Form 10-K
period 1993-12-31
LILLY ELI & CO
filed 1994-03-25
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                               FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993     Commission File Number 1-6351



                              ELI LILLY AND COMPANY
                 (Exact name of Registrant as specified in its charter)


                                             LILLY CORPORATE CENTER
    INDIANA              35-0470950          INDIANAPOLIS, INDIANA  46285
(State or other         (IRS Employer        (Address of principal  (Zip Code)
jurisdiction of incor-   Identification No.)  executive offices)
poration or organization)


Registrant's telephone number, including area code:   317-276-2000


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                        ON WHICH REGISTERED

       Common Stock                           New York Stock Exchange
                                               Pacific Stock Exchange

   Contingent Payment Obligation Units        American Stock Exchange

     Preferred Stock Purchase Rights          New York Stock Exchange
                                               Pacific Stock Exchange


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[]

The aggregate market value of voting stock of the Registrant held by non-affiliates as of February 21, 1994 (Common Stock): $13,447,757,840.

The number of shares of common stock outstanding as of February 21, 1994:

                CLASS                  NUMBER OF SHARES OUTSTANDING

               Common                           292,665,649

Portions of the following documents have been incorporated by reference into this report:

          DOCUMENT                            PARTS INTO WHICH INCORPORATED

Registrant's Annual Report to Shareholders     Parts I, II, and IV
    for fiscal year ended December 31, 1993

Registrant's Proxy Statement dated March
     14, 1994                                  Part III

PART I

Item 1.     BUSINESS

Eli Lilly and Company was incorporated in 1901 under the laws of Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. The Company*, including its subsidiaries, is engaged in the discovery, development, manufacture, and sale of products in one industry segment - Life Sciences. Products are manufactured or distributed through owned or leased facilities in the United States, Puerto Rico, and 27 other countries, in 19 of which the Company owns or has an interest in manufacturing facilities. Its products are sold in approximately 120 countries.

Most of the Company's products were discovered or developed through the Company's research and development activities, and the success of the Company's business depends to a great extent on the introduction of new products resulting from these research and development activities. Research efforts are primarily directed toward the discovery of products to diagnose and treat diseases in human beings and animals and to increase the efficiency of animal food production. Research efforts are also directed toward developing medical devices.


                FINANCIAL INFORMATION RELATING TO INDUSTRY
                    SEGMENTS AND CLASSES OF PRODUCTS

Financial information relating to industry segments and classes of products, set forth in the Company's 1993 Annual Report at pages 18-19 under "Review of Operations - Segment Information" (pages 12-13 of Exhibit 13 to this Form 10-K), is incorporated herein by reference.

Due to several factors, including the introduction of new products by the Company and other manufacturers, the relative contribution of any particular Company product to consolidated net sales is not necessarily constant from year to year, and its contribution to net income is not necessarily the same as its contribution to consolidated net sales.

PRODUCTS

Pharmaceutical Products

    Pharmaceutical products include

Anti-infectives, including the oral cephalosporin antibiotics Ceclor (Registered), Keflex(Registered), and Keftab(Registered), used in the treatment of a wide range of bacterial infections; the oral carbacephem antibiotic Lorabid(Trademark), used to treat a variety of infections; the injectable cephalosporin antibiotics Mandol(Registered), Tazidime(Registered), Kefurox(Registered), and Kefzol(Registered), used to treat a wide range of infections in the hospital setting; Nebcin(Registered), an injectable aminoglycoside antibiotic used in hospitals to treat a broad range of infections caused by staphylococci and Gram-negative bacteria; and Vancocin(Registered) HCl, an antibiotic used primarily to treat staphylococcal infections;

Central-nervous-system agents, including the antidepressant agent
Prozac(Registered), a highly specific serotonin uptake inhibitor, indicated for the treatment of depression and, in certain countries, for bulimia and obsessive-compulsive disorder; and the analgesic Darvocet-N(Registered) 100, which is indicated for the relief of mild-to-moderate pain;

* The terms "Company" and "Registrant" are used interchangeably herein to refer to Eli Lilly and Company or to Eli Lilly and Company and its consolidated subsidiaries, as the context requires.

Diabetic care products, including Iletin(Registered) (insulin) in its various pharmaceutical forms; and Humulin(Registered), human insulin produced through recombinant DNA technology;

Oncolytic agents, including Oncovin(Registered), indicated for treatment of acute leukemia and, in combination with other oncolytic agents, for treatment of several different types of advanced cancers; Velban(Registered), used in a variety of malignant neoplastic conditions; and Eldisine(Registered), indicated for treatment of acute childhood leukemia resistant to other drugs;

An antiulcer agent, Axid(Registered), an H2 antagonist, indicated for the treatment of active duodenal ulcer, for maintenance therapy for duodenal ulcer patients after healing of an active duodenal ulcer, and for reflux esophagitis; and

Additional pharmaceuticals, including cardiovascular therapy products, principally Dobutrex(Registered); hormones, including
Humatrope(Registered), human growth hormone produced by recombinant DNA technology; and sedatives.

Medical Devices and Diagnostic Products

Medical devices include patient vital-signs measurement and electrocardiography systems, intravenous fluid-delivery and control systems, implantable cardiac pacemakers and implantable cardioverter/defibrillators, cardiac defibrillators and monitors, coronary angioplasty catheter systems, peripheral and coronary atherectomy catheter systems, and devices for use during minimally-invasive surgery procedures.

Diagnostic products include monoclonal-antibody-based diagnostic tests for colon, prostate, and testicular cancer, as well as for infertility, pregnancy, heart attack, thyroid deficiencies, allergies, anemia, dwarfism, and infectious diseases.

Animal Health Products

Animal health products include Tylan(Registered), an antibiotic used to control certain diseases in cattle, swine, and poultry and to improve feed efficiency and growth; Rumensin(Registered), a cattle feed additive that improves feed efficiency and growth; Compudose(Registered), a controlled-release implant that improves feed efficiency and growth in cattle; Coban(Registered), Monteban(Registered) and Maxiban(Registered), anticoccidial agents for use in poultry; Apralan(Registered), an antibiotic used to control enteric infections in calves and swine; Micotil(Registered), an antibiotic used to treat bovine respiratory disease; and other products for livestock and poultry.

MARKETING

Most of the Company's major products are marketed worldwide.

In the United States, the Company's Pharmaceutical Division distributes pharmaceutical products principally through approximately 225 wholesale distributing outlets. Marketing policy is designed to assure immediate availability of these products to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Four wholesale distributing companies in the United States accounted for approximately 11%, 9%, 6%, and 5% respectively, of consolidated net sales in 1993. No other distributor accounted for as much as 5% of consolidated net sales. The Company also makes direct sales of its pharmaceutical products to the United States government and to other manufacturers, but those direct sales do not constitute a material portion of consolidated net sales.

The Company's pharmaceutical products are promoted in the United States under the Lilly and Dista trade names by one hospital and three retail sales forces employing salaried sales representatives. These sales representatives, approximately half of whom are registered pharmacists, call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. Their efforts are supported by the Company through advertising in medical and drug journals, distribution of literature and samples of certain products to physicians, and exhibits for use at medical meetings. In the past few years, large purchasers of pharmaceuticals, such as managed-care groups and government and long-term care institutions, have begun to account for an increasing portion of total pharmaceutical purchases in the United States. In 1992, reflecting these changes, the Company created special sales groups to service government and long-term care institutions, and expanded its managed-care sales organization. In response to competitive pressures, the Company has entered into arrangements with a number of these organizations providing for discounts or rebates on one or more Company products.

Pharmaceutical products are promoted outside the United States by salaried sales representatives. While the products marketed vary from country to country, anti-infectives constitute the largest single group in total volume. Distribution patterns vary from country to country.

IVAC Corporation markets its patient temperature-measuring and vital-signs products and intravenous fluid-infusion systems principally to hospitals in the United States. Sales in the United States are conducted by a direct sales force. Sales outside the United States are conducted by both direct sales representatives and independent distributors.

Cardiac Pacemakers, Inc. markets pacemaker products and automatic implantable cardioverter/defibrillators to physicians and hospitals. Sales are conducted by direct sales representatives and by independent distributors both inside and outside the United States.

Physio-Control Corporation markets cardiac defibrillators and monitors, electrocardiography systems, and vital-signs-measurement equipment to hospitals and emergency care units. In the United States, sales are conducted by direct sales representatives. Sales outside the United States are conducted by both direct sales representatives and independent distributors. Physio-Control suspended production in May 1992 following an inspection of its operations by the U.S. Food and Drug Administration ("FDA"). During 1993, Physio-Control received FDA authorization to resume shipments of the majority of its product line. Physio-Control is seeking FDA authorization to resume shipments of its remaining products.

Advanced Cardiovascular Systems, Inc. primarily markets coronary dilatation balloon catheter systems to cardiologists to open obstructed coronary arteries. In the United States, sales are conducted by a direct sales force. Sales outside the United States are conducted by both direct sales representatives and independent distributors.

Devices for Vascular Intervention, Inc. markets atherectomy catheter systems for the treatment of coronary vascular disease by the removal of atherosclerotic plaque. In the United States, sales are conducted by direct sales representatives. Sales outside the United States are conducted by independent distributors.

Origin Medsystems, Inc., acquired by the Company in 1992, markets devices for use in minimally invasive surgical procedures. Sales in the United States are conducted by direct sales representatives. Sales outside the United States are conducted by independent distributors and a direct sales force.

Heart Rhythm Technologies, Inc. is developing catheter-based ablation systems to correct faulty signals at the heart, using a less-invasive approach than current therapy. Heart Rhythm Technologies has no products currently approved for marketing.

Hybritech Incorporated and Pacific Biotech, Inc. market their immunodiagnostic products to hospitals, commercial laboratories, clinics, and physicians. Sales are conducted by direct sales representatives and by independent distributors both inside and outside the United States.

Elanco Animal Health, a division of the Company, employs field salespeople throughout the United States to market animal health products. Sales are made to wholesale distributors, retailers, feed manufacturers, or producers in conformance with varying distribution patterns applicable to the various types of products. The Company also has an extensive sales force outside the United States to market its animal health products.

                            RAW MATERIALS

Most of the principal materials used by the Company in manufacturing operations are chemical, plant, and animal products that are available from more than one source. Certain raw materials are available or are purchased principally from only one source. Unavailability of certain materials from present sources could cause an interruption in production pending establishment of new sources or, in some cases, implementation of alternative processes.

Although the major portion of the Company's sales abroad are of products manufactured wholly or in part abroad, a principal source of active ingredients for these manufactured products continues to be the Company's facilities in the United States.

                           PATENTS AND LICENSES

The Company owns, has applications pending for, or is licensed under, a substantial number of patents, both in the United States and in other countries, relating to products, product uses, and manufacturing processes. There can be no assurance that patents will result from the Company's pending applications. Moreover, patents relating to particular products, uses, or processes do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products to compete with the patented products or uses.

Patent protection of certain products, processes, and uses - particularly that relating to Ceclor, Dobutrex, Humulin, Prozac, Axid, and Lorabid - is considered to be important to the operations of the Company. The United States product patent covering Ceclor, the Company's second largest selling product, expired in December 1992. The Company holds a U.S. patent on a key intermediate material that remains in force until December 1994. It has been reported that several abbreviated new drug applications for generic formulations of cefaclor (the active ingredient in Ceclor) have been filed in the U.S. and regulatory submissions have been made in other countries. Small quantities of a generic formulation are currently being marketed in India. Although the Company cannot predict the ultimate effect on the sales of Ceclor or the Company's results of operations, the Company believes that the expiration of the U.S. product and intermediate patents will not have a material adverse effect on the Company's near-term consolidated financial position. The United States patent covering Dobutrex expired in October
1993. Prior to the expiration, U.S. sales of Dobutrex accounted for approximately 2% of the Company's worldwide sales. The patent expiration has resulted in a significant decline in U.S. Dobutrex sales, and the Company expects this decline to continue. During the first two months of 1994, U.S. sales of the product declined approximately 75%. The contribution of Dobutrex to the Company's net income is greater than its contribution to net sales. The Company is unable to predict the effect of the expiration on the Company's consolidated results of operations; however, the Company believes the expiration will not have a material adverse effect on its consolidated financial position. The United States patent covering Humulin expires in 2000, the Prozac patent expires in 2001, the Axid patent expires in 2002, and the Lorabid patent expires in 2004.

The Company also grants licenses under patents and know-how developed by the Company and manufactures and sells products and uses technology and know-how under licenses from others. Royalties received by the Company in relation to licensed pharmaceuticals, medical devices, and diagnostic products amounted to approximately $56.7 million in 1993, and royalties paid by it in relation to pharmaceuticals, medical devices, and diagnostic products amounted to approximately $92.5 million in 1993.

                             COMPETITION

The Company's pharmaceutical products compete with products manufactured by numerous other companies in highly competitive markets in the United States and throughout the world. Its medical devices compete with numerous domestic and foreign manufacturers of conventional mercury-glass thermometers, implantable cardiac pacemakers, cardiac defibrillators and monitors, electronic temperature-measuring systems, vital-signs measuring systems, intravenous systems, angioplasty catheter systems, and minimally-invasive surgery devices. The Company's diagnostic products compete with conventional immunodiagnostic assays as well as with monoclonal-antibody-based products marketed by numerous foreign and domestic manufacturers. Its animal health products compete on a worldwide basis with products of pharmaceutical, chemical, and other companies that operate animal health divisions or subsidiaries.

Important competitive factors include price and cost-effectiveness, product characteristics and dependability, service, and research and development of new products and processes. The introduction of new products and the development of new processes by domestic and foreign companies can result in progressive price reductions or decreased volume of sales of competing products, or both. New products introduced with patent protection usually must compete with other products already on the market at the time of introduction or products developed by competitors after introduction. The Company believes its competitive position in these markets is dependent upon its research and development endeavors in the discovery and development of new products, together with increased productivity resulting from improved manufacturing methods, marketing efforts, and customer service. There can be no assurance that products manufactured or processes used by the Company will not become outmoded from time to time as a result of products or processes developed by its competitors.

                            GOVERNMENTAL REGULATION

The Company's operations have for many years been subject to extensive regulation by the federal government, to some extent by state governments, and in varying degrees by foreign governments. The Federal Food, Drug, and Cosmetic Act, other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern testing, approval, production, labeling, distribution, post-market surveillance, advertising, promotion, and in some instances, pricing, of most of the Company's products. In addition, the Company's operations are subject to complex federal, state, local, and foreign environmental laws and regulations. It is anticipated that compliance with regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time, and expense and significant capital investment.

In the United States, the federal administration has identified health care reform as a priority and introduced legislation that, if enacted, would make fundamental changes in the health care delivery system. In addition, a number of reform measures have been proposed by members of Congress. Many state legislatures are also considering health care reform measures. The nature of the changes that may ultimately be enacted and their impact on the Company and the pharmaceutical industry are unknown. However, several of the measures currently under discussion, if enacted, could affect the industry and the Company by, among other things, increasing pressures on pricing, restricting physicians' choice of therapies, raising effective tax rates, and reducing incentives to invest in research and development. Outside the United States, governments in several countries, including Germany, Italy, and the United Kingdom, are implementing health care cost-control measures that may adversely affect pharmaceutical industry revenues. The Company is unable to predict the extent to which its business may be affected by these or other future legislative and regulatory developments.

                            RESEARCH AND DEVELOPMENT

The Company's research and development activities are responsible for the discovery or development of most of the products offered by the Company today. Its commitment to research and development dates back more than 100 years. The growth in research and development expenditures and personnel over the past several years demonstrates both the continued vitality of the Company's commitment and the increasing costs and complexity of bringing new products to the market. At the end of 1993, approximately 5,600 people, including a substantial number who are physicians or scientists holding graduate or postgraduate degrees or highly skilled technical personnel, were engaged in research and development activities. The Company expended $766.9 million on research and development activities in 1991, $924.9 million in 1992, and $954.6 million in 1993.

The Company's research is concerned primarily with the effects of synthetic chemicals and natural products on biological systems. The results of that research are applied to the development of products for use by or on humans and animals, and for other uses. Major effort is devoted to pharmaceutical products. In late 1993, the Company decided to concentrate its pharmaceutical research and development efforts on the search for compounds that will cure or treat diseases in five categories: central nervous system and related diseases; endocrine diseases, including diabetes and osteoporosis; infectious diseases; cancer; and cardiovascular diseases. The Company is engaged in biotechnology research programs involving recombinant DNA and monoclonal antibodies. The Company's biotechnology research is supplemented through its Hybritech and Pacific Biotech subsidiaries, which conduct research using monoclonal-antibody-based product technology for diagnosis of certain diseases or medical conditions.

In addition to the research activities carried on in the Company's own laboratories, the Company sponsors and underwrites the cost of research and development by independent organizations, including educational institutions and research-based human health care companies, and contracts with others for the performance of research in their facilities. It utilizes the services of physicians, hospitals, medical schools, and other research organizations in the United States and numerous other countries to establish through clinical evidence the safety and effectiveness of new products.

IVAC, Cardiac Pacemakers, Advanced Cardiovascular Systems, Physio-Control, Devices for Vascular Intervention, Origin Medsystems, and Heart Rhythm Technologies conduct research and development in the area of medical devices.

Extensive work is also conducted in the animal sciences, including animal nutrition and physiology and veterinary medicine. Certain of the Company's research and development activities relating to pharmaceutical products may be applicable to animal health products. An example is the search for agents that will cure infectious disease.

                               QUALITY ASSURANCE

The Company's success depends in great measure upon customer confidence in the quality of the Company's products and in the integrity of the data that support their safety and effectiveness. The quality of the Company's products arises from the total commitment to quality in all parts of the Company, including research and development, purchasing, facilities planning, manufacturing, and distribution. Quality-assurance procedures have been developed relating to the quality and integrity of the Company's scientific information and production processes.

With respect to pharmaceutical, diagnostic, and animal health products, control of production processes involves rigid specifications for ingredients, equipment, facilities, manufacturing methods, packaging materials, and labeling. Control tests are made at various stages of production processes and on the final product to assure that the product meets the Company's standards. These tests may involve chemical and physical chemical analyses, microbiological testing, testing in animals, or a combination of these tests. Additional assurance of quality is provided by a corporate quality-assurance group that monitors existing pharmaceutical and animal health manufacturing procedures and systems in the parent company, subsidiaries, and affiliates.

The quality of medical devices is assured through specifications of components and finished products, inspection of certain components, certification of certain vendors, control of the manufacturing environment, and use of statistical process controls. Final products are tested to assure conformance with specifications.

                      EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the executive officers of the Company. All but three of the executive officers have been employed by the Company in executive or managerial positions during the last five years.

Randall L. Tobias became Chairman of the Board and Chief Executive Officer in June 1993. He had served as Vice Chairman of the Board of American Telephone and Telegraph Company from 1986 until he assumed his present position. He has been a member of the Board of Directors of the Company since 1986. August M. Watanabe joined the Company in 1990 as Vice

President of Lilly Research Laboratories. Previously he had served as Chairman of the Department of Medicine at Indiana University School of Medicine from 1983 through 1990. From 1987 until he joined the Company in August 1990, Mitchell E. Daniels, Jr., President, North American Pharmaceutical Operations, Pharmaceutical Division, served as President and Chief Executive Officer of the Hudson Institute and was of counsel to Baker & Daniels. From 1985 to 1987 he served on former President Reagan's staff as Assistant to the President for Political and Intergovernmental Affairs.

Except as indicated in the table below, the term of office for each executive officer indicated herein expires on the date of the annual meeting of the Board of Directors, to be held on April 18, 1994, or on the date his successor is chosen and qualified. No director or executive officer of the Company has a "family relationship" with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer of the Company and any other person pursuant to which the executive officer was selected.


     NAME                      AGE                    OFFICES

Randall L. Tobias              52    Chairman of the Board and Chief Executive
                                     Officer (since June 1993) and a Director

Mel Perelman, Ph.D.            63    Executive Vice President (since December
                                     1986) and a Director(1)

Sidney Taurel                  45    Executive Vice President (since January
                                     1993) and a Director

Joseph C. Cook, Jr.            52    Group Vice President, Manufacturing,
                                     Engineering, and Corporate Quality
                                       (since June 1992)(2)

James M. Cornelius             50    Vice President, Finance and Chief
                                     Financial Officer (since January 1983)
                                     and a Director

Mitchell E. Daniels, Jr.       44    President, North American Pharmaceutical
                                     Operations, Pharmaceutical Division
                                     (since April 1993)(3)

Ronald W. Dollens              47    President, Medical Devices and
                                     Diagnostics Division (since July 1991)(3)

Michael L. Eagle               46    Vice President, Manufacturing (since
                                     January 1994)(4)

Brendan P. Fox                 50    President, Elanco Animal Health Division
                                     (since January 1991)(3)

Pedro P. Granadillo            46    Vice President, Human Resources (since
                                     April 1993)

J. B. King                     64    Vice President and General Counsel
                                     (since October 1987)

Stephen A. Stitle              48    Vice President, Corporate Affairs (since
                                     April 1993) and a Director

W. Leigh Thompson, Ph.D., M.D. 55    Chief Scientific Officer (since January
                                     1993)(3)

August M. Watanabe, M.D.       52    Vice President (since January 1994) and
                                     a Director(4)

- --------------------
1  Retired as an officer and director effective December 31, 1993
2  Retired as an officer effective December 31, 1993
3  Serves in office until his successor is appointed
4  Became executive officer January 1994

                                   EMPLOYEES

At the end of 1993, the Company had approximately 32,700 employees, including approximately 11,000 employees outside the United States. A substantial number of the Company's employees have long records of continuous service. Approximately 2,600 employees, including 1,900 U.S. employees, are retiring under voluntary early retirement programs announced in the fourth quarter of 1993.

       FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

Financial information relating to foreign and domestic operations, set forth in the Company's 1993 Annual Report at pages 18-19 under "Review of Operations - Segment Information" (pages 12-13 of Exhibit 13), is incorporated herein by reference.

Eli Lilly International Corporation, a subsidiary, coordinates the Company's manufacture and sale of products outside the United States.

Local restrictions on the transfer of funds from branches and subsidiaries located abroad (including the availability of dollar exchange) have not to date been a significant deterrent in the Company's overall operations abroad. The Company cannot predict what effect these restrictions or the other risks inherent in foreign operations, including possible nationalization, might have on its future operations or what other restrictions may be imposed in the future.

                             RECENT DEVELOPMENTS

On January 18, 1994, the Company announced its intent to divest itself of its medical device and diagnostics ("MDD") businesses. The final form of the divestiture has not been resolved. It will depend on tax, market, and other considerations, including the nature of any offers the Company may receive from prospective purchasers of one or more of the businesses. Current plans call for the creation of a new holding company comprising six of the businesses and the divestiture of the new company through a spin-off to Company shareholders, one or more public offerings of the holding company's shares, or a combination of these methods. These six businesses are Advanced Cardiovascular Systems, Cardiac Pacemakers, Devices for Vascular Intervention, Heart Rhythm Technologies, IVAC, and Origin Medsystems. The Company currently intends to sell separately the three other businesses in the MDD division - Hybritech, Pacific Biotech, and Physio-Control. The agreements under which the Company acquired Hybritech, Pacific Biotech, and Origin Medsystems include provisions that could affect the timing of these transactions.

On March 8, 1994, the Company announced that it had signed a letter of intent with Sphinx Pharmaceuticals Corporation for the acquisition of Sphinx by the Company. Sphinx is engaged in drug discovery and development by generating combinatorial chemistry libraries of small organic molecules and by high-throughput screening of compounds for biological activity. The transaction is subject to the signing of a definitive agreement, applicable government approval, and approval by Sphinx shareholders. Three purported class actions have been filed by shareholders of Sphinx seeking, among other things, to enjoin the transaction.

Item 2.     PROPERTIES

The Company's principal domestic and international executive offices are located in Indianapolis. At December 31, 1993, the Company owned 14 production plants and facilities in the United States and Puerto Rico.
These plants and facilities contain an aggregate of approximately 12 million square feet of floor area. Most of the plants and facilities involve production of both pharmaceutical and animal health products. The Company owns manufacturing, research, and administrative facilities for medical devices and diagnostic products, containing an aggregate of approximately
1.9 million square feet, in seven cities in the United States and Puerto Rico. The Company's Medical Devices and Diagnostics Division leases manufacturing, research, and administrative facilities in the United

States containing an aggregate of approximately 800,000 square feet. The Company also leases sales offices in a number of cities located in the United States.

The Company has 25 production plants and facilities in 19 countries outside the United States, containing an aggregate of approximately 3.9 million square feet of floor space. Leased production and warehouse facilities are utilized in some of these countries as well as in nine other countries including Puerto Rico.

The Company's main research and development laboratories in Indianapolis and Greenfield, Indiana, consist of approximately 2.8 million square feet. Its major research and development facilities abroad are located in Belgium and the United Kingdom and contain approximately 435,000 square feet. The Company also owns two tracts of land, containing an aggregate of approximately 1,700 acres, a portion of which is used for field studies of products.

The Company believes that none of its properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business of the Company. The buildings owned by the Company are of varying ages and in good condition.

Item 3.     LEGAL PROCEEDINGS

The Company is currently a defendant in a variety of product and patent litigation matters. In approximately 205 actions, plaintiffs seek to recover damages on behalf of children or grandchildren of women who ingested diethylstilbestrol during pregnancy. In another approximately 170 actions, plaintiffs seek to recover damages as a result of the ingestion of Prozac.
In the patent suits, it is asserted that one or more Company products or processes infringe issued patents. The holders of those patents seek monetary damages and injunctions against further infringement. Products involved include Humulin, Humatrope, bovine somatotropin and certain medical devices.

A federal grand jury in Baltimore, Maryland is conducting an inquiry into the Company's compliance with the Food and Drug Administration's regulatory requirements affecting the Company's pharmaceutical manufacturing operations. The Company is cooperating fully with the inquiry.

The Company has been named in approximately ten of more than 40 lawsuits filed in various federal courts against a number of U.S. pharmaceutical manufacturers and in some cases wholesalers. Most of the suits in which the Company is a defendant purport to be class actions on behalf of all retail pharmacies in the United States and allege an industry-wide agreement to deny favorable pricing on sales to certain retail pharmacies. At least one also alleges price discrimination. The suits are in an early procedural stage.

The Company is also a defendant in other litigation, including product liability suits, of a character regarded as normal to its business.

While it is not possible to predict or determine the outcome of the legal actions pending against the Company, in the opinion of the Company such actions will not ultimately result in any liability that would have a material adverse effect on its consolidated financial position.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1993, no matters were submitted to a vote of security holders.

                                 PART II

Item 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

Information relating to the principal market for the Company's common stock and related stockholder matters, set forth in the Company's 1993 Annual Report under "Review of Operations - Selected Quarterly Data (unaudited)," at page 20 (page 14 of Exhibit 13), is incorporated herein by reference.

Item 6.     SELECTED FINANCIAL DATA

Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 1993 Annual Report under "Review of Operations - Selected Financial Data (unaudited)," at page 21 (page 15 of
Exhibit 13), are incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management's discussion and analysis of results of operations and financial condition, set forth in the Company's 1993 Annual Report under "Review of Operations - Operating Results" (pages 9-13), "Review of Operations - Financial Condition" (pages 13 and 16), and "Review of Operations - Environmental and Legal Matters" (page 16) (together, pages 1-7 of Exhibit 13), is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)1 and included in the Company's 1993 Annual Report at pages 12, 14, 15, and 17 (Consolidated Statements of Income, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows), pages 18-19 (Segment Information), and pages 22-33 (Notes to Consolidated Financial Statements) (together, pages 8-13 and 16-30 of Exhibit 13), and the Report of Independent Auditors set forth in the Company's 1993 Annual Report at page 34 (page 31 of Exhibit 13), are incorporated herein by reference.

Information on quarterly results of operations, set forth in the Company's 1993 Annual Report under "Review of Operations - Selected Quarterly Data (unaudited)," at page 20 (page 14 of Exhibit 13), is incorporated herein by reference.

Item 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Company's directors, set forth in the Company's Proxy Statement dated March 14, 1994, under "Election of Directors - Nominees for Election," at pages 2-5, is incorporated herein by reference. Information relating to the Company's executive officers is set forth at pages 6-7 of this Form 10-K under "Executive Officers of the Company." Additional information with respect to the Company's directors and certain of its officers, set forth in the Company's Proxy Statement dated March 14, 1994, under "Other Matters," at page 25, is incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION

Information relating to executive compensation, set forth in the Company's Proxy Statement dated March 14, 1994, under "Election of Directors - Executive Compensation," at pages 9-20, is incorporated herein by reference, except that the Compensation and Management Development Committee Report and Performance Graph are not so incorporated.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to ownership of the Company's common stock by persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the Company's Proxy Statement dated March 14, 1994, under "Election of Directors - Common Stock Ownership by Directors and Executive Officers," at pages 6-7, and "Election of Directors - Principal Holders of Common Stock," at page 8, is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.     Financial Statements

The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 1993 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8:

Consolidated Statements of Income - Years Ended December 31, 1993, 1992, and 1991 (page 12) (page 8 of Exhibit 13)

Consolidated Balance Sheets - December 31, 1993 and 1992 (pages 14-15) (pages 9-10 of Exhibit 13)

Consolidated Statements of Cash Flows - Years Ended December 31, 1993, 1992, and 1991 (page 17) (page 11 of Exhibit 13)

Segment Information (pages 18-19) (pages 12-13 of Exhibit 13)

Notes to Consolidated Financial Statements (pages 22-33) (pages 16-30 of
Exhibit 13)

(a)2.     Financial Statement Schedules

The following consolidated financial statement schedules of the Company and its subsidiaries are included in this Form 10-K:

Schedule I     Marketable Securities - Other Investments (page F-1)

Schedule V     Property, Plant, and Equipment (page F-2)

Schedule VI Accumulated Depreciation, Depletion, and Amortization of Property, Plant, and Equipment (page F-3)

Schedule VII   Guarantees of Securities of Other Issuers (page F-4)

Schedule VIII  Valuation and Qualifying Accounts (page F-5)

Schedule IX    Short-Term Borrowings (page F-6)

Schedule X     Supplementary Income Statement Information (page F-7)

All other schedules (Nos. II, III, IV, XI, XII, XIII, and XIV) for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are adequately explained in the financial statements and, therefore, have been omitted.

Financial statements of interests of 50% or less, which are accounted for by the equity method, have been omitted because they do not, considered in the aggregate as a single subsidiary, constitute a significant subsidiary.

The report of the Company's independent auditors with respect to the schedules listed above is contained herein as a part of Exhibit 23, Consent of Independent Auditors.

(a)3.     Exhibits

3.1     Amended Articles of Incorporation

3.2     By-laws

4.1     Form of 7% Bond 1984-1994/96 of Eli Lilly Overseas Finance N.V.

4.2 Form of Guarantee dated as of January 9, 1984, by Eli Lilly and Company to Holders of 7% Bonds 1984-1994/96 of Eli Lilly
        Overseas Finance N.V.

4.3 Form of Letter Agreement dated as of January 9, 1984, between Eli Lilly and Company, Eli Lilly Overseas Finance N.V., and Swiss Bank Corporation

4.4 Form of Bond Purchase Agreement dated as of December 3, 1984, including form of Bond, between City of Clinton, Indiana, Eli Lilly and Company, and Chemical Bank*

4.5 Form of Loan Agreement dated as of December 3, 1984, between Eli Lilly and Company and City of Clinton, Indiana*

4.6 Form of Bond Purchase Agreement dated as of December 3, 1984, including form of Bond, between Tippecanoe County, Indiana, Eli Lilly and Company, and Chemical Bank*

4.7 Form of Loan Agreement dated as of December 3, 1984, between Eli Lilly and Company and Tippecanoe County, Indiana*

4.8 Form of Indenture dated as of May 15, 1985, between Eli Lilly and Company and Merchants National Bank & Trust Company of Indianapolis, as Trustee

4.9     Form of Eli Lilly and Company Convertible Debenture due 1994

4.10 Form of Indenture with respect to Contingent Payment Obligation Units dated March 18, 1986, between Eli Lilly and Company and Harris Trust and Savings Bank, as Trustee

- ---------------------
* Exhibits 4.4-4.7 are not filed with this report. Copies of these exhibits will be furnished to the Securities and Exchange Commission upon request.

4.11 Rights Agreement dated as of July 18, 1988, between Eli Lilly and Company and Bank One, Indianapolis, NA

4.12 Form of Indenture dated as of February 21, 1989, between Eli Lilly and Company and Merchants National Bank & Trust Company of Indianapolis, as Trustee

4.13    Form of Eli Lilly and Company Five Year Convertible Note

4.14 Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

4.15 Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

4.16 Form of Indenture dated as of September 5, 1991, among the Lilly Savings Plan Master Trust Fund C, as Issuer; Eli Lilly and Company, as Guarantor; and Chemical Bank, as Trustee*

10.1    1984 Lilly Stock Plan, as amended

10.2    1989 Lilly Stock Plan, as amended

10.3    The Lilly Deferred Compensation Plan, as amended

10.4    The Lilly Directors' Deferred Compensation Plan, as amended

10.5 The Lilly Non-Employee Directors' Deferred Stock Plan, as amended

10.6    Eli Lilly and Company Senior Executive Bonus Plan, as amended

10.7    The Lilly Non-Employee Directors' Retirement Plan

10.8 Letter Agreement dated September 3, 1993, between the Company and Vaughn D. Bryson

11.     Computation of Earnings Per Share on Primary and Fully Diluted
        Bases

12.     Computation of Ratio of Earnings to Fixed Charges

13. Annual Report to Shareholders for the Year Ended December 31, 1993 (portions incorporated by reference into this Form 10-K)

21.     List of Subsidiaries

23.     Consent of Independent Auditors

99.     Report to Holders of Eli Lilly and Company Contingent Payment
        Obligation Units

(b)  Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fourth quarter of 1993.

- -----------------
* Exhibit 4.16 is not filed with this report. Copies of this exhibit will be furnished to the Securities and Exchange Commission upon request.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ELI LILLY AND COMPANY


                                   By s/Randall L. Tobias
                                      (Randall L. Tobias, Chairman of the
                                       Board and Chief Executive Officer)

                                                  March 21, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                        DATE


s/Randall L. Tobias                 Chairman of the Board,      March 21, 1994
(RANDALL L. TOBIAS)                 Chief Executive
                                    Officer, and a Director
                                    (principal executive officer)

s/James M. Cornelius                Vice President, Finance,    March 21, 1994
(JAMES M. CORNELIUS)                Chief Financial Officer,
                                    and a Director (principal
                                    financial officer)

s/Keith E. Brauer                   Chief Accounting Officer    March 21, 1994
(KEITH E. BRAUER)                   (principal accounting officer)

s/Steven C. Beering, M.D.           Director                    March 21, 1994
(STEVEN C. BEERING, M.D.)

s/James W. Cozad                    Director                    March 21, 1994
(JAMES W. COZAD)

                                    Director                    March 21, 1994
(KAREN N. HORN, Ph.D.)

s/J. Clayburn La Force, Jr., Ph.D.  Director                    March 21, 1994
(J. CLAYBURN LA FORCE, JR., Ph.D.)

s/Kenneth L. Lay, Ph.D.             Director                    March 21, 1994
(KENNETH L. LAY, Ph.D.)

s/Ben F. Love                       Director                    March 21, 1994
(BEN F. LOVE)

s/Stephen A. Stitle                 Director                    March 21, 1994
(STEPHEN A. STITLE)

s/Sidney Taurel                     Director                    March 21, 1994
(SIDNEY TAUREL)

s/August M. Watanabe, M.D.          Director                    March 21, 1994
(AUGUST M. WATANABE, M.D.)

s/Alva O. Way                       Director                    March 21, 1994
(ALVA O. WAY)

s/Richard D. Wood                   Director                    March 21, 1994
(RICHARD D. WOOD)

TRADEMARKS

Apralan(Registered) (apramycin sulfate, Elanco)
Axid(Registered) (nizatidine, Lilly)
Ceclor(Registered) (cefaclor, Lilly)
Coban(Registered) (monensin sodium, Elanco)
Compudose(Registered) (estradiol controlled-release implant,
Elanco)
Darvocet-N(Registered) (propoxyphene napsylate with acetaminophen, Lilly)
Dobutrex(Registered) (dobutamine hydrochloride, Lilly)
Eldisine(Registered) (vindesine sulfate, Lilly)
Humatrope(Registered) (somatropin of recombinant DNA origin, Lilly)
Humulin(Registered) (human insulin of recombinant DNA origin, Lilly) lletin(Registered) (insulin, Lilly)
Keflex(Registered) (cephalexin, Dista)
Keftab(Registered) (cephalexin hydrochloride, Dista)
Kefurox(Registered) (cefuroxime sodium, Lilly)
Kefzol(Registered) (cefazolin sodium, Lilly)
Lorabid(Trademark) (loracarbef, Lilly)
Mandol(Registered) (cefamandole nafate, Lilly)
Maxiban(Registered) (narasin and nicarbazine, Elanco)
Micotil(Registered) (tilmicosin phosphate, Elanco)
Monteban(Registered) (narasin, Elanco)
Nebcin(Registered) (tobramycin sulfate, Lilly)
Oncovin(Registered) (vincristine sulfate, Lilly)
Prozac(Registered) (fluoxetine hydrochloride, Dista)
Rumensin(Registered) (monensin sodium, Elanco)
Tazidime(Registered) (ceftazidime, Lilly)
Tylan(Registered) (tylosin, Elanco)
Vancocin(Registered) (vancomycin hydrochloride, Lilly)
Velban(Registered) (vinblastine sulfate, Lilly)




                ELI LILLY AND COMPANY AND SUBSIDIARIES
      SCHEDULE I.  MARKETABLE SECURITIES - OTHER INVESTMENTS
                         DECEMBER 31, 1993

   Col. A                 Col. B      Col. C   Col. D     Col. E
   ------                 ------      ------   ------     ---------
                                                          Amount at
                                                          Which Each
                          Number                          Portfolio of
                          of Shares                       Equity
                          or Units-            Market     Security Issues
                          Principal            Value of   and Each Other
                          Amount of   Cost of  Issue at   Security Issue
Name of Issuer            Bonds       Each     Balance    Carried in the
and Title of Issue        and Notes   Issue    Sheet Date  Balance Sheet
- ------------------------------------------------------------------------
                                         (Dollars in millions)

CERTIFICATES OF DEPOSIT, TIME
   DEPOSITS, AND
   INTEREST-BEARING DEMAND
   DEPOSITS               $ 491.8     $ 491.8    $ 492.1       $ 491.8

REPURCHASE AGREEMENTS
   Collateralized by U.S.
   government or U.S.
   government agency
   securities                28.0        28.0       28.0          28.0

   Collateralized by other
   investments               42.3        42.3       42.3          42.3

EQUITY INVESTMENTS AND
  LIMITED PARTNERSHIPS      216.5       216.5      221.3         204.0

EURO COMMERCIAL PAPER
   AND BONDS                390.4       390.4      388.5         386.0

   TOTALS                $1,169.0    $1,169.0   $1,172.2      $1,152.1
                          =======     =======    =======       =======
Classified as:
  Current asset - Cash equivalent                             $  482.9
                - Short-term investments                         447.5

  Noncurrent asset                                               221.7
                                                                 -----
   TOTAL                                                      $1,152.1
                                                               =======

Securities classified as cash equivalents                     $  482.9
Cash                                                              56.7
                                                                 -----
Cash and cash equivalents                                     $  539.6
                                                                 =====

                ELI LILLY AND COMPANY AND SUBSIDIARIES

               SCHEDULE V.  PROPERTY, PLANT, AND EQUIPMENT

    Col. A       Col. B     Col. C    Col. D        Col E          Col. F
    ------       ------     ------    ------  -------------------  -------
                                                           Other
               Balance at                                 Changes
               Beginning    (A)              Add (Deduct)  Add     Balance
               of         Additions          Translation  (Deduct) At End
Classification Period     At Cost  Retirements Adjustments Describe of Period

                            (Dollars in millions)

Year Ended
  Dec 31, 1991
   Land        $  102.1     $ 8.8   $    -  $    .6  $        - $   111.5
   Buildings    1,141.3     228.0      9.2     (2.3)          -   1,357.8
   Equipment    2,376.9     500.2     76.2     (5.6)          -   2,795.3
   Construction-
     in-progress  895.5     405.4        -      3.1           -   1,304.0
                 ------     -----     -----    -----              -------
       TOTALS  $4,515.8 $1, 142.4   $ 85.4  $  (4.2) $        - $ 5,568.6
                =======  ========     ====      ====              =======
Year Ended
  Dec 31, 1992
   Land        $  111.5  $   3.1    $ 0.3  $  (0.4)  $ (1.1)(B) $  112.8
   Buildings    1,357.8    371.6     30.8    (30.4)   (12.8)(B)  1,655.4
   Equipment    2,795.3    756.5    126.6    (83.6)     2.7 (B)  3,344.3
   Construction-
    in-progress 1,304.0   (218.3)       -    (16.9)   (33.2)(B)  1,035.6
                -------   ------   -----   -------   ------      -------
TOTALS        $5,568.6  $ 912.9   $157.7  $(131.3)  $(44.4)(B) $ 6,148.1
               =======    =====    =====   =======    =====      =======
Year Ended
  Dec 31, 1993
   Land        $  112.8   $ 15.4   $  0.1  $   0.2   $  1.9 (B) $  130.2
   Buildings    1,655.4    312.3     10.4    (14.7)    14.7 (B)  1,957.3
   Equipment    3,344.3    563.3     60.9    (39.6)   (35.4)(B)  3,771.7
   Construction-
    in-progress 1,035.6   (257.5)       -    (14.5)   (56.3)(B)    707.3
                -------    -----     ----    ------   ------     -------
        TOTALS $6,148.1   $633.5   $ 71.4  $ (68.6)  $(75.1)(B) $6,566.5
                =======    =====     ====    ======   ======     =======

- -----------------
NOTE A   Additions represent cash expenditures for projects in numerous locations both inside and outside the United States. In 1992 and 1993 there were no major projects for which cash expenditures exceeded 2% of total assets at either the beginning or the end of the year. In 1991 the 2% threshold was exceeded by one major project relating to an anticipated new product launch. Expenditures for this project were primarily for additions at Indiana locations.

NOTE B   Amounts shown are attributable to corporate restructuring, acquisitions, divestitures and miscellaneous reclassifications.

The range of annual rates used in computing provisions for depreciation was 2 percent to 10 percent for buildings and generally 4 percent to 25 percent for equipment.

                ELI LILLY AND COMPANY AND SUBSIDIARIES

   SCHEDULE VI.  ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                      OF PROPERTY, PLANT, AND EQUIPMENT


    Col. A   Col. B     Col. C    Col. D        Col E               Col. F
    ------   ------     ------    ------    --------------------    ------
                                                           Other
             Balance at Additions                          Changes
             Beginning  Charged to            Add (Deduct) Add       Balance
             of         Costs and             Translation  (Deduct)  At End
Description  Period     Expenses  Retirements Adjustments  Describe  of Period
- ----------------------------------------------------------------------------
                            (Dollars in millions)



Year Ended
  Dec 31, 1991
  Buildings   $  377.1   $ 48.9   $ 6.3        $. 1    $   -      $ 419.8
  Equipment    1,202.0    218.5    52.5        (1.7)       -      1,366.3
               -------    -----    ----       ------     -----    -------
     TOTALS   $1,579.1   $267.4   $58.8      $( 1.6)   $   -     $1,786.1
               =======   ======    ====       =====      =====    =======
Year Ended
  Dec 31, 1992
  Buildings   $  419.8   $ 62.3  $ 21.3      $ (8.4)   $ 32.2(A) $  484.6
  Equipment    1,366.3    268.3    97.6       (40.4)     94.8(A)  1,591.4
               -------    -----   -----        -----    -----     -------
     TOTALS   $1,786.1   $330.6  $118.9      $(48.8)   $127.0(A) $2,076.0
               =======    =====   =====       ======    =====     =======
Year Ended
  Dec 31, 1993
  Buildings   $  484.6   $ 74.1   $ 4.9      $ (4.6)   $  9.2(A) $  558.4
  Equipment    1,591.4    294.5    58.9       (20.1)      1.0(A)  1,807.9
               -------    -----   -----       ------      ----    -------
   TOTALS     $2,076.0   $368.6   $63.8      $(24.7)   $ 10.2(A) $2,366.3
               =======    =====    ====       ======     ====     =======

NOTE A - Amounts shown are primarily attributable to corporate restructuring, divestitures and transfers between accounts.

               ELI LILLY AND COMPANY AND SUBSIDIARIES

        SCHEDULE VII.  GUARANTEES OF SECURITIES OF OTHER ISSUERS


   Col. A   Col. B     Col. C     Col. D      Col. E     Col. F     Col. G
   ------   ------     ------     ------      ------     ------  -----------
                                                                   Nature of
                                                                   any default
                                                                   by issuer of
                                                                   securities
                                                                   guaranteed
                                                                   in principal
Name of                                                            interest,
Issuer of                                                          sinking fund
securities Title of               Amount owned                     or
guaranteed Issue      Total       by person   Amount in            redemption
by person  of each    amount      or persons  treasury of          provisions,
for which class of    guaranteed  for which   issuer of            or
statement securities  and         statement   securities Nature of payments of
is filed  guaranteed  outstanding is filed    guaranteed guarantee dividends


- ----------------------------------------------------------------------------

The          Harding St.
Indianapolis Project                                   Debt
Local Public Bonds   $35,451,123   -0-                 Service      None
Improvement
Bond Bank

                  ELI LILLY AND COMPANY AND SUBSIDIARIES

            SCHEDULE VIII.  VALUATION AND QUALIFYING ACCOUNTS



      Col. A    Col. B       Col. C                    Col. D     Col.E
      ------    ------       ------                    -------     ------
                            Additions
                              (1)         (2)
                 Balance at Charged to Charged to                 Balance
                 Beginning  Costs and  Other Accounts-Deductions- at End
    Description  of Period  Expenses   Describe       Describe    of Period
- ----------------------------------------------------------------------------
                             (Dollars in millions)

                                 (A)       (A)           (A)

Year Ended
December 31, 1991
Allowance for
cash discounts
and returns        $ 6.2                                         $ 6.6
Allowance for
doubtful accounts   17.1                                          21.0
                    ----                                          ----
  TOTALS           $23.3                                         $27.6
                    ====                                          ====
Year Ended
December 31, 1992
Allowance for
cash discounts
and returns       $ 6.6                                          $ 8.1
Allowance for
doubtful accounts  21.0                                           26.9
                   ----                                           ----
      TOTALS      $27.6                                          $35.0
                   ====                                           ====
Year Ended
December 31, 1993
Allowance for
cash discounts
and returns      $ 8.1                                          $ 8.6
Allowance for
doubtful accounts 26.9                                           23.7
                  ----                                           ----
  TOTALS         $35.0                                          $32.3
                  ====                                           ====
NOTE A -   The information called for under columns C and D is not
given, as the additions, deductions, and balances are not individually significant.

                    ELI LILLY AND COMPANY AND SUBSIDIARIES

                    SCHEDULE IX.  SHORT-TERM BORROWINGS


       Col. A          Col. B    Col. C    Col. D      Col. E    Col.F
       ------          ------    ------    ------      ------    --------
                                                                  Weighted
                                                      Average     Average
                                         Maximum      Amount      Interest
                       Balance Weighted  Amount       Outstanding Rate
                       at      Average   Outstanding  During      During
Category of Aggregate  End of  Interest  During the   the         the
Short-Term Borrowings  Period  Rate      Period       Period(C)   Period(D)
- ---------------------------------------------------------------------------
                            (Dollars in millions)

Year Ended
December 31, 1991
 Payable to banks (A)  $315.0   6%      $ 324.4      $ 188.5        7%
 Commercial paper (B)   375.2   5%      1,160.6        482.7        6%
                        -----
 Short-term
   borrowings          $690.2   6%


Year Ended
December 31, 1992
 Payable to banks (A)  $174.9   6%       $350.4      $ 287.3        7%
 Commercial paper (B)   416.3   3%        837.2        541.6        4%
                        -----
 Short-term
   borrowings          $591.2   4%

Year Ended
December 31, 1993
 Payable to banks (A)  $178.4   7%       $195.2       $114.7        9%
 Commercial paper (B)   346.4   3%        877.6        434.7        3%
                        -----
 Short-term
  borrowings           $524.8   4%

- -----------------------

NOTE A - Amounts payable to banks represent worldwide borrowings under lines-of-credit and the current portion of long-term debt.

NOTE B - Commercial paper is issued in the United States for periods up to 270 days.

NOTE C -   Average of daily balances.

NOTE D - Total interest divided by average borrowings outstanding.

                 ELI LILLY AND COMPANY AND SUBSIDIARIES

          SCHEDULE X.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

- ---------------------------------------------------------------------------
             Col. A                         Col. B
             -------                   --------------------------------
               Item                    Charged to Costs and Expenses
                                          Year Ended December 31
                                       -------------------------------
                                              1993   1992   1991
                                       -------------------------------
                                            (Dollars in millions)


Maintenance and repairs                    $178.8   $193.4   $178.7

Taxes, other than payroll and income         77.7     77.4     57.3

Advertising costs                            29.6     24.3     21.0

Royalty expense                             107.2     87.0     79.4

Amounts for depreciation and amortization of intangible assets are presented in the Statements of Cash Flows.

INDEX TO EXHIBITS

     The following documents are filed as part of this report:


Exhibit                                   Location
- -------                                   --------


3.1     Amended Articles of               Incorporated by reference
        Incorporation                     from Exhibit 3(i) to the
                                          Company's Registration
                                          Statement on Form S-8,
                                          Registration No. 33-50783

3.2     By-laws                           Filed herewith


4.1     Form of 7% Bond 1984-1994/96      Incorporated by reference
        of Eli Lily Overseas Finance      from Exhibit 4.1 to the
        N.V.                              Company's Report on Form
                                          10-K for the fiscal year
                                          ended December 31, 1990

4.2     Form of Guarantee dated as        Incorporated by reference
        of January 9, 1984, by Eli        from Exhibit 4.2 to the
        Lilly and Company to Holders      Company's Report on Form
        of 7% Bonds 1984-1994/96 of       10-K for the fiscal year
        Eli Lilly Overseas Finance        ended December 31, 1990
        N.V.

4.3     Form of Letter Agreement          Incorporated by reference
        dated as of January 9, 1984,      from Exhibit 4.3 to the
        between Eli Lilly and             Company's Report on Form
        Company, Eli Lilly Overseas       10-K for the fiscal year
        Finance N.V., and Swiss Bank      ended December 31, 1990
        Corporation

4.4     Form of Bond Purchase             *
        Agreement dated as of
        December 3, 1984, including
        form of Bond, between City
        of Clinton, Indiana, Eli
        Lilly and Company, and
        Chemical Bank

4.5     Form of Loan Agreement dated      *
        as of December 3, 1984,
        between Eli Lilly and
        Company and City of Clinton,
        Indiana

4.6     Form of Bond Purchase             *
        Agreement dated as of
        December 3, 1984, including
        form of Bond, between
        Tippecanoe County, Indiana,
        Eli Lilly and Company, and
        Chemical Bank

4.7     Form of Loan Agreement dated      *
        as of December 3, 1984,
        between Eli Lilly and
        Company and Tippecanoe
        County, Indiana

- ------------------
* Exhibits 4.4-4.7 are not filed with this report. Copies of these exhibits will be furnished to the Securities and Exchange Commission upon request.



4.8     Form of Indenture dated as        Incorporated by reference
        of May 15, 1985, between Eli      from Exhibit 4(a) to the
        Lilly and Company and             Company's Registration
        Merchants National Bank &         Statement on Form S-15,
        Trust Company of                  Registration No. 2-96799
        Indianapolis, as Trustee

4.9     Form of Eli Lilly and             Incorporated by reference
        Company Convertible               from Exhibit 4(b) to the
        Debenture due 1994                Company's Registration
                                          Statement on Form S-15,
                                          Registration No. 2-96799

4.10    Form of Indenture with            Incorporated by reference
        respect to Contingent             from Exhibit 4.3 to the
        Payment Obligation Units          Company's Registration
        dated March 18, 1986,             Statement on Form S-4,
        between Eli Lilly and             Registration No. 33-3330
        Company and Harris Trust and
        Savings Bank, as Trustee

4.11    Rights Agreement dated as of      Filed herewith
        July 18, 1988, between Eli
        Lilly and Company and Bank
        One, Indianapolis, N.A.

4.12    Form of Indenture dated as        Incorporated by reference
        of February 21, 1989,             from Exhibit 4.16 to the
        between Eli Lilly and             Company's Report on Form
        Company and Merchants             10-K for the fiscal year
        National Bank & Trust             ended December 31, 1988
        Company of Indianapolis, as
        Trustee

4.13    Form of Eli Lilly and             Incorporated by reference
        Company Five Year                 from Exhibit 4.17 to the
        Convertible Note                  Company's Report on Form
                                          10-K for the fiscal year
                                          ended December 31, 1988

4.14    Form of Indenture with            Incorporated by reference
        respect to Debt Securities        from Exhibit 4.1 to the
        dated as of February 1,           Company's Registration
        1991, between Eli Lilly and       Statement on Form S-3,
        Company and Citibank, N.A.,       Registration No. 33-38347
        as Trustee


4.15    Form of Standard Multiple-        Incorporated by reference
        Series Indenture Provisions       from Exhibit 4.2 to the
        dated, and filed with the         Company's Registration
        Securities and Exchange           Statement on Form S-3,
        Commission on, February 1,        Registration No. 33-38347
        1991

4.16    Form of Indenture dated as        *
        of September 5, 1991, among
        the Lilly Savings Plan
        Master Trust Fund C, as
        Issuer; Eli Lilly and
        Company, as Guarantor; and
        Chemical Bank, as Trustee

- ---------------------
* Exhibit 4.16 is not filed with this report. Copies of this exhibit will be furnished to the Securities and Exchange Commission upon request.


10.1    1984 Lilly Stock Plan, as         Incorporated by reference
        amended                           from Exhibit 10.2 to the
                                          Company's Report on Form
                                          10-K for the fiscal year
                                          ended December 31, 1988

10.2    1989 Lilly Stock Plan, as         Filed herewith
        amended

10.3    The Lilly Deferred                Incorporated by reference
        Compensation Plan, as             from Exhibit 10.4 to the
        amended                           Company's Report on Form
                                          10-K for the fiscal year
                                          ended December 31, 1991

10.4    The Lilly Directors'              Incorporated by reference
        Deferred Compensation Plan,       from Exhibit 10.5 to the
        as amended                        Company's Report on Form
                                          10-K for the fiscal year
                                          ended December 31, 1991

10.5    The Lilly Non-Employee            Incorporated by reference
        Directors' Deferred Stock         from Exhibit 10.6 to the
        Plan, as amended                  Company's Report on Form
                                          10-K for the fiscal year
                                          ended December 31, 1991

10.6    Eli Lilly and Company Senior      Filed herewith
        Executive Bonus Plan, as
        amended

10.7    The Lilly Non-Employee            Incorporated by reference
        Directors' Retirement Plan        from Exhibit 10.7 to the
                                          Company's Report on Form
                                          10-K for the fiscal year
                                          ended December 31, 1988

10.8    Letter Agreement dated            Filed herewith
        September 3, 1993, between
        the Company and Vaughn D.
        Bryson

11.     Computation of Earnings Per       Filed herewith
        Share on Primary and Fully
        Diluted Bases

12.     Computation of Ratio of           Filed herewith
        Earnings to Fixed Charges


13.     Annual Report to                  Filed herewith
        Shareholders for the Year
        Ended December 31, 1993
        (portions incorporated by
        reference in this Form 10-K)

21.     List of Subsidiaries              Filed herewith

23.     Consent of Independent            Filed herewith
        Auditors

99.     Report to Holders of Eli          Filed herewith
        Lilly and Company Contingent
        Payment Obligation Units