Form 10-Q
period 1994-05-12
LILLY ELI & CO
filed 1994-05-12
CIK 59478

May 12, 1994




Securities And Exchange Commission
450 5th Street, N.W.
Washington, D. C.  20549



Re:  Eli Lilly and Company, File No. 1-6351



Dear Sir or Madam,

Transmitted herewith through the EDGAR system is Form 10-Q for the first quarter ending March 31, 1994 for Eli Lilly and Company.

If you have any questions or comments, please contact me at (317) 276-5835.


                                   Very truly yours,




                                   James B. Lootens
                                   Assistant Counsel


tl

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1994


                          COMMISSION FILE NUMBER 1-6351


                                       ---


                              ELI LILLY AND COMPANY
             (Exact name of Registrant as specified in its charter)

                 INDIANA                            35-0470950
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)


               LILLY CORPORATE CENTER, INDIANAPOLIS, INDIANA 46285
                    (Address of principal executive offices)


          Registrant's telephone number, including area code (317) 276-2000


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
          Yes    X     No _____
              -------

          The number of shares of common stock outstanding as of April 30, 1993:


                                Class         Number of Shares Outstanding
                                -----         ----------------------------
                               Common                 292,692,719

                         PART I    FINANCIAL INFORMATION
                        --------------------------------


Item 1.    Financial Statements


                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                     Eli Lilly and Company and Subsidiaries


                                               Three Months
                                              Ended March 31,
                                             -----------------
                                         1994               1993
                                         -----------------------
                                         (Dollars in millions except
                                              per-share data)

Net sales                               $1,637.0         $1,560.0

Cost of sales                              517.9            446.6
Research and development                   227.2            214.2
Marketing and administrative               374.1            390.9
Special charges                             56.0              -
Other income - net                         (20.9)           (21.5)
                                         -------          -------
                                         1,154.3          1,030.2
                                         -------          -------

Income before income taxes and cumulative
  effect of change in accounting principle 482.7            529.8

Income taxes                               152.0            156.3
                                         -------          -------


Income before cumulative effect of
  change in accounting principle           330.7            373.5

Cumulative effect of change in accounting
  principle - net of taxes                  -               (10.9)
                                         -------          -------


Net income                                $330.7           $362.6
                                          ======           ======

Earnings per share:
  Before cumulative effect of change
       in accounting principle              $1.14            $1.27
  Net income                                 1.14             1.23

Dividends paid per share                    $ .625           $ .605


See Notes to Consolidated Condensed Financial Statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
Eli Lilly and Company and Subsidiaries
                                             March 31,     December 31,
                                               1994          1993
                                               -----------------------
                                                  (Millions)
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $  604.9     $  539.6
  Short-term investments                       494.1        447.5
  Accounts receivable, net of
     allowances of $32.1 (1994)
     and $32.3 (1993)                        1,003.0        950.1
  Inventories                                1,095.2      1,103.0
  Deferred Income Taxes                        290.1        334.0
  Other Current Assets                         353.3        322.9
                                             -------      -------

  TOTAL CURRENT ASSETS                       3,840.6      3,697.1

OTHER ASSETS
  Prepaid Retirement                           264.1        266.0
  Investments                                  222.1        221.7
  Goodwill and other intangibles, net of
     allowances for amortization of
     $ 297.7 (1994) and $289.9 (1993)         404.9        405.0
  Sundry                                      871.8        833.6
                                             -------      -------

                                            1,762.9      1,726.3
PROPERTY AND EQUIPMENT
  Land, buildings, equipment, and
    construction-in-progress                6,671.0      6,566.5
  Less allowances for depreciation          2,465.5      2,366.3
                                             -------      -------

                                            4,205.5      4,200.2
                                             -------      -------

                                           $9,809.0     $9,623.6
                                            =======      =======


                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                   $  772.0     $  524.8
  Accounts payable                           221.0        329.6
  Employee compensation                      195.3        328.6
  Dividends payable                            -          183.3
  Other liabilities                        1,053.7      1,115.7
  Income taxes payable                       479.6        446.0
                                            -------      -------

TOTAL CURRENT LIABILITIES                  2,721.6      2,928.0

LONG-TERM DEBT                               854.7        835.2
DEFERRED INCOME TAXES                        145.6        127.5
RETIREE MEDICAL BENEFIT OBLIGATION           188.7        183.9
OTHER NONCURRENT LIABILITIES                 957.5        980.2

SHAREHOLDERS' EQUITY
  Common stock                               183.0        183.0
  Additional paid-in capital                 283.9        294.6
  Retained earnings                        4,834.8      4,500.9
  Deferred costs-ESOP                       (233.9)      (242.8)
  Currency translation adjustments          (120.2)      (163.5)
                                            -------      -------

                                           4,947.6      4,572.2
  Less cost of common stock in treasury        6.7          3.4
                                            -------      -------

                                           4,940.9      4,568.8
                                            -------      -------

                                          $9,809.0     $9,623.6
                                           =======      =======


See Notes to Consolidated Condensed Financial Statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                     Eli Lilly and Company and Subsidiaries


                                             Three Months Ended
                                                  March 31,
                                             ----------------
                                             1994         1993
                                             -----------------

                                                (Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                    $330.7       $362.6
Adjustments to Reconcile Net Income to
   Cash Flows from Operating Activities:
Changes in operating assets and liabilities   (356.8)      (306.1)
Change in deferred taxes                        60.4         42.2
Special charges                                 56.0           -
Other items, net                                77.8         65.7
Cumulative effect of accounting change            -          10.9
                                               ------        ------

NET CASH FLOWS FROM OPERATING ACTIVITIES       168.1        175.3


CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment       (111.9)      (138.0)
Additions to sundry assets and intangibles     (34.0)       (25.3)
Reduction of investments                       388.9        223.6
Additions to investments                      (439.5)      (281.7)
                                               ------       ------


NET CASH USED FOR INVESTING ACTIVITIES        (196.5)      (221.4)


CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                (181.0)      (177.1)
Purchase of common stock and other capital
   transactions                                (13.9)        (1.2)
Net additions to short-term borrowings         254.5        190.2
Net additions to long-term debt                 21.6        200.3
                                              ------        ------


NET CASH PROVIDED BY FINANCING ACTIVITIES       81.2        212.2

Effect of Exchange Rate Changes on Cash         12.5         (3.9)
                                               ------        ------


NET INCREASE IN CASH AND CASH EQUIVALENTS       65.3        162.2

Cash and cash equivalents at January 1         539.6        432.4
                                              ------        ------


CASH AND CASH EQUIVALENTS AT MARCH 31        $ 604.9      $ 594.6
                                              ======        ======



See Notes to Consolidated Condensed Financial Statements.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) that are necessary to a fair statement of the results for the periods shown.


CONTINGENCIES

The Company has been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol and Prozac(R). The Company has accrued for its estimated exposure, including costs of litigation, with respect to all current product liability claims. In addition, the Company has accrued for certain future anticipated product liability claims to the extent the Company can formulate a reasonable estimate of their costs. The Company's estimates of these expenses are based primarily on historical claims experience and data regarding product usage. The Company expects the cash amounts related to the accruals to be paid out over the next several years. The majority of costs associated with defending and disposing of these suits are covered by insurance. The Company's estimate of insurance recoveries is based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among its insurance carriers.

The Company is a party to various patent litigation matters involving Humatrope(R), Humulin(R), bovine somatotropin, and various products within the Medical Devices and Diagnostics Division. Based upon historical and industry data, the Company has accrued for the anticipated cost of resolution of the claims.

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, the Company has been designated as one of several potentially responsible parties with respect to certain sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. The Company also continues remediation of certain of its own sites. The Company has accrued for estimated Superfund cleanup costs, remediation, and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to those costs. The Company has reserved its right to pursue claims for insurance with respect to certain environmental liabilities.
However, because of uncertainties with respect to the timing and ultimate realization of those claims, the Company has not recorded any environmental insurance recoveries.

The product, patent, and environmental liabilities have been reflected in the Company's consolidated balance sheets at their gross amounts (approximately $500 million at March 31, 1994). Estimated insurance recoverables appear as assets in the consolidated balance sheets (approximately $170 million at March 31, 1994).

                                        5
While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against the Company, or the ultimate cost of environmental matters, the Company continues to believe the costs associated with all such matters will not have a material adverse effect on its consolidated financial position.


EARNINGS PER SHARE

Earnings per share for 1994 are calculated based on the average number of outstanding common shares. For 1993 earnings per share were calculated on a fully diluted basis based on the average number of outstanding common shares and common share equivalents (primarily stock options). The difference in earnings per share calculated under these methods is not material.

ACCOUNTING CHANGES

During the first quarter of 1994, the Company adopted two new accounting pronouncements. Effective January 1, 1994, the Company's debt and equity investments have been accounted for under the provisions of FAS 115, "Accounting For Certain Investments in Debt and Equity Securities". All "available-for-sale" securities have been marked to market with unrealized holding gains and losses reported as a net amount in shareholders' equity. There was no income statement impact of this accounting change.

Also, beginning in 1994, the Company implemented the provisions of AICPA Statement of Position 93-6, "Employers' Accounting For Employee Stock Ownership Plans". The principal impact of the adoption was to reduce the average shares outstanding for the quarter by 3.3 million which represents shares owned by the ESOP that have not been allocated to participants' accounts.

Effective January 1, 1993, the Company elected the early adoption of FAS 112, "Employers' Accounting for Postemployment Benefits." FAS 112 requires employers to recognize currently the obligation to provide postemployment benefits to former or inactive employees and others. Prior to 1993, the Company expensed these obligations when paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

The Company's sales for the first quarter increased 5 percent as compared with the first quarter of 1993. Overall, sales inside the United States increased 1 percent while sales outside the United States increased 11 percent. Compared with the first quarter of 1993, volume increased 8 percent, prices decreased 2 percent, and foreign exchange rates had an unfavorable effect of 1 percent.

Worldwide sales of pharmaceutical products increased 3 percent in the first quarter compared with the same period last year. Contributing to the growth of worldwide pharmaceutical product sales were Axid(R), Humatrope, Humulin, Lorabid(TM), Prozac, and Vancocin(R) HCl. Strong growth in the international market resulted in a 13 percent increase which more than offset a 2 percent decline in sales in the U.S. Sales in the U.S. were negatively affected by declining sales of anti-infectives, principally Ceclor(R), due to continued competitive pressures. In addition, U.S. sales of Dobutrex(R) declined approximately 79% during the quarter as a result of the patent expiration in October, 1993. The Company expects comparable declines for the remainder of 1994. Prior to the patent expiration, U.S. sales of Dobutrex accounted for approximately 2% of the Company's worldwide sales. The contribution of Dobutrex to the Company's net income is greater than its contribution to net sales. The Company is unable to predict the effect of the expiration on the Company's consolidated results of operations; however, the Company believes the expiration will not have a material adverse effect on its consolidated financial position. Also, the U.S. marketing exclusivity provided by orphan drug status of Humatrope expired during the quarter. While substantial generic competition is anticipated, the Company believes the expiration will not have a material adverse effect on its consolidated results of operations. U.S. sales were also negatively affected by higher federally-mandated Medicaid rebates and pricing pressures resulting from greater participation in managed-care programs. International sales, while strong, were negatively affected by government cost-containment measures in Germany and the United Kingdom.

Sales of the medical devices and diagnostics companies increased 13 percent in the first quarter compared with the same period last year. The division's sales growth during the quarter was led by Advanced Cardiovascular Systems, Inc.
(ACS), and Physio-Control Corporation (PCC). ACS sales benefited from several new product introductions in the last half of 1993 and growth in certain international markets. PCC's results were attributed to the resumption of domestic shipments of its Lifepak(R) 9 product in December 1993, and Lifepak 10 product in May 1993. Sales of the other companies in the division continued to reflect competitive pressures.

Worldwide sales of animal health products increased 6 percent over the first quarter of 1993. The increase is due primarily to sales growth in the U.S. attributed to Monensin, an anticoccidial agent for poultry; to Tylan(R), which controls disease and promotes growth in cattle, poultry, and swine; and to the veterinary antibiotic Micotil(R).

Cost of sales increased in the first quarter to 31.6 percent of sales from 28.6 percent of sales in the same quarter of 1993. This increase is primarily the result of reduced annual production requirements designed to reduce inventory levels. The Company expects this higher level of cost of sales to continue throughout the year.

Operating expenses for the quarter reflect a special pre-tax charge of $56 million for the March 31 voluntary recall of three of the Company's liquid oral antibiotics. The recall, which was initiated by the Company after consultation with the FDA, was made after four instances were reported of small plastic caps being found in the antibiotics. No serious injuries resulted from the presence of the plastic caps. The Company continues to investigate the matter in cooperation with the FDA. Shipments of certain products were resumed on April 18, 1994.

Other operating expenses decreased 1 percent in the first quarter compared with the same period in 1993. The decrease reflects a 4 percent decline in marketing and administrative expenses which was partially offset by increased research and development expenses. The reduction in marketing and administrative expenses can be attributed to the positive effects of the 1993 early-retirement program and ongoing expense-management programs. As expected, the Company's research and development expenses continued to grow, up 6 percent from the first quarter of last year. This increased expenditure largely reflects the growth in clinical trial expenses associated with the large number of compounds that have entered the later and most expensive phases of clinical research.

The Company's estimated tax rate was 31.5 percent in the first quarter of 1994 versus a tax rate of 29.5 percent in the first quarter of 1993. This increase is largely the result of the reduced Puerto Rico tax benefit and the higher corporate tax rate resulting from the Omnibus Budget Reconciliation Act of 1993.

Income and earnings per share before the accounting change were $330.7 million and $1.14, down 11 percent and 10 percent, respectively, from the first quarter of 1993. Excluding the effect of the special charges related to the recall, income and earnings per share before the accounting change would have been essentially flat.

During the first quarter of 1993, the Company adopted Financial Accounting Standards Board (FAS) 112, Accounting for Postemployment Benefits. The change resulted in a $10.9 million after-tax charge to net income, or 4 cents per share.

Net income decreased 9 percent for the first quarter compared with the first quarter of 1993. Earnings per share decreased 9 cents in the first quarter over the same quarter of 1993. The decline was due primarily to the effect of the voluntary recall and the increased effective tax rate.

FINANCIAL CONDITION:

As of March 31, 1994, cash, cash equivalents and short-term investments totaled $1,099.0 million as compared with $987.1 million at December 31, 1993. Total debt at March 31, 1994, was $1,626.7 million, an increase of $266.7 million from December 31, 1993. Of the increase, $247.2 million was in short-term debt which increased due to normal seasonal operating needs.


OTHER MATTERS:

In January, Lilly announced that it will separate its medical devices and diagnostics businesses from its core pharmaceutical business. The final form of the divestiture of the companies in the Medical Devices and Diagnostics Division
(MDD) has not yet been resolved. The resolution will depend on tax, market, and other considerations, including the nature of the offers that Lilly has received for the MDD businesses.

On April 29, 1994, the Company announced that it had signed a definitive agreement for the acquisition of Sphinx Pharmaceuticals Corporation, a company engaging in drug discovery and development by generating combinatorial chemistry libraries of small molecule compounds and high throughput screening against biological targets central to human diseases.

Under the terms of the definitive agreement, the aggregate purchase price will be approximately $80 million. The transaction is subject to the approval of Sphinx stockholders, applicable government approval, completion of due diligence, and the receipt of third party consents. A special meeting of Sphinx stockholders will be held to vote on the transaction.

Lawsuits have been filed by certain Sphinx stockholders seeking, among other things, to enjoin Sphinx and Lilly from proceeding with the proposed transaction. Sphinx believes the acquisition is in the best interests of the company and its stockholders. Accordingly, Sphinx intends to defend the lawsuits vigorously and to submit the definitive agreement for approval by stockholders at the earliest practicable date.

                                        9
                      PART II  OTHER INFORMATION
                     ---------------------------


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits.  The following documents are filed as exhibits to this
          --------
                     Report:

          11. Statement re:  Computation of Earnings Per Share on
                              Primary and Fully Diluted Bases

          12. Statement re:  Computation of Ratio of Earnings to
                              Fixed Charges

          99. Attachment to Form 10-Q: Contingent Payment Obligation Units

      (b) Reports on Form 8-K.   During the quarter for which this Report on
          -------------------
                                  Form 10-Q is filed, the Registrant
                                  filed no report on Form 8-K.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ELI LILLY AND COMPANY
                             ---------------------
                             (Registrant)



Date  May 11, 1994                             s/Daniel P. Carmichael
      --------------          ----------------------------------------
                              Daniel P. Carmichael
                              Secretary and Deputy General Counsel





Date  May 11, 1994                                 s/Keith E. Brauer
      --------------          ----------------------------------------

                              Keith E. Brauer
                              Executive Director of Finance and
                              Chief Accounting Officer

                                       10
INDEX TO EXHIBITS


The following documents are filed as a part of this Report:


          Exhibit                                      Page
          -------                                      ----

          11. Statement re:                             12
              Computation of Earnings Per Share
              on Primary and Fully Diluted Bases

          12. Statement re:                             13
              Computation of Ratio of Earnings
              to Fixed Charges

          99. Attachment to Form 10-Q:                  14
              Contingent Payment Obligation Units

    EXHIBIT 11.  STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE ON PRIMARY
                             AND FULLY DILUTED BASES
                                   (Unaudited)

                     Eli Lilly and Company and Subsidiaries


                   (Dollars in millions except per-share data)
                              (Shares in thousands)



Three Months Ended March 31, 1994:
- ----------------------------------

Net income                                      $330.7
Average number of common shares outstanding    289,413
Earnings per share                               $1.14




Three Months Ended March 31, 1993:
- ----------------------------------

                                              Primary    Fully Diluted
                                              -------    -------------

Net income                                     $362.6       $362.6
Average number of common shares outstanding 292,688 292,688 Add incremental shares:
     Stock plans and contingent payments          938          938
                                               -------     -------
Adjusted average shares                       293,626      293,626
                                              =======      =======

Earnings per share                              $1.23        $1.23

EXHIBIT 12.  STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                   (Unaudited)

                     Eli Lilly and Company and Subsidiaries
                              (Dollars in Millions)


                  Three Months
                     Ended
                   March  31,            Years Ended December 31,
                  --------------------------------------------------------
                          1994    1993   1992    1991     1990    1989
                          ----    ----   ----    ----     ----    ----

Consolidated
  Pretax Income before
  Accounting Changes    $482.7  $701.9 $1182.3 $1879.2  $1599.0  $1329.9

Interest                  22.2    96.7   109.1    88.9     93.8     57.1

Less Interest Capitalized
  during the Period      (5.4)  (25.5)   (37.4)  (49.1)   (27.4)   (15.8)
                         ----    ----     ----    ----     ----     ----


Earnings               $499.5  $773.1  $1254.0 $1919.0 $1,665.4  $1371.2
                       ======  ======  ======= ======= =======   =======

Fixed Charges:

  Interest Expense     $ 22.2 $ 96.7   $ 109.1 $  88.9  $  93.8  $  57.1
                       ====== ======   ======= =======  =======  =======



Ratio of Earnings to
   Fixed Charges         22.5    8.0      11.5    21.6    17.8     24.0
                       ======  =====   ======= =======  ======   ======

EXHIBIT 99.            ATTACHMENT TO FORM 10-Q
                 CONTINGENT PAYMENT OBLIGATION UNITS


In connection with the acquisition of Hybritech Incorporated by the Company on March 18, 1986, the Company issued Contingent Payment Obligation Units
(CPUs).  The following information is provided relative to the CPUs.

Hybritech Sales and Gross Profits (Unaudited)
- ---------------------------------------------


                                          FIRST QUARTER
                                          -------------
                                      1994*    1993*   1992*
                                      -----    -----   -----
                                            (Millions)

        Sales                        $32.4    $40.2    $46.9
        Gross profits                $15.2    $21.7    $28.4


 *Includes results of Pacific Biotech, Inc., another subsidiary of Eli Lilly and Company.


Sales for the first quarter were $32.4 million compared with $40.2 million during the same period in 1993, a decrease of 19 percent. Sales declined in both domestic and international markets. Sales of the Company's leading product, Tandem(R) Prostate Specific Antigen (PSA), were lower compared with the same period last year because of continued competitive pressures.

Gross profits for the first quarter were $15.2 million compared with $21.7 million in the same period last year, a decrease of 30 percent.

Computation of Contingent Payment Obligation Unit Payment
- ---------------------------------------------------------

CPU holders are entitled to receive cash payments based upon the annual sales and gross profits of Hybritech over the period ending December 31, 1995 if certain performance criteria are achieved. The total amount payable for each year will equal the sum of 6 percent of Hybritech's sales and 20 percent of Hybritech's gross profits for that year, less a deductible amount. Sales is defined in the Indenture governing the CPUs to include net sales of products and royalties but to exclude contract revenues. Gross profits are the excess of sales over costs of products sold and do not represent the net income of Hybritech. The deductible amount was $11 million for 1986 and increases by 35 percent in each subsequent year. The deductible for 1994 is $121.4 million. The total amount payable is then divided by 12,933,894 to determine the payment per CPU. The maximum payment that may be made on each CPU if the criteria are achieved cannot, however, exceed $22. No payments have been made to date.