Form 10-Q
period 1994-08-12
LILLY ELI & CO
filed 1994-08-12
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         FOR QUARTER ENDED JUNE 30, 1994


                          COMMISSION FILE NUMBER 1-6351


                                       ---


                              ELI LILLY AND COMPANY
          (Exact name of Registrant as specified in its charter)

                    INDIANA                       35-0470950
          (State or other jurisdiction         (I.R.S. Employer
          of incorporation or organization)     Identification No.)

               LILLY CORPORATE CENTER, INDIANAPOLIS, INDIANA 46285
                    (Address of principal executive offices)


                   Registrant's telephone number, including area code (317) 276-2000


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
          Yes     X     No _____
              --------

          The number of shares of common stock outstanding as of July 31, 1994:


                 Class               Number of Shares Outstanding
                 -----               ----------------------------

                Common                       292,100,954

                         PART I    FINANCIAL INFORMATION
                         -------------------------------


Item 1.    Financial Statements


                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                     Eli Lilly and Company and Subsidiaries

                                Three Months        Six Months
                               Ended June 30,      Ended June 30,
                               1994    1993        1994     1993
                               ---------------------------------
                              (Dollars in millions except per-share data)
Net Sales                    $1,678.5  $1,561.0  $3,315.5  $3,121.0

Cost of Sales                   524.5     469.5   1,042.4     916.1
Research & Development          250.6     233.0     477.8     447.2
Marketing & Administrative      428.3     401.8     802.4     792.7
Special Charges                  10.0       -        66.0       -
Other Income - Net              (40.9)    (35.2)    (61.8)    (56.7)
                               ------    -----     ------    -----
                              1,172.5   1,069.1   2,326.8   2,099.3

Income before Income Taxes and
  Cumulative Effect of Change
  in Accounting Principles        506.0     491.9     988.7   1,021.7

Income Taxes                      159.4     145.1     311.4     301.4
                                  -----     -----     -----    -----

Income before Cumulative Effect of
  Change in Accounting Principles 346.6     346.8     677.3     720.3

Cumulative Effect of Change in
  Accounting Principles
  (Net of Taxes)                    -         -          -      (10.9)
                                 ------    ------     ------    ------


Net Income                      $346.6     $346.8    $677.3    $709.4
                                ======     ======    ======   ======

Earnings Per Share:
  Before Cumulative Effect of Change
    in Accounting Principles     $1.20      $1.18     $2.34     $2.45
  Net Income                      1.20       1.18      2.34      2.42

Dividends Paid Per Share         $.625      $.605     $1.25     $1.21


See Notes to Consolidated Condensed Financial Statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                     Eli Lilly and Company and Subsidiaries

                                        June 30,         December 31,
                                          1994               1993
                                       -----------------------------
                                               (Millions)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents              $706.8         $539.6
  Short-term investments                  568.6          447.5
  Accounts receivable, net of allowances
     of $34.9 (1994) and $32.3 (1993)     995.4          950.1
  Inventories                           1,131.3        1,103.0
  Deferred income taxes                   293.3          334.0
  Other current assets                    303.8          322.9
                                        -------        -------
                TOTAL CURRENT ASSETS    3,999.2        3,697.1
OTHER ASSETS
  Prepaid Retirement                      309.1          266.0
  Investments                             257.9          221.7
  Goodwill and other intangibles, net of
   allowances for amortization of
   $304.4 (1994) and $289.9 (1993)        398.1          405.0
  Sundry                                  924.1          833.6
                                        -------        -------

                                        1,889.2        1,726.3
PROPERTY AND EQUIPMENT
  Land, buildings, equipment, and
     construction-in-progress           6,842.4        6,566.5
  Less allowances for depreciation      2,553.3        2,366.3
                                        -------        -------

                                        4,289.1        4,200.2
                                        -------        -------

                                       10,177.5       $9,623.6
                                       ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                  $676.3         $524.8
  Accounts payable                        208.7          329.6
  Employee compensation                   228.6          328.6
  Dividends payable                         -            183.3
  Other liabilities                     1,041.9        1,115.7
  Income taxes payable                    392.3          446.0
                                        -------        -------

             TOTAL CURRENT LIABILITIES  2,547.8        2,928.0

LONG-TERM DEBT                          1,173.3          835.2
DEFERRED INCOME TAXES                     179.2          127.5
RETIREE MEDICAL BENEFIT OBLIGATION        193.8          183.9
OTHER NONCURRENT LIABILITIES              934.1          980.2
SHAREHOLDERS' EQUITY
  Common stock                            183.0          183.0
  Additional paid-in capital              280.5          294.6
  Retained earnings                     5,000.8        4,500.9
  Deferred costs-ESOP                    (230.1)        (242.8)
  Currency translation adjustments        (66.4)        (163.5)
                                        -------         -------

                                        5,167.8        4,572.2
  Less cost of common stock in treasury    18.5            3.4
                                        -------        -------

                                        5,149.3        4,568.8
                                        -------        -------

                                      $10,177.5       $9,623.6
                                      =========       ========

See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                Eli Lilly and Company and Subsidiaries


                                                 Six Months Ended
                                                     June 30,
                                                 1994       1993
                                                 ----------------
                                                    (Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                       $677.3    $709.4
Adjustments to Reconcile Net Income to
    Cash Flows from Operating Activities:
Changes in operating assets and liabilities      (405.7)   (391.0)
Change in deferred taxes                           93.6      42.2
Special charges                                    13.8        -
Other items, net                                  108.3     125.8
Cumulative effect of accounting change              -        10.9
                                                  -----     -----

NET CASH FLOWS FROM OPERATING ACTIVITIES          487.3     497.3

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment          (251.1)   (284.0)
Additions to intangibles and other assets         (47.6)    (38.7)
Reduction of investments                          645.7     387.1
Additions to investments                         (801.0)   (500.6)
                                                  ------    ------


NET CASH USED FOR INVESTING ACTIVITIES           (454.0)   (436.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                   (361.7)   (354.2)
Purchase of common stock and other capital
    transactions                                  (29.2)     (9.2)
Net additions to short-term borrowings            157.2     119.8
Net additions to long-term debt                   342.3     211.3
                                                  -----     -----

NET CASH PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES                            108.6     (32.3)

Effect of exchange rate changes on cash            25.3     (13.5)
                                                  -----     -----


NET INCREASE IN CASH AND CASH EQUIVALENTS         167.2      15.3

Cash and cash equivalents at January 1            539.6     432.4
                                                  -----     -----


CASH AND CASH EQUIVALENTS AT JUNE 30             $706.8    $447.7
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

INVENTORIES

Inventories consisted of the following:

                                    June 30,       December 31,
                                       1994            1993
                                  ----------------------------

   Finished products                 $314.3          $272.5
   Work in process                    610.8           667.7
   Raw materials and supplies         298.6           271.5
                                    -------         -------
                                    1,223.7         1,211.7
   Less reduction to LIFO cost         92.4           108.7
                                    -------         -------

                                   $1,131.3        $1,103.0
                                   ========        ========


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

The product, patent, and environmental liabilities have been reflected in the Company's consolidated balance sheets at their gross amounts (approximately $492 million at June 30, 1994). Estimated insurance recoverables appear as assets in the consolidated balance sheets (approximately $168 million at June 30, 1994).

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

SPECIAL CHARGES

During the first six months the company incurred $66 million of pre-tax charges associated with the March 31 voluntary recall of three of the Company's liquid oral antibiotics. The recall, which was initiated by the Company after consultation with the FDA, was made after four instances were reported of small plastic caps being found in the antibiotics. Shipments of certain products were resumed during the second quarter.

SUBSEQUENT EVENTS

In July, 1994, the Company announced that it had entered into a definitive agreement with McKesson Corporation for the Company to purchase PCS Health Systems, Inc. (PCS), McKesson's pharmacy benefit management business, for $4 billion in cash. The acquisition is subject to federal regulatory clearance, acceptance of a tender offer by the holders of a majority of the shares of

McKesson common stock, and certain other conditions. Prior to the completion of the tender offer, McKesson will spin off to its shareholders all of its businesses other than the pharmacy benefit management business. The Company plans to finance the acquisition by borrowing $4 billion in short-term and intermediate-term debt. The pharmacy benefit management business of McKesson, which is conducted primarily through PCS, had revenues of $173.4 million and net income of $25.6 million for the fiscal year ended March 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

The Company's sales for the second quarter of 1994 increased 8 percent from the second quarter of 1993. Overall, sales inside and outside the United States increased 9 percent and 5 percent, respectively. Compared with the second quarter of 1993, the increase in sales was due primarily to volume which increased 11 percent, while prices decreased 3 percent and the foreign exchange rates effect was negligible.

The Company's sales for the first six months of 1994 increased 6 percent when compared with the same period in 1993. Sales outside the United States increased 8 percent, while sales in the United States increased 5 percent. Compared with the first six months of 1993, volume increased 9 percent, while prices and foreign exchange rates had a 2 percent and 1 percent unfavorable impact, respectively.

Worldwide sales of pharmaceutical products, led by Prozac, increased 8 percent in the second quarter compared with the same period last year. Strong worldwide growth of Prozac more than offset declining anti-infective sales due to global competitive pressures. Other products contributing to the growth in sales of worldwide pharmaceutical products were Axid(R), Humatrope, and Humulin. While pharmaceutical sales increased both inside and outside the United States, the domestic market was largely responsible for the record performances of pharmaceutical products worldwide for this quarter. Volume increased 11% in both the domestic and international markets. Pharmaceutical sales growth in the U.S. was negatively affected by downward pressure on prices due to higher federally-mandated Medicaid rebates and increased participation in managed-care programs, by continued competition in the Company's anti-infectives product line and the continued decline in sales of Dobutrex(R) due to the expiration of its U.S. patent. For the first six months, worldwide pharmaceutical sales increased 6 percent.

Sales of medical devices and diagnostics (MDD) products increased 8 percent in the second quarter and 10% the first six months. Growth for the quarter was led by IVAC Corporation, Cardiac Pacemakers, Inc. (CPI) and Physio-Control Corporation. IVAC benefited from sales of its Medsystem III infusion pump, while CPI's sales growth can be attributed primarily to sales of the Endotak(R) lead system. Physio-Control's results were attributed to the resumption of domestic shipments of its Lifepak(R) product line. Sales at other companies within the MDD division continued to reflect competitive pressures.

Worldwide sales of animal health products increased 4 percent in the second quarter and 5 percent in the first six months compared with the same periods last year. The increase in the quarter was due to growth in international sales that was partially offset by a decline in domestic sales. Strong international growth can be attributed to Monensin(R) and Tylan(R).

Cost of sales in the second quarter was 31.2 percent of sales, approximately 1 percentage point higher than the second quarter of 1993. During the first six months, manufacturing costs increased to 31.4 percent of sales compared with
29.4 percent for the same period in 1993. The increase is primarily the result of reduced annual production requirements designed to reduce levels of certain in-process inventory. The Company expects this higher level of cost of sales to continue throughout the year.

Operating expenses for the second quarter reflect an additional special pre-tax charge of $10 million related to the first-quarter recall of oral antibiotics. The total charge incurred for the Company's recall for the first six months is $66 million.

Other operating expenses increased 7 percent in the second quarter and 3 percent in the first six months compared with the same periods in 1993. The operating expense savings attributed to the positive effects of the 1993 early-retirement program and ongoing expense management programs have been offset primarily by expanded research efforts, in both global clinical trials, reflecting the large number of compounds entering the final phases of clinical research, and internal discovery programs. Additionally, marketing expenses increased due to the start-up of certain new disease-state management programs. Administrative expenses included, among other things, higher legal fees associated with certain ongoing litigation.

Other income increased in the second quarter and the first six months compared with the same periods in 1993, due primarily to higher net interest income from higher interest rates and reduced foreign exchange losses. The Company's 1994 estimated tax rate was 31.5 percent in the second quarter and first six months of 1994 compared with a tax rate of 29.5 percent for the same periods in 1993. The increase in the tax rate was due to the higher statutory rate and reduced Puerto Rican tax benefit.

For the second quarter, net income was essentially equal to the 1993 level, while earnings per share increased 2 percent when compared with 1993. Net income and earnings per share for the first half of 1994 decreased 5 percent and 3 percent respectively from 1993. Net income and earnings per share for the first six months of 1994 were negatively affected by the recall-related special charge.

FINANCIAL CONDITION:

As of June 30, 1994, cash, cash equivalents and short-term investments totaled $1,275.4 million as compared with $987.1 million at December 31, 1993. Total debt at June 30, 1994, was $1,849.6 million, an increase of $489.6 million from December 31, 1993.

In April, the Company announced that it had signed a definitive agreement for the acquisition of Sphinx Pharmaceuticals Corporation, a company engaging in drug discovery and development by generating combinatorial chemistry libraries of small molecule compounds and high throughput screening against biological targets central to human diseases.

Under the terms of the definitive agreement, the aggregate purchase price will be approximately $80 million. The transaction is subject to the approval of Sphinx stockholders. A special meeting of Sphinx stockholders is scheduled during August to vote on the transaction.

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

In June the Company announced its intention to form a new company, Guidant Corporation, that will be publicly owned and will consist of five of its nine Medical Devices and Diagnostics (MDD) Division businesses and headquarters staff. The five MDD businesses that will comprise Guidant are Advanced Cardiovascular Systems, Inc.; Cardiac Pacemakers, Inc.; Devices for Vascular Intervention, Inc.; Origin Medsystems, Inc.; and Heart Rhythm Technologies, Inc. On July 29, the Company sold Physio-Control Corporation to Bain Capital, Inc. The Company is continuing its efforts to sell the remaining three businesses within the division.

On June 8, 1994, three of the aforementioned Guidant businesses, Advanced Cardiovascular Systems, Inc., Cardiac Pacemakers, Inc., and Devices for Vascular Intervention, Inc. entered into three revolving credit agreements aggregating $700 million. The proceeds from the bank facility will be used to fund dividends to Lilly and to purchase certain Lilly MDD assets. On June 16, 1994, $318 million of the facility was drawn down. Guidant will offer the public up to 20% of its common stock (thereby reducing Lilly's ownership to 80%) through an initial public offering planned during the fourth quarter of 1994. It is expected that by the end of 1994, a portion of the proceeds from the initial public offering will be used to reduce borrowing under the bank facility.

OTHER MATTERS:

In July, 1994, the Company announced that it had entered into a definitive agreement with McKesson Corporation for the Company to purchase PCS Health Systems, Inc., McKesson's pharmacy benefit management business, for $4 billion in cash. The acquisition is subject to federal regulatory clearance, acceptance of a tender offer by the holders of a majority of the shares of McKesson common stock, and certain other conditions. It is anticipated that required approvals will allow the acquisition to be completed by late September or early October. Prior to the completion of the tender offer, McKesson will spin off to its shareholders all of its businesses other than its pharmacy benefit management business. The Company plans to finance the acquisition by borrowing $4 billion in short-term and intermediate-term debt. The pharmacy benefit management business of McKesson, which is conducted primarily through PCS, had revenues of $173.4 million and net income of $25.6 million for the fiscal year ended March 31, 1994.

Following the announcement of the proposed PCS acquisition, Standard & Poor's ratings group and Moody's Investors Service, Inc. announced that they had placed the long-term debt ratings of the Company under review for possible downgrade. Ratings on the long-term debt are currently AAA from Standard & Poor's and Aa1 from Moody's. The Company's short-term debt ratings of A-1+ and P-1 were reaffirmed and are not under review.

                           PART II   OTHER INFORMATION
                          ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on April 18, 1994. The following is a summary of the matters voted on at the meeting.

  (a) Election of Directors to serve three-year terms ending at the Company's 1997 annual meeting:

  Nominee                  For            Withhold Vote
  -------                  ---            ------------

  Kenneth L. Lay        255,574,614       2,029,588
  Stephen A. Stitle     251,305,907       6,298,295
  Sidney Taurel         255,661,285       1,942,917
  Alva O. Way           254,734,581       2,869,621
  Richard D. Wood       194,415,898      63,188,304

  (b) Ratification of appointment of Ernst & Young as the Company's principal independent auditors:

    For:     256,249,584
    Against:     763,374
    Abstain:     591,244

  (c) Approval of the Company's 1994 Lilly Stock Plan:

    For:     231,224,528
    Against:  25,060,323
    Abstain:   1,319,351

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits. The following documents are filed as exhibits to this
          -------   Report:

          11.  Statement re:  Computation of Earnings Per Share on
                              Primary and Fully Diluted Bases

          12.  Statement re:  Computation of Ratio of Earnings to
                              Fixed Charges

          99.  Attachment to Form 10-Q:  Contingent Payment
                                         Obligation Units


      (b)Reports on Form 8-K.   During the quarter for which this report is
         -------------------    filed, the Company filed no reports on
                                Form 8-K.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ELI LILLY AND COMPANY
                                 ---------------------
                                 (Registrant)



Date  August 11, 1994            s/Daniel P. Carmichael
      ---------------            ----------------------
                                 Daniel P. Carmichael
                                 Secretary and Deputy General Counsel



Date  August 11, 1994            s/Arnold C. Hanish
      ---------------            ----------------------
                                 Arnold C. Hanish
                                 Director, Corporate Accounting
                                 and Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as a part of this Report:


          Exhibit                                      Page


          11. Statement re:
              Computation of Earnings Per Share
              on Primary and Fully Diluted Bases        14



          12. Statement re:
              Computation of Ratio of Earnings
              to Fixed Charges                          15



          99. Attachment to Form 10-Q:
              Contingent Payment Obligation Units       16