Form 10-Q
period 1994-09-30
LILLY ELI & CO
filed 1994-11-10
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1994


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


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
          Yes     X     No _____
               ------

          The number of shares of common stock outstanding as of October 31, 1994:


                 Class               Number of Shares Outstanding
                 -----               ----------------------------

                 Common                     292,204,808





                                 <page 1>

                         PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                     ELI LILLY AND COMPANY AND SUBSIDIARIES

                                     Three Months         Nine Months
                                  Ended September 30,  Ended September 30,
                                  1994         1993    1994         1993
                                 -----------------------------------------
                                (Dollars in millions except per-share data)
Net Sales                       $1,817.4   $1,530.6    $5,132.9     $4,651.6

Cost of sales                      578.1      467.4     1,620.5      1,383.5
Research & development             260.6      232.5       738.4        679.7
Acquired research                   58.4        -          58.4         -
Marketing & administrative         455.2      417.6     1,257.6      1,210.3
Special charges                      -          -          66.0         -
Other (income) deductions - net     (0.2)      (4.5)      (62.0)       (61.2)
                                 -------    -------     -------      -------
                                 1,352.1    1,113.0     3,678.9      3,212.3
                                 -------    -------     -------      -------
Income before income taxes and

  cumulative effect of changes in
  accounting principles            465.3      417.6     1,454.0      1,439.3
Income taxes                       146.6      123.2       458.0        424.6
                                   -----      -----     -------      -------


Income before cumulative effect of

 changes in accounting principles  318.7      294.4       996.0      1,014.7
Cumulative effect of changes in

 accounting principles (net of taxes) -         -           -          (10.9)
                                   ------     -----       -----       ------

Net Income                        $318.7     $294.4      $996.0     $1,003.8
                                   =====      =====       =====      =======

Earnings per share:
 Before cumulative effect of changes
    in accounting principles       $1.10      $1.00       $3.44        $3.46
 Net income                        $1.10      $1.00       $3.44        $3.42

Dividends paid per share           $ .625     $ .605      $1.875       $1.815


See Notes to Consolidated Condensed Financial Statements.


                                 <page 2>

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                  Eli Lilly and Company and Subsidiaries
                                           September 30,    December 31,
                                               1994            1993
                                           -----------------------------
                                                     (Millions)

                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $999.6         $539.6
  Short-term investments                       461.9          447.5
  Accounts receivable, net of allowances of
   $38.4 (1994) and $32.3 (1993)             1,090.1          950.1
  Inventories                                1,041.9        1,103.0
  Deferred income taxes                        243.8          334.0
  Other current assets                         339.4          322.9
                                             -------        -------
                    TOTAL CURRENT ASSETS     4,176.7        3,697.1
OTHER ASSETS
  Prepaid retirement                           405.9          266.0
  Investments                                  297.9          221.7
  Goodwill and other intangibles, net of
      allowances for amortization of
      $311.1 (1994) and $289.9 (1993)          400.5          405.0
  Sundry                                       934.1          833.6
                                             -------        -------

                                             2,038.4        1,726.3
PROPERTY AND EQUIPMENT
  Land, buildings, equipment, and
      construction-in-progress               6,880.3        6,566.5
  Less allowances for depreciation           2,587.7        2,366.3
                                             -------        -------

                                             4,292.6        4,200.2
                                             -------        -------

                                           $10,507.7       $9,623.6
                                            ========        =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                       $738.5         $524.8
  Accounts payable                             207.6          329.6
  Employee compensation                        279.3          328.6
  Dividends payable                              -            183.3
  Other liabilities                          1,020.7        1,115.7
  Income taxes payable                         476.7          446.0
                                             -------        -------

                  TOTAL CURRENT LIABILITIES  2,722.8        2,928.0

LONG-TERM DEBT                               1,174.4          835.2
DEFERRED INCOME TAXES                          164.2          127.5
RETIREE MEDICAL BENEFIT OBLIGATION             198.7          183.9
OTHER NONCURRENT LIABILITIES                   932.9          980.2

SHAREHOLDERS' EQUITY
  Common stock                                 183.0          183.0
  Additional paid-in capital                   281.0          294.6
  Retained earnings                          5,144.3        4,500.9
  Deferred costs-ESOP                         (226.3)        (242.8)
  Currency translation adjustments             (35.5)        (163.5)
                                             -------        -------

                                             5,346.5        4,572.2
  Less cost of common stock in treasury         31.8            3.4
                                             -------        -------

                                             5,314.7        4,568.8
                                             -------        -------

                                           $10,507.7       $9,623.6
                                            ========        =======


See Notes to Consolidated Condensed Financial Statements.

                                      <page 3>

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                Eli Lilly and Company and Subsidiaries

                                                     Nine Months Ended
                                                       September 30,
                                                     1994       1993
                                                     ------------------
                                                         (Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                           $996.0   $1,003.8
Adjustments to Reconcile Net Income to
  Cash Flows from Operating Activities:
Changes in operating assets and liabilities          (410.2)    (288.4)
Change in deferred taxes                              127.7       53.4
Acquired research                                      58.4        -
Other items, net                                      217.7      208.9
Cumulative effect of accounting changes                 -         10.9
                                                     ------     ------

NET CASH PROVIDED BY OPERATING ACTIVITIES             989.6      988.6

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment              (348.4)    (421.1)
Additions to intangibles and other assets             (65.3)     (53.6)
Reduction of investments                              938.1      598.6
Additions to investments                             (992.8)    (559.0)
Acquisitions                                          (74.9)     (31.0)
                                                     ------     ------


NET CASH USED BY INVESTING ACTIVITIES                (543.3)    (466.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                       (542.3)    (531.3)
Purchase of common stock and other capital
  transactions                                        (42.0)      (8.2)
Net additions(reductions) to short-term borrowings    219.8     (126.1)
Net additions to long-term debt                       346.1      361.1
                                                     ------     ------

NET CASH USED BY FINANCING ACTIVITIES                 (18.4)    (304.5)

Effect of exchange rate changes on cash                32.1      (14.3)
                                                     ------     ------

NET INCREASE IN CASH AND CASH EQUIVALENTS             460.0      203.7

Cash and cash equivalents at January 1                539.6      432.4
                                                     ------     ------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30            $999.6     $636.1
                                                     ======     ======


See Notes to Consolidated Condensed Financial Statements.


                                      <page 4>

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

INVENTORIES

Inventories consisted of the following:

                                   September 30,   December 31,
                                       1994            1993
                                   -------------     -----------

   Finished products               $  291.5        $  272.5
   Work in process                    555.2           667.7
   Raw materials and supplies         282.9           271.5
                                     -------         -------
                                    1,129.6         1,211.7
   Less reduction to LIFO cost        (87.7)         (108.7)
                                     -------         -------

                                   $1,041.9        $1,103.0
                                    =======         =======


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

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, the Company has been designated as one of several potentially responsible parties with respect to certain sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. The Company also continues remediation of certain of its own sites. The Company has accrued for estimated Superfund



                                       <page 5>
cleanup costs, remediation, and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to those costs. The Company has reserved its right to pursue claims for insurance (and in one instance has initiated litigation against its insurance carrier) with respect to certain environmental liabilities. However, because of uncertainties with respect to the timing and ultimate realization of those claims, the Company has not recorded any environmental insurance recoverables.

The product, patent, and environmental liabilities have been reflected in the Company's consolidated balance sheets at their gross amounts (approximately $455 million at September 30, 1994). Estimated insurance recoverables appear as assets in the consolidated balance sheets (approximately $160 million at September 30, 1994).

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

Also, beginning in 1994, the Company implemented the provisions of AICPA Statement of Position 93-6, "Employers' Accounting For Employee Stock Ownership Plans". The principal impact of the adoption was to reduce the average shares outstanding for the quarter by 3.0 million which represents shares owned by the ESOP that have not been allocated to participants' accounts.

Effective January 1, 1993, the Company elected the early adoption of FAS 112, "Employers' Accounting for Postemployment Benefits." FAS 112 requires employers to recognize currently the obligation to provide postemployment benefits to former or inactive employees and others. Prior to 1993, the Company expensed these obligations when paid.

SPECIAL CHARGES

During the first six months the Company incurred $66 million of pre-tax charges associated with the March 31 voluntary recall of three of the Company's liquid oral antibiotics. The recall, which was initiated by the Company after consultation with the FDA, was made after four instances were reported of small plastic caps being found in the antibiotics. Shipments of these products were resumed during the second and third quarters.


                                       <page 6>

PROPOSED ACQUISITION

In July, 1994, the Company announced that it had entered into a definitive agreement with McKesson Corporation for the Company to purchase PCS Health Systems, Inc. (PCS), McKesson's pharmacy benefit management business, for $4 billion in cash. The acquisition is subject to acceptance of a tender offer by the holders of a majority of the shares of McKesson common stock and certain other conditions. The Company expects the acquisition to close in November, 1994. Prior to the completion of the tender offer, McKesson will spin off to its shareholders all of its businesses other than the pharmacy benefit management business. The Company plans to finance the acquisition initially by borrowing $4 billion in short-term and intermediate-term debt. The pharmacy benefit management business of McKesson, which is conducted primarily through PCS, had revenues of $102.5 million and net income of $12.8 million for the six months ended June 30, 1994.


                                       <page 7>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:
The Company's sales for the third quarter increased 19 percent from the third quarter of 1993. Sales increased 17 percent inside the United States and 22 percent outside the United States. Compared with the third quarter of 1993, volume increased 17 percent and global selling prices and exchange rate comparisons each contributed 1 percent.

The Company's sales for the first nine months of 1994 increased 10 percent over the same period in 1993. Sales in the United States increased 9 percent, while sales outside the United States increased 13 percent. Volume increased 12 percent and changes in foreign exchange rates and selling prices combined to decrease sales by 2 percent over the same period in 1993.

Worldwide sales of pharmaceutical products increased 25 percent in the third quarter and 12 percent in the first nine months compared with the same periods last year. Pharmaceutical sales for the quarter increased 25 percent both inside and outside the United States, with especially strong unit volumes in both markets. The sales growth was led by very strong Prozac sales, due in part to an accumulation of U.S. wholesaler inventories, presumably in anticipation of a price increase that was announced on September 21. Products also contributing to the strong worldwide volume growth for the quarter included Axid(R) and Humulin(R). Anti-infective sales rose slightly as strong international growth offset a decline in the U.S. due to continued competitive pressures. U.S. pharmaceutical sales growth continues to be negatively affected by federally-mandated rebates on sales to Medicaid recipients and increased participation in managed-care programs.

Sales of Ceclor(R) in the United States (which accounted for approximately 5 percent of the Company's worldwide sales in the first nine months of 1994) declined in both 1993 and the first nine months of 1994 primarily as a result of intense competition from other anti-infective products. These competitive pressures are expected to continue to negatively affect Ceclor sales. In addition, the U.S. product patent for Ceclor expired in 1992 and a patent on a key intermediate in Lilly's manufacturing process for the compound expires in December 1994. To date, the Company has experienced only limited competition from generic cefaclor in markets outside the United States and is not aware that any competitor has received U.S. FDA approval to market generic cefaclor. However, the Company expects that within the near term competitors will be entering the U.S. market with generic cefaclor. The Company believes that the quantity of available competitive product will be limited initially by manufacturing capacity constraints but that those constraints are likely to lessen over time.

In response to these competitive challenges, on October 10, 1994, the Company, on behalf of its subsidiary STC Pharmaceuticals, Inc., announced an agreement with Mylan Pharmaceuticals, Inc. to market and distribute a generic form of cefaclor in the United States. This arrangement is intended to enhance cefaclor's competitiveness in the U.S. anti-infective marketplace and to position the Company as the leading supplier to the market for generic cefaclor after the introduction of the product by other manufacturers. The Company anticipates that the combined impact in the United States of the continued competition from other anti-infectives and the introduction of generic cefaclor could have a material adverse effect on the Company's 1995 consolidated results of operations. However, this estimated impact was taken into account in the Company's earlier projection that its 1995 earnings from core pharmaceutical operations would be approximately $4.00 per share (excluding the effect of the pending PCS acquisition).

                                       <page 8>

Sales of the medical devices and diagnostics companies decreased 1 percent in the third quarter, while increasing 7 percent in the first nine months of 1994 compared with the same periods last year. The division's sales growth during these periods was negatively impacted primarily by the divestiture of Physio Control Corporation in July, 1994. Strong sales growth at Cardiac Pacemakers, Inc. (CPI) and IVAC Corporation was partially offset by declining sales at Hybritech Incorporated. Sales growth at CPI can be attributed to the Endotak(R) lead system and the U.S. launch of the Ventak(R) PRX(R) AICDTM automatic implantable cardioverter defibrillator. IVAC benefited from sales of its Medsystem IIITM infusion pump. Sales at the other companies within the division showed modest growth.

Worldwide sales of animal health products increased 7 percent in the third quarter and 6 percent in the first nine months compared with the same periods last year. Worldwide sales growth for both the third quarter and first nine months was led by Tylan.

Manufacturing costs of products sold increased in the third quarter to 31.8 percent of sales from 30.5 percent of sales in the same quarter of 1993. During the first nine months, manufacturing costs increased to 31.6 percent of sales compared with 29.7 percent for the same period in 1993. The increases are due in part to a decision earlier this year to reduce certain in-process inventory levels. The increases were partially offset by a favorable product mix and continued reduction in spending.

Operating expenses excluding research expenditures rose 9.0 percent in the third quarter and 3.9 percent in the nine months. The growth was attributed to higher legal fees associated with pending litigation as well as the expansion of sales forces in emerging international markets. In addition, bonus accruals are higher due to more favorable overall results in 1994 compared with 1993.

Research expenses (excluding acquired research) rose 12 percent in the third quarter and 9 percent in the nine months. Research expenditures continue to increase due in part to the growth of global clinical trials to support the Company's extensive pipeline of potential new products.

In addition, during the quarter the company completed the previously announced acquisition of Sphinx Pharmaceuticals, Inc. The purchase price was approximately $80.0 million. The transaction was accounted for using the purchase method of accounting; consequently, after recording the net assets at fair market value, the Company determined that $58.4 million of the purchase price was associated with acquired in-process research which should not be recorded as an intangible asset, therefore resulting in a charge against earnings.

Net other income decreased in the third quarter and was essentially flat in the first nine months compared with the same periods in 1993. The decrease in the quarter was principally due to the higher donations of products for relief efforts in Rwanda.

The Company's 1994 estimated tax rate was 31.5 percent in the third quarter and the first nine months compared with a tax rate of 29.5 percent for the year 1993. The Company's effective tax rate was affected by the Omnibus Budget Reconciliation Act of 1993 causing a lower tax benefit from operations in Puerto Rico.


                                       <page 9>

The Company reported net income for the third quarter of $318.7 million ($1.10 per share) as compared with $294.4 million ($1.00 per share) for the same period in 1993. The Company reported net income for the first nine months of $996.0 million ($3.44 per share) as compared with $1,003.8 billion million ($3.42 per share) for the same period in 1993. The 1994 results benefited from both continued sales growth and operating expense reductions. The year-to-year comparison also benefited from the impact of accounting changes reflected in 1993 (an after-tax charge of $10.9 million). Net income in the first nine months of 1994 was negatively affected by the antibiotic recall, the Sphinx acquisition, and a higher effective tax rate.


FINANCIAL CONDITION:

As of September 30, 1994, cash, cash equivalents, and short-term securities totaled $1,461.5 million as compared with $987.1 million at December 31, 1993. Total debt at September 30, 1994, was $1,912.9 million, an increase from $1,360.0 million at December 31, 1993. The increase relates primarily to bank borrowings by three of the Company's MDD subsidiaries totaling $318.5 million which were used to fund dividends to Lilly. The Company continues to generate sufficient cash to fund its operating needs. Capital expenditures continued to decline on a year-to-year comparative basis. The Company expects capital expenditures for 1994 to be below the full year 1993 level.


In addition, in October 1994, the Company's long-term debt rating was lowered from AAA to AA by Standard and Poor's, and in November from Aa1 to Aa3 by Moody's. These actions were a direct result of the Company's plan to finance the pending acquisition of PCS Health Systems by issuing $4.0 billion of commercial paper, as well as the anticipated heightened competition for the antibiotic Ceclor. The Company continues to believe it will have sufficient cash flow from combined operations to fund operating needs and debt service. Depending on market conditions, the Company expects over time to reduce the amount of commercial paper outstanding by converting a portion to longer-term debt or possibly through other techniques. The commercial paper is backed up by committed bank credit facilities aggregating $4.0 billion.


                                      <page 10>

                              PART II  OTHER INFORMATION


Item 1.   Legal Proceedings

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the Company has been named, together with numerous other U.S. prescription pharmaceutical manufacturers and in some cases wholesalers or distributors, as a defendant in many cases among a series of related actions alleging violations of federal or state antitrust laws, or both. The federal cases have been consolidated or coordinated for pretrial proceedings in the Northern District of Illinois. A number of the federal suits purport to be class actions on behalf of nearly all retail pharmacies in the United States and allege an industry-wide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. Others involve claims by a large number of individual pharmacies alleging price discrimination in violation of the Robinson Patman Act as well as Sherman Act claims. Defense motions to dismiss have been denied and discovery has begun.

In addition, there are state court cases pending in California, Alabama, and Wisconsin alleging violations of various state antitrust and pricing laws. These cases purport to be class actions on behalf of retail pharmacies in all three states and consumers in California.

The Company is defending these cases vigorously. While it is not possible to predict or determine the outcome of the cases, based on the facts as known to the Company, it is the Company's opinion that the cases will not ultimately result in any liability that would have a material adverse effect on the Company's consolidated financial position.


                                      <page 11>


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits.  The following documents are filed as exhibits to this
          --------
            Report:

         11. Statement re: Computation of Earnings Per Share on Primary and Fully Diluted Bases

         12. Statement re:  Computation of Ratio of Earnings to Fixed Charges

         27. Financial Data Schedule

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


                                     ELI LILLY AND COMPANY
                                     ---------------------
                                     (Registrant)



Date   November 10, 1994                   s/Daniel P. Carmichael
       -----------------      ------------------------------------
                              Daniel P. Carmichael
                              Secretary and Deputy General Counsel



Date   November 10, 1994                   s/Arnold C. Hanish
       -----------------      ------------------------------------
                              Arnold C. Hanish
                              Director, Corporate Accounting and
                              Chief Accounting Officer


                                      <page 12>



INDEX TO EXHIBITS

The following documents are filed as a part of this Report:


          Exhibit                                      Page
          -------                                      ----

          11. Statement re:                             14
              Computation of Earnings Per Share
              on Primary and Fully Diluted Bases

          12. Statement re:                             15
              Computation of Ratio of Earnings
              to Fixed Charges

          27. Financial Data Schedule                 16-17

          99. Attachment to Form 10-Q:                  18
              Contingent Payment Obligation Units



                                      <page 13>