Form 10-K405
LILLY ELI & CO
filed 1995-03-27
CIK 59478

FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994        Commission File Number 1-6351


                              ELI LILLY AND COMPANY

        An Indiana Corporation          I.R.S. Employer Number 35-0470950

         Address:   Lilly Corporate Center, Indianapolis, Indiana 46285

             Telephone number, including area code:   (317) 276-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name Of Each Exchange
       Title Of Each Class                     On Which Registered
       -------------------                    ---------------------
          Common Stock                       New York Stock Exchange
                                               Pacific Stock Exchange

Contingent Payment Obligation Units          American Stock Exchange

Preferred Stock Purchase Rights              New York Stock Exchange
                                               Pacific Stock Exchange

8-1/8% Notes Due December 1, 2001            New York Stock Exchange

8-3/8% Notes Due December 1, 2006            New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X   No
                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 10, 1995 (Common Stock): $15,909,739,084

Number of shares of common stock outstanding as of February 10, 1995:
292,260,706

Portions of the following documents have been incorporated by reference into this report:

          Document                               Parts Into Which Incorporated
          --------                               -----------------------------
Registrant's Annual Report to Shareholders             Parts I, II, and IV
    for fiscal year ended December 31, 1994

Registrant's Proxy Statement dated March 6, 1995       Part III

                                     PART I

Item 1.  BUSINESS

   Eli Lilly and Company was incorporated in 1901 under the laws of Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. The Company*, including its subsidiaries, is engaged in the discovery, development, manufacture, and sale of products and the provision of services in one industry segment----Life Sciences. Products are manufactured or distributed through owned or leased facilities in the United States, Puerto Rico, and 26 other countries, in 19 of which the Company owns or has an interest in manufacturing facilities. Its products are sold in approximately 117 countries. Through its PCS Health Systems subsidiary, the Company provides pharmacy benefit management services in the United States.

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


                               RECENT DEVELOPMENTS

Divestiture of Medical Device and Diagnostics Businesses

   On January 18, 1994, the Company announced its intent to divest itself of its medical device and diagnostics ("MDD") businesses. During the year, the Company completed the following transactions in furtherance of its divestiture plan:

   Formation of Guidant Corporation; Initial Public Offering. In September, 1994, the Company formed Guidant Corporation, a Company subsidiary comprising five of the nine MDD businesses ---- Advanced Cardiovascular Systems, Inc., Cardiac Pacemakers, Inc., Devices for Vascular Intervention, Inc., Heart Rhythm Technologies, Inc. and Origin Medsystems, Inc. On December 20, 1994, Guidant completed an initial public offering of approximately 20% of its outstanding shares of common stock. The Company currently owns the remaining 80% of the shares. Under current plans, which are subject to market and other conditions, the Company intends to distribute the remaining Guidant shares to Company shareholders on a tax-free basis in the latter half of 1995 through a "split-off," an exchange offer pursuant to which Company shareholders would be given the opportunity to exchange some or all of their Company shares for Guidant shares.

   Sale of Remaining MDD Companies. During 1994 and early 1995, the Company sold three of the four MDD companies that are not part of Guidant. On July 29, 1994, the Company sold Physio-Control Corporation to Bain Capital, Inc. On December 30, 1994, the Company sold IVAC Corporation to River Acquisition Corporation, an affiliate of River Medical Corporation. Finally, on January 5, 1995, the Company sold Pacific Biotech, Inc. to Quidel Corporation. The Company is continuing its efforts to sell the last remaining MDD company, Hybritech Incorporated. Any divestiture of Hybritech will be consistent with the Company's obligations under its Contingent Payment Obligation Units issued in connection with the Hybritech acquisition.

   In light of the divestiture, the results of operations of the MDD businesses are reflected as "discontinued operations" in the Company's consolidated statements of income that are incorporated by reference in this Form 10-K. For comparability, the other financial and quantitative information contained in this Form 10-K excludes the MDD businesses unless specifically noted to the contrary.

Acquisition of PCS Health Systems, Inc.

   On November 21, 1994, the Company acquired PCS Health Systems, Inc. and an affiliated corporation, Clinical Pharmaceuticals, Inc. (together, "PCS") from McKesson Corporation for approximately $4.1 billion in cash. PCS is the largest provider of pharmacy benefit management services in the United States. For a description of PCS's business, see "Pharmacy Benefit Management Services" at page 3 of this Form 10-K.


                   FINANCIAL INFORMATION RELATING TO INDUSTRY
                        SEGMENTS AND CLASSES OF PRODUCTS

   Financial information relating to industry segments and classes of products, set forth in the Company's 1994 Annual Report at pages 28-29 under "Review of Operations----Segment Information" (pages 12-13 of Exhibit 13 to this Form 10-
K), is incorporated herein by reference.

   Due to several factors, including the introduction of new products by the Company and other manufacturers, the relative contribution of any particular Company product to consolidated net sales is not necessarily constant from year to year, and its contribution to net income is not necessarily the same as its contribution to consolidated net sales.

                              PRODUCTS AND SERVICES

Pharmaceutical Products

    Pharmaceutical products include

        Central-nervous-system agents, including the antidepressant agent Prozac(R), a highly specific serotonin uptake inhibitor, indicated for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder; the analgesic Darvocet-N(R) 100, which is indicated for the relief of mild-to-moderate pain; and Permax(R), a treatment for Parkinson's disease;

        Anti-infectives, including the oral cephalosporin antibiotics Ceclor(R), Keflex(R), and Keftab(R), used in the treatment of a wide range of bacterial infections; the oral carbacephem antibiotic LorabidTM, used to treat a variety of infections; the oral macrolide antibiotic Dynabac(R), approved in certain overseas countries; the injectable cephalosporin antibiotics Mandol(R), Tazidime(R), Kefurox(R), and Kefzol(R), used to treat a wide range of infections in the hospital setting; Nebcin(R), an injectable aminoglycoside antibiotic used in hospitals to treat various infections caused by staphylococci and Gram-negative bacteria; Vancocin(R) HCl, an injectable antibiotic used primarily to treat staphylococcal infections; and cefaclor, a generic formulation of Ceclor;

        Diabetic care products, including Iletin(R) (insulin) in its various pharmaceutical forms; and Humulin(R), human insulin produced through recombinant DNA technology;

        An antiulcer agent, Axid(R), an H2 antagonist, indicated for the treatment of active duodenal ulcer, for maintenance therapy for duodenal ulcer patients after healing of an active duodenal ulcer, and for reflux esophagitis;

        Oncolytic agents, including Oncovin(R), indicated for treatment of acute leukemia and, in combination with other oncolytic agents, for treatment of several different types of advanced cancers; Velban(R), used in a variety of malignant neoplastic conditions; and Eldisine(R), indicated for treatment of acute childhood leukemia resistant to other drugs; and

        Additional pharmaceuticals, including cardiovascular therapy products, principally Dobutrex(R); hormones, including Humatrope(R), human growth hormone produced by recombinant DNA technology; hematinics; sedatives; and vitamins.

Medical Devices and Diagnostic Products

   Medical devices, marketed by Guidant Corporation, include implantable cardiac pacemakers and implantable cardioverter/defibrillators, coronary angioplasty catheter systems, peripheral and coronary atherectomy catheter systems, and devices for use during minimally-invasive surgery procedures.

   Diagnostic products, marketed by Hybritech Incorporated, include monoclonal-antibody-based diagnostic tests for colon, prostate, and testicular cancer, as well as for infertility, pregnancy, heart attack, thyroid deficiencies, anemia, dwarfism, and infectious diseases.

Animal Health Products

   Animal health products include Tylan(R), an antibiotic used to control certain diseases in cattle, swine, and poultry and to improve feed efficiency and growth; Rumensin(R), a cattle feed additive that improves feed efficiency and growth; Compudose(R), a controlled-release implant that improves feed efficiency and growth in cattle; Coban(R), Monteban(R) and Maxiban(R), anticoccidial agents for use in poultry; Apralan(R), an antibiotic used to control enteric infections in calves and swine; Micotil(R), an antibiotic used to treat bovine respiratory disease; and other products for livestock and poultry.

Pharmacy Benefit Management Services

   PCS provides computer-based prescription drug claims processing and pharmacy benefit design, administration and management services to health plan sponsors, including insurance companies, third-party administrators, self-insured employers, health maintenance organizations, and Blue Cross/Blue Shield organizations that underwrite or administer prescription benefit plans. PCS helps these customers manage prescription benefit costs by providing drug utilization reviews, clinically-based formularies and generic substitution programs. PCS also operates an on-line electronic network to transmit medical, hospital, laboratory, clinical and billing information that links health care providers (physicians, hospitals and clinics) with health plan sponsors. RECAP(R), PCS's on-line prescription claims management system, is linked with over 95% of retail pharmacies in the U.S.


                                    MARKETING

   Most of the Company's major products are marketed worldwide. Pharmacy benefit management services are marketed primarily in the United States.

   In the United States, the Company's Pharmaceutical Division distributes pharmaceutical products principally through approximately 232 wholesale distributing outlets. Marketing policy is designed to assure immediate availability of these products to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Five wholesale distributing companies in the United States accounted for approximately 13%, 10%, 9%, 8%, and 6% respectively, of consolidated net sales in 1994. No other distributor accounted for as much as 5% of consolidated net sales. The Company also makes direct sales of its pharmaceutical products to the United States government and to other manufacturers, but those direct sales do not constitute a material portion of consolidated net sales.

   The Company's pharmaceutical products are promoted in the United States under the Lilly and Dista trade names by one hospital and three retail sales forces employing salaried sales representatives. These sales representatives, approximately half of whom are registered pharmacists, call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. Their efforts are supported by the Company through advertising in medical and drug journals, distribution of literature and samples of certain products to physicians, and exhibits for use at medical meetings. In 1994, the Company created a new sales force dedicated to diabetes care.

   In the past few years, large purchasers of pharmaceuticals, such as managed-care groups and government and long-term care institutions, have begun to account for an increasing portion of total pharmaceutical purchases in the United States. The Company has created special sales groups to service government and long-term care institutions, and expanded its managed-care sales organization. In response to competitive pressures, the Company has entered into arrangements with a number of these organizations providing for discounts or rebates on one or more Company products or other cost-sharing arrangements. During 1994, the Company also entered into agreements with a generic pharmaceutical company for the promotion, distribution and/or supply of generic forms of certain brand name products of both Lilly and other companies. In addition, in 1994 the Company formed Integrated Disease Management, Inc. ("IDM") and acquired Control Diabetes Services, Inc. IDM will provide disease-management services, including capitation and risk-sharing arrangements, to managed-care customers. Control Diabetes provides education to diabetics to help them aggressively manage their disease and thereby minimize their long-term risk of serious complications.

   Outside the United States, pharmaceutical products are promoted by salaried sales representatives. While the products marketed vary from country to country, anti-infectives constitute the largest single group in total sales. Distribution patterns vary from country to country. In recent years, the Company has significantly expanded its marketing efforts in a number of overseas markets, including emerging markets in Central and Eastern Europe, Latin America, and Asia.

   Guidant Corporation markets its medical device products in the United States substantially through its direct sales forces. Outside the Unites States, Guidant's products are marketed by both direct sales representative and independent distributors.

   Hybritech Incorporated markets its immunodiagnostic products to hospitals, commercial laboratories, clinics, and physicians. Sales are conducted by direct sales representatives and by independent distributors both inside and outside the United States.

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

                              PATENTS AND LICENSES

   The Company owns, has applications pending for, or is licensed under, a substantial number of patents, both in the United States and in other countries, relating to products, product uses, and manufacturing processes. There can be no assurance that patents will result from the Company's pending applications. Moreover, patents relating to particular products, uses, or processes do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products to compete with the patented products or uses. Patent protection of certain products, processes, and uses---- particularly that relating to Ceclor, Humulin, Prozac, Axid, and Lorabid----is considered to be important to the operations of the Company. The United States patent covering Humulin expires in 2001, the Prozac patent expires in 2001, the Axid patent expires in 2002, and the Lorabid patent expires in 2004.

   The United States product patent covering Ceclor, the Company's second largest selling product, expired in December 1992, and a U.S. patent on a key
intermediate material expired in December 1994.    It has been reported that
several abbreviated new drug applications for generic formulations of cefaclor (the active ingredient in Ceclor) have been filed in the U.S. To date, the Company has experienced only limited competition from generic cefaclor in markets outside the United States and the Company is not aware that any competitor has received U.S. FDA approval for the product. However, the Company expects that within the near term competitors will be entering the U.S. market with generic cefaclor. The Company believes that the quantity of available competitive product will be limited initially by manufacturing capacity constraints but that those constraints will likely lessen over time. In October, 1994, the Company's subsidiary STC Pharmaceuticals, Inc., entered into an agreement with Mylan Pharmaceuticals, Inc. to market and distribute a generic form of cefaclor in the U.S. The Company anticipates that the combined impact of the continued competition from other anti-infectives and the introduction of generic cefaclor could have a material adverse effect on the Company's 1995 consolidated results of operations. However, the Company believes that the patent expirations and increased competition will not have a material adverse effect on the Company's near-term consolidated financial position.

   The United States patent covering Dobutrex expired in October 1993. The patent expiration has resulted in a significant decline in U.S. Dobutrex sales.

   The Company also grants licenses under patents and know-how developed by the Company and manufactures and sells products and uses technology and know-how under licenses from others. Royalties received by the Company in relation to licensed pharmaceuticals amounted to approximately $5 million in 1994, and royalties paid by it in relation to pharmaceuticals amounted to approximately $89 million in 1994.

                                   COMPETITION

   The Company's pharmaceutical products compete with products manufactured by numerous other companies in highly competitive markets in the United States and throughout the world. Guidant Corporation's medical devices compete with numerous domestic and foreign manufacturers of implantable cardiac pacemakers and cardioverter/defibrillators, angioplasty catheter systems, and minimally-invasive surgery devices. Hybritech's diagnostic products compete with conventional immunodiagnostic assays as well as with monoclonal-antibody-based products marketed by numerous foreign and domestic manufacturers. The Company's animal health products compete on a worldwide basis with products of pharmaceutical, chemical, and other companies that operate animal health divisions or subsidiaries. PCS faces strong competition from other pharmacy benefit management companies and claims processors in the United States. For certain accounts, PCS competes with some retail pharmacy chains, mail order programs and organized groups of independent pharmacists.

   Important competitive factors include price and demonstrated cost-effectiveness, product characteristics and dependability, service, and research and development of new products and processes. The introduction of new products and the development of new processes by domestic and foreign companies can result in progressive price reductions or decreased volume of sales of competing products, or both. New products introduced with patent protection usually must compete with other products already on the market at the time of introduction or products developed by competitors after introduction. The Company believes its competitive position in these markets is dependent upon its research and development endeavors in the discovery and development of new cost-effective products, together with increased productivity resulting from improved manufacturing methods, marketing efforts, and customer service. There can be no assurance that products manufactured or processes used by the Company will not become outmoded from time to time as a result of products or processes developed by its competitors.

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

   In the United States, health care reform was debated at the federal level in 1994 but no legislation was adopted. It is expected that Congress will resume the debate in 1995. Many state legislatures are also considering health care reform measures. The nature of the changes that may ultimately be enacted and their impact on the Company and the pharmaceutical industry are unknown. However, several of the measures currently under discussion, if enacted, could affect the industry and the Company by, among other things, increasing pressures on pricing and reducing pricing flexibility, restricting physicians' choice of therapies, and reducing incentives to invest in research and development. Outside the United States, governments in several countries are implementing health care cost-control measures that may adversely affect pharmaceutical industry revenues. The Company is unable to predict the extent to which its business may be affected by these or other future legislative and regulatory developments.

                            RESEARCH AND DEVELOPMENT

   The Company's research and development activities are responsible for the discovery or development of most of the products offered by the Company today. Its commitment to research and development dates back more than 100 years. The growth in research and development expenditures and personnel over the past several years demonstrates both the continued vitality of the Company's commitment and the increasing costs and complexity of bringing new products to the market. At the end of 1994, approximately 4,200 people, including a substantial number who are physicians or scientists holding graduate or postgraduate degrees or highly skilled technical personnel, were engaged in pharmaceutical and animal health research and development activities. The Company expended $731.0 million on these research and development activities in 1992, $755.0 million in 1993, and $838.7 million in 1994.

   The Company's research is concerned primarily with the effects of synthetic chemicals and natural products on biological systems. The results of that research are applied to the development of products for use by or on humans and animals, and for other uses. Major effort is devoted to pharmaceutical products. The Company now concentrates its pharmaceutical research and development efforts in five therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes and osteoporosis; infectious diseases; cancer; and cardiovascular diseases. The Company is engaged in biotechnology research programs involving recombinant DNA and monoclonal antibodies. The Company's biotechnology research is supplemented through its Hybritech subsidiary, which conducts research using monoclonal-antibody-based product technology for diagnosis of certain diseases or medical conditions.

   In September 1994, the Company acquired Sphinx Pharmaceuticals Corporation of Durham, North Carolina. Sphinx, which is now a division of Lilly Research Laboratories, uses a proprietary combinatorial chemistry technology to create large libraries of small organic molecules and screen them at high speeds for biological activity.

   In addition to the research activities carried on in the Company's own laboratories, the Company sponsors and underwrites the cost of research and development by independent organizations, including educational institutions and research-based human health care companies, and contracts with others for the performance of research in their facilities. It utilizes the services of physicians, hospitals, medical schools, and other research organizations in the United States and numerous other countries to establish through clinical evidence the safety and effectiveness of new products. The Company's business-development groups actively seek out opportunities to invest in external research and technologies that hold the promise to complement and strengthen the Company's own research efforts in the five chosen therapeutic categories. Such investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, and outright acquisitions.

   Extensive work is also conducted in the animal sciences, including animal nutrition and physiology and veterinary medicine. Certain of the Company's research and development activities relating to pharmaceutical products may be applicable to animal health products. An example is the search for agents that will cure infectious disease.

   Guidant Corporation conducts research and development in the area of medical devices, seeking to introduce clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of existing products, and to expand uses of existing products.

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

                        EXECUTIVE OFFICERS OF THE COMPANY

   The following table sets forth certain information regarding the executive officers of the Company. All but four of the executive officers have been employed by the Company in executive or managerial positions during the last five years. Randall L. Tobias became Chairman of the Board and Chief Executive Officer in June 1993. He had served as Vice Chairman of the Board of American Telephone and Telegraph Company from 1986 until he assumed his present position. He has been a member of the Board of Directors of the Company since 1986. From 1987 until he joined the Company in August 1990, Mitchell E. Daniels, Jr., President, North American Pharmaceutical Operations, Pharmaceutical Division, served as President and Chief Executive Officer of the Hudson Institute and was of counsel to Baker & Daniels. From 1985 to 1987 he served on former President Reagan's staff as Assistant to the President for Political and Intergovernmental Affairs. Thomas Trainer joined the Company in January 1995. Since 1991 he had served as Vice President and Chief Information Officer of Reebok International Ltd. Prior to joining Reebok, he was Senior Vice President of Operations of A.C. Nielson Co. August M. Watanabe joined the Company in 1990 as Vice President of Lilly Research Laboratories. Previously he had served as Chairman of the Department of Medicine at Indiana University School of Medicine from 1983 through 1990.

   Except as indicated in the table below, the term of office for each executive officer indicated herein expires on the date of the annual meeting of the Board of Directors, to be held on April 17, 1995, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a "family relationship" with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer of the Company and any other person pursuant to which the executive officer was selected.

      NAME                    AGE                 OFFICES
-----------------------------------------------------------------------------
Randall L. Tobias              53  Chairman of the Board and Chief Executive
                                   Officer (since June 1993) and a Director

Sidney Taurel                  46  Executive Vice President and President,
                                   Pharmaceutical Division (since January 1993) and a Director

James M. Cornelius             51  Vice President, Finance and Chief Financial
                                   Officer (since January 1983) and a Director

Mitchell E. Daniels, Jr.       45  President, North American Pharmaceutical
                                   Operations, Pharmaceutical Division (since
                                   April 1993)1

Ronald W. Dollens              48  President and Chief Executive Officer,
                                   Guidant Corporation, a majority-owned
                                   subsidiary of the Company (since
                                   September 1994)2

Michael L. Eagle               47  Vice President, Manufacturing (since January
                                   1994)

Brendan P. Fox                 51  President, Elanco Animal Health Division
                                   (since January 1991)1

Rebecca O. Goss                47  Vice President and General Counsel (since
                                   March 1995)3

Michael E. Hanson              47  President, Internal Medicine Business Unit,
                                   Pharmaceutical Division (since
                                   August 1994)1,4

James A. Harper                47  President, Endocrine Business Unit,
                                   Pharmaceutical Division (since August
                                   1994)1,4

Pedro P. Granadillo            47  Vice President, Human Resources (since April
                                   1993)

J. B. King                     65  Vice President and General Counsel (since
                                   October 1987)5

Gerhard N. Mayr                48  President, European Pharmaceutical Operations
                                   (Europe, Africa, Middle East and India),
                                   Pharmaceutical Division (since January
                                   1993)1,4

Robert N. Postlethwait         46  President, Central Nervous System Business
                                   Unit, Pharmaceutical Division (since August
                                   1994)1,4

Stephen A. Stitle              49  Vice President, Corporate Affairs (since
                                   April 1993) and a Director

W. Leigh Thompson, Ph.D., M.D. 56  Chief Scientific Officer (since January
                                   1993)6

Thomas Trainer                 48  Vice President, Information Technology, and
                                   Chief Information Officer (since January
                                   1995)1,4

August M. Watanabe, M.D.       53  Vice President and President, Lilly Research
                                   Laboratories (since January 1994) and a
                                   Director

                                    EMPLOYEES

   At the end of 1994, the Company had approximately 24,900 employees, including approximately 10,500 employees outside the United States. A substantial number of the Company's employees have long records of continuous service.

        FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

   Financial information relating to foreign and domestic operations, set forth in the Company's 1994 Annual Report at pages 28-29 under "Review of Operations-- --Segment Information" (pages 12-13 of Exhibit 13), is incorporated herein by reference.

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


Item 2.  PROPERTIES

   The Company's principal domestic and international executive offices are located in Indianapolis. At December 31, 1994, the Company owned 14 production plants and facilities in the United States and Puerto Rico. These plants and facilities contain an aggregate of approximately 12 million square feet of floor area. Most of the plants and facilities involve production of both
pharmaceutical and animal health products.    Guidant Corporation owns
manufacturing, research, and administrative facilities for medical devices, containing an aggregate of approximately 1.2 million square feet, in four cities in the United States and Puerto Rico, and leases manufacturing, research, and administrative facilities in the United States containing an aggregate of approximately 350,000 square feet. The Company also leases sales offices in a number of cities located in the United States. PCS owns administrative facilities in Scottsdale, Arizona, containing an aggregate of approximately 350,000 square feet and leases a total of approximately 120,000 square feet of administrative space in other cities in the United States. Hybritech leases a manufacturing, research, and administrative facility in San Diego, containing an aggregate of approximately 350,000 square feet.

   The Company (including Guidant and Hybritech) has 26 production plants and facilities in 19 countries outside the United States, containing an aggregate of approximately 4.2 million square feet of floor space. Leased production and warehouse facilities are utilized in Puerto Rico and 14 other countries outside the United States.

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


Item 3.  LEGAL PROCEEDINGS

   The Company is currently a defendant in a variety of product and patent litigation matters. In approximately 200 actions, including several with multiple claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who ingested diethylstilbestrol during pregnancy. In another approximately 135 actions, plaintiffs seek to recover damages as a result of the ingestion of Prozac. In the patent suits, it is asserted that one or more Company products or processes infringe issued patents. The holders of those patents seek monetary damages and injunctions against further infringement. Products involved include Humulin, Humatrope, bovine somatotropin and certain medical devices.

   A federal grand jury in Baltimore, Maryland is conducting an inquiry into the Company's compliance with the Food and Drug Administration's regulatory requirements affecting the Company's pharmaceutical manufacturing operations. The Company is cooperating fully with the inquiry.

   The Company has been named, together with numerous other U.S. prescription pharmaceutical manufacturers and in some cases wholesalers or distributors, as a defendant in a large number of related actions brought by retail pharmacies in the United States alleging violations of federal or state antitrust laws, or both, based on the practice of providing discounts or rebates to managed-care organizations and certain other large purchasers. The federal cases have been consolidated or coordinated for pre-trial proceedings in the Northern District of Illinois. The federal suits include a certified class action on behalf of nearly all retail pharmacies in the United States. The class plaintiffs allege an industrywide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The other federal suits, brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. Defense motions to dismiss have been denied and discovery has begun. The federal class action case is scheduled to begin trial in February, 1996. In addition, there are related state court cases pending in Alabama, California, Minnesota, and Wisconsin brought by large numbers of retail pharmacies alleging violations of various state antitrust and pricing laws, purporting to be class actions on behalf of retail pharmacies in those states. There are also cases in California and Washington that purport to be class actions on behalf of consumers of prescription pharmaceuticals.

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

   During the fourth quarter of 1994, no matters were submitted to a vote of security holders.


                                     PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Information relating to the principal market for the Company's common stock and related stockholder matters, set forth in the Company's 1994 Annual Report under "Review of Operations----Selected Quarterly Data (unaudited)," at page 30 (page 14 of Exhibit 13), and "Review of Operations----Selected Financial Data (unaudited)," at page 31 (page 15 of Exhibit 13), is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

   Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 1994 Annual Report under "Review of Operations----Selected Financial Data (unaudited)," at page 31 (page 15 of
Exhibit 13), are incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

   The following portions of the Company's 1994 Annual Report (found at pages 1-7 of Exhibit 13) constitute management's discussion and analysis of results of operations and financial condition and are incorporated herein by reference:

   "Review of Operations----Strategic Actions" (page 18)
   "Review of Operations----Operating Results of Continuing Operations----1994" (pages 18-19 and 21)
   "Review of Operations----Operating Results of Continuing Operations----1993" (pages 21-23)
   "Review of Operations----Financial Condition" (pages 23 and 26)
   "Review of Operations----Environmental and Legal Matters" (page 26)

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)1 and included in the Company's 1994 Annual Report at pages 20, 24-25, and 27 (Consolidated Statements of Income, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows), pages 28-29 (Segment Information), and pages 32-46 (Notes to Consolidated Financial Statements) (together, pages 8-13 and 16-31 of Exhibit 13), and the Report of Independent Auditors set forth in the Company's 1994 Annual Report at page 47 (page 33 of
Exhibit 13), are incorporated herein by reference.

   Information on quarterly results of operations, set forth in the Company's 1994 Annual Report under "Review of Operations----Selected Quarterly Data (unaudited)," at page 30 (page 14 of Exhibit 13), is incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to the Company's directors, set forth in the Company's Proxy Statement dated March 6, 1995, under "Election of Directors----Nominees for Election," at pages 1-5, is incorporated herein by reference. Information relating to the Company's executive officers is set forth at pages 7-9 of this Form 10-K under "Executive Officers of the Company."

Item 11.  EXECUTIVE COMPENSATION

   Information relating to executive compensation, set forth in the Company's Proxy Statement dated March 6, 1995, under "Election of Directors----Executive Compensation," at pages 10-19, is incorporated herein by reference, except that the Compensation and Management Development Committee Report and Performance Graph are not so incorporated.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information relating to ownership of the Company's common stock and Guidant's common stock by persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the Company's Proxy Statement dated March 6, 1995, under "Election of Directors----Common Stock Ownership by Directors and Executive Officers," at pages 6-8, and "Election of Directors----Principal Holders of Common Stock," at page 8, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information relating to a Registration Rights Agreement between Guidant Corporation and Lilly Endowment, Inc., set forth in the Company's Proxy Statement dated March 6, 1995, under "Election of Directors----Principal Holders of Common Stock," at page 8, is incorporated herein by reference.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.     Financial Statements

   The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 1994 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8:

     Consolidated Statements of Income----Years Ended December 31, 1994, 1993, and 1992 (page 20) (page 8 of Exhibit 13)

     Consolidated Balance Sheets----December 31, 1994 and 1993 (pages 24-25) (pages 9-10 of Exhibit 13)

     Consolidated Statements of Cash Flows----Years Ended December 31, 1994, 1993, and 1992 (page 27) (page 11 of Exhibit 13)

     Segment Information (pages 28-29) (pages 12-13 of Exhibit 13)

     Notes to Consolidated Financial Statements (pages 32-46) (pages 16-31 of
     Exhibit 13)

(a)2.  Financial Statement Schedules

   The consolidated financial statement schedules of the Company and its subsidiaries have been omitted because they are not required, are inapplicable, or are adequately explained in the financial statements.

   Financial statements of interests of 50% or less, which are accounted for by the equity method, have been omitted because they do not, considered in the aggregate as a single subsidiary, constitute a significant subsidiary.

(a)3.  Exhibits

     2.1 Agreement and Plan of Merger dated as of July 10, 1994, among McKesson Corporation, Eli Lilly and Company, and ECO Acquisition Corporation(7)

     2.2 Reorganization and Distribution Agreement dated as of July 10, 1994, by and among McKesson Corporation (a Delaware corporation), McKesson Corporation (a Maryland corporation), Clinical Pharmaceuticals, Inc., PCS Health Systems, Inc., and SP Ventures, Inc.(7)

     3.1  Amended Articles of Incorporation

     3.2  By-laws

     4.1 Form of Indenture with respect to Contingent Payment Obligation Units dated March 18, 1986, between Eli Lilly and Company and Harris Trust and Savings Bank, as Trustee

     4.2 Rights Agreement dated as of July 18, 1988, between Eli Lilly and Company and Bank One, Indianapolis, NA

     4.3 Form of Indenture dated as of February 21, 1989, between Eli Lilly and Company and Merchants National Bank & Trust Company of Indianapolis, as Trustee

     4.4  Form of Eli Lilly and Company Five Year Convertible Note

     4.5 Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

     4.6 Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

     4.7 Form of Indenture dated as of September 5, 1991, among the Lilly Savings Plan Master Trust Fund C, as Issuer; Eli Lilly and Company, as Guarantor; and Chemical Bank, as Trustee(8)

     4.8 Form of Fiscal and Paying Agency Agreement dated July 8, 1993, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 5-1/2% Notes Due 1998(8)

     4.9 Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-1/8%% Notes Due February 7, 2000(8)

     4.10 Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8%% Notes Due February 7, 2005(8)

     10.1 1984 Lilly Stock Plan, as amended

     10.2 1989 Lilly Stock Plan, as amended

     10.3 1994 Lilly Stock Plan

     10.4 The Lilly Deferred Compensation Plan, as amended

     10.5 The Lilly Directors' Deferred Compensation Plan, as amended

     10.6 The Lilly Non-Employee Directors' Deferred Stock Plan, as amended

     10.7 Eli Lilly and Company Senior Executive Bonus Plan, as amended

     10.8 The Eli Lilly and Company Executive Bonus Plan

     10.9 The Lilly Non-Employee Directors' Retirement Plan

     10.10 Letter Agreement dated September 3, 1993, between the Company and Vaughn D. Bryson

     11.  Computation of Earnings Per Share on Primary and Fully Diluted Bases

     12.  Computation of Ratio of Earnings to Fixed Charges

     13. Annual Report to Shareholders for the Year Ended December 31, 1994 (portions incorporated by reference into this Form 10-K)

     21.  List of Subsidiaries

     23.  Consent of Independent Auditors

     27.  Financial Data Schedule

     99. Report to Holders of Eli Lilly and Company Contingent Payment Obligation Units

(b)  Reports on Form 8-K

   During the fourth quarter of 1994, the Company filed two reports on Form 8-
K.

   On November 29, 1994, the Company filed a Form 8-K/A (amending a Form 8-K filed on November 23, 1994) reporting the acquisition of over 94% of the shares of common stock of McKesson Corporation pursuant to the Company's tender offer for those shares.

   On December 12, 1994, the Company filed a Form 8-K in order to file as exhibits certain documents and schedules required for the Company to issue two series of notes under its Registration Statements on Form S-3 (Reg. Nos. 33-38347 and 33-56208, respectively) under Rule 415 of the Securities Act of 1933, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ELI LILLY AND COMPANY


                              By s/Randall L. Tobias
                                 ---------------------------------
                              (Randall L. Tobias, Chairman of the Board
                                 and Chief Executive Officer)

                                    March 20, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.

       SIGNATURE                                 TITLE
---------------------------------------------------------------

s/Randall L. Tobias                    Chairman of the Board, Chief Executive
------------------------------         Officer, and a Director (principal
(RANDALL L. TOBIAS)                    executive officer)


s/James M. Cornelius                   Vice President, Finance, Chief
------------------------------         Financial Officer and a Director
(JAMES M. CORNELIUS)                   (principal financial officer)


s/Arnold C. Hanish                     Chief Accounting Officer
------------------------------         (principal accounting officer)
(ARNOLD C. HANISH)


s/Steven C. Beering, M.D.              Director
------------------------------
(STEVEN C. BEERING, M.D.)


s/James W. Cozad                       Director
------------------------------
(JAMES W. COZAD)


s/Karen N. Horn                        Director
------------------------------
(KAREN N. HORN, Ph.D.)


s/J. Clayburn La Force, Jr., Ph.D.     Director
----------------------------------
(J. CLAYBURN LA FORCE, JR., Ph.D.)


s/Kenneth L. Lay, Ph.D.                Director
------------------------------
(KENNETH L. LAY, Ph.D.)


s/Ben F. Love                          Director
------------------------------
(BEN F. LOVE)


s/Stephen A. Stitle                    Director
------------------------------
(STEPHEN A. STITLE)


s/Sidney Taurel                        Director
------------------------------
(SIDNEY TAUREL)


s/August M. Watanabe, M.D.             Director
------------------------------
(AUGUST M. WATANABE, M.D.)


s/Alva O. Way                          Director
------------------------------
(ALVA O. WAY)


s/Richard D. Wood                      Director
------------------------------
(RICHARD D. WOOD)



                                                                      TRADEMARKS

                                          Apralan(R) (apramycin sulfate, Elanco)
                                                     Axid(R) (nizatidine, Lilly)
                                                     Ceclor(R) (cefaclor, Lilly)
                                              Coban(R) (monensin sodium, Elanco)
                     Compudose(R) (estradiol controlled-release implant, Elanco)
                Darvocet-N(R) (propoxyphene napsylate with acetaminophen, Lilly)
                                   Dobutrex(R) (dobutamine hydrochloride, Lilly)
                                               Dynabac(R) (dirithromycin, Lilly)
                                          Eldisine(R) (vindesine sulfate, Lilly)
                      Humatrope(R) (somatropin of recombinant DNA origin, Lilly)
                     Humulin(R) (human insulin of recombinant DNA origin, Lilly)
                                                      lletin(R) (insulin, Lilly)
                                                   Keflex(R) (cephalexin, Dista)
                                     Keftab(R) (cephalexin hydrochloride, Dista)
                                           Kefurox(R) (cefuroxime sodium, Lilly)
                                             Kefzol(R) (cefazolin sodium, Lilly)
                                                   LorabidTM (loracarbef, Lilly)
                                           Mandol(R) (cefamandole nafate, Lilly)
                                    Maxiban(R) (narasin and nicarbazine, Elanco)
                                       Micotil(R) (tilmicosin phosphate, Elanco)
                                                   Monteban(R) (narasin, Elanco)
                                           Nebcin(R) (tobramycin sulfate, Lilly)
                                         Oncovin(R) (vincristine sulfate, Lilly)
                                           Permax(R) (pergolide mesylate, Lilly)
                                     Prozac(R) (fluoxetine hydrochloride, Dista)
                                                                  RECAP(R) (PCS)
                                           Rumensin(R) (monensin sodium, Elanco)
                                                Tazidime(R) (ceftazidime, Lilly)
                                                      Tylan(R) (tylosin, Elanco)
                                   Vancocin(R) (vancomycin hydrochloride, Lilly)
                                          Velban(R) (vinblastine sulfate, Lilly)

_______________________________
*The terms "Company" and "Registrant" are used interchangeably herein to refer to Eli Lilly and Company or to Eli Lilly and Company and its consolidated subsidiaries, as the context requires.
1 Serves in office until successor is appointed
2 Serves in office until Guidant Corporation annual meeting presently scheduled on May 30, 1995
3 Became executive officer March 1995
4 Became executive officer January 1995
5 Retired from the Company and as an officer February 28, 1995
6 Retired from the Company and as an officer December 31, 1994
7 Copies of agreements and disclosure schedules ancillary to the Agreement and Plan of Merger and the Reorganization and Distribution Agreement are not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.
8 Exhibits 4.7-4.10 are not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.