Form 10-Q
period 1995-03-31
LILLY ELI & CO
filed 1995-05-12
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     Form 10-Q

                 Quarterly Report Under Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                          FOR QUARTER ENDED MARCH 31, 1995


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
       Yes      X     No
            ---------    -----


       The number of shares of common stock outstanding as of April 30, 1995:


                      Class         Number of Shares Outstanding
                      -----         ----------------------------

                      Common                 292,461,934

                       PART I    FINANCIAL INFORMATION


Item 1.    Financial Statements


                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                    Eli Lilly and Company and Subsidiaries


                                               Three Months
                                               Ended March 31,
                                             -------------------

                                             1995         1994
                                             -----------------
                                         (Dollars in millions except
                                              per-share data)

Net sales                                   $1,717.3   $1,309.1

Cost of sales                                  512.5      382.1
Research and development                       236.7      177.3
Marketing and administrative                   407.2      280.0
Special charges                                  -         56.0
Interest expense                                66.2       16.7
Other income - net                             (33.2)     (35.8)
                                             -------      -----

                                             1,189.4      876.3
                                             -------      -----

Income from continuing operations before
   income taxes                                527.9      432.8
Income taxes                                   153.1      132.1
                                             -------    -------


Income from continuing operations              374.8      300.7
Income from discontinued operations, net of tax  18.4      30.0
                                               ------   -------


Net income                                   $ 393.2    $ 330.7
                                              ======     ======

Earnings per share:
  Income from continuing operations             $1.30      $1.04
  Income from discontinued operations             .06        .10
                                                 ----       ----

Net income                                      $1.36      $1.14
                                                 ====       ====

Dividends paid per share                        $ .645     $ .625


See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
Eli Lilly and Company and Subsidiaries
                                       March 31,      December 31,
                                         1995            1994
                                         ------------------------

                                               (Millions)
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents             $  978.8       $  536.9
  Short-term investments                   151.3          209.8
  Accounts receivable, net of
     allowances of $54.7 (1995)
     and $46.6 (1994)                    1,638.0        1,550.2
  Other receivables                        286.8          284.4
  Inventories                              901.1          968.9
  Deferred income taxes                    199.6          245.0
  Prepaid expenses                         278.0          167.1
                                         -------        -------

  TOTAL CURRENT ASSETS                   4,433.6        3,962.3

OTHER ASSETS
  Prepaid retirement                       413.6          411.9
  Investments                              465.0          464.1
  Goodwill and other intangibles, net of
     allowances for amortization of
     $359.0 (1995) and $326.2 (1994)     4,379.1        4,411.5
  Sundry                                   852.3          846.1
                                         -------        -------

                                         6,110.0        6,133.6
PROPERTY AND EQUIPMENT
  Land, buildings, equipment, and
    construction-in-progress             7,101.9        7,026.4
  Less allowances for depreciation       2,684.8        2,614.9
                                         -------       --------

                                         4,417.1        4,411.5
                                         -------        -------

                                       $14,960.7      $14,507.4
                                        ========       ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                 $3,620.0       $2,724.4
  Accounts payable                         783.7          878.2
  Employee compensation                    220.9          304.6
  Dividends payable                          -            188.8
  Other liabilities                        960.8        1,065.1
  Income taxes payable                     543.6          508.4
                                          ------        -------

TOTAL CURRENT LIABILITIES                6,129.0        5,669.5

LONG-TERM DEBT                           1,638.7        2,125.8
DEFERRED INCOME TAXES                      218.7          188.9
RETIREE MEDICAL BENEFIT OBLIGATION         173.7          170.5
OTHER NONCURRENT LIABILITIES               965.4          997.1

SHAREHOLDERS' EQUITY
  Common stock                             183.0          183.0
  Additional paid-in capital               417.6          421.7
  Retained earnings                      5,467.0        5,062.1
  Deferred costs-ESOP                     (214.4)        (218.2)
  Currency translation adjustments          10.1          (38.0)
                                         -------         ------

                                         5,863.3        5,410.6
  Less cost of common stock in treasury     28.1           55.0
                                         -------        -------

                                         5,835.2        5,355.6
                                         -------        -------

                                       $14,960.7      $14,507.4
                                        ========       ========

See Notes to Consolidated Financial Statements.

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                    Eli Lilly and Company and Subsidiaries


                                              Three Months Ended
                                                   March 31,
                                             --------------------

                                             1995           1994
                                             -------------------

                                                (Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                  $393.2        $330.7
Adjustments to Reconcile Net Income to
   Cash Flows from Operating Activities:
Changes in operating assets and liabilities (288.5)       (356.8)
Change in deferred taxes                      60.9          60.4
Special charges                                -            56.0
Depreciation and amortization                140.1         103.6
Other items, net                             (21.9)        (25.8)
                                              ----          ----


NET CASH FLOWS FROM OPERATING ACTIVITIES     283.8         168.1


CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment      (96.9)       (111.9)
Additions to sundry assets and intangibles    (3.4)        (34.0)
Reduction of investments                     129.9         388.9
Additions to investments                     (57.0)       (439.5)
Acquisitions                                 (28.4)          -
                                              ----         -----


NET CASH USED FOR INVESTING ACTIVITIES       (55.8)       (196.5)


CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                              (186.6)       (181.0)
Purchase of common stock and other capital
   transactions                              (22.4)        (13.9)
Net additions to short-term borrowings       412.2         254.5
Net (reductions) additions to long-term debt (15.2)         21.6
                                              ----         -----


NET CASH PROVIDED BY FINANCING ACTIVITIES    188.0          81.2

Effect of Exchange Rate Changes on Cash       25.9          12.5
                                             -----         -----


NET INCREASE IN CASH AND CASH EQUIVALENTS    441.9          65.3

Cash and cash equivalents at January 1       536.9         539.6
                                             -----         -----
CASH AND CASH EQUIVALENTS AT MARCH 31       $978.8        $604.9
                                             =====         =====

See Notes to Consolidated Financial Statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) that are necessary to a fair statement of the results for the periods shown. Certain 1994 amounts have been reclassified to conform to the 1995 presentation of discontinued operations.

As presented herein, sales include sales of the Company's life-sciences products and service revenue from PCS Health Systems, Inc. (PCS).


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

The Company is a party to various patent litigation matters involving Humatrope(R), Humulin(R), bovine somatotropin, and various products within the former Medical Devices and Diagnostics Division. Based upon historical and industry data, the Company has accrued for the anticipated cost of resolution of the claims.

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, the Company has been designated as one of several potentially responsible parties with respect to certain sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. The Company also continues remediation of certain of its own sites. The Company has accrued for estimated Superfund cleanup costs, remediation, and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to those costs. The Company has asserted its right to coverage for defense costs in certain environmental proceedings and has reserved its right to pursue claims for insurance with respect to certain environmental liabilities. However, because of uncertainties with respect to the timing and ultimate realization of those claims, the Company has not recorded any environmental insurance recoverables.

The product, patent, and environmental liabilities have been reflected in the Company's consolidated balance sheets at their gross amounts (approximately $415 million at March 31, 1995). Estimated insurance recoverables appear as assets in the consolidated balance sheets (approximately $150 million at March 31, 1995).

The Company has been named, along with numerous other U.S. prescription drug manufacturers, as a defendant in a large number of related actions brought by retail pharmacies alleging violations of federal and state antitrust and pricing laws. The federal suits include a class action on behalf of nearly all U.S. retail pharmacies alleging an industrywide agreement to deny favorable prices to retail pharmacies. Other related suits, brought by several thousand pharmacies, involve claims of price discrimination or claims under other pricing laws. These suits are presently in discovery.

While it is not possible to predict or determine the outcome of the patent, product liability, antitrust or other legal actions brought against the Company, or the ultimate cost of environmental matters, the Company continues to believe the costs associated with all such matters will not have a material adverse effect on its consolidated financial position.


SPECIAL CHARGES

In the first quarter of 1994, the Company incurred $56 million of pretax charges associated with the March 31 voluntary recall of three of its liquid oral antibiotics. The recall, which was initiated by the Company after consultation with the FDA, was made after four instances were reported of small plastic caps being found in the antibiotics. Shipments of all three products were resumed during the second and third quarters of 1994.


EARNINGS PER SHARE

Earnings per share are calculated based on the average number of outstanding common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

DISCONTINUED OPERATIONS:

The Company is proceeding with its plan to complete the divestiture of the Medical Devices and Diagnostics (MDD) Division businesses in 1995, including the split-off (an exchange offer pursuant to which Lilly shareholders will be given the opportunity to exchange some or all their Lilly shares for Guidant shares) of its remaining 80 percent interest in Guidant Corporation (Guidant) and the sale of Hybritech Incorporated. Currently, the Company intends to complete the split-off of Guidant in the latter half of 1995.

As a consequence of the divestiture plan, the operating results of the MDD companies have been reflected as "discontinued operations" in the Company's financial statements and have been excluded from consolidated sales and expenses reflected therein. The Company expects to recognize a net gain on the completion of the divestiture.

OPERATING RESULTS OF CONTINUING OPERATIONS:

The Company's sales for the first quarter increased 31 percent as compared with the first quarter of 1994. Sales inside the United States increased 34 percent while sales outside the United States increased 28 percent. Compared with the first quarter of 1994, volume increased 29 percent (24 percent excluding PCS Health Systems, Inc. (PCS)), prices declined 1 percent, and foreign exchange rates had a favorable effect of 3 percent.

Worldwide sales of pharmaceutical products increased 33 percent in the first quarter compared with the same period last year. Contributing significantly to the growth of worldwide pharmaceutical product sales were Axid(R), cefaclor, Humulin, LorabidTM, and Prozac. Worldwide sales of Prozac in the first quarter of 1995 were $456.7 million, an increase of 36 percent as compared to the first quarter of 1994. The Company expects continued growth of Prozac sales for the remainder of the year, but at a lower rate. U.S. sales growth of 36 percent was achieved despite the growth in product discounts and rebates associated with the Company's increased participation in managed-care programs. U.S. sales of anti-infectives reflected an increase over the first quarter of 1994 largely as a result of increased cefaclor sales, including a generic form of the product marketed and distributed by the Company's subsidiary STC Pharmaceuticals, Inc. (STC) under the previously
announced agreement between STC and Mylan Pharmaceuticals, Inc.   A heavier
flu season in certain markets, as compared to the previous year, drove the cefaclor sales increase. Service revenue from PCS, which was acquired in November, 1994 contributed $63 million to the quarter's sales growth. U.S. sales of Dobutrex(R) declined approximately 87 percent during the quarter as a result of generic competition. International pharmaceutical sales growth of 28 percent was achieved primarily as a result of the Company's continuing expansion in global markets.
In May 1995, two companies began marketing generic forms of cefaclor capsules in the U.S. The Company has filed suit against those companies in Federal court in Indianapolis asserting infringement of certain U.S. process patents in the manufacture of cefaclor. The suit seeks, among other things, an injunction against the sale of the product made by the infringed process. The patents at issue expire in July 1996. There can be no assurance that the Company will be successful in this litigation.

Worldwide sales of animal health products increased 15 percent over the first quarter of 1994. The increase resulted from strong performance of the entire product line both in the U.S. and international markets.

Cost of sales increased in the first quarter to 29.8 percent of sales from
29.2 percent of sales in the same quarter of 1994. This increase is primarily the result of the inclusion of PCS and the impact of foreign exchange rates offset, in part, by a favorable product mix.

Operating expenses increased 25 percent in the first quarter compared with the same period in 1994. The increase reflects a 34 percent growth in research and development due to the large number of compounds that have entered the later and most expensive phases of clinical research. Also, marketing and administrative expenses increased 45 percent from the first quarter of 1994 partially due to continued globalization of the Company's products, particularly in emerging markets, the addition of PCS, and increased accruals for performance-based compensation. In March 1994, the Company voluntarily recalled three of its liquid oral antibiotics resulting in a special pre-tax charge of $56 million. The rate of growth of 1995 operating expenses over 1994 would have been greater if this special charge was not included in the comparison.
For the first quarter of 1995, the Company had interest expense of $66.2 million as compared with $16.7 million for the same quarter of 1994, reflecting the Company's increased debt levels associated with the PCS acquisition. Net other income of $33.2 million for the quarter was $2.6 million less than 1994. This decrease relates largely to amortization of goodwill associated with the PCS acquisition (an expense of approximately $25 million each quarter), offset, in part, by non-recurring income received under a development contract and the sale of the U.S. marketing rights to methadone.

The Company's estimated tax rate was 29.0 percent in the first quarter of 1995 versus a tax rate of 30.5 percent in the first quarter of 1994. This decline is primarily the result of increased earnings outside the United States where tax rates are lower, particularly in Ireland, and the effectiveness of various tax planning strategies.

As a consequence of the sales growth and the lower effective tax rate which were partially offset by increased expenses, due largely to the acquisition of PCS, both net income and earnings per share increased 19 percent for the first quarter compared with the first quarter of 1994 to $383.2 million and $1.36, respectively. First quarter 1994 earnings per share were reduced by $.13 as a result of the product recall.


FINANCIAL CONDITION:

As of March 31, 1995, cash, cash equivalents and short-term investments totaled $1,130.1 million as compared with $746.7 million at December 31, 1994. Total debt at March 31, 1995, was $5,258.7 million, an increase of $408.5 million from December 31, 1994. The increase primarily reflects additional borrowings necessary to fund normal seasonal operating needs. Changes in the classification of borrowings between long and short-term primarily reflect the reclassification from long-term the debt of Guidant which is due January 8, 1996.

The Company has recently filed with the Securities and Exchange Commission a shelf registration statement to register $1 billion of debt securities. These securities may have maturities exceeding nine months and, once the registration statement is effective, may be offered by the Company from time to time as business and financing needs dictate. The Company currently plans to use any net proceeds from sales of these securities for general corporate purposes, which would include reducing short-term indebtedness in the form of commercial paper incurred in the acquisition of PCS and other working capital needs.


                      PART II  OTHER INFORMATION

Item 1.Legal Proceedings.

In February 1995, the Federal Trade Commission requested the Company to produce documents and information in connection with a non-public investigation concerning the pharmacy benefit management business. The Company understands that similar requests were made to several other pharmaceutical companies and other businesses involved in pharmaceutical health care. The Company is cooperating fully with the Commission's investigation.

Reference is made to the discussion of the antitrust litigation brought by retail pharmacies against the Company and numerous other U.S. prescription pharmaceutical manufacturers, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, under Part I, Item 3, "Legal Proceedings." A new trial date for the Federal class action cases, pending in the Northern District of Illinois, has been set for April, 1996. In the Federal Robinson-Patman Act cases, the Court in the Northern District of Illinois has designated certain plaintiffs and defendants named in the individual suits to participate in an initial trial or trials of the plaintiffs' Robinson-Patman Act claims. Robinson-Patman claims asserted in suits filed against non-designated defendants, including the Company, are stayed.


Item 6.  Exhibits and Reports on Form 8-K

       (a)Exhibits.  The following documents are filed as exhibits to this
          --------

                     Report:

          10.  Eli Lilly and Company Change in Control Severance
               Pay Plan for Select Employees

          11. Statement re: Computation of Earnings Per Share on Primary and Fully Diluted Bases

          12. Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

          27.  Financial Data Schedule

          99.  Attachment to Form 10-Q:  Contingent Payment
               Obligation Units

       (b)During the quarter for which this report is filed, the Company filed no reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ELI LILLY AND COMPANY
                              ---------------------

                              (Registrant)



Date   May 11, 1995                        s/Daniel P. Carmichael
      -------------------     -----------------------------------

                              Daniel P. Carmichael
                              Secretary and Deputy
                              General Counsel





Date   May 11, 1995                            s/Arnold C. Hanish
      -------------------     -----------------------------------

                              Arnold C. Hanish
                              Director, Corporate Accounting and
                              Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as a part of this Report:


          Exhibit                                       Page
          -------                                       ----


          10.Eli Lilly and Company Change in Control
             Severance Pay Plan for Select Employees    12

          11.Statement re:                              28
             Computation of Earnings Per Share
             on Primary and Fully Diluted Bases

          12.Statement re:                              29
             Computation of Ratio of Earnings from
             Continuing Operations to Fixed Charges

          27.Financial Data Schedule                    30

          99.Attachment to Form 10-Q:
             Contingent Payment Obligation Units        32