Form 10-Q
period 1995-06-30
LILLY ELI & CO
filed 1995-08-08
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 1995


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

Yes     X     No
                 -----

The number of shares of common stock outstanding as of July 31, 1995:

       Class               Number of Shares Outstanding

       Common              292,011,493

PART I    FINANCIAL INFORMATION


Item 1.    Financial Statements


                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)


                     Eli Lilly and Company and Subsidiaries


                                Three Months     Six Months
                                Ended June 30,   Ended June 30,
                                1995     1994    1995     1994
                              ------------------------------

                           (Dollars in millions except per-share data)
                           ------------------------------------------

Net sales                $1,614.8  $1,346.8 $3,332.1   $2,655.9

Cost of sales               459.4     385.8    971.9      767.9
Research and development    260.5     202.2    497.2      379.5
Marketing and administrative 436.3    330.6    843.5      610.6
Special charges               -        10.0      -         66.0
Interest expense             72.3      18.7    138.5       35.4
Other income - net          (50.3)    (61.0)   (83.5)     (96.8)
                          1,178.2     886.3   2,367.6    1,762.6

Income from continuing operations
   before income taxes      436.6     460.5    964.5      893.3

Income taxes                126.6     141.3    279.7      273.4

Income from continuing      310.0     319.2    684.8      619.9
   operations
Income from discontinued
   operations, net of tax    17.1      27.4     35.5       57.4

Net income                 $327.1    $346.6   $720.3     $677.3
                            =====     =====    =====      =====
Earnings per share:
  Income from continuing    $1.07     $1.10    $2.37      $2.14
    operations
  Income from discontinued    .06       .10      .12        .20
    operations
  Net income                $1.13     $1.20    $2.49      $2.34
                             ====      ====     ====       ====

Dividends paid per share    $ .645    $ .625   $1.29      $1.25



See Notes to Consolidated Condensed Financial Statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                     Eli Lilly and Company and Subsidiaries

                                  June 30,     December 31,
                                   1995        1994
                                   -------------------
                                       (Millions)

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                $989.7        $536.9
     Short-term investments                    208.6         209.8
     Accounts receivable, net of allowances
        of $57.0 (1995) and $46.6 (1994)     1,549.2       1,550.2
     Other receivables                         307.2         284.4
     Inventories                               903.4         968.9
     Deferred income taxes                     172.0         245.0
     Other current assets                      280.2         167.1
                                               -----         -----

     TOTAL CURRENT ASSETS                    4,410.3       3,962.3

OTHER ASSETS

     Prepaid retirement                        417.2         411.9
     Investments                               513.2         464.1
     Goodwill and other intangibles, net of
       allowances for amortization of
       $390.4 (1995) and $326.2 (1994)       4,352.6       4,411.5
     Sundry                                    936.3         846.1
                                             -------      --------

                                             6,219.3       6,133.6
PROPERTY AND EQUIPMENT
     Land, buildings, equipment, and
        construction-in-progress             7,221.3       7,026.4
     Less allowances for depreciation        2,753.7       2,614.9
                                             -------       -------

                                             4,467.6       4,411.5
                                             -------       -------

                                           $15,097.2     $14,507.4
                                            ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings                  $3,169.2      $2,724.4
     Accounts payable                          874.1         878.2
     Employee compensation                     271.0         304.6
     Dividends payable                           -           188.8
     Other liabilities                         892.9       1,065.1
     Income taxes payable                      446.0         508.4
                                               -----       -------
     TOTAL CURRENT LIABILITIES               5,653.2       5,669.5

LONG-TERM DEBT                               2,102.1       2,125.8
DEFERRED INCOME TAXES                          226.4         188.9
RETIREE MEDICAL BENEFIT OBLIGATION             166.6         170.5
OTHER NONCURRENT LIABILITIES                   975.1         997.1
COMMITMENTS AND CONTINGENCIES                      -             -

SHAREHOLDERS' EQUITY
     Common stock                              183.0         183.0
     Additional paid-in capital                406.6         421.7
     Retained earnings                       5,614.3       5,062.1
     Deferred costs-ESOP                      (210.7)       (218.2)
     Currency translation adjustments           46.7         (38.0)
                                              -------     ----------

                                             6,039.9       5,410.6
     Less cost of common stock in treasury      66.1          55.0
                                               -------     -------

                                             5,973.8       5,355.6
                                             -------       -------

                                           $15,097.2     $14,507.4
                                            ========      ========

See Notes to Consolidated Condensed Financial Statements.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                     Eli Lilly and Company and Subsidiaries

                                                 Six Months Ended
                                                      June 30,
                                                     1995   1994
                                                   --------------

                                                      (Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                         $720.3   $677.3
Adjustments to Reconcile Net Income to
    Cash Flows from Operating Activities:
Changes in operating assets and liabilities        (252.6)  (405.7)
Change in deferred taxes                            105.1     93.6
Depreciation and amortization                       279.3    206.6
Special charges                                         -     13.8
Other items, net                                   (105.3)   (98.3)
                                                   -------   ------


NET CASH FLOWS FROM OPERATING ACTIVITIES             746.8    487.3

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment             (245.7)  (251.1)
Additions to sundry assets and intangibles            (8.9)   (47.6)
Reduction of investments                             229.6    645.7
Additions to investments                            (203.3)  (801.0)
Acquisitions                                         (48.4)     -
                                                   -------    ------


NET CASH USED FOR INVESTING ACTIVITIES              (276.7)  (454.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                      (373.4)  (361.7)
Purchase of common stock and other capital
    transactions                                     (65.0)   (29.2)
Net additions (reductions) to short-term borrowings (105.7)   157.2
Net additions to long-term debt                      486.3    342.3

NET CASH PROVIDED BY (USED FOR)
FINANCING ACTIVITIES                                 (57.8)   108.6

Effect of Exchange Rate Changes on Cash               40.5     25.3
                                                      ----    -----

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                   452.8    167.2

Cash and cash equivalents at January 1               536.9    539.6
                                                     -----    -----


CASH AND CASH EQUIVALENTS AT JUNE 30               $ 989.7   $706.8
                                                     =====    =====

See Notes to Consolidated Condensed Financial Statements.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) that are necessary to reflect a fair presentation of the results for the periods shown. Certain 1994 amounts have been reclassified to conform to the 1995 presentation of discontinued operations.

As presented herein, sales include sales of the Company's life-sciences products and service revenue from PCS Health Systems, Inc. (PCS).

CONTINGENCIES

The Company has been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol and Prozac(R). The Company has accrued for its estimated exposure, including costs of litigation, with respect to all current product liability claims. In addition, the Company has accrued for certain future anticipated product liability claims to the extent the Company can formulate a reasonable estimate of their costs. The Company's estimates of these expenses are based primarily on historical claims experience and data regarding product usage. The Company expects the cash amounts related to the accruals to be paid out over the next several years. The majority of costs associated with defending and disposing of these suits are covered by insurance. The Company's estimate of insurance recoverables is based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among its insurance carriers.

The Company is a party to various patent litigation matters involving Humatrope(R), Humulin(R), and various products of the discontinued operations. Based upon historical and industry data, the Company has accrued for the anticipated cost of resolution of the claims.

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

The product, patent, and environmental liabilities have been reflected in the Company's consolidated balance sheets at their gross, undiscounted amounts

(approximately $374 million at June 30, 1995). Estimated insurance recoverables appear as assets in the consolidated balance sheets (approximately $147 million at June 30, 1995).

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

While it is not possible to predict or determine the outcome of the patent, product liability, antitrust, or other legal actions brought against the Company, or the ultimate cost of environmental matters, the Company believes the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

EARNINGS PER SHARE

Earnings per share are calculated based on the weighted-average number of outstanding common shares.

SPECIAL CHARGES

During the first six months of 1994, the company incurred $66 million of pre-tax charges associated with the March 31 voluntary recall of three of the Company's liquid oral antibiotics. The recall, which was initiated by the Company after consultation with the FDA, was made after four instances were reported of small plastic caps being found in the antibiotics. Shipments of these products were resumed during 1994.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


DISCONTINUED OPERATIONS:

The Company is proceeding with its plan to complete the divestiture of the Medical Devices and Diagnostics (MDD) Division businesses by December 31, 1995, including the distribution of its remaining 80 percent interest in Guidant Corporation (Guidant) through a split-off (an exchange offer pursuant to which Lilly shareholders will be given the opportunity to exchange some or all their Lilly shares for Guidant shares) and the sale of Hybritech Incorporated.

As a consequence of the divestiture plan, the operating results of the MDD companies have been reflected as "discontinued operations" in the Company's financial statements and have been excluded from consolidated sales and expenses reflected therein. The Company expects to recognize a net gain on the completion of the divestiture.


OPERATING RESULTS OF CONTINUING OPERATIONS:

The Company's sales for the second quarter of 1995 increased 20 percent from the second quarter of 1994. Overall, sales inside and outside the United States increased 11 percent and 32 percent, respectively. Compared with the second quarter of 1994, volume increased sales 15 percent, while foreign exchange rates and selling prices increased sales 3 percent and 2 percent, respectively.

The Company's sales for the first six months of 1995 increased 25 percent when compared with the same period in 1994. Sales outside the United States increased 30 percent, while sales in the United States increased 22 percent. Compared with the first six months of 1994, volume increased sales 22 percent and foreign exchange rates and selling prices contributed 3 percent and 1 percent, respectively.

Worldwide sales of pharmaceutical products increased 20 percent and 26 percent for the second quarter and six months, respectively, as compared with the same periods of 1994. Prozac, Vancocin(R), and Humatrope were the major contributors to the second-quarter growth. Prozac sales for the quarter were $513.4 million, an increase of 25 percent. The Company expects continued growth for Prozac sales through 1995, but at a lower rate, with total sales for the year currently expected to exceed $2.0 billion. Pharmaceutical sales increased both inside and outside the United States. International sales growth of 34 percent for the quarter was driven primarily by volume increases resulting from the Company's continued efforts to expand globally, particularly in emerging markets. Anti-infective sales in international markets, especially cefaclor (up 30 percent to $115.8 million), led the sales increase for the quarter. Pharmaceutical sales in the United States grew 11 percent in the quarter despite the negative effects of the introduction of generic cefaclor by competitors (as discussed below) and the growth in product discounts and rebates associated with the Company's increased participation in managed-care programs. Also contributing to the U.S. sales increase for the second quarter were service revenues generated by PCS (acquired in November
1994) of $59 million.

In May 1995, two companies began marketing generic forms of cefaclor capsules in the United States. Primarily as a result of this new competition, U.S. cefaclor sales declined 55% to $37.7 million in the second quarter. The Company filed suit against those companies in Federal district court in Indianapolis asserting infringement of certain United States process patents in the manufacture of cefaclor. On August 4, 1995, the district court denied the Company's motion for a preliminary injunction against the sale of the product made by the infringed process. The patents at issue expire in July 1996. There can be no assurance that the Company will be successful in this litigation.

Worldwide sales of animal health products increased 15 percent in both the second quarter and six months compared with the same periods in 1994. These increases resulted from increased performance across the entire product line in both the United
States and international markets.

Cost of sales in the second quarter was 28.4 percent of sales, as compared to 28.6 percent in the second quarter of 1994. This decrease is primarily attributable to increased production to meet larger product demands partially offset by the inclusion of PCS, sales mix and fluctuating foreign exchange rates. During the first six months, manufacturing costs increased to 29.2 percent of sales compared with 28.9 percent for the same period
of 1994.    The increase for the six months results primarily
from the inclusion of PCS, sales mix and the effect of foreign exchange rates which were somewhat negated by higher production levels.

Operating expenses increased 28 percent for the second quarter and 27 percent for the six months compared to the same periods in 1994. Research and development grew 29 percent and 31 percent for the second quarter and six months, respectively, over the same periods in 1994. The large number of compounds in the later and most expensive phases of clinical trials, primarily raloxifene, drove the increase in research and development expenses for both periods. The increase in the marketing and administrative expenses (32 percent for the second quarter and 38 percent for the six months compared with the same periods in
1994) was caused primarily by the inclusion of PCS, the efforts to expand the Company's products globally, particularly in emerging markets, and increased compensation accruals resulting from the Company's performance-based bonus programs. Special charges of $10 million and $66 million were incurred in the second quarter and first six months of 1994, respectively, relating to the Company's voluntary recall of three of its liquid oral antibiotics. The rate of growth of 1995 operating expenses as compared with 1994 would have been greater if the special charges were not included in the comparisons.

For the second quarter and first six months of 1995, interest expense was $72.3 million and $138.5 million, respectively, compared to $18.7 million and $35.4 million for the same periods in 1994. The higher level of interest expense in 1995 reflects the additional borrowings associated with the purchase of PCS. Net other income of $50.3 million for the second quarter and $83.5 million for the six months was $10.7 million lower and $13.3 million lower than the same periods in 1994. Both the second quarter and six months of 1995 were negatively affected by the amortization of goodwill related to PCS acquisition (approximately $25.0 million per quarter). The goodwill amortization in the second quarter was partially offset by foreign exchange gains and income from a marketing agreement.
For the six months, the amortization was offset in part by non-recurring income received under a development contract, foreign exchange gains, the sale of the United States marketing rights to methadone and a marketing agreement.

The Company's estimated tax rate for both the second quarter and six months of 1995 was 29 percent compared to 30.7 percent and
30.6 percent for the same periods in 1994. The decline is primarily the result of increased earnings outside the United States where tax rates are lower, particularly in Ireland, and the effectiveness of various tax strategies.

For the second quarter of 1995, the growth in sales and the reduced estimated tax rate was offset by the growth in operating expenses, including PCS and the impact of the PCS acquisition-related expenses, resulting in a 3 percent decrease in both income from continuing operations and earnings per share to $310.0 million and $1.07, respectively, compared to the same period of 1994. For the six months, income from continuing operations grew 10 percent to $684.8 million and earnings per share increased 11 percent to $2.37 over the same period in 1994 as a result of the strong sales growth, particularly in the first quarter of 1995.

FINANCIAL CONDITION:

As of June 30, 1995, cash, cash equivalents and short-term investments totaled $1,198.3 million as compared with $746.7 million at December 31, 1994. Total debt at June 30, 1995, was $5,271.3, an increase of $421.1 million from December 31, 1995. The additional borrowings were necessary to fund normal seasonal operating needs. The short-term debt is primarily in the form of commercial paper.

In June 1995, the Company replaced $500 million of commercial paper with thirty-year, 7.125 percent notes. The notes were issued under a $1 billion shelf registration filed with the Securities and Exchange Commission (SEC) in the second quarter of 1995. In the first quarter of 1995, approximately $473 million of Guidant debt, which is due January 8, 1996, was reclassified from long-term to short-term. Therefore, the balance of long-term debt remained relatively unchanged from December 31, 1994, to June 30, 1995.

The company believes that cash generated from operations will be sufficient to fund operating needs, including debt service, capital expenditures, and dividends. The Company anticipates that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The outstanding commercial paper is also backed up by committed bank credit facilities.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the discussion of the antitrust litigation brought by retail pharmacies against the Company and numerous other U.S. prescription pharmaceutical manufacturers, contained in the Company's 1994 Annual Report on Form 10-K under Part I, Item 3, "Legal Proceedings" as supplemented by Part II, Item 1 of the Company's Report on Form 10-Q for the quarter ended March 31, 1995. An additional related state court case has now been filed in New York on behalf of certain retail pharmacies in that state. In California, the state court has certified a class of retail pharmacy plaintiffs and a class of consumer plaintiffs.

On June 15, 1995, an action was filed in the Northern District of California against the Company and PCS Health Systems, Inc. (PCS). The action, brought by a California retail pharmacy, alleges that the Company's acquisition of PCS violates federal antitrust laws and seeks divestiture of PCS by the Company. The Company believes the claim is without merit and will vigorously defend this action.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 17, 1995. The following is a summary of the matters voted on at the meeting.


     (a) Election of Directors to serve the terms indicated:

                    Term Ending at
   Nominee          Annual Meeting of    For   Withhold Vote
   -------          -----------------    ---   -------------

 Steven C. Beering        1998      259,921,606  1,561,371
 James W. Cozad           1998      259,832,202  1,650,775
 Alfred G. Gilman         1996      260,079,886  1,403,091
 Franklyn G. Prendergast  1998      260,027,311  1,455,666
 Kathi P. Seifert         1998      260,051,989  1,430,988
 Randall L. Tobias        1998      260,089,848  1,393,129

(b) Ratification of appointment of Ernst & Young LLP as the Company's principal independent auditors:

     For:        260,246,757
     Against:        626,990
     Abstain:        609,230

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits. The following documents are filed as
          --------   exhibits to this Report:


          11.  Statement re:  Computation of Earnings Per
                              Share on Primary and Fully
                              Diluted Bases

          12.  Statement re:  Computation of Ratio of
                              Earnings to Fixed Charges

          27.  Financial Data Schedule

          99.  Attachment to Form 10-Q:  Contingent Payment
                                         Obligation Units


     (b)  Reports on Form 8-K.     On June 12, 1995, the
          -------------------
          Company filed a Form 8-K in order to file as exhibits certain documents required for the Company to issue its 7.125 percent, 30-year notes under its Registration Statement on Form S-3 (Reg. No. 33-58977).



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ELI LILLY AND COMPANY
                                   (Registrant)

Date  August 7, 1995               s/Daniel P. Carmichael
      --------------          ---------------------------

                              Daniel P. Carmichael
                                Secretary and Deputy
                                General Counsel



Date  August 7, 1995               s/Arnold C. Hanish
      --------------          -----------------------

                              Arnold C. Hanish, Director
                                Corporate Accounting and
                                Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as a part of this Report:

     Exhibit                                      Page

     11.  Statement re:
          Computation of Earnings Per Share
          on Primary and Fully Diluted Bases      13

     12.  Statement re:
          Computation of Ratio of Earnings
          to Fixed Charges                        14

     27.  Financial Data Schedule                 15

     99.  Attachment to Form 10-Q:
          Contingent Payment Obligation Units     17