Form 10-Q
period 1995-09-30
LILLY ELI & CO
filed 1995-11-14
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                         FOR QUARTER ENDED SEPTEMBER 30, 1995


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

                 Yes     X                  No
                      --------             -----

                 The number of shares of common stock outstanding as of October 31, 1995:

                        Class               Number of Shares Outstanding
                        -----               ----------------------------

                        Common                 275,764,983

                        PART I    FINANCIAL INFORMATION
                        -------------------------------

Item 1.    Financial Statements

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (Unaudited)

                       Eli Lilly and Company and Subsidiaries

                                     Three Months          Nine Months
                                     Ended September 30, Ended September 30,

                                       1995      1994       1995     1994
                                     --------------------------------------

                                   (Dollars in millions except per-share data)


         Net Sales                     $1,631.9 $1,507.3  $4,964.0 $4,163.2
         Cost of sales                    419.7    451.4   1,391.6  1,219.3
         Research & development           260.6    218.8     757.8    598.3
         Acquired research                  -       58.4       -       58.4
         Marketing & administrative       444.1    361.1   1,287.6    971.7
         Special charges                    -        -         -       66.0
         Interest expense                  75.6     15.3     214.2     50.7
         Other income - net                (5.4)   (24.5)    (89.0)  (121.3)
                                         -------  -------   -------  -------

                                        1,194.6  1,080.5   3,562.2  2,843.1
                                        -------  -------   -------  -------

         Income from continuing
          operations before income        437.3    426.8   1,401.8  1,320.1
         taxes
         Income taxes                     126.8    131.2     406.5    404.6
                                          -----    -----   -------  -------

         Income from continuing           310.5    295.6     995.3    915.5
         operations

         Income from discontinued         917.5     23.1     953.0     80.5
         operations, net of tax           -----     ----    ------   ------
         Net Income                    $1,228.0   $318.7  $1,948.3   $996.0
                                        =======   ======   ========  ======
         Earnings per share:

         Income from continuing            $1.08    $1.02     $3.45    $3.16
         operations

         Income from discontinued
            operations                      3.21      .08      3.31      .28
                                            ----     ----      ----     ----

         Net income                        $4.29    $1.10     $6.76    $3.44
                                            ====     ====      ====     ====

         Dividends paid per share           $.645    $.625    $1.935   $1.875


         See Notes to Consolidated Condensed Financial Statements.

                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (Unaudited)
                           Eli Lilly and Company and Subsidiaries

                                                  September 30, December 31,
                                                         1995        1994
                                                    ------------------------

                                                          (Millions)

                               ASSETS
         CURRENT ASSETS

            Cash and cash equivalents                  $976.2     $536.9
            Short-term investments                       78.8      209.8
           Accounts receivable, net of allowances of
               $50.9 (1995) and $46.6 (1994)          1,537.0    1,550.2
            Other receivables                           242.3      284.4
            Inventories                                 834.0      968.9
            Deferred income taxes                       272.2      245.0
            Other current assets                        170.5      167.1
                                                      -------    -------
            TOTAL CURRENT ASSETS                      4,111.0    3,962.3

         OTHER ASSETS
            Prepaid retirement                          482.1      411.9
            Investments                                 536.6      464.1
            Goodwill and other intangibles, net of
               allowances for amortization of
               $325.8 (1995) and $326.2 (1994)        4,027.1    4,411.5
            Sundry                                      930.1      846.1
                                                      -------    -------

                                                      5,975.9    6,133.6
         PROPERTY AND EQUIPMENT
            Land, buildings, equipment, and
               construction-in-progress               6,755.8    7,026.4
            Less allowances for depreciation          2,591.6    2,614.9
                                                      -------    -------
                                                      4,164.2    4,411.5
                                                      -------    -------
                                                    $14,251.1  $14,507.4
                                                    =========  =========


                    LIABILITIES AND SHAREHOLDERS' EQUITY


         CURRENT LIABILITIES

            Short-term borrowings                    $2,581.2   $2,724.4
            Accounts payable                            776.1      878.2
            Employee compensation                       289.5      304.6
            Dividends payable                             -        188.8
            Other liabilities                           967.4    1,065.1
            Income taxes payable                        701.1      508.4
                                                      -------    -------
            TOTAL CURRENT LIABILITIES                 5,315.3    5,669.5

         LONG-TERM DEBT                               2,117.8    2,125.8
         DEFERRED INCOME TAXES                          275.2      188.9
         RETIREE MEDICAL BENEFIT OBLIGATION             162.0      170.5
         OTHER NONCURRENT LIABILITIES                   894.7      997.1
         COMMITMENTS AND CONTINGENCIES                    -          -

         SHAREHOLDERS' EQUITY
            Common stock                                183.0      183.0
            Additional paid-in capital                  408.0      421.7
            Retained earnings                         6,670.2    5,062.1
            Deferred costs-ESOP                        (207.0)    (218.2)
            Currency translation adjustments              6.0      (38.0)
                                                      -------    -------
                                                      7,060.2    5,410.6

            Less cost of common stock in treasury     1,574.1       55.0
                                                      -------    -------
                                                      5,486.1    5,355.6
                                                      -------    -------
                                                    $14,251.1  $14,507.4
                                                     ========   =========



         See Notes to Consolidated Condensed Financial Statements.

                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                         Eli Lilly and Company and Subsidiaries

                                                       Nine Months Ended
                                                         September 30,

                                                       1995       1994
                                                       ----------------

                                                         (Millions)
CASH FLOWS FROM OPERATING ACTIVITIES


Net income                                           $1,948.3   $996.0

Adjustments to reconcile net income to cash flows
       from operating activities:
Net gain on disposition of discontinued                (910.0)     -
       operations
Changes in operating assets and liabilities            (473.0)  (410.2)
Change in deferred taxes                                136.3    127.7
Depreciation and amortization                           419.8    311.7
Acquired research                                         -       58.4
Other items, net                                        (63.4)   (94.0)
                                                       -------   ------

NET CASH PROVIDED BY OPERATING ACTIVITIES             1,058.0    989.6

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment                (393.1)  (348.4)
Additions to intangibles and other assets                (1.7)   (65.3)
Reduction of investments                                327.7    938.1

Additions to investments                               (228.1)  (992.8)
Acquisitions                                             -
                                                       ------   -------
                                                       (295.2)  (543.3)

NET CASH USED BY INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                         (559.9)  (542.3)
Purchase of common stock and other capital
           transactions                                 (49.9)   (42.0)
Net additions(reductions) to short-term                (236.1)   219.8
         borrowings
Net additions to long-term debt                         504.5    346.1
                                                       ------    -----

NET CASH USED BY FINANCING ACTIVITIES                  (341.4)   (18.4)

Effect of exchange rate changes on cash                  17.9     32.1
                                                       ------     ----

NET INCREASE IN CASH AND CASH EQUIVALENTS               439.3    460.0

Cash and cash equivalents at January 1                  536.9    539.6
                                                        -----    -----
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30              $976.2   $999.6
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


         CONTINGENCIES

         The Company has been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol and ProzacR. The Company has accrued for its estimated exposure, including costs of litigation, with respect to all current product liability claims. In addition, the Company has accrued for certain future anticipated product liability claims to the extent the Company can formulate a reasonable estimate of their costs. The Company's estimates of these expenses are based primarily on historical claims experience and data regarding product usage. The Company expects the cash amounts related to the accruals to be paid out over the next several years. The majority of costs associated with defending and disposing of these suits are covered by insurance. The Company's estimate of insurance recoverables is based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among its insurance carriers.

         The Company is a party to various patent litigation matters involving primarily HumatropeR and Humulin R. Based upon historical and industry data, the Company has accrued for the anticipated cost of resolution of the claims.

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

         The Company has been named, along with numerous other U.S. prescription drug manufacturers, as a defendant in a large number of related actions brought by retail pharmacies and consumers alleging violations of federal and state antitrust and pricing laws. The federal suits include a class action on behalf of nearly all U.S. retail pharmacies alleging an industry wide agreement to deny favorable prices to retail pharmacies. Other related suits, brought by several thousand pharmacies and also by consumers, involve claims of price discrimination or claims under other pricing laws. These suits are presently in discovery.

         The product, patent, and environmental liabilities have been reflected in the Company's consolidated balance sheets at their gross, undiscounted amounts (approximately $345.5 million at September 30, 1995). Estimated insurance recoverables appear as assets in the consolidated balance sheets (approximately $136.7 million at September 30, 1995).

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


         EARNINGS PER SHARE

         Earnings per share are calculated based on the weighted average number of outstanding common shares.


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


         ACQUISITIONS

         In August 1995, the Company announced that it had entered into a definitive agreement to acquire Integrated Medical Systems, Inc.
         (IMS). IMS develops and operates physician-focused medical communications networks. The acquisition is subject to approval by the holders of at least two-thirds of the shares of IMS common and preferred stock. The Company expects the acquisition to close in December, 1995, at which time the final purchase price, which is not expected to be material, will be determined.

         On September 9, 1994, the Company completed the acquisition of Sphinx Pharmaceuticals Corporation, a company engaging in drug discovery and development by generating combinatorial chemistry libraries of small molecule compounds and high throughput screening against biological targets central to human diseases. The purchase price was approximately $80 million, of which $58.4 million was allocated to in-process research and development projects, based on an independent valuation. The company determined that the feasibility of the acquired research had not yet been established and that the technology had no alternative future use. Accordingly, this acquired research was charged to expense in 1994.

         DISCONTINUED OPERATIONS

         During the quarter, the Company effectively completed its plan to divest the Medical Devices and Diagnostics (MDD) Division businesses. In September, the Company distributed its remaining 80 percent interest in Guidant Corporation (Guidant) through a split off (an exchange offer pursuant to which Lilly shareholders could exchange some, all or none of their Lilly shares for Guidant shares) and announced an agreement for the sale of Hybritech.

         Pursuant to the split off, 16,504,298 shares of the Company's common stock were exchanged for the Guidant shares owned by the Company resulting in an increase in the Company's treasury stock. The split off results in a tax-free gain calculated as the difference between the market and carrying values of the shares of Guidant common stock held by the Company on the expiration date of the exchange offer. In addition, three of the other MDD companies (IVAC Corporation, Pacific Biotech, Inc., and Physio Control Corporation) have been sold. The sale of Hybritech is expected to be completed in January, 1996. A net gain of $910.0 million, including direct expenses of disposition, was recognized and reported as a component of income from discontinued operations in the third quarter. As a result of the disposition, the assets and liabilities of the MDD businesses, except Hybritech, have been removed from the Company's balance sheet.

         As a consequence of the divestiture plan, the operating results of the MDD companies have been reflected as "discontinued operations" in the Company's financial statements and have been excluded from consolidated sales and expenses reflected therein.

         Income from discontinued operations is composed of the following for the three and nine months ended September 30, 1995 and 1994:

                                       Three Months         Nine Months
                                    Ended September 30   Ended September 30
                                        1995     1994    1995      1994
                                        ----     ----    ----      ----

         Income from operations, net
         of tax ......................  $7.5    $23.1    $43.0   $80.5

         Net gain on disposition, net
         of tax .....................  910.0     -       910.0     -
                                       -----   -----     -----   -----
         Income from discontinued
         operations, net of tax ..... $917.5    $23.1   $953.0   $80.5
                                      ======    =====   ======   =====


         STOCK SPLIT

         On October 16, 1995, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend payable to shareholders of record at the close of business November 15, 1995. The outstanding and weighted average number of shares of common stock and per share data in these financial statements and exhibits have not been adjusted to reflect the impact of the stock split. The effect of the stock split would be to reduce the historical per share data by 50 percent.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         DISCONTINUED OPERATIONS:

         The Company effectively completed the divestiture of the Medical Devices and Diagnostics (MDD) Division businesses during the quarter by distributing its remaining 80 percent interest in Guidant Corporation (Guidant) through a split off (an exchange offer pursuant to which Lilly shareholders could exchange some or all their Lilly shares for Guidant shares) and entering into an agreement to sell Hybritech Incorporated.

         As a consequence of the divestiture, the operating results of the MDD companies have been reflected as "discontinued operations" in the Company's financial statements and have been excluded from consolidated sales and expenses reflected therein. As a result of completion of the divestiture, the Company recognized a net gain in the third quarter (see Notes to Consolidated Condensed Financial Statements). All assets, liabilities and equity of the MDD businesses, except Hybritech, have been removed from the Company's balance sheet.


         OPERATING RESULTS OF CONTINUING OPERATIONS:

         The Company's sales for the third quarter increased 8 percent from the third quarter of 1994. Overall, sales inside and outside the United States increased 6 percent and 12 percent, respectively. Compared with the third quarter of 1994, volume increased sales 8 percent and foreign exchange rates contributed 1 percent to the increase. Selling prices decreased sales 1 percent.

         The Company's sales for the first nine months of 1995 increased 19 percent when compared with the same period in 1994. Sales in the United States increased 16 percent, while sales outside the United States increased 24 percent. Compared with the first nine months of 1994, volume increased sales 17 percent and foreign exchange rates contributed 2 percent, while selling prices remained stable.

         Worldwide sales of pharmaceutical products increased 8 percent and 20 percent for the third quarter and nine months,
         respectively,  as  compared   to  the  same   periods  of   1994.
         Humatrope,  Humulin,   PermaxR  and   Prozac   were  the   major
         contributors to the third quarter growth. Prozac sales for the quarter were $580.7 million, an increase of 7 percent. Growth in Prozac sales for the quarter was achieved despite an unusually large accumulation of domestic wholesaler inventories that took place during the third quarter of 1994. The Company expects continued growth for Prozac sales through 1995, with total sales for the year currently expected to exceed $2.0 billion. Pharmaceutical sales for the quarter increased both inside and outside the United States. International sales growth of 12 percent for the quarter was led by volume increases due to the Company's continued globalization efforts, particularly in emerging markets. The international sales growth for the quarter was led by increased sales of Humulin and Prozac which were up 22 and 23 percent, respectively. Favorable exchange rates also contributed to international sales growth.

         Total U.S. sales in the third quarter increased 6 percent when service revenue from PCS is included. Excluding service revenue from PCS, U.S. sales declined 2 percent due to significant generic competition for cefaclor. U.S. sales of cefaclor were $18.4 million for the quarter, a decrease of 71 percent from the third quarter of 1994. Sales of cefaclor outside the United

         States were flat compared with last year, resulting in an overall decrease of 27 percent in the third quarter.

         The decrease in U.S. cefaclor sales is primarily due to greater than expected generic competition. Since May 1995, several companies have been marketing generic forms of cefaclor capsules in the United States and quantities of the generic product to date have been greater than anticipated by the Company. Due to the uncertainty regarding the quantity of available competitive generic product, the Company cannot predict whether the same rate of decline in U.S. cefaclor sales will continue over the next two quarters which coincide with the flu season when cefaclor prescriptions are typically at their highest levels. The Company filed suit in Federal District court in Indianapolis against the companies marketing the generic product asserting infringement of certain United States process patents in the manufacture of cefaclor. On August 4, 1995, the district court denied the Company's motion for a preliminary injunction against the sale of the product made by the infringed process. The patents at issue expire in July 1996. There can be no assurance that the Company will be successful in this litigation.

         Worldwide sales of animal health products increased 7 percent in the third quarter and 12 percent in the first nine months compared with the same periods last year. These increases resulted from increased performance across the entire product line, primarily in the international markets.

         Cost of sales was 25.7 percent of sales for the third quarter and 28 percent of sales for the first nine months, as compared to
         29.9 percent and 29.3 percent for the third quarter and nine months of 1994, respectively. These decreases are primarily attributable to increased production to meet larger product demands, productivity improvements, manufacturing cost reductions, product mix and favorable foreign exchange rates which were partially offset by the inclusion of PCS.

         Total operating expenses increased 10 percent for the third quarter and 21 percent for the nine months compared to the same periods in 1994. Research and development grew 19 percent and 27 percent for the third quarter and nine months, respectively, over the same periods in 1994. The large number of compounds in the later and most expensive phases of clinical trials, primarily raloxifene, drove the increase in research and development expenses for both periods. Acquired research expenses of $58.4 million were recognized in the third quarter of 1994 related to the Company's acquisition of Sphinx Pharmaceuticals Corporation. The increase in the marketing and administrative expenses (23 percent for the third quarter and 33 percent for the nine months compared to the same periods in 1994) was caused primarily by the inclusion of PCS, the efforts to expand the Company's products globally, particularly in emerging markets, and increased compensation accruals resulting from the Company's performance-based bonus programs. Also, special charges of $66 million were incurred in the first nine months of 1994 relating to the Company's voluntary recall of three of its liquid oral antibiotics. The rate of growth of 1995 operating expenses, as compared with 1994, would have been greater if these items were not included in the comparisons.

         For the third quarter and first nine months of 1995, interest expense was $75.6 million and $214.2 million, respectively, compared to $15.3 million and $50.7 million for the same periods in 1994. The higher level of interest expense in 1995 reflects the additional borrowings associated with the purchase of PCS. Net other income of $5.4 million for the third quarter and $89 million for the nine months was $19.1 million lower and $32.3 million lower than the same periods in 1994, due primarily to the amortization of goodwill related to PCS acquisition (approximately $25.0 million per quarter). The goodwill amortization in the third quarter was partially offset by income from the sale of the U.S. marketing rights to certain products. For the nine months, in addition to the above, the higher goodwill amortization was offset in part by non-recurring income received under a development contract and foreign exchange gains.

         The Company's estimated tax rate for both the third quarter and nine months of 1995 was 29 percent compared to 30.7 percent for the third quarter and 30.6 percent for the nine months in 1994. The decline is primarily the result of increased earnings outside the United States where tax rates are lower, particularly in Ireland, and the effectiveness of various tax strategies.

         For the third quarter of 1995, the growth in sales-related gross margins and the reduced estimated tax rate was partially offset by the growth in operating expenses, including PCS and the impact of the PCS acquisition-related expenses, resulting in a 5 percent increase in income from continuing operations and 6 percent increase in earnings per share to $310.5 million and $1.08, respectively, compared to the same period of 1994. During the third quarter of 1994, earnings per share from continuing operations of $1.02 were reduced by 14 cents attributable to the charge for acquired research resulting from the acquisition of Sphinx Pharmaceuticals Corporation. For the nine months, income from continuing operations grew 9 percent to $995.3 million and earnings per share increased 9 percent to $3.45 over the same period in 1994 primarily as a result of the strong sales growth, particularly in the first quarter of 1995.


         NET INCOME:

         Net income increased $909.3 million and $952.3 million for the third quarter and nine months of 1995, respectively, compared to the same periods for 1994. Net income for both periods in 1995 was significantly affected by the net gain of $910.0 million realized from the Company's divestiture of all its MDD subsidiaries, including Guidant Corporation.

         FINANCIAL CONDITION:

         As of September 30, 1995, cash, cash equivalents and short-term investments totaled $1,055.0 million as compared with $746.7 million at December 31, 1994. Total debt at September 30, 1995, was $4,699.0 million, a decrease of $151.2 million from December 31, 1994. The decrease in debt was primarily due to the split off of Guidant which resulted in a decrease in short-term borrowings. Short-term debt is primarily in the form of commercial paper.

         The Company believes that cash generated from operations will be sufficient to fund operating needs, including debt service, capital expenditures, and dividends. The Company declared on October 16, 1995 that cash dividends to shareholders for the fourth quarter would be increased from $.645 to $.685 per share on a pre-split basis. This increase in the cash dividend is nearly twice the most recent increase, and it marks the second dividend increase for 1995. The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The outstanding commercial paper is also backed up by committed bank credit facilities. In addition, the Company has the ability, if needed, to issue an additional $500 million of medium or long-term notes under a shelf registration filed with the Securities and Exchange Commission (SEC) in the second quarter of 1995.

         Common stock held in treasury increased to $1,574.1 million at September 30, 1995. The increase of $1,519.1 million from December 31, 1994 was primarily due to the distribution of the Company's remaining 80 percent interest in Guidant through the split off (see Discontinued Operations in Management's Discussion and Analysis). Pursuant to the split off, 16,504,298 shares of the Company's common stock were exchanged for Guidant shares resulting in the increase in the Company's treasury stock.

                             PART II  OTHER INFORMATION
                             --------------------------



         Item 1.  Legal Proceedings

         Reference is made to the discussion of the antitrust litigation brought by retail pharmacies against the Company and numerous other U.S. prescription pharmaceutical manufacturers, contained in the Company's 1994 Annual Report on Form 10-K under Part I,
         Item 3, "Legal Proceedings", as supplemented by Part II, Item 1 of the Company's Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995. The related state court case filed in New York purports to be a class action on behalf of consumers in that state. Additional related state court cases have been filed in Arizona and Colorado on behalf of classes of consumer plaintiffs in those states. On October 5, 1995 the Washington consumer class action was dismissed. The plaintiffs are planning to appeal the dismissal.

         The Company and the U.S. Department of Justice reached an agreement concluding the investigation that was begun in 1992 by a federal grand jury in Baltimore, Maryland regarding the Company's compliance with Food and Drug Administration pharmaceutical manufacturing record keeping and reporting requirements. The agreement, in the form of a civil consent decree filed on August 14, 1995, provides principally that the Company will conduct a retrospective review of its record keeping and reporting practices with respect to selected products and, if necessary, update its reports to the FDA accordingly. The Company has also agreed to adhere to reporting policies that are in full compliance with FDA guidelines. Finally, the Company agreed to pay $375,000 to defray the government's cost of investigation. No fines or penalties were assessed, and no issues were raised by the government regarding the safety or efficacy of any Lilly product.

         Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits.  The following documents are filed as
                   --------   exhibits to this Report:

                   11. Statement re: Computation of Earnings Per Share on Primary and Fully Diluted Bases

                   12. Statement re: Computation of Ratio of Earnings to Fixed Charge

                   27.  Financial Data Schedule

                   99. Attachment to Form 10-Q: Contingent Payment Obligation Units

               (b) Reports on Form 8-K.
                   -------------------

                   No reports on Form 8-K were filed during the third quarter of 1995.

                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ELI LILLY AND COMPANY
                                              ---------------------

                                              (Registrant)



         Date November 13, 1995
              -------------------------

                                       s/Daniel P. Carmichael
                                       ----------------------

                                       Daniel P. Carmichael
                                       Secretary and Deputy General Counsel



         Date November 13, 1995
              --------------------------

                                      s/Arnold C. Hanish
                                      ------------------------------

                                       Arnold C. Hanish
                                       Director, Corporate Accounting and
                                       Chief Accounting Officer

                               INDEX TO EXHIBITS


         The following documents are filed as a part of this Report:


                   Exhibit                                      Page
                   -------                                      ----


                   11.  Statement re:
                        Computation of Earnings Per Share
                        on Primary and Fully Diluted Bases        14

                   12.  Statement re:
                        Computation of Ratio of Earnings
                        to Fixed Charges                          15

                   27.  Financial Data Schedule                   16

                   99.  Attachment to Form 10-Q:
                        Contingent Payment Obligation Units       18

/TEXT>