Form 10-K
period 1995-12-31
LILLY ELI & CO
filed 1996-03-25
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1995      Commission File Number 1-6351

                              ELI LILLY AND COMPANY

       An Indiana Corporation             I.R.S. Employer Number 35-0470950

          Address:   Lilly Corporate Center, Indianapolis, Indiana 46285

             Telephone number, including area code:   (317) 276-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      Name Of Each Exchange
       Title Of Each Class            On Which Registered
       -------------------            -------------------


       Common Stock                   New York and Pacific Stock Exchanges
  Preferred Stock Purchase Rights     New York and Pacific Stock Exchanges
  8-1/8% Notes Due December 1, 2001   New York Stock Exchange
  8-3/8% Notes Due December 1, 2006   New York Stock Exchange
  6.57% Notes Due January 1, 2016     New York Stock Exchange
  6.77% Notes Due January 1, 2036     New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
 requirements for the past 90 days. Yes   X   No
                                         ----    --


 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 [   ]

 Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 9, 1996 (Common Stock): $28,175,758,490

 Number of shares of common stock outstanding as of February 9, 1996:
 552,471,515

 Portions of the following documents have been incorporated by reference into this report:

            Document                       Parts Into Which Incorporated
            --------                       -----------------------------


 Registrant's Annual Report to Shareholders        Parts I, II, and IV
  for fiscal year ended December 31, 1995

 Registrant's Proxy Statement dated March 4, 1996  Part III

                                      PART I

  Item 1.   BUSINESS

     Eli Lilly and Company was incorporated in 1901 under the laws of Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. The Company*, including its subsidiaries, is engaged in the discovery, development, manufacture, and sale of products and the provision of services in one industry segment--Life Sciences. Products are manufactured or distributed through owned or leased facilities in the United States, Puerto Rico, and 29 other countries, in 19 of which the Company owns or has an interest in manufacturing facilities. Its products are sold in approximately 150 countries. Through its PCS Health Systems subsidiary, the Company provides health care management services in the United States.

     Most of the Company's products were discovered or developed through the Company's research and development activities, and the success of the Company's business depends to a great extent on the continued introduction of new products resulting from these research and development activities. Research efforts are primarily directed toward the discovery of products to diagnose and treat diseases in human beings and animals and to increase the efficiency of animal food production.

                               RECENT DEVELOPMENTS

  Divestiture of Medical Device and Diagnostics Businesses

     In 1995 and early 1996, the Company completed the divestiture of its Medical Device and Diagnostics ("MDD") businesses. On September 25, 1995, the Company distributed its approximately 80% ownership interest in Guidant Corporation (a holding company comprising five of the MDD companies) to holders of Lilly common stock through a splitoff ---an exchange offer whereby Lilly shareholders were given the opportunity to exchange Lilly shares for Guidant shares. In January 1996, the Company completed the disposition of the last remaining MDD company, Hybritech Incorporated, to Beckman Instruments, Inc.

  Acquisition of Integrated Medical Systems, Inc.

     In December 1995, the Company acquired Integrated Medical Systems, Inc., which develops and operates physician-focused medical communication networks. For further information regarding the business of Integrated Medical Systems, see "Health Care Management Services" below.

                    FINANCIAL INFORMATION RELATING TO INDUSTRY
                         SEGMENTS AND CLASSES OF PRODUCTS

     Financial information relating to industry segments and classes of products, set forth in the Company's 1995 Annual Report at pages 26-27 under "Review of Operations--Segment Information" (pages 13-14 of Exhibit 13 to this Form 10-K), is incorporated herein by reference.

------
     *The terms "Company" and "Registrant" are used interchangeably herein to refer to Eli Lilly and Company or to Eli Lilly and Company and its consolidated subsidiaries, as the context requires.

     Due to several factors, including the introduction of new products by the Company and other manufacturers, the relative contribution of any particular Company product to consolidated net sales is not necessarily constant from year to year, and its contribution to net income is not necessarily the same as its contribution to consolidated net sales.

                              PRODUCTS AND SERVICES

  Pharmaceutical Products

    Pharmaceutical products include

       Central-nervous-system agents, including the antidepressant agent ProzacR, a selective serotonin reuptake inhibitor, indicated for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder; the analgesic Darvocet-NR 100, which is indicated for the relief of mild-to-moderate pain; and PermaxR, a treatment for Parkinson's disease;

       Anti-infectives, including the oral cephalosporin antibiotics CeclorR (cefaclor), KeflexR, and KeftabR, used in the treatment of a wide range of bacterial infections; the oral carbacephem antibiotic LorabidR, used to treat a variety of infections; the oral macrolide antibiotic DynabacR; the injectable cephalosporin antibiotics MandolR, TazidimeR, KefuroxR, and KefzolR, used to treat a wide range of infections in the hospital setting; NebcinR, an injectable aminoglycoside antibiotic used in hospitals to treat various infections caused by staphylococci and Gram-negative bacteria; and VancocinR HCl, an injectable antibiotic used primarily to treat staphylococcal infections;

       Endocrine products, including HumulinR, human insulin produced through recombinant DNA technology; IletinR, animal-source insulin in its various pharmaceutical forms; HumatropeR, human growth hormone produced by recombinant DNA technology; and Humalog(TM), a rapid-acting injectable human insulin analog of recombinant DNA origin, cleared for marketing in certain overseas countries;

       An antiulcer agent, AxidR, an H2 antagonist, indicated for the treatment of active duodenal ulcer, for maintenance therapy for duodenal ulcer patients after healing of an active duodenal ulcer, and for reflux esophagitis;

       Oncolytic agents, including OncovinR, indicated for treatment of acute leukemia and, in combination with other oncolytic agents, for treatment of several different types of advanced cancers; VelbanR, used in a variety of malignant neoplastic conditions; GemzarR, cleared for marketing in several overseas countries for treatment of non-small cell lung cancer and pancreatic cancer; and EldisineR, indicated for treatment of acute childhood leukemia resistant to other drugs; and

       Additional pharmaceuticals, including cardiovascular therapy products, principally ReoPro(TM) and DobutrexR; hematinics; sedatives; and vitamins.


  Animal Health Products

      Animal health products include TylanR, an antibiotic used to control certain diseases in cattle, swine, and poultry and to improve feed efficiency and growth; RumensinR, a cattle feed additive that improves feed efficiency and growth; CompudoseR, a controlled-release implant that improves feed efficiency and growth in cattle; CobanR, MontebanR and MaxibanR, anticoccidial agents for use in poultry; ApralanR, an antibiotic used to control enteric infections in calves and swine; MicotilR, an antibiotic used to treat bovine respiratory disease; and other products for livestock and poultry.

  Health Care Management Services

      PCS provides computer-based prescription drug claims processing, pharmacy benefit design, administration and management services, and disease-management services to health plan sponsors, including insurance companies, third-party administrators, self-insured employers, health maintenance organizations, and Blue Cross/Blue Shield organizations that underwrite or administer prescription benefit plans. PCS helps these customers manage prescription benefit costs by providing drug utilization reviews, clinically-based formularies, generic substitution programs, and disease-management programs. RECAPR, PCS's on-line prescription claims management system, is linked with over 95% of retail pharmacies in the U.S. Integrated Medical Systems operates physician-based on-line electronic communication networks, called IMS MEDACOMR networks, that deliver clinical, administrative, and financial information to hospitals, payers/managed-care plans, laboratories, pharmacies, and physicians. Outside the United States the Company is developing pharmacy benefits management and disease-management programs in several countries, including Canada, the Netherlands, South Africa, and the United Kingdom.

                                    MARKETING

       Most of the Company's major products are marketed worldwide. Health care management services are marketed primarily in the United States, although in 1995 the Company launched pharmacy benefits management and disease-management initiatives in several other markets.

       In the United States, the Company's Pharmaceutical Division distributes pharmaceutical products principally through approximately 229 wholesale distributing outlets. Marketing policy is designed to assure immediate availability of these products to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Five wholesale distributing companies in the United States accounted for approximately 11%, 9%, 9%, 7%, and 5% respectively, of consolidated net sales in 1995. No other distributor accounted for as much as 5% of consolidated net sales. The Company also makes direct sales of its pharmaceutical products to the United States government and to other manufacturers, but those direct sales do not constitute a material portion of consolidated net sales.

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

       In the past few years, large purchasers of pharmaceuticals, such as managed-care groups and government and long-term care institutions, have begun to account for an increasing portion of total pharmaceutical purchases in the United States. The Company has created special sales groups to service government and long-term care institutions, and expanded its managed-care sales organization. In response to competitive pressures, the Company has entered into arrangements with a number of these organizations providing for discounts or rebates on one or more Company products or other cost-sharing arrangements. The Company has also entered into agreements with generic pharmaceutical companies for the promotion, distribution and/or supply of generic forms of certain brand name products of both Lilly and other companies.

       Outside the United States, pharmaceutical products are promoted primarily by salaried sales representatives. While the products marketed vary from country to country, anti-infectives constitute the largest single group in total sales. Distribution patterns vary from country to country. In recent years, the Company has significantly expanded its marketing efforts in a number of overseas markets, including emerging markets in Central and Eastern Europe, Latin America, Asia and Africa.

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

                               PATENTS AND LICENSES

       The Company owns, has applications pending for, or is licensed under, a substantial number of patents, both in the United States and in other countries, relating to products, product uses, and manufacturing processes. There can be no assurance that patents will result from the Company's pending applications. Moreover, patents relating to particular products, uses, or processes do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products to compete with the patented products or uses. Patent protection of certain products, processes, and uses--particularly that relating to Prozac, Axid, and Lorabid-is considered to be important to the operations of the Company. The United States compound patent covering Prozac expires in 2001, the Axid compound patent expires in 2002, and the Lorabid compound patent expires in 2006.

       The Company also grants licenses under patents and know-how developed by the Company and manufactures and sells products and uses technology and know-how under licenses from others. Royalties received by the Company in relation to licensed pharmaceuticals amounted to approximately $4 million in 1995, and royalties paid by it in relation to pharmaceuticals amounted to approximately $109 million in 1995.

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

      Important competitive factors include price and demonstrated cost-effectiveness, product characteristics and dependability, service, and research and development of new products and processes. The introduction of new products and processes by competitors with therapeutic or cost advantages can result in progressive price reductions or decreased volume of sales of competing products, or both. New products introduced with patent protection usually must compete with other products already on the market at the time of introduction or products developed by competitors after introduction. Manufacturers of generic products typically invest far less in research and development than research-based pharmaceutical companies and accordingly are able to price their products significantly lower than branded products. Therefore, upon patent expiration, branded products often face intense price competition from generic forms of the product. In many countries patent protection is weak or nonexistent. The Company believes its long-term competitive position is dependent upon the success of its research and development endeavors in discovering and developing innovative, cost-effective products, together with increased productivity resulting from improved manufacturing methods, marketing efforts, and the provision of value-added services to its customers. There can be no assurance that the Company's research and development efforts will result in commercially successful products or that products manufactured or processes used by the Company will not become outmoded from time to time as a result of products or processes developed by its competitors.

                             GOVERNMENTAL REGULATION

       The Company's operations have for many years been subject to extensive regulation by the federal government, to some extent by state governments, and in varying degrees by foreign governments. The Federal Food, Drug, and Cosmetic Act, other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern testing, approval, production, labeling, distribution, post-market surveillance, advertising, promotion, and in some instances, pricing, of most of the Company's products. The lengthy process of laboratory testing, clinical testing, data analysis and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. In addition, the Company's operations are subject to complex federal, state, local, and foreign environmental and occupational safety laws and regulations. It is anticipated that compliance with regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time, and expense and significant capital investment.

       In the United States, health care reform was not debated extensively at the federal level in 1995 and the Company does not expect major federal health care reform legislation to be adopted in the near future. However, various health care reform and pharmaceutical reimbursement measures are being considered in a number of states. Outside the United States, changes in health care delivery and pharmaceutical reimbursement are occurring to varying degrees which in some cases may adversely affect pharmaceutical industry revenues. The Company is unable to predict the extent to which its business may be affected by these or other future legislative and regulatory developments.

                             RESEARCH AND DEVELOPMENT

       The Company's research and development activities are responsible for the discovery or development of most of the products offered by the Company today. Its commitment to research and development dates back more than 100 years.
  The Company invests heavily in research and development, which management believes is critical to long-term competitiveness in the pharmaceutical industry. The growth in research and development expenditures and personnel over the past several years demonstrates both the continued vitality of the Company's commitment and the increasing costs and complexity of bringing new products to the market. At the end of 1995, approximately 4,800 people, including a substantial number who are physicians or scientists holding graduate or postgraduate degrees or highly skilled technical personnel, were engaged in pharmaceutical and animal health research and development activities. The Company expended $755.0 million on these research and development activities in 1993, $838.7 million in 1994, and $1,042.3 million in 1995.

       The Company's research is concerned primarily with the effects of synthetic chemicals and natural products on biological systems. The results of that research are applied to the development of products for use by or on humans and animals, and for other uses. Major effort is devoted to pharmaceutical products. The Company concentrates its pharmaceutical research and development efforts in five therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes and osteoporosis; infectious diseases; cancer; and cardiovascular diseases. The Company is engaged in biotechnology research programs involving recombinant DNA, protein research, and genomics (the development of therapeutics through identification of disease-causing genes and their cellular function).

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

       Control of production processes involves rigid specifications for ingredients, equipment, facilities, manufacturing methods, packaging materials, and labeling. Control tests are made at various stages of production processes and on the final product to assure that the product meets all regulatory requirements and the Company's standards. These tests may involve chemical and physical chemical analyses, microbiological testing, testing in animals, or a combination of these tests. Additional assurance of quality is provided by a corporate quality-assurance group that monitors existing pharmaceutical and animal health manufacturing procedures and systems in the parent company, subsidiaries, and affiliates.

                        EXECUTIVE OFFICERS OF THE COMPANY

       The following table sets forth certain information regarding the executive officers of the Company. All but three of the executive officers have been employed by the Company in executive or managerial positions during the last five years. Randall L. Tobias became Chairman of the Board and Chief Executive Officer in June 1993. He had served as Vice Chairman of the Board of AT&T from 1986 until he assumed his present position. He has been a member of the Board of Directors of the Company since 1986. Charles E. Golden joined the Company as Executive Vice President and Chief Financial Officer and was elected to the Board of Directors on March 4, 1996. He previously had held a number of executive positions with General Motors Corporation ("GM") including Vice President of GM and Chairman and Managing Director of Vauxhall Motors Limited, a GM subsidiary in the United Kingdom, from 1993 to 1996, Vice President and Treasurer from 1992 to 1993, and Treasurer from 1989 to 1992. Thomas Trainer joined the Company in January 1995. Since 1991 he had served as Vice President and Chief Information Officer of Reebok International Ltd. Prior to joining Reebok, he was Senior Vice President of Operations of A.C. Nielson Co.

       Except as indicated in the following table, the term of office for each executive officer indicated herein expires on the date of the annual meeting of the Board of Directors, to be held on April 15, 1996, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a "Family relationship" with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer of the Company and any other person pursuant to which the executive officer was selected.

       NAME                AGE                 OFFICES
  ----------------------------------------------------------------------


  Randall L. Tobias        54   Chairman of the Board and Chief Executive
                                Officer (since June 1993) and a Director

  Sidney Taurel            47   President and Chief Operating Officer (since
                                February 1996) and a Director

  Charles E. Golden        49   Executive Vice President and Chief Financial
                                Officer (since March 1996) and a Director

  August M. Watanabe, M.D. 54   Executive Vice President, Science and
                                Technology (since February 1996) and
                                a Director

  Mitchell E. Daniels, Jr. 46   President, North American Pharmaceutical
                                Operations (since April 1993)1

  Michael L. Eagle         48   Vice President, Manufacturing (since January
                                1994)

  Brendan P. Fox           52   President, Elanco Animal Health Business Unit
                                (since January 1991)1

  Rebecca O. Goss          48   Vice President and General Counsel (since March
                                1995)

  Michael E. Hanson        48   President, Internal Medicine Business Unit
                                (since August 1994)1

  James A. Harper          48   President, Endocrine Business Unit (since August
                                1994)1

  Pedro P. Granadillo      48   Vice President, Human Resources (since
                                April 1993)

  Gerhard N. Mayr          49   President, European Pharmaceutical Operations
                                (European, Middle East and African Operations)
                                (since January 1993)1

  Robert N. Postlethwait   47   President, Central Nervous System Business Unit
                                (since August 1994)1

  William R. Ringo         50   President, Infectious Diseases and Generics
                                Business Unit (since September 1995)1

  Gino Santini             39   Vice President, Corporate Strategy and Business
                                Development (since September 1995)

  Thomas Trainer           49   Vice President, Information Technology, and
                                Chief Information Officer (since January 1995)1

------------
1 Serves in office until successor is appointed.

                                    EMPLOYEES

       At the end of 1995, the Company had approximately 26,800 employees, including approximately 11,500 employees outside the United States. A substantial number of the Company's employees have long records of continuous service.

        FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

       Financial information relating to foreign and domestic operations, set forth in the Company's 1995 Annual Report at pages 26-27 under "Review of Operations--Segment Information" (pages 13-14 of Exhibit 13), is incorporated herein by reference.

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

  Item 2.   PROPERTIES

       The Company's principal domestic and international executive offices are located in Indianapolis. At December 31, 1995, the Company owned 14 production plants and facilities in the United States and Puerto Rico. These plants and facilities contain an aggregate of approximately 12.2 million square feet of floor area. Most of the plants and facilities involve production of both pharmaceutical and animal health products. The Company also leases sales offices in a number of cities located in the United States and abroad. PCS owns or leases administrative facilities in Scottsdale, Arizona, containing an aggregate of approximately 475,000 square feet and leases administrative space in other cities in the United States. Integrated Medical Systems leases approximately 84,000 square feet of administrative space in a number of locations.

       The Company has 23 production plants and facilities in 19 countries outside the United States, containing an aggregate of approximately 4.2 million square feet of floor space. Leased production and warehouse facilities are utilized in Puerto Rico and 17 countries outside the United States.

       The Company's research and development facilities in the United States consist of approximately 2.8 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Its major research and development facilities abroad are located in Belgium and the United Kingdom and contain approximately 435,000 square feet. The Company also owns two tracts of land, containing an aggregate of approximately 1,700 acres, a portion of which is used for field studies of products.

       The Company believes that none of its properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business of the Company. The buildings owned by the Company are of varying ages and in good condition.

  Item 3.   LEGAL PROCEEDINGS

       Product Liability Litigation. The Company is currently a defendant in a variety of product litigation matters involving primarily diethylstilbestrol ("DES") and Prozac. In approximately 265 actions, including several with multiple claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who ingested DES during pregnancy. In March 1996 a suit was filed in the federal district court for the Eastern District of New York against the Company and several other manufacturers purporting to be a nationwide class action on behalf of women who were exposed to DES in utero. The suit does not seek compensation for personal injuries but instead seeks establishment of a fund for various expenses allegedly incurred as a result of DES exposure. In another approximately 70 actions, plaintiffs seek to recover damages as a result of the ingestion of Prozac.

       Pricing Litigation.   The Company has been named, together with numerous
  other U.S. prescription pharmaceutical manufacturers and in some cases wholesalers or distributors, as a defendant in a large number of related actions brought by retail pharmacies and consumers of prescription pharmaceuticals in the United States alleging violations of federal or state antitrust laws, or both, based on the practice of providing discounts or rebates to managed-care organizations and certain other purchasers. The federal cases have been consolidated or coordinated in the Northern District of Illinois as In re Brand Name Prescription Drugs Antitrust Litigation (MDL No. 997).

       The federal suits include a certified class action on behalf of a majority of retail pharmacies in the United States (the "Federal Class Action"). The class plaintiffs allege an industrywide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The Federal Class Action is scheduled to begin trial May 7, 1996.
  The Company and eleven other manufacturers have agreed to settle the Federal Class Action. The settlement amount, which is not material, was accrued by the Company in the fourth quarter of 1995. The settlement is subject to approval of the District Court. A hearing on the proposed settlement is scheduled for March 27, 1996. The other federal suits, brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. The suits seek treble damages and injunctive relief against allegedly discriminatory pricing practices. Defense motions for summary judgment on the Sherman Act claims in these suits are pending. With respect to the Robinson-Patman Act claims, the District Court has designated certain plaintiffs and defendants named in the individual suits (not including the Company) to participate in an initial trial or trials of the claims. No trial dates have been set. Robinson-Patman claims asserted in the suits against nondesignated defendants, including the Company, are stayed.

       In addition, there are a number of related state court cases. The state court suits typically seek money damages and injunctive relief against allegedly discriminatory pricing practices. Cases have been brought in Alabama, California, Minnesota, and Wisconsin by large numbers of retail pharmacies alleging violations of various state antitrust and pricing laws, purporting to be class actions on behalf of retail pharmacies in those states. The court in California has certified a class of retail pharmacies. Cases have also been brought in state courts in Alabama, Arizona, California, Colorado, District of Columbia, Maine, Michigan, Minnesota, New York, Washington and Wisconsin that purport to be class actions on behalf of consumers of prescription pharmaceuticals, alleging violations of state antitrust and pricing laws. The courts in Alabama and California have certified classes of consumer plaintiffs. The Colorado and Washington cases have been dismissed and appeals are pending. The Maine case has been removed to federal court but a motion to remand to the state court is pending.

       Other Litigation. In June 1995, a California retail pharmacy filed an action in federal district court in the Northern District of California against the Company and PCS alleging that the Company's acquisition of PCS violated federal antitrust laws. The suit seeks divestiture of PCS by the Company. The Company's motion to dismiss is pending. In October 1995, Pfizer, Inc. sued PCS in the New York Supreme Court for New York County alleging that PCS breached a 1994 rebate agreement between the companies. The suit seeks injunctive relief and damages. Pfizer's request for a preliminary injunction was denied and trial is scheduled to begin March 19, 1996.

       The Company is also a defendant in other litigation, including product liability and patent suits, of a character regarded as normal to its business.

       While it is not possible to predict or determine the outcome of the legal actions pending against the Company, in the opinion of the Company the costs associated with all such actions will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of 1995, no matters were submitted to a vote of security holders.

                                     PART II

  Item 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

       Information relating to the principal market for the Company's common stock and related stockholder matters, set forth in the Company's 1995 Annual Report under "Review of Operations--Selected Quarterly Data (unaudited)," at page 28 (page 15 of Exhibit 13), and "Review of Operations--Selected Financial Data (unaudited)," at page 29 (page 16 of Exhibit 13), is incorporated herein by reference.

  Item 6.   SELECTED FINANCIAL DATA

       Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 1995 Annual Report under "Review of Operations--Selected Financial Data (unaudited)," at page 29 (page 16 of
  Exhibit 13), are incorporated herein by reference.

  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

     The following portions of the Company's 1995 Annual Report (found at pages 1-7 and 35-37 of Exhibit 13) constitute management's discussion and analysis of results of operations and financial condition and are incorporated herein by reference:

     "Review of Operations--Strategic Actions" (page 16)
     "Review of Operations--Stock Split" (page 16)
     "Review of Operations--Operating Results of Continuing Operations and Net
       Income--1995" (pages 16, 17, 19 and 20)
     "Review of Operations--Operating Results of Continuing Operations and Net
       Income--1994" (pages 20-21)
     "Review of Operations--Financial Condition" (pages 21 and 24)
     "Review of Operations--Environmental and Legal Matters" (page 24)

  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)1 and included in the Company's 1995 Annual Report at pages 18, 22, 23, and 25 (Consolidated Statements of Income, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows), pages 26 and 27 (Segment Information), and pages 30-43 (Notes to Consolidated Financial Statements) (together, pages 9-14 and 17-32 of Exhibit 13), and the Report of Independent Auditors set forth in the Company's 1995 Annual Report at page 45 (page 34 of Exhibit 13), are incorporated herein by reference.

       Information on quarterly results of operations, set forth in the Company's 1995 Annual Report under "Review of Operations--Selected Quarterly Data (unaudited)," at page 28 (page 15 of Exhibit 13), is incorporated herein by reference.

  Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                     PART III

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information relating to the Company's directors, set forth in Section 1 of the Company's Proxy Statement dated March 4, 1996 (the "Proxy
  Statement"), under "Nominees for Election" and "Certain Information
  Concerning Director Nominees and Directors Continuing in Office," at pages 1-5, is incorporated herein by reference. Information relating to the Company's executive officers is set forth at pages 7-8 of this Form 10-K under "Executive Officers of the Company." Information relating to certain filing obligations of directors and executive officers under the federal securities laws, set forth in the Proxy Statement under "Other Matters" at page 25, is also incorporated herein by reference.

  Item 11.  EXECUTIVE COMPENSATION

       Information relating to executive compensation, set forth in Section 1 of the Proxy Statement under "Directors' Compensation", "Executive Compensation", "Compensation Committee Interlocks", "Retirement Plan" and "Change-in-Control Severance Pay Arrangements" at pages 7-18, is incorporated herein by reference, except that the Compensation and Management Development Committee Report and Performance Graph are not so incorporated.

  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information relating to ownership of the Company's common stock by persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in Section 1 of the Proxy Statement under "Common Stock Ownership by Directors and Executive Officers," at page 6, and "Principal Holders of Common Stock," at page 7, is incorporated herein by reference.

  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1.     Financial Statements

       The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 1995 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8:

       Consolidated Statements of Income--Years Ended December 31, 1995, 1994, and 1993 (page 18) (page 9 of Exhibit 13)

       Consolidated Balance Sheets--December 31, 1995 and 1994 (pages 22-23) (pages 10-11 of Exhibit 13)

       Consolidated Statements of Cash Flows--Years Ended December 31, 1995, 1994, and 1993 (page 25) (page 12 of Exhibit 13)

       Segment Information (pages 26 and 27) (pages 13-14 of Exhibit 13)

       Notes to Consolidated Financial Statements (pages 30-43) (pages 17-32 of
       Exhibit 13)

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

       4.5 Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

       4.6 Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

       4.7 Form of Indenture dated as of September 5, 1991, among the Lilly Savings Plan Master Trust Fund C, as Issuer; Eli Lilly and Company, as Guarantor; and Chemical Bank, as Trustee1

       4.8 Form of Fiscal and Paying Agency Agreement dated July 8, 1993, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 5-1/2% Notes Due 19981

       4.9 Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-1/8% Notes Due February 7, 20001

       4.10 Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 20051

       10.1 1984 Lilly Stock Plan, as amended2

---------------
1 These exhibits are not filed with this Report.  Copies will be furnished to the Securities and Exchange Commission upon request.
2 Indicates management contract or compensatory plan.

       10.2 1989 Lilly Stock Plan, as amended2

       10.3 1994 Lilly Stock Plan2

       10.4 The Lilly Deferred Compensation Plan, as amended2

       10.5 The Lilly Directors' Deferral Plan, as amended2

       10.6 The Eli Lilly and Company EVA Bonus Plan, as amended2

       10.7 Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees2

       10.8 Letter Agreement dated September 3, 1993, between the Company and Vaughn D. Bryson2

       11.  Computation of Earnings Per Share on Primary and Fully Diluted Bases

       12.  Computation of Ratio of Earnings to Fixed Charges

       13. Annual Report to Shareholders for the Year Ended December 31, 1995 (portions incorporated by reference into this Form 10-K)

       21.  List of Subsidiaries

       23.  Consent of Independent Auditors

       27.  Financial Data Schedule

       99. Report to Holders of Eli Lilly and Company Contingent Payment Obligation Units

  (b)  Reports on Form 8-K

       On October 2, 1995, the Company filed a Form 8-K reporting the completion of its exchange offer pursuant to which holders of the Company's common stock exchanged 16,504,298 shares of such stock for all 57,600,000 shares of the common stock of Guidant Corporation owned by the Company.


---------------
  2 Indicates management contract or compensatory plan.

                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ELI LILLY AND COMPANY


                                By s/Randall L. Tobias
                                   --------------------------------
                                  (Randall L. Tobias, Chairman of the Board
                                      and Chief Executive Officer)

                                                     March 18, 1996


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

       SIGNATURE                              TITLE
  ------------------------------------------------------------------------

  s/Randall L. Tobias           Chairman of the Board, Chief Executive Officer,
  -------------------------     and a Director (principal executive officer)
  (RANDALL L. TOBIAS)

  s/Charles E. Golden           Executive Vice President, Chief Financial
  -------------------------     Officer, and a Director (principal
  (CHARLES E. GOLDEN)           financial officer)

  s/Arnold C. Hanish            Chief Accounting Officer
  -------------------------     (principal accounting officer)
  (ARNOLD C. HANISH)

  s/Steven C. Beering, M.D.        Director
  -------------------------
  (STEVEN C. BEERING, M.D.)

  s/James W. Cozad                 Director
  -------------------------
  (JAMES W. COZAD)

  s/Karen N. Horn                  Director
  -------------------------
  (KAREN N. HORN, Ph.D.)

  s/Alfred G. Gilman, M.D., Ph.D.  Director
  -------------------------------
  (ALFRED G. GILMAN, M.D., Ph.D.)

       SIGNATURE                              TITLE
  ----------------------------------------------------------------------


  s/J. Clayburn La Force, Jr., Ph.D.      Director
  ----------------------------------
  (J. CLAYBURN LA FORCE, JR., Ph.D.)

                                          Director
  -------------------------
  (KENNETH L. LAY, Ph.D.)

  s/Franklyn G. Prendergast, M.D., Ph.D.  Director
  --------------------------------------
  (FRANKLYN G. PRENDERGAST, M.D., Ph.D.)

  s/Kathi P. Seifert                      Director
  -------------------------
  (KATHI P. SEIFERT)

  s/Sidney Taurel                         Director
  -------------------------
  (SIDNEY TAUREL)

  s/August M. Watanabe, M.D.              Director
  --------------------------
  (AUGUST M. WATANABE, M.D.)

  s/Alva O. Way                           Director
  -------------------------
  (ALVA O. WAY)

                                                                      TRADEMARKS

                                            ApralanR (apramycin sulfate, Elanco)
                                                       AxidR (nizatidine, Lilly)
                                                       CeclorR (cefaclor, Lilly)
                                                CobanR (monensin sodium, Elanco)
                       CompudoseR (estradiol controlled-release implant, Elanco)
                  Darvocet-NR (propoxyphene napsylate with acetaminophen, Lilly)
                                     DobutrexR (dobutamine hydrochloride, Lilly)
                                                 DynabacR (dirithromycin, Lilly)
                                            EldisineR (vindesine sulfate, Lilly)
                                      GemzarR (gemcitabine hydrochloride, Lilly)
                                               HumalogTM (insulin lispro, Lilly)
                        HumatropeR (somatropin of recombinant DNA origin, Lilly)
                       HumulinR (human insulin of recombinant DNA origin, Lilly)
                                                        lletinR (insulin, Lilly)
                                                     KeflexR (cephalexin, Dista)
                                       KeftabR (cephalexin hydrochloride, Dista)
                                             KefuroxR (cefuroxime sodium, Lilly)
                                               KefzolR (cefazolin sodium, Lilly)
                                                    LorabidR (loracarbef, Lilly)
                                             MandolR (cefamandole nafate, Lilly)
                                      MaxibanR (narasin and nicarbazine, Elanco)
                                       IMS MEDACOMR (Integrated Medical Systems)
                                         MicotilR (tilmicosin phosphate, Elanco)
                                                     MontebanR (narasin, Elanco)
                                             NebcinR (tobramycin sulfate, Lilly)
                                           OncovinR (vincristine sulfate, Lilly)
                                             PermaxR (pergolide mesylate, Lilly)
                                       ProzacR (fluoxetine hydrochloride, Dista)
                                                                    RECAPR (PCS)
                                                    ReoProTM  (abciximab), Lilly
                                             RumensinR (monensin sodium, Elanco)
                                                  TazidimeR (ceftazidime, Lilly)
                                                        TylanR (tylosin, Elanco)
                                     VancocinR (vancomycin hydrochloride, Lilly)
                                            VelbanR (vinblastine sulfate, Lilly)