Form 10-Q
period 1996-03-31
LILLY ELI & CO
filed 1996-05-13
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-Q

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                          FOR QUARTER ENDED MARCH 31, 1996


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
              Yes      X     No
                   ---------    -----


              The number of shares of common stock outstanding as of April 30, 1996:


                          Class          Number of Shares Outstanding
                          -----          ----------------------------

                         Common                     552,523,346

                           PART I    FINANCIAL INFORMATION
                           -------------------------------


         Item 1.    Financial Statements

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (Unaudited)


                        Eli Lilly and Company and Subsidiaries


                                                       Three Months
                                                      Ended March 31,
                                                    1996         1995
                                                    -----------------

                                                    (Dollars in millions
                                                    except per-share data)

          Net sales                                $1,783.3      $1,717.3

          Cost of sales                               518.0         512.5
          Research and development                    276.0         236.7
          Marketing and administrative                460.0         407.2
          Interest expense                             69.9          66.2
          Other income - net                          (64.4)        (33.2)
                                                    -------       -------
                                                    1,259.5       1,189.4
                                                    -------       -------

          Income from continuing operations
            before income taxes                       523.8         527.9
          Income taxes                                134.6         153.1
                                                      -----         -----

          Income from continuing operations           389.2         374.8
          Income from discontinued operations,
            next of tax                                 -            18.4
                                                      -----         -----

          Net income                                 $389.2        $393.2
                                                      =====         =====

          Earnings per share:

          Income from continuing operations            $ .71         $ .65
          Income from discontinued operations             -            .03
                                                        ----          ----
          Net income                                   $ .71         $ .68
                                                        ====          ====

          Dividends paid per share                     $ .3425       $ .3225


         See Notes to Consolidated Condensed Financial Statements.

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Unaudited)
                       Eli Lilly and Company and Subsidiaries

                                              March 31,        December 31,
                                                  1996              1995
                                            ----------------------------

                                                      (Millions)

                               ASSETS
         CURRENT ASSETS
            Cash and cash equivalents          $   898.4       $   999.5
            Short-term investments                  95.0            84.6
            Accounts receivable, net of
              allowances of $57.4 (1996)
              and $55.1 (1995)                   1,494.7         1,520.5
            Other receivables                      255.2           287.9
            Inventories                            843.7           839.6
            Deferred income taxes                  116.3           259.2
            Prepaid expenses                       144.2           147.3
                                                 -------         -------
            TOTAL CURRENT ASSETS                 3,847.5         4,138.6

         OTHER ASSETS

            Prepaid retirement                     486.6           484.2
            Investments                            578.7           573.8
            Goodwill and other intangibles, net
              of allowances for amortization of
              $221.9 (1996) and $192.2 (1995)    4,114.2         4,105.2
            Sundry                                 919.3           871.4
                                                 -------         -------
                                                 6,098.8         6,034.6
         PROPERTY AND EQUIPMENT
            Land, buildings, equipment, and
               construction-in-progress          6,837.4         6,828.3
            Less allowances for depreciation     2,623.3         2,589.0
                                                 -------         -------
                                                 4,214.1         4,239.3
                                                 -------         -------
                                               $14,160.4       $14,412.5
                                                ========        ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES
            Short-term borrowings              $ 2,027.6        $ 1,908.8
            Accounts payable                       815.4          1,018.0
            Employee compensation                  202.5            316.0
            Dividends payable                        -              189.1
            Income taxes payable                   593.4            660.5
            Other liabilities                      797.6            874.6
                                                 -------          -------
            TOTAL CURRENT LIABILITIES            4,436.5          4,967.0

         LONG-TERM DEBT                          2,576.2          2,592.9
         DEFERRED INCOME TAXES                     309.4            295.5
         RETIREE MEDICAL BENEFIT OBLIGATION        137.7            147.8
         OTHER NONCURRENT LIABILITIES              855.0            976.7
         COMMITMENTS AND CONTINGENCIES               -                -

         SHAREHOLDERS' EQUITY
            Common stock                           355.6            355.6
            Additional paid-in capital             351.0            418.3
            Retained earnings                    6,881.6          6,484.3
            Deferred costs-ESOP                   (195.9)          (199.5)
            Currency translation adjustments       (42.8)            (0.6)
                                                 -------          -------
                                                 7,349.5          7,058.1
            Less cost of common stock in
              treasury                           1,503.9          1,625.5
                                                 -------          -------
                                                 5,845.6          5,432.6
                                                 -------          -------
                                               $14,160.4        $14,412.5
                                                ========         ========

         See Notes to Consolidated Condensed Financial Statements.

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                       Eli Lilly and Company and Subsidiaries


                                                      Three Months Ended
                                                           March 31,
                                                      1996       1995
                                                      ---------------
                                                        (Millions)

         CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                   $389.2     $393.2
         Adjustments to Reconcile Net Income to
         Cash
            Flows from Operating Activities:
         Changes in operating assets and              (395.4)    (288.5)
         liabilities
         Change in deferred taxes                      157.2       60.9
         Depreciation and amortization                 132.7      140.1
         Other items, net                              (62.7)     (21.9)
                                                       -----      -----
         NET CASH FLOWS FROM OPERATING ACTIVITIES      221.0      283.8

         CASH FLOWS FROM INVESTING ACTIVITIES
         Net additions to property and equipment      (101.1)     (96.9)
         Additions to sundry assets and                 (9.6)      (3.4)
         intangibles
         Reduction of investments                       55.5      129.9
         Additions to investments                      (75.7)     (57.0)
         Acquisitions                                  (86.0)     (28.4)
                                                        ----       ----
         NET CASH USED FOR INVESTING ACTIVITIES       (216.9)     (55.8)

         CASH FLOWS FROM FINANCING ACTIVITIES
         Dividends paid                               (187.6)    (186.6)
         Purchase of common stock and other
            capital transaction                         (7.8)     (22.4)
         Net additions to short-term borrowings        109.6      412.2
         Net reductions to long-term debt               (0.4)     (15.2)
                                                       -----       ----

         NET CASH PROVIDED BY (USED FOR) FINANCING
            ACTIVITIES                                 (86.2)     188.0

         Effect of Exchange Rate Changes on Cash       (19.0)      25.9
                                                       -----      -----

         NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                               (101.1)     441.9

         Cash and cash equivalents at January 1        999.5      536.9
                                                       -----      -----

         CASH AND CASH EQUIVALENTS AT MARCH 31        $898.4     $978.8
                                                       =====      =====

         See Notes to Consolidated Condensed Financial Statements.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results for the periods shown. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

         As a consequence of the 1995 divestiture, the operating results of the Medical Device and Diagnostics businesses have been reflected as "discontinued operations" in the Company's 1995 financial statements and have been excluded from consolidated sales and expenses reflected therein.

         As presented herein, sales include sales of the Company's life-sciences products and service revenue from PCS Health Systems, Inc. (PCS) and Integrated Medical Systems, Inc. (IMS).

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

         Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, the Company has been designated as one of several potentially responsible parties with respect to certain sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. The Company also continues remediation of certain of its own sites. The Company has accrued for estimated Superfund cleanup costs, remediation, and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to the payment of those costs. The Company has reached a settlement with its primary liability insurance carrier providing for coverage for certain environmental liabilities and has reserved its right to pursue claims against its excess carriers. However, because of uncertainties with respect to the timing and ultimate realization of recoveries under the primary and excess policies, the Company has not recorded any environmental insurance recoverables.

         The Company has been named, along with numerous other U.S. prescription drug manufacturers, as a defendant in a large number of related actions brought by retail pharmacies alleging violations of federal and state antitrust and pricing laws. The federal suits include a class action on behalf of the majority of U.S. retail pharmacies. The Company and several other manufacturers agreed to settle the federal class action case and the anticipated settlement was accrued in the fourth quarter of 1995. In April

         1996, the U.S. District Court rejected the proposed settlement, reversing the court's preliminary approval granted in February 1996. Thereafter, the Company and most of the original settling defendants have reached a new tentative settlement, subject to court approval, intended to address the court's objections to the original settlement. The District Court has preliminarily approved the new settlement and a final hearing on the settlement has been scheduled for June 11, 1996. The new settlement provides for payment of the same amount by the Company; accordingly, amounts recorded for the anticipated settlement in the fourth quarter of 1995 are unchanged at March 31, 1996. Other related suits, brought by several thousand pharmacies, involve claims of price discrimination or claims under other pricing laws. Additional cases have been brought on behalf of consumers in eight states.

         The environmental liabilities and litigation accruals have been reflected in the Company's consolidated balance sheet at the gross amount of approximately $301.3 million at March 31, 1996. Estimated insurance recoverables have been reflected as assets in the consolidated balance sheet of approximately $125.6 million at March 31, 1996.

         Barr Laboratories, Inc. (Barr) has asserted a claim that the U.S. patents covering Prozac, which are material to the Company, are invalid and unenforceable. The Company has filed suit in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. While the Company believes Barr's claims are without merit, there can be no assurance that the Company will prevail. An unfavorable outcome of this claim could have a material adverse effect on the Company's
         consolidated  financial  position,   liquidity,  or  results   of
         operations.

         While it is not possible to predict or determine the outcome of the product liability, antitrust, patent, or other legal actions brought against the Company or the ultimate cost of environmental matters, the Company believes that, except as noted above, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the results of operations in any one accounting period.

         EARNINGS PER SHARE

         Earnings per share are calculated based on the weighted average number of outstanding common shares. The number of shares of common stock and per-share data have been restated for previously reported periods to reflect the impact of the Company's two-for-one stock split in the fourth quarter of 1995.

         ACCOUNTING CHANGES

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. Adoption of this statement did not impact the Company's consolidated results of operations.

         Effective January 1, 1996, the Company adopted SFAS No. 123, "Stock Based Compensation". This statement requires a company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company has elected to continue applying accounting prescribed by APB No. 25.

         Item 2.Management's  Discussion   and   Analysis  of   Financial
         Condition and  Results of Operations

         OPERATING RESULTS OF CONTINUING OPERATIONS:

         The Company's sales for the first quarter increased 4 percent as compared with the first quarter of 1995. Sales inside the United States were flat while sales outside of the United States increased 10 percent. Compared with the first quarter of 1995, volume increased 3 percent, foreign exchange rates had a favorable effect of 1 percent, and prices remained stable.

         Worldwide pharmaceutical sales increased  3 percent in the  first
         quarter compared with  the same period  last year.   Contributing
         significantly to the growth of worldwide pharmaceutical products were Prozac and ReoProTM, a product launched in February 1995 that prevents abrupt reclosure of the artery following angioplasty procedures. Worldwide sales of Prozac in the first quarter of 1996 were $579 million, an increase of 27 percent over the first quarter of 1995. The Company expects continued growth of Prozac
         sales for the remainder of the year, but at a lower rate.   Among
         other major products, HumulinR declined 3 percent to $207 million; CeclorR declined 41 percent to $157 million; and AxidR
         increased 5 percent to $150 million.   PCS service revenues  were
         $73 million for the quarter, an increase of 16 percent.

         U.S. pharmaceutical sales were relatively flat compared to the first quarter of 1995 as decreased anti-infective sales (52 percent)and Humulin sales (16 percent) were offset by increased Prozac (36 percent) and ReoPro sales. The decline in anti-infective sales was driven largely by cefaclor, which experienced a decrease of 84 percent compared to the previous year as a consequence of intense generic competition and a flu season which peaked in December 1995. Since May 1995, several companies have been marketing generic forms of cefaclor in the United States and quantities of the generic product have been greater than anticipated by the Company. The Company expects that generic cefaclor competition, together with strong competition from other anti-infectives, will result in a continued decline in U.S. cefaclor sales for the remainder of 1996. Although the impact of competition cannot be predicted with certainty, it is not expected to have a material adverse effect on the Company's 1996 consolidated results of operations. Sales of Humulin declined as compared to the first quarter of 1995 due in part to wholesaler purchasing patterns, which were affected by the timing of price increases.

         International pharmaceutical sales growth of 9 percent in the first quarter was driven by Prozac and Humulin which increased 7 and 32 percent, respectively, as compared to the first quarter of 1995. International sales growth relates largely to volume growth resulting from the Company's continued globalization efforts.

         Worldwide sales of animal health products increased 10 percent over the first quarter of 1995. The increase resulted from strong performance across a majority of the product line in international markets.

         Cost of sales decreased in the first quarter to 29.0 percent of sales from 29.8 percent of sales in the same quarter of 1995. This decrease is primarily the result of continued productivity improvements and favorable impacts from changes in product mix and foreign exchange rates. These improvements were partially offset by increases in the cost of services at PCS.

         Operating expenses increased 14 percent in the first quarter compared with the same period in 1995. The increase reflects a 17 percent growth in research and development due to the large number of compounds that have entered the later and more expensive phases of clinical research to support the Company's extensive pipeline of potential new products, including raloxifene. Marketing and administrative expenses increased 13 percent from the first quarter of 1995 primarily due to additional employee costs associated with expansion in new and emerging markets, increased information technology capabilities, and accruals for performance-related compensation.

         Net other income for the quarter was $31.2 million more than that of 1995. This increase relates largely to non-recurring income received under a co-development and co-marketing contract and the sale of U.S. marketing rights to TapazoleR.

         The Company's estimated tax rate was 25.7 percent in the first quarter of 1996 versus a tax rate of 29.0 percent in the first quarter of 1995. The estimated effective tax rate for the first quarter 1996 essentially equals the annual 1995 rate of 26 percent. The decline from the first quarter of 1995 is primarily the result of changes in the mix of earnings between jurisdictions having lower tax rates compared with those having higher rates and the effectiveness of various tax planning strategies. The Company expects current tax strategies will allow its 1996 effective tax rate to remain approximately the same as the 1995 annual rate.

         For the first quarter of 1996, the growth in sales-related gross margins, the reduced estimated tax rate and increased other income was largely offset by the growth in operating expenses. As a consequence, income from continuing operations reflected an increase of 4 percent to $389.2 million and earnings per share from continuing operations increased 9 percent to $0.71. After considering the impact of income from discontinued operations during the first quarter of 1995, net income decreased 1 percent and earnings per share increased 4 percent for the first quarter of 1996. Earnings per share calculations for the quarter benefited by a reduction of approximately 32 million shares of stock outstanding as a result of the Guidant split-off completed in September, 1995.

         FINANCIAL CONDITION

         As of March 31, 1996, cash, cash equivalents, and short term investments totaled $993.4 million as compared with $1,084.1 million at December 31, 1995. Total debt at March 31, 1996, was $4,603.8 million, an increase of $102.1 million from December 31, 1995. The increase primarily reflects additional borrowings necessary to fund normal seasonal operating needs. Short-term debt aggregating $2,027.6 million is primarily in the form of commercial paper.

         The Company believes that cash generated from operations, along with available cash and equivalents, will be sufficient to fund essentially all the Company's operating needs, including debt service, capital expenditures, and dividends for the remainder of 1996. The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The outstanding commercial paper is also backed up by committed bank credit facilities.

         PART II  OTHER INFORMATION
         --------------------------

         Item 1.LEGAL PROCEEDINGS
                -----------------

         Reference is made to the discussion of the antitrust litigation brought by retail pharmacies against the Company and numerous other U.S. prescription pharmaceutical manufacturers, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under Part I, Item 3, "Legal Proceedings". The Company and several other manufacturers agreed to settle the federal class action case and the anticipated settlement was accrued in the fourth quarter of 1995. The Company has not engaged in any wrongdoing, nor is there an admission of wrongdoing in the settlement agreement. Rather, the Company entered into the settlement agreement for the purpose of avoiding the expense and uncertainty typically associated with cases of this size and complexity. In April 1996, the U.S. District Court rejected the proposed settlement, reversing the court's preliminary approval granted in February 1996. In addition, the District Court denied the manufacturer defendants' motions for summary judgment but granted summary judgment to the wholesaler defendants. The District Court also postponed the May 7, 1996 trial date, and no new date has been set. Subsequent to the District Court's rulings, the Company and most of the original settling defendants have entered into a new tentative settlement agreement, subject to court approval, which is intended to address the District Court's objections to the original settlement. The District Court has preliminarily approved the new settlement and a final hearing on the settlement has been scheduled for June 11, 1996. The new settlement provides for payment of the same amount by the Company; accordingly, amounts recorded in the fourth quarter of 1995 for the anticipated settlement are unchanged at March 31, 1996.

         In March 1996, the Federal Trade Commission (FTC) commenced a non-public investigation focusing on the pricing practices at issue in the litigation described above. The Company has been informed by the FTC of the investigation; however, to date, no requests for information have been received. Should any such requests be made, the Company intends to cooperate fully with the Commission's investigation.

         In March 1996, the Company was informed by Barr Laboratories, Inc., (Barr) that it had submitted an abbreviated new drug application seeking to market a generic form of Prozac in the U.S. market several years before the expiration of the Company's patents. Barr has alleged that Lilly's U.S. patents covering Prozac are invalid and unenforceable. On April 11, 1996, the Company filed suit in the United States District Court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. The compound patent expires in February, 2001, and a patent for the mechanism of action by which Prozac operates expires in December, 2003. These patents are material to the Company. The Company believes that Barr's claims are without merit and that the Company should be successful in this litigation. However, as with any litigation, there can be no assurance that the Company will prevail. An unfavorable outcome of this claim could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

         In October 1995, Pfizer, Inc. sued PCS in the New York Supreme Court for New York County alleging that PCS breached a 1994 rebate agreement between the companies. The suit sought injunctive relief and damages. In April 1996, the court ordered PCS to pay Pfizer an immaterial amount of damages and issued an injunction ordering PCS to take certain steps to comply with the rebate agreement. In the opinion of the Company, compliance with the court order will not have a material adverse effect on the consolidated financial position, liquidity, or results of operations of the Company.

         Reference is made to the federal action in the Northern District of California filed by a California retail pharmacy against the Company and PCS seeking divestiture of PCS by the Company. On April 29, 1996, the District Court denied the motion to dismiss filed by the Company and PCS.

         Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits.The following documents are filed as exhibits to
                -------- this Report:

               3.1. Amended Articles of Incorporation (as amended through April 15, 1996)

               3.2.  By-Laws (as amended through April 15, 1996)

                11.  Statement re:  Computation of Earnings Per Share on
                                    Primary and Fully Diluted Bases

                12.  Statement re:  Computation of Ratio of Earnings from
                                    Continuing Operations to Fixed Charges

                27.  Financial Data Schedule

            (b) Reports on Form 8-K

                On January 12, 1996, the Company filed a Form 8-K relating to the issuance and sale by Eli Lilly and Company of $200,000,000 aggregate principal amount of its 6.57% Notes Due 2016 and $300,000,000 aggregate principal amount of its 6.77% Notes Due 2036.

                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ELI LILLY AND COMPANY
                                    ---------------------
                                    (Registrant)


         Date   May 10,1996                  S/Daniel P. Carmichael
               ------------         -------------------------------
                                    Daniel P. Carmichael
                                    Secretary and Deputy General Counsel



         Date   May 10, 1996                     S/Arnold C. Hanish
               -------------        -------------------------------
                                    Arnold C. Hanish
                                    Director, Corporate Accounting and
                                       Chief Accounting Officer

         INDEX TO EXHIBITS

         The following documents are filed as a part of this Report:

                   Exhibit
                   -------

              3.1.   Amended Articles of Incorporation

              3.2.   By-Laws

               11.   Statement re:  Computation of Earnings Per
                     Share on Primary and Fully Diluted Bases

               12. Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

               27.   Financial Data Schedule