Form 10-Q
period 1996-06-30
LILLY ELI & CO
filed 1996-08-12
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-Q

                    Quarterly Report Under Section 13 or 15(d) of the
                             Securities Exchange Act of 1934

                           FOR THE QUARTER ENDED JUNE 30, 1996


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
              Yes     X     No
                   --------    -----


              The number of shares of common stock outstanding as of July 31, 1996:


                     Class               Number of Shares Outstanding
                     -----               ----------------------------


                   Common                   546,920,227

                           PART I    FINANCIAL INFORMATION
                           -------------------------------

         Item 1.    Financial Statements

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                     (Unaudited)

                       Eli Lilly and Company and Subsidiaries


                                         Three Months        Six Months
                                        Ended June 30,      Ended June 30,
                                        1996    1995        1996     1995
                                        ---------------------------------
                                  (Dollars in millions except per-share data)


    Net sales ..................       $1,698.3  $1,614.8  $3,481.6  $3,332.1

    Cost of sales ..............          505.1     459.4   1,023.1     971.9
    Research & development .....          273.4     260.5     549.4     497.2
    Marketing & administrative .          479.0     436.3     939.0     843.5
    Interest expense ...........           75.5      72.3     145.4     138.5
    Other income - net .........         (100.0)    (50.3)   (164.4)    (83.5)
                                         ------    ------    ------   -------
                                        1,233.0   1,178.2   2,492.5   2,367.6
    Income from continuing operations
       before income taxes .....          465.3     436.6     989.1     964.5


    Income taxes ...............          119.6     126.6     254.2     279.7
                                          -----     -----     -----   -------

    Income from continuing
       operations ..............          345.7     310.0     734.9     684.8

    Income from discontinued                -        17.1       -        35.5
       operations, net of tax ..          -----     -----     -----     -----

    Net income .................         $345.7    $327.1    $734.9    $720.3
                                          =====     =====     =====     =====

    Earnings per share:
       Income from continuing
        operations ............          $ .63     $ .54     $1.34     $1.19

       Income from discontinued
        operations ...........              -        .03        -        .06
                                          ----      ----      ----      ----

       Net income ..............         $ .63     $ .57     $1.34     $1.25
                                          ====      ====      ====      ====

    Dividends paid per share ...          $.3425   $.3225     $.685     $.645


         See Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                      (Unaudited)
                        Eli Lilly and Company and Subsidiaries

                                                       June 30,  December 31,
                                                        1996         1995
                                                     -------------------------
                                                           (Millions)

                                        ASSETS
         CURRENT ASSETS
            Cash and cash equivalents............... $1,125.0     $999.5
            Short-term investments..................     95.1       84.6
            Accounts receivable, net of allowances
            of $64.7 (1996) and $55.1 (1995)........  1,435.9    1,520.5
            Other receivables.......................    246.0      287.9
            Inventories.............................    870.4      839.6
            Deferred income taxes...................    134.7      259.2
            Prepaid expenses........................    151.8      147.3
                                                      -------    -------

            TOTAL CURRENT ASSETS....................  4,058.9    4,138.6


         OTHER ASSETS
            Prepaid retirement......................    504.3      484.2
            Investments.............................    422.6      573.8
            Goodwill and other intangibles, net of
               allowances for amortization of
               $251.5 (1996) and $192.2 (1995)......  4,084.6    4,105.2
            Sundry..................................    947.7      871.4
                                                      -------    -------
                                                      5,959.2    6,034.6

         PROPERTY AND EQUIPMENT
            Land, buildings, equipment, and
               construction-in-progress.............  6,886.4    6,828.3
            Less allowances for depreciation........  2,645.7    2,589.0
                                                      -------    -------
                                                      4,240.7    4,239.3
                                                      -------    -------
                                                    $14,258.8  $14,412.5
                                                     ========   ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES
            Short-term borrowings...................  $1,951.2  $1,908.8
            Accounts payable........................     845.9   1,018.0
            Employee compensation...................     241.8     316.0
            Dividends payable.......................       -       189.1
            Income taxes payable....................     656.4     660.5
            Other liabilities.......................     821.9     874.6
                                                       -------   -------
            TOTAL CURRENT LIABILITIES...............   4,517.2   4,967.0

         LONG-TERM DEBT.............................   2,586.9   2,592.9
         DEFERRED INCOME TAXES......................     306.3     295.5
         RETIREE MEDICAL BENEFIT OBLIGATION.........     138.1     147.8
         OTHER NONCURRENT LIABILITIES...............     816.6     976.7
         COMMITMENTS AND CONTINGENCIES..............       -         -

         SHAREHOLDERS' EQUITY
            Common stock............................     355.6     355.6
            Additional paid-in capital..............     212.6     418.3
            Retained earnings.......................   7,014.2   6,484.3
            Deferred costs-ESOP.....................    (192.3)   (199.5)
            Currency translation adjustments........     (68.0)     (0.6)
                                                       -------    ------
                                                       7,322.1   7,058.1

            Less cost of common stock in treasury...   1,428.4   1,625.5
                                                       -------   -------
                                                       5,893.7   5,432.6
                                                       -------   -------
                                                     $14,258.8 $14,412.5
                                                     =========  ========


         See Notes to Consolidated Condensed Financial Statements.

                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                         Eli Lilly and Company and Subsidiaries


                                                          Six Months Ended
                                                              June 30,
                                                            1996     1995
                                                       ---------------------
                                                              (Millions)

        CASH FLOWS FROM OPERATING ACTIVITIES
        Net income ....................................   $734.9    $720.3
        Adjustments to reconcile net income to cash
          flows from operating activities:
        Changes in operating assets and liabilities ...   (176.4)   (252.6)
        Change in deferred taxes ......................    151.3     105.1
        Depreciation and amortization .................    268.9     279.3
        Other items, net ..............................   (171.1)   (105.3)
                                                           -----     -----

        NET CASH FLOWS FROM OPERATING ACTIVITIES ......    807.6     746.8

        CASH FLOWS FROM INVESTING ACTIVITIES
        Net additions to property and equipment .......   (232.8)   (245.7)
        Additions to sundry assets and intangibles ....    (19.8)     (8.9)
        Reduction of investments ......................    248.4     229.6
        Additions to investments ......................   (121.7)   (203.3)
        Acquisitions ..................................    (89.1)    (48.4)
                                                           -----     -----

        NET CASH USED FOR INVESTING ACTIVITIES ........   (215.0)   (276.7)

        CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends paid ................................   (375.1)   (373.4)
        Purchase of common stock and other capital
          transactions ................................    (69.7)    (65.0)
        Net additions(reductions) to short-term
          borrowings ..................................     19.7    (105.7)
        Net additions to long-term debt ...............       -      486.3
                                                           -----     -----

        NET CASH USED FOR FINANCING ACTIVITIES ........   (425.1)    (57.8)

        Effect of exchange rate changes on cash .......   ( 42.0)     40.5
                                                           -----     -----

        NET INCREASE IN CASH AND CASH EQUIVALENTS .....    125.5     452.8

        Cash and cash equivalents at January 1 ........    999.5     536.9
                                                           -----     -----

        CASH AND CASH EQUIVALENTS AT JUNE 30 ..........  $1,125.0   $989.7
                                                          =======    =====

         See Notes to Consolidated Condensed Financial Statements.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the results for the periods shown. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

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

         Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, the Company has been designated as one of several potentially responsible parties with respect to certain sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. The Company also continues remediation of certain of its own sites. The Company has accrued for estimated Superfund cleanup costs, remediation, and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to payment of those costs. The Company has reached a settlement with its liability insurance carriers providing for coverage for certain environmental liabilities. However, because of uncertainties with respect to the timing and ultimate realization of recoveries under the policies, the Company has not recorded any environmental insurance recoverables.

         The Company has been named, along with numerous other U.S. prescription drug manufacturers, as a defendant in a large number of related actions brought by retail pharmacies alleging violations of federal and state antitrust and pricing laws. The federal suits include a class action on behalf of the majority of U.S. retail pharmacies. The Company and several other manufacturers agreed to settle the federal class action case and the anticipated settlement was accrued in the fourth quarter of 1995. The settlement has been approved by the U.S. District Court. Other related suits, brought in federal and several state courts by several thousand pharmacies, involve claims of price discrimination or claims under other pricing laws. Additional cases have been brought on behalf of consumers in eight states.

         The environmental liabilities and litigation accruals have been reflected in the Company's consolidated balance sheet at the gross amount of approximately $290.8 million at June 30, 1996. Estimated insurance recoverables have been reflected as assets in the consolidated balance sheet of approximately $120.6 million at June 30, 1996.

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

         While it is not possible to predict or determine the outcome of the product liability, antitrust, patent, or other legal actions brought against the Company, or the ultimate cost of environmental matters, the Company believes that except as noted above, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

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

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         OPERATING RESULTS OF CONTINUING OPERATIONS:

         The Company's sales for the second quarter of 1996 increased 5 percent compared to the second quarter of 1995. Sales inside the United States increased 9 percent while sales outside the United States increased 1 percent. Compared with the second quarter of 1995, volume increased sales 10 percent but was offset in part by a 3 percent decrease from unfavorable foreign exchange rates and a 2 percent decrease in global selling prices.

         The Company's sales for the first six months of 1996 increased 4 percent compared with the same period in 1995. Sales outside the United States increased 5 percent, while sales in the United States increased 4 percent. Compared with the first six months of 1995, volume increased sales 6 percent, while foreign exchange rates and selling prices each decreased sales 1 percent.

         Worldwide sales of pharmaceutical products increased 5 percent and 4 percent for the second quarter and six months, respectively, as compared with the same periods of 1995. HumulinR, ReoProTM and ProzacR were the major contributors to the growth for both periods. This growth was partially offset by reduced anti-infective sales. Worldwide Prozac sales improved 5 percent to $537 million for the second quarter of 1996 and 15 percent to $1.1 billion for the six months despite the introduction of generic Prozac in Canada and other competitive pressures, particularly in France. Humulin sales increased 23 percent to $212 million for the second quarter and 9 percent to $420 million for the first six months of the year. ReoPro, a cardiovascular product launched in February 1995, experienced strong growth with sales of $37 million for the quarter. Among other major products, cefaclor sales declined 19 percent to $124 million for the second quarter; AxidR sales for the quarter were $118 million, a decline of 5 percent; and HumatropeR sales were $67 million, a 5 percent decline. The Company anticipates that Axid sales for 1996 will likely reflect a decline as the product faces increased competitive pressure. Health care management service revenues were $95 million for the quarter, an increase of 63 percent. Sales of GemzarR, an oncolytic product launched in the U.S. in May 1996, also contributed to growth for the quarter.

         U.S. pharmaceutical sales growth of 9 percent during the quarter was attributed to increased volume and reflects a 35 percent increase in Humulin sales and a 4 percent increase in Prozac sales, as well as improved health care management service revenues and very strong sales of ReoPro ($34 million). The increase in Humulin sales for the second quarter reflected a shift in U.S. wholesaler purchasing patterns which contributed to a decline in sales during the prior quarter. Year-to-date Humulin sales in the U.S. improved 5 percent to $270 million. Prozac sales growth in the second quarter was achieved despite a shift in wholesaler purchasing patterns that had a positive impact on Prozac sales in the first quarter of 1996. New prescriptions of Prozac rose at a higher rate this quarter compared to the previous two quarters. These sales increases were partially offset by a 70 percent decline in cefaclor sales compared to the second quarter of the previous year as a result of continued generic competition. Several companies have been marketing generic forms of cefaclor in the United States since May 1995. The Company expects that generic cefaclor competition, when coupled with strong competition from other anti-infectives, will result in declining U.S. cefaclor sales through the remainder of 1996. Although the impact of competition cannot be predicted with certainty, it is not expected to have a material adverse effect on the Company's 1996 consolidated results of operations.

         International pharmaceutical sales volume growth of 10 percent for the second quarter was substantially offset by unfavorable foreign exchange rates and reduced selling prices, resulting in sales growth of only 1 percent. For the six months, international pharmaceutical sales reflected a 5 percent increase. International sales volume growth was largely the result of the Company's continued globalization efforts.

         Worldwide sales of animal health products remained flat compared to the second quarter of 1995, but reflected an increase of 5 percent for the first six months of 1996 compared to 1995. For both periods, international sales improved while U.S. sales declined partially due to unfavorable weather patterns in the southwestern U.S.

         Cost of sales was 29.7 percent of sales for the second quarter as compared with 28.4 percent for the second quarter of 1995. Cost of sales for the first six months of 1996 was 29.4 percent of sales as compared to 29.2 percent in the prior year. The increases for both periods reflect the net impact of a sales mix that included increased revenues from both lower margin product lines, such as ReoPro, and health care management services, which have lower margins than pharmaceuticals, offset in part by continued productivity improvements.

         Operating expenses increased 8 percent and 11 percent for the second quarter and year-to-date periods, respectively. Research and development grew 5 percent and 10 percent for the second quarter and six months, respectively, over the same periods in 1995. The large number of compounds in the later and most expensive phases of clinical trials, primarily raloxifene, drove the increase in research and development expenses for both periods. Assuming business conditions remain stable, the Company expects spending in research and development to increase approximately 15 to 17 percent for the year compared with 1995. The increase in marketing and administrative expenses (10 percent for the second quarter and 11 percent for the six months compared to the same periods in 1995) reflects higher costs associated with new product launches of Gemzar and HumalogTM and anticipated launches of other products. The Company's efforts to expand products globally, particularly in emerging markets, as well as increased information technology capabilities also contributed to the increase. The Company is in the process of implementing cost-containment programs designed to reduce the overall rate of expense growth while directing greater funding to new product launches and globalization efforts.

         Other income for the second quarter and six months was $49.7 million and $80.9 million higher, respectively, than the same periods in 1995. The second quarter increases were driven by non-recurring income received under a royalty contract, the sale of marketing rights for ReoPro in Japan and the sale of certain equity securities held by the Company. In addition, the six-month increase reflects non-recurring income received under a co-development and co-marketing contract and the sale of U.S. marketing rights to TapazoleR.

         The Company's estimated tax rate for both the second quarter and six months of 1996 was 25.7 percent compared to 29 percent for the same periods in 1995. The decline is primarily the result of increased earnings in jurisdictions with lower tax rates and the effectiveness of various tax strategies. The estimated effective tax rate for the first six months of 1996 essentially equals the annual 1995 rate of 26 percent. The Company expects current tax strategies will allow its 1996 effective tax rate to remain approximately the same as the 1995 annual rate.

         For both the second quarter and first six months of 1996, operating expenses grew at a faster rate than sales, but the negative income impact was more than offset by the reduced estimated tax rate and increased other income. As a consequence, compared to the second quarter of 1995, income and earnings per share from continuing operations for the second quarter increased 12 percent and 17 percent to $345.7 million and $0.63, respectively. For the six months, income from continuing operations grew 7 percent to $734.9 million and earnings per share from continuing operations grew 13 percent to $1.34 compared to the same period in 1995. After considering the impact of income from discontinued operations during 1995, net income increased 6 percent and 2 percent for the three-month and six-month periods, respectively. Earnings per share increased 11 percent and 7 percent for the three-month and six-month periods, respectively. Earnings per share calculations for both the quarter and year-to-date periods benefited by a reduction of approximately 32 million shares of stock outstanding as a result of the Guidant split-off completed in September 1995.

         FINANCIAL CONDITION:

         As of June 30, 1996, cash, cash equivalents and short-term investments totaled $1,220.1 million as compared with $1,084.1 million at December 31, 1995. Total debt at June 30, 1996, was $4,538.1 million, an increase of $36.4 million from December 31, 1995. The additional borrowings were necessary to fund normal seasonal operating needs. Short-term debt aggregating $1,951.2 million consisted primarily of commercial paper.

         The Company believes that cash generated from operations in 1996, along with available cash and cash equivalents, will be sufficient to fund essentially all of the 1996 operating needs, including debt service, capital expenditures, and dividends. The Company anticipates that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The outstanding commercial paper is supported by committed bank credit facilities.

         PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company are subject to risks and uncertainties which may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors which may affect the Company's operations are discussed in Exhibit 99 to this Form 10-Q filing.

                            PART II   OTHER INFORMATION
                            ---------------------------

         Item 1.  Legal Proceedings

         Reference is made to the discussion of product liability litigation contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 10-K") under Part I,
         Item 3, "Legal Proceedings". In the DES purported class action case in the Eastern District of New York discussed therein, the plaintiffs have filed an amended complaint restricting the alleged class to New York residents rather than the nationwide class that was originally sought.

         Reference is made to the discussion of the antitrust litigation brought by retail pharmacies against the Company and numerous other U.S. prescription pharmaceutical manufacturers, contained in the Company's 1995 10-K under Part I, Item 3, "Legal Proceedings", and in the Company's Form 10-Q for the quarter ended March 31, 1996, under Part II, Item 1, "Legal Proceedings". In June 1996, the U.S. District Court approved the revised settlement of the Federal Class Action. However, the effective date of the settlement has been delayed because certain intervening class members have initiated an appeal of the approval to the Seventh Circuit Court of Appeals. In addition, one manufacturer defendant has filed a petition seeking a writ of mandamus from the Seventh Circuit that would order the District Court not to disapprove any settlement for the failure to include certain future pricing commitments. Also, upon request of the manufacturer defendants, the Seventh Circuit has agreed to review the District Court's denial of summary judgment on certain issues raised by those defendants. Finally, developments have occurred in several of the related state court cases. In the Wisconsin case brought on behalf of retail pharmacies, a class of Wisconsin pharmacies has been certified against certain of the manufacturer defendants, including Lilly. The Alabama consumer case has been removed to federal court and transferred to the Northern District of Illinois where numerous related suits are pending. The dismissal with prejudice of the Colorado consumer case is now final. The consumer case in Maine has been remanded back to the state court.

         In March 1996, the Federal Trade Commission (FTC) commenced a non-public investigation focusing on the pricing practices at issue in the retail pharmacies litigation described above. In July 1996, the Company received a subpoena duces tecum from the FTC requesting production of certain documents.

         Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on April 15, 1996. The following is a summary of the matters voted on at the meeting.

           (a) The four management nominees for Director were elected to serve three-year terms ending in 1999, as follows:

           Nominee                      For           Withhold Vote
           -------                      ---           -------------
           Alfred G.Gilman           499,778,227      4,639,315
           Karen N. Horn             499,497,314      4,920,228
           J. Clayburn La Force, Jr. 499,430,538      4,987,004
           August M. Watanabe        499,871,485      4,546,057

           (b) By the following vote, the shareholders approved amendments to the Articles of Incorporation recommended by the Board of
               Directors:

           For:           354,035,418
           Against:       120,619,499
           Abstain:         2,606,018
           Broker non-vote:27,156,607


           (c) The appointment of Ernst & Young LLP as the Company's principal independent auditors was ratified by the following shareholder vote:

           For:          502,164,312
           Against:          972,597
           Abstain:        1,280,633

           (d) A shareholder proposal requesting a study committee and report on the use of fetal tissue in research was not approved, based on the following vote:

           For:             26,600,112
           Against:        415,002,682
           Abstain:         31,441,809
           Broker non-vote: 31,372,939

         Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits.  The following documents are filed as exhibits to this Report:

            11.  Statement re:  Computation of Earnings Per Share on
                                Primary and Fully Diluted Bases

            12.  Statement re:  Computation of Ratio of Earnings from
                                Continuing Operations to Fixed Charges

            27.  Financial Data Schedule

            99.  Cautionary Statement Under Private Securities
                 Litigation Reform Act of 1995 - "Safe Harbor" for Forward Looking Disclosures

         (b)Reports on Form 8-K.  No reports on Form 8-K were filed
            -------------------
                                  during the second quarter of 1996.

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


                                        ELI LILLY AND COMPANY
                                        ---------------------
                                        (Registrant)

Date   August 9, 1996
       --------------                   s/Daniel P. Carmichael
                                        ---------------------------
                                        Daniel P. Carmichael
                                        Secretary and Deputy General Counsel


Date   August 9, 1996
       --------------                   s/Arnold C. Hanish
                                        -----------------------
                                        Arnold C. Hanish, Director
                                        Corporate Accounting and Chief
                                        Accounting Officer

         INDEX TO EXHIBITS

         The following documents are filed as a part of this Report:


                   Exhibit                                      Page
                                                                ----

             11.  Statement re:
                  Computation of Earnings Per Share
                  on Primary and Fully Diluted Bases            15

             12.  Statement re:
                  Computation of Ratio of Earnings from
                  Continuing Operations to Fixed Charges        16

             27.  Financial Data Schedule                     17-18

             99.  Cautionary Statement Under Private Securities
                  Litigation Reform Act of 1995 - "Safe Harbor"
                  for Forward Looking Disclosures               19