Form 10-Q
period 1996-09-30
LILLY ELI & CO
filed 1996-11-13
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                         FOR QUARTER ENDED SEPTEMBER 30, 1996

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
                 Yes     X     No
                      --------    -----

                 The number of shares of common stock outstanding as of October 31, 1996:

                      Class           Number of Shares Outstanding
                      -----           ----------------------------
                      Common                 551,804,518

                        PART I    FINANCIAL INFORMATION
                        -------------------------------

         Item 1.    Financial Statements


                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (Unaudited)


                       Eli Lilly and Company and Subsidiaries

                                   Three Months          Nine Months
                                Ended September 30,   Ended September 30,
                                    1996     1995         1996    1995
                              ------------------------------------------
                               (Dollars in millions except per-share data)

 Net Sales...................       $1,803.9  $1,631.9  $5,285.5  $4,964.0

 Cost of sales...............          502.9     419.7   1,526.0   1,391.6
 Research & development......          290.7     260.6     840.1     757.8
 Marketing & administrative..          473.1     444.1   1,412.1   1,287.6
 Interest expense............           74.1      75.6     219.5     214.2
 Other income - net..........          (96.3)     (5.4)   (260.7)    (89.0)
                                      -------   -------    ------   -------
                                      1,244.5   1,194.6   3,737.0   3,562.2
                                      -------   -------   -------   -------
 Income from continuing
     operations before income taxes     559.4     437.3   1,548.5   1,401.8
 Income taxes................           143.8     126.8     398.0     406.5
                                        -----     -----   -------   -------
 Income from continuing operations      415.6     310.5   1,150.5     995.3

 Income from discontinued
     operations, net of tax......         -       917.5       -       953.0
                                        -----    -------   ------    -------
 Net Income..................         $ 415.6   $1,228.0  $1,150.5  $1,948.3
                                       ======    =======   =======   =======
 Earnings per share:
 Income from continuing operations       $ .76     $ .54     $2.10     $1.73

 Income from discontinued
     operations.............               -        1.60       -        1.65
                                         ----       ----     ----       ----
 Net income..................            $ .76     $2.14     $2.10     $3.38
                                          ====      ====      ====      ====
 Dividends paid per share....            $ .3425   $ .3225   $1.0275    $.9675


 See Notes to Consolidated Condensed Financial Statements.


                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                         (Unaudited)
                           Eli Lilly and Company and Subsidiaries

                                           September 30,  December 31,
                                               1996         1995
                                           ------------------------
                                                   (Millions)
            ASSETS
     CURRENT ASSETS
        Cash and cash equivalents ...............   $738.1     $999.5
        Short-term investments ..................    128.3       84.6
        Accounts receivable, net of allowances
          of $77.0 (1996) and $55.1 (1995) ......  1,616.4    1,520.5
        Other receivables .......................    174.9      287.9
        Inventories .............................    878.3      839.6
        Deferred income taxes ...................    156.5      259.2
        Prepaid expenses ........................    168.3      147.3
                                                    -------    -------
        TOTAL CURRENT ASSETS ....................  3,860.8    4,138.6

     OTHER ASSETS
        Prepaid retirement ......................    513.9      484.2
        Investments .............................    429.4      573.8
        Goodwill and other intangibles, net of
           allowances for amortization of
           $280.6 (1996) and $192.2 (1995) ......  4,039.1    4,105.2
        Sundry ..................................    923.8      871.4
                                                    -------    -------
                                                   5,906.2    6,034.6
     PROPERTY AND EQUIPMENT
        Land, buildings, equipment, and
           construction-in-progress .............  7,007.9    6,828.3
        Less allowances for depreciation ........  2,722.1    2,589.0
                                                   -------    -------
                                                   4,285.8    4,239.3
                                                   -------    -------
                                                 $14,052.8  $14,412.5
                                                  ========   ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
        Short-term borrowings ................... $1,499.4   $1,908.8
        Accounts payable ........................    707.5    1,018.0
        Employee compensation ...................    308.9      316.0
        Dividends payable .......................      -        189.1
        Income taxes payable ....................    719.8      660.5
        Other liabilities .......................    958.5      874.6
                                                    -------    -------
        TOTAL CURRENT LIABILITIES ...............  4,194.1    4,967.0

     LONG-TERM DEBT .............................  2,582.3    2,592.9
     DEFERRED INCOME TAXES ......................    332.3      295.5
     RETIREE MEDICAL BENEFIT OBLIGATION .........    129.4      147.8
     OTHER NONCURRENT LIABILITIES ...............    788.0      976.7
     COMMITMENTS AND CONTINGENCIES ..............      -          -

     SHAREHOLDERS' EQUITY
        Common stock ............................    355.6      355.6
        Additional paid-in capital ..............    154.5      418.3
        Retained earnings .......................  7,231.9    6,484.3
        Deferred costs-ESOP .....................   (188.7)    (199.5)
        Currency translation adjustments ........    (54.1)      (0.6)
                                                   --------  ---------
                                                   7,499.2    7,058.1

        Less cost of common stock in treasury ...  1,472.5    1,625.5
                                                   -------    -------
                                                   6,026.7    5,432.6
                                                   -------    -------
                                                  $14,052.8 $14,412.5
                                                   ========  ========

 See Notes to Consolidated Condensed Financial Statements.

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                       Eli Lilly and Company and Subsidiaries

                                                       Nine Months Ended
                                                         September 30,
                                                       1996       1995
                                                       ---------------
                                                          (Millions)

        CASH FLOWS FROM OPERATING ACTIVITIES
        Net income ...................................$1,150.5  $1,948.3
        Adjustments to reconcile net income
            to cash flows from operating activities
        Net gain on disposition of discontinued
           operations ...............................    -       (910.0)
        Changes in operating assets and liabilities .  (259.6)   (473.0)
        Change in deferred taxes ....................   147.9     136.3
        Depreciation and amortization ...............   404.8     419.8
        Other items, net ............................  (155.6)    (63.4)
                                                       -------   -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ... 1,288.0   1,058.0

        CASH FLOWS FROM INVESTING ACTIVITIES
        Net additions to property and equipment .....  (360.9)   (393.1)
        Additions to sundry assets and intangibles ..   (32.1)     (1.7)
        Reduction of investments ....................   330.1     327.7
        Additions to investments ....................  (192.2)   (228.1)
        Acquisitions .................................  (93.3)      -
                                                       -------   ------
        NET CASH USED BY INVESTING ACTIVITIES ........ (348.4)   (295.2)

        CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends paid ..............................  (562.3)   (559.9)
        Purchase of common stock and other capital
          transactions ..............................  (171.8)    (49.9)
        Net reductions to short-term borrowings ...... (439.4)   (236.1)
        Net additions to long-term debt .............     8.9     504.5
                                                      -------    ------
        NET CASH USED BY FINANCING ACTIVITIES ....... (1,164.6)  (341.4)

        Effect of exchange rate changes on cash .....    (36.4)    17.9
                                                       ------     -----
        NET (DECREASE) INCREASE IN CASH AND CASH
          EQUIVALENTS .............................    (261.4)    439.3

        Cash and cash equivalents at January 1 ......   999.5     536.9
                                                        -----     -----
        CASH AND CASH EQUIVALENTS AT SEPTEMBER 30 ...  $738.1    $976.2
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

         As a consequence of the 1995 divestiture, the operating results of the Medical Device and Diagnostics businesses have been reflected as `discontinued operations'' in the Company's 1995 financial statements and have been excluded from consolidated sales and expenses reflected therein.

         As presented herein, sales include sales of the Company's life-sciences products and service revenues from PCS Health Systems, Inc. (PCS) and Integrated Medical Systems, Inc.

         CONTINGENCIES

         The Company has been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol and Prozac (REGISTERED). The Company has accrued for its estimated exposure, including costs of litigation, with respect to all current product liability claims. In addition, the Company has accrued for certain future anticipated product liability claims to the extent the Company can formulate a reasonable estimate of their costs. The Company's estimates of these expenses are based primarily on historical claims experience and data regarding product usage. The Company expects the cash amounts related to the accruals to be paid out over the next several years. The majority of costs associated with defending and disposing of these suits are covered by insurance. The Company's estimate of insurance recoverables is based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among its insurance carriers.

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

         The Company has been named, along with numerous other U.S. prescription drug manufacturers, as a defendant in a large number of related actions brought by retail pharmacies alleging violations of federal and state antitrust and pricing laws. The federal suits include a class action on behalf of the majority of U.S. retail pharmacies. The Company and several other manufacturers agreed to settle the federal class action case and the anticipated settlement was accrued in the fourth quarter of 1995. The settlement has been approved by the U.S. District Court but certain class members have appealed that decision. Other related suits, brought in federal and several state courts by several thousand pharmacies, involve claims of price discrimination or claims under other pricing laws. Additional cases have been brought on behalf of consumers in several states.

         The environmental liabilities and litigation accruals have been reflected in the Company's consolidated balance sheet at the gross amount of approximately $273 million at September 30, 1996. Estimated insurance recoverables have been reflected as assets in the consolidated balance sheet of approximately $97 million at September 30, 1996.

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

         While it is not possible to predict or determine the outcome of the product liability, patent, antitrust, or other legal actions brought against the Company, or the ultimate cost of environmental matters, the Company believes that except as noted above, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

         EARNINGS PER SHARE

         Earnings per share are calculated based on the weighted-average number of outstanding common shares. The number of shares of common stock and per-share data for previously reported periods have been restated to reflect the impact of the Company's two-for-one stock split in the fourth quarter of 1995.

         ACCOUNTING CHANGES

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" This statement requires that impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. Adoption of this statement did not impact the Company's consolidated results of operations.

         Effective January 1, 1996, the Company adopted SFAS No. 123, "Stock Based Compensation". This statement requires a company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company has elected to continue applying accounting prescribed by APB 25.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         OPERATING RESULTS OF CONTINUING OPERATIONS:

         The Company's sales for the third quarter increased 11 percent from the third quarter of 1995. Overall, sales inside and outside the United States increased 15 percent and 4 percent respectively. Compared with the third quarter of 1995, volume increased sales 13 percent, while foreign exchange rates and selling prices combined to decrease sales 2 percent.

         The Company's sales for the first nine months of 1996 increased 6 percent when compared with the same period in 1995. Sales in the United States increased 8 percent, while sales outside the United States increased 5 percent. Compared with the first nine months of 1995, volume increased sales 8 percent while foreign exchange rates and selling prices decreased sales by 1 percent each.

         Worldwide sales of pharmaceutical products increased 11 percent and 7 percent for the third quarter and nine months, respectively, as compared with the same periods of 1995. Sales growth was led by Prozac, Humulin (REGISTERED) and two of the Company's newer products, Gemzar (REGISTERED) and ReoPro (TRADEMARK). In addition, the quarter and year-to-date sales benefited from increased health care management service revenues. Worldwide Prozac sales improved 10 percent to $637.5 million for the third quarter and 13 percent to $1.8 billion for the nine months. These sales increases were achieved despite continuing competition from generic forms of Prozac in Canada and substantial competitive pressures in France. Humulin sales increased 15 percent to $225.6 million for the third quarter and 11 percent to $645.3 million for the first nine months of 1996. ReoPro, a cardiovascular product launched in February 1995, experienced strong growth with sales of $38.5 million in the third quarter. For the first nine months of 1996, sales of ReoPro aggregated $98.5 million. Health care management service revenues were $94.8 million for the quarter, an increase of 49 percent.
         The quarter and year to date sales growth was offset in part by decreased sales of Axid (REGISTERED), which declined 4 percent and 1 percent respectively from the prior periods, and anti-infectives, which were 4 percent and 15 percent below the third quarter and nine months of 1995, respectively. Axid sales for the quarter and nine months were $126.9 million and $394.4 million, respectively. The Company anticipates that Axid sales for 1996 will likely reflect a decline as the product faces increased competitive pressures. The decline in anti-infective sales was principally the result of cefaclor sales which reflected decreases of $14.2 million (12 percent) and $153.9 million (29 percent) for the quarter and nine month periods, respectively.

         U.S. pharmaceutical sales growth of 17 percent during the quarter was due to increased volume and reflects a 15 percent increase in Prozac sales, a 12 percent increase in Humulin sales, a 49 percent increase in health care management service revenues and strong ReoPro sales which aggregated $33.9 million. However, lower anti-infectives sales, which reflected a 9 percent decrease from the third quarter of 1995, and a decline in Axid sales of 3 percent from third quarter of last year partially offset the sales growth. For the nine months, U.S. pharmaceutical sales grew 8 percent, substantially all of which was due to increased volume. Major products contributing to this growth were Prozac, which had an increase of $190.8 million or 17 percent and ReoPro, which had an increase of $78.6 million over 1995. This growth was somewhat offset by a 39% decline in sales of anti-infectives due primarily to continued generic competition for cefaclor.

         International pharmaceutical sales volume growth of 11 percent for the third quarter was substantially offset by unfavorable foreign exchange rates (5 percent) and reduced selling prices (3 percent), resulting in overall sales growth of 3 percent. For the nine months, international pharmaceutical sales reflected a 4 percent increase. International sales growth for the quarter was primarily due to increased sales of Gemzar, Humulin, ReoPro, and Permax (REGISTERED), offset, in part, by a decline in Prozac sales due to generic competition in Canada and general competitive pressures in France. Year-to-date sales growth was primarily due to Gemzar, Humulin, Permax and Prozac.

         Worldwide sales of animal health products increased 2 percent in the third quarter and 4 percent in the first nine months compared with the same periods last year. These increases resulted from increased performance across a majority of the product line, primarily driven by increased international sales which were offset somewhat by decreased sales in the U.S.

         Cost of sales was 27.9 percent of sales for the third quarter and
         28.9 percent of sales for the first nine months, as compared to
         25.7 percent and 28 percent for the third quarter and nine months of 1995, respectively. The increase as compared to the third quarter of 1995 reflects the impacts of increased health care management service revenues, which have lower margins than pharmaceuticals, reduced production volumes as the Company endeavors to reduce inventory levels and a sales mix that included increased revenues from lower margin product lines, such as ReoPro. The increase for the nine months primarily reflects the impacts of increased health care management service revenues.

         Total operating expenses increased 8 percent for the third quarter and 10 percent for the nine months compared to the same periods in 1995. Research and development grew 12 percent and 11 percent for the third quarter and nine months, respectively, over the same periods in 1995. The large number of compounds in the later and most expensive phases of clinical trials, primarily raloxifene, drove the increase in research and development expenses for both periods. Assuming business conditions remain stable, the Company expects spending in research and development to increase approximately 12 to 14 percent for the year compared with 1995. The increase in the marketing and administrative expenses (7 percent for the third quarter and 10 percent for the nine months compared to the same periods in 1995) was caused primarily by higher costs associated with new product launches of Gemzar and Humalog (REGISTERED), the anticipated launch of Zyprexa (TRADEMARK) and reserves taken to cover outstanding receivables from FoxMeyer Health Corporation, a pharmaceutical wholesaler which filed for bankruptcy in the third quarter. The Company's continued efforts to expand globally, especially in emerging markets, as well as investments in increased information technology capabilities also contributed to the increase. In the second quarter of 1996, the Company implemented cost-containment programs designed to reduce the overall rate of expense growth while directing greater funding to new product launches and globalization efforts. These programs helped slow the rate of marketing and administrative expense growth to 7 percent for the third quarter compared to 10 percent for the second quarter and year to date.

         Net other income of $96.3 million for the third quarter and $260.7 million for the nine months was $90.9 million higher and $171.7 million higher than the same periods in 1995. The third quarter was favorably impacted by the sale of the U.S. marketing rights of Ceclor (REGISTERED) CD and Keftab (REGISTERED) to Dura Pharmaceuticals, Inc. for approximately $100 million or $.12 per share. In addition to the above, the other income increase for the nine months reflects non-recurring income received under royalty, co-development and co-marketing contracts, the sale of marketing rights for ReoPro in Japan and Tapazole (REGISTERED) in the U.S., and the sale of certain equity securities.

         The Company's estimated tax rate for both the third quarter and nine months of 1996 was 25.7 percent compared to 29 percent for the same periods in 1995. The decline is primarily the result of increased earnings in jurisdictions with lower tax rates and the effectiveness of various tax strategies. The estimated effective tax rate for the first nine months of 1996 essentially equals the annual 1995 rate of 26 percent. The Company expects current tax strategies will allow its 1996 rate to remain approximately the same as the 1995 annual rate.

         Income from continuing operations was $415.6 million and $.76 per share for the third quarter, representing increases of 34 percent and 41 percent, respectively, as compared with the same periods in 1995. For the first nine months of 1996, income from continuing operations was $1.2 billion and $2.10 per share, increases of 16 percent and 21 percent respectively, from last year. For the quarter, income was favorably impacted by increased sales, a lower growth rate of operating expenses, increased other income and the reduced effective tax rate, offset, in part, by increased costs of goods sold as a percent of sales. For the first nine months of 1996, operating expenses grew at a faster rate than sales, but the negative income impact was more than offset by the reduced estimated tax rate and increased other income.

         DISCONTINUED OPERATIONS AND NET INCOME:

         The Company completed its divestiture of all its Medical Devices and Diagnostics Division subsidiaries in 1995. As a result, reported net income and earnings per share in 1996 do not include income from discontinued operations. The Company realized a net gain on the divestitures of $910 million during the third quarter of 1995 which added $1.60 in earnings per share. As a consequence, net income in 1996 reflects decreases of 66 percent and 41 percent for the three month and nine month periods, respectively, as compared with the same periods in 1995.
         Further, earnings per share for the quarter and nine months decreased 64 percent and 38 percent.

         FINANCIAL CONDITION:

         As of September 30, 1996, cash, cash equivalents and short-term investments totaled $866.4 million as compared with $1,084.1 million at December 31, 1995. Total debt at September 30, 1996, was $4,081.7 million, a decrease of $420 million from December 31, 1995. The decrease in debt was primarily the result of using cash flows from operations and excess cash to reduce short-term borrowings. Short-term debt aggregating $1,499.4 million is primarily in the form of commercial paper.

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

                             PART II  OTHER INFORMATION
                             --------------------------

         Item 1.Legal Proceedings

         In October 1996, the Federal Trade Commission issued a subpoena to the Company and PCS requesting production of certain documents in connection with a non-public investigation reviewing whether the relationships and activities between pharmacy benefit management companies and pharmaceutical companies have violated federal antitrust laws, including a review of whether the Company has violated the consent decree it entered into at the time it acquired PCS. The Company believes that all of its actions and those of PCS have been lawful, proper and in accordance with the PCS consent decree.

         Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits.  The following documents are filed as
                -------- exhibits to this Report:

             10. 1994 Lilly Stock Plan, as amended through October 21, 1996

             11. Statement re:  Computation of Earnings Per Share on
                 Primary and Fully Diluted Bases

             12. Statement re:  Computation of Ratio of Earnings to
                 Fixed Charges

             27. Financial Data Schedule

             99. Cautionary Statement Under Private Securities
                 Litigation Reform Act of 1995 - ``Safe Harbor'' for Forward Looking Disclosures

                 (b) Reports on Form 8-K.
                   -------------------
                   No reports on Form 8-K were filed during the third quarter of 1996.

                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ELI LILLY AND COMPANY
                                              ---------------------
                                              (Registrant)



         Date November 11, 1996                       s/Daniel P. Carmichael
              -----------------        -------------------------------------
                                       Daniel P. Carmichael
                                       Secretary and Deputy General Counsel


         Date November 11, 1996                        s/Arnold C. Hanish
              -----------------        ----------------------------------
                                       Arnold C. Hanish
                                       Director, Corporate Accounting and
                                       Chief Accounting Officer

         INDEX TO EXHIBITS

         The following documents are filed as a part of this Report:

                 Exhibit                                      Page
                 -------                                      ----
                 10. 1994 Lilly Stock Plan, as amended       13-19
                     through October 21, 1996

                 11. Statement re:
                      Computation of Earnings Per Share
                      on Primary and Fully Diluted Bases       20

                 12. Statement re:
                      Computation of Ratio of Earnings
                      to Fixed Charges                         21

                 27. Financial Data Schedule                  22-23

                 99. Cautionary Statement Under Private
                     Securities Litigation Reform Act of
                     1995 - ``Safe Harbor'' for Forward
                     Looking Disclosures                       24