Form 10-K405
period 1996-12-31
LILLY ELI & CO
filed 1997-03-24
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996       Commission File
                                                            Number 1-6351
                                ELI LILLY AND COMPANY

            An Indiana Corporation             I.R.S. Employer Number
                                                     35-0470950

           Address:   Lilly Corporate Center, Indianapolis, Indiana 46285

               Telephone number, including area code:   (317) 276-2000

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             Name Of Each Exchange
           Title Of Each Class               On Which Registered
           -------------------               ---------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
      90 days. Yes   X   No
                   -----    --

      Indicate by  check  mark    if  disclosure  of  delinquent  filers
      pursuant to Item   405 of Regulation S-K  is not contained herein,
      and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in
      Part III of this Form 10-K  or any amendment to  this Form 10-K. [ ]

      Aggregate market value of  voting stock of the  Registrant held by
      non-affiliates  as   of   February   14,  1997   (Common   Stock):
      $42,991,879,970.

      Number of shares of common stock outstanding as of February 14, 1997: 554,528,339

      Portions of the following documents have been incorporated by reference into this report:

             Document                           Parts Into Which Incorporated
             --------                           -----------------------------
      Registrant's Annual Report to Shareholders       Parts I, II, and IV
        for fiscal year ended December 31, 1996

      Registrant's Proxy Statement dated March 5, 1997      Part III

                                     PART I

      Item 1.   BUSINESS

         Eli Lilly and Company was incorporated in 1901 under the laws of Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. The Company*, including its subsidiaries, is engaged in the discovery, development, manufacture, and sale of products and the provision of services in one industry segment--Life Sciences. Products are manufactured or distributed through owned or leased facilities in the United States, Puerto Rico, and 25 other countries, in 19 of which the Company owns or has an interest in manufacturing facilities. Its products are sold in approximately 155 countries. Through its PCS Health Systems ("PCS") and Integrated Medical Systems ("IMS") subsidiaries, the Company provides health care management services in the United States.

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

                   FINANCIAL INFORMATION RELATING TO INDUSTRY
                        SEGMENTS AND CLASSES OF PRODUCTS

         Financial information relating to industry segments and classes of products, set forth in the Company's 1996 Annual Report at pages 34-35 under "Review of Operations--Segment Information" (pages 12-13 of Exhibit 13 to this Form 10-K), is incorporated herein by reference.

         Due to several factors, including the introduction of new products by the Company and other manufacturers, the relative contribution of any particular Company product to consolidated net sales is not necessarily constant from year to year, and its contribution to net income is not necessarily the same as its contribution to consolidated net sales.

                              PRODUCTS AND SERVICES

      Pharmaceutical Products

          Pharmaceutical products include

              Central-nervous-system agents, the Company's largest-selling product group, including Prozac(R), a selective serotonin reuptake inhibitor, indicated for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder; Zyprexa(TM), a product approved in the fall of 1996 in the United States and several other countries for the treatment of schizophrenia; the Darvon(R) line of analgesic products; and PermaxR, a treatment for Parkinson's disease;

     ------------
           *The terms "Company" and "Registrant" are used interchangeably herein to refer to Eli Lilly and Company or to Eli Lilly and Company and its consolidated subsidiaries, as the context requires.

              Anti-infectives, including the oral cephalosporin antibiotics Ceclor(R) (cefaclor), Keflex(R), and Keftab(R), used in the treatment of a wide range of bacterial infections; the oral carbacephem antibiotic Lorabid(R), used to treat a variety of infections; the oral macrolide antibiotic Dynabac(R); the injectable cephalosporin antibiotics Mandol(R), Tazidime(R), Kefurox(R) and Kefzol(R), used to treat a wide range of infections in the hospital setting; Nebcin(R), an injectable aminoglycoside antibiotic used in hospitals to treat various infections caused by staphylococci and Gram-negative bacteria; and Vancocin(R) HCl, an injectable antibiotic used primarily to treat staphylococcal infections;

              Endocrine products, including Humulin(R), human insulin produced through recombinant DNA technology; Humalog(R), approved in 1996, a rapid-acting injectable human insulin analog of recombinant DNA origin; Iletin(R), animal-source insulin in its various pharmaceutical forms; and Humatrope(R), human growth hormone produced by recombinant DNA technology;

              An antiulcer agent, Axid(R), an H2 antagonist, indicated for the treatment of active duodenal ulcer, for maintenance therapy for duodenal ulcer patients after healing of an active duodenal ulcer, for reflux esophagitis, and for benign gastric ulcer;

              Cardiovascular agents, including ReoPro(R), a monoclonal antibody product developed and manufactured by Centocor, Inc. and marketed by the Company for use in angioplasty patients considered at high risk for suffering abrupt reclosure of the treated artery; Dobutrex(R), an inotropic agent; and Cynt(TM), marketed outside the United States for treatment of hypertension;

              Oncolytic agents, including Gemzar(R), indicated for treatment of advanced or metastatic pancreatic cancer, and, in many countries outside the United States, for treatment of non-small-cell lung cancer; Oncovin(R), indicated for treatment of acute leukemia and, in combination with other oncolytic agents, for treatment of several different types of advanced cancers; Velban(R), used in a variety of malignant neoplastic conditions; and Eldisine(R), indicated for treatment of acute childhood leukemia resistant to other drugs; and

              Additional pharmaceuticals, including sedatives and vitamins.

      Animal Health Products

         Animal health products include Tylan(R), an antibiotic used to control certain diseases in cattle, swine, and poultry and to improve feed efficiency and growth; Rumensin(R), a cattle feed additive that improves feed efficiency and growth; Coban(R), Monteban(R) and Maxiban(R), anticoccidial agents for use in poultry; ApralanR, an antibiotic used to control enteric infections in calves and swine; Micotil(R) and Pulmotil(R), antibiotics used to treat respiratory disease in cattle and swine, respectively; and other products for livestock and poultry.

      Health Care Management Services

         PCS provides computer-based prescription drug claims processing, pharmacy benefit administration and management services, mail order pharmacy services, data management and disease-management services to health plan sponsors, including insurance companies, third-party administrators, self-insured employers, health maintenance organizations, and Blue Cross/Blue Shield organizations that underwrite or administer prescription benefit plans. PCS helps these customers manage prescription benefit costs by providing drug utilization reviews, clinically-based formularies, generic substitution programs, and disease-management programs. RECAP(R), PCS's on-line prescription claims management system, is linked with over 95% of retail pharmacies in the U.S. In 1996, PCS introduced a mail order pharmacy program for its customers known as Performance Mail. Integrated Medical Systems operates physician-based electronic communication networks, called IMS MEDACOM(R) networks, that deliver clinical, administrative, and financial information to hospitals, payers/managed-care plans, laboratories, and physicians.

                                    MARKETING

         Most of the Company's major products are marketed worldwide. Health care management services are marketed primarily in the United States.

         In the United States, the Company distributes pharmaceutical products principally through approximately 210 independent wholesale distributing outlets. Marketing policy is designed to assure immediate availability of these products to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Four wholesale distributing companies in the United States accounted for approximately 11%, 11%, 10%, and 8%, respectively, of the Company's consolidated net sales in 1996. No other distributor accounted for as much as 5% of consolidated net sales. The Company also makes direct sales of its pharmaceutical products to the United States government and to other manufacturers, but those direct sales do not constitute a material portion of consolidated net sales.

         The Company's major pharmaceutical products are promoted in the United States under the Lilly and Dista trade names by Company sales forces employing salaried sales representatives. These sales representatives, many of whom are registered pharmacists, call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. Their efforts are supported by the Company through advertising in medical and drug journals, distribution of literature and samples of certain products to physicians, and exhibits for use at medical meetings. The Company has created new specialized sales forces dedicated to specific products and product lines, such as diabetes care, Gemzar, ReoPro, and Zyprexa. The Company has entered into licensing arrangements under which certain products manufactured by the Company, such as Ceclor CD, Dynabac, Keftab, and Permax, are marketed by other pharmaceutical companies in the United States.

         In the past few years, large purchasers of pharmaceuticals, such as managed-care groups and government and long-term care institutions, have begun to account for an increasing portion of total pharmaceutical purchases in the United States with a resulting intensification of price competition. The Company has created special sales groups to service managed-care organizations, government and long-term care institutions, hospital contract administrators, and certain retail pharmacies. In response to competitive pressures, the Company has entered into arrangements with a number of these organizations providing for discounts or rebates on one or more Company products or other cost-sharing arrangements. The Company has also entered into agreements with generic pharmaceutical companies for the promotion, distribution and/or supply of generic forms of certain brand name products.

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

                              PATENTS AND LICENSES

         The Company owns, has applications pending for, or is licensed under, a substantial number of patents, both in the United States and in other countries, relating to products, product uses, and manufacturing processes. There can be no assurance that patents will result from the Company's pending applications. Moreover, patents relating to particular products, uses, or processes do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products to compete with the patented products or uses. Outside the United States, patent protection varies widely. In many countries, patent protection is weak or nonexistent. Patent protection of certain products, processes, and uses--particularly that relating to Prozac, Axid, Gemzar, Lorabid, and Zyprexa--is considered to be important to the operations of the Company. The United States compound patent covering Prozac expires in 2001 and a use patent for the mechanism of action by which Prozac works expires in 2003. See "Legal Proceedings" at page 10 for a discussion of certain litigation involving these two patents. In other countries, Prozac patents generally either have expired or will expire over the next several years. Other U.S. compound patent expirations include the following:
      Axid, 2002; Lorabid,  2006; and Zyprexa, 2011.   The Gemzar compound
      patent in the U.S. expires in 2006, but a use patent covering treatment of neoplasms with Gemzar is in force until 2012.

         The Company also grants licenses under patents and know-how developed by the Company and manufactures and sells products and uses technology and know-how under licenses from others. Royalties received by the Company in relation to licensed pharmaceuticals amounted to approximately $7 million in 1996, and royalties paid by it in relation to pharmaceuticals amounted to approximately $119 million in 1996.

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

         Important competitive factors include price and demonstrated cost-effectiveness, product characteristics and dependability, service, and research and development of new products and processes. The introduction of new products and processes by competitors with therapeutic or cost advantages can result in progressive price reductions or decreased volume of sales of competing products, or both. New products introduced with patent protection usually must compete with other products already on the market at the time of introduction or products developed by competitors after introduction. Manufacturers of generic products typically invest far less in research and development than research-based pharmaceutical companies and accordingly are able to price their products significantly lower than branded products. Therefore, upon patent expiration, branded products often face intense price competition from generic forms of the product. In many countries outside the United States, patent protection is weak or nonexistent. The growth of managed care organizations has intensified price competition significantly in the United States and in varying degrees in some other countries.

         The Company believes its long-term competitive position is dependent upon the success of its research and development endeavors in discovering and developing innovative, demonstrably cost-effective products, together with increased productivity resulting from improved manufacturing methods, marketing efforts, and the provision of value-added services to its customers. There can be no assurance that the Company's research and development efforts will result in commercially successful products or that products manufactured or processes used by the Company will not become outmoded from time to time as a result of products or processes developed by its competitors.

                             GOVERNMENTAL REGULATION

         The Company's operations have for many years been subject to extensive regulation by the federal government, to some extent by state governments, and in varying degrees by foreign governments. The Federal Food, Drug, and Cosmetic Act, other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern testing, approval, production, labeling, distribution, post-market surveillance, advertising, and promotion of most of the Company's products. The lengthy process of laboratory testing, clinical testing, data analysis and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. In addition, the Company's operations are subject to complex federal, state, local, and foreign environmental and occupational safety laws and regulations. It is anticipated that compliance with regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time, and expense and significant capital investment.

         In the United States, the Omnibus Budget Reconciliation Act of 1990 requires the Company to provide rebates to state governments in connection with their purchase of certain Company products under state Medicaid programs, and other cost containment measures have been adopted or proposed by federal, state, and local government entities that provide or pay for health care. In most international markets the Company operates in an environment of government-mandated cost containment programs, which may include price controls, discounts and rebates, restrictions on physician prescription levels, compulsory licenses and generic substitution. The Company expects that governments inside and outside the United States will continue to adopt a variety of measures to contain health care costs, including pharmaceutical costs. The Company cannot predict the extent to which its business may be affected by these or other future legislative or regulatory developments.

                            RESEARCH AND DEVELOPMENT

         The Company's research and development activities are responsible for the discovery or development of most of the products offered by the Company today. Its commitment to research and development dates back more than 100 years. The Company invests heavily in research and development, which management believes is critical to long-term competitiveness in the pharmaceutical industry. The growth in research and development expenditures and personnel over the past several years demonstrates both the continued vitality of the Company's commitment and the increasing costs and complexity of bringing new products to the market. At the end of 1996, approximately 4,950 people, including a substantial number who are physicians or scientists holding graduate or postgraduate degrees or highly skilled technical personnel, were engaged in pharmaceutical and animal health research and development activities. The Company expended $838.7 million on these research and development activities in 1994, $1.04 billion in 1995, and $1.19 billion in 1996.

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

         In addition to the research activities carried on in the Company's own laboratories, the Company sponsors and underwrites the cost of research and development by independent organizations, including educational institutions and research-based human health care companies, and contracts with others for the performance of research in their facilities. It utilizes the services of physicians, hospitals, medical schools, and other research organizations in the United States and numerous other countries to establish through clinical evidence the safety and effectiveness of new products. The Company actively seeks out opportunities to invest in external research and technologies that hold the promise to complement and strengthen the Company's own research efforts. Such investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, and outright acquisitions.

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

         Except as indicated in the following table, the term of office for each executive officer indicated herein expires on the date of the annual meeting of the Board of Directors, to be held on April 21, 1997, or on the date his or her successor is chosen and qualified.
      No director or executive officer of the Company has a "family relationship" with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer of the Company and any other person pursuant to which the executive officer was selected.

           NAME                AGE                  OFFICES
      -----------------------------------------------------------------

      Randall L. Tobias       55     Chairman of the Board and Chief
                                     Executive Officer (since June 1993)
                                     and a Director

      Sidney Taurel           48     President and Chief Operating
                                     Officer (since February 1996)
                                     and a Director

      Charles E. Golden       50     Executive Vice President
                                     and Chief Financial Officer
                                     (since March 1996) and a Director

      August M. Watanabe,     55     Executive Vice President,
      M.D.                           Science and Technology (since
                                     February 1996) and a Director

      Mitchell E. Daniels,    47     Vice President, Corporate
      Jr.                            Strategy and Policy (since
                                     January 1997)

      Rebecca O. Goss         49     Vice President and General
                                     Counsel (since March 1995)

      Pedro P. Granadillo     49     Vice President, Human
                                     Resources (since April 1993)

      Alan S. Clark           62     President, U.S. Operations (since
                                     January 1997)*

      Michael L. Eagle        49     Vice President, Manufacturing (since
                                     January 1994)*

      Brendan P. Fox, D.V.M.  53     President, Elanco Animal Health
                                     Business Unit (since January 1991)*

      Michael E. Hanson       49     President, Internal Medicine Business
                                     Unit (since August 1994)*

      James A. Harper         49     President, Endocrine Business Unit
                                     (since August 1994)*

      Gerhard N. Mayr         50     President, European, Middle East and
                                     African Operations (since January 1993)*

      Robert N. Postlethwait  48     President, Neuroscience Business Unit
                                     (since August 1994)*

      William R. Ringo, Jr.   51     President, Infectious Diseases
                                     Business Unit (since September 1995)*

      Gino Santini            40     Vice President, Corporate Strategy
                                     and Business Development (since
                                     September 1995)*

      Thomas Trainer          50     Vice President, Information Technology,
                                     and Chief Information Officer (since
                                     January 1995)*

------------
 *Serves in office until successor is appointed.

                                    EMPLOYEES

         At the end of 1996, the Company had approximately 29,200 employees, including approximately 13,700 employees outside the United States. A substantial number of the Company's employees have long records of continuous service.

        FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

         Financial information relating to foreign and domestic operations, set forth in the Company's 1996 Annual Report at pages 34-35 under "Review of Operations--Segment Information" (pages 12-13 of Exhibit
      13), is incorporated herein by reference.

         Eli Lilly International Corporation, a subsidiary, coordinates the Company's manufacture and sale of products outside the United States.

         Local restrictions on the transfer of funds from branches and subsidiaries located abroad (including the availability of dollar exchange) have not to date been a significant deterrent in the Company's overall operations abroad. The Company cannot predict what effect these restrictions or the other risks inherent in foreign operations, including possible nationalization, might have on its future operations or what other restrictions may be imposed in the future. In addition, changing currency values can either favorably or unfavorably affect the financial position and results of operations of the Company. The Company actively manages its foreign exchange risk through various hedging techniques including the use of foreign currency contracts. Further information on the Company's hedging program is contained in Note 6 to the Company's financial statements for 1996, "Financial Instruments -- Risk Management Instruments and Off-Balance Sheet Risk", at pages 41-42 of the Company's 1996 Annual Report (pages 19-20 of Exhibit 13).

      Item 2.   PROPERTIES

         The Company's principal domestic and international executive offices are located in Indianapolis. At December 31, 1996, the Company owned 14 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 9.4 million square feet of floor area. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina and Mayaguez, Puerto Rico. The Company also leases sales offices in a number of cities located in the United States and abroad. PCS owns or leases administrative facilities in Scottsdale, Arizona, containing an aggregate of approximately 473,000 square feet, and leases a 94,000 square foot mail-order pharmacy facility in Fort Worth, Texas. It also leases administrative space in other cities in the United States. Integrated Medical Systems leases administrative space in a number of locations.

         The Company has 27 production and distribution facilities in 19 countries outside the United States and Puerto Rico, containing an aggregate of approximately 4.0 million square feet of floor space. Leased production and warehouse facilities are utilized in Puerto Rico and 15 countries outside the United States.

         The Company's research and development facilities in the United States consist of approximately 3.7 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Its major research and development facilities abroad are located in Belgium and the United Kingdom and contain approximately 341,000 square feet.
      The Company also owns two tracts of land, containing an aggregate of approximately 1,700 acres, a portion of which is used for field studies of products.

         The Company believes that none of its properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business of the Company. The buildings owned by the Company are of varying ages and in good condition.

      Item 3.   LEGAL PROCEEDINGS

         Prozac Patent Litigation. In March 1996 the Company was informed by Barr Laboratories, Inc. ("Barr") that it had submitted an abbreviated new drug application to the U.S. FDA seeking to market a generic form of Prozac in the United States several years before the expiration of the Company's patents. Barr has alleged that the Company's U.S. patents covering Prozac are invalid and unenforceable. On April 11, 1996, the Company filed suit in the United States District Court for the Southern District of Indiana seeking a ruling that Barr's challenge to the Company's patents is without merit. A trial date has been set for January 1998. The compound patent expires in February 2001 and a use patent for the mechanism of action by which Prozac operates expires in December 2003. These patents are material to the Company. The Company believes that Barr's claims are without merit and that the Company should be successful in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the Company will prevail. An unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

         Product Liability Litigation. The Company is currently a defendant in a variety of product litigation matters involving primarily diethylstilbestrol ("DES") and Prozac. In approximately 275 actions, including several with multiple claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who ingested DES during pregnancy. In March 1996 a suit was filed in the federal district court for the Eastern District of New York against the Company and several other manufacturers purporting to be a class action on behalf of New York resident women who were exposed to DES in utero. The suit does not seek compensation for personal injuries but instead seeks establishment of a fund for various expenses allegedly incurred as a result of DES exposure. In another approximately 28 actions, plaintiffs seek to recover damages as a result of the ingestion of Prozac.

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

         The federal suits include a certified class action on behalf of a majority of retail pharmacies in the United States (the "Federal Class Action"). The class plaintiffs allege an industrywide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The Company and several other manufacturers have agreed to settle the Federal Class Action. The settlement amount, which is not material, was accrued by the Company in the fourth quarter of 1995. The settlement was approved by the District Court but an appeal was subsequently taken and is pending. The other federal suits, brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. The suits seek treble damages and injunctive relief against allegedly discriminatory pricing practices. With respect to the Robinson-Patman Act claims, the District Court has designated certain plaintiffs and defendants named in the individual suits (not including the Company) to participate in an initial trial or trials of the claims. No trial dates have been set. Robinson-Patman claims asserted in the suits against nondesignated defendants, including the Company, are stayed.

         In addition, there are a number of related state court cases. The state court suits typically seek money damages and injunctive relief against allegedly discriminatory pricing practices. Cases have been brought in Alabama, California, Minnesota, and Wisconsin by retail pharmacies alleging violations of various state antitrust and pricing laws, purporting to be class actions on behalf of all retail pharmacies in those states. The court in California has certified a class of retail pharmacies. Cases have also been brought in state courts in Alabama, Arizona, California, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, Tennessee, Washington and Wisconsin that purport to be class actions on behalf of consumers of prescription pharmaceuticals, alleging violations of state antitrust and pricing laws. The courts in California and the District of Columbia have certified classes of consumer plaintiffs, while the Minnesota court denied class certification. The New York and Washington cases have been dismissed and appeals are pending.
      The Alabama, Florida, and Kansas cases have been removed to federal court. The Alabama case was transferred to the MDL court in Chicago, and the court denied a motion to remand to the state court. In the Florida and Kansas cases, there are pending both motions to remand to the state courts and petitions to transfer to the MDL court in Chicago.

         Other Matters. In June 1995, Bank Pharmacy, a California retail pharmacy, filed an action in federal district court in the Northern District of California against the Company and PCS alleging that the Company's acquisition of PCS violated federal antitrust laws. The
      suit seeks divestiture of PCS by the Company.   The Company believes
      the claim is without merit.

         In March 1996, the Federal Trade Commission ("FTC") commenced a non-public investigation focusing on the pricing practices described under "Pricing Litigation" above. In July 1996, the Company received a subpoena from the FTC requesting production of certain documents. The Company believes that all of its actions have been lawful and proper and is cooperating with the investigation.

         In October 1996, the FTC issued a subpoena to the Company and PCS requesting production of certain documents in connection with a non-public investigation reviewing whether the relationships and activities between pharmacy benefit management companies and pharmaceutical companies have violated federal antitrust law, including a review of whether the Company has violated the consent decree it entered into at the time it acquired PCS in 1994. The Company believes that all its actions and those of PCS have been lawful, proper and in compliance with the PCS consent decree. The Company and PCS are cooperating with the FTC's investigation.

         The Company is also a defendant in other litigation, including product liability and patent suits, of a character regarded as normal to its business.

         While it is not possible to predict or determine the outcome of the legal actions and investigations pending against the Company, the Company believes that except as noted above, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1996, no matters were submitted to a vote of security holders.


                                     PART II

      Item 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS

         Information relating to the principal market for the Company's common stock and related stockholder matters, set forth in the Company's 1996 Annual Report under "Review of Operations---elected Quarterly Data (unaudited)," at page 36 (page 14 of Exhibit 13), and "Review of Operations---elected Financial Data (unaudited)," at page 37 (page 15 of Exhibit 13), is incorporated herein by reference.

      Item 6.   SELECTED FINANCIAL DATA

         Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 1996 Annual Report under "Review of Operations--Selected Financial Data (unaudited)," at page 37 (page 15 of Exhibit 13), are incorporated herein by reference.

      Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following portions of the Company's 1996 Annual Report (found at pages 1-6 and 32-34 of Exhibit 13) constitute management's discussion and analysis of results of operations and financial condition and are incorporated herein by reference:

       "Review of Operations--Operating Results and Net Income--1996"
         (pages 24, 25,  and 27)
       "Review of Operations--Operating Results and Net Income--1995"
         (pages 27-28)
       "Review of Operations--Financial Condition" (pages 28-29) "Review of Operations--Environmental and Legal Matters" (pages
         29 and 32)
       "Review of Operations--Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements" (page 32)

      Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)1 and included in the Company's 1996 Annual Report at pages 26, 30, 31, and 33 (Consolidated Statements of Income, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows), pages 34 and 35 (Segment Information), and pages 38-51 (Notes to Consolidated Financial Statements) (together, pages 8-13 and 16-29 of Exhibit 13), and the Report of Independent Auditors set forth in the Company's 1996 Annual Report at page 52 (page 31 of Exhibit 13), are incorporated herein by reference.

         Information on quarterly results of operations, set forth in the Company's 1996 Annual Report under "Review of Operations--Selected Quarterly Data (unaudited)," at page 36 (page 14 of Exhibit 13), is incorporated herein by reference.

      Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

      Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the Company's directors, set forth in
      Section 1 of the Company's Proxy Statement dated March 5, 1997 (the "Proxy Statement"), under "Nominees for Election" and "Certain Information Concerning Director Nominees and Directors Continuing in Office," at pages 1-5, is incorporated herein by reference. Information relating to the Company's executive officers is set forth at pages 7-8 of this Form 10-K under "Executive Officers of the Company." Information relating to certain filing obligations of directors and executive officers under the federal securities laws, set forth in the Proxy Statement under "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" at page 19, is also incorporated herein by reference.

      Item 11.  EXECUTIVE COMPENSATION

         Information relating to executive compensation, set forth in
      Section 1 of the Proxy Statement under "Directors' Compensation", "Executive Compensation", "Compensation Committee Interlocks", "Retirement Plan", and "Change-in-Control Severance Pay Arrangements" at pages 8-18, is incorporated herein by reference, except that the Compensation and Management Development Committee Report and Performance Graph are not so incorporated.

      Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

         Information relating to ownership of the Company's common stock by persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in Section 1 of the Proxy Statement under "Common Stock Ownership by Directors and Executive Officers," at pages 6-7, and "Principal Holders of Common Stock," at page 7, is incorporated herein by reference.

      Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in Section 1 of the Proxy Statement entitled "Certain Business Relationships" at page 18 is incorporated herein by reference.


                                     PART IV

      Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

      (a)1.     Financial Statements

         The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 1996 Annual Report at the pages indicated in parentheses, are incorporated by reference in
      Item 8:

           Consolidated Statements of Income--Years Ended December 31, 1996, 1995, and 1994 (page 26) (page 8 of Exhibit 13)

           Consolidated Balance Sheets--December 31, 1996 and 1995 (pages 30-31) (pages 9-10 of Exhibit 13)

           Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995, and 1994 (page 33) (page 11 of Exhibit 13)

           Segment Information (pages 34-35) (pages 12-13 of Exhibit 13)

           Notes to Consolidated Financial Statements (pages 38-51) (pages 16-29 of Exhibit 13)

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

      (a)3.     Exhibits

      3.1   Amended Articles of Incorporation

      3.2   By-laws

      4.1   Rights Agreement dated as of July 18, 1988, between
            Eli Lilly and Company and Bank One, Indianapolis, NA

      4.2 Form of Indenture dated as of February 21, 1989, between Eli Lilly and Company and Merchants National
            Bank & Trust Company of Indianapolis, as Trustee

      4.3   Form of Eli Lilly and Company Five Year Convertible Note

      4.4 Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

      4.5 Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

      4.6 Form of Indenture dated as of September 5, 1991, among the Lilly Savings Plan Master Trust Fund C, as Issuer; Eli Lilly and Company, as Guarantor; and Chemical Bank, as Trustee1

      4.7 Form of Fiscal and Paying Agency Agreement dated July 8, 1993, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 5-1/2% Notes Due 19981

      4.8 Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-1/8% Notes Due February 7, 20001

      4.9 Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 20051

      10.1  1984 Lilly Stock Plan, as amended2

      10.2  1989 Lilly Stock Plan, as amended2

      10.3  1994 Lilly Stock Plan, as amended2

      10.4  The Lilly Deferred Compensation Plan, as amended2

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

      10.7 Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees2

      10.8 Letter Agreement dated September 3, 1993, between the Company and Vaughn D. Bryson2

      11.   Computation of Earnings Per Share on Primary and Fully Diluted Bases

      12.   Computation of Ratio of Earnings to Fixed Charges

      13. Annual Report to Shareholders for the Year Ended December 31, 1996 (portions incorporated by reference into this Form 10-K)

      21.   List of Subsidiaries

      23.   Consent of Independent Auditors

      27.   Financial Data Schedule

      99. Cautionary Statement under Private Securities Litigation Reform Act of 1995 -- "Safe Harbor" for Forward-Looking Disclosures

      (b)  Reports on Form 8-K

         The Company filed no reports on Form 8-K during the fourth quarter of 1996.

-------------------
   2 Indicates management contract or compensatory plan.

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

                                    ELI LILLY AND COMPANY


                                    By s/Randall L. Tobias
                                       --------------------------------
                                       (Randall L. Tobias, Chairman of the
                                          Board and Chief Executive Officer)

                                                        March 18, 1997


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

           SIGNATURE                TITLE
      -----------------------------------------------------------------

      s/Randall L. Tobias           Chairman of the Board, Chief Executive
      -------------------------     Officer, and Director (principal
      (RANDALL L. TOBIAS)           executive officer)


      s/Charles E. Golden           Executive Vice President, Chief Financial
      -------------------------     Officer, and a Director (principal
      (CHARLES E. GOLDEN)           financial officer)


      s/Arnold C. Hanish            Chief Accounting Officer
      -------------------------     (principal accounting officer)
      (ARNOLD C. HANISH)


      s/Evan Bayh                   Director
      -------------------------
      (EVAN BAYH)


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



                           TRADEMARKS USED IN THIS REPORT


             Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this Report, appear with an initial capital and are followed by the symbol (R) or (TM), as applicable. In subsequent uses of the marks in the Report, the symbols are omitted.