Form 10-Q
period 1997-03-31
LILLY ELI & CO
filed 1997-05-15
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-Q

                 Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                        FOR THE QUARTER ENDED MARCH 31, 1997

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
              Yes      X     No

              The number of shares of common stock outstanding as of April 30, 1997:

                      Class              Number of Shares Outstanding

                      Common                     555,388,595

         PART I    FINANCIAL INFORMATION

         Item 1.    Financial Statements

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (Unaudited)

                        Eli Lilly and Company and Subsidiaries


                                                       Three Months
                                                      Ended March 31,
                                                    1997         1996
                                                    (Dollars in millions
                                                    except per-share data)

       Net sales .............................  $1,953.0      $1,783.3

       Cost of sales .........................     541.3         518.0
       Research and development ..............     301.2         276.0
       Marketing and administrative ..........     471.7         460.0
       Interest expense ......................      60.6          69.9
       Other (income) expense - net ..........       1.4         (64.4)
                                                 1,376.2       1,259.5
       Income before income taxes ............     576.8         523.8
       Income taxes ..........................     144.2         134.6

       Net income ............................  $  432.6      $  389.2

       Earnings per share ....................      $ .79         $ .71

       Dividends paid per share ..............      $ .36         $ .3425

         See Notes to Consolidated Condensed Financial Statements.

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Unaudited)
                       Eli Lilly and Company and Subsidiaries

                                            March 31,        December 31,
                                               1997              1996

                                                      (Millions)

                               ASSETS
       CURRENT ASSETS
          Cash and cash equivalents ....... $ 1,042.1        $   813.7
          Short-term investments ..........      75.4            141.4
          Accounts receivable, net of
            allowances for doubtful accounts
            of $66.3 (1997) and $82.4 (1996)  1,554.1          1,474.6
          Other receivables ...............     240.7            262.5
          Inventories .....................     876.3            881.4
          Deferred income taxes ...........     312.9            145.2
          Prepaid expenses ................     174.2            172.5
          TOTAL CURRENT ASSETS ............   4,275.7          3,891.3

       OTHER ASSETS
          Prepaid retirement ..............     517.2            512.9
          Investments .....................     408.2            443.5
          Goodwill and other intangibles,
           net of allowances for amortization
           of $341.4 (1997) and $311.0 (1996) 3,995.0          4,028.2
          Sundry ..........................   1,123.2          1,124.3
                                              6,043.6          6,108.9

       PROPERTY AND EQUIPMENT
          Land, buildings, equipment, and
            construction-in-progress ......   7,002.5          7,096.4
          Less allowances for depreciation    2,808.2          2,789.4
                                              4,194.3          4,307.0
                                            $14,513.6        $14,307.2

                  LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES
          Short-term borrowings ........... $ 1,333.6       $ 1,212.9
          Accounts payable ................     694.8           829.3
          Employee compensation ...........     236.4           388.4
          Dividends payable ...............       -             198.8
          Income taxes payable ............     965.5           691.8
          Other liabilities ...............     831.4           901.0
          TOTAL CURRENT LIABILITIES .......   4,061.7         4,222.2

       LONG-TERM DEBT .....................   2,509.6         2,516.5
       DEFERRED INCOME TAXES ..............     375.4           376.0
       RETIREE MEDICAL BENEFIT OBLIGATION .     126.7           136.4
       OTHER NONCURRENT LIABILITIES .......     870.7           956.0
                                              3,882.4         3,984.9

       COMMITMENTS AND CONTINGENCIES ......       -               -
       SHAREHOLDERS' EQUITY
          Common stock ....................     355.6           355.6
          Additional paid-in capital ......       -              67.4
          Retained earnings ...............   7,629.3         7,207.3
          Deferred costs-ESOP .............    (171.4)         (176.9)
          Currency translation adjustments     (169.7)          (57.4)
                                              7,643.8         7,396.0
          Less cost of common stock in
          treasury ....................       1,074.3         1,295.9
                                              6,569.5         6,100.1
                                            $14,513.6       $14,307.2

      See Notes to Consolidated Condensed Financial Statements.

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                       Eli Lilly and Company and Subsidiaries

                                                      Three Months Ended
                                                           March 31,
                                                      1997       1996
                                                        (Millions)

        OPERATING ACTIVITIES
        Net income ..............................    $432.6     $389.2
        Adjustments to Reconcile Net Income to
          Cash Flows from Operating Activities:
        Changes in operating assets and
        liabilities .............................    (121.8)    (395.4)
        Change in deferred taxes ................    (153.4)     157.2
        Depreciation and amortization ...........     139.0      132.7
        Other items, net ........................       7.3      (62.7)

        NET CASH FLOWS FROM OPERATING ACTIVITIES      303.7      221.0

        INVESTING ACTIVITIES
        Net additions to property and equipment . (58.7) (101.1) Additions to sundry assets and
        intangibles .............................     (16.1)      (9.6)
        Reduction of investments ................     137.4       55.5
        Additions to investments ................     (60.2)     (75.7)
        Acquisitions ............................      (0.2)     (86.0)

        NET CASH FROM (USED FOR) INVESTING              2.2     (216.9)
        ACTIVITIES ..............................

        FINANCING ACTIVITIES
        Dividends paid ..........................    (197.9)    (187.6)
        Purchase of common stock and other
           capital transactions .................      53.0       (7.8)
        Net additions to short-term borrowings ..     114.9      109.6
        Net additions (reductions) to long-term
           debt .................................       7.6       (0.4)

        NET CASH USED FOR FINANCING ACTIVITIES ..     (22.4)     (86.2)

        Effect of exchange rate changes on cash .     (55.1)     (19.0)

        NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS ..........................     228.4     (101.1)

        Cash and cash equivalents at January 1 ..     813.7      999.5

        CASH AND CASH EQUIVALENTS AT MARCH 31 ...  $1,042.1     $898.4

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

         Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, the Company has been designated as one of several potentially responsible parties with respect to certain sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. The Company also continues remediation of certain of its own sites. The Company has accrued for estimated Superfund cleanup costs, remediation, and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to the payment of those costs. The Company has reached a settlement with its primary liability insurance carrier providing for coverage for certain environmental liabilities and has instituted litigation seeking coverage from certain excess carriers.

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

         The settlement has been approved by the U.S. District Court but an appeal of that decision is pending. Other related suits, brought in federal and state courts by several thousand pharmacies, involve claims of price discrimination or claims under other pricing laws. Additional cases have been brought on behalf of consumers in several states.

         The environmental liabilities and litigation accruals have been reflected in the Company's consolidated balance sheet at the gross amount of approximately $398 million at March 31, 1997. Estimated insurance recoverables of approximately $254 million have been reflected as assets in the consolidated balance sheet at March 31, 1997.

         Barr Laboratories, Inc. (Barr) has submitted an Abbreviated New Drug Application (ANDA) seeking FDA approval to market a generic form of Prozac several years before expiration of the company's patents. The ANDA asserts that Lilly's U.S. patents covering Prozac are invalid and unenforceable. Lilly has filed suit in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. While the Company believes Barr's claims are without merit, there can be no assurance that the Company will prevail. An unfavorable outcome of this claim could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

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

         ACCOUNTING CHANGES

         Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires that each party to a transfer analyze the components of financial asset transfers and recognize only assets it controls and liabilities it has incurred, derecognize assets only when control has been surrendered and derecognize liabilities only when they have
         been extinguished.   Adoption of this statement did not have a
         material impact on the Company's consolidated results of operations or financial position.

         In February 1997, SFAS No. 128, ``Earnings per Share'', was issued. The statement must be adopted by the Company on December
         31, 1997 for the fourth quarter and the year then ended.   Under
         provisions of this statement, the Company will be required to change the method currently used to compute earnings per share as presented on the income statement and Exhibit 11 to the Form 10-Q and present both "basic" and "diluted" earnings per share on the income statement. As a consequence of this change, earnings per share for previously reported periods will be restated. Implementation of this standard is not expected to materially impact earnings per share as reported by the Company.

         SUBSEQUENT EVENT

         The Company has reached an agreement with The Dow Chemical Company (Dow) whereby Dow will acquire the Company's 40 percent interest in DowElanco. The purchase price will be approximately $1.2 billion resulting in a gain, net of tax, of approximately $310 to $340 million. The transaction is expected to close by June 30, 1997, subject to necessary governmental approvals.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         OPERATING RESULTS:

         The Company's sales for the first quarter increased 10 percent as compared with the first quarter of 1996. Sales inside the United States increased 20 percent while sales outside of the United States decreased 5 percent. Compared with the first quarter of 1996, worldwide sales volume growth of 12 percent and a 1 percent increase in selling prices were partially offset by unfavorable exchange rate comparisons of 3 percent.

         Worldwide pharmaceutical sales increased 10 percent in the first quarter compared with the same period last year. Worldwide sales of three of the Company's newer products contributed $163.4 million to this increase. Zyprexa(TM), launched in the fourth quarter of 1996, had first quarter sales of $105.4 million, Gemzar(R) sales grew to $33.1 million, an increase of $29.1 million, and ReoPro(R) sales of $51.7 million reflected an increase in the quarter of $28.9 million. Prozac sales in the first quarter of 1997 were $563.4 million, a decrease of 3 percent from the first quarter of 1996. U.S. sales of Prozac increased 3 percent, but were more than offset by declines in international sales. The Company expects moderate growth in Prozac sales for the full year of 1997. Among other major products, Humulin(R) increased 1 percent to $209.8 million and Axid(R) increased 9 percent to $163.6 million. Health-care-management revenues, primarily in the U.S., were $117.7 million for the quarter, an increase of 52 percent. Worldwide anti-infective sales decreased $42.2 million (11 percent) in the first quarter, due in part to continued generic competition in certain markets and unfavorable exchange rates. The primary contributor to the decline was Ceclor(R), which decreased 11 percent to $140.3 million. The Company anticipates that 1997 sales of anti-infectives will be slightly below 1996 levels due largely to continued pricing pressures.

         U.S. pharmaceutical sales and services growth of 21 percent during the quarter was primarily due to increased volume. The sales increase was driven by Zyprexa, ReoPro, and Gemzar. Prozac sales increased 3 percent to $435.7 million in the first quarter, despite the negative effect of U.S. wholesaler purchasing patterns. First quarter 1997 Prozac sales were slowed as a result of wholesaler stocking at the end of 1996. In addition, sales comparisons were adversely affected by wholesaler stocking that occurred in the first quarter of 1996. Axid sales increased to $138.0 million (up 19 percent) in the first quarter, partly due to the positive effect of wholesaler stocking patterns.
         These increases were offset, in part, by a slight decline in anti-infective sales (3 percent) and decreased Humulin sales (3 percent).

         International pharmaceutical sales decreased 5 percent in the first quarter with volume growth of 6 percent being more than offset by an 8 percent unfavorable exchange rate impact and a 3
         percent reduction in selling prices.   Prozac experienced a 17
         percent decline in sales due to continuing generic competition in Canada and Australia, unfavorable exchange rates, and competitive
         pressures in France.   Anti-infective sales decreased 14 percent
         in the quarter due in part to unfavorable exchange rates and a mild flu season in Europe. These decreases were offset somewhat by increased sales of Humulin, Zyprexa, Gemzar, and ReoPro.

         Worldwide sales of animal health products increased 1 percent over the first quarter of 1996 driven by volume growth of 4 percent.

         Cost of sales decreased in the first quarter to 27.7 percent of sales from 29.0 percent of sales in the same quarter of 1996. This decrease is primarily the result of continued productivity improvements, enhanced plant utilization, and favorable changes in product mix. These improvements were offset in part by increased health-care-management service revenues, which have lower margins than pharmaceutical products. For the year, the Company anticipates that cost of sales as a percent of sales will increase slightly from 1996 levels as reductions in costs as a percent of sales for the core pharmaceutical business will likely be more than offset by increases in revenues from health-care-management services.

         Operating expenses increased 5 percent in the first quarter compared with the same period in 1996. The increase reflects a 9 percent growth in research and development due to clinical trial expenditures and increased activity under research collaborations. Marketing and administrative expenses increased only 3 percent from the first quarter of 1996, largely as a result of cost-containment and expense-management programs put in place in the last half of 1996. The Company expects additional growth in marketing and administrative expenses in 1997 primarily to support the global sales of its newer products and anticipated future product launches.

         Compared to the first quarter of 1996, interest expense decreased $9.3 million (13 percent) due to a decline in the Company's short-term borrowings.

         Net other expense for the quarter was $66 million higher than the first quarter of 1996. This increase results from a $24 million one-time charge in the first quarter of 1997 related to the discontinuance of a research collaboration with Somatogen, Inc. and reduced income from licensing agreements in comparison with the first quarter of 1996.

         The Company's estimated tax rate was 25.0 percent in the first quarter of 1997 versus a tax rate of 25.7 percent in the first quarter of 1996. The estimated effective tax rate for the first quarter of 1997 essentially equals the annual 1996 rate of 25 percent. The decline from the first quarter of 1996 is primarily the result of changes in the mix of earnings between jurisdictions having differing tax rates and the effectiveness of various tax planning strategies. The Company expects current tax strategies will allow its 1997 effective tax rate to remain approximately the same as the 1996 annual rate.

         As a consequence of the growth in sales-related gross margins and the reduced estimated tax rate, partially offset by modest operating expense growth and increased other expenses, net income of $432.6 million and earnings per share of $0.79 both reflected an 11 percent increase compared to the first quarter of 1996. Without the one-time charge related to Somatogen, earnings per share would have been $0.82, a 15 percent increase.

         FINANCIAL CONDITION

         As of March 31, 1997, cash, cash equivalents, and short term investments totaled $1.1 billion as compared with $955 million at December 31, 1996. Total debt at March 31, 1997, was $3.8 billion, an increase of approximately $100 million from December 31, 1996. The increase primarily reflects additional borrowings necessary to fund normal seasonal operating needs. Short-term debt aggregating $1.3 billion is primarily in the form of commercial paper.

         The Company believes that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund essentially all the Company's operating needs, including debt service, capital expenditures, and dividends for the remainder of 1997. The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The outstanding commercial paper is also backed by committed bank credit facilities.

         The Company continues to evaluate the recoverability of PCS
         Health Systems, Inc.'s (PCS) long-lived assets, including intangibles, pursuant to Statement of Financial Accounting Standards (SFAS) No. 121. In performing its past review under SFAS No. 121, the Company compared expected undiscounted cash flows to the carrying value of PCS'long-lived assets, which aggregate to approximately $3.8 billion. Past estimates of the undiscounted cash flows from PCS indicated that PCS' carrying value was expected to be recovered over the remaining life of the assets. While revenues and profits are growing and new capabilities are being developed, the rapidly changing, competitive and highly regulated nature of PCS' business environment has prevented the Company from significantly increasing PCS' operating profits from levels prior to the acquisition. Further, the Company has been unable to attract suitable pharmaceutical co-investors that could benefit from and further expand the capabilities of PCS. The Company is continuing to update its assessment as additional information becomes available. Accordingly, it is reasonably possible that the Company's estimate of PCS' undiscounted cash flows could change in the near term.
         If the estimated cash flows fall below the carrying amount of the assets, an impairment loss would be recognized. The Company would be required to reduce the carrying value of PCS to current fair value which would be significantly less than the current carrying value.

         PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         Under the safe harbor provisions of the Private Securities Litigation Reform Act Of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company are subject to risks and uncertainties which may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, and other factors which may affect the Company's operations are discussed in Exhibit 99 to this Form 10-Q filing.

         PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Pricing Litigation. Reference is made to the discussion of In re Brand Name Prescription Drugs Antitrust Litigation (MDL No. 997) and related cases contained in the Company's Form 10-K for the year ended December 31, 1996, under Part I, Item 3, "Legal Proceedings". Certain of the class plaintiffs in the Federal Class Action have brought a separate suit in federal court in the Northern District of Illinois against the Company and other defendants who were part of the settlement of the Federal Class Action. The suit alleges that the defendants conspired to delay implementation of certain non-monetary commitments of the settlement agreement. These plaintiffs are seeking a preliminary injunction compelling the defendants to comply with certain portions of the settlement agreement notwithstanding that it is subject to an appeal. The Company and other defendants have sought a stay of the matter pending a ruling by the Seventh Circuit on the appeal of the settlement agreement.

         There have also been developments in some of the related state court cases. Among the consumer cases, the Florida and Tennessee cases now include consumer protection law claims under state unfair trade practices statutes. The Tennessee consumer case has been removed to federal court. Plaintiffs have sought to remand the case to state court and defendants have petitioned to transfer the case to the MDL court in Chicago. In the Alabama retailer case, a trial date has been set for October, 1997. In the Alabama consumer case, pending in federal court in Chicago, the Seventh Circuit Court of Appeals recently agreed to review the propriety of federal jurisdiction over the lawsuit.

         Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits.  The following documents are filed as exhibits to this Report:

              11.  Statement re:  Computation of Earnings Per Share on
                                  Primary and Fully Diluted Bases

              12.  Statement re:  Computation of Ratio of Earnings from
                                  Continuing Operations to Fixed Charges

              27.  Financial Data Schedule

              99.  Cautionary Statement Under Private Securities
                   Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the first quarter of 1997.

                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ELI LILLY AND COMPANY
                                    (Registrant)


       Date  May 15, 1997           S/Daniel P. Carmichael
                                    Daniel P. Carmichael
                                    Secretary and Deputy General Counsel


       Date  May 15, 1997           S/Arnold C. Hanish
                                    Arnold C. Hanish
                                    Director, Corporate Accounting and
                                       Chief Accounting Officer

         INDEX TO EXHIBITS

         The following documents are filed as a part of this Report:

                   Exhibit

               11.   Statement re:  Computation of Earnings Per
                     Share on Primary and Fully Diluted Bases

               12. Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

               27.   Financial Data Schedule

               99. Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures