Form 10-Q
period 1997-06-30
LILLY ELI & CO
filed 1997-08-12
CIK 59478

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997


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
     Yes   X     No
          ---       ---

     The number of shares of common stock outstanding as of July 31, 1997:


           Class               Number of Shares Outstanding
           -----               ----------------------------

           Common                      556,243,558

                        PART I    FINANCIAL INFORMATION
                        -------------------------------


Item 1.  Financial Statements


                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                    Eli Lilly and Company and Subsidiaries

                                      Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                   1997         1996        1997         1996
                                ------------------------------------------------
                                   (Dollars in millions except per-share data)

Net sales                        $ 1,988.7    $1,698.3    $ 3,941.7   $3,481.6

Cost of sales                        548.8       505.1      1,090.1    1,023.1
Research and development             326.7       273.4        627.9      549.4
Marketing and administrative         572.7       479.0      1,044.4      939.0
Asset impairment                   2,443.0         -        2,443.0        -
Gain on sale of DowElanco           (618.2)        -         (618.2)       -
Interest expense                      62.5        75.5        123.1      145.4
Other income - net                   (57.9)     (100.0)       (56.5)    (164.4)
                                 ---------    --------    ---------   --------
                                   3,277.6     1,233.0      4,653.8    2,492.5
Income (loss) before income
  taxes                           (1,288.9)      465.3       (712.1)     989.1

Income taxes                         443.2       119.6        587.4      254.2
                                 ---------    --------    ---------   --------

Net income (loss)                $(1,732.1)   $  345.7    $(1,299.5)  $  734.9
                                 =========    ========    =========   ========

Earnings (loss) per share        $    (3.14)  $     .63   $    (2.36) $    1.34

Dividends paid per share         $      .36   $     .3425 $      .72  $     .685


See Notes to Consolidated Condensed Financial Statements.

                                   (PAGE 2)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                    Eli Lilly and Company and Subsidiaries

                                                      June 30,      December 31,
                                                        1997            1996
                                                     ---------------------------
                                                             (Millions)
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................    $ 1,853.0        $   813.7
  Short-term investments.........................        100.2            141.4
  Accounts receivable, net of allowances for
    doubtful amounts of $62.0 (1997) and
    $82.4 (1996).................................      1,387.8          1,474.6
  Other receivables..............................        277.6            262.5
  Inventories....................................        945.8            881.4
  Deferred income taxes..........................        189.3            145.2
  Prepaid expenses...............................        238.4            172.5
                                                     ---------        ---------
  TOTAL CURRENT ASSETS...........................      4,992.1          3,891.3

OTHER ASSETS
   Prepaid retirement............................        567.3            512.9
   Investments...................................        394.3            443.5
   Goodwill and other intangibles, net of
     allowances for amortization of
     $93.8 (1997) and $311.0 (1996)..............      1,557.3          4,028.2
   Sundry........................................        621.4          1,124.3
                                                     ---------        ---------
                                                       3,140.3          6,108.9

PROPERTY AND EQUIPMENT
  Land, buildings, equipment, and
    construction-in-progress.....................      7,039.9          7,096.4
  Less allowances for depreciation...............      2,883.4          2,789.4
                                                     ---------        ---------
                                                       4,156.5          4,307.0
                                                     ---------        ---------
                                                     $12,288.9        $14,307.2
                                                     =========        =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings..........................    $   578.0        $ 1,212.9
  Accounts payable...............................        815.4            829.3
  Employee compensation..........................        305.0            388.4
  Dividends payable..............................          -              198.8
  Income taxes payable...........................      1,117.8            691.8
  Other liabilities..............................        883.7            901.0
                                                     ---------        ---------
  TOTAL CURRENT LIABILITIES......................      3,699.9          4,222.2

LONG-TERM DEBT...................................      2,501.8          2,516.5
DEFERRED INCOME TAXES............................        401.6            376.0
RETIREE MEDICAL BENEFIT OBLIGATION...............        124.2            136.4
OTHER NONCURRENT LIABILITIES.....................        891.5            956.0
                                                     ---------        ---------
                                                       3,919.1          3,984.9

COMMITMENTS AND CONTINGENCIES....................          -                -

SHAREHOLDERS' EQUITY
  Common stock...................................        355.6            355.6
  Additional paid-in capital.....................          -               67.4
  Retained earnings..............................      5,633.6          7,207.3
  Deferred costs - ESOP..........................       (168.0)          (176.9)
  Currency translation adjustments...............       (182.6)           (57.4)
                                                     ---------        ---------
                                                       5,638.6          7,396.0
  Less cost of common stock in treasury..........        968.7          1,295.9
                                                     ---------        ---------
                                                       4,669.9          6,100.1
                                                     ---------        ---------
                                                     $12,288.9        $14,307.2
                                                     =========        =========


See Notes to Consolidated Condensed Financial Statements.

                                  ( PAGE 3 )

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                    Eli Lilly and Company and Subsidiaries

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                         1997           1996
                                                                                     --------------------------
                                                                                          (Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................................................            $(1,299.5)         $  734.9
Adjustments to reconcile net income (loss) to cash flows
   from operating activities:
Changes in operating assets and liabilities.............................               (140.3)           (176.4)
Change in deferred taxes................................................                 11.5             151.3
Depreciation and amortization...........................................                275.0             268.9
Gain from sale of DowElanco, net of tax.................................               (295.6)                -
Asset impairment, net of tax............................................              2,429.6                 -

Other items, net........................................................                (33.6)           (171.1)
                                                                                    ---------          --------

NET CASH FLOWS FROM OPERATING ACTIVITIES................................                947.1             807.6

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment.................................               (136.0)           (232.8)
Additions to sundry assets and intangibles..............................                (18.5)            (19.8)
Reduction of investments................................................                181.4             248.4
Additions to investments................................................               (124.8)           (121.7)
Proceeds from sale of DowElanco.........................................              1,200.0                 -
Acquisitions............................................................                 (0.5)            (89.1)
                                                                                    ---------          --------

NET CASH FROM (USED FOR) INVESTING ACTIVITIES...........................              1,101.6            (215.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid..........................................................               (396.8)           (375.1)
Purchases of common stock and other capital
  transactions..........................................................                 97.5             (69.7)
Net additions(reductions) to short-term borrowings......................               (643.0)             19.7
Net additions to long-term debt.........................................                  6.4                 -
                                                                                    ---------          --------

NET CASH USED FOR FINANCING ACTIVITIES..................................               (935.9)           (425.1)

Effect of exchange rate changes on cash.................................                (73.5)            (42.0)
                                                                                    ---------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............................              1,039.3             125.5

Cash and cash equivalents at January 1..................................                813.7             999.5
                                                                                    ---------          --------

CASH AND CASH EQUIVALENTS AT JUNE 30....................................            $ 1,853.0          $1,125.0
                                                                                    =========          ========

See Notes to Consolidated Condensed Financial Statements.

                                   {PAGE 4}

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods shown. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

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

The Company has been named, along with numerous other U.S. prescription drug manufacturers, as a defendant in a large number of related actions brought by retail pharmacies alleging violations of federal and state antitrust and pricing laws. The federal suits include a class action on behalf of the majority of U.S. retail pharmacies. The Company and several other manufacturers agreed to settle the federal class action case and the anticipated settlement was accrued in the fourth quarter of 1995. The settlement has been approved by the U.S. District Court but an appeal of that decision is pending. Separately, in June 1997 the Company reached a settlement with a large number of the remaining plaintiffs in the federal cases. Related suits, brought in federal and several state courts by a large number of retail pharmacies involving claims of price discrimination or claims under other pricing laws, remain pending. Additional cases have been brought on behalf of consumers in several states. The environmental liabilities and litigation accruals have been reflected in the Company's consolidated balance sheet at the gross amount of approximately $416 million at June 30, 1997. Estimated insurance recoverables have been

                                   (PAGE 5)
reflected as assets in the consolidated balance sheet of approximately $256 million at June 30, 1997.

Barr Laboratories, Inc. (Barr) and Geneva Pharmaceuticals, Inc. (Geneva) have each submitted Abbreviated New Drug Applications (ANDAs) seeking FDA approval to market generic forms of Prozac before the expiration of the Company's patents. The ANDAs assert that Lilly's U.S. patents covering Prozac are invalid and unenforceable. In April 1996, the Company filed suit against Barr in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. In June 1997, the Company filed a similar suit against Geneva in the same court. While the Company believes that the claims of Barr and Geneva are without merit, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

While it is not possible to predict or determine the outcome of the product liability, antitrust, patent, or other legal actions brought against the Company, or the ultimate cost of environmental matters, the Company believes that, except as noted above, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.


ASSET IMPAIRMENT

Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluated the recoverability of the long-lived assets, including intangibles, of its PCS health-care-management businesses. While revenues and profits are growing and new capabilities are being developed at PCS, the rapidly changing, competitive and highly regulated environment in which PCS operates has prevented the Company from significantly increasing PCS' operating profits from levels which existed prior to the acquisition. In addition, since the acquisition, the health-care industry trend toward highly managed care has been slower than originally expected and the possibility of selling a portion of PCS' equity to a strategic partner has not been realized. In the second quarter, concurrent with PCS' annual planning process, the Company determined that PCS' estimated future undiscounted cash flows were below the carrying value of PCS' long-lived assets. Accordingly, during the second quarter of 1997, the Company adjusted the carrying value of PCS' long-lived assets, primarily goodwill, to their estimated fair value of approximately $1.5 billion resulting in a noncash impairment loss of approximately $2.4 billion ($4.41 per share). The estimated fair value was based on anticipated future cash flows, discounted at a rate commensurate with the risk involved.


GAIN ON SALE OF DOWELANCO JOINT VENTURE

On June 30, 1997, The Dow Chemical Company acquired the Company's 40% interest in DowElanco. The cash purchase price was $1.2 billion resulting in a gain of $618.2 million ($295.6 million after-tax, or $.54 per share).


EARNINGS PER SHARE

Earnings per share are calculated based on the weighted-average number of outstanding common shares. Had it not been for the impairment loss incurred during the quarter, the Company would have been required to report its earnings per share on a fully-diluted basis. Current accounting rules require the elimination of common stock equivalents when they are anti-dilutive. It is anticipated, with the recent increase in the stock price, that the Company could be required to report its third-quarter earnings on a fully-diluted basis and to restate previously reported periods. This would have the effect of decreasing reported earnings per share by approximately 3%. In addition, further changes to the calculation of earnings per share will be required as a consequence of new accounting pronouncements as described in the "Accounting Changes" section.

                                    (PAGE 6)

ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, operations of the Company are exposed to continuing fluctuations in currency values and interest rates. These fluctuations can vary the costs of financing, investing and operating. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of documented corporate risk-management policies and do not create additional risk because gains and losses on derivative contracts offset losses and gains on the assets, liabilities and transactions being hedged. As derivative contracts are initiated, the Company designates derivative financial instruments individually to underlying financial instruments or anticipatory transactions (i.e., underlying exposures). Management reviews the correlation and effectiveness of its derivatives on a periodic basis. Derivative contracts which do not qualify for deferral hedge accounting are marked to market.

For terminations of derivatives receiving deferral accounting, gains and losses are deferred when the related underlying exposures remain outstanding and are included in the measurement of the related transaction or balance. In addition, upon termination of the underlying exposures, the derivative is marked to market and the resulting gain or loss is included with the gain or loss on the terminated transaction. The Company may re-designate the remaining derivative instruments to other underlying exposures.

Foreign Exchange Risk Management: The Company enters into foreign currency forward and option contracts to reduce the effect of fluctuating currency exchange rates (principally European currencies and the Japanese yen). Generally, foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from affiliate foreign currency balances. These contracts are marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on the underlying exposures. The Company also enters into option contracts to hedge anticipated foreign currency transactions, primarily intercompany inventory purchases expected to occur within the next year, and foreign currency forward contracts and currency swaps to hedge firm commitments. Gains and losses on these contracts that qualify as hedges are deferred and recognized as an adjustment of the subsequent transaction when it occurs. Forward and option contracts generally have maturities not exceeding 12 months.

Interest Rate Risk Management: The Company enters into interest rate swaps to lower funding costs, to diversify sources of funding or to alter interest rate exposures arising from mismatches between assets and liabilities. The Company designates the interest rate swaps as hedges of either underlying debt or anticipated debt issuances. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements.


ACCOUNTING CHANGES

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires that each party to a transfer analyze the components of financial asset transfers and recognize only assets it controls and liabilities it has incurred, derecognize assets only when control has been surrendered and derecognize liabilities only when they have been extinguished. Adoption of this statement did not have a material impact on the Company's consolidated results of operations or financial position. In February 1997, SFAS No. 128, "Earnings per Share", was issued. The statement must be adopted by the Company on December 31, 1997 for the fourth quarter and the year then ended. Under provisions of this statement, the Company will be required to change the method currently used to compute earnings per share as presented on the income statement and Exhibit 11 to the Form 10-Q and present both "basic" and "diluted" earnings per share on the

                                    (PAGE 7)
income statement. As a consequence of this change, earnings per share for previously reported periods will be restated. Implementation of this standard is not expected to materially impact earnings per share as reported by the Company.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. The statement must be adopted by the Company in the first quarter of 1998. Under provisions of this statement, the Company will be required to change the financial statement presentation of comprehensive income and its components to conform to these new requirements. As a consequence of this change, certain reclassifications will be necessary to previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure standard will not affect financial position or results of operations.

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. The statement must be adopted by the Company on December 31, 1998 for the year then ended. Under provisions of this statement, the Company will be required to change the financial statement disclosures for operating segments, products and services, geographic areas, and major customers. Implementation of this disclosure standard will not affect financial position or results of operations.

                                    (PAGE 8)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS:

The Company's sales for the second quarter of 1997 increased 17 percent compared with the second quarter of 1996. Sales inside the United States increased 29 percent while sales outside of the United States increased 2 percent. Compared with the second quarter of 1996, worldwide sales reflected volume growth of 19 percent and a 1 percent increase in selling prices which were partially offset by the unfavorable impact of exchange rates of 3 percent.

The Company's sales for the first six months of 1997 increased 13 percent compared to the same period in 1996. Sales inside the United States increased 25 percent while sales outside the United States declined 2 percent. Compared with the first six months of 1996, worldwide sales reflected volume growth of 15 percent and a 1 percent increase in selling prices which were partially offset by unfavorable exchange rate comparisons of 3 percent.

Worldwide pharmaceutical sales increased 18 percent and 14 percent for the second quarter and six months, respectively, compared with the same periods of 1996. Pharmaceutical sales growth for both the second quarter and the first six months of the year was led by strong performances by three of the Company's newer products, Gemzar/R/, ReoPro/TM/ and Zyprexa/R/. Launched in the fourth quarter of 1996, Zyprexa had second quarter sales of $156.0 million and six month sales of $261.4 million. Gemzar sales grew to $41.0 million in the second quarter and $74.0 million in the six month period, representing increases over the same periods in 1996 of $29.4 million and $58.5 million, respectively. ReoPro sales of $59.8 million in the second quarter and $111.5 million in the first half of the year reflected increases of $22.6 million and $51.5 million, respectively, as compared to the same periods in 1996. In addition, the quarter and six month period benefited from increased Prozac sales and increased health-care-management revenues. Prozac sales in the second quarter of 1997 were $597.6 million, an increase of 11 percent from the second quarter of 1996. For the first six months of 1997, Prozac sales were $1.2 billion, an increase of 4 percent. The Company expects moderate growth in Prozac sales for the full year of 1997. Strong growth in health-care-management revenues also contributed to the sales increases for the quarter and six months. Among other major products, Humulin/R/ increased 3 percent to $219.1 million for the second quarter and 2 percent to $428.8 million for the first six months of 1997, while Axid/R/ increased 1 percent to $119.4 million and 6 percent to $283.0 million for the respective periods. The pharmaceutical sales growth was partially offset by lower sales of anti-infectives which decreased $47.0 million (14 percent) in the second quarter and $89.3 million (13 percent) in the six month period. This decline was due in part to continued generic competition in certain markets and the impact of unfavorable exchange rates. Ceclor/R/ decreased 19 percent in the second quarter and 14 percent in the six month period, accounting for the majority of the decline in anti-infectives sales. The Company anticipates that 1997 sales of anti-infectives will be below 1996 levels due largely to continued pricing pressures as a result of generic competition.

The U.S. pharmaceutical sales growth of 31 percent ($272.6 million) during the second quarter and 26 percent ($473.7 million) in the six month period was primarily due to increased volume. Of the second quarter and year-to-date sales increases, Zyprexa contributed $125.8 million and $217.1 million, ReoPro contributed $17.4 million and $41.0 million, and Gemzar contributed $16.4 million and $35.4 million, respectively. In addition, Prozac sales in the U.S. increased 24 percent to $459.0 million in the second quarter and 13 percent to $894.7 million in the six month period. U.S. sales comparisons for Prozac benefited in the second quarter of 1997 from wholesaler stocking in the first quarter of 1996 which depressed sales levels in the second quarter of that year. Health-care-management revenues increased 41 percent for the second quarter and 46 percent for the six month period of 1997. These increases were offset, in part, by declines in the second quarter and six month sales of anti-infectives and Humulin. Anti-infectives declined 13 percent in the quarter and 7 percent for the first six months due to continued generic competition. Humulin sales declined 6 and 5 percent for the quarter and six

                                   (PAGE 9)
month periods, respectively, largely from the combined effect of competition from oral anti-diabetic agents and increased sales of the Company's insulin analogue, Humalog/R/.

International pharmaceutical sales increased 1 percent in the second quarter with volume growth of 10 percent being largely offset by an 8 percent unfavorable exchange rate impact and a 1 percent reduction in selling prices. For the six months, international pharmaceutical sales reflected a 2 percent decline resulting from 8 percent volume growth which was more than offset by an 8 percent unfavorable exchange rate impact and a 2 percent decline in selling prices. International pharmaceutical sales reflected increases in the sales of Gemzar, Humulin, ReoPro and Zyprexa. Prozac sales experienced 17 percent declines for both the second quarter and six month periods due to continuing generic competition, primarily in Canada. In addition, Prozac continued to experience competitive pressures in France. These negative impacts were partially offset by sales growth in the United Kingdom. Anti-infective sales decreased 15 percent in both the second quarter and year-to-date periods, due in part to continued generic competition in certain markets.

Worldwide sales of animal health products increased 9 percent over the second quarter of 1996 and 5 percent for the six month period, driven by volume growth rates of 11 percent and 7 percent in each of those periods, respectively.

Cost of sales decreased in the second quarter to 27.6 percent of sales from 29.7 percent of sales in the same quarter of 1996. Cost of sales for the first six months of 1997 was 27.7 percent of sales as compared to 29.4 percent in the prior year. The decreases for both periods were primarily the result of continued productivity improvements, enhanced plant utilization, and favorable changes in product mix. These improvements were offset in part by increased health-care-management service revenues, which have lower margins than pharmaceutical products. For the year, the Company anticipates that cost of sales as a percent of sales will approximate 1996 levels.

Operating expenses for 1997 increased 20 percent for the second quarter and 12 percent for the first half of the year. The increases reflect 19 percent and 14 percent growth rates in research and development for the second quarter and first six months, respectively, due largely to clinical trial expenditures and increased activity under external research collaborations. The Company expects spending in research and development to increase approximately 14 to 17 percent for 1997. Marketing and administrative expenses increased 20 percent from the second quarter of 1996 and 11 percent from the first six months. The second quarter increase in marketing and administrative expense is due in part to the settlement of a significant portion of the Company's remaining retail pharmacy pricing litigation. Excluding that charge, marketing and administrative expenses would have increased at a rate below that of sales. In addition, the second quarter and first six months of 1997 reflect increases in marketing and administrative expenses resulting from continued new product launches around the world, enhancements of the Company's global information technology capabilities and accruals for the Company's performance-based compensation programs. To support the global sales of its newer products, including future product launches, the Company expects the rate of growth of marketing and administrative expenses to increase in the last half of the year. However, this rate of growth is expected to be less than that of sales for the period.

The asset impairment in the second quarter of 1997 represents a noncash charge of approximately $2.4 billion ($4.41 per share) to adjust the carrying value of PCS health-care-management businesses' (PCS) long-lived assets, primarily goodwill, to their fair value of approximately $1.5 billion. While revenues and profits are growing and new capabilities are being developed at PCS, the rapidly changing, competitive and highly regulated environment in which PCS operates has prevented the Company from significantly increasing PCS' operating profits from levels which existed prior to the acquisition. In addition, since the acquisition, the health-care industry trend toward highly managed care has been slower than originally expected and the possibility of selling a portion of PCS' equity to a strategic partner has not been realized. Consequently, in the second quarter, concurrent with PCS' annual planning process, the Company determined that PCS' estimated future undiscounted cash flows were below the carrying value of PCS' long-lived assets. As a

                                   (PAGE 10)
consequence, the carrying value was adjusted to estimated fair value based on anticipated future cash flows, discounted at a rate commensurate with the risk involved.

On June 30, 1997, The Dow Chemical Company acquired the Company's 40% interest in DowElanco. The cash purchase price was $1.2 billion resulting in a gain of $618.2 million ($295.6 million after-tax, or $.54 per share).

Compared to the second quarter and six month period of 1996, interest expense decreased $13.0 million (17 percent) and $22.3 million (15 percent) due to a decline in the Company's short-term borrowings.

Net other income for the quarter was $42.1 million lower than the second quarter of 1996 and $107.9 million lower than the first six months of 1996. The decreases in both periods are due primarily to a higher level of sales in 1996 of equity securities held by the Company and income realized during 1996 from the sale of certain marketing rights. In addition, the decrease for the six month period reflects the impact of a $24 million charge in the first quarter of 1997 related to the discontinuance of a research collaboration with Somatogen, Inc.

The Company's reported tax rates for the second quarter and first six months of 1997 reflect the effects of the significant transactions which occurred during the second quarter. The tax expense from the $618.2 million DowElanco gain was $322.6 million while the tax benefit from the $2.4 billion PCS asset impairment was $13.4 million. The Company's estimated tax rate, excluding the impacts of those items, was 25.0 percent for both the second quarter and the first six months of 1997 compared to a tax rate of 25.7 percent for the same periods in 1996. The estimated effective tax rate for the second quarter essentially equals the annual 1996 rate of 25 percent. The decline from the second quarter and first six months of 1996 is primarily the result of changes in the mix of earnings between jurisdictions having different tax rates and the effectiveness of various tax planning strategies. The Company expects current tax strategies will allow its 1997 effective tax rate, excluding the impacts of the DowElanco gain and PCS asset impairment, to remain approximately the same as the 1996 annual rate.

Driven by the PCS asset impairment and the litigation settlement which were offset in part by the DowElanco gain, the second quarter of 1997 reflected a $1,732.1 million net loss ($3.14 per share). Without these significant events, second quarter net income would have been $417.2 million or $.76 per share on a weighted average shares basis, reflecting a 21 percent increase as compared with the second quarter of 1996 on a weighted average shares basis. These increases were primarily driven by the growth in sales, lower manufacturing costs as a percent of sales, reduced interest expense, and a lower estimated tax rate, partially offset by a decrease in other income. For the six month period, the net loss was $1,299.5 million or $2.36 per share. Net income without the second quarter significant events would have been $849.8 million or $1.54 per share on a weighted average shares basis, increases of 16 and 15 percent, respectively, over the first six months of 1996. These increases were driven by sales growth, lower manufacturing costs and operating expenses as a percent of sales, reduced interest expense, and a lower estimated tax rate, partially offset by a decrease in other income.

FINANCIAL CONDITION:

As of June 30, 1997, cash, cash equivalents and short-term investments totaled $1,953.2 million as compared with $955.1 million at December 31, 1996, a net increase of $998.1 million. Total debt at June 30, 1997, was $3,079.8 million, a decrease of $649.6 million from December 31, 1996. These changes in cash, cash equivalents, short-term investments and debt are primarily due to positive operating cash flows and the proceeds from the sale of DowElanco, a portion of which was used to pay down short-term borrowings (primarily commercial paper).

The Company believes that cash generated from operations in 1997, along with available cash and cash equivalents, will be sufficient to fund essentially all of the 1997 operating needs, including debt service, capital expenditures, and dividends. The Company anticipates that amounts available through

                                   (PAGE 11)
existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The outstanding commercial paper is supported by committed bank credit facilities.

Following the Company's announcement on June 23, 1997 of the noncash charge for the PCS asset impairment, the credit rating agencies affirmed the Company's current commercial paper and long-term debt ratings.


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

                                   (PAGE 12)

                          PART II   OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings.

Prozac Patent Litigation. Reference is made to the discussion in the Company's 1996 Form 10-K, under Part I, Item 3, "Legal Proceedings," of litigation between the Company and Barr Laboratories, Inc. (Barr) relating to the Company's U.S. Prozac patents. During the second quarter of 1997 the Company was informed that Geneva Pharmaceuticals, Inc. (Geneva) submitted an Abbreviated New Drug Application (ANDA) with the FDA for a generic formulation of Prozac. Like Barr's ANDA, the Geneva ANDA asserts that the Company's U.S. patents covering Prozac are invalid and unenforceable. On June 23, 1997, the Company sued Geneva in the United States District Court for the Southern District of Indiana (where the Barr suit is also pending) seeking a ruling that Geneva's challenge to the Company's patents is without merit. The Company has sought to consolidate the Barr and Geneva suits and the defendants have not opposed consolidation. A trial date has been set in the Barr suit in April 1998.

The Company believes that the claims of Barr and Geneva are without merit and that the Company should be successful in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the Company will prevail. An unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.


Pricing Litigation. Reference is made to the discussion of In re Brand Name Prescription Drugs Antitrust Litigation (MDL No. 997) and related cases contained in the Company's 1996 Form 10-K under Part I, Item 3, "Legal Proceedings," and in the Company's first quarter 1997 Form 10-Q under Part II,
Item 1, "Legal Proceedings." In June 1997, the Company reached a confidential settlement with a number of retail pharmacy and supermarket chains that were plaintiffs in the federal actions but had opted out of the federal class. These claims represent a significant portion of the remaining federal claims. The settlement resulted in a charge in the second quarter of 1997 that was not material.

There have also been developments in some of the related state court cases. Lilly and other defendants have reached with the claimants an agreement in principle, subject to court approval, to settle the retailer claims in Minnesota and Wisconsin. The proposed settlement amounts are immaterial. A new suit has been filed in state court in North Carolina on behalf of consumers of prescription drugs in that state. The Tennessee consumer case has now been transferred to the MDL court in the Northern District of Illinois.

                                   (PAGE 13)

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 21, 1997. The following is a summary of the matters voted on at the meeting.


  (a) The five management nominees for Director were elected to serve three-year terms ending in 2000, as follows:

      Nominee                      For        Withhold Vote
      -------                      ---        -------------

      Evan Bayh                394,127,549    108,228,491
      Charles E. Golden        495,696,146      6,659,894
      Kenneth L. Lay, Ph.D.    453,042,922     49,313,118
      Sidney Taurel            495,699,850      6,656,190
      Alva O. Way              402,981,654     99,374,386

      The terms of office of the following directors continued after the meeting: Steven C. Beering, M.D., Alfred G. Gilman, M.D., Ph.D., Karen N. Horn, Ph.D., J. Clayburn La Force, Jr., Ph.D., Franklyn G. Prendergast, M.D., Ph.D., Kathi P. Seifert, Randall L. Tobias and August M. Watanabe, M.D.


  (b) The appointment of Ernst & Young LLP as the Company's principal independent auditors was ratified by the following shareholder vote:

      For:        500,637,540
      Against:        679,173
      Abstain:      1,039,327


                                   (PAGE 14)

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

     12.  Statement re:  Computation of Ratio of Earnings from Continuing
                         Operations to Fixed Charges

     27.  Financial Data Schedule

     99. Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

(b)  Reports on Form 8-K.
     -------------------

     No reports on Form 8-K were filed during the second quarter of 1997.

                                   (PAGE 15)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ELI LILLY AND COMPANY
                                ---------------------
                                (Registrant)



Date   August 8, 1997           s/Daniel P. Carmichael
       --------------           ----------------------
                                Daniel P. Carmichael
                                Secretary and Deputy General Counsel



Date   August 8, 1997           s/Arnold C. Hanish
       --------------           ------------------
                                Arnold C. Hanish
                                Director, Corporate Accounting and
                                Chief Accounting Officer

                                   (PAGE 16)

INDEX TO EXHIBITS


The following documents are filed as a part of this Report:


          Exhibit                                                 Page
          -------                                                 ----

          11.  Statement re: Computation of Earnings Per Share
               on Primary and Fully Diluted Bases                  18

          12.  Statement re: Computation of Ratio of Earnings
               from Continuing Operations to Fixed Charges         19

          27.  Financial Data Schedule                             20

          99.  Cautionary Statement Under Private Securities
               Litigation Reform Act of 1995 - "Safe Harbor"
               for Forward-Looking Disclosures                     21


                                   (PAGE 17)