Form 10-Q
period 1997-09-30
LILLY ELI & CO
filed 1997-11-13
CIK 59478

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-Q

                    Quarterly Report Under Section 13 or 15(d) of the
                             Securities Exchange Act of 1934

                           FOR QUARTER ENDED SEPTEMBER 30, 1997


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

             Yes  X    No
                 ---      ---

             The number of shares of common stock outstanding as of October 31, 1997:

                     Class               Number of Shares Outstanding
                     -----               ----------------------------
                     Common                      1,109,314,830

                         PART I FINANCIAL INFORMATION


Item 1.    Financial Statements


                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                      (Unaudited)


                         Eli Lilly and Company and Subsidiaries

                                                  Three Months                 Nine Months
                                               Ended September 30,         Ended September 30,
                                               1997          1996          1997         1996
                                             ---------------------------------------------------
                                                  (Dollars in millions except per-share data)

Net Sales.................................    $2,160.1      $1,803.9      $6,101.8      $5,285.5

Cost of sales.............................       587.8         502.9       1,677.9       1,526.0
Research & development....................       345.4         290.7         973.3         840.1
Marketing & administrative................       587.2         473.1       1,631.6       1,412.1
Asset impairment..........................         -             -         2,443.0           -
Interest expense..........................        57.3          74.1         180.4         219.5
Other (income) - net......................       (16.3)        (96.3)        (72.8)       (260.7)
Gain on sale of DowElanco.................       (13.6)          -          (631.8)          -
                                               -------       -------       -------       -----
                                               1,547.8       1,244.5       6,201.6       3,737.0
                                               -------       -------       -------       -------
Income (loss) before income
   taxes..................................       612.3         559.4         (99.8)      1,548.5
Income taxes..............................       155.4         143.8         742.8         398.0
                                               -------       -------       -------       -------

Net income (loss).........................     $ 456.9       $ 415.6       $(842.6)     $1,150.5
                                               =======       =======       =======      ========

Earnings (loss) per share.................     $    .41      $    .38      $   (.77)    $    1.05

Dividends paid per share..................     $    .18      $    .1713    $    .54      $    .5138



See Notes to Consolidated Condensed Financial Statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                     Eli Lilly and Company and Subsidiaries


                                                                 September 30,    December 31,
                                                                    1997             1996
                                                                 -----------------------------
                                                                            (Millions)
                                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents...................................     $1,504.1         $813.7
   Short-term investments......................................         36.8          141.4
   Accounts receivable, net of allowances for
     doubtful amounts of $61.4 (1997) and
     $82.4 (1996)..............................................      1,579.7        1,474.6
   Other receivables...........................................        156.0          262.5
   Inventories.................................................        914.7          881.4
   Deferred income taxes.......................................        225.3          145.2
   Prepaid expenses............................................        192.5          172.5
                                                                   ---------      ---------
   TOTAL CURRENT ASSETS........................................      4,609.1        3,891.3

OTHER ASSETS
   Prepaid retirement..........................................        570.8          512.9
   Investments.................................................        416.9          443.5
   Goodwill and other intangibles, net of
      allowances for amortization of
      $106.6 (1997) and $311.0 (1996)..........................      1,544.1        4,028.2
   Sundry......................................................        583.1        1,124.3
                                                                   ---------      ---------
                                                                     3,114.9        6,108.9
PROPERTY AND EQUIPMENT
   Land, buildings, equipment, and
      construction-in-progress.................................      7,023.3        7,096.4
   Less allowances for depreciation............................      2,928.1        2,789.4
                                                                   ---------      ---------
                                                                     4,095.2        4,307.0
                                                                   ---------      ---------
                                                                   $11,819.2      $14,307.2
                                                                   =========      =========
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings.......................................       $423.4       $1,212.9
   Accounts payable............................................        729.5          829.3
   Employee compensation.......................................        385.1          388.4
   Dividends payable...........................................        221.1          198.8
   Income taxes payable........................................        926.5          691.8
   Other liabilities...........................................        961.4          901.0
                                                                   ---------      ---------
   TOTAL CURRENT LIABILITIES...................................      3,647.0        4,222.2

LONG-TERM DEBT.................................................      2,343.8        2,516.5
DEFERRED INCOME TAXES..........................................        387.6          376.0
RETIREE MEDICAL BENEFIT OBLIGATION.............................        118.2          136.4
OTHER NONCURRENT LIABILITIES...................................        931.7          956.0
                                                                   ---------      ---------
                                                                     3,781.3        3,984.9

COMMITMENTS AND CONTINGENCIES..................................         -              -

SHAREHOLDERS' EQUITY
   Common stock................................................        702.0          355.6
   Additional paid-in capital..................................         -              67.4
   Retained earnings...........................................      5,302.4        7,207.3
   Deferred costs-ESOP.........................................       (164.5)        (176.9)
   Currency translation adjustments............................       (233.7)         (57.4)
                                                                   ---------      ---------
                                                                     5,606.2        7,396.0

   Less cost of common stock in treasury.......................      1,215.3        1,295.9
                                                                   ---------      ---------
                                                                     4,390.9        6,100.1
                                                                   ---------      ---------
                                                                   $11,819.2      $14,307.2
                                                                   =========      =========

See Notes to Consolidated Condensed Financial Statements.

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                        Eli Lilly and Company and Subsidiaries

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       1997          1996
                                                                      --------     ---------
                                                                           (Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...............................................      $(842.6)     $1,150.5
Adjustments to reconcile net income (loss) to cash
   flows from operating activities:
Changes in operating assets and liabilities.....................       (154.5)       (259.6)
Change in deferred taxes........................................        (44.5)        147.9
Depreciation and amortization...................................        399.8         404.8
Gain from sale of DowElanco, net of tax.........................       (303.5)          -
Asset impairment, net of tax....................................      2,429.6           -
Other items, net................................................        (42.9)       (155.6)
                                                                     --------        ------

NET CASH FLOWS FROM OPERATING ACTIVITIES........................      1,441.4       1,288.0

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment.........................       (213.7)       (360.9)
Additions to sundry assets and intangibles......................        (24.4)        (32.1)
Reduction of investments........................................        356.1         330.1
Additions to investments........................................       (251.6)       (192.2)
Proceeds from sale of DowElanco.................................      1,211.1           -
Acquisitions....................................................         (0.8)        (93.3)
                                                                     --------        ------

NET CASH FROM (USED FOR) INVESTING ACTIVITIES...................      1,076.7        (348.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid..................................................       (594.8)       (562.3)
Purchases of common stock and other capital
  transactions..................................................       (179.5)       (171.8)
Net reductions to short-term borrowings.........................       (948.5)       (439.4)
Net additions to long-term debt.................................          5.6           8.9
                                                                     --------        ------

NET CASH USED FOR FINANCING ACTIVITIES..........................     (1,717.2)     (1,164.6)

Effect of exchange rate changes on cash.........................       (110.5)        (36.4)
                                                                     --------        ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............        690.4        (261.4)

Cash and cash equivalents at January 1..........................        813.7         999.5
                                                                     --------        ------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30.......................     $1,504.1        $738.1
                                                                     ========        ======




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


STOCK SPLIT

On September 15, 1997, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend payable to shareholders of record at the close of business September 24, 1997. The outstanding and weighted-average number of shares of common stock and per share data in these financial statements and exhibits have been adjusted to reflect the impact of the stock split. Treasury shares held by the Company were not split.



CONTINGENCIES

The Company has been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol and Prozac'r'. The Company has accrued for its estimated exposure, including costs of litigation, with respect to all current product liability claims. In addition, the Company has accrued for certain future anticipated product liability claims to the extent the Company can formulate a reasonable estimate of their costs. The Company's estimates of these expenses are based primarily on historical claims experience and data regarding product usage. The Company expects the cash amounts related to the accruals to be paid out over the next several years. The majority of costs associated with defending and disposing of these suits are covered by insurance. The Company's estimate of insurance recoverables is based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among its insurance carriers.

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

The Company has been named, along with numerous other U.S. prescription drug manufacturers, as a defendant in a large number of related actions brought by retail pharmacies alleging violations of federal and state antitrust and pricing laws. The federal suits include a class action on behalf of the majority of U.S. retail pharmacies. The Company and several other manufacturers agreed to settle the federal class action case and the anticipated settlement was accrued in the fourth quarter of 1995. The settlement is now final. Separately, in June 1997 the Company reached a settlement with a large number of the remaining plaintiffs in the federal cases. Related suits, brought in federal and several state courts by a large number of retail pharmacies involving claims of price discrimination or claims under other pricing laws, remain pending. Additional cases have been brought on behalf of consumers in several states.

The environmental liabilities and litigation accruals have been reflected in the Company's consolidated balance sheet at the gross amount of approximately $390 million at September 30, 1997. Estimated insurance recoverables have been reflected as assets in the consolidated balance sheet of approximately $240 million at September 30, 1997.

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

ASSET IMPAIRMENT

Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluated the recoverability of the long-lived assets, including intangibles, of its PCS health-care-management businesses. While revenues and profits are growing and new capabilities are being developed at PCS, the rapidly changing, competitive and highly regulated environment in which PCS operates has prevented the Company from significantly increasing PCS' operating profits from levels which existed prior to the acquisition. In addition, since the acquisition, the health-care industry trend toward highly managed care has been slower than originally expected and the possibility of selling a portion of PCS' equity to a strategic partner has not been realized. In the second quarter of 1997, concurrent with PCS' annual planning process, the Company determined that PCS' estimated future undiscounted cash flows were below the carrying value of PCS' long-lived assets. Accordingly, during the second quarter, the Company adjusted the carrying value of PCS' long-lived assets, primarily goodwill, to their estimated fair value of approximately $1.5 billion resulting in a noncash impairment loss of approximately $2.4 billion ($2.21 per share). The estimated fair value was based on anticipated future cash flows, discounted at a rate commensurate with the risk involved.

GAIN ON SALE OF DOWELANCO JOINT VENTURE

On June 30, 1997, The Dow Chemical Company acquired the Company's 40% interest in DowElanco. The cash purchase price was $1.2 billion resulting in a gain of $631.8 million ($303.5 million after-tax, or $.28 per share).

EARNINGS PER SHARE

Earnings per share are calculated based on the weighted-average number of outstanding common shares.

ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, operations of the Company are exposed to fluctuations in currency values and interest rates. These fluctuations can vary the costs of financing, investing and operating. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of documented corporate risk-management policies and do not create additional risk because gains and losses on derivative contracts offset losses and gains on the assets, liabilities and transactions being hedged. As derivative contracts are initiated, the Company designates derivative financial instruments individually to underlying financial instruments or anticipatory transactions (i.e., underlying exposures). Management reviews the correlation and effectiveness of its derivatives on a periodic basis. Derivative contracts which do not qualify for deferral hedge accounting are marked to market.

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

Foreign Exchange Risk Management: The Company enters into foreign currency forward and option contracts to reduce the effect of fluctuating currency exchange rates (principally European currencies and the Japanese yen). Generally, foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts and purchased options are principally used to manage exposures arising from affiliate foreign currency balances. These contracts are marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on the underlying exposures. The Company also enters into option contracts to hedge anticipated foreign currency transactions, primarily intercompany inventory purchases expected to occur within the next year, and foreign currency forward contracts and currency swaps to hedge firm commitments. Gains and losses on these contracts that qualify as hedges are deferred and recognized as an adjustment of the subsequent transaction when it occurs. Forward and option contracts generally have maturities not exceeding 12 months.

Interest Rate Risk Management: The Company enters into interest rate swaps to lower funding costs and to manage interest rate exposures. The Company designates the interest rate swaps as hedges of the underlying debt. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements.


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

In February 1997, SFAS No. 128, "Earnings per Share", was issued. The statement must be adopted by the Company on December 31, 1997 for the fourth quarter and the year then ended. Under provisions of this statement, the Company will be required to change the method currently used to compute earnings per share as presented on the income statement and Exhibit 11 to the Form 10-Q and present both "basic" and "diluted" earnings per share on the income statement. As a consequence of this change, earnings per share for previously reported periods will be restated. Basic earnings per share, for the Company, is expected to be the same as reported earnings per share. Diluted earnings per share is expected to be substantially the same as fully-diluted earnings per share reported in
Exhibit 11 of the Company's 10-K and 10-Q filings.

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

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. The statement must be adopted by the Company on December 31, 1998 for the year then ended. Under provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard will not affect financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OPERATING RESULTS OF CONTINUING OPERATIONS:

The Company's sales for the third quarter of 1997 increased 20 percent from the third quarter of 1996. Sales inside the United States increased 30 percent while sales outside the United States increased 5 percent. Compared with the third quarter of 1996, worldwide sales reflected volume growth of 22 percent and a 2 percent increase in global selling prices which were offset, in part, by the unfavorable effect of exchange rates of 4 percent.

The Company's sales for the first nine months of 1997 increased 15 percent when compared with the same period in 1996. Sales in the United States increased 27 percent, while sales outside the United States were unchanged. Worldwide sales volume growth of 18 percent and a 1 percent increase in global selling prices was partially offset by an unfavorable exchange rate comparison of 4 percent.

Worldwide pharmaceutical sales increased 20 percent and 16 percent for the third quarter and nine months, respectively, compared with the same periods of 1996. Sales growth for both periods was led by three of the Company's newer products, Gemzar'r', ReoPro'tm', and Zyprexa'r'. In addition, the quarter and first nine months of the year benefited from increased Prozac sales and additional health-care-management revenues. Revenue growth for both periods was partially offset by lower sales of anti-infective products. Total U.S. pharmaceutical sales and services increased 30 percent ($313.4 million) during the quarter and 27 percent ($787.0 million) for the nine month period, primarily as a result of increased volume. International pharmaceutical sales increased 5 percent compared with the third quarter of 1996 and were unchanged for the first nine months compared with 1996. For the quarter, sales volume growth outside the U.S. of 18 percent was mitigated largely by unfavorable exchange rate comparisons (11 percent) and decreased selling prices (2 percent). For the nine month period, international pharmaceutical sales volume growth of 11 percent was offset by exchange rate comparisons (9 percent) and decreased prices (2 percent).

Worldwide sales of Prozac in the third quarter of 1997 were $705.1 million, an increase of 11 percent from the third quarter of 1996. For the nine month period, worldwide Prozac sales were $1,866.1 million, an increase of 6 percent over the same period in 1996. Prozac sales in the U.S. increased 17 percent to $577.8 million in the third quarter and 14 percent to $1,472.6 million in the nine month period. International sales of Prozac experienced declines of 11 percent and 15 percent for the quarter and nine months, respectively, due largely to the effects of unfavorable exchange rates, continuing generic competition in Canada, and competitive pressures in France. The Company expects moderate growth in Prozac sales for the full year of 1997.

Launched in the fourth quarter of 1996, Zyprexa posted worldwide sales of $201.8 million and $463.2 million for the quarter and nine months, respectively. Zyprexa contributed $162.7 million and $379.8 million to U.S. pharmaceutical sales for the quarter and first nine months of 1997.

Worldwide ReoPro sales of $63.3 million in the third quarter and $174.9 million in the nine month period reflected increases of $24.8 million (64 percent) and $76.3 million, (77 percent) respectively, as compared with the same periods in 1996. Of the third quarter and year-to-date U.S. pharmaceutical sales increases, ReoPro contributed $20.9 million and $61.9 million, respectively.

Worldwide Gemzar sales grew to $47.3 million in the third quarter and $121.4 million in the nine month period, representing increases over the same periods in 1996 of $27.3 million and $85.7 million, respectively. Gemzar sales in the U.S. increased $15.1 million in the third quarter and $50.5 million in the nine month period.

Among other major products, worldwide Humulin'r' sales of $226.4 million were essentially unchanged for the third quarter and increased 2 percent to $655.2 million for the first nine months of 1997. U.S. Humulin sales increased 1 percent for the quarter and declined 2 percent for the nine month period. The year-to-date decline is largely due to the combined effect of competition from oral anti-diabetic agents and increased sales of the Company's insulin analogue, Humalog'r'. International Humulin sales decreased 2 percent in the third quarter and increased 9 percent for the nine month period. Axid'r' sales increased 4 percent to $132.2 million and 5 percent to $415.2 million for the respective periods.

Worldwide anti-infective sales decreased $33.7 million (12 percent) in the third quarter and $122.9 million (12 percent) in the nine month period. This decline was due in part to continued generic competition in certain markets and the impact of unfavorable exchange rates. Ceclor'r' accounted for the majority of the decline in anti-infective sales. Sales of Ceclor decreased 17 percent in the third quarter and 15 percent in the nine month period. The Company anticipates that 1997 worldwide sales of anti-infectives will be below 1996 levels largely due to continued pricing pressures as a result of generic competition. U.S. anti-infective sales declined 21 percent in the quarter and 11 percent for the first nine months. International anti-infective sales decreased 8 percent and 13 percent in both the third quarter and year-to-date period, respectively.

Worldwide sales of animal health products increased 11 percent over the third quarter of 1996 and 7 percent for the nine month period, driven by volume growth rates of 14 percent and 10 percent in each of those periods, respectively.

Health-care-management revenues increased 42 percent for the third quarter and 44 percent for the nine month period of 1997, largely due to increased mail order pharmacy sales.

Gross margin improved to 72.8 percent of sales for the third quarter and 72.5 percent of sales for the first nine months, as compared to 72.1 percent and 71.1 percent for the third quarter and first nine months of 1996, respectively. The increases for both periods were primarily the result of continued productivity improvements, enhanced plant utilization, and favorable changes in product mix. These improvements were offset in part by increased health-care-management service revenues, which have lower margins than pharmaceutical products. For the year, the Company anticipates that gross margin will be higher than 1996 levels.

Operating expenses for 1997 increased 22 percent for the third quarter and 16 percent for the nine month period. The increases reflect 19 percent and 16 percent growth rates in research and development expenses for the third quarter and first nine months, respectively, due largely to clinical trial expenditures and increased activity under external research collaborations. The Company expects spending in research and development to increase approximately 14 to 16 percent for the entire year of 1997. Marketing and administrative expenses increased 24 percent from the third quarter of 1996 and 16 percent from the first nine months of 1996. These increases are driven by increased expenditures to support continued new product launches around the world, enhancements of the Company's global information technology capabilities, and accruals for the Company's performance-based compensation programs. The year-to-date increase in marketing and administrative expense also reflects the settlement of a significant portion of the Company's remaining retail pharmacy pricing litigation. Excluding that charge, marketing and administrative expenses would have increased at a rate below that of sales. To continue supporting the global sales of its newer products, including future product launches, the Company expects the rate of growth of marketing and administrative expenses for 1997 to approximate the rate of sales growth.

The asset impairment represents a noncash charge of approximately $2.4 billion ($2.21 per share), recorded in the second quarter of 1997, to adjust the carrying value of PCS health-care-management businesses' long-lived assets, primarily goodwill, to their fair value of approximately $1.5 billion. While revenues and profits are growing and new capabilities are being developed at PCS, the rapidly changing, competitive and highly regulated environment in which PCS operates has prevented the Company from significantly increasing PCS' operating profits from levels which existed prior to the acquisition. In addition, since the acquisition, the health-care industry trend toward highly managed care has been slower than originally expected and the possibility of selling a portion of PCS' equity to a strategic partner has not been realized. Consequently, in the second quarter, concurrent with PCS' annual planning process, the Company determined that PCS' estimated future undiscounted cash flows were below the carrying value of PCS' long-lived assets. As a consequence, the carrying value was adjusted to estimated fair value based on anticipated future cash flows, discounted at a rate commensurate with the risk involved.

On June 30, 1997, The Dow Chemical Company acquired the Company's 40% interest in DowElanco. The cash purchase price was $1.2 billion resulting in a gain of $631.8 million ($303.5 million after-tax, or $.28 per share).

Compared with the third quarter and nine month periods of 1996, interest expense decreased $16.8 million (23 percent) and $39.1 million (18 percent), respectively. These decreases are due to a decline in the Company's borrowings.

Net other income of $16.3 million for the quarter and $72.8 million for the nine month period was $80.0 million lower and $187.9 million lower than the same periods of 1996. Other income was lower in both periods primarily due to the third quarter 1996 sale of U.S. marketing rights of Ceclor'r' CD and Keftab'r' to Dura Pharmaceuticals, Inc. In addition, for the nine month period, other income was lower due to a higher level of 1996 sales of equity securities held by the Company, income realized during 1996 from the sale of certain marketing rights, and the impact of a $24 million charge in the first quarter of 1997 related to the discontinuance of a research collaboration with Somatogen, Inc.

The Company's reported tax rates for the quarter and first nine months of 1997 reflect the effects of the significant transactions which occurred during the year. The tax expense from the $631.8 million DowElanco gain was $328.3 million while the tax benefit from the $2.4 billion PCS asset impairment was $13.4 million. The Company's estimated tax rate, excluding the impacts of those items, was 25.0 percent for both the third quarter and the first nine months of 1997 compared to a tax rate of 25.7 percent for the same periods in 1996. This estimated effective tax rate essentially equals the annual 1996 rate of 25.0 percent. The decline from the third quarter and first nine months of 1996 is primarily the result of changes in the mix of earnings between jurisdictions having different tax rates and the effectiveness of various tax planning strategies. The Company expects current tax strategies will allow its 1997 effective tax rate, excluding the impacts of the DowElanco gain and PCS asset impairment, to remain approximately the same as the 1996 annual rate.

Third quarter net income was $456.9 million and $.41 per share, representing increases of 10 percent and 8 percent, respectively, as compared with the same periods of 1996. For the quarter, net income was favorably impacted by increased sales and improved gross margin, offset somewhat by higher operating expenses as a percent of sales and decreased other income. Excluding the one-time gain resulting from the third quarter 1996 sale of marketing rights to Dura Pharmaceuticals, Inc., net income and earnings per share increased 32 percent and 28 percent, respectively. The first nine months of 1997 reflected a net loss of $842.6 million ($.77 per share) driven by the PCS impairment and the litigation settlement, which were offset in part by the DowElanco gain. Without these significant events, year-to-date net income and earnings per share would be $1,298.8 million and $1.18, increases of 13 percent and 12 percent, respectively. These increases are attributed to increased sales, improved gross margin, and lower operating expenses as a percent of sales, partially offset by decreased other income.

FINANCIAL CONDITION:

As of September 30, 1997, cash, cash equivalents and short-term investments totaled $1,540.9 million as compared with $955.1 million at December 31, 1996, a net increase of $585.8 million. Total debt at September 30, 1997, was $2,767.2 million, a decrease of $962.2 million from December 31, 1996. These changes in cash, cash equivalents, short-term investments and debt are primarily due to positive operating cash flows and proceeds from the sale of DowElanco.

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

                               PART II OTHER INFORMATION


Item 1.    Legal Proceedings

Reference is made to the discussion of In re Brand Name Prescription Drugs Antitrust Litigation (MDL No. 997) and related cases contained in the "Legal Proceedings" sections of the Company's 1996 Form 10-K and Form 10-Qs for the first and second quarters of 1997. The settlement of the Federal Class Action, which was originally provided for by the Company in the fourth quarter of 1995, is now final and is in the process of being implemented.

There have also been developments in some of the related state court cases. A new suit has been brought in state court in Mississippi on behalf of retailers in that state. The trial judge in that case has denied an attempt to certify a class of retailer plaintiffs. Among the consumer cases, the courts in Maine and Michigan have denied the plaintiffs' class certification motions. In the Alabama consumer case, pending in federal court in Chicago, the Seventh Circuit has ruled that remand to the state court is appropriate.


Item 6.  Exhibits and Reports on Form 8-K


         (a)   Exhibits.  The following documents are filed as exhibits to this
                    Report:

                3.  By-laws (amended through October 20, 1997)

               11. Statement re: Computation of Earnings Per Share on Primary and Fully Diluted Bases

               12. Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

               27.  Financial Data Schedule

               99. Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed during the third quarter of 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      ELI LILLY AND COMPANY
                                                      (Registrant)



Date   November 11, 1997                    /s/ Daniel P. Carmichael
                                            -----------------------------------
                                            Daniel P. Carmichael
                                            Secretary and Deputy General Counsel



Date   November 11, 1997                    /s/ Arnold C. Hanish
                                            -----------------------------------
                                            Arnold C. Hanish
                                            Director, Corporate Accounting and
                                            Chief Accounting

                           STATEMENT OF DIFFERENCES
                           ------------------------

The registered trademark symbol shall be expressed as ................... 'r'
The trademark symbol shall be expressed as .............................. 'tm'

INDEX TO EXHIBITS


The following documents are filed as a part of this Report:


               Exhibit

                3.  By-laws (amended through October 20, 1997)

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