Form 10-K
period 1997-12-31
LILLY ELI & CO
filed 1998-03-24
CIK 59478

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997              COMMISSION FILE NUMBER 1-6351


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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No
                          ---      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [ ]

Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 13, 1998 (Common Stock): $59,637,592,293.

Number of shares of common stock outstanding as of February 13, 1998:
1,111,258,506.

Portions of the following documents have been incorporated by reference into this report:

                 DOCUMENT                          PARTS INTO WHICH INCORPORATED
                 --------                          -----------------------------

Registrant's Annual Report to Shareholders             Parts I, II, and IV
  for fiscal year ended December 31, 1997

Registrant's Proxy Statement dated March 4, 1998            Part III

                                     PART I

ITEM 1. BUSINESS

     Eli Lilly and Company was incorporated in 1901 under the laws of Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. The Company*, including its subsidiaries, discovers, develops, manufactures, and sells products and provides services in one industry segment--Life Sciences. Products are manufactured or distributed through owned or leased facilities in the United States, Puerto Rico, and 27 other countries. Its products are sold in approximately 160 countries. Through its PCS Health Systems ("PCS") and Integrated Medical Systems ("IMS") subsidiaries, the Company provides health care management services in the United States.

     Most of the Company's products were discovered or developed through the Company's research and development activities, and the success of the Company's business depends to a great extent on the continued introduction of new products resulting from these research and development activities. Research efforts are primarily directed toward discovering and developing products to diagnose and treat diseases in human beings and animals and to increase the efficiency of animal food production.

                   FINANCIAL INFORMATION RELATING TO INDUSTRY
                        SEGMENTS AND CLASSES OF PRODUCTS

     Financial information relating to industry segments and classes of products, set forth in the Company's 1997 Annual Report at pages 32-33 under "Segment Information" (pages 14-15 of Exhibit 13 to this Form 10-K), is incorporated herein by reference.

     Due to several factors, including the introduction of new products by the Company and other manufacturers, the relative contribution of any particular Company product to consolidated net sales is not necessarily constant from year to year, and its contribution to net income is not necessarily the same as its contribution to consolidated net sales.

                              PRODUCTS AND SERVICES

PHARMACEUTICAL PRODUCTS

    Pharmaceutical products include

            Central-nervous-system agents, the Company's largest-selling product group, including Prozac'r', a selective serotonin reuptake inhibitor, indicated for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder; Zyprexa'r', a product for the treatment of schizophrenia; the Darvon'r' line of analgesic products; and Permax'r', a treatment for Parkinsonis disease;


--------
*The terms "Company" and "Registrant" are used interchangeably herein to refer to Eli Lilly and Company or to Eli Lilly and Company and its consolidated subsidiaries, as the context requires.

            Endocrine products, including Humulin'r', human insulin produced through recombinant DNA technology; Humalog'r', a rapid-acting injectable human insulin analog of recombinant DNA origin; Iletin'r', animal-source insulin in its various pharmaceutical forms; Humatrope'r', human growth hormone produced by recombinant DNA technology; and Evista'r', cleared for marketing in the United States in late 1997 and launched in early 1998 for the prevention of osteoporosis in post-menopausal women;

            Anti-infectives, including the oral cephalosporin antibiotics Ceclor'r' (cefaclor), Keflex'r', and Keftab'r', used in the treatment of a wide range of bacterial infections; the oral carbacephem antibiotic Lorabid'r', used to treat a variety of bacterial infections; the oral macrolide antibiotic Dynabac'r'; the injectable cephalosporin antibiotics Tazidime'r', Kefurox'r', and Kefzol'r', used to treat a wide range of bacterial infections in the hospital setting; Nebcin'r', an injectable aminoglycoside antibiotic used in hospitals to treat various infections caused by staphylococci and Gram-negative bacteria; and Vancocin'r' HCI, an injectable antibiotic used primarily to treat staphylococcal infections;

            An antiulcer agent, Axid'r', an H2 antagonist, indicated for the treatment of active duodenal ulcer, for maintenance therapy for duodenal ulcer patients after healing of an active duodenal ulcer, for reflux esophagitis, and for benign gastric ulcer;

            Cardiovascular agents, including ReoPro'r', a monoclonal antibody product developed and manufactured by Centocor, Inc. and marketed by the Company for use in all patients undergoing angioplasty and patients with unstable angina who are not responding to conventional therapy and who are scheduled to have angioplasty within 24 hours; Dobutrex'r', an inotropic agent; and Cynt'tm', marketed outside the United States for treatment of hypertension; and

            Oncolytic agents, including Gemzar'r', indicated for treatment of advanced or metastatic pancreatic cancer, and, in many countries outside the United States, for treatment of non-small-cell lung cancer; Oncovin'r', indicated for treatment of acute leukemia and, in combination with other oncolytic agents, for treatment of several different types of advanced cancers; Velban'r', used in a variety of malignant neoplastic conditions; and Eldisine'r', indicated for treatment of acute childhood leukemia resistant to other drugs.

ANIMAL HEALTH PRODUCTS

     Animal health products include Tylan'r', an antibiotic used to control certain diseases in cattle, swine, and poultry and to improve feed efficiency and growth; Rumensin'r', a cattle feed additive that improves feed efficiency and growth; Coban'r', Monteban'r' and Maxiban'r', anticoccidial agents for use in poultry; Apralan'r', an antibiotic used to control enteric infections in calves and swine; Micotil'r' and Pulmotil'r', antibiotics used to treat respiratory disease in cattle and swine, respectively; and other products for livestock and poultry.

HEALTH CARE MANAGEMENT SERVICES

     PCS provides computer-based prescription drug claims processing, pharmacy benefit administration and management services, mail order pharmacy services, data management and disease-management services to health plan sponsors, including insurance companies, third-party administrators, self-insured employers, health maintenance organizations, and Blue

Cross/Blue Shield organizations that underwrite or administer prescription benefit plans. PCS helps these customers manage prescription benefit costs by providing drug utilization reviews, clinically-based formularies, generic substitution programs, and disease-management programs. RECAP'r', PCS's on-line prescription claims management system, is linked with over 95% of retail pharmacies in the U.S. In 1996, PCS introduced a mail order pharmacy program for its customers known as Performance Mail. Integrated Medical Systems operates physician-based electronic communication networks, called IMS MEDACOM'r' networks, that deliver clinical, administrative, and financial information to hospitals, payers/managed-care plans, laboratories, and physicians. In March 1998, the Company and Electronic Data Systems Corporation (EDS) formed Kinetra, a joint venture to develop a comprehensive, interactive electronic health information network for physicians and other health care professionals. IMS operations will become part of Kinetra, which is 51 percent owned by EDS and 49 percent owned by the Company.

                                    MARKETING

     Most of the Company's major products are marketed worldwide. Health care management services are marketed primarily in the United States.

Pharmaceuticals -- United States

     In the United States, the Company distributes pharmaceutical products principally through approximately 195 independent wholesale distributing outlets. Marketing policy is designed to assure that products are immediately available to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Five wholesale distributors in the United States accounted for approximately 15%, 12%, 11%, 11%, and 6%, respectively, of the Company's consolidated net sales in 1997. No other distributor accounted for as much as 2% of consolidated net sales. The Company also sells pharmaceutical products directly to the United States government and other manufacturers, but those direct sales are not material to consolidated net sales.

     The Company's major pharmaceutical products are promoted in the United States under the Lilly and Dista trade names by Company sales forces employing salaried sales representatives. These sales representatives, many of whom are registered pharmacists, call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. Their efforts are supported by the Company through advertising in medical and drug journals, distribution of literature and samples of certain products to physicians, and exhibits for use at medical meetings. In 1997, the Company began advertising certain of its products directly to consumers in the United States. The Company has created specialized sales forces dedicated to specific products and product lines, such as diabetes care, Gemzar, ReoPro, and Zyprexa. The Company has entered into licensing arrangements under which certain products manufactured by the Company, such as Ceclor CD, Dynabac, Keftab, and Permax, are marketed by other pharmaceutical companies.

     Large purchasers of pharmaceuticals, such as managed-care groups and government and long-term care institutions, now account for a significant portion of total pharmaceutical purchases in the United States. The Company has created special sales groups to service managed-care organizations, government and long-term care institutions, hospital contract administrators, and certain retail pharmacies. In response to competitive pressures, the Company has entered into arrangements with a number of these organizations providing for discounts or rebates on one or more Company products or other cost-sharing arrangements. The Company has also entered into agreements with generic pharmaceutical companies for the promotion, distribution and/or supply of generic forms of certain of the Company's products.

Pharmaceuticals -- Outside the United States

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

Animal Health Products

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

                              PATENTS AND LICENSES

     Patent protection is important to the Company's ability to successfully commercialize its life sciences innovations. The Company owns, has applications pending for, or is licensed under, a substantial number of patents, both in the United States and in other countries, relating to products, product uses, and manufacturing processes. There can be no assurance that patents will result from the Company's pending applications. Moreover, patents relating to particular products, uses, or processes do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products to compete with the patented products or uses. Outside the United States, patent protection varies widely. In many countries, patent protection is weak or nonexistent.

     Patent protection of certain products, processes, and uses--particularly that relating to Prozac, Axid, Gemzar, Lorabid, Zyprexa, and Evista--is considered to be important to the operations of the Company. The United States compound patent covering Prozac expires in 2001 and a patent for the process by which Prozac works expires in 2003. See "Legal Proceedings" at pages 10-11 for a discussion of certain litigation involving these two patents. In other countries, Prozac patents generally either have expired or will expire over the next several years. Other U.S. compound patent expirations include the following:
Axid, 2002; Lorabid, 2006; and Zyprexa, 2011. The Gemzar compound patent in the U.S. expires in 2006, but a use patent covering treatment of neoplasms with Gemzar is in force until 2012. The Company holds a number of U.S. patents covering Evista that the Company believes will provide exclusivity in the United States until at least 2012.

     The Company also grants licenses under patents and know-how developed by the Company and manufactures and sells products and uses technology and know-how under licenses from others. Royalties paid by the Company in relation to pharmaceuticals amounted to approximately $140 million in 1997 and royalties received were not material.

                                   COMPETITION

     The Company's pharmaceutical products compete with products manufactured by many other companies in highly competitive markets in the United States and throughout the world. The Company's animal health products compete on a worldwide basis with products of pharmaceutical, chemical, and other companies that operate animal health divisions or subsidiaries. PCS faces strong competition from other pharmacy benefit management companies and claims processors in the United States. For certain accounts, PCS competes with some retail pharmacy chains, mail order programs and organized groups of independent pharmacists.

     Important competitive factors include price and demonstrated cost-effectiveness, product characteristics and dependability, service, and research and development of new products and processes. The introduction by competitors of new products and processes with therapeutic or cost advantages can result in progressive price reductions or decreased volume of sales of the Company's products, or both. New products introduced with patent protection usually must compete with other products already on the market at the time of introduction or products developed by competitors after introduction. Manufacturers of generic products typically invest far less in research and development than research-based pharmaceutical companies and accordingly are able to price their products significantly lower than branded products. Therefore, upon patent expiration, branded products often face intense price competition from generic forms of the product. In many countries outside the United States, patent protection is weak or nonexistent. The growth of managed care organizations has intensified price competition significantly in the United States and in varying degrees in some other countries.

     The Company believes its long-term competitive position depends upon the success of its research and development endeavors in discovering and developing innovative, demonstrably cost-effective products, together with increased productivity resulting from improved manufacturing methods, marketing efforts, and the provision of value-added services to its customers. There can be no assurance that the Company's research and development efforts will result in commercially successful products or that products manufactured or processes used by the Company will not become outmoded from time to time as a result of products or processes developed by its competitors.

                             GOVERNMENTAL REGULATION

     For many years the Company's operations have been regulated extensively by the federal government, to some extent by state governments, and in varying degrees by foreign governments. The Federal Food, Drug, and Cosmetic Act, other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern testing, approval, production, labeling, distribution, post-market surveillance, advertising, and promotion of most of the Company's products. The lengthy process of laboratory testing, clinical testing, data analysis and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. In addition, the Company's operations are subject to complex federal, state, local, and foreign environmental and occupational safety laws and regulations. PCS and its customers operate in a rapidly-changing regulatory environment affecting all aspects of the health insurance and managed care marketplace. It is anticipated that compliance with regulations affecting the manufacture and sale of current products and services and the introduction of new products and services will continue to require substantial scientific and technical effort, time, and expense and significant capital investment.

     In the United States, the Omnibus Budget Reconciliation Act of 1990 requires the Company to provide rebates to state governments on their purchases of certain Company products under state Medicaid programs. Other cost containment measures have been adopted or proposed by federal, state, and local government entities that provide or pay for health care. In most international markets, the Company operates in an environment of government-mandated cost containment programs, which may include price controls, discounts and rebates, restrictions on physician prescription levels, compulsory licenses and generic substitution. The Company expects that governments inside and outside the United States will continue to adopt a variety of measures to contain health care costs, including pharmaceutical costs. Recently, the U.S. FDA issued for comment a draft guidance in which FDA has asserted that it has the authority to regulate certain communications of pharmacy benefit managers (PBMs) owned by pharmaceutical manufacturers (such as PCS) as if those communications were made by the manufacturer. The draft guidance also extends to certain PBMs that are not owned by manufacturers but have contracts with them. The Company cannot predict the extent to which its business may be affected by these or other potential future legislative or regulatory developments.

                            RESEARCH AND DEVELOPMENT

     The Company's research and development activities are responsible for the discovery or development of most of the products the Company offers today. Its commitment to research and development dates back more than 100 years. The Company invests heavily in research and development, which management believes is critical to long-term competitiveness in the pharmaceutical industry. The growth in research and development expenditures and personnel over the past several years demonstrates both the continued vitality of the Company's commitment and the increasing costs and complexity of bringing new products to the market. At the end of 1997, approximately 5,750 people, including a substantial number who are physicians or scientists holding graduate or postgraduate degrees or highly skilled technical personnel, were engaged in pharmaceutical and animal health research and development activities. The Company expended $1.04 billion on these research and development activities in 1995, $1.19 billion in 1996, and $1.38 billion in 1997.

     The Company's research is concerned primarily with the effects of synthetic chemicals and natural products on biological systems. The results of that research are applied to develop products to treat diseases in humans and animals. The primary effort is devoted to human pharmaceutical products. The Company concentrates its pharmaceutical research and development efforts in five therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes and osteoporosis; infectious diseases; cancer; and cardiovascular diseases. The Company is engaged in biotechnology research programs involving recombinant DNA, proteins, and genomics (the development of therapeutics through identification of disease-causing genes and their cellular function).

     In addition to the research carried on in the Company's own laboratories, the Company sponsors and underwrites the cost of research and development by independent organizations, including educational institutions and research-based human health care companies, and contracts with others for the performance of research in their facilities. It utilizes the services of physicians, hospitals, medical schools, and other research organizations in the United States and many other countries to establish through clinical evidence the safety and effectiveness of new products. The Company actively seeks out opportunities to invest in external research and technologies that hold the promise to complement and strengthen the Company's own research efforts. These investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, and outright acquisitions.

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

                        EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information regarding the executive officers of the Company. All but three of the executive officers have been employed by the Company in executive or managerial positions during the last five years. Randall L. Tobias became Chairman of the Board and Chief Executive Officer in June 1993. He had served as Vice Chairman of the Board of AT&T from 1986 until he assumed his present position. He has been a member of the Board of Directors of the Company since 1986. Charles E. Golden joined the Company as Executive Vice President and Chief Financial Officer and was elected to the Board of Directors in March 1996. He previously had held a number of executive positions with General Motors Corporation ("GM") including Vice President of GM and Chairman and

Managing Director of Vauxhall Motors Limited, a GM subsidiary in the United Kingdom, from 1993 to 1996, Vice President and Treasurer from 1992 to 1993, and Treasurer from 1989 to 1992. Thomas Trainer joined the Company in January 1995. Since 1991 he had served as Vice President and Chief Information Officer of Reebok International Ltd. Prior to joining Reebok, he was Senior Vice President of Operations of A.C. Nielson Co.

     Except as indicated in the following table, the term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 20, 1998, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a "family relationship" with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer of the Company and any other person pursuant to which the executive officer was selected.


        NAME                     AGE                           OFFICES
----------------------------------------------------------------------------------------------
Randall L. Tobias                 56      Chairman of the Board and Chief Executive Officer
                                          (since June 1993) and a Director

Sidney Taurel                     49      President and Chief Operating Officer (since February
                                          1996) and a Director

Charles E. Golden                 51      Executive Vice President and Chief Financial Officer
                                          (since March 1996) and a Director

August M. Watanabe, M.D.          56      Executive Vice President, Science and Technology
                                          (since February 1996) and a Director

Mitchell E. Daniels, Jr.          48      Vice President, Corporate Strategy and Policy (since
                                          January 1997)

Rebecca O. Goss                   50      Vice President and General Counsel (since March 1995)

Pedro P. Granadillo               50      Vice President, Human Resources (since April 1993)

Bryce D. Carmine                  46      President and General Manager, Eli Lilly Japan K.K.
                                          (since May 1995)*

Alan S. Clark                     63      President, U.S. Operations (since January 1997)*

Michael L. Eagle                  50      Vice President, Manufacturing (since January 1994)*

Brendan P. Fox, D.V.M.            54      President, Elanco Animal Health Business Unit (since
                                          January 1991)*

Michael E. Hanson                 50      President, Internal Medicine Business Unit (since
                                          August 1994)(retired December 31, 1997)




----------
* Serves in office until successor is appointed.

        NAME                     AGE                           OFFICES
----------------------------------------------------------------------------------------------

James A. Harper                   50      President, Endocrine Business Unit (since August 1994)*

Gerhard N. Mayr                   51      President, Intercontinental Operations (since
                                          September 1997)*

Richard D. Pilnik                 41      Vice President, Strategy and Marketing (since January
                                          1998)*

Robert N. Postlethwait            49      President, Neuroscience Business Unit (since August
                                          1994)*

William R. Ringo, Jr.             52      President, Internal Medicine Business Unit (since
                                          January 1998)*

Gino Santini                      41      President, Women's Health Business Unit (since August
                                          1997)*

Thomas Trainer                    51      Vice President, Information Technology, and Chief
                                          Information Officer (since January 1995)*

Albertus Van den Bergh            44      President, European Operations (since September 1997)*






EMPLOYEES

     At the end of 1997, the Company had approximately 31,100 employees, including approximately 15,100 employees outside the United States. A substantial number of the Company's employees have long records of continuous service.

FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

     Financial information relating to foreign and domestic operations, set forth in the Company's 1997 Annual Report at pages 32-33 under "Segment Information" (pages 14-15 of Exhibit 13), is incorporated herein by reference.

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




----------
* Serves in office until successor is appointed.

ITEM 2. PROPERTIES

     The Company's principal domestic and international executive offices are located in Indianapolis. At December 31, 1997, the Company owned 14 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 9.5 million square feet of floor area. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina and Mayaguez, Puerto Rico. The Company also leases sales offices in a number of cities located in the United States and abroad. PCS owns or leases administrative facilities in Scottsdale, Arizona, containing an aggregate of approximately 480,000 square feet, and leases a 94,000 square foot mail-order pharmacy facility in Fort Worth, Texas. It also leases administrative space in other cities in the United States. Integrated Medical Systems leases administrative space in a number of locations.

     The Company owns production and distribution facilities in 18 countries outside the United States and Puerto Rico, containing an aggregate of approximately 4.0 million square feet of floor space. Leased production and warehouse facilities are utilized in Puerto Rico and 17 countries outside the United States.

     The Company's research and development facilities in the United States consist of approximately 3.7 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Its major research and development facilities abroad are located in Belgium, Germany, and the United Kingdom and contain approximately 387,000 square feet. The Company also owns two tracts of land, containing an aggregate of approximately 1,700 acres, a portion of which is used for field studies of products.

     The Company believes that none of its properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business of the Company. The buildings owned by the Company are of varying ages and in good condition.

ITEM 3. LEGAL PROCEEDINGS

     Prozac Patent Litigation. In March 1996 the Company was informed by Barr Laboratories, Inc. ("Barr") that it had submitted an abbreviated new drug application ("ANDA") to the U.S. FDA seeking to market a generic form of Prozac in the United States several years before the expiration of the Company's patents. Barr has alleged that the Company's U.S. patents covering Prozac are invalid and unenforceable. On April 11, 1996, the Company filed suit in the United States District Court for the Southern District of Indiana seeking a ruling that Barr's challenge to the Company's patents is without merit. In the second quarter of 1997, the Company was informed that Geneva Pharmaceuticals, Inc. ("Geneva") had submitted a similar ANDA and, like Barr, had asserted that the Company's U.S. Prozac patents are invalid and unenforceable. On June 23, 1997, the Company sued Geneva in the same court seeking a similar ruling as in the Barr suit. The two suits have been consolidated and discovery is proceeding. The compound patent expires in February 2001 and a patent for the process by which Prozac operates expires in December 2003. These patents are material to the Company. The Company believes that the claims of Barr and Geneva are without merit and that the Company should be successful in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the

Company will prevail. An unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

     Product Liability Litigation. The Company is currently a defendant in a variety of product litigation matters involving primarily diethylstilbestrol ("DES") and Prozac. In approximately 170 actions, including several with multiple claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who ingested DES during pregnancy. In another approximately 15 actions, plaintiffs seek to recover damages as a result of the ingestion of Prozac.

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

     The Company and several other manufacturers have agreed to settle the Federal Class Action and that settlement is now final. The settlement amount, which is not material, was accrued by the Company in the fourth quarter of 1995. In addition, in June 1997 the Company reached a confidential settlement with a number of retail pharmacy and supermarket chains that were plaintiffs in the federal actions but had opted out of the Federal Class Action. With respect to the remaining Robinson-Patman Act claims, the District Court has designated certain plaintiffs and defendants named in the individual suits (not including the Company) to participate in an initial trial or trials of the claims. No trial dates have been set. Robinson-Patman claims asserted in the suits against nondesignated defendants, including the Company, are stayed.

     In addition, there are a number of related state court cases. The state court suits typically seek money damages and injunctive relief against allegedly discriminatory pricing practices. Cases have been brought in Alabama, California, Minnesota, Mississippi, and Wisconsin by retail pharmacies alleging violations of various state antitrust and pricing laws, purporting to be class actions on behalf of all retail pharmacies in those states. The court in California has certified a class of retail pharmacies, while a Mississippi trial court has denied class certification. Settlements have been reached and approved by the trial courts in the Minnesota and Wisconsin cases. Cases have also been brought in state courts in Alabama, Arizona, California, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, and Wisconsin that purport to be class actions on behalf of consumers of prescription pharmaceuticals, alleging violations of state antitrust, pricing or consumer protection laws. The courts in California and the District of Columbia have certified classes of consumer plaintiffs, while the Maine, Michigan, and Minnesota courts have denied class certification. The New York case has been dismissed and an appeal is pending.

     Other Matters. In March 1996, the Federal Trade Commission ("FTC") commenced a non-public investigation focusing on the pricing practices described under "Pricing Litigation" above. The Company has responded to two subpoenas from the FTC requesting production of certain documents and other discovery responses. The Company believes that all of its actions have been lawful and proper and is cooperating with the investigation.

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

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information relating to the principal market for the Company's common stock and related stockholder matters, set forth in the Company's 1997 Annual Report under "Selected Quarterly Data (unaudited)," at page 34 (page 16 of Exhibit 13), and "Selected Financial Data (unaudited)," at page 35 (page 17 of Exhibit 13), is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 1997 Annual Report under "Selected Financial Data (unaudited)," at page 35 (page 17 of Exhibit 13), are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

     The following portions of the Company's 1997 Annual Report (found at pages 1-8 and 36-38 of Exhibit 13) constitute management's discussion and analysis of results of operations and financial condition and are incorporated herein by reference:

     "Review of Operations--Stock split and per-share data"
        (page 22)
     "Review of Operations--Operating results and net income--1997"
        (pages 22-25)
     "Review of Operations--Operating results and net income--1996"
        (pages 25-26)
     "Review of Operations--Financial condition" (pages 26-27)
     "Review of Operations--Environmental and legal matters" (pages 27 and 30) "Review of Operations--Private Securities Litigation Reform Act of 1995 --
        a caution concerning forward-looking statements" (page 30)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

     Quantitative and qualitative disclosures about market risk (e.g., interest rate risk and foreign currency exchange risk) are set forth in the Company's 1997 Annual Report at "Review of Operations--Financial Condition" at page 27 (pages 5-6 of Exhibit 13) and are incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)1 and included in the Company's 1997 Annual Report at pages 24, 28, 29, and 31 (Consolidated Statements of Income, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows), pages 32 and 33 (Segment Information), and pages 36-51 (Notes to Consolidated Financial Statements) (together, pages 10-15 and 18-33 of Exhibit 13), and the Report of Independent Auditors set forth in the Company's 1997 Annual Report at page 53 (page 35 of
Exhibit 13), are incorporated herein by reference.

     Information on quarterly results of operations, set forth in the Company's 1997 Annual Report under "Selected Quarterly Data (unaudited)," at page 34 (page 16 of Exhibit 13), is incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Company's directors, set forth in the Company's Proxy Statement dated March 4, 1998 (the "Proxy Statement"), under "Item 1. Election of Directors" at pages 3-6, is incorporated herein by reference. Information relating to the Company's executive officers is set forth at pages 7-9 of this Form 10-K under "Executive Officers of the Company." Information relating to certain filing obligations of directors and executive officers under the federal securities laws, set forth in the Proxy Statement under "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance" at page 25, is also incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation, set forth in the Proxy Statement under "Directors' Compensation", "Executive Compensation", "Compensation Committee Interlocks", "Retirement Plan", and "Change-in-Control Severance Pay Arrangements" at pages 9-18, is incorporated herein by reference, except that the Compensation and Management Development Committee Report and Performance Graph are not so incorporated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     Information relating to ownership of the Company's common stock by persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the Proxy Statement under "Common Stock Ownership by Directors and Executive Officers," at page 8, and "Principal Holders of Common Stock," at page 9, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the Proxy Statement entitled "Certain Business Relationships" at page 18 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 1997 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8:

        Consolidated Statements of Income--Years Ended December 31, 1997, 1996, and 1995 (page 24)(page 10 of Exhibit 13)

        Consolidated Balance Sheets--December 31, 1997 and 1996 (pages 28-29) (pages 11-12 of Exhibit 13)

        Consolidated Statements of Cash Flows--Years Ended December 31, 1997, 1996, and 1995 (page 31)(page 13 of Exhibit 13)

        Segment Information (pages 32-33)(pages 14-15 of Exhibit 13)

        Notes to Consolidated Financial Statements (pages 36-51)(pages 18-33 of Exhibit 13)

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

        4.4 Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

        4.5 Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

        4.6 Form of Fiscal and Paying Agency Agreement dated July 8, 1993, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 5-1/2% Notes Due 1998 (1)

        4.7 Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-1/8% Notes Due February 7, 2000(1)



----------
(1) These exhibits are not filed with this Report. Copies will be furnished to the Securities and Exchange Commission upon request.

        4.8 Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 2005 (1)

        10.1   1984 Lilly Stock Plan, as amended (2)

        10.2   1989 Lilly Stock Plan, as amended (2)

        10.3   1994 Lilly Stock Plan, as amended (2)

        10.4   The Lilly Deferred Compensation Plan, as amended (2)

        10.5   The Lilly Directors' Deferral Plan, as amended (2)

        10.6   The Eli Lilly and Company EVA'r'Bonus Plan, as amended (2),
               (3)

        10.7 Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees (2)

        12.    Computation of Ratio of Earnings to Fixed Charges

        13. Annual Report to Shareholders for the Year Ended December 31, 1997 (portions incorporated by reference into this Form 10-K)

        21.    List of Subsidiaries

        23.    Consent of Independent Auditors

        27.1   Financial Data Schedule

        27.2-  Restated Financial Data Schedules for Years ended December 31,
        27.9   1995 and 1996 and Periods ended March 31, 1996 and 1997,
               June 30, 1996 and 1997, and September 30, 1996 and 1997

        99. Cautionary Statement under Private Securities Litigation Reform Act of 1995--"Safe Harbor" for Forward-Looking Disclosures

(b)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of 1997.



----------

(1) This exhibit is not filed with this Report. Copies will be furnished to the Securities and Exchange Commission upon request.

(2) Indicates management contract or compensatory plan.

(3) EVA'r' is a registered trademark of Stern Stewart & Co.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ELI LILLY AND COMPANY





                                     By s/Randall L. Tobias
                                       _______________________________________
                                       (Randall L. Tobias, Chairman of the Board
                                          and Chief Executive Officer)


                                                                  March 19, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.


        SIGNATURE                           TITLE
--------------------------------------------------------------------------------------------




s/Randall L. Tobias                         Chairman of the Board, Chief Executive Officer,
__________________________________          and a Director (principal executive officer)
(RANDALL L. TOBIAS)



s/Charles E. Golden                         Executive Vice President, Chief Financial Officer,
__________________________________          and a Director (principal financial officer)
(CHARLES E. GOLDEN)




s/Arnold C. Hanish                          Chief Accounting Officer
__________________________________          (principal accounting officer)
(ARNOLD C. HANISH)




s/Evan Bayh                                 Director
__________________________________
(EVAN BAYH)




s/Steven C. Beering, M.D.                   Director
__________________________________
(STEVEN C. BEERING, M.D.)




s/Karen N. Horn                             Director
__________________________________
(KAREN N. HORN, Ph.D.)





        SIGNATURE                           TITLE
--------------------------------------------------------------------------------------------





s/Alfred G. Gilman, M.D., Ph.D.             Director
__________________________________
(ALFRED G. GILMAN, M.D., Ph.D.)





s/J. Clayburn La Force, Jr., Ph.D.          Director
__________________________________
(J. CLAYBURN LA FORCE, JR., Ph.D.)





s/Kenneth L. Lay, Ph.D.                     Director
__________________________________
(KENNETH L. LAY, Ph.D.)




s/Franklyn G. Prendergast, M.D., Ph.D.      Director
______________________________________
(FRANKLYN G. PRENDERGAST, M.D., Ph.D.)





s/Kathi P. Seifert                          Director
__________________________________
(KATHI P. SEIFERT)





s/Sidney Taurel                             Director
__________________________________
(SIDNEY TAUREL)




s/August M. Watanabe, M.D.                  Director
__________________________________
(AUGUST M. WATANABE, M.D.)





s/Alva O. Way                               Director
__________________________________
(ALVA O. WAY)




TRADEMARKS USED IN THIS REPORT

     Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this Report, appear with an initial capital and are followed by the symbol 'r' or 'tm', as applicable. In subsequent uses of the marks in the Report, the symbols are omitted.

INDEX TO EXHIBITS

        The following documents are filed as part of this report:


Exhibit                                                     Location
-------                                                     --------
3.1  Amended Articles of Incorporation                      Incorporated by reference from Exhibit
                                                            3.1 to the Company's Report on Form 10-Q
                                                            for the quarter ended March 31, 1996

3.2  By-laws                                                Incorporated by reference from Exhibit 3
                                                            to the Company's Report on Form 10-Q for
                                                            the quarter ended September 30, 1997

4.1  Rights Agreement dated as of July 18, 1988,            Incorporated by reference from Exhibit
     between Eli Lilly and Company and Bank                 4.11 to the Company's Report on Form
     One, Indianapolis, N.A.                                10-K for the fiscal year ended December
                                                            31, 1993

4.2  Form of Indenture dated as of February 21,             Incorporated by reference from Exhibit
     1989, between Eli Lilly and Company and                4.3 to the Company's Report on Form 10-K
     Merchants National Bank & Trust Company                for the fiscal year ended December 31,
     of Indianapolis, as Trustee                            1994

4.3  Form of Eli Lilly and Company Five Year                Incorporated by reference from Exhibit
     Convertible Note                                       4.4 to the Company's Report on Form 10-K
                                                            for the fiscal year ended December 31,
                                                            1994

4.4  Form of Indenture with respect to Debt                 Incorporated by reference from Exhibit
     Securities dated as of February 1, 1991,               4.1 to the Company's Registration
     between Eli Lilly and Company and                      Statement on Form S-3, Registration No.
     Citibank, N.A., as Trustee                             33-38347

4.5  Form of Standard Multiple-Series Indenture             Incorporated by reference from Exhibit
     Provisions dated, and filed with the                   4.2 to the Company's Registration
     Securities and Exchange Commission on                  Statement on Form S-3, Registration No.
     February 1, 1991                                       33-38347




Exhibit                                                     Location
-------                                                     --------

4.6  Form of Fiscal and Paying Agency                       *
     Agreement dated July 8, 1993, between Eli
     Lilly and Company and Citibank, N.A.,
     Fiscal and Paying Agent, including forms of
     Notes, relating to 5-1/2% Notes Due 1998

4.7  Form of Fiscal and Paying Agency                       *
     Agreement dated February 7, 1995, between
     Eli Lilly and Company and Citibank, N.A.,
     Fiscal and Paying Agent, including forms of
     Notes, relating to 8-1/8% Notes Due
     February 7, 2000

4.8  Form of Fiscal and Paying Agency                       *
     Agreement dated February 7, 1995, between
     Eli Lilly and Company and Citibank, N.A.,
     Fiscal and Paying Agent, including forms of
     Notes, relating to 8-3/8% Notes Due
     February 7, 2005

10.1 1984 Lilly Stock Plan, as amended                      Incorporated by reference from Exhibit
                                                            10.1 to the Company's Report on Form
                                                            10-K for the fiscal year ended December
                                                            31, 1994

10.2 1989 Lilly Stock Plan, as amended                      Incorporated by reference from Exhibit
                                                            10.2 to the Company's Report on Form
                                                            10-K for the fiscal year ended December
                                                            31, 1993

10.3 1994 Lilly Stock Plan, as amended                      Incorporated by reference from Exhibit
                                                            10 to the Company's Report on Form 10-Q
                                                            for the quarter ended September 30, 1996

10.4 The Lilly Deferred Compensation Plan, as               Incorporated by reference from Exhibit
     amended                                                10.4 to the Company's Report on Form
                                                            10-K for the fiscal year ended December
                                                            31, 1994



Exhibit                                                     Location
-------                                                     --------

10.5   The Lilly Directors' Deferral Plan, as amended         Incorporated by reference from Exhibit
                                                              10.5 to the Company's Report on Form
                                                              10-K for the fiscal year ended December
                                                              31, 1996

10.6   The Eli Lilly and Company EVA'r' Bonus                 Attached
       Plan, as amended

10.7   Eli Lilly and Company Change in Control                Incorporated by reference from Exhibit
       Severance Pay Plan for Select Employees                10 to the Company's Report on Form 10-Q
                                                              for the quarter ended March 31, 1995

12.    Computation of Ratio of Earnings to Fixed              Attached
       Charges

13.    Annual Report to Shareholders for the Year             Attached
       Ended December 31, 1997 (portions
       incorporated by reference in this Form 10-K)

21.    List of Subsidiaries                                   Attached

23.    Consent of Independent Auditors                        Attached

27.1   Financial Data Schedule                                Attached

27.2-  Restated Financial Data Schedules                      Attached
27.9   for Years ended December 31, 1995 and
       1996 and Periods ended March 31, 1996
       and 1997, June 30, 1996 and 1997,
       and September 30, 1996 and 1997

99.    Cautionary Statement Under Private                     Attached
       Securities Litigation Reform Act of 1995 --
       "Safe Harbor" for Forward-Looking
       Disclosures





                                       -3-



                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as................................'tm'
The registered trademark symbol shall be expressed as......................'r'
Characters normally expressed as subscript shall be expressed as baseline characters.