Form 10-Q
period 1998-03-31
LILLY ELI & CO
filed 1998-05-12
CIK 59478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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
Yes  X      No
   ----       ----


The number of shares of common stock outstanding as of April 30, 1998:



               Class                  Number of Shares Outstanding
               -----                  ----------------------------

              Common                         1,107,425,186

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                     Eli Lilly and Company and Subsidiaries




                                                            Three Months
                                                           Ended March 31,

                                                    1998                    1997
                                           -------------------------------------------
                                                     (Dollars in millions
                                                     except per-share data)

Net sales ...........................            $2,269.1                 $1,953.0
Cost of sales .......................               602.1                    541.3
Research and development ............               364.7                    301.2
Marketing and administrative ........               566.0                    471.7
Interest expense ....................                48.6                     60.6
Other (income) expense - net ........               (16.7)                     1.4
                                                ---------                 --------
                                                  1,564.7                  1,376.2
                                                ---------                 --------
Income before income taxes and
   extraordinary item ...............               704.4                    576.8
Income taxes ........................               176.1                    144.2
                                                ---------                 --------
Income before extraordinary item ....               528.3                    432.6
                                                ---------                 --------
Extraordinary item -
   Loss on early redemption of debt,
     net of tax .....................                (7.2)                    --
                                                ---------                 --------
Net income ..........................           $   521.1                 $  432.6
                                                =========                 ========

Earnings per share
   Income before extraordinary item .           $     .48                 $    .39
   Extraordinary item ...............                (.01)                    --
                                                ---------                 --------
   Net income .......................           $     .47                 $    .39
                                                =========                 ========

Earnings per share - diluted
   Income before extraordinary item .           $     .47                 $    .38
   Extraordinary item ...............                (.01)                    --
                                                ---------                 --------
   Net income .......................           $     .46                 $    .38
                                                =========                 ========

Dividends paid per share ............           $     .20                 $    .18
                                                =========                 ========

 See Notes to Consolidated Condensed Financial Statements.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                     Eli Lilly and Company and Subsidiaries




                                                            Three Months
                                                           Ended March 31,

                                                    1998                    1997
                                           -------------------------------------------
                                                     (Dollars in millions
                                                     except per-share data)

Net income .........................             $  521.1              $  432.6

Other comprehensive income .........                 (4.8)                (82.2)
                                                 --------              --------

Comprehensive income ...............             $  516.3              $  350.4
                                                 ========              ========



 See Notes to Consolidated Condensed Financial Statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                     Eli Lilly and Company and Subsidiaries



                                                                      March 31,                 December 31,
                                                                        1998                        1997
                                                                -------------------------------------------------
                                                                                   (Millions)
                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..................................       $ 1,264.7                    $ 1,947.5
   Short-term investments .....................................            63.1                         77.1
   Accounts receivable, net of allowances
     for doubtful amounts of $59.3 (1998)
     and $53.3 (1997) .........................................         1,670.4                      1,544.3
   Other receivables ..........................................           163.3                        338.9
   Inventories ................................................           977.8                        900.7
   Deferred income taxes ......................................           342.1                        325.7
   Prepaid expenses ...........................................           297.6                        186.5
                                                                      ---------                    ---------
   TOTAL CURRENT ASSETS .......................................         4,779.0                      5,320.7

OTHER ASSETS
   Prepaid retirement .........................................           585.2                        579.1
   Investments ................................................           429.9                        465.6
   Goodwill and other intangibles, net of
     allowances for amortization of
     $131.1 (1998) and $119.3 (1997) ..........................         1,520.9                      1,550.5
   Sundry .....................................................           690.0                        559.8
                                                                      ---------                    ---------
                                                                        3,226.0                      3,155.0

PROPERTY AND EQUIPMENT
   Land, buildings, equipment, and
     construction-in-progress .................................         7,014.9                      7,034.9
   Less allowances for depreciation ...........................         2,973.1                      2,933.2
                                                                      ---------                    ---------
                                                                        4,041.8                      4,101.7
                                                                      ---------                    ---------
                                                                      $12,046.8                    $12,577.4
                                                                      ---------                    ---------
                                                                      ---------                    ---------


                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings ......................................       $   220.0                    $   227.6
   Accounts payable ...........................................           841.4                        985.5
   Employee compensation ......................................           339.4                        456.6
   Dividends payable ..........................................          --                            221.7
   Income taxes payable .......................................         1,229.0                      1,188.0
   Other liabilities ..........................................           900.7                      1,112.2
                                                                      ---------                    ---------
   TOTAL CURRENT LIABILITIES ..................................         3,530.5                      4,191.6

LONG-TERM DEBT ................................................         2,337.2                      2,326.1
DEFERRED INCOME TAXES .........................................           333.6                        215.5
RETIREE MEDICAL BENEFIT OBLIGATION ............................           112.1                        118.3
OTHER NONCURRENT LIABILITIES ..................................           780.0                        920.3
                                                                      ---------                    ---------
                                                                        3,562.9                      3,580.2

COMMITMENTS AND CONTINGENCIES .................................            --                           --
MINORITY INTEREST IN SUBSIDIARY ...............................           160.0                        160.0

SHAREHOLDERS' EQUITY
   Common stock ...............................................           692.0                        694.7
   Retained earnings ..........................................         4,551.8                      4,398.7
   Deferred costs-ESOP ........................................          (154.0)                      (155.7)
   Accumulated comprehensive income ...........................          (187.4)                      (182.6)
                                                                      ---------                    ---------
                                                                        4,902.4                      4,755.1
   Less cost of common stock in treasury ......................           109.0                        109.5
                                                                      ---------                    ---------
                                                                        4,793.4                      4,645.6
                                                                      ---------                    ---------
                                                                      $12,046.8                    $12,577.4
                                                                      ---------                    ---------
                                                                      ---------                    ---------


See Notes to Consolidated Condensed Financial Statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                     Eli Lilly and Company and Subsidiaries




                                                                        Three Months Ended
                                                                            March 31,
                                                                     1998                1997
                                                                --------------------------------
                                                                            (Millions)
OPERATING ACTIVITIES
Net income ...................................................    $  521.1         $  432.6
Adjustments to Reconcile Net Income to Cash
   Flows from Operating Activities:
Changes in operating assets and liabilities ..................      (677.9)          (121.8)
Change in deferred taxes .....................................       108.4           (153.4)
Depreciation and amortization ................................       119.2            139.0
Other items, net .............................................       (13.5)             7.3
                                                                  --------         --------

NET CASH FLOWS FROM OPERATING ACTIVITIES .....................        57.3            303.7

INVESTING ACTIVITIES

Net additions to property and equipment ......................       (77.7)           (58.7)
Additions to sundry assets and intangibles ...................        (7.4)           (16.1)
Reduction of investments .....................................        19.9            137.4
Additions to investments .....................................        (7.9)           (60.2)
Divestitures/(Acquisitions) ..................................        24.6             (0.2)
                                                                  --------         --------

NET CASH FROM (USED FOR) INVESTING ACTIVITIES ................       (48.5)             2.2

FINANCING ACTIVITIES
Dividends paid ...............................................      (220.7)          (197.9)
Purchase of common stock and other capital
   transactions ..............................................      (461.9)            53.0
Net additions to short-term borrowings .......................         5.5            114.9
Net additions (reductions) to long-term debt .................        (2.4)             7.6
                                                                  --------         --------

NET CASH USED FOR FINANCING ACTIVITIES .......................      (679.5)           (22.4)

Effect of exchange rate changes on cash ......................       (12.1)           (55.1)
                                                                  --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ...............................................      (682.8)           228.4

Cash and cash equivalents at January 1 .......................     1,947.5            813.7
                                                                  --------         --------

CASH AND CASH EQUIVALENTS AT MARCH 31 ........................    $1,264.7         $1,042.1
                                                                  --------         --------
                                                                  --------         --------




See Notes to Consolidated Condensed Financial Statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) that are necessary for a fair statement of the results of operations for the periods shown. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

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

The Company has been named, along with numerous other U.S. prescription drug manufacturers, as a defendant in a large number of related actions brought by retail pharmacies alleging violations of federal and state antitrust and pricing laws. The federal suits include a class action on behalf of the majority of U.S. retail pharmacies. The Company and several other manufacturers have settled the federal class action case. The Company has also settled with a large number of the remaining retail pharmacies. Still pending are related suits brought in federal and some state courts by a large number of retail pharmacies involving claims of price discrimination or claims under other pricing laws. Additional cases have been brought on behalf of consumers in several states.

The environmental liabilities and litigation accruals have been reflected in the Company's consolidated balance sheet at the gross amount of approximately

$342 million at March 31, 1998. Estimated insurance recoverables of approximately $235 million have been reflected as assets in the consolidated balance sheet at March 31, 1998.

Barr Laboratories, Inc. (Barr) and Geneva Pharmaceuticals, Inc. (Geneva) have each submitted an Abbreviated New Drug Application (ANDA) seeking FDA approval to market a generic form of Prozac several years before expiration of the Company's patents. The ANDAs assert that Lilly's U.S. patents covering Prozac are invalid and unenforceable. In April 1996, the Company filed suit against Barr in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. In June 1997, the Company filed a similar suit against Geneva in the same court. While the Company believes that the claims of Barr and Geneva are without merit, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

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

EARNINGS PER SHARE

To reflect the impact of the Company's September 1997 stock split, previously reported outstanding and weighted-average number of shares of common stock and per share data have been adjusted.

At December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which requires presentation of both basic earnings per share and diluted earnings per share in the income statement. Accordingly, earnings per share data for previous periods has been restated. All per share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options).

ACCOUNTING CHANGES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Under provisions of this statement, the Company has included a financial statement presentation of comprehensive income to conform to these new requirements. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. As a consequence of this change, certain balance sheet reclassifications will be necessary for previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. The statement must be adopted by the Company on December 31, 1998. Under provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

In December 1997, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued and is effective for the Company's 1998 fiscal year. The statement revises current disclosure requirements for employers' pensions and other retiree benefits. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS OF CONTINUING OPERATIONS:

The Company's sales for the first quarter of 1998 increased 16 percent from the first quarter of 1997. Sales inside the United States increased 20 percent, while sales outside the United States increased 9 percent. Compared with the first quarter of 1997, worldwide sales reflected volume growth of 17 percent and a 2 percent increase in global selling prices which were offset, in part, by the unfavorable effect of exchange rates of 3 percent.

Worldwide pharmaceutical sales for the quarter were $2,123 million, an increase of 17 percent compared with the same period of 1997. Sales growth was led by three of the Company's newer products, Gemzar'r', ReoPro'tm', and Zyprexa'r', and by Prozac. In addition, the quarter benefited from additional health-care-management revenues and the launch of Evista'r' in the United States in January for the prevention of osteoporosis in postmenopausal women. Evista sales totaled $33 million, driven largely by initial stocking by wholesalers. Revenue growth for the period was partially offset by lower sales of anti-infective products, Axid'r' and Humulin'r'. Total U.S. pharmaceutical sales and services increased 20 percent to $1,393 million primarily as a result of increased volume. International pharmaceutical sales increased 11 percent compared with the first quarter of 1997, as sales volume growth of 18 percent was mitigated by the effect of unfavorable exchange rates (7 percent), while selling prices remained level.

Worldwide sales of Prozac in the first quarter were $618 million, an increase of 10 percent from the first quarter of 1997. Prozac sales in the U.S. increased 11 percent to $485 million in the first quarter. Sales of Prozac outside the U.S. experienced an increase of 4 percent to $133 million despite the effects of unfavorable exchange rates.

Zyprexa posted worldwide sales in the first quarter of $287 million, an increase of $182 million over the first quarter 1997. U.S. Zyprexa sales increased $139 million, while sales outside of the U.S. increased $43 million.

Worldwide ReoPro sales of $70 million in the first quarter reflected an increase of $18 million (35 percent) as compared with the first quarter of 1997.

Worldwide Gemzar sales grew to $57 million in the first quarter of 1998. Sales both inside and outside the U.S. increased by $12 million, representing growth of 72 percent and 87 percent, respectively.

Insulin sales, composed of Humulin, Humalog'r', and Iletin'r', decreased 1 percent compared with the first quarter of 1997. Insulin sales decreased 9 percent in the U.S., to $130 million, but increased 11 percent outside the U.S. to $107 million. Worldwide Humulin sales decreased 7 percent, to $195 million, compared with the first quarter of 1997. Growth comparisons for Humulin in the quarter were negatively affected in the U.S. by wholesaler stocking which occurred at the end of the fourth quarter 1997. In addition, Humulin faced increased competitive pressures, including oral anti-diabetic products. As a result, U.S. Humulin sales declined 16 percent to $106 million. International Humulin sales increased 6 percent despite unfavorable exchange rates. Worldwide Humalog sales for the first quarter were $25 million, an increase of $13 million.

Worldwide anti-infective sales decreased $48 million (14 percent) in the first quarter. U.S. anti-infective sales declined 34 percent in the first quarter. International anti-infective sales decreased 5 percent. These declines were due in part to continued generic competition in certain markets and the impact of unfavorable exchange rates. Cefaclor accounted for the majority of the decline in anti-infective sales. Sales of cefaclor declined 17 percent in the first quarter.

Worldwide sales of animal health products increased 7 percent over the first quarter of 1998. This sales growth was led by Micotil'r'.

Health-care-management revenues increased 59 percent for the first quarter, largely due to increased mail order pharmacy sales.

Gross margin improved to 73.5 percent of sales for the first quarter, compared with 72.3 percent for the first quarter of 1997. The increase was primarily the result of favorable changes in product mix, continued productivity improvements and enhanced plant utilization. These improvements were offset, in part, by increased health-care-management service revenues, which have lower margins than pharmaceutical products.

Operating expenses for 1998 increased 20 percent for the first quarter. Research and development increased 21 percent in the first quarter, as the result of greater investments in both internal research efforts and external research collaborations. Marketing and administrative expenses increased 20 percent from the first quarter of 1997. This increase was driven by increased expenditures to support continued new product launches around the world, including the U.S. launch of Evista, enhancements of the Company's global information technology capabilities, including expenditures relating to the Company's development and implementation of the year 2000 computer initiatives, and direct-to-consumer advertising campaigns in the U.S.

Compared with the first quarter of 1997, interest expense decreased $12 million (20 percent). The decrease was primarily due to a decline in the Company's short term borrowings.

Net other income of $17 million for the first quarter was $18 million higher than the first quarter of 1997. The quarter benefited from a decrease in goodwill amortization expense, gains on the sale of certain investments and increased interest income. Also, the quarterly comparison benefited from inclusion in the 1997 amount of the charges associated with the discontinuance of a collaboration with Somatogen, Inc. These increases were partially offset by the absence of DowElanco joint venture income in the first quarter of 1998 due to the June 1997 divestiture.

The Company's effective tax rate for the quarter was 25 percent, which was consistent with the first quarter of 1997.

The Company refinanced a portion of its long term debt, which resulted in a one-time extraordinary charge of $7 million ($.01 per share), net of a $5 million tax benefit.

First quarter net income was $521 million and $ .46 per share (after extraordinary item), representing increases of 20 percent and 21 percent, respectively, as compared with the same periods of 1997. For the first quarter, net income was favorably impacted by increased sales, improved gross margin, and increased other income, offset somewhat by higher operating expenses as a percent of sales.

FINANCIAL CONDITION:

As of March 31, 1998, cash, cash equivalents and short-term investments totaled $1,328 million as compared with $2,025 million at December 31, 1997, a net decrease of $697 million. The decrease in cash was due primarily to dividends paid and stock repurchased for employee stock plans. Total debt at March 31, 1998, was $2,557 million, an increase of $3 million from December 31, 1997.

The Company believes that cash generated from operations in 1998, along with available cash and cash equivalents, will be sufficient to fund essentially all of the 1998 operating needs, including debt service, repayment of short term borrowings, capital expenditures, and dividends.

Many of the Company's computer systems and laboratory and process automation devices will require modification or replacement over the next two years in order to render the systems ready for the year 2000. Modifications of some systems have already occurred and others are in various stages of activity ranging from evaluation to testing. The company is also assessing how it could be affected by the failure of third parties (e.g., vendors and customers) to mitigate their own Year 2000 issues. Management currently believes that the incremental costs of addressing these issues will not materially affect the Company's consolidated financial position, liquidity or results of operations through December 31, 1999. The company believes it will be able to resolve all major Year 2000 issues by the end of 1999. However, if the company is not able to do so, the impact on business operations could be material to the company's consolidated results of operations.

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

RECENT DEVELOPMENT:

The Company announced on May 6, 1998, that Randall L. Tobias, chairman and chief executive officer, plans to retire at the end of the year. The Board of Directors has elected Sidney Taurel president and chief executive officer effective July 1, 1998. Mr. Taurel is currently president and chief operating officer. Mr. Tobias will remain chairman until his retirement from the Company and Board on December 31, 1998. At that time, Mr. Taurel will become chairman, president and chief executive officer.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the discussion of In re Brand Name Prescription Drugs Antitrust Litigation (MDL No. 997) and related cases contained in the Company's 1997 Form 10-K under Item 3, "Legal Proceedings -- Pricing Litigation." The Company and several other manufacturers have now reached settlements, subject in each case to court approval, in the state court cases brought on behalf of consumers in Arizona, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, and Wisconsin.

Item 6.  Exhibits and Reports on Form 8-K



           (a)  Exhibits. The following documents are filed as exhibits to this
                Report:

                3. Amended Articles of Incorporation (amended through April 20,
                   1998)

               10. 1998 Lilly Stock Plan

               11. Statement re:  Computation of Basic Earnings Per Share and
                   Diluted Earnings Per Share

               12. Statement re:  Computation of Ratio of Earnings from
                   Continuing Operations to Fixed Charges

               27. Financial Data Schedule

               99. Cautionary Statement Under Private Securities Litigation
                   Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

           (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the first quarter of 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ELI LILLY AND COMPANY
                                 -----------------------------------------------
                                 (Registrant)

Date    May 12, 1998             S/Daniel P. Carmichael
      -----------------          -----------------------------------------------
                                 Daniel P. Carmichael
                                 Secretary and Deputy General Counsel

Date    May 12, 1998             S/Arnold C. Hanish
      -----------------          -----------------------------------------------
                                 Arnold C. Hanish
                                 Director, Corporate Accounting and
                                    Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

            Exhibit
            -------

        3.  Amended Articles of Incorporation (amended through
            April 20, 1998)

       10.  1998 Lilly Stock Plan*

       11.  Statement re:  Computation of Basic Earnings Per
            Share and Diluted Earnings Per Share

       12. Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

       27.  Financial Data Schedule

       99. Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures


*Incorporated by reference from Exhibit A to the Company's definitive Proxy Statement filed with the Commission on March 4, 1998.

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as............................  'tm'
The registered trademark symbol shall be expressed as.................   'r'