Form 10-Q
period 1998-06-30
LILLY ELI & CO
filed 1998-08-13
CIK 59478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

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

     The number of shares of common stock outstanding as of July 31, 1998:


                Class               Number of Shares Outstanding
                -----               ----------------------------
               Common                       1,101,311,973


         PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                     Eli Lilly and Company and Subsidiaries

                                                                 Three Months                         Six Months
                                                                 Ended June 30,                      Ended June 30,
                                                          1998               1997              1998             1997
                                                       -------------------------------------------------------------
                                                        (Dollars in millions except per-share data)
Net sales.........................................          $2,340.7         $1,988.7           $4,609.8         $3,941.7

Cost of sales.....................................             626.1            548.8            1,228.2          1,090.1
Research and development..........................             418.7            326.7              783.4            627.9
Marketing and administrative......................             654.1            572.7            1,220.1          1,044.4
Asset impairment..................................               -            2,443.0                -            2,443.0
Gain on sale of DowElanco.........................               -             (618.2)               -             (618.2)
Interest expense..................................              43.1             62.5               91.7            123.1
Other income - net................................             (56.4)           (57.9)             (73.1)           (56.5)
                                                             -------          -------              -----          -------
                                                             1,685.6          3,277.6            3,250.3          4,653.8
                                                             -------          -------            -------          -------
Income (loss) before income taxes
   and extraordinary item.........................             655.1         (1,288.9)           1,359.5          (712.1)

Income taxes......................................             163.8            443.2              339.9           587.4
                                                             -------          -------            -------         -------

Income (loss) before
   extraordinary item.............................             491.3         (1,732.1)           1,019.6        (1,299.5)
                                                             -------          -------            -------         -------

Extraordinary item -
   Loss on early redemption
   of debt, net of tax............................                -               -                 (7.2)             -
                                                              -------          ------           --------          -----

Net income (loss).................................          $  491.3        $(1,732.1)          $1,012.4        $(1,299.5)
                                                             =======         ========            =======         ========

Earnings (loss) per share
   Income (loss) before
     extraordinary item...........................          $    0.45        $   (1.57)          $   0.93       $   (1.18)
   Extraordinary item.............................               0.00             0.00              (0.01)           0.00
                                                             --------         --------            -------        --------
   Net income (loss)..............................          $    0.45        $   (1.57)          $   0.92       $   (1.18)
                                                             ========         ========            =======        ========

Earnings (loss) per share - Diluted
   Income (loss) before
     extraordinary item...........................           $   0.44         $   1.57           $   0.91        $  (1.18)
   Extraordinary item.............................               0.00             0.00              (0.01)           0.00
                                                              -------          -------            --------        -------
   Net income (loss)..............................           $   0.44         $  (1.57)          $   0.90        $  (1.18)
                                                              =======          =======            =======         =======

Dividends paid per share                                     $   0.20         $   0.18           $   0.40        $   0.36
                                                              =======          =======            =======         =======



See Notes to Consolidated Condensed Financial Statements.

        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                     Eli Lilly and Company and Subsidiaries

                                                          Three Months                           Six Months
                                                         Ended June 30,                        Ended June 30,
                                                   1998                1997               1998                1997
                                                   -----------------------------------------------------------------
                                                        (Dollars in millions except per-share data)
 Net income (loss)..............................     $491.3          $(1,732.1)          $1,012.4           $(1,299.5)

 Other comprehensive income.....................      (27.6)             (47.9)             (32.4)             (130.1)
                                                       ----               ----               ----               -----

 Comprehensive income (loss)........................$463.7........$(1,780.0)             $  980.0           $(1,429.6)
                                                     =====          =======               =======             =======

  See Notes to Consolidated Condensed Financial Statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)
                     Eli Lilly and Company and Subsidiaries

                                                                                  June 30,  December 31,
                                                                                  1998         1997
                                                                                  ----------------------
                                                                                         (Millions)

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents.................................................         $ 1,315.2        $ 1,947.5
   Short-term investments....................................................              67.6             77.1
   Accounts receivable, net of allowances for
     doubtful amounts of $51.1 (1998)
     and $53.3 (1997)........................................................           1,650.0          1,544.3
   Other receivables.........................................................             168.3            338.9
   Inventories...............................................................             985.2            900.7
   Deferred income taxes.....................................................             320.0            325.7
   Prepaid expenses..........................................................             291.7            186.5
                                                                                       --------         --------
   TOTAL CURRENT ASSETS......................................................           4,798.0          5,320.7

OTHER ASSETS

   Prepaid retirement........................................................             592.0            579.1
   Investments...............................................................             300.7            465.6
   Goodwill and other intangibles, net of
     allowances for amortization of
     $143.8 (1998) and $119.3 (1997).........................................           1,508.0          1,550.5
   Sundry....................................................................             625.3            559.8
                                                                                       --------         --------
                                                                                        3,026.0          3,155.0

PROPERTY AND EQUIPMENT
   Land, buildings, equipment and
     construction-in-progress................................................           7,091.7          7,034.9
   Less allowances for depreciation..........................................           3,047.0          2,933.2
                                                                                       --------         --------
                                                                                        4,044.7          4,101.7
                                                                                       --------         --------
                                                                                      $11,868.7        $12,577.4
                                                                                       ========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings.....................................................        $   195.1         $   227.6
   Accounts payable..........................................................            897.1             985.5
   Employee compensation.....................................................            433.6             456.6
   Dividends payable.........................................................              -               221.7
   Income taxes payable......................................................          1,082.1           1,188.0
   Other liabilities.........................................................            839.1           1,112.2
                                                                                      --------          --------
   TOTAL CURRENT LIABILITIES.................................................          3,447.0           4,191.6

LONG-TERM DEBT................................................................         2,307.5           2,326.1
DEFERRED INCOME TAXES........................................................            408.2             215.5
RETIREE MEDICAL BENEFIT OBLIGATION...........................................            107.4             118.3
OTHER NONCURRENT LIABILITIES.................................................            797.0             920.3
                                                                                      --------          --------
                                                                                       3,620.1           3,580.2

COMMITMENTS AND CONTINGENCIES................................................              -                -
MINORITY INTEREST IN SUBSIDIARY..............................................            160.0             160.0

SHAREHOLDERS' EQUITY

   Common stock..............................................................            688.9             694.7
   Retained earnings.........................................................          4,524.5           4,497.3
   Deferred costs - ESOP.....................................................           (149.2)           (155.7)
   Accumulated comprehensive income..........................................           (313.6)           (281.2)
                                                                                      --------          --------
                                                                                       4,750.6           4,755.1
   Less cost of common stock in treasury.....................................            109.0             109.5
                                                                                      --------          --------
                                                                                       4,641.6           4,645.6
                                                                                      --------          --------
                                                                                     $11,868.7         $12,577.4
                                                                                      ========          ========

See Notes to Consolidated Condensed Financial Statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                     Eli Lilly and Company and Subsidiaries

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        1998              1997
                                                                                   ---------------------------
                                                                                              (Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)...................................................................        $1,012.4     $(1,299.5)
Adjustments to Reconcile Net Income (Loss) to Cash
   Flows from Operating Activities:
Changes in operating assets and liabilities........................................          (612.5)       (140.3)
Change in deferred taxes...........................................................           204.6          11.5
Depreciation and amortization......................................................           236.4         275.0
Net gain from sale of DowElanco....................................................             -          (295.6)
Asset impairment, net of tax......................................................              -         2,429.6
Other items, net..................................................................            (49.5)        (33.6)
                                                                                            -------       -------

NET CASH FLOWS FROM OPERATING ACTIVITIES...........................................           791.4         947.1

INVESTING ACTIVITIES
Net additions to property and equipment............................................          (177.5)       (136.0)
Additions to sundry assets and intangibles.........................................           (35.3)        (18.5)
Reduction of investments...........................................................           160.7         180.9
Additions to investments...........................................................           (28.3)       (124.8)
Proceeds from sale of DowElanco....................................................              -        1,200.0
                                                                                              ------      -------

NET CASH FROM (USED FOR) INVESTING ACTIVITIES......................................           (80.4)      1,101.6

FINANCING ACTIVITIES
Dividends paid.....................................................................          (440.7)       (396.8)
Purchases of common stock and other capital
  transactions.....................................................................          (864.0)         97.5
Net reductions to short-term borrowings............................................           (14.4)       (643.0)
Net additions (reductions) to long-term debt.......................................           (23.0)          6.4
                                                                                            -------       -------

NET CASH USED FOR FINANCING ACTIVITIES.............................................        (1,342.1)       (935.9)

Effect of exchange rate changes on cash............................................            (1.2)        (73.5)
                                                                                            -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................          (632.3)      1,039.3

Cash and cash equivalents at January 1.............................................         1,947.5         813.7
                                                                                            -------       -------

CASH AND CASH EQUIVALENTS AT JUNE 30...............................................        $1,315.2      $1,853.0
                                                                                            =======       =======

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

As presented herein, sales include sales of the Company's life-sciences products and service revenue from the Company's health-care management operations, primarily PCS Health Systems, Inc. (PCS).

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

The Company has been named, along with numerous other U.S. prescription drug manufacturers, as a defendant in a large number of related actions brought by retail pharmacies alleging violations of federal and state antitrust and pricing laws. The federal suits include a class action on behalf of the majority of U.S. retail pharmacies. The Company and several other manufacturers agreed to settle the federal class action case. The Company has also settled with a large number of the remaining retail pharmacies. Still pending are related suits brought in federal and some state courts by a large number of retail pharmacies involving claims of price discrimination or claims under other pricing laws. Additional cases have been brought on behalf of consumers in several states.

The environmental liabilities and litigation accruals have been reflected in the Company's consolidated balance sheet at the gross amount of approximately $325 million at June 30, 1998. Estimated insurance recoverables have been reflected as assets in the consolidated balance sheet of approximately $241 million at June 30, 1998.

Barr Laboratories, Inc. (Barr) and Geneva Pharmaceuticals, Inc. (Geneva) have each submitted Abbreviated New Drug Applications (ANDAs) seeking FDA approval to market generic forms of Prozac before the expiration of the Company's patents. The ANDAs assert that Lilly's U.S. patents covering Prozac are invalid and unenforceable. In April 1996, the Company filed suit against Barr in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. In June 1997, the Company filed a similar suit against Geneva in the same court. The patent validity aspects of the case are currently set for trial in January 1999. While the Company believes that the claims of Barr and Geneva are without merit, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

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

At December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which requires presentation of both basic earnings per share and diluted earnings per share on the income statement. Accordingly, earnings per share data for previous periods has been restated. All per share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options).

ACCOUNTING CHANGES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Under provisions of this statement, the Company has included a financial statement presentation of comprehensive income to conform to these new requirements. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. As a consequence of this change, certain balance sheet reclassifications were necessary for previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure standard did not affect the Company's financial position or results of operations.

Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and capitalized interest. Prior to adoption of SOP 98-1, the Company expensed these costs as incurred. The effect of this change in accounting principle on consolidated earnings during the current period is immaterial.

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", was issued. The statement must be adopted by the Company on December 31, 1998. Under provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

In December 1997, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued and is effective for the Company's 1998 fiscal year. The statement revises current disclosure requirements for employers' pensions and other retirees benefits. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. Statement No. 133 is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings.

The Company has not yet determined what the effect of Statement No. 133 will be on the Company or when the statement will be adopted.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS:

The Company's sales for the second quarter of 1998 increased 18 percent compared with the second quarter of 1997. Sales inside the United States increased 25 percent while sales outside of the United States increased 7 percent. Compared with the second quarter of 1997, worldwide sales reflected volume growth of 17.2 percent and a 3.1 percent increase in selling prices which were partially offset by the unfavorable impact of exchange rates of 2.6 percent.

The Company's sales for the first six months of 1998 increased 17 percent compared with the same period in 1997. Sales inside the United States increased 22 percent while sales outside the United States increased 8 percent. Compared with the first six months of 1997, worldwide sales reflected volume growth of
17.2 percent and a 2.4 percent increase in selling prices which were partially offset by unfavorable exchange rate comparisons of 2.6 percent.

Worldwide pharmaceutical sales and services for the quarter were $2,204 million and for the six month period were $4,327 million, reflecting increases of 19 percent and 18 percent, respectively, compared with the same periods of 1997. Sales growth in both periods was led by Prozac and three of the Company's newer products, Gemzar'r', ReoPro'r', and Zyprexa'r'. Revenue growth for both the quarter and the six month period was partially offset by lower sales of anti-infective products and Axid'r', due to continuing generic competition and competitive pressures. Total U.S. pharmaceutical sales and services for the quarter increased 25 percent to $1,458 million and for the six month period increased 23 percent to $2,851 million. Growth in both periods was driven primarily by increased volumes. International pharmaceutical sales for the quarter increased 7 percent to $746 million and for the six month period increased 9 percent to $1,476 million. Strong volume growth drove these increases, offset by the effect of unfavorable exchange rates with selling prices remaining stable. The exchange rate impact in the Asia Pacific region did not have a material impact on worldwide sales.

Worldwide sales of Prozac for the quarter were $666 million and for the six month period were $1,284 million, representing increases over the same periods of 1997 of 12 percent and 11 percent, respectively. Prozac sales in the U.S. increased 16 percent to $531 million for the quarter and 13 percent to $1,015 million for the six month period. Sales of Prozac outside the U.S. declined 2 percent to $136 million for the quarter, but reflected an increase of 1 percent to $269 million for the six month period. Both periods were affected by unfavorable exchange rates and continued competitive pressures.

Zyprexa posted worldwide sales for the quarter of $328 million and $615 million for the six month period, representing increases of $172 million and $354 million, respectively, over the same periods of 1997. U.S. sales of Zyprexa increased $130 million to $256 million for the quarter and increased $269 million to $486 million for the six month period. Sales outside the U.S. increased $42 million to $72 million for the quarter and increased $84 million to $129 million for the six month period.

Worldwide insulin sales, composed of Humulin'r', Humalog'r', and Iletin'r', increased in the quarter by 16 percent to $291 million and, for the six month period, increased 8 percent to $528 million. Insulin sales in the U.S. for the quarter increased by 16 percent to $177 million and for the six month period increased 4 percent to $308 million. Insulin sales outside the U.S. increased by 16 percent to $114 million for the quarter and increased 14 percent to $221 million for the six month period. Worldwide Humulin sales increased 12 percent for the quarter and 3 percent for the six month period. U.S. Humulin sales increased for the quarter by 12 percent, but for the six month period decreased by 1 percent. Humulin sales outside the U.S. increased by 11 percent and 9 percent for the quarter and six month period, respectively, despite unfavorable exchange rates. The Company expects Humulin sales for the full year to increase from 3 to 5 percent over 1997 levels. Worldwide Humalog sales were $30 million for the quarter and $54 million for the six month period, representing increases over the same periods of 1997.

Worldwide sales of anti-infectives decreased by 11 percent to $250 million for the quarter and by 12 percent to $545 million for the six month period. U.S. anti-infective sales declined 21 percent for the quarter and 29 percent for the six month period. International anti-infective sales declined by 7 percent and 6 percent for the same time periods. These declines were due in part to continued generic competition in certain markets and the impact of unfavorable exchange rates. Cefaclor accounted for the majority of the decline in anti-infective sales. Sales of cefaclor declined 11 percent for the quarter and 14 percent for the six month period.

Worldwide Axid sales decreased by 35 percent to $77 million for the quarter and by 22 percent to $222 million for the six month period due to continuing generic competition and competitive pressures.

Worldwide ReoPro sales of $101 million for the quarter and $171 million for the six month period reflected increases of $41 million and $59 million over the same periods of 1997, respectively.

Worldwide Gemzar sales of $85 million for the quarter and $143 million for the six month period reflected increases of $44 million and $68 million over the same periods of 1997, respectively.

Evista'r', launched in the first quarter, had worldwide sales of $15 million for the quarter and $49 million for the six month period. The Company expects to have introduced Evista in approximately 30 countries by the end of 1998. Assuming that current new prescription trends continue, the Company anticipates worldwide Evista sales for the full year of 1998 to be in the range of $125 million to $150 million.

Health-care management revenues increased 35 percent for the quarter to $180 million and 44 percent for the six month period of 1998 to $361 million, driven largely by increased mail order pharmacy sales.

Worldwide sales of animal health products increased 6 percent over the second quarter of 1997 to $135 million and 7 percent for the six month period to $279 million. This sales growth was driven primarily by Micotil'r'.

Cost of sales decreased in the second quarter to 26.7 percent of sales as compared with 27.6 percent of sales in the same quarter of 1997. Cost of sales for the first six months of 1998 was 26.6 percent of sales as compared with 27.7 percent in the prior year. The decreases for both periods were primarily the result of favorable changes in product mix, continued productivity improvements, and enhanced plant utilization. These improvements were offset in part by increased health-care-management service revenues, which have lower margins than pharmaceutical products. For the year, the Company anticipates that cost of sales as a percent of sales will be below 1997 levels.

In both periods comparisons of operating expenses benefited by the inclusion of the settlement of a significant portion of the company's remaining retail pharmacy pricing litigation in the second quarter of 1997. Excluding the impact of the 1997 pricing litigation, operating expenses for 1998 increased 22 percent for the second quarter and 21 percent for the first half of the year. The increases reflect 28 percent and 25 percent growth rates in research and development for the second quarter and six month periods, respectively. This growth is the result of greater investments in both internal research efforts and external research collaborations. The Company expects research and development expenses for the full year to increase from 20 to 22 percent over 1997 levels. Excluding the impact of the 1997 pricing litigation, marketing and administrative expenses increased 18 percent over the second quarter of 1997 and 19 percent over the first six months. This increase was driven by increased expenditures to support continued new product launches around the world, including the U.S. launch of Evista, enhancements of the Company's global information technology capabilities, including expenditures relating to the Company's development and implementation of the year 2000 computer initiatives, and direct-to-consumer advertising campaigns in the U.S.

In the second quarter of 1997 the Company recognized an asset impairment (a noncash charge) of approximately $2.4 billion to adjust the carrying value of PCS health-care-management businesses (PCS) long-lived assets, primarily goodwill, to their fair value of approximately $1.5 billion. The Company determined that PCS' estimated future undiscounted cash flows were below the carrying value of PCS' long-lived assets. As a consequence, the carrying value was adjusted to estimated fair value based on anticipated future cash flows, discounted at a rate commensurate with the risk involved.

On June 30, 1997, The Dow Chemical Company acquired the Company's 40 percent interest in DowElanco. The cash purchase price was $1.2 billion resulting in a gain in the second quarter of 1997 of $618.2 million ($295.6 million after-tax).

Compared to the second quarter and first six months of 1997, interest expense decreased $19 million (31 percent) and $31 million (26 percent), respectively, due largely to declines in the Company's short-term borrowings.

Net other income for the quarter of $56 million reflected a decrease of $2 million from 1997. Net other income for the six month period was $73 million, an increase of $16 million over 1997. The first six months of 1998 benefited from a decrease in goodwill amortization expense, gains on the sale of certain investments, the exchange of Somatogen stock for Baxter stock as part of their merger, and increased interest income. Also, the first six months comparison benefited from the inclusion in the 1997 amount of the charges associated with the discontinuance of a collaboration with Somatogen, Inc. These increases were partially offset by the absence of DowElanco joint venture income in the first six months.

The Company's effective tax rate for both the second quarter and first six months was 25 percent. For the first six months of 1997 the Company's effective tax rate was distorted by the impacts of the PCS impairment and the gain from the sale of DowElanco. The Company's estimated tax rate for the first six months of 1997, excluding the impacts of these items, was 25 percent.

Second quarter net income was $491 million, or $0.44 per share, compared to a $1,732 million net loss ($1.57 per share) for the second quarter of 1997. For the six month period, net income was $1,012 million, or $0.90 per share, compared to a $1,299 million net loss ($1.18 per share) for the same period in 1997. The second quarter 1997 results were impacted by the three non-recurring significant events described above: the PCS asset impairment, the retail pharmacy pricing litigation settlement and the DowElanco sale. Excluding these non-recurring significant events, second quarter net income increased 18 percent as compared to 1997 and for the six month period, net income increased 17 percent over the first six months of 1997. For the second quarter, net income was favorably impacted by increased sales and improved gross margin, offset somewhat by higher research and development expenses as a percent of sales.

FINANCIAL CONDITION:

As of June 30, 1998, cash, cash equivalents and short-term investments totaled $1,383 million as compared with $2,025 million at December 31, 1997, a net decrease of $642 million. The decrease in cash was due primarily to stock repurchases. Total debt at June 30, 1998, was $2,503 million, a decrease of $51 million from December 31, 1997.

The Company believes that cash generated from operations in 1998, along with available cash and cash equivalents, will be sufficient to fund essentially all of the 1998 operating needs, including debt service, repayment of short term borrowing, capital expenditures, and dividends.

Many of the Company's computer systems and laboratory and process automation devices will require modification or replacement over the next 18 months in order to render the systems ready for the Year 2000. Modifications of some systems have already occurred and others are in various stages of activity ranging from evaluation to testing. The Company is also assessing how it could be affected by the failure of third parties (e.g., vendors and customers) to mitigate their own Year 2000 issues. Management currently believes that the incremental costs of addressing these issues will not materially affect the Company's consolidated financial position, liquidity or results of operations through December 31, 1999. The Company believes it will be able to resolve all major Year 2000 issues by the end of 1999. However, if the Company is not able to do so, the impact on business operations could be material to the Company's consolidated results of operations.

Barr Laboratories, Inc. (Barr) and Geneva Pharmaceuticals, Inc. (Geneva) have each submitted Abbreviated New Drug Applications (ANDAs) seeking FDA approval to market generic forms of Prozac before the expiration of the Company's patents. The ANDAs assert that Lilly's U.S. patents covering Prozac are invalid and unenforceable. The Company has filed suit in federal court in Indianapolis against both Barr and Geneva seeking a ruling that both challenges are without merit. The patent validity aspects of the case are currently set for trial in January 1999. While the Company believes that the claims of Barr and Geneva are without merit, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company are subject to risks and uncertainties which may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors which may affect the Company's operations are discussed in Exhibit 99 and elsewhere in this Form 10-Q filing.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the discussion of the patent litigation with Barr Laboratories, Inc. and Geneva Pharmaceuticals, Inc. involving two U.S. Prozac patents contained in the Company's 1997 Form 10-K under Item 3, "Legal Proceedings -- Prozac Patent Litigation." The patent validity aspects of this case are currently scheduled for trial in January 1999.

Reference is made to the discussion of In re Brand Name Prescription Drugs Antitrust Litigation (MDL No. 997) and related cases contained in the Company's 1997 Form 10-K under Item 3, "Legal Proceedings -- Pricing Litigation." In the second quarter of 1998, the Company reached a confidential settlement with an additional large group of chain pharmacies.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 20, 1998. The following is a summary of the matters voted on at the meeting.

(a) The four management nominees for Director were elected to serve three-year terms ending in 2001, as follows:

                  Nominee                                                  For               Withhold Vote
                  -------                                                  ---               -------------
         Steven C. Beering, M.D.                                       976,085,424             11,869,332
         Franklyn G. Prendergast, M.D., Ph.D.                          977,726,066             10,228,690
         Kathi P. Seifert                                              977,242,554             10,712,202
         Randall L. Tobias                                             976,297,077             11,657,679

         The terms of office of the following directors continued after the meeting: Evan Bayh, Alfred G. Gilman, M.D., Charles E. Golden, Karen
         N. Horn, Ph.D., J. Clayburn La Force, Jr., Ph.D., Kenneth L. Lay, Ph.D., Sidney Taurel, August M. Watanabe, M.D. and Alva O. Way. Dr. La Force retired from the Board of Directors effective April 20, 1998.

(b) By the following vote, the shareholders approved amendments to the Articles of Incorporation recommended by the Board of Directors to increase the number of authorized shares of common stock:

         For:              933,218,245
         Against:           50,245,716
         Abstain:            4,490,795

(c)      By the following vote, the shareholders approved the 1998 Lilly Stock
         Plan:

         For:              948,864,916
         Against:           33,887,457
         Abstain:            5,202,383

(d) By the following vote, the shareholders approved the Eli Lilly and Company EVA Bonus Plan:

         For:              959,782,831
         Against:           21,835,595
         Abstain:            6,336,330

(e) The appointment of Ernst & Young LLP as the Company's principal independent auditors was ratified by the following shareholder vote:

         For:              984,011,833
         Against:            1,746,191
         Abstain:            2,196,732

Item 6. Exhibits and Reports on Form 8-K

           (a)   Exhibits. The following documents are filed as exhibits to this
                 Report:

                   3.  By-laws (as amended through July 1, 1998)

                  11. Statement re: Computation of Basic Earnings Per Share and Diluted Earnings Per Share

                  12. Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

                  27.  Financial Data Schedule

                  99. Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures


           (b)  Reports on Form 8-K.

                  No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ELI LILLY AND COMPANY
                                            ---------------------
                                            (Registrant)

Date       August 12, 1998                  /s/ Daniel P. Carmichael
           ---------------                  ------------------------
                                            Daniel P. Carmichael
                                            Secretary and Deputy General Counsel

Date       August 12, 1998                   /s/ Arnold C. Hanish
           ---------------                  ----------------------
                                            Arnold C. Hanish
                                            Director, Corporate Accounting and
                                               Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

                  Exhibit
                  -------

              3.   By-laws (as amended through July 1, 1998)

             11. Statement re: Computation of Basic Earnings Per Share and Diluted Earnings Per Share

             12. Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

             27.   Financial Data Schedule

             99. Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

                          STATEMENT OF DIFFERENCES

     The registered trademark symbol shall be expressed as ..............'r'