Form 10-Q
period 1998-09-30
LILLY ELI & CO
filed 1998-11-13
CIK 59478

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1998


                        COMMISSION FILE NUMBER 001-06351



                                      ---


                             ELI LILLY AND COMPANY
             (Exact name of Registrant as specified in its charter)

              INDIANA                                          35-0470950
 (State or other jurisdiction of                           (I. R .S. Employer
  incorporation or organization)                          Identification Number)

              LILLY CORPORATE CENTER, INDIANAPOLIS, INDIANA 46285
                    (Address of principal executive offices)


               Registrant's telephone number, including area code
                                 (317) 276-2000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    x       No _______
    ------

The number of shares of common stock outstanding as of October 31, 1998:


               Class               Number of Shares Outstanding
               -----               ----------------------------

              Common                   1,099,699,808

                        PART I   FINANCIAL INFORMATION
                        ------------------------------

Item 1 - Financial Statements

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                     Eli Lilly and Company and Subsidiaries

                                              Three Months                  Nine Months
                                           Ended September 30,          Ended September 30,
                                           1998          1997          1998            1997
                                      --------------------------------------------------------
                                             (Dollars in millions except per-share data)
Net Sales...........................     $2,573.2      $2,160.1      $7,183.0        $6,101.8

Cost of sales.......................        667.3         587.8       1,895.5         1,677.9
Research & development..............        441.6         345.4       1,225.0           973.3
Acquired technology.................        127.5             -         127.5               -
Marketing & administrative..........        680.5         587.2       1,900.6         1,631.6
Asset impairment....................            -             -             -         2,443.0
Gain on sale of DowElanco...........            -         (13.6)            -          (631.8)
Interest expense....................         45.7          57.3         137.4           180.4
Other income - net..................         (4.8)        (16.3)        (77.9)          (72.8)
                                         --------      --------      --------        --------
                                          1,957.8       1,547.8       5,208.1         6,201.6
                                         --------      --------      --------        --------

Income (loss) before income taxes
   and extraordinary item...........        615.4         612.3       1,974.9           (99.8)

Income taxes........................         97.2         155.4         437.1           742.8
                                         --------      --------      --------        --------

Income (loss) before
   extraordinary item...............        518.2         456.9       1,537.8          (842.6)

Extraordinary item
   Loss on early redemption
   of debt, net of tax..............            -             -          (7.2)              -
                                         --------      --------      --------        --------

Net income (loss)...................     $  518.2      $  456.9      $1,530.6        $ (842.6)
                                         ========      ========      ========        ========

Earnings (loss) per share
   Income (loss) before
     extraordinary item.............     $   0.47      $   0.41      $   1.40        $  (0.77)
   Extraordinary item...............         0.00          0.00         (0.01)           0.00
                                         --------      --------      --------        --------
   Net income (loss)................     $   0.47      $   0.41      $   1.39        $  (0.77)
                                         ========      ========      ========        ========

Earnings (loss) per share-diluted
   Income (loss) before
     extraordinary item.............     $   0.46      $   0.40      $   1.37        $  (0.77)
   Extraordinary item...............         0.00          0.00         (0.01)           0.00
                                         --------      --------      --------        --------
   Net income (loss)................     $   0.46      $   0.40      $   1.36        $  (0.77)
                                         ========      ========      ========        ========

Dividends paid per share............     $   0.20      $   0.18      $   0.60        $   0.54
                                         ========      ========      ========        ========

See Notes to Consolidated Condensed Financial Statements.

       CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                     Eli Lilly and Company and Subsidiaries

                                        Three Months                 Nine Months
                                    Ended September 30,          Ended September 30,
                                     1998         1997           1998           1997
                                   ---------------------------------------------------
                                       (Dollars in millions except per-share data)
Net income (loss)............       $518.2       $456.9        $1,530.6      $  (842.6)

Other comprehensive income
  (expense)..................         67.1        (43.0)           34.7         (173.1)
                                    ------       ------        --------      ---------
Comprehensive income (loss)..       $585.3       $413.9        $1,565.3      $(1,015.7)
                                    ======       ======        ========      =========

See Notes to Consolidated Condensed Financial Statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                     Eli Lilly and Company and Subsidiaries

                                                                 September 30,     December 31,
                                                                     1998              1997
                                                                 ------------------------------
                                                                          (Millions)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................        $1,543.5          $1,947.5
   Short-term investments..................................            72.9              77.1
   Accounts receivable, net of allowances for
     doubtful amounts of $61.3 (1998) and
     $53.3 (1997)..........................................         1,796.7           1,544.3
   Other receivables.......................................           191.0             338.9
   Inventories.............................................         1,028.5             900.7
   Deferred income taxes...................................           365.9             325.7
   Prepaid expenses........................................           331.4             186.5
                                                                   --------          --------
   TOTAL CURRENT ASSETS....................................         5,329.9           5,320.7

OTHER ASSETS
   Prepaid retirement......................................           599.6             579.1
   Investments.............................................           248.9             465.6
   Goodwill and other intangibles, net of
      allowances for amortization of
      $157.3 (1998) and $119.3 (1997)......................         1,501.4           1,550.5
   Sundry..................................................           855.9             559.8
                                                                  ---------         ---------
                                                                    3,205.8           3,155.0
PROPERTY AND EQUIPMENT
   Land, buildings, equipment, and
      construction-in-progress.............................         7,163.0           7,034.9
   Less allowances for depreciation........................         3,117.4           2,933.2
                                                                  ---------         ---------
                                                                    4,045.6           4,101.7
                                                                  ---------         ---------
                                                                  $12,581.3         $12,577.4
                                                                  =========         =========
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings...................................       $   397.4         $   227.6
   Accounts payable........................................           881.8             985.5
   Employee compensation...................................           553.0             456.6
   Dividends payable.......................................               -             221.7
   Income taxes payable....................................         1,162.2           1,188.0
   Other liabilities.......................................         1,013.5           1,112.2
                                                                  ---------         ---------
   TOTAL CURRENT LIABILITIES...............................         4,007.9           4,191.6

LONG-TERM DEBT.............................................         2,268.9           2,326.1
DEFERRED INCOME TAXES......................................           516.6             215.5
RETIREE MEDICAL BENEFIT OBLIGATION.........................           110.1             118.3
OTHER NONCURRENT LIABILITIES...............................         1,008.8             920.3
                                                                  ---------         ---------
                                                                    3,904.4           3,580.2
COMMITMENTS AND CONTINGENCIES..............................               -                 -
MINORITY INTEREST IN SUBSIDIARY............................           160.0             160.0

SHAREHOLDERS' EQUITY
   Common stock............................................           686.2             694.7
   Retained earnings.......................................         4,325.8           4,497.3
   Deferred costs-ESOP.....................................          (147.5)           (155.7)
   Accumulated comprehensive income........................          (246.5)           (281.2)
                                                                  ---------         ---------
                                                                    4,618.0           4,755.1

   Less cost of common stock in treasury...................           109.0             109.5
                                                                  ---------         ---------
                                                                    4,509.0           4,645.6
                                                                  ---------         ---------
                                                                  $12,581.3         $12,577.4
                                                                  =========         =========

See Notes to Consolidated Condensed Financial Statements.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                     Eli Lilly and Company and Subsidiaries

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  1998           1997
                                                              -------------------------
                                                                     (Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................................      $ 1,530.6       $  (842.6)
Adjustments to reconcile net income (loss) to cash
   flows from operating activities:
Changes in operating assets and liabilities.............         (348.9)         (154.5)
Change in deferred taxes................................          133.2           (44.5)
Depreciation and amortization...........................          358.8           399.8
Net gain from sale of DowElanco.........................              -          (303.5)
Asset impairment, net of tax............................              -         2,429.6
Other items, net........................................          (99.4)          (42.9)
                                                              ---------       ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES................        1,574.3         1,441.4

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment.................         (264.1)         (213.7)
Additions to sundry assets and intangibles..............          (82.0)          (24.4)
Reduction of investments................................          192.6           355.3
Additions to investments................................          (35.1)         (251.6)
Proceeds from sale of DowElanco.........................              -         1,211.1
                                                              ---------       ---------

NET CASH FROM (USED FOR) INVESTING ACTIVITIES...........         (188.6)        1,076.7

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid..........................................         (662.3)         (594.8)
Purchases of common stock and other capital
  transactions..........................................       (1,278.7)         (179.5)
Net additions (reductions) to short-term borrowings.....          150.9          (948.5)
Net additions (reductions) to long-term debt............          (23.4)            5.6
                                                              ---------       ---------

NET CASH USED FOR FINANCING ACTIVITIES..................       (1,813.5)       (1,717.2)

Effect of exchange rate changes on cash.................           23.8          (110.5)
                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....         (404.0)          690.4

Cash and cash equivalents at January 1..................        1,947.5           813.7
                                                              ---------       ---------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30...............      $ 1,543.5       $ 1,504.1
                                                              =========       =========

See Notes to Consolidated Condensed Financial Statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments that are necessary for a fair presentation of the results for the periods shown. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

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

The environmental liabilities and litigation accruals have been reflected in the Company's consolidated balance sheet at the gross amount of approximately $329 million at September 30, 1998. Estimated insurance recoverables have been reflected as assets in the consolidated balance sheet of approximately $243 million at September 30, 1998.

Barr Laboratories, Inc. ("Barr"), Geneva Pharmaceuticals, Inc. ("Geneva"), Zenith Goldline Pharmaceuticals, Inc. ("Zenith") and Teva Pharmaceuticals USA, ("Teva") have each submitted Abbreviated New Drug Applications (ANDAs) seeking FDA approval to market generic forms of Prozac before the expiration of the Company's patents. The ANDAs assert that one or more of Lilly's U.S. patents covering Prozac are invalid and unenforceable. In April 1996, the Company filed suit against Barr in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. In June 1997, the Company filed a similar suit against Geneva in the same court. In October 1998, the Company brought similar suits in the same court against Zenith and Teva. The patent validity aspects of the Barr and Geneva cases are currently set for trial on January 25, 1999. While the Company believes that the claims of the four companies are without merit, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

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

ICOS COLLABORATION

During the quarter, the Company announced a collaboration with ICOS Corporation to jointly develop and globally commercialize phosphodiesterase type 5 inhibitors (PDE5) as oral therapeutic agents for the treatment of both male and female sexual dysfunction. The combined impact of the up-front payment to ICOS plus certain other payments resulted in a one-time expense of $127.5 million for acquired technology, which reduced earnings per share by approximately $.07 in the third quarter.


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

In December 1997, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued and is effective for the Company's 1998 fiscal year. The statement revises current disclosure requirements for employers' pensions and other retirees' benefits. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


OPERATING RESULTS:

The Company's sales for the third quarter of 1998 increased 19 percent compared with the third quarter of 1997. Sales inside the United States increased 25 percent while sales outside of the United States increased 8 percent. Compared with the third quarter of 1997, worldwide sales reflected volume growth of 17.6 percent and a 3.1 percent increase in selling prices which were partially offset by the unfavorable impact of exchange rates of 1.5 percent.

The Company's sales for the first nine months of 1998 increased 18 percent compared with the same period in 1997. Sales inside the United States increased 23 percent while sales outside the United States increased 8 percent. Compared with the first nine months of 1997, worldwide sales reflected volume growth of
17.3 percent and a 2.6 percent increase in selling prices which were partially offset by an unfavorable exchange rate impact of 2.2 percent.

Worldwide pharmaceutical sales and services for the quarter were $2,423 million and for the nine month period were $6,749 million, reflecting increases of 20 percent and 19 percent, respectively, compared with the same periods of 1997. Sales growth in both periods was led by the antidepressant Prozac and three of the Company's newer products, the oncolytic product Gemzar(R), the cardiovascular agent ReoPro(R), and Zyprexa(R), indicated for schizophrenia. Sales in both periods also benefited from increased health care management revenues and from sales of Evista(R), the osteoporosis prevention agent launched in the first quarter. Revenue growth for both the quarter and the nine month period was partially offset by lower sales of anti-infective products and the anti-ulcer agent Axid(R), due to continuing generic competition and other competitive pressures. Total U.S. pharmaceutical sales and services for the quarter increased 25 percent to $1,699 million and for the nine month period increased 24 percent to $4,550 million. Growth in both periods was driven primarily by increased volumes. International pharmaceutical sales for both the quarter and nine months increased 9 percent to $723 million and $2,199 million, respectively. Strong volume growth drove these increases, offset by the effect of unfavorable exchange rates with selling prices remaining stable. The exchange rate impact in the Asia Pacific region did not have a material impact on worldwide sales.

Worldwide sales of Prozac for the quarter were $793 million and for the nine month period were $2,077 million, representing increases over the same periods
of 1997 of 12 percent and 11 percent, respectively.   Prozac sales in the U.S.
increased 15 percent to $666 million for the quarter and 14 percent to $1,681 million for the nine month period. Sales of Prozac outside the U.S. were flat to 1997 at $127 million for the quarter, but reflected an increase of 1 percent to $396 million for the nine month period. Both periods were affected by unfavorable exchange rates and continued competitive pressures.

Zyprexa posted worldwide sales for the quarter of $396 million and $1,011 million for the nine month period, representing increases of $194 million and $548 million, respectively, over the same periods of 1997. U.S. sales of Zyprexa increased $149 million to $312 million for the quarter and increased

$418 million to $798 million for the nine month period. Sales outside the U.S. increased $45 million to $84 million for the quarter and increased $130 million to $213 million for the nine month period.

Worldwide insulin sales, composed of Humulin(R), Humalog(R), and Iletin(R), increased in the quarter by 10 percent to $288 million and, for the nine month period, increased 9 percent to $816 million. Insulin sales in the U.S. for the quarter increased by 6 percent to $179 million and for the nine month period increased 5 percent to $487 million. Insulin sales outside the U.S. increased by 18 percent to $109 million for the quarter and increased 15 percent to $330 million for the nine month period. Worldwide Humulin sales increased 6 percent for the quarter and 4 percent for the nine month period. U.S. Humulin sales increased for the quarter by 3 percent, but for the nine month period were flat with 1997. Humulin sales outside the U.S. increased by 12 percent and 10 percent for the quarter and nine month period, respectively, despite unfavorable exchange rates. The Company expects Humulin sales for the full year to increase from 3 to 5 percent over 1997 levels. Worldwide Humalog sales were $32 million for the quarter and $86 million for the nine month period, representing substantial increases over the same periods of 1997.

Worldwide sales of anti-infectives decreased by 9 percent to $232 million for the quarter and by 12 percent to $777 million for the nine month period. U.S. anti-infective sales declined 6 percent for the quarter and 23 percent for the nine month period. International anti-infective sales declined by 10 percent and 7 percent for the same time periods. These declines were due in part to continued generic competition in certain markets and the impact of unfavorable exchange rates. Cefaclor and Vancocin(R) accounted for the majority of the decline in anti-infective sales. Sales of cefaclor declined 7 percent for the quarter and 12 percent for the nine month period. Vancocin sales declined 15 percent in the quarter and 10 percent for the nine month period.

Worldwide Axid sales decreased by 27 percent to $97 million for the quarter and by 23 percent to $319 million for the nine month period due to continuing competition from other branded and generic anti-ulcer agents. The Company expects continued declines in Axid sales.

Worldwide ReoPro sales of $87 million for the quarter and $258 million for the nine month period reflected increases of 37 percent and 47 percent over the same periods of 1997, respectively.

Worldwide Gemzar sales of $69 million for the quarter and $212 million for the nine month period reflected increases of 46 percent and 74 percent over the same periods of 1997, respectively.

Evista, launched in the first quarter, had worldwide sales of $33 million for the quarter and $82 million for the nine month period. The Company expects to have introduced Evista in approximately 16-20 countries by the end of 1998. Assuming that current new prescription trends continue, the Company anticipates worldwide Evista sales for the full year of 1998 to be in the range of $125 million to $140 million.

Health-care management revenues increased 61 percent for the quarter to $207 million and 54 percent for the nine months to $565 million, driven largely by increased mail order pharmacy sales.

Worldwide sales of animal health products increased 6 percent over the third quarter of 1997 to $149 million and 6 percent for the nine month period to $428 million. This sales growth was driven primarily by Micotil(R), Tylan(R) and Surmax(R).

Cost of sales decreased in the third quarter to 25.9 percent of sales as compared with 27.2 percent of sales in the same quarter of 1997. Cost of sales for the first nine months of 1998 was 26.4 percent of sales as compared with
27.5 percent in the prior year. The decreases for both periods were primarily the result of favorable changes in product mix, continued productivity improvements, and enhanced plant utilization. These improvements were offset in part by increased health-care-management service revenues, which have lower margins than pharmaceutical products. For the year, the Company anticipates that cost of sales as a percent of sales will be below 1997 levels due to the factors cited above and the expiration of a royalty obligation on Humulin and Humalog sales in August 1998.

During the quarter, the Company announced a collaboration with ICOS Corporation to jointly develop and globally commercialize phosphodiesterase type 5 inhibitors (PDE5) as oral therapeutic agents for the treatment of both male and female sexual dysfunction. The combined impact of the up-front payment to ICOS plus certain other payments resulted in a one-time expense of $127.5 million for acquired technology, which reduced earnings per share by approximately $.07 in the third quarter.

Operating expenses for 1998, excluding the effect of the one-time expenses of the ICOS collaboration, increased 20 percent in both the third quarter and the first nine months. The increases reflect 28 percent and 26 percent growth rates in research and development for the third quarter and nine month periods, respectively. This growth is the result of greater investments in both internal research efforts and external research collaborations. The Company expects research and development expenses for the full year to increase from 23 to 25 percent over 1997 levels excluding the ICOS expenses. Marketing and administrative expenses increased 16 percent in both the third quarter and the first nine months. This increase was driven by increased expenditures to support continued new product launches around the world, including the U.S. launch of Evista, enhancements of the Company's global information technology capabilities, including expenditures relating to the Company's Year 2000 computer initiatives, and direct-to-consumer advertising campaigns in the U.S.

Two transactions occurred in the first nine months of 1997 that affect comparisons with 1998. First, in the second quarter of 1997 the Company recognized an asset impairment (a noncash charge) of approximately $2.4 billion to adjust the carrying value of PCS health-care-management businesses (PCS) long-lived assets, primarily goodwill, to their fair value of approximately $1.5 billion. The Company determined that PCS' estimated future undiscounted cash flows were below the carrying value of PCS' long-lived assets. As a consequence, the carrying value was adjusted to estimated fair value based on anticipated future cash flows, discounted at a rate commensurate with the risk involved. Second, on June 30, 1997, The Dow Chemical Company acquired the Company's 40 percent interest in DowElanco. The cash purchase price was $1.2 billion resulting in a gain of $631.8 million ($303.5 million after-tax).

Compared to the third quarter and first nine months of 1997, interest expense decreased $12 million (20 percent) and $43 million (24 percent), respectively, due largely to declines in the Company's short-term borrowings.

Net other income for the quarter of $5 million reflected a decrease of $12 million from 1997. Net other income for the nine month period was $78 million, an increase of $5 million over 1997. The first nine months of 1998 benefited from a decrease in goodwill amortization expense, gains on the sale of certain investments, the exchange of Somatogen stock for Baxter stock as part of their merger, and increased interest income. Also, the first nine months comparison benefited from the inclusion in the 1997 amount of the charges associated with the discontinuance of a collaboration with Somatogen, Inc. These increases were partially offset by the absence of DowElanco joint venture income and certain license fee income in the first nine months of 1998.

The Company's effective tax rate for the third quarter and first nine months was 16 percent and 22 percent, respectively. The 1998 tax rate for the year had been forecasted at 25 percent, the same rate as in 1997. However, after confirmation in the third quarter of evolving operating and tax trends outside the U.S., the estimated effective tax rate for the year was revised to approximately 23 percent, resulting in a third quarter benefit of $.03 per share attributable to the catch-up effect. This new rate is primarily the result of various tax strategies that have led to changes in the mix of earnings between jurisdictions with lower tax rates and those with higher rates. The Company expects that the new tax rate will be sustainable under present law for the foreseeable future. For the first nine months of 1997 the Company's effective tax rate was distorted by the impacts of the PCS impairment and the gain from the sale of DowElanco. The Company's estimated tax rate for the first nine months of 1997, excluding the impacts of these items, was 25 percent.

Third quarter net income was $518 million, or $.46 per share, compared to $457 million for the third quarter of 1997, or $.40 per share. For the nine month period, net income was $1,531 million, or $1.36 per share, compared to an $843 million net loss ($.77 per share) for the same period in 1997. The third quarter 1998 results were impacted by the previously mentioned ICOS collaboration expenses. Excluding these non-recurring expenses, third quarter net income increased 30 percent as compared to 1997. The results of the first nine months of 1997 and 1998 were impacted by certain non-recurring significant events described above: the PCS asset impairment, the retail pharmacy pricing litigation settlement and the DowElanco sale in 1997 and the ICOS collaboration expenses in 1998. Excluding these non-recurring significant events, net income
increased 24 percent over the first nine months of 1997.   For the third quarter
and the first nine months, net income was favorably impacted by increased sales, improved gross margin and a lower effective tax rate, offset somewhat by higher research and development expenses as a percent of sales.


FINANCIAL CONDITION:

As of September 30, 1998, cash, cash equivalents and short-term investments totaled $1,616 million as compared with $2,025 million at December 31, 1997, a net decrease of $409 million. Total debt at September 30, 1998, was $2,666 million, an increase of $112 million from December 31, 1997. The decrease in cash and increase in debt were due primarily to stock repurchases. During the first nine months of 1998, the Company repurchased approximately 22.6 million shares at a cost of $1,494 million. The Company expects to complete its previously announced $2 billion share repurchase by the end of 1998.

The Company believes that cash generated from operations in 1998, along with available cash and cash equivalents, will be sufficient to fund essentially all of the 1998 operating needs, including debt service, repayment of short term borrowing, capital expenditures, and dividends.


YEAR 2000 READINESS DISCLOSURE:

Many of the Company's global information technology (IT) systems and non-IT systems including laboratory and process automation devices will require modification or replacement in order to render the systems ready for the year 2000 (Y2K). The Company has undertaken a comprehensive program which began in late 1996 to enable the Company to reduce the likelihood of a material impact on the business. Utilizing both internal and external resources, the numerous activities undertaken to enable the Company to obtain Y2K readiness are being centrally managed through a program office. Monthly reporting occurs to senior management and a business council comprised of various management representatives. In addition, regular reporting has occurred with the Audit Committee of the Board of Directors.

The Company's inventory of IT systems, including software applications, has been divided into various categories. Those most critical to the Company's global operations are generally being assessed and renovated, when necessary, first. The Company has instituted a process to monitor all critical and essential replacement and upgrade projects of existing systems to assist in managing them toward completion in a timely manner. The Company expects to have completed renovation of approximately 95 percent of its critical applications by January 31, 1999. Of applications deemed essential, the Company anticipates Y2K readiness of approximately 95% by June 30, 1999.

The most important non-IT systems are various laboratory and process automation devices. The Company has completed a global assessment of all critical devices and anticipates completing assessment of all others by December 1, 1998. Based on this assessment, only a small percentage (5-10%) of all automation devices appears to require action. The Company has begun the process of either remediating or replacing these devices and anticipates that this process will be substantially complete by mid-1999.

The representatives of the program office have visited numerous global sites to assess the progress being made toward site readiness. In addition, several global training programs have occurred to foster the consistent application of the chosen methodologies.

The Company has also mailed letters to thousands of vendors, service providers and customers to determine the extent to which they are prepared for the Year 2000 issue. These activities are being coordinated through a global network of site and functional coordinators. Responses have been received from many and the Company is identifying those that are critical to the Company through a business impact analysis. Analysis of the responses and follow-up interviews are being made to those deemed critical in order to more thoroughly assess their readiness.

Contingency plans will be developed for the Company and its critical vendors, customers and suppliers to address the flow of products to the consumer. The contingency planning will involve a multifaceted approach which may include additional purchases of raw materials, manufacturing additional finished stock of critical products, and/or locating inventories of products closer to the
consumer.   Business continuity plans will be developed to address the Company approach for dealing with extended disruptions. In addition, "rapid response" teams will be established to respond to any issues that occur around the millennium. The Company currently plans to complete analysis and have contingency plans in place by September 30, 1999.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by September 30, 1999.

The costs of the Company's Year 2000 efforts are based upon management's best estimates, which are derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. The Company currently estimates it will spend between $160-190 million over the life of the program and that approximately 55-60% of the anticipated costs will have been incurred by the end of 1998. Expenses associated with addressing the Year 2000 issues are being recognized as incurred.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Due to the uncertainty inherent in the Year 2000 problem, the Company is unable to determine, at this time, whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations. The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its vendors, service suppliers and customers. The Company believes that with the completion of the project as scheduled, the possibility of a material interruption of normal operations should be reduced.


EURO CONVERSION

On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") will adopt a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency.

The Company is currently addressing Euro-related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Any costs of compliance associated with the adoption of the Euro will be expensed as incurred and the Company does not expect these costs to be material to its results of operations, financial condition, or liquidity.


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

                          PART II  OTHER INFORMATION
                          --------------------------


Item 1 -  Legal Proceedings

Reference is made to the discussion of the Prozac patent litigation contained in the "Legal Proceedings" section of the Company's 1997 Form 10-K and Form 10-Q for the quarter ended June 30, 1998. In the third quarter of 1998, the Company was informed that Zenith Goldline Pharmaceuticals, Inc. ("Zenith") and Teva Pharmaceuticals, USA ("Teva") had each submitted similar ANDAs, but claiming invalidity and unenforceability of the December 2003 patent only. In October 1998, the Company sued Zenith and Teva separately in the United States District Court for the Southern District of Indiana (where the Barr and Geneva suits are pending), seeking to enforce the December 2003 patent.

Reference is made to the discussion of In re Brand Name Prescription Drugs Antitrust Litigation (MDL No. 997) and related cases contained in the "Legal Proceedings" section of the Company's 1997 Form 10-K and in the Company's Form 10-Q for the quarter ended March 31, 1998. Of the eleven state court cases in which settlements were awaiting court approval, the courts have approved the settlements in Arizona, Michigan, and Wisconsin.


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following documents are filed as exhibits to this Report:

          3    Amended Articles of Incorporation (amended through
               October 20, 1998)

          11 Statement re: Basic Computation of Earnings Per Share and Diluted Earnings Per Share

          12 Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

          27   Financial Data Schedule

          99 Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the third quarter of 1998.

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



Date   November 12, 1998        /s/ Daniel P. Carmichael
       -----------------        ------------------------------------
                                Daniel P. Carmichael
                                Secretary and Deputy General Counsel


Date   November 12, 1998        /s/ Arnold C. Hanish
       -----------------        ------------------------------------
                                Arnold C. Hanish
                                Director, Corporate Accounting and
                                Chief Accounting Officer

TO EXHIBITS


The following documents are filed as a part of this Report:

     Exhibit
     -------

        3      Amended Articles of Incorporation (amended through October 20,
               1998)

       11 Statement re: Computation Of Basic Earnings Per Share and Diluted Earnings Per Share

       12 Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

       27      Financial Data Schedule

       99 Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures