Form 10-K
period 1998-12-31
LILLY ELI & CO
filed 1999-03-26
CIK 59478

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                        Commission File Number 001-6351


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 12, 1999 (Common Stock): $82,996,965,000.

Number of shares of common stock outstanding as of February 12, 1999:
1,101,256,334.

Portions of the following documents have been incorporated by reference into this report:

                    Document                      Parts Into Which Incorporated
                    --------                      -----------------------------
Registrant's Annual Report to Shareholders              Parts I, II, and IV
    for fiscal year ended December 31, 1998

Registrant's Proxy Statement dated March 4, 1999               Part III

                                     PART I

Item 1.  BUSINESS

      Eli Lilly and Company was incorporated in 1901 under the laws of Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. The Company*, including its subsidiaries, discovers, develops, manufactures, and sells products in one significant business segment--pharmaceutical products. Products are manufactured or distributed through owned or leased facilities in the United States, Puerto Rico, and 27 other countries. Its products are sold in approximately 160 countries. Through its PCS Health Systems ("PCS") business, which was sold in January 1999, the Company provided health care management services in the United States. See "Health Care Management" at page 3.

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


                   FINANCIAL INFORMATION RELATING TO BUSINESS
                        SEGMENTS AND CLASSES OF PRODUCTS

      Financial information relating to business segments and classes of products, set forth in the Company's 1998 Annual Report at page 43 under "Segment Information" (page 6 of Exhibit 13 to this Form 10-K), is incorporated herein by reference.

      Due to several factors, including the introduction of new products by the Company and other manufacturers, the relative contribution of any particular Company product to consolidated net sales is not necessarily constant from year to year, and its contribution to net income is not necessarily the same as its contribution to consolidated net sales.


                              PRODUCTS AND SERVICES

Pharmaceutical Products

    Pharmaceutical products include:

               Neuroscience products, the Company's largest-selling product group, including Prozac(R), indicated for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder; Zyprexa(R), a product for the treatment of schizophrenia; the Darvon(R) line of analgesic products; and Permax(R), a treatment for Parkinson's disease;

* The terms "Company" and "Registrant" are used interchangeably herein to refer to Eli Lilly and Company or to Eli Lilly and Company and its consolidated subsidiaries, as the context requires.

               Endocrine products, including Humulin(R), human insulin produced through recombinant DNA technology; Humalog(R), a rapid-acting injectable human insulin analog of recombinant DNA origin; Iletin(R), animal-source insulin in its various pharmaceutical forms; and Humatrope(R), human growth hormone produced by recombinant DNA technology;

               Anti-infectives, including the oral cephalosporin antibiotics Ceclor(R) (cefaclor), Keflex(R), and Keftab(R), used in the treatment of a wide range of bacterial infections; the oral carbacephem antibiotic Lorabid(R), used to treat a variety of bacterial infections; Vancocin(R) HCl, an injectable antibiotic used primarily to treat staphylococcal infections; the oral macrolide antibiotic Dynabac(R); the injectable cephalosporin antibiotics Tazidime(R), Kefurox(R), and Kefzol(R), used to treat a wide range of bacterial infections in the hospital setting; and Nebcin(R), an injectable aminoglycoside antibiotic used in hospitals to treat various infections caused by staphylococci and Gram-negative bacteria;

               Cardiovascular agents, including ReoPro(R), a monoclonal antibody product developed and manufactured by Centocor, Inc. and co-marketed by the Company and Centocor for use as an adjunct to percutaneous coronary intervention ("PCI"), including patients undergoing angioplasty, atherectomy or stent placement and patients with unstable angina who are not responding to conventional medical therapy when PCI is planned within 24 hours; Dobutrex(R), an inotropic agent; and Cynt(TM), marketed outside the United States for treatment of hypertension;

               An antiulcer agent, Axid(R), an H2 antagonist, indicated for the treatment of active duodenal ulcer, for maintenance therapy for duodenal ulcer patients after healing of an active duodenal ulcer, for reflux esophagitis, and for benign gastric ulcer;

               Oncology products, including Gemzar(R), indicated for treatment of advanced or metastatic pancreatic cancer and, in combination with other agents, for treatment of non-small-cell lung cancer; Oncovin(R), indicated for treatment of acute leukemia and, in combination with other oncolytic agents, for treatment of several different types of advanced cancers; Velban(R), used in a variety of malignant neoplastic conditions; and Eldisine(R), indicated for treatment of acute childhood leukemia resistant to other drugs; and

               Evista(R), a selective estrogen receptor modulator, indicated for the prevention of osteoporosis in post-menopausal women, and in some countries outside the United States, for the treatment of osteoporosis in post-menopausal women.

Animal Health Products

      Animal health products include Tylan(R), an antibiotic used to control certain diseases in cattle, swine, and poultry and to improve feed efficiency and growth; Rumensin(R), a cattle feed additive that improves feed efficiency and growth; Coban(R), Monteban(R) and Maxiban(R), anticoccidial agents for use in poultry; Apralan(R), an antibiotic used to control enteric infections in calves and swine; Micotil(R) and Pulmotil(R), antibiotics used to treat respiratory disease in cattle and swine, respectively; and Surmax(R) (sold as Maxus(R) in some countries), a growth promotant for swine and poultry.

Health Care Management Services

      The Company's PCS business was sold to Rite Aid Corporation effective January 22, 1999. The Company received approximately $1.6 billion, including $1.5 billion in cash from Rite Aid and approximately $100 million in cash from PCS. As a result of the sale, the operating results of PCS are included in the Company's 1998 financial statements as discontinued operations. PCS provided computer-based prescription drug claims processing, pharmacy benefit administration and management services, mail order pharmacy services, data management and disease-management services to health plan sponsors, including insurance companies, third-party administrators, self-insured employers, health maintenance organizations, and Blue Cross/Blue Shield organizations that underwrite or administer prescription benefit plans.

                                    MARKETING

      Most of the Company's major products are marketed worldwide. Health care management services were marketed primarily in the United States.

Pharmaceuticals -- United States

      In the United States, the Company distributes pharmaceutical products principally through approximately 200 independent wholesale distributing outlets. The Company's marketing policy is designed to assure that products are immediately available to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Four wholesale distributors in the United States accounted for approximately 17%, 15%, 13%, and 10%, respectively, of the Company's consolidated net sales in 1998. No other distributor accounted for more than 7% of consolidated net sales. The Company also sells pharmaceutical products directly to the United States government and other manufacturers, but those direct sales are not material to consolidated net sales.

      The Company's major pharmaceutical products are promoted in the United States under the Lilly and Dista trade names by Company sales forces employing salaried sales representatives. These sales representatives, many of whom are registered pharmacists, call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. Their efforts are supported by the Company through advertising in medical and drug journals, distribution of literature and samples of certain products to physicians, and exhibits for use at medical meetings. The Company also advertises certain of its products directly to consumers in the United States. The Company has created divisions of its sales force dedicated to product lines or practice areas, such as primary care, neuroscience, diabetes care, cardiovascular, endocrinology, and oncology. The Company has entered into licensing arrangements under which certain products manufactured by the Company, such as Ceclor CD, Dynabac, Keftab, and Permax, are marketed by other pharmaceutical companies.

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

Pharmaceuticals -- Outside the United States

      Outside the United States, pharmaceutical products are promoted primarily by salaried sales representatives. While the products marketed vary from country to country, neuroscience products constitute the largest single group in total sales. Distribution patterns vary from country to country. In recent years, the Company has significantly expanded its marketing efforts in a number of overseas markets, including emerging markets in Central and Eastern Europe, Latin America, Asia and Africa.

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

                 PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

      Intellectual property protection is, in the aggregate, material to the Company's ability to successfully commercialize its life sciences innovations. The Company owns, has applications pending for, or is licensed under, a substantial number of patents, both in the United States and in other countries, relating to products, product uses, formulations, and manufacturing processes. There can be no assurance that patents will result from the Company's pending applications. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products to compete with the patented products or uses.

      The standard of intellectual property protection outside the United States for pharmaceutical inventions varies widely. While many countries have strong laws, many other countries provide little or no intellectual property protection. In recent years, the adoption of international agreements such as the new World Trade Agreement have resulted in a strengthening of intellectual property laws in some countries, and the Company believes further improvements are likely. The commercial significance of these changes to the Company is still uncertain.

      The expiration of a product patent often results in a loss of market exclusivity and, particularly in the United States, can result in very substantial reductions in sales of the patented product. However, in some cases additional commercial benefits may be obtained from manufacturing trade secrets, later-expiring patents on processes, uses, or formulations, or marketing exclusivity that may be provided by the pharmaceutical regulatory laws in the United States or other countries.

      Patent protection for certain products, processes, and uses--particularly that relating to Prozac, Zyprexa, Axid, Humalog, ReoPro, Gemzar, and Evista--is considered to be important to the operations of the Company. The United States compound patent covering Prozac expires in February 2001 and a patent for the process by which Prozac works expires in December 2003. See "Legal Proceedings" at pages 10-11 for a discussion of certain litigation involving these two patents. In other countries, Prozac patents generally either have expired or will expire over the next several years. Other U.S. compound patent expirations include Axid, 2002; Zyprexa, 2011; Humalog, 2013; and ReoPro, 2015. The Gemzar compound patent in the U.S. expires in 2006, but a use patent covering treatment of neoplasms with Gemzar is in force until 2012. The Company holds a number of U.S. patents covering Evista that the Company believes will provide exclusivity in the United States until at least 2012.

      Worldwide, all of the Company's major products are sold under trademarks that are considered in the aggregate to be important to the Company. Trademark protection varies widely throughout the world, with protection continuing in some countries as long as the mark is used, and in other countries as long as it is registered. Registrations are normally for fixed but renewable terms.

      The Company also grants licenses under patents and know-how developed by the Company and manufactures and sells products and uses technology and know-how under licenses from others. Royalties paid by the Company in relation to pharmaceuticals amounted to approximately $138 million in 1998 and royalties received were not material.

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

      Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, service, and research and development of new products and processes. The introduction by competitors of new products and processes with therapeutic or cost advantages can result in progressive price reductions or decreased volume of sales of the Company's products, or both. New products introduced with patent protection usually must compete with other products already on the market at the time of introduction or products developed by competitors after introduction. Manufacturers of generic products typically invest far less in research and development than research-based pharmaceutical companies and accordingly are able to price their products significantly lower than branded products. Therefore, upon expiration of market exclusivity, branded products often face intense price competition from generic forms of the product. In many countries outside the United States, patent protection is weak or nonexistent. The growth of managed care and pharmacy benefits management organizations has intensified price competition significantly and has magnified the importance of demonstrating not only medical benefits but also cost advantages as compared with other treatments.

      The Company believes its long-term competitive position depends upon the success of its research and development endeavors in discovering and developing innovative products that are clinically- and cost-effective, together with increased productivity resulting from improved manufacturing methods and effective sales and marketing efforts. There can be no assurance that the Company's research and development efforts will result in commercially successful products or that products manufactured or processes used by the Company will not become outmoded from time to time as a result of products or processes developed by its competitors.

                             GOVERNMENTAL REGULATION

      For many years the Company's operations have been regulated extensively by the federal government, to some extent by state governments, and in varying degrees by foreign governments. The Federal Food, Drug, and Cosmetic Act, other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern to varying degrees the testing, approval, production, labeling, distribution, post-market surveillance, advertising, dissemination of information, and promotion of the Company's products. The lengthy process of laboratory testing, clinical testing, data analysis and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing and distribution of pharmaceutical products are extensively regulated in all major world markets. In addition, the Company's operations are subject to complex federal, state, local, and foreign environmental and occupational safety laws and regulations. The Company anticipates that compliance with regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time, and expense and significant capital investment.

      In the United States, the Omnibus Budget Reconciliation Act of 1990 requires the Company to provide rebates to state governments on their purchases of certain Company products under state Medicaid programs. Other cost containment measures have been adopted or proposed by federal, state, and local government entities that provide or pay for health care. In most international markets, the Company operates in an environment of government-mandated cost containment programs, which may include price controls, discounts and rebates, restrictions on physician prescription levels, restrictions on reimbursement, compulsory licenses and generic substitution. The Company expects that governments inside and outside the United States will continue to propose and/or adopt a variety of measures to contain health care costs, including pharmaceutical costs, some of which could adversely affect the Company. As an example, there are a number of legislative proposals in the United States at both the state and federal levels intended to provide greater access to drugs for the elderly that effectively would impose controls on the prices at which the Company's products are sold for use by the elderly. The Company cannot predict whether such proposals will be adopted or the extent to which its business may be affected by these or other potential future legislative or regulatory developments.

                            RESEARCH AND DEVELOPMENT

      The Company's research and development activities are responsible for the discovery or development of most of the products the Company offers today. Its commitment to research and development dates back more than 100 years. The Company invests heavily in research and development, which management believes is critical to the Company's long-term competitiveness. The growth in research and development expenditures and personnel over the past several years demonstrates both the continued vitality of the Company's commitment and the increasing costs and complexity of bringing new products to the market. At the end of 1998, approximately 5,800 people, including a substantial number who are physicians or scientists holding graduate or postgraduate degrees or highly skilled technical personnel, were engaged in pharmaceutical and animal health research and development activities. The Company expended $1.19 billion on these research and development activities in 1996, $1.37 billion in 1997, and $1.74 billion in 1998.

      The Company's research is concerned primarily with the effects of synthetic chemicals and natural products on biological systems. The results of that research are applied to develop products to treat diseases in humans and animals. The primary effort is devoted to human pharmaceutical products. The Company concentrates its pharmaceutical research and development efforts in five therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes and osteoporosis; infectious diseases; cancer; and cardiovascular diseases. The Company also selectively pursues promising leads in other therapeutic areas. The Company is actively engaged in biotechnology research programs involving recombinant DNA, proteins, and genomics (the development of therapeutics through identification of disease-causing genes and their cellular function).

      In addition to the research carried on in the Company's own laboratories, the Company sponsors and underwrites the cost of research and development by independent organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and contracts with others for the performance of research in their facilities. It utilizes the services of physicians, hospitals, medical schools, and other research organizations in the United States and many other countries to establish through clinical evidence the safety and effectiveness of new products. The Company actively seeks out opportunities to invest in external research and technologies that hold the promise to complement and strengthen the Company's own research efforts. These investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, joint ventures and outright acquisitions.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the executive officers of the Company. All but two of the executive officers have been employed by the Company in executive or managerial positions during the last five years. Charles E. Golden joined the Company as Executive Vice President and Chief Financial Officer and was elected to the Board of Directors in March 1996. He previously had held a number of executive positions with General Motors Corporation ("GM") including Vice President of GM and Chairman and Managing Director of Vauxhall Motors Limited, a GM subsidiary in the United Kingdom, from 1993 to 1996, Vice President and Treasurer from 1992 to 1993, and Treasurer from 1989 to 1992. Thomas Trainer joined the Company in January 1995. Since 1991 he had served as Vice President and Chief Information Officer of Reebok International Ltd.

      Except as indicated in the following table, the term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 19, 1999, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a "family relationship" with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer of the Company and any other person pursuant to which the executive officer was selected.

      NAME                     AGE                      OFFICES
-------------------------------------------------------------------------------
Randall L. Tobias               57        Former Chairman of the Board (retired
                                          as a director and employee December
                                          31, 1998)

Sidney Taurel                   50        Chairman of the Board (since January
                                          1999), President and Chief Executive
                                          Officer (since June 1998) and a
                                          Director

Charles E. Golden               52        Executive Vice President and Chief
                                          Financial Officer (since March 1996)
                                          and a Director

August M. Watanabe, M.D.        57        Executive Vice President, Science and
                                          Technology (since February 1996) and a
                                          Director

Mitchell E. Daniels, Jr.        49        Senior Vice President, Corporate
                                          Strategy and Policy (since June 1998)

Rebecca O. Goss                 51        Senior Vice President and General
                                          Counsel (since June 1998)

Pedro P. Granadillo             51        Senior Vice President, Human Resources
                                          and Manufacturing (since June 1998)

      NAME                     AGE                      OFFICES
-------------------------------------------------------------------------------

John C. Lechleiter              45        Senior Vice President, Pharmaceutical
                                          Products (since June 1998)

Bryce D. Carmine                47        President, SERM and Skeletal Products
                                          (since March 1999)*

Alan S. Clark                   64        Former President, U.S. Operations and
                                          Global Marketing (since January 1997)
                                          (retiring April 1999)

Michael L. Eagle                51        Vice President, Manufacturing (since
                                          January 1994)*

Brendan P. Fox, D.V.M.          55        President, Elanco Animal Health (since
                                          January 1991)*

James A. Harper                 51        President, Diabetes and Growth
                                          Disorders Products (since August
                                          1994)*

Gerhard N. Mayr                 52        President, Intercontinental Operations
                                          (since September 1997)*

Richard D. Pilnik               42        Vice President, Global Marketing
                                          (since January 1998)*

Robert N. Postlethwait          50        Former President, Neuroscience
                                          Products (since August 1994) (retiring
                                          May 1999)

William R. Ringo, Jr.           53        President, Internal Medicine Products
                                          (since January 1998)*

Gino Santini                    42        President, U.S. Operations and Global
                                          Marketing (since March 1999)*

Gary Tollefson, M.D., Ph.D.     48        President, Neuroscience Products
                                          (since January 1999)*

Thomas Trainer                  52        Former Vice President, Information
                                          Technology, and Chief Information
                                          Officer (since January 1995) (resigned
                                          March 1999)

Albertus Van den Bergh          45        President, European Operations (since
                                          September 1997)*


                                    EMPLOYEES

      At the end of 1998, the Company had approximately 29,800 employees (excluding PCS), including approximately 15,400 employees outside the United States. A substantial number of the Company's employees have long records of continuous service.

--------------
* Serves in office until successor is appointed.

       FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS

      Financial information relating to foreign and domestic operations, set forth in the Company's 1998 Annual Report at page 43 under "Segment Information" (page 6 of Exhibit 13), is incorporated herein by reference.

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


Item 2.  PROPERTIES

      The Company's principal domestic and international executive offices are located in Indianapolis. At December 31, 1998, the Company owned 14 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 9.5 million square feet of floor area dedicated to production, distribution and administration. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina and Mayaguez, Puerto Rico. The Company also leases sales offices in a number of cities located in the United States and abroad.

      The Company owns production and distribution facilities in 19 countries outside the United States and Puerto Rico, containing an aggregate of approximately 4.1 million square feet of floor space. Major production sites include facilities in the United Kingdom, France, Spain, Ireland, Brazil, Mexico, and Italy. Leased production and warehouse facilities are utilized in Puerto Rico and 18 countries outside the United States.

      The Company's research and development facilities in the United States consist of approximately 3.8 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Its major research and development facilities abroad are located in Belgium, Germany, and the United Kingdom and contain approximately 387,000 square feet.

      The Company believes that none of its properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business of the Company. The buildings owned by the Company are of varying ages and in good condition.


Item 3.  LEGAL PROCEEDINGS

      Prozac Patent Litigation. In March 1996 the Company was informed by Barr Laboratories, Inc. ("Barr"), a generic pharmaceutical manufacturer, that it had submitted an abbreviated new drug application ("ANDA") to the U.S. FDA seeking to market a generic form of Prozac in the United States several years before the expiration of the Company's patents. Barr has alleged that the Company's U.S. patents covering Prozac are invalid and unenforceable. The compound patent expires in February 2001 and a patent for the process by which Prozac operates expires in December 2003. These patents are material to the Company.

      On April 11, 1996, the Company filed suit in the United States District Court for the Southern District of Indiana seeking a ruling that Barr's challenge to the Company's patents is without merit. In 1997, the Company was informed that Geneva Pharmaceuticals, Inc. ("Geneva"), another generic manufacturer, had submitted a similar ANDA and, like Barr, had asserted that the Company's U.S. Prozac patents are invalid and unenforceable. On June 23, 1997, the Company sued Geneva in the same court seeking a similar ruling as in the Barr suit. The two suits have been consolidated. On January 12, 1999, the trial court judge for the Southern District of Indiana granted partial summary judgment in favor of the Company, dismissing the claims of Barr and Geneva based on the patent doctrines of "best mode" and "double patenting." On January 25, 1999 (the day trial was to have begun), Barr and Geneva agreed to abandon their remaining two claims (based on the patent doctrines of "anticipation" and "inequitable conduct") in exchange for a payment of $4 million to be shared among Barr, Geneva, and a third defendant, Apotex, Inc. Barr and Geneva have appealed the trial court's January 12, 1999 rulings to the Court of Appeals for the Federal Circuit.

      In late 1998, three additional generic manufacturers, Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA, and Cheminor Drugs, Ltd. together with one of its subsidiaries filed ANDAs for generic forms of Prozac, asserting that the Company's December 2003 patent is invalid and unenforceable. Finally, in January 1999, Novex Pharma, a division of Apotex, Inc. filed an ANDA asserting that both the 2001 and 2003 patents are invalid and unenforceable. The Company has filed lawsuits in the United States District Court of the Southern District of Indiana seeking rulings that the four companies' challenges to the patent(s) are without merit. These suits are in the preliminary stages.

      The Company believes that the claims of the six generic manufacturers are without merit and that the Company should be successful in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the Company will prevail. An unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

      Product Liability Litigation. The Company is currently a defendant in a variety of product liability litigation matters involving primarily diethylstilbestrol ("DES") and Prozac. In approximately 100 actions, including several with multiple claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who ingested DES during pregnancy. In another approximately 10 actions, plaintiffs seek to recover damages as a result of the ingestion of Prozac.

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

      The federal suits include a certified class action on behalf of a majority of retail pharmacies in the United States (the "Federal Class Action"). The class plaintiffs allege an industrywide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The other federal suits (the "Federal Individual Actions"), brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. The suits seek treble damages and injunctive relief against allegedly discriminatory pricing practices.

      In 1995, the Company and several other manufacturers agreed with the plaintiffs to settle the Federal Class Action. In addition, in 1997 and again in 1998 the Company reached settlements with two large groups of retail pharmacy and supermarket chains that were plaintiffs in the Federal Individual Actions. As a result of the various settlements, the claims of the great majority of the U.S. retailers are now dismissed. With respect to the remaining Federal Individual Actions, the District Court has designated certain plaintiffs and defendants named in the individual suits (not including the Company) to participate in an initial trial or trials of the claims. No trial dates have been set. Robinson-Patman claims asserted in the Federal Individual Actions against nondesignated defendants, including the Company, are stayed.

      In addition, a number of related state court cases were filed. The state court suits typically seek money damages and injunctive relief against allegedly discriminatory pricing practices. Cases were brought in Alabama, California, Minnesota, Mississippi, and Wisconsin by retail pharmacies alleging violations of various state antitrust and pricing laws, purporting to be class actions on behalf of all retail pharmacies in those states. Settlements have been approved in Minnesota and Wisconsin and the cases in those states are now dismissed. Cases were also brought in state courts in Alabama, Arizona, California, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, and Wisconsin that purport to be class actions on behalf of consumers of prescription pharmaceuticals, alleging violations of state antitrust, pricing or consumer protection laws. In all states except Alabama and Tennessee, settlements in those cases have been approved and the cases dismissed.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1998, no matters were submitted to a vote of security holders.


                                     PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Information relating to the principal market for the Company's common stock and related stockholder matters, set forth in the Company's 1998 Annual Report under "Selected Quarterly Data (unaudited)," at page 44 (pages 7-8 of
Exhibit 13), and "Selected Financial Data (unaudited)," at page 45 (page 9 of
Exhibit 13), is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA

      Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 1998 Annual Report under "Selected Financial Data (unaudited)," at page 45 (page 9 of Exhibit 13), are incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              REVIEW OF OPERATIONS

Sale of PCS Health-Care-Management Business

      In November 1998, the Company signed a definitive agreement to sell to Rite Aid Corporation the Company's PCS health-care-management subsidiary for $1.60 billion in cash. The sale, which was completed in January 1999, will allow the Company to further focus on pharmaceutical innovation and the realization of optimal demand for Company products in the marketplace. As a consequence of the divestiture, the operating results of PCS have been reflected as "discontinued operations" in the Company's financial statements for all periods and have been excluded from consolidated sales and expenses reflected therein. The net gain on disposal will be recognized in the first quarter of 1999. See Note 3 to the consolidated financial statements for further discussion.

Operating Results From Continuing Operations--1998

      Income from continuing operations (before the 1998 extraordinary charge of $7.2 million, or $.01 per share) was $2.10 billion, or $1.87 per share, in 1998 and $2.02 billion, or $1.78 per share, in 1997. Comparisons between 1998 and 1997 are made difficult by the impact of several unusual transactions that are reflected in the Company's operating results for both years. Excluding these unusual items, which are discussed further below, income from continuing operations before extraordinary item for 1998 and 1997 would have been $2.17 billion, or $1.94 per share, and $1.83 billion, or $1.62 per share, respectively. This represents an increase in earnings and earnings per share of 19 percent and 20 percent, respectively. The 1998 increases are attributed to increased sales, improved gross margin, reduced interest expense and a lower effective tax rate, partially offset by increases in operating expenses.

      During 1998, the Company announced a collaboration with ICOS Corporation to jointly develop and globally commercialize a phosphodiesterase type 5 (PDE5) inhibitor as an oral therapeutic agent for the treatment of both male and female sexual dysfunction. The compound is in the development phase (Phase II clinical trials) and no alternative future uses have been identified. As with many Phase II compounds, launch of the product, if successful, would not be expected in the near term. Accordingly, under current accounting rules, the Company's payments to acquire rights to this compound were required to be charged as a one-time expense of $127.5 million, which reduced earnings per share by approximately $.07 net of tax. The Company's reported tax rate was also affected by this item.

      The Company's reported results from continuing operations for 1997 include the following unusual transactions: a pretax gain of $631.8 million from the sale of the Company's interest in the DowElanco joint venture, a $97.8 million noncash charge for an asset impairment as discussed further in the 1997 operating results section, a charge for the settlement of a significant portion of the Company's remaining retail pharmacy pricing litigation, and a $24.1 million charge for the discontinuance of the research collaboration with Somatogen, Inc. The Company's reported tax rate for 1997 was also affected by these transactions.

      The Company's sales for 1998 increased 16 percent, to $9.24 billion. Sales in the U.S. were $5.84 billion, a 20 percent increase, while sales outside the U.S. were $3.40 billion, a 9 percent increase. Worldwide sales reflected volume growth of 15.3 percent and a 2.1 percent increase in selling prices, which were partially offset by an unfavorable exchange rate impact of 1.8 percent.

      Worldwide pharmaceutical sales increased 17 percent, to $8.62 billion. Sales growth was led by four of the Company's newer products: Zyprexa, a treatment for schizophrenia and related psychoses; the cardiovascular agent ReoPro; the oncolytic product Gemzar; and the osteoporosis prevention agent Evista, which was launched in the first quarter of 1998; as well as the antidepressant Prozac. Revenue growth was partially offset by lower sales of anti-infective products and the antiulcer agent Axid due to continuing generic competition and other competitive pressures. Total U.S. pharmaceutical sales increased 20 percent, to $5.55 billion. Growth was driven primarily by increased volumes. International pharmaceutical sales increased 10 percent, to $3.07 billion. Strong volume growth drove the increase, offset by the effect of unfavorable exchange rates with selling prices remaining relatively stable. The adverse exchange rate impact in the Asia-Pacific region did not have a material impact on worldwide sales in 1998. The Company expects that the deterioration of the Brazilian economy will have a slight adverse impact on 1999 sales and net income due to a combination of the negative impact of the changing exchange rates and weakening local demand.

      Worldwide sales of Prozac in 1998 were $2.81 billion, representing an increase of 10 percent. Prozac sales in the U.S. increased 13 percent, to $2.27 billion. Sales of Prozac outside the U.S. were substantially the same as 1997. Continued competitive pressures affected sales globally. In addition, during the first quarter of 1999 it became apparent that U.S. wholesaler stocking in late 1998 would have a greater negative impact on 1999 sales than had been anticipated. Based on the 1999 results to date, the Company now anticipates only slight growth in worldwide Prozac sales in 1999. The actual sales levels will depend upon the effectiveness of the Company's marketing efforts in offsetting increased competition, the rate of growth of the antidepressant market, and U.S. wholesaler stocking patterns.

      Zyprexa posted worldwide sales of $1.44 billion in 1998, representing an increase of 98 percent. U.S. sales of Zyprexa increased 91 percent, to $1.12 billion. Sales outside the U.S. increased 127 percent, to $317.9 million. Sales comparisons for Zyprexa benefited to some extent from U.S wholesaler stocking in the fourth quarter of 1998. The Company expects continued strong sales growth for Zyprexa in 1999 but at a lower percentage than in 1998.

      Worldwide insulin sales, composed of Humulin, the Company's biosynthetic human insulin; Humalog, the Company's insulin analog; and the animal-source insulin Iletin, increased 8 percent, to $1.15 billion, in 1998. Insulin sales in the U.S. increased 4 percent, to $701.5 million. Insulin sales outside the U.S. increased 14 percent, to $453.4 million. Worldwide Humulin sales increased 3 percent. U.S. Humulin sales were flat compared with 1997 as they were affected by both increased sales of Humalog and competition from oral antidiabetic agents. Humulin sales outside the U.S. increased 8 percent. Worldwide Humalog sales were $129.6 million, representing an increase of 91 percent, or $61.9 million, over 1997. Iletin sales were essentially flat compared with 1997. The Company expects moderate growth in worldwide insulin sales in 1999.

      Worldwide sales of anti-infectives decreased 9 percent, to $1.16 billion. U.S. and international anti-infectives sales declined 20 percent and 4 percent, respectively. These declines were due, in part, to continued generic competition in certain markets and the impact of unfavorable exchange rates. Cefaclor, Lorabid, and Vancocin accounted for the majority of the decline in anti-infectives sales with declines of 10 percent, 14 percent and 5 percent, respectively. The Company anticipates that 1999 worldwide sales of anti-infectives will be below 1998 levels largely due to continued pricing pressures as a result of generic competition.

      Worldwide Axid sales decreased 20 percent, to $418.0 million, due to continuing competition from other branded and generic antiulcer agents. The Company expects a continued decline in Axid sales in 1999.

      As mentioned above, the newer products ReoPro and Gemzar, along with Evista, which was launched in the first quarter of 1998, contributed significantly to worldwide sales growth. Worldwide ReoPro sales of $365.4 million reflected an increase of 44 percent. Worldwide Gemzar sales increased 76 percent, to $306.8 million. The Company expects the sales of both ReoPro and Gemzar to increase in 1999 but at a lower rate than in 1998. Evista had worldwide sales of $144.1 million and had been introduced in approximately 20 countries by the end of 1998. Sales of Evista benefited somewhat from U.S. wholesaler stocking in the fourth quarter of 1998. The Company anticipates strong growth in worldwide Evista sales for 1999.

      Worldwide sales of animal health products increased 4 percent, to $614.4 million. Sales increased 7 percent in the U.S. and 2 percent outside the U.S. The worldwide sales growth was driven primarily by Micotil, an antibiotic for bovine respiratory disease; Tylan, an antibiotic for promoting feed efficiency and growth in swine and cattle; and Surmax, a feed additive performance enhancer for poultry. Weakness in the general economic condition of the Asia-Pacific region negatively affected sales of animal health products outside the U.S. These products have a greater sensitivity to adverse economic conditions in the Asia-Pacific region than pharmaceutical products.

      The Company's payments under federally mandated Medicaid rebate programs reduced 1998 sales by approximately $278.6 million compared with approximately $199.1 million in 1997. The Company anticipates that Medicaid rebates will increase in 1999 due, in part, to the continuing growth in Zyprexa sales.

      The gross margin improved to 78.2 percent of sales compared with 75.6 percent for 1997. This increase was primarily the result of favorable changes in product mix and productivity improvements. The Company anticipates that the gross margin percentage will continue to improve in 1999 due largely to favorable product mix and the expiration of a royalty obligation on Humulin and Humalog sales in August 1998.

      Operating expenses (the aggregate of research and development and marketing and administrative expenses) for 1998, excluding the effect of the one-time expenses for acquired in-process technology related to the ICOS collaboration, increased 22 percent. The increase reflects a 27 percent growth rate in research and development, to $1.74 billion. This growth is the result of greater investments in both internal research efforts and external research collaborations. The Company expects research and development expenses in 1999 to increase at a significantly lower rate but still approximating that of sales growth. The actual 1999 increase will vary depending upon a number of factors, particularly the level of research collaboration activity. Marketing and administrative expenses increased 19 percent, to $2.66 billion. This increase was driven by increased expenditures to support continued new product launches around the world, including the U.S. launch of Evista and direct-to-consumer advertising campaigns in the U.S. In addition to the above, operating expenses were also affected by investments in the Company's global information technology capabilities, which include expenditures relating to the Company's Year 2000 computer initiatives and increased compensation accruals due to the Company's performance-based bonus programs. The Company expects marketing and administrative expenses to increase at a significantly lower rate in 1999, due in part to expense-management programs initiated in early 1999.

      Interest expense in 1998 decreased $51.4 million, or 22 percent, due largely to declines in the Company's borrowings.

      Net other income for 1998 was $149.3 million, a decrease of $12.1 million from 1997. Net other income in 1998 benefited from gains on the sale of certain investments and increased interest income. Also, in comparison with 1997, 1998 benefited from the inclusion in the 1997 amount of the charges associated with the discontinuance of a collaboration with Somatogen, Inc. These increases were more than offset by the absence of both DowElanco joint venture income and certain license fee income in 1998.

      The Company's effective tax rate for 1998 was 21.3 percent compared with
30.5 percent for 1997. The Company's 1997 effective tax rate was distorted by the gain from the sale of DowElanco and the asset impairment charge. The Company's tax rate for 1997, excluding the impact of these items, was 24.1 percent. Excluding the ICOS transaction discussed previously, the Company's effective tax rate for 1998 was 22.2 percent. The lower 1998 rate is primarily the result of changes in the mix of earnings between jurisdictions with lower tax rates and those with higher rates. The Company expects that a tax rate in the range of 22 percent to 22.5 percent will be sustainable under present law for the near term. See Note 11 to the consolidated financial statements for additional information.

      The Company refinanced an ESOP debenture during 1998. An extraordinary charge of $7.2 million, net of a $4.8 million income tax benefit, was recorded as a result of this refinancing.

Operating Results From Continuing Operations--1997

      The Company's operating results from continuing operations for both 1997 and 1996 reflect the impact of several unusual transactions that make comparisons difficult. As noted above, the Company's reported results from continuing operations for 1997 include several unusual transactions. As a consequence of these transactions, 1997 income from continuing operations was $2.02 billion, or $1.78 per share. This compares with income from continuing operations in 1996 of $1.63 billion, or $1.45 per share.

      Excluding the unusual items noted previously, income from continuing operations for 1997 would have been $1.83 billion, or $1.62 per share. After excluding the income from the sale of the U.S. marketing rights for Ceclor CD and Keftab to Dura Pharmaceuticals, Inc., from the 1996 amounts, 1997 income and earnings per share from continuing operations, without the unusual items, reflect increases from 1996 of 18 and 17 percent, respectively. The 1997 increases are attributed to increased sales, improved gross margin and reduced interest expense, partially offset by decreased other income.

      The Company's sales for 1997 increased 14 percent, to $7.99 billion. Sales in the U.S. were $4.88 billion, a 25 percent increase, while sales outside the U.S. were $3.11 billion, a 1 percent increase. Worldwide sales volume growth of 16 percent and a 2 percent increase in global selling prices were partially offset by unfavorable exchange rates, which decreased sales by 4 percent.

      Worldwide pharmaceutical sales increased 15 percent, to $7.39 billion. The sales growth was led by three of the Company's newer products, Zyprexa, ReoPro and Gemzar, as well as increased sales of Prozac and insulin products. The 1997 growth was achieved despite lower sales of anti-infective products. Total U.S. pharmaceutical sales increased 25 percent, to $4.61 billion, primarily as a result of increased volume. International pharmaceutical sales increased 1 percent, to $2.78 billion. Sales volume growth outside the U.S. of 12 percent was offset largely by unfavorable exchange rates (9 percent) and decreased selling prices (2 percent).

      Worldwide sales of Prozac in 1997 were $2.56 billion, an increase of 8 percent. Prozac sales in the U.S. increased 17 percent, to $2.02 billion. International sales of Prozac experienced a decline of 14 percent due largely to the effects of unfavorable exchange rates, continuing generic competition in Canada and competitive pressures in France.

      Three of the Company's newer products contributed significantly to the worldwide sales growth. Specifically, in 1997, Zyprexa, launched in the fourth quarter of 1996, contributed $729.9 million to worldwide sales and $589.7 million to U.S. sales, which represent increases of $643.0 million and $511.4 million, respectively. ReoPro, launched in 1995, reported worldwide sales of $254.4 million, reflecting an increase of $105.1 million. Worldwide sales of Gemzar, launched in the U.S. in May 1996, grew to $174.8 million, representing an increase over 1996 of $112.9 million.

      Worldwide insulin sales in 1997 increased 9 percent, to $1.07 billion. Insulin sales in the U.S. increased 6 percent, to $673.8 million, and insulin sales outside the U.S. increased 14 percent, to $398.2 million. Worldwide sales of Humulin increased 6 percent, to $934.9 million, for 1997. U.S. Humulin sales increased 4 percent, to $585.7 million, with growth due to wholesaler buying patterns being offset partially by the combined effect of competition from oral antidiabetic agents and increased sales of Humalog. International Humulin sales increased 9 percent.

      Among other major products, worldwide sales of Axid decreased 1 percent, to $525.4 million. Axid sales declined 2 percent in the U.S. and increased 3 percent outside the U.S. Worldwide sales of the human growth hormone Humatrope declined 3 percent.

      Compared with 1996, worldwide anti-infectives sales in 1997 decreased $193.1 million (13 percent). This decline was due primarily to continued generic competition in certain markets and the impact of unfavorable exchange rates. Sales of cefaclor decreased 18 percent, to $442.2 million, accounting for the majority of this decline. Both U.S. and international anti-infectives sales reflected declines.

      Worldwide sales of animal health products increased 8 percent over 1996, driven by volume growth of 10 percent. Sales increased 15 percent in the U.S. and 2 percent outside the U.S. The worldwide sales increase was primarily due to increased sales of Micotil and Tylan.

      The Company's payments under federally mandated Medicaid rebate programs reduced 1997 sales by approximately $199.1 million.

      Gross margin improved to 75.6 percent of sales compared with 73.2 percent for 1996. This increase was primarily the result of favorable product mix, production efficiencies and procurement savings.

      Research and development expenses in 1997 increased 15 percent. Expenses in support of global clinical trials, as well as an increase in external research collaborations relating to the discovery and development of new technologies, compounds and delivery systems, drove this increase.

      Marketing and administrative expenses increased 18 percent over 1996. Overall, the increase was largely due to increased expenditures to support continued new product launches around the world, including the January 1998 launch of Evista, the Prozac direct-to-consumer advertising campaign, investments in the Company's global information technology capabilities and increased compensation accruals due to the Company's performance-based bonus programs. The charge for the settlement of a significant portion of the Company's remaining retail pharmacy pricing litigation also contributed to the 1997 increase.

      The asset impairment represents a pretax noncash charge of $97.8 million, recorded in the second quarter of 1997, primarily to adjust to their fair value the carrying value of certain long-lived assets of a small portion of the Company's health-care-management business that was not sold. Fair value was determined based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved. This business is now part of a joint venture, the results of which are immaterial to the consolidated financial statements.

      On June 30, 1997, The Dow Chemical Company acquired the Company's 40 percent interest in the DowElanco joint venture. The cash purchase price was $1.2 billion, resulting in an after-tax gain of $303.5 million, or $.27 per share.

      Interest expense in 1997 decreased $55.3 million (19 percent) due primarily to a decline in the Company's borrowings.

      Net other income for 1997 amounted to $161.4 million, which was $213.6 million lower than in 1996. The decrease was primarily the result of several nonrecurring items reflected in the 1996 amount, including the sale of the U.S. marketing rights for Ceclor CD and Keftab ($91.8 million), income from codevelopment and comarketing contracts, the sale of marketing rights for ReoPro in Japan and Tapazole(R) in the U.S., and a higher level of sales of certain equity securities held by the Company. Net other income for 1997 benefited from income from outlicensing activity. These increases were partially offset by the charge for the discontinuance of the collaboration with Somatogen, Inc.

      The Company's reported tax rates for 1997 reflect the effects of the unusual transactions that occurred during the year. The Company's 1997 tax rate, excluding the impact of these items, was 24.1 percent compared with the 1996 tax rate of 23.7 percent.

Discontinued Operations

      Discontinued operations consists of the Company's PCS health-care-management business. As noted previously, in November 1998, the Company entered into an agreement to sell PCS for $1.6 billion in cash. The sale was closed in January 1999 and the resulting net gain on disposal will be recognized in the first quarter of 1999. See Note 3 to the consolidated financial statements for further information.

      In the second quarter of 1997, the Company recognized an asset impairment (a noncash charge) of approximately $2.3 billion to adjust the carrying value of PCS's long-lived assets, primarily goodwill, to their fair value of approximately $1.5 billion. The Company determined that PCS's estimated future undiscounted cash flows were below the carrying value of PCS's long-lived assets. As a consequence, the carrying value was adjusted to estimated fair value based on anticipated future cash flows, discounted at a rate commensurate with the risk involved.

Financial Condition

      As of December 31, 1998, cash, cash equivalents and short-term investments totaled approximately $1.60 billion compared with $2.02 billion at December 31, 1997. Total debt at December 31, 1998, was $2.37 billion, a decrease of $186.8 million. The decrease in cash was due primarily to stock repurchases and repayment of debt. The Company has completed its previously announced $2 billion share repurchase, acquiring approximately 28.3 million shares in 1998. The Company expects to repurchase shares costing approximately $1 billion in 1999. The Company believes that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund essentially all the Company's operating needs, including debt service, capital expenditures, share repurchases and dividends in 1999. The Company anticipates using the proceeds from the sale of PCS in 1999 for general corporate purposes.

      The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The outstanding commercial paper is also backed by $2 billion of committed bank credit facilities.

      In the normal course of business, operations of the Company are exposed to fluctuations in currency values and interest rates. These fluctuations can vary the costs of financing, investing and operating. The Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings of fluctuations in interest and currency exchange rates. All derivative activities are for purposes other than trading.

      The Company's primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, the Company strives to achieve an acceptable balance between fixed and floating rate debt positions and may enter into interest rate swaps to help maintain that balance. Based on the Company's overall interest rate exposure at December 31, 1998, including derivatives and other interest rate risk sensitive instruments, a hypothetical 10 percent change in interest rates applied to the fair value of the instruments as of December 31, 1998, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period. Similarly, a hypothetical 10 percent change in interest rates from 1997 applied to the fair value of the instruments as of December 31, 1997, would have had no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments during 1998.

      The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the strengthening of the U.S. dollar against the Japanese yen and European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company uses forward contracts and purchased options to manage its foreign currency exposures. Company policy outlines the minimum and maximum hedge coverage of such exposures. Gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets, liabilities, commitments and anticipated revenues. Considering the Company's derivative financial instruments outstanding at December 31, 1998, a hypothetical 10 percent weakening in the exchange rates (primarily against the U.S. dollar) over a one-year period would decrease earnings by $26.1 million, while a 10 percent strengthening in the exchange rates would increase earnings by $45.9 million. Comparatively, considering the Company's derivative financial instruments outstanding at December 31, 1997, a hypothetical 10 percent weakening in the exchange rates (primarily against the U.S. dollar) over a one-year period would have decreased earnings by $51.0 million, while a 10 percent strengthening in the exchange rates would have increased earnings by $67.8 million. This calculation does not reflect the impact of exchange gains/losses on the underlying positions that would be offset, in part, by the results of the derivative instruments.

      In connection with the sale of the Company's PCS subsidiary, PCS repurchased the Class B stock that had been sold to an institutional investor in 1997. See Note 9 to the consolidated financial statements for additional information.

      Capital expenditures of $419.9 million during 1998 were $53.6 million more than in 1997 as the Company continued to invest in research and development initiatives and related infrastructure. The Company expects near-term capital expenditures to increase from 1998 levels but to remain well below the historical peaks of the early 1990s. Sufficient cash flows exist to meet these near-term requirements.

      Dividends of $.80 per share were paid in 1998, an increase of approximately 8 percent from the $.74 per share paid in 1997. In the fourth quarter of 1998, effective for the first quarter dividend in 1999, the quarterly dividend was increased $.03 per share (15 percent), resulting in an indicated annual rate for 1999 of $.92 per share. The year 1998 was the 114th consecutive year in which the Company made dividend payments and the 31st consecutive year in which dividends have been increased.

Year 2000 Readiness Disclosure

      Many of the Company's global information technology (IT) systems and non-IT systems, including laboratory and process automation devices, will require modification or replacement in order to render the systems ready for the year 2000 (Y2K). In late 1996, the Company initiated a comprehensive program to reduce the likelihood of a material impact on the business. The numerous activities that are intended to enable the Company to obtain Y2K readiness utilize both internal and external resources and are being centrally managed through a program office. Monthly reports are made to senior management and a business council comprising various management representatives. In addition, regular reports are made to the audit committee of the board of directors.

      The Company's inventory of IT systems, including software applications, has been divided into various categories. Those most critical to the Company's global operations are generally being assessed and renovated, when necessary, first. The Company has instituted a process to monitor all critical and essential replacement and upgrade projects of existing systems to assist in managing them toward completion in a timely manner. The Company has completed renovation of approximately 95 percent of its critical applications. The Company anticipates that substantially all the remaining critical applications will be completed by March 31, 1999. Of applications deemed essential, the Company anticipates Y2K readiness of approximately 95 percent by June 30, 1999.

      The most important non-IT systems are various laboratory and process automation devices. The Company has completed a global assessment of all devices. Based on this assessment, only a small percentage (10 percent to 13 percent) of all automation devices appear to require upgrade or replacement. The Company has begun the process of either remediating or replacing these devices and anticipates that this process will be substantially complete by mid-1999.

      The representatives of the program office have visited numerous global sites to assess the progress being made toward site readiness. In addition, several global training programs have occurred to foster the consistent application of the chosen methodologies.

      The Company has also mailed letters to thousands of vendors, service providers and customers to determine the extent to which they are prepared for the Year 2000 issue. These activities are being coordinated through a global network of regional site and functional coordinators. Many responses have been received and the Company is identifying the vendors, service providers and customers that are critical to Lilly through a business impact analysis. Follow-up interviews are more thoroughly assessing their readiness.

      The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis or from abnormal wholesaler or consumer buying patterns in anticipation of the Year 2000. Contingency plans are beginning to be developed for the Company and its critical vendors, customers and suppliers to address the flow of products to the consumer. The contingency planning involves a multifaceted approach, which may include additional purchases of raw materials, manufacturing additional finished stock of critical products and/or locating inventories of products closer to the consumer. Business continuity plans will be developed to address the Company's approach for dealing with extended disruptions. In addition, "rapid response" teams will be established to respond to any issues that occur around the millennium. The Company currently plans to complete analysis and have contingency plans in place by September 30, 1999.

      The costs of the Company's Year 2000 efforts are based upon management's best estimates, which are derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. The Company currently estimates it will spend between $160 and $190 million over the life of the program and that approximately 55 percent to 60 percent of the anticipated costs were incurred by the end of 1998. Expenses associated with addressing the Year 2000 issues are being recognized as incurred.

      The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Due to the uncertainty inherent in the Year 2000 problem, the Company is unable to determine, at this time, whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations. The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its vendors, service suppliers and customers. The Company believes that, with the completion of the project as scheduled, the possibility of a material interruption of normal operations should be reduced.

Euro Conversion

      On January 1, 1999, 11 European nations adopted a common currency, the euro, and formed the European Economic and Monetary Union (EMU). For a three-year transition period, both the euro and individual participants' currencies will remain in circulation. After July 1, 2002, at the latest, the euro will be the sole legal tender for EMU countries. The adoption of the euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the euro and the existing national currency.

      The Company is currently addressing euro-related issues and their impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Any costs of compliance associated with the adoption of the euro will be expensed as incurred and the Company does not expect these costs to be material to its results of operations, financial condition or liquidity.

Legal And Environmental Matters

      Barr Laboratories, Inc. (Barr), and Geneva Pharmaceuticals, Inc. (Geneva), have each submitted an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic forms of Prozac before the expiration of the Company's patents. The ANDAs assert that two U.S. patents held by Lilly covering Prozac are invalid and unenforceable. The Company filed suit against Barr and Geneva in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. On January 12, 1999, the trial court granted summary judgment in favor of Lilly on two of the four claims raised by Barr and Geneva against Lilly's patents. Barr and Geneva have appealed that decision. On January 25, 1999, Barr and Geneva dismissed their other two claims in exchange for a $4 million payment, which Barr and Geneva will share with a third defendant. In late 1998, three other generic pharmaceutical companies, Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA, and Cheminor Drugs, Ltd. together with one of its subsidiaries each filed ANDAs for generic forms of Prozac, asserting that the later of the two patents (expiring in December 2003) is invalid and unenforceable. Finally, in January 1999, Novex Pharma, a division of Apotex, Inc., filed an ANDA challenging both patents. Lilly has filed suits against the four companies in federal court in Indianapolis. The suits are in a very early stage. While the Company believes that the claims of the six generic companies are without merit, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

      As with other industrial enterprises, the Company's operations are subject to complex and changing federal, state and local environmental laws and regulations, which will continue to require capital investment and operational expenses. The Company also has been designated a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, with respect to fewer than 10 sites with which the Company had varying degrees of involvement. Further, the Company continues remediation of certain of its own properties consistent with current environmental practices. The Company has accrued for estimated Superfund costs and remediation of its own properties, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs and the extent to which other parties can be expected to contribute to those costs. The Company reached a settlement with its primary liability insurance carrier providing for coverage for certain environmental liabilities and has instituted litigation seeking coverage from certain excess carriers. In addition, the Company has accrued for certain other environmental matters.

      During 1998, the Company continued to be named as a defendant in a small number of product liability lawsuits involving Prozac. However, continuing a trend seen in recent years, the number of pending cases declined from levels of the previous year.

      The Company continues to be a defendant, together with numerous other U.S. prescription drug manufacturers, in related suits brought under federal and state antitrust laws by many retail pharmacies and, in some cases, consumers. The Company has now resolved the great majority of the retailer claims and, subject in certain cases to court approval, has also settled the great majority of the consumer claims.

      While it is not possible to predict or determine the outcome of the patent, product liability, antitrust or other legal actions brought against the Company or the ultimate cost of environmental matters, the Company believes that, except as noted above, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period. For additional information on litigation and environmental matters, see Item 3 above and Note 13 to the consolidated financial statements.

Private Securities Litigation Reform Act Of 1995 --
A Caution Concerning Forward-Looking Statements

      Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company, including those made in this document, are based on management's expectations at the time they are made, but they are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect the Company's operations and prospects are discussed in Exhibit 99 to the Company's most recent report on Forms 10-Q and 10-K filed with the Securities and Exchange Commission.

Additional Information

      Additional financial information, presented as graphs in the Company's 1998 Annual Report to Shareholders, is found at pages 29-32 of Exhibit 13 and is incorporated herein by reference.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Quantitative and qualitative disclosures about market risk (e.g., interest rate risk and foreign currency exchange risk) are set forth under Item 7 above at "Review of Operations -- Financial Condition" and are incorporated by reference herein.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)1 and included in the Company's 1998 Annual Report at pages 32, 36-37, 41 and 42 (Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Consolidated Statements of Comprehensive Income), page 43 (Segment Information), and pages 46-59 (Notes to Consolidated Financial Statements) (together, pages 1-6 and 10-26 of Exhibit
13), and the Report of Independent Auditors set forth in the Company's 1998 Annual Report at page 61 (page 28 of Exhibit 13), are incorporated herein by reference.

      Information on quarterly results of operations, set forth in the Company's 1998 Annual Report under "Selected Quarterly Data (unaudited)," at page 44 (pages 7-8 of Exhibit 13), is incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to the Company's directors, set forth in the Company's Proxy Statement dated March 4, 1999 (the "Proxy Statement"), under "Item 1. Election of Directors" at pages 3-6, is incorporated herein by reference. Information relating to the Company's executive officers is set forth at pages 8-9 of this Form 10-K under "Executive Officers of the Registrant." Information relating to certain filing obligations of directors and executive officers under the federal securities laws, set forth in the Proxy Statement under "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" at page 23, is also incorporated herein by reference.


Item 11. EXECUTIVE COMPENSATION

      Information relating to executive compensation, set forth in the Proxy Statement under "Directors' Compensation", "Executive Compensation", "Compensation Committee Interlocks", "Retirement Plan", and "Change-in-Control Severance Pay Arrangements" at pages 9-18, is incorporated herein by reference, except that the Compensation Committee Report and Performance Graph are not so incorporated.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to ownership of the Company's common stock by persons known by the Company to be the beneficial owners of more than 5 percent of the outstanding shares of common stock and by management, set forth in the Proxy Statement under "Common Stock Ownership by Directors and Executive Officers," at page 8, and "Principal Holders of Common Stock," at page 9, is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.    Financial Statements

      The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 1998 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8:

         Consolidated Statements of Income--Years Ended December 31, 1998, 1997, and 1996 (page 32) (page 1 of Exhibit 13)

         Consolidated Balance Sheets--December 31, 1998 and 1997 (pages 36-37) (pages 2-3 of Exhibit 13)

         Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997, and 1996 (page 41) (page 4 of Exhibit 13)

         Consolidated Statements of Comprehensive Income--Years Ended December 31, 1998, 1997, and 1996 (page 42) (page 5 of Exhibit 13)

         Segment Information (page 43) (page 6 of Exhibit 13)

         Notes to Consolidated Financial Statements (pages 46-59) (pages 10-26 of Exhibit 13)

(a)2.    Financial Statement Schedules

      The consolidated financial statement schedules of the Company and its subsidiaries have been omitted because they are not required, are inapplicable, or are adequately explained in the financial statements.

      Financial statements of interests of 50 percent or less, which are accounted for by the equity method, have been omitted because they do not, considered in the aggregate as a single subsidiary, constitute a significant subsidiary.

(a)3.    Exhibits

         3.1      Amended Articles of Incorporation

         3.2      By-laws

         4.1 Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and First Chicago Trust Company of New York, as Rights Agent

         4.2 Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

         4.3 Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

         4.4 Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-1/8% Notes Due February 7, 2000(1)

         4.8 Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 2005(1)

         10.1     1989 Lilly Stock Plan, as amended(2)

         10.2     1994 Lilly Stock Plan, as amended(2)

         10.3     1998 Lilly Stock Plan(2)

         10.4     The Lilly Deferred Compensation Plan, as amended(2)

         10.5     The Lilly Directors' Deferral Plan, as amended(2)

         10.6     The Eli Lilly and Company EVA(R)Bonus Plan, as amended(2),(3)

         10.7 Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees(2)

         12.      Computation of Ratio of Earnings to Fixed Charges

         13. Annual Report to Shareholders for the Year Ended December 31, 1998 (portions incorporated by reference into this Form 10-K)

         21.      List of Subsidiaries

         23.      Consent of Independent Auditors

         27.      Financial Data Schedules for the periods indicated:

                  27.1     Year ended December 31, 1998

                  27.2     Restated for year ended December 31, 1996

                  27.3     Restated for quarter ended March 31, 1997

                  27.4     Restated for six months ended June 30, 1997

---------
(1) This exhibit is not filed with this Report. Copies will be furnished to the Securities and Exchange Commission upon request.

(2) Indicates management contract or compensatory plan.

(3) EVA(R) is a registered trademark of Stern Stewart & Co.

                  27.5     Restated for nine months ended September 30, 1997

                  27.6     Restated for year ended December 31, 1997

                  27.7     Restated for quarter ended March 31, 1998

                  27.8     Restated for six months ended June 30, 1998

                  27.9     Restated for nine months ended September 30, 1998

         99. Cautionary Statement under Private Securities Litigation Reform Act of 1995 -- "Safe Harbor" for Forward-Looking Disclosures



(b)  Reports on Form 8-K

      The Company filed no reports on Form 8-K during the fourth quarter of 1998. During the third quarter, the Company filed a report on Form 8-K on July 23, 1998, in connection with the adoption of a new Shareholder Rights Plan to replace the Plan that expired on July 28, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ELI LILLY AND COMPANY


                                       By /s/Sidney Taurel
                                         ---------------------
                                         Sidney Taurel, Chairman of the Board,
                                         President and  Chief Executive Officer

                                                              March 25, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


    SIGNATURE                                   TITLE
------------------------------------------------------------------------------

/s/ Sidney Taurel                    Chairman of the Board, President, Chief
-----------------------------        Executive Officer, and a Director
(SIDNEY TAUREL)                      (principal executive officer)


/s/ Charles E. Golden                Executive Vice President, Chief Financial
-----------------------------        Officer, and a Director (principal
(CHARLES E. GOLDEN)                  financial officer)


/s/ Arnold C. Hanish                 Chief Accounting Officer
-----------------------------        (principal accounting officer)
(ARNOLD C. HANISH)


/s/ Steven C. Beering, M.D.          Director
-----------------------------
(STEVEN C. BEERING, M.D.)


/s/ Karen N. Horn                    Director
-----------------------------
(KAREN N. HORN, Ph.D.)

    SIGNATURE                                   TITLE
------------------------------------------------------------------------------

/s/ Alfred G. Gilman, M.D., Ph.D.    Director
-----------------------------
(ALFRED G. GILMAN, M.D., Ph.D.)


/s/ Kenneth L. Lay, Ph.D.            Director
-----------------------------
(KENNETH L. LAY, Ph.D.)


/s/ Franklyn G. Prendergast,
M.D., Ph.D.                          Director
-----------------------------
(FRANKLYN G. PRENDERGAST,
M.D., Ph.D.)


/s/ Kathi P. Seifert                 Director
-----------------------------
(KATHI P. SEIFERT)


/s/ August M. Watanabe, M.D.         Director
-----------------------------
(AUGUST M. WATANABE, M.D.)


/s/ Alva O. Way                      Director
-----------------------------
(ALVA O. WAY)

TRADEMARKS USED IN THIS REPORT



      Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this Report, appear with an initial capital and are followed by the symbol (R) or (TM), as applicable. In subsequent uses of the marks in the Report, the symbols are omitted.

INDEX TO EXHIBITS



      The following documents are filed as part of this report:

Exhibit                                                         Location
--------                                                        --------
3.1          Amended Articles of Incorporation                  Incorporated by reference from
                                                                Exhibit 3 to the Company's Report on
                                                                Form 10-Q for the quarter ended
                                                                September 30, 1998

3.2          By-laws                                            Incorporated by reference from
                                                                Exhibit 3 to the Company's Report on
                                                                Form 10-Q for the quarter ended
                                                                June 30, 1998

4.1          Rights Agreement dated as of July 20, 1998,        Incorporated by reference from
             between Eli Lilly and Company and First Chicago    Exhibit 1 to the Company's Report on
             Trust Company of New York, as Rights Agent         Form 8-K filed July 23, 1998

4.2          Form of Indenture with respect to Debt Securities  Incorporated by reference from
             dated as of February 1, 1991, between Eli Lilly    Exhibit 4.1 to the Company's Registration
             and Company and Citibank, N.A., as Trustee         Statement on Form S-3, Registration No. 33-38347

4.3          Form of Standard Multiple-Series Indenture         Incorporated by reference from
             Provisions dated, and filed with the Securities    Exhibit 4.2 to the Company's Registration
             and Exchange Commission on February 1, 1991        Statement on Form S-3, Registration No. 33-38347

Exhibit                                                         Location
--------                                                        --------
4.6          Form of Fiscal and Paying Agency Agreement dated   *
             July 8, 1993, between Eli Lilly and Company and
             Citibank, N.A., Fiscal and Paying Agent,
             including forms of Notes, relating to 5-1/2%
             Notes Due 1998

4.7          Form of Fiscal and Paying Agency Agreement dated   *
             February 7, 1995, between Eli Lilly and Company
             and Citibank, N.A., Fiscal and Paying Agent,
             including forms of Notes, relating to
             8-1/8% Notes Due February 7, 2000

4.8          Form of Fiscal and Paying Agency Agreement dated   *
             February 7, 1995, between Eli Lilly and Company
             and Citibank, N.A., Fiscal and Paying Agent,
             including forms of Notes, relating to
             8-3/8% Notes Due February 7, 2005

10.1         1989 Lilly Stock Plan, as amended                  Incorporated by reference from
                                                                Exhibit 10.2 to the Company's
                                                                Report on Form 10-K for the fiscal year ended
                                                                December 31, 1993

10.2         1994 Lilly Stock Plan, as amended                  Incorporated by reference from
                                                                Exhibit 10 to the Company's Report on
                                                                Form 10-Q for the quarter ended
                                                                September 30, 1996

10.3         1998 Lilly Stock Plan                              Incorporated by reference from
                                                                Exhibit A to the Company's proxy statement
                                                                dated March 4, 1998

10.4         The Lilly Deferred Compensation Plan, as amended   Incorporated by reference from
                                                                Exhibit 10.4 to the Company's Report on Form
                                                                10-K for the fiscal year ended
                                                                December 31, 1994

Exhibit                                                         Location
--------                                                        --------
10.5         The Lilly Directors' Deferral Plan, as amended     Attached

10.6         The Eli Lilly and Company EVA(R)Bonus Plan, as      Attached
             amended

10.7         Eli Lilly and Company Change in Control Severance  Attached
             Pay Plan for Select Employees

12.          Computation of Ratio of Earnings to Fixed Charges  Attached

13.          Annual Report to Shareholders for the Year Ended   Attached
             December 31, 1998 (portions incorporated by
             reference in this
             Form 10-K)

21.          List of Subsidiaries                               Attached

23.          Consent of Independent Auditors                    Attached

27. Financial Data Schedules for the periods indicated:

             27.1   Year ended December 31, 1998

             27.2   Restated for year ended
                      December 31, 1996

             27.3   Restated for quarter ended
                       March 31, 1997

             27.4   Restated for six months ended
                       June 30, 1997

             27.5   Restated for nine months ended
                       September 30, 1997

             27.6   Restated for year ended
                       December 31, 1997


             27.7   Restated for quarter ended
                       March 31, 1998

             27.8   Restated for six months ended
                       June 30, 1998

             27.9   Restated for nine months ended
                       September 30, 1998

99.          Cautionary Statement Under Private Securities      Attached
             Litigation Reform Act of 1995 -- "Safe Harbor"
             for Forward-Looking Disclosures