Form 10-Q
period 1999-03-31
LILLY ELI & CO
filed 1999-05-13
CIK 59478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999


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

     Yes    X     No
         -------     -------

     The number of shares of common stock outstanding as of April 30, 1999:



                  Class              Number of Shares Outstanding
                  -----              ----------------------------

                 Common                     1,100,883,804

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                     Eli Lilly and Company and Subsidiaries

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            1999                      1998
                                                                 --------------------------------------------------
                                                                             (Dollars in millions except
                                                                                   per-share data)
Net sales.......................................................           $2,255.6                 $2,087.0

Cost of sales...................................................              493.5                    457.3
Research and development........................................              413.1                    362.9
Marketing and administrative....................................              592.9                    543.5
Asset impairment................................................               61.4                        -
Interest expense................................................               43.9                     47.9
Other (income) expense - net....................................              107.3                    (27.9)
                                                                --------------------------------------------------
                                                                            1,712.1                  1,383.7
                                                                --------------------------------------------------
Income from continuing operations before income taxes
  and extraordinary item........................................              543.5                    703.3
Income taxes....................................................               92.1                    171.7
                                                                --------------------------------------------------
Income from continuing operations before extraordinary item.....              451.4                    531.6
Income (loss) from discontinued operations, net of tax..........              174.3                     (3.3)

Extraordinary item - loss on early redemption of debt,
  net of tax....................................................                  -                     (7.2)
                                                                --------------------------------------------------
Net income......................................................           $  625.7                 $  521.1
                                                                ==================================================

EARNINGS PER SHARE  BASIC:
  Income from continuing operations before                                 $    .41                 $    .48
   extraordinary item...........................................
  Discontinued operations.......................................                .16                        -
  Extraordinary item............................................                  -                     (.01)
                                                                --------------------------------------------------
  Net income....................................................           $    .57                 $    .47
                                                                ==================================================

EARNINGS PER SHARE  DILUTED:
   Income from continuing operations before
     extraordinary item.........................................           $    .40                 $    .47
   Discontinued operations......................................                .16                        -
   Extraordinary item...........................................                  -                     (.01)
                                                                --------------------------------------------------
   Net income...................................................           $    .56                 $    .46
                                                                ==================================================
Dividends paid per share........................................           $    .23                 $    .20
                                                                ==================================================

     See Notes to Consolidated Condensed Financial Statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                     Eli Lilly and Company and Subsidiaries

                                                                    March 31, 1999              December 31, 1998
                                                            ---------------------------------------------------------
                                                                               (Dollars in millions)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents................................          $ 2,404.4                    $ 1,495.7
   Short-term investments...................................               46.1                        101.4
   Accounts receivable, net of allowances
     for doubtful amounts of $56.5 (1999)
     and $64.3 (1998).......................................            1,465.6                      1,967.9
   Other receivables........................................              221.3                        275.8
   Inventories..............................................              929.8                        999.9
   Deferred income taxes....................................              311.5                        332.7
   Prepaid expenses.........................................              321.8                        233.4
                                                            ---------------------------------------------------------
   TOTAL CURRENT ASSETS.....................................            5,700.5                      5,406.8

OTHER ASSETS
   Prepaid retirement.......................................              614.9                        612.3
   Investments..............................................              158.5                        204.0
   Goodwill and other intangibles, net of
     allowances for amortization of
     $111.8 (1999) and $171.4 (1998)........................              120.7                      1,517.9
   Sundry...................................................              778.2                        758.2
                                                            ---------------------------------------------------------
                                                                        1,672.3                      3,092.4

PROPERTY AND EQUIPMENT
   Land, buildings, equipment, and
     construction-in-progress...............................            7,036.2                      7,274.5
   Less allowances for depreciation.........................            3,183.4                      3,178.2
                                                            ---------------------------------------------------------
                                                                        3,852.8                      4,096.3
                                                            ---------------------------------------------------------
                                                                      $11,225.6                    $12,595.5
                                                            =========================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings....................................          $   356.7                    $   181.4
   Accounts payable.........................................              319.0                      1,186.0
   Employee compensation....................................              304.3                        704.0
   Dividends payable........................................                  -                        252.9
   Income taxes payable.....................................            1,170.2                      1,290.2
   Other liabilities........................................              968.7                        992.7
                                                            ---------------------------------------------------------
   TOTAL CURRENT LIABILITIES................................            3,118.9                      4,607.2

LONG-TERM DEBT..............................................            1,982.2                      2,185.5
DEFERRED INCOME TAXES.......................................              234.4                        247.9
RETIREE MEDICAL BENEFIT OBLIGATION..........................              106.8                        114.7
OTHER NONCURRENT LIABILITIES................................              923.3                      1,010.6
                                                            ---------------------------------------------------------
                                                                        3,246.7                      3,558.7

COMMITMENTS AND CONTINGENCIES...............................                  -                            -

SHAREHOLDERS' EQUITY
   Common stock.............................................              688.3                        686.5
   Retained earnings........................................            4,797.2                      4,228.8
   Deferred costs-ESOP......................................             (144.8)                      (146.9)
   Accumulated other comprehensive income...................             (372.4)                      (229.8)
                                                            ---------------------------------------------------------
                                                                        4,968.3                      4,538.6
   Less cost of common stock in treasury....................              108.3                        109.0
                                                            ---------------------------------------------------------
                                                                        4,860.0                      4,429.6
                                                            ---------------------------------------------------------
                                                                      $11,225.6                    $12,595.5
                                                            =========================================================

     See Notes to Consolidated Condensed Financial Statements.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Eli Lilly and Company and Subsidiaries

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               1999                 1998
                                                                      -----------------------------------------
                                                                                 (Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................        $  625.7             $  521.1
Adjustments to Reconcile Net Income to Cash
   Flows from Operating Activities:
Changes in operating assets and liabilities...........................          (710.0)              (677.9)
Depreciation and amortization.........................................           112.4                119.2
Change in deferred taxes..............................................            (2.1)               108.4
Gain on sale of PCS, net of tax.......................................          (174.3)                   -
Asset impairment, net of tax..........................................            39.9                    -
Other items, net......................................................             (.8)               (13.5)
                                                                      -----------------------------------------

NET CASH FROM (USED FOR) OPERATING ACTIVITIES.........................          (109.2)                57.3

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment...............................           (84.7)               (77.7)
Additions to other assets.............................................           (54.7)                (7.4)
Reduction of investments..............................................           104.2                 19.9
Additions to investments..............................................            (2.9)                (7.9)
Divestitures/(acquisitions)...........................................             (.6)                24.6
Proceeds from sale of PCS.............................................         1,600.0                    -
                                                                      -----------------------------------------

NET CASH FROM (USED FOR) INVESTING ACTIVITIES.........................         1,561.3                (48.5)

CASH FLOWS FROM  FINANCING ACTIVITIES
Dividends paid........................................................          (251.6)              (220.7)
Purchase of common stock and other capital
   transactions.......................................................          (249.7)              (461.9)
Net additions (reductions)  to short-term borrowings..................           (21.1)                 5.5
Net reductions to long-term debt......................................             (.2)                (2.4)
                                                                      -----------------------------------------

NET CASH USED FOR FINANCING ACTIVITIES................................          (522.6)              (679.5)

Effect of exchange rate changes on cash...............................           (20.8)               (12.1)
                                                                      -----------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS........................................................           908.7               (682.8)

Cash and cash equivalents at January 1................................         1,495.7              1,947.5
                                                                      -----------------------------------------

CASH AND CASH EQUIVALENTS AT MARCH 31.................................        $2,404.4             $1,264.7
                                                                      =========================================

 See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                     Eli Lilly and Company and Subsidiaries


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                             1999                      1998
                                                                 ---------------------------------------------------
                                                                                 (Dollars in millions)
Net income.......................................................          $ 625.7                    $521.1

Other comprehensive income (loss)/1/.............................           (142.6)                    (11.0)
                                                                 ---------------------------------------------------

Comprehensive income.............................................          $ 483.1                    $510.1
                                                                 ===================================================

  /1/ The significant component of other comprehensive income was a loss of $134.2 million from foreign currency translation adjustments for the three months ended March 31, 1999, as compared to a loss of $22.1 million for the three months ended March 31, 1998.

  See Notes to Consolidated Condensed Financial Statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, that are necessary for a fair statement of the results of operations for the periods shown. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

The Company operates in one significant business segment pharmaceutical products. Operations of the animal health business are not material.

CONTINGENCIES

Barr Laboratories, Inc. (Barr), and Geneva Pharmaceuticals, Inc. (Geneva), have each submitted an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic forms of Prozac before the expiration of the Company's patents. The ANDAs assert that two U.S. patents held by Lilly covering Prozac are invalid and unenforceable. The Company filed suit against Barr and Geneva in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. On January 12, 1999, the trial court granted summary judgment in favor of Lilly on two of the four claims raised by Barr and Geneva against Lilly's patents. That decision has been appealed. On January 25, 1999, Barr and Geneva dismissed their other two claims in exchange for a $4 million payment, which Barr and Geneva will share with a third defendant. In late 1998, three additional generic pharmaceutical companies, Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA and Cheminor Drugs, Ltd., together with one of its subsidiaries filed ANDAs for generic forms of Prozac, asserting that the later of the two patents (expiring in December 2003) is invalid and unenforceable. Finally, in early 1999, Novex Pharma, a division of Apotex, Inc., changed its previously-filed ANDA to assert that both the 2001 and 2003 patents are invalid and unenforceable. Lilly has filed suits against the four companies in federal court in Indianapolis. The suits are in a very early stage. While the Company believes that the claims of the six generic companies are without merit, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity and results of operations.

The Company has been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol and Prozac. The Company has accrued for its estimated exposure, including costs of litigation, with respect to all current product liability claims. In addition, the Company has accrued for certain future anticipated product liability claims to the extent the Company can formulate a reasonable estimate of their costs. The Company's estimates of these expenses are based primarily on historical claims experience and data regarding product usage. The Company expects the cash amounts related to the accruals to be paid out over the next several years. The majority of costs associated with defending and disposing of these suits are covered by insurance. The Company's estimate of insurance recoverables is based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among its insurance carriers.

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, the Company has been designated as one of several potentially responsible parties with respect to certain sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. The Company also continues remediation of certain of its own sites. The Company has accrued for estimated Superfund cleanup costs, remediation and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs and the extent to which other parties can be expected to contribute to payment of those costs. The Company has reached a settlement with its primary liability insurance carrier providing for coverage for certain environmental liabilities and has instituted litigation seeking coverage from certain excess carriers.

The environmental liabilities and litigation accruals have been reflected in the Company's consolidated condensed balance sheet at the gross amount of approximately $289.5 million at March 31, 1999. Estimated insurance recoverables of approximately $232.5 million at March 31, 1999, have been reflected as assets in the consolidated condensed balance sheet.

While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against the Company or the ultimate cost of environmental matters, the Company believes that, except as noted above, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

EARNINGS PER SHARE

All per share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on weighted average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options).

ACCOUNTING CHANGES

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Statement 133 is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the consolidated earnings and financial position of the Company or when the statement will be adopted.

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities." The SOP requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The unamortized balance of start-up costs was written off as of January 1, 1999. The effect of this change in accounting principle on consolidated earnings was immaterial.

DISCONTINUED OPERATIONS

In November 1998, the Company signed a definitive agreement for Rite Aid Corporation to acquire PCS, the Company's health-care-management subsidiary, for $1.6 billion in cash. The transaction closed on January 22, 1999, and generated a gain of $174.3 million ($.16 per share), net of $8.7 million tax benefit, in
the first quarter of 1999.   The results of operations from PCS prior to the
close of the sale were not material, and have been classified as discontinued operations in the consolidated condensed statements of income. The prior period has been restated.

The consolidated condensed balance sheet and consolidated condensed statements of cash flows include PCS through the date of disposal. Selected balances, excluding intercompany amounts, as of December 31, 1998 were as follows:

Current assets.....................................            $  528.7
Goodwill...........................................             1,397.4
Total assets.......................................             2,026.5
Current liabilities................................               886.3

SPECIAL CHARGES

During the first quarter, the Company recognized a pre-tax charge of $150.0 million, which resulted from funding commitments made to the Eli Lilly and Company Foundation, the non-profit foundation through which the Company makes charitable contributions. The charge for the funding commitment, which has been included in other expense in the consolidated condensed statement of income, reduced earnings per share by approximately $.09 in the first quarter of 1999.

During the first quarter, the Company also recognized a pre-tax asset impairment charge of $61.4 million to adjust the carrying value of certain manufacturing assets, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The asset impairment charge reduced earnings per share by $.04 in the first quarter of 1999. The major portion of the charge related to the decommissioning of a building previously used for antibiotic manufacturing, which resulted from the consolidation of certain manufacturing processes. The Company has no planned future use for the vacated building. The fair value of the facility was estimated using a discounted cash flow analysis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SALE OF PCS HEALTH-CARE-MANAGEMENT BUSINESS

In November 1998, the Company signed a definitive agreement to sell to Rite Aid Corporation the Company's PCS health-care-management subsidiary for $1.6 billion in cash. The sale, which was completed in January 1999, will allow the Company to further focus on pharmaceutical innovation and the realization of optimal demand for Company products in the marketplace. As a consequence of the divestiture, the operating results of PCS have been reflected as "discontinued operations" in the Company's financial statements for all periods and have been excluded from consolidated sales and expenses reflected therein. The Company recognized a gain on disposal of $174.3 million, net of $8.7 million tax benefit, which increased earnings per share by approximately $.16, net of tax, in the first quarter of 1999.

OPERATING RESULTS FROM CONTINUING OPERATIONS:

The Company's sales for the first quarter of 1999 increased 8 percent from the first quarter of 1998. Sales in the U.S. increased 6 percent, while sales outside the U.S. increased 11 percent. Compared with the first quarter of 1998, worldwide sales reflected volume growth of 10 percent while global selling prices and exchange rates reduced sales growth by one percentage point each.

Worldwide pharmaceutical sales for the quarter were $2.11 billion, an increase of 9 percent compared with the same period of 1998. Sales growth was led by Gemzar, ReoPro, and Zyprexa. In addition, the quarter benefited from Evista, which was launched in the first quarter of 1998 in the U.S. for the prevention of osteoporosis in postmenopausal women. Revenue growth was partially offset by lower sales of anti-infectives, Axid and Prozac. Total U.S. pharmaceutical sales increased 7 percent to $1.29 billion primarily as a result of increased volume. International pharmaceutical sales increased 12 percent compared with the first quarter of 1998, as sales volume growth of 15 percent was mitigated by the effect of unfavorable selling prices (1 percent) and exchange rates (2 percent).

Worldwide sales of Prozac in the first quarter were $589.9 million, a decrease of 4 percent from the first quarter of 1998, driven primarily by a decline of 6 percent in the U.S. to $454.4 million. Sales of Prozac outside the U.S. experienced an increase of 2 percent to $135.4 million. Prozac sales in the U.S. were negatively affected by increased competition from new antidepressants. In addition, U.S. wholesaler stocking that occurred in late 1998 had a larger than expected adverse impact on first-quarter sales as wholesalers reduced excess inventories. The Company expects that some additional reductions of excess inventories are likely to occur in the second quarter. For the full year, the Company anticipates slight growth in worldwide Prozac sales. The actual sales levels will depend on the effectiveness of the Company's marketing efforts in offsetting increased competition, the rate of growth of the antidepressant market, and wholesaler, retailer and consumer stocking patterns.

In the first quarter of 1999, Zyprexa had worldwide sales of $401.2 million, led by sales in the United States. This represents a 40 percent, or $114.2 million, increase as compared to the same period in 1998. The Company expects continued strong sales growth for Zyprexa for the full year 1999 but at a lower percentage than the 98 percent achieved in 1998.

Worldwide Gemzar sales grew to $114.4 million in the first quarter of 1999, an increase of 101 percent from the first quarter of 1998. Sales in the U.S. increased by $40.4 million, representing growth of 131 percent. International sales also increased by $17.0 million, or 65 percent.

ReoPro had first quarter 1999 sales totaling $101.0 million, which reflected an increase of $31.0 million (44 percent) as compared with the first quarter of 1998.

Insulin sales, composed of Humulin, Humalog, and Iletin, increased 7 percent compared with the first quarter of 1998. Insulin sales increased 2 percent in the U.S., to $132.3 million, and increased 14 percent in international markets to $121.3 million. Worldwide Humulin sales of $202.9 million increased 4 percent. Worldwide Humalog sales for the first quarter were $42.5 million, an increase of 72 percent as compared with a year ago. This increase was due in part to the launch of the pre-filled insulin pen system in the first quarter of 1999.

In the first quarter of 1999, worldwide sales of anti-infectives decreased 15 percent to $252.4 million as a result of continuing competitive pressures. U.S. and international anti-infectives sales declined 27 percent and 11 percent respectively. Cefaclor and Lorabid accounted for the majority of the decline in anti-infective sales.

Worldwide sales of Axid decreased 23 percent to $111.5 million in the first quarter of 1999.

Evista had sales totaling $54.6 million in the first quarter, an increase of 63 percent over the first quarter of 1998. Sales of Evista were negatively affected by the U.S. wholesaler stocking in late 1998. The Company anticipates continued strong growth in worldwide Evista sales for 1999.

Worldwide sales of animal health products of $146.6 million increased 2 percent as compared to the first quarter of 1998. This sales growth was led by Micotil.

In the first quarter, gross margins were 78.1 percent, the same as the first quarter of 1998. This was a result of the offsetting effects of unfavorable product sales mix, increases in production efficiencies and the expiration of Humulin and Humalog royalties in August 1998.

During the first quarter, the Company recognized two one-time charges that affect the comparisons with 1998. The first charge relates to a pre-tax asset impairment charge of approximately $61.4 million to adjust the carrying value of certain manufacturing assets. The major portion of the charge related to the write-down of a manufacturing facility to its fair value, which was estimated using a discounted cash flow analysis. This asset impairment charge reduced earnings per share by approximately $.04 in the quarter. The second pre-tax charge of $150.0 million resulted from funding commitments made to the Eli Lilly and Company Foundation, the non-profit foundation through which the Company makes charitable contributions. The charge for the funding commitment reduced earnings per share by approximately $.09 in the first quarter of 1999. See "Special Charges" in the Notes to Consolidated Condensed Financial Statements for additional information.

Operating expenses for 1999, excluding the effect of the asset impairment charge, increased 11 percent for the first quarter. Investment in research and development increased 14 percent, to $413.1 million, for the first quarter.
This growth is a result of the Company continuing to build internal and external capabilities. Marketing and administrative expenses increased 9 percent from the first quarter of 1998. This increase was driven by increased expenditures to support continued new product launches around the world, enhancements of the Company's global information technology capabilities, including expenditures relating to the Company's development and implementation of the year 2000 computer initiatives, and direct-to-consumer advertising campaigns in the U.S.

Compared with the first quarter of 1998, interest expense decreased $4 million (8 percent). The decrease was primarily due to a decrease in the Company's borrowings.

Net other income for the first quarter of 1999, excluding the charge for the funding commitment to the Eli Lilly and Company Foundation, was $42.7 million, an increase of $14.8 million. The quarter benefited from decreased goodwill amortization expense and increased interest income.

For the first quarter of 1999, the Company's effective tax rate was 17 percent, which was lowered by the impact of the $61.4 million asset impairment charge and the $150.0 million funding commitment to Eli Lilly and Company Foundation. Excluding these items, the effective tax rate for the first quarter of 1999 was 22 percent, which was 2.4 percentage points below the first quarter of 1998 but was consistent with the tax rate estimate provided by the Company at year-end 1998.

During the first quarter of 1998, the Company refinanced an ESOP debenture, which resulted in a one-time extraordinary charge of $7.2 million ($.01 per share), net of a $4.8 million tax benefit.

First quarter net income was $625.7 million, or $.56 per share, compared with $521.1 million for the first quarter of 1998, or $.46 per share. The first quarter 1999 results were affected by the previously mentioned gain on disposal of the PCS health-care-management business of $174.3 million, the pre-tax asset impairment charge of $61.4 million and the pre-tax $150.0 million charge for funding commitments to the Eli Lilly and Company Foundation. Excluding these non-recurring items and discontinued operations in 1998, first quarter net income and earnings per share increased 12 percent and 15 percent, respectively, as compared to 1998. For the first quarter of 1999, net income was favorably impacted by increased sales, a lower effective tax rate and increased other income, offset somewhat by higher research and development expenses as a percent of sales. Earnings per share for the first quarter 1999 benefited from a lower number of shares outstanding resulting from the Company's share repurchase programs.

FINANCIAL CONDITION

As of March 31, 1999, cash, cash equivalents and short-term investments totaled $2.45 billion as compared with $1.60 billion at December 31, 1998. The net increase in cash was due primarily to $1.6 billion received from the sale of PCS, which was offset by $251.6 million in dividends paid and $399.2 million in shares repurchased. Total debt at March 31, 1999, was $2.34 billion, a decrease of $28 million from December 31, 1998. The purchase of shares was pursuant to the Company's previously announced plan to repurchase shares of approximately $1.0 billion in 1999.

The Company believes that cash generated from operations in 1999, along with available cash and cash equivalents, will be sufficient to fund essentially all of the 1999 operating needs, including debt service, capital expenditures, share repurchases, and dividends.

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

The Company's inventory of IT systems, including software applications, has been divided into various categories. Those most critical to the Company's global operations are generally being assessed and renovated, when necessary, first. The Company has instituted a process to monitor all critical and essential replacement and upgrade projects of existing systems to assist in managing them toward completion in a timely manner. The Company has completed renovation of approximately 98 percent of its critical applications. The Company anticipates that substantially all the remaining critical applications will be completed by June 30, 1999. Of applications deemed essential, the Company anticipates Y2K readiness of approximately 90 percent to 95 percent by June 30, 1999.

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

The representatives of the program office have visited numerous global sites to assess the progress being made toward site readiness. In addition, several global training programs have occurred to foster the consistent application of the chosen methodologies. In addition, the Company is actively participating in industry efforts in the U.S. to communicate with advocacy groups, as well as governmental groups, about the readiness of the Company and industry as a whole.

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

The Company has begun, but not yet completed, a comprehensive risk management analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis or from abnormal wholesaler or consumer buying patterns in anticipation of the Year 2000. Contingency plans are beginning to be developed for the Company and its critical vendors, customers and suppliers to address the flow of products to the consumer. The contingency planning involves a multifaceted approach, which may include additional purchases of raw materials and/or locating inventories of products closer to the consumer. The Company has made the decision to increase inventories of certain key products in order to have additional finished stock in the event excessive consumer purchasing occurs in late 1999. Business continuity plans will be developed to address the Company's approach for dealing with extended disruptions. In addition, "rapid response" teams will be established to respond to any issues that occur around the millennium. The Company currently plans to complete analysis and have contingency plans in place by September 30, 1999.

The costs of the Company's Year 2000 efforts are based upon management's best estimates, which are derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. The Company currently estimates it will spend between $160 and $180 million over the life of the program and that approximately 65 percent to 70 percent of the anticipated costs were incurred by March 31, 1999. Expenses associated with addressing the Year 2000 issues are being recognized as incurred.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company, including those made in this document, are based on management's expectations at the time they are made, but they are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect the Company's operations and prospects are discussed in Exhibit 99 to this Form 10-Q filing.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

PROZAC PATENT LITIGATION

In March 1996 the Company was informed by Barr Laboratories, Inc. ("Barr"), a generic pharmaceutical manufacturer, that it had submitted an abbreviated new drug application ("ANDA") to the U.S. FDA seeking to market a generic form of Prozac in the United States several years before the expiration of the Company's patents. Barr has alleged that the Company's U.S. patents covering Prozac are invalid and unenforceable. The compound patent expires in February 2001 and a method of use patent expires in December 2003. These patents are material to the Company.

On April 11, 1996, the Company filed suit in the United States District Court for the Southern District of Indiana seeking a ruling that Barr's challenge to the Company's patents is without merit. In 1997, the Company was informed that Geneva Pharmaceuticals, Inc. ("Geneva"), another generic manufacturer, had submitted a similar ANDA and, like Barr, had asserted that the Company's U.S. Prozac patents are invalid and unenforceable. On June 23, 1997, the Company sued Geneva in the same court seeking a similar ruling as in the Barr suit. The two suits have been consolidated. On January 12, 1999, the trial court judge for the Southern District of Indiana granted partial summary judgment in favor of the Company, dismissing the claims of Barr and Geneva based on the patent doctrines of "best mode" and "double patenting". On January 25, 1999 (the day trial was to have begun), Barr and Geneva agreed to abandon their remaining two claims (based on the patent doctrines of "anticipation" and "inequitable conduct") in exchange for a payment of $4 million to be shared among Barr, Geneva, and a third defendant, Apotex, Inc. Barr and Geneva have appealed the trial court's January 12, 1999 rulings to the Court of Appeals for the Federal Circuit.

In late 1998, three additional generic manufacturers, Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA, and Cheminor Drugs, Ltd. together with one of its subsidiaries filed ANDAs for generic forms of Prozac, asserting that the Company's December 2003 patent is invalid and unenforceable. Finally, in early 1999, Novex Pharma, a division of Apotex, Inc. changed its previously-filed ANDA to assert that both the 2001 and 2003 patents are invalid and unenforceable. The Company has filed lawsuits in the United States District Court of the Southern District of Indiana seeking rulings that the four
companies' challenges to the patent(s) are without merit.   These suits are in
the preliminary stages.

The Company believes that the claims of the six generic manufacturers are without merit and that the Company should be successful in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the Company will prevail. An unfavorable outcome could have a material adverse effect on the Company's consolidated financial position, liquidity, and results of operations.

PRICING LITIGATION

Reference is made to the discussion of the retail pharmacy antitrust litigation, In re Brand Name Prescription Drugs Antitrust Litigation (MDL No. 997) and related cases, contained in the Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 1998. An additional case has been filed in state court in North Dakota that purports to be a class action on behalf of pharmaceutical consumers in that state.

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

     11.   Statement re:  Computation of Earnings Per Share

     12. Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

     27.   Financial Data Schedule

     99. Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

(b)  Reports on Form 8-K.

     On February 9, 1999, the Company filed a Form 8-K relating to the consummation of the sale of all of the outstanding capital stock of its wholly-owned subsidiary, PCS Holding Corporation, a Delaware corporation, to Rite Aid Corporation, a Delaware corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ELI LILLY AND COMPANY
                            ---------------------
                            (Registrant)


Date    May 11, 1999        S/Daniel P. Carmichael
      ----------------      ------------------------------------
                            Daniel P. Carmichael
                            Secretary and Deputy General Counsel




Date    May 11, 1999        S/Arnold C. Hanish
      ----------------      ------------------------------------
                            Arnold C. Hanish
                            Director, Corporate Accounting and
                             Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as a part of this Report:


          Exhibit
          -------

          11.  Statement re:  Computation of Earnings Per
               Share

          12. Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

          27.  Financial Data Schedule

          99. Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures