Form 10-Q/A
period 1999-03-31
LILLY ELI & CO
filed 1999-07-16
CIK 59478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q/A
                               (Amendment No. 1)

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999


                        COMMISSION FILE NUMBER 001-6351



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

     Yes  [X]      No  [_]

     The number of shares of common stock outstanding as of April 30, 1999:



                  Class              Number of Shares Outstanding
                  -----              ----------------------------
                  Common                     1,100,883,804

  The undersigned registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as set forth below, in order to correct Exhibit 12, "Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges" for a computation error. Consolidated pretax income from continuing operations before accounting changes and extraordinary item reported on Exhibit 12 for the three months ended March 31, 1999 has been changed to $543.5 million from the previously reported $451.4 million. As a result, earnings for the same period have been changed to $587.4 million from the previously reported $495.3 million, and the ratio of earnings to fixed charges has been changed to 12.0 from the previously reported 10.1.

Part II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.  The following documents are filed as exhibits to this Report:
     --------

     12. Statement re: Amended Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ELI LILLY AND COMPANY
                                  ---------------------
                                  (Registrant)


Date    July 15, 1999             /S/ Daniel P. Carmichael
        -------------             ------------------------
                                  Daniel P. Carmichael
                                  Secretary and Deputy General Counsel




Date    July 15, 1999             /S/ Arnold C. Hanish
        -------------             --------------------
                                  Arnold C. Hanish
                                  Director, Corporate Accounting and
                                   Chief Accounting Officer