Form 10-Q
period 1999-06-30
LILLY ELI & CO
filed 1999-08-12
CIK 59478

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999


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

Yes   X   No _____
   ------

The number of shares of common stock outstanding as of July 31, 1999:


          Class              Number of Shares Outstanding
          -----              ----------------------------

         Common                     1,092,812,638

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                    Eli Lilly and Company and Subsidiaries

                                                                    Three Months Ended              Six Months Ended
                                                                          June 30,                      June 30,
                                                                      1999          1998            1999        1998
                                                                 ------------------------------------------------------------------
                                                                           (Dollars in millions except per-share data)
Net sales........................................................       $2,341.6        $2,155.0        $4,597.2       $4,242.0

Cost of sales....................................................          491.1           478.6           984.6          935.9
Research and development.........................................          460.5           416.7           873.6          779.6
Marketing and administrative.....................................          649.6           637.4         1,242.5        1,180.9
Asset impairment.................................................              -               -            61.4              -
Interest expense.................................................           43.0            42.7            86.9           90.6
Other (income) expense - net.....................................          (41.6)          (67.7)           65.7          (95.6)
                                                                 ------------------------------------------------------------------
                                                                         1,602.6         1,507.7         3,314.7        2,891.4
                                                                 ------------------------------------------------------------------
Income from continuing operations before income taxes
 and extraordinary item..........................................          739.0           647.3         1,282.5        1,350.6
Income taxes.....................................................          162.6           156.4           254.7          328.1
                                                                 ------------------------------------------------------------------
Income from continuing operations before extraordinary item......          576.4           490.9         1,027.8        1,022.5
Income (loss) from discontinued operations, net of tax...........              -             0.4           174.3           (2.9)
Extraordinary item - loss on early redemption of debt,                         -               -               -           (7.2)
 net of tax.....................................................
                                                                 ==================================================================
Net income......................................................        $  576.4        $  491.3        $1,202.1       $1,012.4
                                                                 ==================================================================
EARNINGS PER SHARE - BASIC:
 Income from continuing operations before
  extraordinary item............................................        $    .53        $    .45        $    .94       $    .93
Discontinued operations.........................................               -               -             .16              -
Extraordinary item..............................................               -               -               -           (.01)
                                                                 ==================================================================
  Net income....................................................        $    .53        $    .45        $   1.10       $    .92
                                                                 ==================================================================
EARNINGS PER SHARE - DILUTED:
 Income from continuing operations before                               $    .52        $    .44        $    .92       $    .91
   extraordinary item...........................................
 Discontinued operations........................................               -               -             .16              -
 Extraordinary item.............................................               -               -               -           (.01)
                                                                 ------------------------------------------------------------------
 Net income.....................................................        $    .52        $    .44        $   1.08       $    .90
                                                                 ==================================================================
Dividends paid per share.........................................       $    .23        $    .20        $    .46       $    .40
                                                                 ==================================================================

See Notes to Consolidated Condensed Financial Statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                    Eli Lilly and Company and Subsidiaries

                                                                         June 30, 1999               December 31, 1998
                                                              ----------------------------------------------------------------------
                                                                                    (Dollars in millions)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents................................                     $ 2,031.7                    $ 1,495.7
 Short-term investments...................................                          65.1                        101.4
 Accounts receivable, net of allowances
   for doubtful amounts of $56.0 (1999)
   and $64.3 (1998).......................................                       1,383.8                      1,967.9
 Other receivables........................................                         227.4                        275.8
 Inventories..............................................                         943.4                        999.9
 Deferred income taxes....................................                         276.7                        332.7
 Prepaid expenses.........................................                         319.4                        233.4
                                                              ----------------------------------------------------------------------
 TOTAL CURRENT ASSETS.....................................                       5,247.5                      5,406.8

OTHER ASSETS
 Prepaid retirement.......................................                         620.6                        612.3
 Investments..............................................                         174.2                        204.0
 Goodwill and other intangibles, net of
   allowances for amortization of
   $114.9 (1999) and $171.4 (1998)........................                         119.9                      1,517.9
 Sundry...................................................                         804.6                        758.2
                                                              ----------------------------------------------------------------------
                                                                                 1,719.3                      3,092.4
PROPERTY AND EQUIPMENT
 Land, buildings, equipment, and
   construction-in-progress...............................                       7,082.1                      7,274.5
 Less allowances for depreciation.........................                       3,228.7                      3,178.2
                                                              ----------------------------------------------------------------------
                                                                                 3,853.4                      4,096.3
                                                              ----------------------------------------------------------------------
                                                                               $10,820.2                    $12,595.5
                                                              ======================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term borrowings....................................                     $   358.7                    $   181.4
 Accounts payable.........................................                         345.2                      1,186.0
 Employee compensation....................................                         336.5                        704.0
 Dividends payable........................................                             -                        252.9
 Income taxes payable.....................................                       1,158.0                      1,290.2
 Other liabilities........................................                         841.3                        992.7
                                                              ----------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES................................                       3,039.7                      4,607.2

LONG-TERM DEBT..............................................                     1,979.1                      2,185.5
DEFERRED INCOME TAXES.......................................                       216.5                        247.9
RETIREE MEDICAL BENEFIT OBLIGATION..........................                       114.6                        114.7
OTHER NONCURRENT LIABILITIES................................                     1,019.5                      1,010.6
                                                              ----------------------------------------------------------------------
                                                                                 3,329.7                      3,558.7

COMMITMENTS AND CONTINGENCIES...............................                           -                            -

SHAREHOLDERS' EQUITY
 Common stock.............................................                         683.4                        686.5
 Retained earnings........................................                       4,425.6                      4,228.8
 Deferred costs-ESOP......................................                        (141.7)                      (146.9)
 Accumulated other comprehensive income...................                        (408.2)                      (229.8)
                                                              ----------------------------------------------------------------------
                                                                                 4,559.1                      4,538.6
 Less cost of common stock in treasury....................                         108.3                        109.0
                                                              ----------------------------------------------------------------------
                                                                                 4,450.8                      4,429.6
                                                              ----------------------------------------------------------------------
                                                                               $10,820.2                    $12,595.5
                                                              ======================================================================

See Notes to Consolidated Condensed Financial Statements.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                    Eli Lilly and Company and Subsidiaries

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                    1999                1998
                                                                          -------------------------------------
                                                                                  (Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................    $        1,202.1     $        1,012.4
Adjustments to Reconcile Net Income to Cash
   Flows from Operating Activities:
Changes in operating assets and liabilities...........................              (699.5)              (612.5)
Depreciation and amortization.........................................               224.4                236.4
Change in deferred taxes..............................................                 9.5                204.6
Gain on sale of PCS, net of tax.......................................              (174.3)                   -
Asset impairment, net of tax..........................................                39.9                    -
Other items, net......................................................                 5.0                (49.5)
                                                                          -------------------------------------

NET CASH FROM OPERATING ACTIVITIES....................................               607.1                791.4

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment...............................              (194.0)              (177.5)
Additions to other assets.............................................               (89.5)               (35.3)
Reduction of investments..............................................               123.6                160.7
Additions to investments..............................................               (34.8)               (28.3)
Divestitures/(acquisitions)...........................................               (21.8)                   -
Proceeds from sale of PCS.............................................             1,600.0                    -
                                                                          -------------------------------------

NET CASH FROM (USED FOR) INVESTING ACTIVITIES.........................             1,383.5                (80.4)

CASH FLOWS FROM  FINANCING ACTIVITIES
Dividends paid........................................................              (502.2)              (440.7)
Purchase of common stock and other capital
   transactions.......................................................              (890.5)              (864.0)
Net reductions to short-term borrowings...............................               (19.5)               (14.4)
Net reductions to long-term debt......................................                (1.1)               (23.0)
                                                                          -------------------------------------

NET CASH USED FOR FINANCING ACTIVITIES................................            (1,413.3)            (1,342.1)

Effect of exchange rate changes on cash...............................               (41.3)                (1.2)
                                                                          -------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS........................................................               536.0               (632.3)

Cash and cash equivalents at January 1................................             1,495.7              1,947.5
                                                                          -------------------------------------

CASH AND CASH EQUIVALENTS AT JUNE 30..................................    $        2,031.7     $        1,315.2
                                                                          =====================================

  See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                    Eli Lilly and Company and Subsidiaries


                                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                                           1999           1998             1999           1998
                                                                     -----------------------------------------------------------
                                                                                       (Dollars in millions)
Net income.......................................................    $     576.4     $     491.3     $   1,202.1     $   1,012.4

Other comprehensive income (loss)/1/.............................          (35.8)          (20.7)         (178.4)          (31.7)
                                                                     -----------------------------------------------------------

Comprehensive income.............................................    $     540.6     $     470.6     $   1,023.7     $     980.7
                                                                     ===========================================================

   /1/ The significant components of other comprehensive income were losses of $38.7 million and $172.9 million from foreign currency translation adjustments for the three months and six months ended June 30, 1999, respectively, as compared to losses of $2.8 million and $24.9 million for the three months and six months ended June 30, 1998, respectively.

   See Notes to Consolidated Condensed Financial Statements.

   SALES BY PRODUCT CATEGORY

   Worldwide sales by product category for the second quarter and six month period of 1999 and 1998 were as follows:

                                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                                          1999           1998           1999           1998
                                                                    ----------------------------------------------------------
                                                                                     (Dollars in millions)
Net sales - to unaffiliated customers

   Neurosciences.................................................   $    1,133.0   $    1,042.6   $    2,177.7   $    1,993.1

   Endocrinology.................................................          427.7          371.4          766.3          679.1

   Anti-infectives...............................................          226.8          271.6          497.3          590.1

   Cardiovascular................................................          157.5          137.8          308.1          248.1

   Animal health.................................................          139.4          135.3          286.0          279.2

   Oncology......................................................           93.7           93.5          214.9          159.0

   Gastrointestinal..............................................           81.3           76.3          192.8          220.3

   Other pharmaceuticals.........................................           82.2           26.5          154.1           73.1
                                                                    ---------------------------------------------------------

Net sales........................................................   $    2,341.6   $    2,155.0   $    4,597.2   $    4,242.0
                                                                    =========================================================

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

The Company operates in one significant business segment - pharmaceutical products. Operations of the animal health business are not material.

CONTINGENCIES

Barr Laboratories, Inc. (Barr), and Geneva Pharmaceuticals, Inc. (Geneva), have each submitted an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic forms of Prozac before the expiration of the Company's patents. The ANDAs assert that two U.S. patents held by Lilly covering Prozac are invalid and unenforceable. The Company filed suit against Barr and Geneva in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. On January 12, 1999, the trial court granted summary judgment in favor of Lilly on two of the four claims raised by Barr and Geneva against Lilly's patents. That decision has been appealed. On January 25, 1999, Barr and Geneva dismissed their other two claims in exchange for a $4 million payment, which Barr and Geneva will share with a third defendant. In late 1998, three additional generic pharmaceutical companies, Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA and Cheminor Drugs, Ltd., together with one of its subsidiaries, filed ANDAs for generic forms of Prozac, asserting that the later of the two patents (expiring in December 2003) is invalid and unenforceable. Finally, in early 1999, Novex Pharma, a division of Apotex, Inc., changed its previously-filed ANDA to assert that both the 2001 and 2003 patents are invalid and unenforceable. Lilly has filed suits against the four companies in federal court in Indianapolis. The suits are in an early stage. While the Company believes that the claims of the six generic companies are without merit, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity and results of operations.

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

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, the Company has been designated as one of several potentially responsible parties with respect to less than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. The Company also continues remediation of certain of its own sites. The Company has accrued for estimated Superfund cleanup costs, remediation and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs and the extent to which other parties can be expected to contribute to payment of those costs. The Company has reached a settlement with its primary liability insurance carrier providing for coverage for certain environmental liabilities and has instituted litigation seeking coverage from certain excess carriers.

The environmental liabilities and litigation accruals have been reflected in the Company's consolidated condensed balance sheet at the gross amount of approximately $284.4 million at June 30, 1999. Estimated insurance recoverables of approximately $227.1 million at June 30, 1999, have been reflected as assets in the consolidated condensed balance sheet.

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

ACCOUNTING CHANGES

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. Statement 133 was amended in June 1999, and is now required to be adopted in years beginning after June 15, 2000. The Company has not yet determined what the effect of Statement 133 will be on the consolidated earnings and financial position of the Company or when the statement will be adopted.

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

DISCONTINUED OPERATIONS

In November 1998, the Company signed a definitive agreement for Rite Aid Corporation to acquire PCS, the Company's health-care-management subsidiary, for $1.60 billion in cash. The transaction closed on January 22, 1999, and generated a gain of $174.3 million ($.16 per share), net of $8.7 million tax benefit, in the first quarter of 1999. The results of operations from PCS prior to the close of the sale were not material, and have been classified as discontinued operations in the consolidated condensed statements of income. The prior period has been restated.

The consolidated condensed balance sheet and consolidated condensed statements of cash flows include PCS through the date of disposal. Selected balances, excluding intercompany amounts, as of December 31, 1998 were as follows (in millions):

Current assets.....................................     $  528.7
Goodwill...........................................      1,397.4
Total assets.......................................      2,026.5
Current liabilities................................        886.3

SPECIAL CHARGES AND ASSET IMPAIRMENT CHARGE

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

SUBSEQUENT EVENTS

On August 2, 1999, the Company signed a definitive agreement to sell the U.S. rights to Lorabid (R), an antibiotic used in the treatment of bacterial infections, to King Pharmaceuticals, Inc. for $90.5 million (most of which will be recorded as other income in the third quarter) plus sales performance milestones. The Company will manufacture Lorabid for King. The transaction is expected to close in the third quarter of 1999, subject to review under the Hart-Scott-Rodino Act.

On August 5, 1999, a wholly-owned subsidiary ("Issuer") of the Company issued $300 million Resettable Coupon Capital Securities due 2029 and $525 million Floating Rate Capital Securities due 2029.

The Resettable Coupon Capital Securities will pay cumulative interest at an annual rate of 7.717 percent until August 1, 2004. At this date and every fifth anniversary thereafter, the interest rate will be reset equal to the weekly average interest rate of U.S. treasury securities having an index maturity of five years for the week immediately preceding the reset date plus a predetermined spread. The securities may be redeemed by the Issuer on August 1, 2004, and anytime thereafter for a defined redemption price.

The Floating Rate Capital Securities will pay cumulative interest at an annual rate equal to LIBOR plus a predetermined spread, reset quarterly. The initial quarterly interest rate is 6.57 percent. The securities may be redeemed at any time on or after August 5, 2004, for a defined redemption price.

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

OPERATING RESULTS FROM CONTINUING OPERATIONS:

The Company's sales for the second quarter of 1999 increased 9 percent from the second quarter of 1998. Sales in the U.S. increased 10 percent, while sales outside the U.S. increased 6 percent. Compared with the second quarter of 1998, worldwide sales reflected volume growth of 9 percent and a 1 percent increase in global selling prices, offset by a 1 percent decrease in growth associated with exchange rates.

The Company's sales for the first six months of 1999 increased 8 percent compared with the same period in 1998. Sales inside the U.S. increased 8 percent, while sales outside the U.S. increased 9 percent. Compared with the first six months of 1998, worldwide sales reflected volume growth of 9 percent and a 1 percent decrease in exchange rates while selling prices remained flat.

Worldwide pharmaceutical sales for the quarter were $2.20 billion and for the six month period were $4.31 billion, reflecting increases of 9 percent for both periods compared with the same periods of 1998. Sales growth for the quarter was led by Zyprexa(R), Humulin(R) and Humalog(R). Sales growth for the six month period was led by Zyprexa, Gemzar(R) and ReoPro(R). In addition, the quarter and the six month periods benefited from Evista(R), which was launched in the first quarter of 1998 in the U.S. for the prevention of osteoporosis in postmenopausal women. Revenue growth for the quarter was partially offset by lower sales of anti-infectives. Revenue growth for the six month period was also partially offset by lower sales of anti-infectives as well as lower sales of Axid(R). Total U.S. pharmaceutical sales for the quarter increased 11 percent, to $1.41 billion, and for the six month period increased 9 percent, to $2.70 billion. Growth in both periods was primarily a result of increased volume. International pharmaceutical sales for the quarter increased 6 percent, to $790.7 million, and for the six month period increased 9 percent, to $1.61 billion, compared with the same periods in 1998. Strong sales volume growth for the quarter and six month period of 8 percent and 11 percent, respectively, was mitigated by the effect of unfavorable exchange rates while selling prices were relatively flat.

Worldwide sales of Prozac for the quarter were $688.1 million and for the six month period were $1.28 billion, representing an increase for the quarter of 4 percent and no change for the six month period. Prozac sales in the U.S. increased 7 percent, to $561.8 million, for the quarter and 1 percent, to $1.02 billion, for the six month period. U.S. sales in both periods were negatively affected by increased competition from other branded antidepressants. Sales growth for the second quarter benefited slightly from the initial stocking of 10 mg scored tablets as well as wholesaler stocking of 10 mg capsules. Sales of Prozac outside the U.S. declined 7 percent, to $126.3 million, for the quarter, due to the effects of unfavorable exchange rates and continued competitive pressures, and declined 3 percent, to $261.7 million, for the six month period. For the full year, the Company anticipates slight growth in worldwide Prozac sales. Actual sales levels will depend on the effectiveness of the Company's marketing efforts in offsetting increased competition, the rate of growth of the antidepressant market, and stocking patterns of wholesalers, retailers and consumers.

Zyprexa posted worldwide sales for the quarter of $393.0 million and $794.3 million for the six month period, representing increases of 20 percent and 29 percent, respectively, over the same periods of 1998. U.S. sales of Zyprexa increased 8 percent, to $276.8 million, for the quarter and increased 18 percent, to $574.5 million, for the six month period. Zyprexa sales growth in the U.S. for both periods was dampened somewhat by continued work-down of excess inventories held at year-end 1998 by wholesalers. Sales outside the U.S. increased 62 percent, to $116.3 million, for the quarter and increased 71 percent, to $219.8 million, for the six month period as the Company continues to launch products in new markets. The Company expects continued strong sales growth for Zyprexa for the full year 1999 but at a lower percentage than the 98 percent achieved in 1998.

Worldwide ReoPro sales of $114.2 million for the quarter and $215.2 million for the six month period reflected increases of 13 percent and 26 percent, respectively, over the same periods of 1998. U.S. sales of ReoPro increased 7 percent, to $92.4 million, and 19 percent, to $172.8 million, for the second quarter and six month period, respectively. International sales of ReoPro increased 51 percent, to $21.8 million, and 61 percent, to $42.4 million, for the second quarter and six month period, respectively.

Worldwide Gemzar sales of $86.5 million for the quarter and $200.9 million for the six month period reflected increases of 1 percent and 41 percent, respectively, over the same periods of 1998. Sales in the U.S. decreased by $10.2 million, or 19 percent, to $42.6 million, for the quarter, but increased by $30.2 million, or 36 percent, to $113.7 million, for the six month period compared to the same periods of 1998. Gemzar sales comparisons in the U.S. during the second quarter versus a year ago were negatively affected by U.S. wholesaler stocking that occurred during both the first quarter of 1999 and the second quarter of 1998. International sales increased 34 percent, to $43.8 million, for the quarter and 48 percent, to $87.1 million, for the six month period.

Worldwide insulin sales, composed of Humulin, Humalog, and Iletin(R), increased in the second quarter by 15 percent, to $334.9 million, and, for the six month period, increased 12 percent, to $588.5 million. Insulin sales in the U.S. for the quarter increased by 15 percent, to $203.4 million, and for the six month period increased 10 percent, to $335.7 million. Insulin sales outside the U.S. increased by 16 percent, to $131.5 million, for the quarter and increased 15 percent, to $252.7 million, for the six month period. Worldwide Humulin sales increased by 14 percent, to $278.3 million, for the quarter and 10 percent, to $481.2 million, for the six month period. U.S. Humulin sales increased for the quarter by 18 percent and by 10 percent for the six month period. Humulin sales outside the U.S. increased by 9 percent for both the quarter and six month period. Worldwide Humalog sales were $50.4 million for the quarter and $92.9 million for the six month period, representing an increase of 71 percent for both the quarter and six month period, over the same periods of 1998. The launch of Humulin and Humalog pens, combined with the growth of Humalog fixed mixtures outside the U.S., helped drive overall insulin sales.

For the quarter and the six month period, worldwide sales of anti-infectives decreased 17 percent, to $207.8 million, and 16 percent, to $460.2 million, respectively, compared with the same periods of 1998, as a result of continuing competitive pressures. U.S. and international anti-infectives sales declined 13 percent and 18 percent, respectively, for the quarter, and 21 percent and 14 percent, respectively, for the six month period. Cefaclor and Lorabid accounted for the majority of the decline in anti-infective sales.

Worldwide sales of Axid increased 7 percent, to $81.3 million, for the second quarter and decreased by 12 percent, to $192.8 million, for the six month period, compared to the same periods for 1998. Axid sales for the second quarter benefited from wholesaler stocking.

Evista sales increased $51.5 million, to $66.6 million, for the quarter and increased $72.8 million, to $121.2 million, for the six month period. While most of the sales dollar growth for Evista was in the U.S., international Evista sales reflect strong percentage growth for both periods. The Company anticipates continued strong growth in worldwide Evista sales for 1999.

Worldwide sales of animal health products for the quarter increased 3 percent over the second quarter of 1998, to $139.4 million, and 2 percent over the same six month period of 1998, to $286.0 million. Excluding unfavorable exchange rates, sales growth was 8 percent and 6 percent for the quarter and six month periods, respectively.

The second quarter of 1999 gross margin was 79.0 percent, an increase of 1.2 percentage points over the second quarter of 1998. Gross margin for the six month period was 78.6 percent, representing a 0.7 percentage point increase over the six month period of 1998. The improvement in gross margin for both periods was attributed to favorable product mix and production efficiencies, as well as the expiration of Humulin and Humalog royalties in August 1998.

During the first quarter of 1999, the Company recognized two one-time charges that affect the six month expense comparisons. The first charge relates to a pre-tax asset impairment charge of approximately $61.4 million to adjust the carrying value of certain manufacturing assets. The major portion of the charge related to the write-down of a Clinton, Indiana manufacturing facility to its fair value, which was estimated using a discounted cash flow analysis. This asset impairment charge reduced earnings per share by approximately $.04 in the first quarter. The second pre-tax charge of $150.0 million resulted from funding commitments made to the Eli Lilly and Company Foundation, the non-profit foundation through which the Company makes charitable contributions. The charge for the funding commitment reduced earnings per share by approximately $.09 in the first quarter of 1999. See "Special Charges and Asset Impairment Charge" in the Notes to Consolidated Condensed Financial Statements for additional information.

Operating expenses increased 5 percent for the second quarter and 8 percent for the first six months, excluding the first quarter asset impairment charge. Marketing and administrative expenses increased 2 percent in the second quarter and 5 percent for the first six months. The increases were due to increased spending to support new product launches around the world, enhancements to the Company's global information technology systems, including Y2K readiness efforts, and direct-to-consumer advertising campaigns in the U.S. However, the impact of these increases was mitigated by expense management initiatives and reduced incentive compensation accruals.

Research and development investments increased 11 percent, to $460.5 million, for the second quarter, and 12 percent, to $873.6 million, for the first six months, as the Company continues to build internal and external capabilities. The reduced incentive compensation accruals noted above somewhat offset the expense growth.

Interest expense was essentially flat in the second quarter of 1999 and decreased $3.7 million (4 percent) compared with the first six months of 1998. The decrease was primarily due to a decrease in the Company's borrowings.

Net other income for the second quarter of 1999 was $41.6 million, a decrease of $26.1 million, compared with the second quarter of 1998. Net other income for the six month period was $84.3 million, excluding the charge for the funding commitment to the Eli Lilly and Company Foundation, representing a decrease of $11.3 million, compared with the same period of 1998. The second quarter of 1998 benefited from gains generated from the sale of investments.

For the second quarter of 1999, the Company's effective tax rate was 22 percent, which was 2.2 percentage points below the second quarter of 1998. The effective tax rate for the six month period was 20 percent, which was lowered by the impact of the $61.4 million asset impairment charge and the $150.0 million funding commitment to Eli Lilly and Company Foundation. Excluding these items, the effective tax rate for the six month period was 22 percent, which was 2.3 percentage points below the same period in 1998, but was consistent with the tax rate estimate provided by the Company at year-end 1998.

During the first quarter of 1998, the Company refinanced an ESOP debenture, which resulted in a one-time extraordinary charge of $7.2 million net of a $4.8 million tax benefit ($.01 per share).

Second quarter net income was $576.4 million, or $.52 per share, compared with $491.3 million for the second quarter of 1998, or $.44 per share. Net income for the second quarter benefited from increased sales as well as higher margins. In addition, marketing and administrative expense increases were held to 2 percent compared to the second quarter of 1998 due to expense management programs and lower incentive compensation accruals in effect for 1999. A lower effective tax rate for the quarter also had a favorable impact on net income compared to the second quarter of 1998. These favorable variances were offset by an increase in second quarter research and development spending compared to the second quarter of 1998. Net income for the six month period was $1.20 billion, or $1.08 per share, compared to $1.01 billion, or $.90 per share, for the same period of 1998. The results for the six month period of 1999 were affected by the previously mentioned gain on disposal of the PCS health-care-management business of $174.3 million, the pre-tax asset impairment charge of $61.4 million and the pre-tax $150.0 million charge for funding commitments to the Eli Lilly and Company Foundation. Excluding these non-recurring items and discontinued operations in 1998, net income and earnings per share for the six month period increased 15 percent and 17 percent, respectively, as compared to 1998. For the six month period of 1999, net income was favorably impacted by increased sales, improved margins and a lower effective tax rate, offset by slightly higher research and development expenses as a percent of sales. Earnings per share for the second quarter and six month period of 1999 benefited from a lower number of shares outstanding resulting from the Company's share repurchase programs.

FINANCIAL CONDITION

As of June 30, 1999, cash, cash equivalents and short-term investments totaled $2.10 billion as compared with $1.60 billion at December 31, 1998. The net increase in cash was due primarily to $1.60 billion received from the sale of PCS and operating cash flow of $607.1 million, which was offset by $502.2 million in dividends paid and $1.09 billion in shares repurchased. The purchase of shares was pursuant to the Company's previously announced plan to repurchase shares of approximately $1.0 billion in 1999. The board of the Company recently authorized an expansion of the 1999 share repurchase program from $1.0 billion to $1.5 billion. Total debt at June 30, 1999, was $2.34 billion, a decrease of $29.1 million from December 31, 1998.

On August 5, 1999 a subsidiary of the Company issued debt totaling $825 million. Proceeds from this debt issuance are intended to be used for general corporate purposes. See Notes to the Consolidated Condensed Financial Statements.

The Company believes that cash generated from operations in 1999, along with available cash and cash equivalents, will be sufficient to fund essentially all of the 1999 operating needs, including debt service, capital expenditures, share repurchases, and dividends.

YEAR 2000 READINESS DISCLOSURE

Many of the Company's global information technology (IT) systems and non-IT systems, including laboratory and process automation devices, have required modification or replacement in order to render the systems ready for the year 2000 (Y2K). In late 1996, the Company initiated a comprehensive program to reduce the likelihood of a material impact on the business. The numerous activities that are intended to enable the Company to obtain Y2K readiness utilize both internal and external resources and are being centrally managed through a program office. Monthly reports are made to senior management and a business council comprising various management representatives. In addition, regular reports are made to the audit committee of the board of directors.

The Company's inventory of IT systems, including software applications, has been divided into various categories. Those most critical to the Company's global operations were generally being assessed and renovated, when necessary, first. The Company has instituted a process to monitor all critical and essential replacement and upgrade projects of existing systems to assist in managing them toward completion in a timely manner. The Company has completed renovation of substantially all of its critical applications. The Company anticipates that the remaining critical applications will be completed by September 30, 1999. Of applications deemed essential, the Company has completed renovation of approximately 95 percent by June 30, 1999. The Company anticipates that the remaining essential applications will be complete by September 30, 1999.

The most important non-IT systems are various laboratory and process automation devices. The Company has completed a global assessment of all devices. Based on this assessment, only a small percentage (15 percent) of all automation devices appear to require upgrade or replacement. As of June 30, 1999, the Company had completed remediation of approximately 90% of the critical devices which represents 100% of the devices that are available to be fixed. The remaining devices are scheduled for completion throughout the remainder of 1999 during routine scheduled maintenance.

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

The Company mailed letters to thousands of vendors, service providers and customers to determine the extent to which they are prepared for the Year 2000 issue. These activities are being coordinated through a global network of regional site and functional coordinators. Many responses have been received and the Company has identified the vendors, service providers and customers that are critical to the Company through a business impact analysis. At June 30, 1999, essentially all contingency plans have been completed for the Company's critical vendors.

The Company has begun, but not yet completed, a comprehensive risk management analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis or from abnormal wholesaler or consumer buying patterns in anticipation of the Year 2000. Contingency plans are being developed for the Company and its critical vendors, customers and suppliers to address the flow of products to the consumer. The contingency planning involves a multifaceted approach, which may include additional purchases of raw materials and/or locating inventories of products closer to the consumer. The Company has made the decision to increase inventories of certain key products in order to have additional finished stock in the event excessive consumer purchasing occurs in late 1999. Business continuity plans are being developed to address the Company's approach for dealing with extended disruptions. In addition, "rapid response" teams will be established to respond to any issues that occur around the millennium. The Company currently plans to complete analysis and have contingency plans in place by September 30, 1999.

The costs of the Company's Year 2000 efforts are based upon management's best estimates, which are derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. The Company currently estimates it will spend between $160 and $180 million over the life of the program and that approximately 75 percent to 80 percent of the anticipated costs were incurred by June 30, 1999. Expenses associated with addressing the Year 2000 issues are being recognized as incurred.

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

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

PROZAC PATENT LITIGATION

Reference is made to the discussion of the Prozac patent litigation contained in
Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 1999. A trial date of October 30, 2000 has now been set for the cases involving Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA, and Cheminor Drugs, Ltd.

PRICING LITIGATION

Reference is made to the discussion of the retail pharmacy litigation, "In re Brand Name Prescription Drugs Antitrust Litigation (MDL No.997)" and related cases, contained in the Legal Proceedings portions of the Company's Form 10-K for the year ended December 31, 1998, and Form 10-Q for the quarter ended March 31, 1999. Additional cases have been filed in state courts in New Mexico, South Dakota, and West Virginia that purport to be class actions on behalf of pharmaceutical consumers in those states.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 19, 1999. The following is a summary of the matters voted on at the meeting:

(a) The three management nominees for Director were elected to serve three-year terms ending in 2002, as follows:

     Nominee                            For                Withhold Vote
     -------                            ---                -------------

     Alfred G. Gilman, M.D., Ph.D.      902,316,827        59,912,995
     Karen N. Horn, Ph.D.               901,630,829        60,598,993
     August M. Watanabe, M.D.           901,819,698        60,410,124


(b) The appointment of Ernst & Young LLP as the Company's principal independent auditors was ratified by the following shareholder vote:

     For:        958,613,701
     Against:      2,176,329
     Abstain:      1,439,792

(c) By the following vote, the shareholders defeated a shareholder proposal requesting the Company to endorse the CERES (Coalition for Environmentally Responsible Economies) principles:

     For:         54,965,778
     Against:    739,852,854
     Abstain:     54,994,551

(d) By the following vote, the shareholders defeated a shareholder proposal requesting the Board of Directors to take the necessary steps to declassify the Board:

     For:        311,337,987
     Against:    526,123,328
     Abstain:     12,028,053

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

    The Company filed no reports on Form 8-K during the second quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ELI LILLY AND COMPANY
                            ---------------------
                            (Registrant)


Date  August 12, 1999       /s/ Daniel P. Carmichael
     -----------------      -------------------------------------------
                            Daniel P. Carmichael
                            Secretary and Deputy General Counsel




Date  August 12, 1999       /s/ Arnold C. Hanish
     -----------------      -------------------------------------------
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

          27.  Financial Data Schedule (Edgar filing only)

          99. Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures