Form 10-Q
period 1999-09-30
LILLY ELI & CO
filed 1999-11-12
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

COMMISSION FILE NUMBER 001-6351

ELI LILLY AND COMPANY
(Exact name of Registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-0470950 (I.R.S. Employer Identification No.)

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

Yes ___X___   No ________

The number of shares of common stock outstanding as of October 31, 1999:

Class	Number of Shares Outstanding
Common	1,090,521,375

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(Dollars in millions except per-share data)
Net sales	$2,585.2	$2,359.4	$7,182.4	$6,601.4

Cost of sales	548.2	495.7	1,532.8	1,431.6
Research and development	442.9	439.9	1,316.5	1,219.5
Marketing and administrative	696.4	667.6	1,938.9	1,848.5
Acquired in-process technology	-	127.5	-	127.5
Asset impairment	-	-	61.4	-
Interest expense	45.9	45.4	132.8	136.0
Other income - net	(87.4)	(15.8)	(21.7)	(111.4)

	1,646.0	1,760.3	4,960.7	4,651.7

Income from continuing operations before income taxes and extraordinary item	939.2	599.1	2,221.7	1,949.7
Income taxes	206.6	86.9	461.3	415.0

Income from continuing operations before extraordinary item	732.6	512.2	1,760.4	1,534.7
Income from discontinued operations, net of tax	-	6.0	174.3	3.1
Extraordinary item - loss on early redemption of debt, net of tax	-	-	-	(7.2)

Net income	$ 732.6	$ 518.2	$1,934.7	$1,530.6

EARNINGS PER SHARE - BASIC:
Income from continuing operations before extraordinary item	$ .68	$ .47	$ 1.62	$ 1.40
Discontinued operations	-	-	.16	-
Extraordinary item	-	-	-	(.01)

Net income	$ .68	$ .47	$ 1.78	$ 1.39

EARNINGS PER SHARE - DILUTED:
Income from continuing operations before extraordinary item	$ .67	$ .46	$ 1.59	$ 1.37
Discontinued operations	-	-	.16	-
Extraordinary item	-	-	-	(.01)

Net income	$ .67	$ .46	$ 1.75	$ 1.36

Dividends paid per share	$ .23	$ .20	$ .69	$ .60

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

Eli Lilly and Company and Subsidiaries

	September 30, 1999	December 31, 1998
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,291.9	$ 1,495.7
Short-term investments	66.3	101.4
Accounts receivable, net of allowances for doubtful amounts of $60.1 (1999) and $64.3 (1998)	1,395.8	1,967.9
Other receivables	242.7	275.8
Inventories	1,029.3	999.9
Deferred income taxes	247.4	332.7
Prepaid expenses	321.9	233.4

TOTAL CURRENT ASSETS	6,595.3	5,406.8

OTHER ASSETS
Prepaid retirement	725.7	612.3
Investments	174.2	204.0
Goodwill and other intangibles, net of allowances for amortization of $118.6 (1999) and $171.4 (1998)	125.8	1,517.9
Sundry	821.2	758.2

	1,846.9	3,092.4

PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	7,210.1	7,274.5
Less allowances for depreciation	3,321.5	3,178.2

	3,888.6	4,096.3

	$12,330.8	$12,595.5

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$ 345.7	$ 181.4
Accounts payable	439.9	1,186.0
Employee compensation	382.8	704.0
Dividends payable	-	252.9
Income taxes payable	1,100.6	1,290.2
Other liabilities	918.4	992.7

TOTAL CURRENT LIABILITIES	3,187.4	4,607.2

LONG-TERM DEBT	2,816.2	2,185.5
DEFERRED INCOME TAXES	329.9	247.9
RETIREE MEDICAL BENEFIT OBLIGATION	108.5	114.7
OTHER NONCURRENT LIABILITIES	1,022.3	1,010.6

	4,276.9	3,558.7

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Common stock	682.4	686.5
Retained earnings	4,804.0	4,228.8
Deferred costs-ESOP	(140.8)	(146.9)
Accumulated other comprehensive income	(370.8)	(229.8)

	4,974.8	4,538.6
Less cost of common stock in treasury	108.3	109.0

	4,866.5	4,429.6

	$12,330.8	$12,595.5

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Eli Lilly and Company and Subsidiaries

	Nine Months Ended September 30,
	1999	1998
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,934.7	$1,530.6
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Changes in operating assets and liabilities	(741.0)	(348.9)
Depreciation and amortization	340.4	358.8
Change in deferred taxes	184.3	133.2
Gain on sale of PCS, net of tax	(174.3)	-
Asset impairment, net of tax	39.9	-
Other items, net	(35.3)	(99.4)

NET CASH FROM OPERATING ACTIVITIES	1,548.7	1,574.3

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment	(320.2)	(264.1)
Net additions to other assets	(60.9)	(82.0)
Reduction of investments	126.3	192.6
Additions to investments	(36.2)	(35.1)
Acquisitions	(31.8)	-
Proceeds from sale of PCS	1,600.0	-

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	1,277.2	(188.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(751.5)	(662.3)
Purchase of common stock and other capital transactions	(1,040.9)	(1,278.7)
Net additions (reductions) to short-term borrowings	(34.8)	150.9
Additions to long-term debt	841.1	4.6
Reductions of long-term debt	(8.8)	(28.0)

NET CASH USED FOR FINANCING ACTIVITIES	(994.9)	(1,813.5)
Effect of exchange rate changes on cash	(34.8)	23.8

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,796.2	(404.0)

Cash and cash equivalents at January 1	1,495.7	1,947.5

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$3,291.9	$1,543.5

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Eli Lilly and Company and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(Dollars in millions)
Net income	$732.6	$518.2	$1,934.7	$1,530.6
Other comprehensive income (loss)[1]	37.4	69.1	(141.0)	37.4

Comprehensive income	$770.0	$587.3	$1,793.7	$1,568.0

1 The significant components of other comprehensive income were gains of $32.7 million and losses of $140.2 million from foreign currency translation adjustments for the three months and nine months ended September 30, 1999, respectively, as compared to gains of $74.8 million and $49.9 million for the three months and nine months ended September 30, 1998, respectively.

See Notes to Consolidated Condensed Financial Statements.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the third quarter and nine month period of 1999 and 1998 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(Dollars in millions)
Net sales - to unaffiliated customers

Neurosciences	$1,252.3	$1,243.9	$3,430.0	$3,237.0

Endocrinology	558.4	401.8	1,445.8	1,129.4

Anti-infectives	246.2	250.9	743.5	840.9

Cardiovascular	151.1	128.8	459.3	377.0

Animal health	149.5	149.0	435.5	428.3

Oncology	126.3	77.1	341.2	236.2

Gastrointestinal	82.0	96.2	274.8	316.5

Other pharmaceuticals	19.4	11.7	52.3	36.1

Net sales	$2,585.2	$2,359.4	$7,182.4	$6,601.4

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

CONTINGENCIES

Barr Laboratories, Inc. (Barr), and Geneva Pharmaceuticals, Inc. (Geneva), have each submitted an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic forms of Prozac ® before the expiration of the Company's patents. The ANDAs assert that two U.S. patents held by Lilly covering Prozac are invalid and unenforceable. The Company filed suit against Barr and Geneva in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. On January 12, 1999, the trial court granted summary judgment in favor of Lilly on two of the four claims raised by Barr and Geneva against Lilly's patents. That decision has been appealed. On January 25, 1999, Barr and Geneva dismissed their other two claims in exchange for a $4 million payment, which Barr and Geneva will share with a third defendant. In late 1998, three additional generic pharmaceutical companies, Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA and Cheminor Drugs, Ltd., together with one of its subsidiaries, filed ANDAs for generic forms of Prozac, asserting that the later of the two patents (expiring in December 2003) is invalid and unenforceable. Finally, in early 1999, Novex Pharma, a division of Apotex, Inc., changed its previously-filed ANDA to assert that both the 2001 and 2003 patents are invalid and unenforceable. Lilly has filed suits against the four companies in federal court in Indianapolis. Those suits are in an early stage. A trial date of October 30, 2000 has now been set for the cases involving Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA, and Cheminor Drugs, Ltd. While the Company believes that the claims of the six generic companies are without merit, there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company's consolidated financial position, liquidity and results of operations.

The Company has been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol and Prozac. The Company has accrued for its estimated exposure with respect to all current product liability claims. In addition, the Company has accrued for claims incurred, but not filed to the extent the Company can formulate a reasonable estimate of their costs. The Company's estimates of these expenses are based primarily on historical claims experience and data regarding product usage. The Company expects the cash amounts related to the accruals to be paid out over the next several years. The majority of costs associated with defending and disposing of these suits are covered by insurance. The Company's estimate of insurance recoverables is based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among its insurance carriers.

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

The environmental liabilities have been reflected in the Company's consolidated condensed balance sheet at the gross amount of approximately $277.3 million at September 30, 1999. Estimated insurance recoverables of approximately $226.9 million at September 30, 1999, have been reflected as assets in the consolidated condensed balance sheet.

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

ACCOUNTING CHANGES

In June 1998, Statement of Financial Accounting Standards (" SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. Statement 133 was amended in June 1999, and is now required to be adopted in years beginning after June 15, 2000. The Company has not yet determined what the effect of Statement 133 will be on the consolidated earnings and financial position of the Company or when the statement will be adopted.

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

Current assets	$ 528.7
Goodwill	1,397.4
Total assets	2,026.5
Current liabilities	886.3

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

During the third quarter of 1998, the Company announced a collaboration with ICOS Corporation to jointly develop and commercialize a phosphodiesterase type 5 (PDE 5) inhibitor as an oral therapeutic agent for the treatment of both male and female sexual dysfunction. The compound was in the development phase (Phase II clinical trials) and no alternative future uses were identified. As with many Phase II compounds, launch of the product, if successful, was not expected in the near term. The Company's payments to acquire rights to this compound were required to be charged as an expense of $127.5 million, which reduced earnings per share by approximately $.07, net of tax.

SALE OF MARKETING RIGHTS

During the third quarter, the Company recognized a pre-tax gain of $67.8 million on the sale of the U.S. and Puerto Rican marketing rights of Lorabid® , an antibiotic used in the treatment of bacterial infections, to King Pharmaceuticals, Inc. The gain, which has been included in other income in the consolidated condensed statement of income, increased earnings per share by approximately $.05 in the third quarter of 1999. The Company will manufacture Lorabid for King and has an opportunity to receive additional payments if certain sales performance milestones are achieved.

BORROWINGS

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

OPERATING RESULTS FROM CONTINUING OPERATIONS:

The Company's sales for the third quarter of 1999 increased 10 percent from the third quarter of 1998. Sales in the U.S. increased 7 percent, while sales outside the U.S. increased 14 percent. Compared with the third quarter of 1998, worldwide sales reflected volume growth of 9 percent and a 2 percent increase in global selling prices, offset by a 1 percent decrease in growth associated with exchange rates.

The Company's sales for the first nine months of 1999 increased 9 percent compared with the same period in 1998. Sales in the U.S. increased 8 percent, while sales outside the U.S. increased 11 percent. Compared with the first nine months of 1998, worldwide sales reflected volume growth of 10 percent and a 1 percent decrease in exchange rates while selling prices remained flat.

Worldwide pharmaceutical sales for the quarter were $2.43 billion and for the nine month period were $6.74 billion, reflecting increases of 10 percent and 9 percent, respectively, compared with the same periods of 1998. Sales growth for the quarter and the nine month period was led by Zyprexa® , Gemzar® , Evista® , ReoPro® , and diabetes care products. Revenue growth for the quarter and the nine month period was partially offset by lower sales of Prozac and Axid® as well as lower sales of anti-infectives. Total U.S. pharmaceutical sales for the quarter increased 7 percent, to $1.60 billion, and for the nine month period increased 8 percent, to $4.30 billion. Growth in both periods was primarily a result of increased volume. International pharmaceutical sales for the quarter increased 16 percent, to $838.1 million, and for the nine month period increased 11 percent, to $2.44 billion, compared with the same periods in 1998. Volume increases were the primary reason for growth in both periods.

Worldwide sales of Prozac were $690.2 million for the quarter and $1.97 billion for the nine month period, representing decreases of 13 percent and 5 percent, respectively, compared with the same periods of 1998. Prozac sales in the U.S. decreased 15 percent, to $565.2 million, for the quarter and 5 percent, to $1.58 billion for the nine month period. Prozac sales outside the U.S. decreased 2 percent for both the quarter and nine month period, to $125.0 million and $386.7 million, respectively. The decline in U.S. sales in the third quarter was largely caused by wholesaler stocking that occurred during the third quarter of 1998 creating a significant adverse impact on third quarter sales comparisons in 1999. Prozac sales in the U.S. were also adversely affected by increased competition from new antidepressants. For both 1999 and 2000, the Company expects slight declines in worldwide Prozac sales compared to prior years due to increased competition from new antidepressants in the U.S. Patent expirations occurring outside the U.S. in the year 2000 will result in increased generic competition. Actual sales levels will depend on the effectiveness of the Company's marketing efforts in offsetting increased competition, the rate of growth of the antidepressant market, and the stocking patterns of wholesalers, retailers and consumers.

Zyprexa posted worldwide sales of $502.9 million for the quarter and $1.30 billion for the nine month period, representing increases of 27 percent and 28 percent, respectively, over the same periods of 1998. U.S. sales of Zyprexa increased 19 percent for both the quarter and nine month period, to $370.5 million, and $945.0 million, respectively, compared with the same periods of 1998. Sales outside the U.S. increased 57 percent, to $132.4 million, for the quarter and increased 65 percent, to $352.2 million, for the nine month period. The Company expects continued strong sales growth for Zyprexa for the full year 1999, but at a lower rate than the 98 percent achieved in 1998.

Worldwide ReoPro sales of $107.3 million for the quarter and $322.5 million for the nine month period reflected increases of 24 percent and 25 percent, respectively, over the same periods of 1998. U.S. sales of ReoPro increased 21 percent, to $85.9 million, and 20 percent, to $258.7 million, for the third quarter and nine month period, respectively. International sales of ReoPro increased 35 percent, to $21.4 million, and 52 percent, to $63.8 million, for the third quarter and nine month period, respectively.

Worldwide Gemzar sales of $119.2 million for the quarter and $320.1 million for the nine month period reflected increases of 72 percent and 51 percent, respectively, over the same periods of 1998. Sales in the U.S. increased 119 percent, to $71.3 million, for the quarter and increased 59 percent, to $185.1 million, for the nine month period, compared to the same periods of 1998. Gemzar U.S. sales comparisons for the third quarter versus a year ago were affected by U.S. wholesaler stocking that occurred during the second quarter of 1998. International sales increased 30 percent, to $47.9 million, for the quarter and 41 percent, to $135.0 million, for the nine month period.

Worldwide diabetes care revenues, composed of Humulin® , Humalog® , Iletin® , and ACTOSTM increased 30 percent, to $374.1 million for the quarter, and increased 18 percent, to $962.6 million, for the nine month period. Diabetes care revenue in the U.S. for the quarter increased 32 percent, to $234.8 million, and for the nine month period increased 18 percent, to $570.5 million. Diabetes care revenue outside the U.S. increased 27 percent, to $139.3 million, for the quarter and increased 19 percent, to $392.1 million, for the nine month period. Worldwide Humulin sales increased 22 percent, to $292.3 million, for the quarter and 14 percent, to $773.5 million, for the nine month period. U.S. Humulin sales increased 22 percent for the quarter and 15 percent for the nine month period. Humulin sales outside the U.S. increased 21 percent for the quarter and 13 percent for the nine month period. Worldwide Humalog sales were $58.7 million for the quarter and $151.6 million for the nine month period, representing increases of 84 percent and 76 percent for the quarter and nine month period, respectively, compared with the same periods of 1998. ACTOS, an oral agent for the treatment of type 2 diabetes, was introduced to the U.S. diabetes market in the third quarter of 1999. ACTOS is manufactured and sold in the U.S. by Takeda Chemical Industries, Ltd. and is co-promoted by the Company. The Company received service revenues of $17.4 million for both the quarter and nine month period.

For the quarter and the nine month period, worldwide sales of anti-infectives decreased 2 percent, to $246.2 million, and 12 percent, to $743.5 million, respectively, compared with the same periods of 1998, as a result of continuing competitive pressures. U.S. and international anti-infectives sales declined 10 percent and increased 2 percent, respectively, for the quarter, and declined 17 percent and 9 percent, respectively, for the nine month period. Cefaclor and Lorabid accounted for the majority of the decline in anti-infective sales, offsetting growth in Vancocin® outside the U.S.

Evista sales increased $59.8 million, to $92.8 million, for the quarter and increased $132.6 million, to $213.9 million, for the nine month period. Evista was launched in the first quarter of 1998 in the U.S. for the prevention of osteoporosis in postmenopausal women. On September 30, 1999, the Company received approval from the U.S. FDA to promote Evista for the treatment of postmenopausal osteoporosis. While most of the sales dollar growth for Evista was in the U.S., international Evista sales reflect strong percentage growth for both periods. The Company anticipates continued strong growth in worldwide Evista sales for 1999.

Worldwide sales of Axid decreased 15 percent, to $82.0 million, for the third quarter and decreased 13 percent, to $274.8 million, for the nine month period, compared to the same periods for 1998.

Worldwide sales of animal health products of $149.5 million for the quarter were essentially flat compared with the third quarter of 1998, and sales of $435.5 million for the nine month period reflected a 2 percent increase over the same period of 1998. Excluding unfavorable exchange rates, sales growth was 4 percent and 6 percent for the quarter and nine month period, respectively.

Higher than normal purchasing of the Company's products in the remaining months of 1999 related to Y2K concerns may affect sales and the results of operations in the fourth quarter of 1999 and early 2000.

The third quarter of 1999 gross margin was 78.8 percent, a decrease of 0.2 percentage points compared with the third quarter of 1998, as unfavorable product mix was partially offset by improvements in productivity and throughputs. Gross margin for the nine month period was 78.7 percent, representing a 0.4 percentage point increase over the nine month period of 1998, which was attributed to favorable product mix and production efficiencies, as well as the expiration of Humulin and Humalog royalties in August 1998.

Several significant transactions affect the nine month comparisons. Two of these occurred during the first quarter of 1999. The first charge relates to a pre-tax asset impairment charge of approximately $61.4 million to adjust the carrying value of certain manufacturing assets. The major portion of the charge related to the write-down of a Clinton, Indiana manufacturing facility to its fair value, which was estimated using a discounted cash flow analysis. This asset impairment charge reduced earnings per share by approximately $.04 in the first quarter. The second pre-tax charge of $150.0 million resulted from funding commitments made to the Eli Lilly and Company Foundation, the non-profit foundation through which the Company makes charitable contributions. The charge for the funding commitment reduced earnings per share by approximately $.09 in the first quarter of 1999. A third significant transaction took place during the third quarter of 1999 when the Company recognized a pre-tax gain of $67.8 million from the sale of Lorabid marketing rights. The gain from this transaction increased earnings per share by approximately $.05 in the third quarter. Finally, during the third quarter of 1998, the Company announced a collaboration with ICOS Corporation to jointly develop and commercialize a phosphodiesterase type 5 (PDE 5) inhibitor as an oral therapeutic agent for the treatment of both male and female sexual dysfunction. The compound was in the development phase. The Company's payments to acquire rights to this compound were required to be charged as an expense of $127.5 million, which reduced earnings per share by approximately $.07, net of tax. See "Special Charges and Asset Impairment Charge" and "Sale of Marketing Rights" in the Notes to Consolidated Condensed Financial Statements for additional information.

Operating expenses increased 3 percent for the third quarter and 6 percent for the first nine months, excluding the first quarter asset impairment charge and the 1998 third quarter acquired in-process technology charge. Marketing and administrative expenses increased 4 percent for the third quarter and 5 percent for the first nine months. The increases were due to increased spending to support new product launches around the world and enhancements to the Company's global information technology systems, including Y2K readiness efforts. However, the impact of these increases was mitigated by expense management initiatives and reduced incentive compensation accruals.

Research and development investments increased 1 percent, to $442.9 million, for the third quarter, and 8 percent, to $1.32 billion, for the first nine months, as the Company continues to build internal and external capabilities. The reduced incentive compensation accruals noted above significantly offset the expense growth. In addition, Phase III clinical trials for certain compounds were discontinued in the first half of 1999 which contributed to the reduction in the growth rate for the third quarter. The Company anticipates growth in research and development expense at a rate less than sales growth for the full year 1999.

Interest expense was essentially flat for the third quarter and decreased $3.2 million (2 percent) for the nine month period, compared with the same periods of 1998. The Company anticipates an increase in interest expense for the fourth quarter due to an increase in borrowings in the third quarter.

Net other income for the third quarter of 1999 was $19.6 million, excluding the income from the sale of Lorabid marketing rights, an increase of $3.8 million, compared with the third quarter of 1998. Net other income for the nine month period was $103.9 million, excluding the charge for the funding commitment to the Eli Lilly and Company Foundation and the income from the sale of Lorabid marketing rights, representing a decrease of $7.5 million, compared with the same period of 1998. The nine month period of 1998 benefited from gains generated from the sale of investments.

For the third quarter of 1999, the Company's effective tax rate was 22 percent, which was 7.5 percentage points above the third quarter of 1998. The effective tax rate comparison between the third quarter 1999 and the third quarter 1998 was impacted by the 1998 acquired in-process technology charge of $127.5 million. Additionally, the third quarter of 1998 benefited from a reduction of the estimated effective tax rate for the year from 25 percent to approximately 23 percent. The effective tax rate for the nine month period was 21 percent, which was impacted by the $61.4 million asset impairment charge, the $150.0 million funding commitment to Eli Lilly and Company Foundation, the $67.8 million gain from the sale of Lorabid, and the 1998 acquired in-process technology charge of $127.5 million. Excluding these items, the effective tax rate for the nine month periods of 1999 and 1998 was 22 percent.

During the first quarter of 1998, the Company refinanced an ESOP debenture, which resulted in a one-time extraordinary charge of $7.2 million net of a $4.8 million tax benefit ($.01 per share).

Third quarter net income was $732.6 million, or $.67 per share, compared with $518.2 million for the third quarter of 1998, or $.46 per share. Net income for the third quarter of 1999 benefited from increased sales and the $67.8 million gain on the sale of Lorabid marketing rights while 1998 third quarter net income included the acquired in-process technology charge of $127.5 million. In addition, marketing and administrative expense increases were held to 4 percent and research and development expense increases were held to 1 percent compared to the third quarter of 1998 due to expense management programs and lower incentive compensation accruals in effect for 1999. These favorable variances were offset by a higher effective tax rate compared to the third quarter of 1998. Excluding the third quarter gain on the sale of Lorabid of $67.8 million and the 1998 third quarter acquired in-process technology charge of $127.5 million, net income and earnings per share for the third quarter increased 15 percent and 17 percent, respectively, as compared to 1998. Net income for the nine month period was $1.93 billion, or $1.75 per share, compared to $1.53 billion, or $1.36 per share, for the same period of 1998. The results for the nine month period of 1999 were affected by the previously mentioned gain on disposal of the PCS health-care-management business of $174.3 million, the pre-tax asset impairment charge of $61.4 million, the pre-tax charge for funding commitments to the Eli Lilly and Company Foundation of $150 million, and the pre-tax gain from the sale of Lorabid marketing rights of $67.8 million. Excluding these non-recurring items, the 1998 discontinued operations and the 1998 acquired in-process technology charge, net income and earnings per share for the nine month period increased 15 percent and 17 percent, respectively, as compared to 1998. For the nine month period of 1999, net income was favorably impacted by increased sales, improved margins and a lower effective tax rate. Earnings per share for the third quarter and nine month period of 1999 benefited from a lower number of shares outstanding resulting from the Company's share repurchase programs.

FINANCIAL CONDITION

As of September 30, 1999, cash, cash equivalents and short-term investments totaled $3.36 billion as compared with $1.60 billion at December 31, 1998. The net increase in cash was due primarily to $1.60 billion received from the sale of PCS, proceeds of $825.0 million from the third quarter debt offering, and operating cash flow of $1.55 billion, which was offset by $751.5 million in dividends paid and $1.04 billion in shares repurchased. The purchase of shares was pursuant to the Company's plan to repurchase shares of approximately $1.5 billion in 1999. Total debt at September 30, 1999, was $3.16 billion, an increase of $795.0 million from December 31, 1998. See "Borrowings" in the Notes to Consolidated Condensed Financial Statements for additional information.

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

The Company's inventory of IT systems, including software applications, has been divided into various categories. Those most critical to the Company's global operations were generally assessed and renovated, when necessary, first. The Company has instituted a process to monitor all critical and essential replacement and upgrade projects of existing systems to assist in managing them toward completion in a timely manner. The Company has completed renovation of substantially all of its applications that needed some form of renovation. The Company anticipates that the remaining applications will be completed by year-end.

The most important non-IT systems are various laboratory and process automation devices. The Company has completed a global assessment of all devices. Based on this assessment, only a small percentage (15 percent) of all automation devices appear to require upgrade or replacement. As of September 30, 1999, the Company had completed remediation of the critical devices which represents 100% of the devices that are available to be fixed. The remaining devices are scheduled for completion throughout the remainder of 1999 during routine scheduled maintenance.

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

The Company mailed letters to thousands of vendors, service providers and customers to determine the extent to which they are prepared for the Year 2000 issue. These activities are being coordinated through a global network of regional site and functional coordinators. Many responses have been received and the Company has identified the vendors, service providers and customers that are critical to the Company through a business impact analysis. At September 30, 1999, all contingency plans have been completed for the Company's critical vendors.

The Company has completed a comprehensive risk management analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis or from abnormal wholesaler or consumer buying patterns in anticipation of the Year 2000. Contingency plans have been developed for the Company and its critical vendors, customers and suppliers to address the flow of products to the consumer. The contingency planning involves a multifaceted approach, which includes additional purchases of raw materials and/or locating inventories of products closer to the consumer. The Company has made the decision to increase inventories of certain key products in order to have additional finished stock in the event excessive consumer purchasing occurs in late 1999. Business continuity plans have been developed to address the Company's approach for dealing with extended disruptions. In addition, "rapid response" teams are being established to respond to any issues that occur around the millennium. The Company has completed its analysis and has contingency plans in place.

The costs of the Company's Year 2000 efforts are based upon management's best estimates, which are derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. The Company currently estimates it will spend between $160 and $175 million over the life of the program and that approximately 80 percent to 85 percent of the anticipated costs were incurred by September 30, 1999. Expenses associated with addressing the Year 2000 issues are being recognized as incurred.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. In addition, higher than normal purchasing of the Company's products during the fourth quarter of 1999 could result in localized inventory imbalances in the supply chain resulting in the Company's temporary inability to allocate product to where it is needed. Due to the uncertainty inherent in the Year 2000 problem, the Company is unable to determine, at this time, whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations. The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem, and, in particular, about the Year 2000 compliance and readiness of its vendors, service suppliers and customers. The Company believes that, with the completion of the project as scheduled, the possibility of a material interruption of normal operations has been reduced.

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

The Company has created the capability to transact in both the euro and the legacy currency and will continue to address euro-related issues and their impact on information systems, currency exchange, rate risk, taxation, contracts, competition and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Any costs of compliance associated with the adoption of the euro will be expensed as incurred and the Company does not expect these costs to be material to its results of operations, financial condition or liquidity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

PRICING LITIGATION

Reference is made to the discussion of the retail pharmacy litigation, "In re Brand Name Prescription Drugs Antitrust Litigation (MDL No.997)" and related cases, contained in the Legal Proceedings portions of the Company's Form 10-K for the year ended December 31, 1998, Form 10-Q for the quarter ended March 31, 1999, and Form 10-Q for the quarter ended June 30, 1999. Settlement in a state court case in Tennessee has been approved and the case dismissed; a state court case in another district in Tennessee is still pending.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this Report:

	4.	Form of Indenture between Lilly del Mar, Inc. and Citibank, N.A., Trustee, dated August 5, 1999, relating to Resettable Coupon Capital Securities due 2029 and Floating Rate Capital Securities due 2029

	11.	Statement re: Computation of Earnings Per Share

	12.	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

	27.	Financial Data Schedule

	99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the third quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY (Registrant)

Date	November 12, 1999	S/Alecia A. DeCoudreaux Alecia A. DeCoudreaux Secretary and Deputy General Counsel

Date	November 12, 1999	S/Arnold C. Hanish Arnold C. Hanish Director, Corporate Accounting and Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

Exhibit
4.	Form of Indenture between Lilly del Mar, Inc. and Citibank, N.A., Trustee, dated August 5, 1999, relating to Resettable Coupon Capital Securities due 2029 and Floating Rate Capital Securities due 2029*
11.	Statement re: Computation of Earnings Per Share
12.	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges
27.	Financial Data Schedule (EDGAR filing only)
99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

*	This Exhibit is not filed with this Report. Copies will be furnished to the Securities and Exchange Commission upon request.