Form 10-K
period 1999-12-31
LILLY ELI & CO
filed 2000-03-30
CIK 59478

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 1999

Commission file number 001-6351

Eli Lilly and Company

An Indiana corporation
I.R.S. employer number 35-0470950

Address: Lilly Corporate Center, Indianapolis, Indiana 46285

Telephone number, including area code: (317) 276-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	New York and Pacific Stock Exchanges
Preferred Stock Purchase Rights	New York and Pacific Stock Exchanges
8 [1] /8% Notes Due December 1, 2001	New York Stock Exchange
8 [3] /8% Notes Due December 1, 2006	New York Stock Exchange
6.57% Notes Due January 1, 2016	New York Stock Exchange
7 [1] /8% Notes Due June 1, 2025	New York Stock Exchange
6.77% Notes Due January 1, 2036	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes  X          No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant ’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

           Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 15, 2000 (Common Stock): $56,399,202,838.

           Number of shares of common stock outstanding as of February 15, 2000: 1,092,565,591.

           Portions of the following documents have been incorporated by reference into this report:

Registrant ’s Document	Parts Into Which Incorporated
Annual Report to Shareholders for fiscal year ended December 31, 1999	Parts I, II, and IV
Proxy Statement dated March 3, 2000	Part III

PART 1

Item 1. Business

           Eli Lilly and Company (the “Company” or “Registrant”, which may be referred to as “we”, “us”, or “our”) was incorporated in 1901 in Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. We discover, develop, manufacture, and sell products in one significant business segment —pharmaceutical products. Operations of our animal health business segment are not material to our financial statements. We manufacture and distribute our products through owned or leased facilities in the United States, Puerto Rico, and 28 other countries. Our products are sold in approximately 160 countries.

           Most of the products we sell today were discovered or developed by our own scientists, and our success depends to a great extent on our ability to continue to discover and develop innovative new pharmaceutical products. We direct our research efforts primarily toward the search for products to diagnose, prevent and treat human diseases. We also conduct research to find products to treat diseases in animals and to increase the efficiency of animal food production.

           In January 1999, we completed the sale of our PCS Health Systems business, which provided pharmacy benefit management services in the United States.

Financial Information Relating to Business Segments and Classes of Products

           You can find financial information relating to our business segments and classes of products in our 1999 Annual Report at pages 27-28 under “Segment Information” (pages 15-16 of Exhibit 13 to this Form 10-K). That information is incorporated into this Report by reference.

           The relative contribution of any particular product to our consolidated net sales changes from year to year. In addition, the contribution of any particular product to net income is not necessarily the same as its contribution to consolidated net sales. This is due to several factors, including the introduction of new products by us and by other manufacturers.

Products and Services

Pharmaceutical Products

           Our pharmaceutical products include:

           Neuroscience products, our largest-selling product group, including Prozac®, indicated for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder; Zyprexa®, a product for the treatment of schizophrenia and acute bipolar mania; the Darvon® line of analgesic products; and Permax®, a treatment for Parkinson’s disease;

           Endocrine products, including Humulin®, human insulin produced through recombinant DNA technology; Humalog®, a rapid-acting injectable human insulin analog of recombinant DNA origin; Iletin®, animal-source insulin; ACTOS®, an oral agent for Type 2 diabetes that is manufactured and sold by Takeda Chemical Industries, Inc. of Japan and co-promoted by us in the U.S. and certain other countries; Evista®, a selective estrogen receptor modulator product for the prevention and treatment of osteoporosis in post-menopausal women; and Humatrope®, human growth hormone produced by recombinant DNA technology;

           Anti-infectives, including the oral antibiotics Ceclor® (cefaclor), Keflex®, Keftab®, and Lorabid®, used in the treatment of a wide range of bacterial infections; Vancocin® HCl, an injectable antibiotic used primarily to treat staphylococcal infections; the oral macrolide antibiotic Dynabac®; the injectable cephalosporin antibiotics Tazidime ®, Kefurox®, and Kefzol®, used to treat a wide range of bacterial infections in the hospital setting; and Nebcin®, an injectable aminoglycoside antibiotic used in hospitals to treat various infections caused by staphylococci and Gram-negative bacteria;

            Cardiovascular agents, including ReoPro®, a monoclonal antibody product developed and manufactured by Centocor, Inc. and co-marketed by Centocor and us for use as an adjunct to percutaneous coronary intervention (“PCI”), including patients undergoing angioplasty, atherectomy or stent placement and patients with unstable angina who are not responding to conventional medical therapy when PCI is planned within 24 hours; Dobutrex®, an agent for cardiac decompensation; and Cynt™, marketed outside the United States for treatment of hypertension;

           Oncology products, including Gemzar®, indicated for treatment of advanced or metastatic pancreatic cancer and, in combination with other agents, for treatment of non-small-cell lung cancer; Oncovin®, indicated for treatment of acute leukemia and, in combination with other oncolytic agents, for treatment of several different types of advanced cancers; Velban®, used in a variety of malignant neoplastic conditions; and Eldisine®, indicated for treatment of acute childhood leukemia resistant to other drugs; and

An antiulcer agent, Axid ®.

Animal Health Products

           Animal health products include Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry and to improve feed efficiency and growth; Rumensin®, a cattle feed additive that improves feed efficiency and growth; Coban®, Monteban® and Maxiban®, anticoccidial agents for use in poultry; Apralan®, an antibiotic used to control enteric infections in calves and swine; Micotil® and Pulmotil®, antibiotics used to treat respiratory disease in cattle and swine, respectively; and Surmax® (sold as Maxus ® in some countries), a performance enhancer for swine and poultry.

Marketing

           We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local needs.

Pharmaceuticals —United States

           In the United States, we distribute pharmaceutical products principally through approximately 200 independent wholesale distributing outlets. Our marketing policy is designed to assure that products are immediately available to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Three wholesale distributors in the United States accounted for approximately 18%, 15%, and 13%, respectively, of our consolidated net sales in 1999. No other distributor accounted for more than 10% of consolidated net sales. We also sell pharmaceutical products directly to the United States government and other manufacturers, but those direct sales are not material to consolidated net sales.

           Salaried sales representatives promote our major pharmaceutical products in the United States under the Lilly and Dista trade names. These sales representatives call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. To support our sales representatives’ efforts, we advertise in medical and drug journals, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the United States. Divisions of our sales force are dedicated to product lines or practice areas, such as primary care, neuroscience, diabetes care, cardiovascular, endocrinology, and oncology. We have entered into licensing arrangements under which other companies market certain products manufactured by the Company, such as Ceclor CD, Dynabac, Keftab, and Permax. Most recently, in September 1999 we sold the rights to market Lorabid in the United States and Puerto Rico to King Pharmaceuticals, Inc.

           Large purchasers of pharmaceuticals, such as managed-care groups and government and long-term care institutions, now account for a significant portion of total pharmaceutical purchases in the United States. We have created special sales groups to service managed-care organizations, government and long-term care institutions, hospital contract administrators, and certain retail pharmacies. In response to competitive pressures, we have entered into arrangements with a number of these organizations providing for discounts or rebates on one or more Company products or other cost-sharing arrangements.

Pharmaceuticals —Outside the United States

           Outside the United States, we promote our pharmaceutical products primarily through salaried sales representatives. While the products marketed vary from country to country, neuroscience products constitute the largest single group in total sales. Distribution patterns vary from country to country. In most countries, we maintain our own sales and distribution organizations. In some countries, however, we market our products through joint ventures or independent distributors.

Animal Health Products

           Our Elanco Animal Health business unit employs field salespeople throughout the United States to market animal health products. Elanco also has an extensive sales force outside the United States to market its animal health products. Elanco sells its products primarily to wholesale distributors.

Raw Materials

           Most of the principal materials we use in our manufacturing operations are chemical, plant, and animal products that are available from more than one source. We obtain certain raw materials principally from only one source. If we were unable to obtain certain materials from present sources, we could experience an interruption in production until we established new sources or, in some cases, implemented alternative processes.

           The major portion of our sales abroad are of products manufactured wholly or in part abroad. However, a principal source of active ingredients for those manufactured products continues to be our facilities in the United States.

Patents, Trademarks, and Other Intellectual Property Rights

           Intellectual property protection is, in the aggregate, material to our ability to successfully commercialize our life sciences innovations. We own, have applied for, or are licensed under, a substantial number of patents, both in the United States and in other countries, relating to products, product uses, formulations, and manufacturing processes. There is no assurance that the patents we are seeking will be granted or that the patents we have been granted would be found valid if challenged. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from successfully marketing alternative products that might successfully compete with our patented products.

           Outside the United States, the standard of intellectual property protection for pharmaceuticals varies widely. While many countries have reasonably strong patent laws, other countries provide little or no effective protection for inventions or other intellectual property rights. In recent years, intellectual property protection has been strengthened in some countries because of the adoption of international agreements such as the new World Trade Agreement, and we believe further improvements are possible. It is too soon to assess how much we will benefit commercially from these changes.

           When a product patent expires, the patent holder often loses effective market exclusivity for the product. This can result in very substantial reductions in sales of the patented product, particularly in the United States. However, in some cases the innovator company can obtain additional commercial benefits through manufacturing trade secrets; later-expiring patents on processes, uses, or formulations; trademark use; or marketing exclusivity that may be available under pharmaceutical regulatory laws.

           We consider patent protection for certain products, processes, and uses—particularly that relating to Prozac, Zyprexa, Axid, Humalog, ReoPro, Gemzar, and Evista—to be important to our operations.

            The United States compound patent covering Prozac expires in February 2001 and a patent for the method of use of the compound expires in December 2003. See “Legal Proceedings” at page 10 for a discussion of certain litigation involving those two patents. We are also eligible to receive an additional six months of marketing exclusivity for Prozac in the U.S. under the terms of the Food and Drug Administration Modernization Act of 1997 (“FDAMA ”). Under this law we are conducting clinical studies of Prozac in pediatric populations under a written request of the FDA. To obtain exclusivity, we must submit a report on these studies and the FDA must determine that the studies have been conducted in accordance with the written request, commonly accepted scientific principles and protocols, and the requirements of FDAMA. Outside the United States, Prozac patents generally either have expired or will expire over the next several years.

           Other U.S. compound patent expirations include Axid, 2002; Zyprexa, 2011; Humalog, 2013; and ReoPro, 2015. The Gemzar compound patent in the U.S. expires in 2010, but a use patent covering treatment of neoplasms with Gemzar is in force until 2012. We hold a number of U.S. patents covering Evista and its approved uses in osteoporosis prevention and treatment that we believe can provide us exclusivity in the United States until at least 2012.

           Worldwide, we sell all of our major products under trademarks that we consider in the aggregate to be important to our operations. Trademark protection varies throughout the world, with protection continuing in some countries as long as the mark is used, and in other countries as long as it is registered. Registrations are normally for fixed but renewable terms.

           We also grant licenses under our patents, trademarks, and know-how, and we manufacture and sell products and use technology and know-how under licenses from others. The amount of royalties paid and received were not material.

Competition

           Our pharmaceutical products compete with products manufactured by many other companies in highly competitive markets throughout the world. Our animal health products compete on a worldwide basis with products of pharmaceutical, chemical, and other companies that operate animal health divisions or subsidiaries.

           Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, service, and research and development of new products and processes. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. When we introduce new products with patent protection, they usually must compete with other products already on the market at the time or products that are later developed by competitors. Manufacturers of generic products typically invest far less in research and development than research-based pharmaceutical companies; accordingly, they are able to price their products significantly lower than branded products. Therefore, when a branded product loses its market exclusivity, it often faces intense price competition from generic forms of the product. In many countries outside the United States, patent protection is weak or nonexistent. In order for us to successfully compete for business with managed care and pharmacy benefits management organizations, we must demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.

           We believe our long-term competitive position depends upon our success in discovering and developing innovative products that serve unmet medical needs and are cost-effective, together with our ability to manufacture the products efficiently and to effectively market them in a highly competitive environment. There can be no assurance that our research and development efforts will result in commercially successful products or that our products or processes will not become outmoded from time to time as a result of products or processes developed by our competitors.

Government Regulation

           For many years our operations have been regulated extensively by the federal government, to some extent by state governments, and in varying degrees by foreign governments. The Federal Food, Drug, and Cosmetic Act, other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern to varying degrees the testing, approval, production, labeling, distribution, post-market surveillance, advertising, dissemination of information, and promotion of our products. The lengthy process of laboratory and clinical testing, data analysis, and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, and distribution of pharmaceutical products are extensively regulated in all major world markets. In addition, our operations are subject to complex federal, state, local, and foreign environmental and occupational safety laws and regulations. We anticipate that the laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time, and expense and significant capital investment.

           In the United States, the Omnibus Budget Reconciliation Act of 1990 requires us to provide rebates to state governments on their purchases of certain of our products under state Medicaid programs. Other cost containment measures have been adopted or proposed by federal, state, and local government entities that provide or pay for health care. In most international markets, we operate in an environment of government-mandated cost containment programs, which may include price controls, discounts and rebates, restrictions on physician prescription levels, restrictions on reimbursement, compulsory licenses and generic substitution.

           We expect that governments inside and outside the United States will continue to propose and/or adopt a variety of measures to contain health care costs, including pharmaceutical costs. Some of these measures could adversely affect our business. As an example, there are a number of legislative proposals in the United States at both the state and federal levels intended to provide greater access to drugs for elderly and low-income Americans. Some of these proposals would, directly or indirectly, impose governmental controls on the prices at which our products are sold. Outside the United States, some proposals would either directly or indirectly impose additional price controls or reduce the value of our intellectual property protection. We cannot predict whether such proposals will be adopted or the extent to which our business may be affected by these or other potential future legislative or regulatory developments.

Research and Development

           Our commitment to research and development dates back more than 100 years. Our research and development activities are responsible for the discovery or development of most of the products we offer today. We invest heavily in research and development, which we believe is critical to our long-term competitiveness. At the end of 1999, we employed approximately 6,050 people, including a substantial number who are physicians or scientists holding graduate or postgraduate degrees or highly skilled technical personnel, in pharmaceutical and animal health research and development activities. We expended $1.37 billion on research and development activities in 1997, $1.74 billion in 1998, and $1.78 billion in 1999.

           Our research is concerned primarily with the effects of synthetic chemicals and natural products on biological systems. We apply the results of that research to develop products to treat diseases in humans and animals, with the primary effort devoted to human pharmaceutical products. We concentrate our pharmaceutical research and development efforts in five therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes and osteoporosis; infectious diseases; cancer; and cardiovascular diseases. However, we remain opportunistic; therefore, we selectively pursue promising leads in other therapeutic areas. We are actively engaged in biotechnology research programs involving recombinant DNA, proteins, and genomics (the development of therapeutics through identification of disease-causing genes and their cellular function). In addition to discovering and developing new chemical entities, we seek to expand the value of existing products through new uses and formulations.

           To supplement our internal efforts, we sponsor and fund research and development by independent organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and we contract with others for the performance of research in their facilities. We use the services of physicians, hospitals, medical schools, and other research organizations worldwide to establish through clinical evidence the safety and effectiveness of new products. We actively seek out investments in external research and technologies that hold the promise to complement and strengthen our own research efforts. These investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, joint ventures, and acquisitions.

           We also conduct extensive work in the animal sciences, including animal nutrition and physiology and veterinary medicine. Certain of our research and development activities relating to pharmaceutical products may be applicable to animal health products. An example is the search for agents that will cure infectious disease.

           Drug development is time-consuming, expensive, and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take more than ten years. Candidates can fail at any stage of the process, and even late-stage product candidates could fail to receive regulatory approval. We believe our investments in research, both internally and in collaboration with others, have been rewarded by the number of new pharmaceutical compounds and indications in all stages of development. Among our new investigational compounds in the later stages of development are potential therapies for depression, various cancers, diabetic complications, osteoporosis, infectious diseases, sepsis, stroke, male erectile dysfunction, and attention deficit/hyperactivity disorder. Further, we are studying many other compounds in the earlier stages of development. We are also developing new uses and formulations for many of our important products, such as Prozac, Zyprexa, Gemzar, ReoPro, Humalog, and Evista.

Quality Assurance

           Our success depends in great measure upon customer confidence in the quality of our products and in the integrity of the data that support their safety and effectiveness. The quality of our products arises from the total commitment to quality in all parts of our operations, including research and development, purchasing, facilities planning, manufacturing, and distribution. We have developed quality-assurance procedures relating to the quality and integrity of scientific information and production processes.

           Control of production processes involves rigid specifications for ingredients, equipment, facilities, manufacturing methods, packaging materials, and labeling. We perform tests at various stages of production processes and on the final product to assure that the product meets all regulatory requirements and our standards. These tests may involve chemical and physical chemical analyses, microbiological testing, testing in animals, or a combination. Additional assurance of quality is provided by a corporate quality-assurance group that monitors existing pharmaceutical and animal health manufacturing procedures and systems in the parent company, subsidiaries, and affiliates.

Executive Officers of the Company

           The following table sets forth certain information regarding our executive officers. All but one of the executive officers have been employed by the Company in executive or managerial positions during the last five years. Charles E. Golden joined the Company as Executive Vice President and Chief Financial Officer and was elected to the Board of Directors in March 1996. He previously had held a number of executive positions with General Motors Corporation (“GM ”) including Vice President of GM and Chairman and Managing Director of Vauxhall Motors Limited, a GM subsidiary in the United Kingdom, from 1993 to 1996, Vice President and Treasurer from 1992 to 1993, and Treasurer from 1989 to 1992.

           The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 17, 2000, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer of the Company and any other person pursuant to which the executive officer was selected.

Name	Age	Offices
Sidney Taurel	51	Chairman of the Board (since January 1999), President and Chief Executive Officer (since June 1998), and a Director

Charles E. Golden	53	Executive Vice President and Chief Financial Officer (since March 1996) and a Director

Gerhard N. Mayr	53	Executive Vice President, Pharmaceutical Operations (since October 1999)

August M. Watanabe, M.D.	58	Executive Vice President, Science and Technology (since February 1996) and a Director

Mitchell E. Daniels, Jr.	50	Senior Vice President, Corporate Strategy and Policy (since June 1998)

Rebecca O. Kendall	52	Senior Vice President and General Counsel (since June 1998)

Pedro P. Granadillo	52	Senior Vice President, Human Resources and Manufacturing (since June 1998)

John C. Lechleiter	46	Senior Vice President, Pharmaceutical Products (since June 1998)

Employees

           At the end of 1999, we employed approximately 31,300 people, including approximately 15,800 employees outside the United States. A substantial number of our employees have long records of continuous service.

Financial Information Relating to Foreign and Domestic Operations

           You can find financial information relating to foreign and domestic operations in the Company’s 1999 Annual Report at pages 27-28 under “Segment Information” (pages 15-16 of Exhibit 13). That information is incorporated in the Report by reference.

           To date, our overall operations abroad have not been significantly deterred by local restrictions on the transfer of funds from branches and subsidiaries located abroad, including the availability of dollar exchange. We cannot predict what effect these restrictions or the other risks inherent in foreign operations, including possible nationalization, might have on our future operations or what other restrictions may be imposed in the future. In addition, changing currency values can either favorably or unfavorably affect our financial position and results of operations. We actively manage foreign exchange risk through various hedging techniques including the use of foreign currency contracts.

Item 2. Properties

           Our principal domestic and international executive offices are located in Indianapolis. At December 31, 1999, we owned 12 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 9.6 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina and Mayaguez, Puerto Rico. We also lease sales offices in a number of cities located in the United States and abroad.

           We own production and distribution facilities in 18 countries outside the United States and Puerto Rico, containing an aggregate of approximately 4.4 million square feet of floor space. Major production sites include facilities in the United Kingdom, France, Spain, Ireland, Brazil, Mexico, and Italy. We lease production and warehouse facilities in Puerto Rico and 18 countries outside the United States.

            Our research and development facilities in the United States consist of approximately 4.0 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Our major research and development facilities abroad are located in Belgium, Germany, and the United Kingdom and contain approximately 525,000 square feet.

           We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3. Legal Proceedings

           Prozac Patent Litigation. In March 1996 we were informed by Barr Laboratories, Inc. (“Barr”), a generic pharmaceutical manufacturer, that it had submitted an abbreviated new drug application (“ANDA ”) to the U.S. FDA seeking to market a generic form of Prozac in the United States several years before the expiration of our patents. Barr has alleged that our U.S. patents covering Prozac are invalid and unenforceable. The compound patent expires in February 2001 and a patent for the method of use of the compound expires in December 2003. These patents are material to the Company.

           On April 11, 1996, we filed suit in the United States District Court for the Southern District of Indiana seeking a ruling that Barr’s challenge to our patents is without merit. In 1997, Geneva Pharmaceuticals, Inc. ( “Geneva”), another generic manufacturer, submitted a similar ANDA and, like Barr, asserted that our U.S. Prozac patents are invalid and unenforceable. On June 23, 1997, we sued Geneva in the same court seeking a similar ruling as in the Barr suit. The two suits were consolidated. On January 12, 1999, the trial court judge for the Southern District of Indiana granted partial summary judgment in our favor, dismissing the claims of Barr and Geneva based on the patent doctrines of “best mode” and “double patenting. ” On January 25, 1999 (the day trial was to have begun), Barr and Geneva agreed to abandon their remaining two claims (based on the patent doctrines of “anticipation” and “inequitable conduct”) in exchange for a payment of $4 million to be shared among Barr, Geneva, and a third defendant, Apotex, Inc. Barr, Geneva, and Apotex appealed the trial court’s January 12, 1999 rulings to the Court of Appeals for the Federal Circuit. The Court of Appeals held oral arguments on the appeal on March 8, 2000.

           In late 1998, three additional generic manufacturers, Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA, and Cheminor Drugs, Ltd. together with one of its subsidiaries filed ANDAs for generic forms of Prozac, asserting that our December 2003 patent is invalid and unenforceable. Finally, in January 1999, Novex Pharma, a division of Apotex, Inc. filed an ANDA asserting that both the 2001 and 2003 patents are invalid and unenforceable. We filed lawsuits in the United States District Court of the Southern District of Indiana seeking rulings that the four companies’ challenges to the patent(s) are without merit. In November 1999, we filed a lawsuit in federal court in Indiana against Cheminor Drugs and Schein Pharmaceuticals, Inc., based on their ANDA filing for an additional dosage form. A trial date of October 30, 2000, has been set for the cases involving Zenith, Teva, Cheminor, and Schein.

           We believe that the claims of the seven generic manufacturers are without merit and that we should be successful in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that we will prevail. An unfavorable outcome could have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

           Product Liability Litigation. We are currently a defendant in a variety of product liability litigation lawsuits involving primarily diethylstilbestrol ( “DES”) and Prozac. In approximately 85 actions, including several with multiple claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who ingested DES during pregnancy. In another approximately ten actions, plaintiffs seek to recover damages as a result of the ingestion of Prozac.

            Pricing Litigation. We have been named, together with numerous other U.S. prescription pharmaceutical manufacturers and in some cases wholesalers or distributors, as a defendant in a large number of related actions brought by retail pharmacies and consumers of prescription pharmaceuticals in the United States alleging violations of federal or state antitrust laws, or both, based on the practice of providing discounts or rebates to managed-care organizations and certain other purchasers. The federal cases have been consolidated or coordinated in the Northern District of Illinois as In re Brand Name Prescription Drugs Antitrust Litigation (MDL No. 997).

           The federal suits include a certified class action on behalf of a majority of retail pharmacies in the United States (the “Federal Class Action ”). The class plaintiffs allege an industrywide agreement in violation of the Sherman Act to deny favorable pricing on sales of brand-name prescription pharmaceuticals to certain retail pharmacies in the United States. The other federal suits (the “Federal Individual Actions”), brought as individual claims by several thousand pharmacies, allege price discrimination in violation of the Robinson-Patman Act as well as Sherman Act claims. The suits seek treble damages and injunctive relief against allegedly discriminatory pricing practices.

           In 1995, we and several other manufacturers agreed with the plaintiffs to settle the Federal Class Action. In addition, in 1997 and 1998 we reached settlements with two large groups of retail pharmacy and supermarket chains that were plaintiffs in the Federal Individual Actions. More recently, we have reached an agreement in principle to settle with approximately 3,800 of the Federal Individual Action plaintiffs. As a result of the various settlements, we have disposed of the claims of all but a few hundred of the U.S. retailers. With respect to the remaining Federal Individual Actions, the District Court has designated certain plaintiffs and defendants named in the individual suits (not including the Company) to participate in an initial trial or trials of the claims. No trial dates have been set. Robinson-Patman claims asserted in the Federal Individual Actions against nondesignated defendants, including the Company, are stayed.

           In addition, a number of related state court cases were filed. The state court suits typically seek money damages and injunctive relief against allegedly discriminatory pricing practices. Cases were brought in Alabama, California, Minnesota, Mississippi, and Wisconsin by retail pharmacies alleging violations of various state antitrust and pricing laws, purporting to be class actions on behalf of all retail pharmacies in those states. Settlements have been approved in Minnesota and Wisconsin and the cases in those states are now dismissed. Cases were also brought in state courts in Alabama, Arizona, California, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia, and Wisconsin that purport to be class actions on behalf of consumers of prescription pharmaceuticals, alleging violations of state antitrust, pricing or consumer protection laws. Settlements have been approved and the cases dismissed in all states except Alabama, New Mexico, North Dakota, South Dakota, Tennessee, and West Virginia.

           Other Matters. In March 1996, the Federal Trade Commission (“FTC”) commenced a non-public investigation focusing on the pricing practices described under “Pricing Litigation” above. We have responded to two subpoenas from the FTC requesting production of certain documents and other discovery responses. We believe that all of our actions have been lawful and proper and are cooperating with the investigation.

           We are also a defendant in other litigation, including product liability and patent suits, of a character regarded as normal to our business.

           While it is not possible to predict or determine the outcome of the legal actions and investigations pending against us, we believe that except as noted above, the costs associated with all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to our consolidated results of operations in any one accounting period.

Item 4. Submission of Matters to a Vote of Security Holders

           During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

PART II

Item 5. Market For the Company’s Common Stock and Related Stockholder Matters

           You can find information relating to the principal market for our common stock and related stockholder matters, in our 1999 Annual Report under “Selected Quarterly Data (unaudited),” at page 29 (pages 17-18 of Exhibit 13), and “Selected Financial Data (unaudited), ” at page 30 (pages 19-20 of Exhibit 13). That information is incorporated in this Report by reference.

Item 6. Selected Financial Data

           You can find selected financial data for each of our five most recent fiscal years in our 1999 Annual Report under “Selected Financial Data (unaudited), ” at page 30 (pages 19-20 of Exhibit 13). That information is incorporated in this Report by reference.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

           You can find management’s discussion and analysis of results of operations and financial condition in the following portions of the Company ’s 1999 Annual Report (found at pages 1-9 of Exhibit 13):

“Review of Operations—Sale of PCS Health-Care-Management Business” (page 16)

“Review of Operations—Operating Results From Continuing Operations —1999” (pages 16-19)

“Review of Operations—Operating Results From Continuing Operations —1998” (pages 19-21)

“Review of Operations—Discontinued Operations” (pages 21-22)

“Review of Operations—Financial Condition” (pages 22 and 24)

“Review of Operations—Year 2000 Readiness Disclosure” (page 24)

“Review of Operations—Euro Conversion” (pages 24-25)

“Review of Operations—Legal and Environmental Matters” (page 25)

“Review of Operations—Private Securities Litigation Reform Act of 1995 —a Caution Concerning Forward-Looking Statements” (page 25)

           The information referred to above is incorporated in this Report by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

           You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk and foreign currency exchange risk) in the Company’s 1999 Annual Report at “Review of Operations —Financial Condition” at page 22 (pages 6-7 of Exhibit 13). That information is incorporated in this Report by reference.

Item 8. Financial Statements and Supplementary Data

           You can find the consolidated financial statements of the Company and its subsidiaries in our 1999 Annual Report at pages 18, 23, 26, and 27 (Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Consolidated Statements of Comprehensive Income), pages 27-28 (Segment Information), and pages 31-45 (Notes to Consolidated Financial Statements) (together, pages 10-16 and 20-38 of Exhibit 13). You can find the Report of Independent Auditors at page 47 of the Annual Report (page 40 of Exhibit 13). All of the above information is incorporated in this Report by reference.

           Also incorporated by reference is information on quarterly results of operations, which can be found in our 1999 Annual Report under “Selected Quarterly Data (unaudited),” at page 29 (pages 17-18 of Exhibit 13).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

PART III

Item 10. Directors and Executive Officers of the Company

           You can find information relating to our Board of Directors in the Company’s Proxy Statement dated March 3, 2000 (the “Proxy Statement ”), under “Item 1. Election of Directors” at pages 4-7, and information relating to our executive officers at page 8 of this Form 10-K under “Executive Officers of the Company.” In addition, you can find information relating to certain filing obligations of directors and executive officers under the federal securities laws in the Proxy Statement under “Other Matters —Section 16(a) Beneficial Ownership Reporting Compliance” at page 31. All of that information is incorporated in this Report by reference.

Item 11. Executive Compensation

           You can find information on executive compensation in the Proxy Statement under “Directors’ Compensation”, “Executive Compensation ”, “Retirement Plan”, and “Change-in-Control Severance Pay Arrangements” at pages 13-22. That information is incorporated in this Report by reference, except that the Compensation Committee Report and Performance Graph are not so incorporated.

Item 12. Security Ownership of Certain Beneficial Owners and Management

           You can find information relating to ownership of the Company’s common stock by management and by persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock in the Proxy Statement under “Common Stock Ownership by Directors and Executive Officers,” at pages 11-12, and “Principal Holders of Common Stock,” at page 12. That information is incorporated in this Report by reference.

Item 13. Certain Relationships and Related Transactions

           None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a) 1. Financial Statements

           The following consolidated financial statements of the Company and its subsidiaries, included in the Company’s 1999 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8:

Consolidated Statements of Income—Years Ended December 31, 1999, 1998, and 1997 (page 18) (page 10 of Exhibit 13)

Consolidated Balance Sheets—December 31, 1999 and 1998 (page 23) (pages 11-12 of Exhibit 13)

Consolidated Statements of Cash Flows—Years Ended December 31, 1999, 1998, and 1997 (page 26) (page 13 of Exhibit 13)

Consolidated Statements of Comprehensive Income—Years Ended December 31, 1999, 1998, and 1997 (page 27) (page 14 of Exhibit 13)

Segment Information (pages 27-28) (pages 15-16 of Exhibit 13)

Notes to Consolidated Financial Statements (pages 31-45) (pages 21-38 of Exhibit 13)

            (a) 2. Financial Statement Schedules

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

           (a) 3. Exhibits

3.1	Amended Articles of Incorporation

3.2	By-laws

4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Norwest Bank Minnesota, N.A., as Successor Rights Agent

4.2	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

4.3	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

4.4	Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8 [3] /8% Notes Due February 7, 2005(1)

4.5	Form of Indenture with respect to Capital Securities dated August 5, 1999 between Lilly del Mar, Inc. and Citibank, N.A., as Trustee(1)

4.6	Form of Resettable Coupon Capital Security due 2029 of Lilly del Mar, Inc.(1)

4.7	Form of Floating Rate Capital Security due 2029 of Lilly del Mar, Inc.(1)

10.1	1989 Lilly Stock Plan, as amended(2)

10.2	1994 Lilly Stock Plan, as amended(2)

10.3	1998 Lilly Stock Plan(2)

10.4	The Lilly Deferred Compensation Plan, as amended(2)

10.5	The Lilly Directors’ Deferral Plan, as amended(2)

10.6	The Eli Lilly and Company EVA® Bonus Plan, as amended(2),(3)

10.7	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended(2)

12.	Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

13.	Annual Report to Shareholders for the Year Ended December 31, 1999 (portions incorporated by reference into this Form 10-K)

21.	List of Subsidiaries

23.	Consent of Independent Auditors

27.	Financial Data Schedule for the Year Ended December 31, 1999

99.	Cautionary Statement under Private Securities Litigation Reform Act of 1995 —“Safe Harbor” for Forward-Looking Disclosures

(1)	This exhibit is not filed with this Report. Copies will be furnished to the Securities and Exchange Commission upon request.

(2)	Indicates management contract or compensatory plan.

(3)	EVA® is a registered trademark of Stern Stewart & Co.

           (b) Reports on Form 8-K

           The Company filed no reports on Form 8-K during the fourth quarter of 1999.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY

/S / SIDNEY TAUREL
By
Sidney Taurel,
Chairman of the Board,
President and Chief Executive Officer

March 24, 2000

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/S / SIDNEY TAUREL (Sidney Taurel)	Chairman of the Board, President, Chief Executive Officer, and a Director (principal executive officer)

/S / CHARLES E. GOLDEN (Charles E. Golden)	Executive Vice President, Chief Financial Officer, and a Director (principal financial officer)

/S / ARNOLD C. HANISH (Arnold C. Hanish)	Chief Accounting Officer (principal accounting officer)

/S / STEVEN C. BEERING , M.D. (Steven C. Beering, M.D.)	Director

/S / KAREN N. HORN (Karen N. Horn, Ph.D.)	Director

/S / ALFRED G. GILMAN , M.D., PH .D. (Alfred G. Gilman, M.D., Ph.D.)	Director

/S / KENNETH L. LAY , PH .D. (Kenneth L. Lay, Ph.D.)	Director

/S / FRANKLYN G. PRENDERGAST , M.D., PH .D. (Franklyn G. Prendergast, M.D., Ph.D.)	Director

/S / KATHI P. SEIFERT (Kathi P. Seifert)	Director

/S / AUGUST M. WATANABE , M.D. (August M. Watanabe, M.D.)	Director

/S / ALVA O. WAY (Alva O. Way)	Director

TRADEMARKS USED IN THIS REPORT

           Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this Report, appear with an initial capital and are followed by the symbol ® or ™, as applicable. In subsequent uses of the marks in the Report, the symbols are omitted.
INDEX TO EXHIBITS

           The following documents are filed as part of this report:

Exhibit		Location
3.1	Amended Articles of Incorporation	Incorporated by reference from Exhibit 3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998

3.2	By-laws	Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-90397

4.1	Rights Agreement dated as of July 20, 1988, between Eli Lilly and Company and Norwest Bank Minnesota, N.A., as Successor Rights Agent	Incorporated by reference from Exhibit 1 to the Company’s Report on Form 8-K filed July 23, 1998

4.2	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration No. 33-38347

4.3	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on February 1, 1991	Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Registration No. 33-38347

4.4	Form of Fiscal and Paying Agency Agreement dated February
7, 1995, between Eli Lilly and Company and Citibank, N.A.,
Fiscal and Paying Agent, including forms of Notes, relating to
8 [3] /8% Notes Due February 7, 2005
*

4.5	Form of Indenture with respect to Capital Securities dated August 5, 1999, between Lilly del Mar, Inc. and Citibank, N.A., as Trustee	*

4.6	Form of Resettable Coupon Capital Security due 2029 of Lilly del Mar, Inc.	*

4.7	Form of Floating Rate Capital Security due 2029 of Lilly del Mar, Inc.	*

10.1	1989 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1993

10.2	1994 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1996

10.3	1998 Lilly Stock Plan	Incorporated by reference from Exhibit A to the Company’s proxy statement dated March 4, 1998

Exhibit		Location
10.4	The Lilly Deferred Compensation Plan, as amended	Incorporated by reference from Exhibit 10.4 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1994

10.5	The Lilly Directors’ Deferral Plan, as amended	Attached

10.6	The Eli Lilly and Company EVA® Bonus Plan, as amended	Incorporated by reference from Exhibit 10.6 to the Company’s Report on Form 10-K for the year ended December 31, 1998

10.7	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees	Incorporated by reference from Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 1998

12.	Computation of Ratio of Earnings to Fixed Charges	Attached

13.	Annual Report to Shareholders for the Year Ended December 31, 1999 (portions incorporated by reference in this Form 10-K)	Attached

21.	List of Subsidiaries	Attached

23.	Consent of Independent Auditors	Attached

27.	Financial Data Schedule for the Year Ended December 31, 1999	EDGAR filing only

99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures	Attached

*Not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.