Form 10-Q
period 2000-03-31
LILLY ELI & CO
filed 2000-05-12
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2000

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

Yes	X	No

The number of shares of common stock outstanding as of April 30, 2000:

Class	Number of Shares Outstanding
Common	1,129,353,265

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended March 31,
	2000	1999

	(Dollars in millions except per-share data)
Net sales	$2,451.1	$2,255.6

Cost of sales	508.7	493.5
Research and development	458.5	413.1
Marketing and administrative	688.3	592.9
Asset impairment and other site charges	—	61.4
Interest expense	46.8	43.9
Other (income) expense - net	(273.7)	107.3

	1,428.6	1,712.1

Income from continuing operations before income taxes	1,022.5	543.5
Income taxes	177.0	92.1

Income from continuing operations	845.5	451.4
Income from discontinued operations, net of tax	—	174.3

Net income	$845.5	$625.7

EARNINGS PER SHARE - BASIC:
Income from continuing operations	$.78	$.41
Income from discontinued operations	—	.16

Net income	$.78	$.57

EARNINGS PER SHARE - DILUTED:
Income from continuing operations	$.77	$.40
Income from discontinued operations	—	.16

Net income	$.77	$.56

Dividends paid per share	$.26	$.23

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
Eli Lilly and Company and Subsidiaries

	March 31, 2000	December 31, 1999

	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,797.8	$3,700.4
Short-term investments	37.0	135.6
Accounts receivable, net of allowances for doubtful amounts of $77.9 (2000) and $79.9 (1999)	1,388.0	1,443.2
Other receivables	256.7	399.6
Inventories	899.6	899.6
Deferred income taxes	213.0	240.3
Prepaid expenses	360.7	236.8

TOTAL CURRENT ASSETS	6,952.8	7,055.5

OTHER ASSETS
Prepaid retirement	743.3	741.1
Investments	291.5	180.3
Goodwill and other intangibles, net of allowances for amortization of $108.3 (2000) and $107.6 (1999)	110.0	118.6
Sundry	650.1	748.2

	1,794.9	1,788.2

PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	7,371.8	7,347.3
Less allowances for depreciation	3,425.4	3,365.8

	3,946.4	3,981.5

	$12,694.1	$12,825.2

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$51.8	$241.5
Accounts payable	395.0	445.5
Employee compensation	273.2	489.3
Dividends payable	—	283.0
Income taxes payable	1,544.3	1,445.3
Other liabilities	962.0	1,030.8

TOTAL CURRENT LIABILITIES	3,226.3	3,935.4

LONG-TERM DEBT	2,783.1	2,811.9
DEFERRED INCOME TAXES	81.7	137.0
RETIREE MEDICAL BENEFIT OBLIGATION	111.0	115.7
OTHER NONCURRENT LIABILITIES	833.6	812.2

	3,809.4	3,876.8

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS' EQUITY
Common stock	681.3	682.0
Retained earnings	5,717.5	4,985.6
Deferred costs-ESOP	(139.0)	(139.9)
Accumulated other comprehensive income	(494.6)	(406.4)

	5,765.2	5,121.3
Less cost of common stock in treasury	106.8	108.3

	5,658.4	5,013.0

	$12,694.1	$12,825.2

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Eli Lilly and Company and Subsidiaries

	Three Months Ended March 31,
	2000	1999

	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$845.5	$625.7
Adjustments to Reconcile Net Income to Cash
Flows from Operating Activities:
Changes in operating assets and liabilities	(91.8)	(710.0)
Depreciation and amortization	116.2	112.4
Change in deferred taxes	(14.4)	(2.1)
Gain related to sale of Kinetra, net of tax	(214.4)	—
Gain related to sale of PCS, net of tax	—	(174.3)
Asset impairment, net of tax	—	39.9
Other, net	(30.9)	(.8)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	610.2	(109.2)

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(110.0)	(84.7)
Purchase of investments	(139.7)	(2.9)
Proceeds from sale of investments	452.2	104.2
Other, net	(22.9)	(55.3)
Proceeds from sale of PCS	—	1,600.0

NET CASH PROVIDED BY INVESTING ACTIVITIES	179.6	1,561.3

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(282.2)	(251.6)
Purchase of common stock and other capital transactions	(241.8)	(399.2)
Issuances under stock plans	44.7	149.5
Net change in short-term borrowings	(188.4)	(21.1)
Net repayments of long-term debt	(6.0)	(.2)

NET CASH USED FOR FINANCING ACTIVITIES	(673.7)	(522.6)

Effect of exchange rate changes on cash and cash equivalents	(18.7)	(20.8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	97.4	908.7

Cash and cash equivalents at January 1	3,700.4	1,495.7

CASH AND CASH EQUIVALENTS AT MARCH 31	$3,797.8	$2,404.4

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Eli Lilly and Company and Subsidiaries

	Three Months Ended March 31,
	2000	1999

	(Dollars in millions)

Net income	$845.5	$625.7

Other comprehensive income (loss)[1]	(88.2)	(142.6)

Comprehensive income	$757.3	$483.1

[1]	The significant component of other comprehensive income was a loss of $69.9 million from foreign currency translation adjustments for the three months ended March 31, 2000, as compared to a loss of $134.2 million for the three months ended March 31, 1999.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

The company operates in one significant business segment - pharmaceutical products. Operations of the animal health business are not material and share many of the same economic characteristics as pharmaceutical products. The company's business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the first quarters of 2000 and 1999 was approximately $45 million and $40 million, respectively.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the first quarters of 2000 and 1999 were as follows:

	Three Months Ended March 31,
	2000	1999

	(Dollars in millions)
Net sales - to unaffiliated customers
Neurosciences	$1,104.2	$1,044.7
Endocrinology	575.2	393.2
Anti-infectives	233.0	270.5
Cardiovascular	158.0	150.6
Animal health	155.4	146.6
Oncology	141.3	121.2
Gastrointestinal	67.9	111.5
Other pharmaceuticals	16.1	17.3

Net sales	$2,451.1	$2,255.6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, that are necessary for a fair statement of the results of operations for the periods shown. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

CONTINGENCIES

Barr Laboratories, Inc. (Barr), and Geneva Pharmaceuticals, Inc. (Geneva), have each submitted an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic forms of Prozac before the expiration of the company's patents. The ANDAs assert that two U.S. patents held by Lilly covering Prozac are invalid and unenforceable. The company filed suit against Barr and Geneva in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. On January 12, 1999, the trial court granted summary judgment in favor of Lilly on two of the four claims raised by Barr and Geneva against Lilly's patents. That decision has been appealed, and oral arguments on the appeal were heard on March 8, 2000. On January 25, 1999, Barr and Geneva dismissed their other two claims in exchange for a $4 million payment, which Barr and Geneva will share with a third defendant.

In late 1998, three additional generic pharmaceutical companies, Zenith Goldline Pharmaceuticals, Inc.; Teva Pharmaceuticals USA; and Cheminor Drugs, Ltd., together with one of its subsidiaries, filed ANDAs for generic forms of Prozac, asserting that the later of the two patents (expiring in December 2003) is invalid and unenforceable. In early 1999, Novex Pharma, a division of Apotex, Inc., changed its previously-filed ANDA to assert that both the 2001 and 2003 patents are invalid and unenforceable. Lilly has filed suits against the four companies in federal court in Indianapolis. In November 1999, Lilly filed a lawsuit against Cheminor Drugs and Schein Pharmaceuticals, Inc., based on their ANDA filing for an additional dosage form. A trial date of October 30, 2000, has now been set for these cases. In March 2000, another generic company, Alphapharm Pty., Ltd., filed an ANDA challenging the company's patents. In April 2000, Barr notified the company that it filed a second ANDA for an additional dosage form. While the company believes that the claims of all these generic companies are without merit, there can be no assurance that the company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the company's consolidated financial position, liquidity, and results of operations.

The company has been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol (DES) and Prozac. The company has accrued for its estimated exposure with respect to all current product liability claims. In addition, the company has accrued for claims incurred, but not filed, to the extent the company can formulate a reasonable estimate of their costs. The company's estimates of these expenses are based primarily on historical claims experience and data regarding product usage. The company expects the cash amounts related to the accruals to be paid out over the next several years. The majority of costs associated with defending and disposing of these suits are covered by insurance. The company's estimate of insurance recoverables is based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among its insurance carriers.

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, the company has been designated as one of several potentially responsible parties with respect to fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. The company also continues remediation of certain of its own sites. The company has accrued for estimated Superfund cleanup costs, remediation, and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to payment of those costs. The company has reached a settlement with its primary liability insurance carrier providing for coverage for certain environmental liabilities and has instituted litigation seeking coverage from certain excess carriers.

The environmental liabilities and litigation accruals have been reflected in the company's consolidated condensed balance sheet at the gross amount of approximately $160.9 million at March 31, 2000. Estimated insurance recoverables of approximately $123.1 million at March 31, 2000, have been reflected as assets in the consolidated balance sheet.

While it is not possible to predict or determine the outcome of the patent, product liability, antitrust, or other legal actions brought against the company or the ultimate cost of environmental matters, the company believes that, except as noted above, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

EARNINGS PER SHARE

All per share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on weighted average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options).

ACCOUNTING CHANGES

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Statement 133 was amended in June 1999 and is now required to be adopted in years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The company will adopt Statement 133 on January 1, 2001. The statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness (the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item) will be immediately recognized in earnings. The company has determined that adopting Statement 133 and applying it to the company's interest rate derivatives will not have a material effect on the earnings and financial position of the company based on the interest rate derivatives owned by the company at December 31, 1999. The effect of applying Statement 133 to the company's foreign currency derivative instruments cannot be determined at this time as the company is still evaluating what changes, if any, should be made to its foreign currency hedging program in light of the requirements of Statement 133.

DISCONTINUED OPERATIONS

In November 1998, the company signed a definitive agreement for Rite Aid Corporation to acquire PCS, the company's health-care-management subsidiary, for $1.60 billion in cash. The transaction closed on January 22, 1999, and generated a gain of $174.3 million ($.16 per share), net of $8.7 million tax benefit, in the first quarter of 1999. The results of operations from PCS prior to the close of the sale were not material, and have been classified as discontinued operations in the consolidated condensed statements of income. UNUSUAL ITEMS

During the first quarter of 2000, the company sold its interest in Kinetra LLC, a joint venture between the company and EDS, to Healtheon/WebMD Corporation (Healtheon) in exchange for shares of Healtheon common stock. A gain of $214.4 million was recognized on the combined effect of the transaction and the subsequent sale of the majority of those shares of Healtheon stock. The gain is included in other income (expense) in the consolidated condensed statement of income.

During the fourth quarter of 1999, the company realized an estimated $91 million of sales as a result of year-2000-related wholesaler buying that normally would have been realized during the first quarter of 2000.

During the first quarter of 1999, the company recognized a pretax charge of $150.0 million, which resulted from a contribution made to Eli Lilly and Company Foundation, the non-profit foundation through which the company makes charitable contributions. The charge for the contribution has been included in other income (expense) in the consolidated condensed statement of income.

During the first quarter of 1999, the company also recognized a pretax asset impairment charge of $61.4 million to adjust the carrying value of certain manufacturing assets to fair value. The major portion of the charge related to the decommissioning of a building previously used for antibiotic manufacturing, which resulted from the consolidation of certain manufacturing processes. The company planned to continue ownership of the vacated building although no planned future uses had been identified. The fair value of the facility was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS FROM CONTINUING OPERATIONS

Income from continuing operations was $845.5 million, or $.77 per share, for the first quarter of 2000, compared with $451.4 million, or $.40 per share, for the first quarter of 1999. Comparisons between the first quarter of 2000 and the first quarter of 1999 are made difficult by the impact of several unusual items that are reflected in the company's operating results for both periods. Excluding these unusual items, which are discussed further below, income from continuing operations for the first quarters of 2000 and 1999 would have been $692.3 million, or $.63 per share, and $588.8 million, or $.53 per share, respectively. This represents increases in earnings and earnings per share of 18 percent and 19 percent, respectively. Income from continuing operations was favorably affected by increased sales, improved gross margins, and increased other income, offset somewhat by higher marketing and administrative and research and development expenses as a percent of sales. Earnings per share for the first quarter of 2000 benefited from a lower number of shares outstanding resulting from the company's share repurchase programs.

As noted above, several unusual items are reflected in the company's operating results for the first quarters of 2000 and 1999. These transactions are summarized as follows (see "Unusual Items" in the Notes to Consolidated Condensed Financial Statements for additional information):

—	The company recognized a gain of $214.4 million on the sale of its interest in Kinetra LLC to Healtheon and the subsequent sale of Healtheon stock, which increased earnings per share by approximately $.20 in the first quarter of 2000.
—	The company realized an estimated $91 million of sales as a result of year-2000-related wholesaler buying during the fourth quarter of 1999 that normally would have been realized in the first quarter of 2000, which decreased earnings per share by approximately $.06 in the first quarter of 2000.
—	The company recognized a pretax charge of $150.0 million as the result of a contribution to Eli Lilly and Company Foundation, which decreased earnings per share by approximately $.09 in the first quarter of 1999.
—	The company recognized a pretax charge of $61.4 million associated with the impairment of certain manufacturing assets, which decreased earnings per share by approximately $.04 in the first quarter of 1999.
—	The company recognized a gain on the disposal of PCS of $174.3 million, net of $8.7 million tax benefit, which increased earnings per share by approximately $.16, net of tax, in the first quarter of 1999.

The company's reported sales for the first quarter of 2000 increased 9 percent, to $2.45 billion, compared with the first quarter of 1999. Sales growth was led by diabetes care revenues, Zyprexa, and Evista. Revenue growth was partially offset by lower sales of Axid and anti-infectives. Sales in the U.S. increased 11 percent, to $1.51 billion, for the first quarter of 2000, compared with the first quarter of 1999. International sales increased 5 percent, to $938.3 million, for the first quarter of 2000, compared with the first quarter of 1999. Worldwide sales reflected volume growth of 10 percent, partially offset by an unfavorable exchange rate impact of 1 percent, while selling prices remained flat.

Worldwide sales of Prozac in the first quarter of 2000 were $596.2 million, an increase of 1 percent, compared with the first quarter of 1999. Prozac sales in the U.S. increased 12 percent, to $508.0 million, due to abnormally low wholesaler buying during the first quarter of 1999. Sales outside the U.S. decreased 35 percent, to $88.2 million, primarily due to the entrance of generic competition in the U.K. in the first quarter of 2000. The company expects slight declines in worldwide Prozac sales in 2000 compared with 1999 primarily due to increased generic competition outside the U.S. Actual sales levels will depend on the effectiveness of the company's marketing efforts in offsetting increased competition, the rate of growth of the antidepressant market, and the stocking patterns of wholesalers, retailers, and consumers.

In the first quarter of 2000, Zyprexa had worldwide sales of $458.1 million, an increase of 14 percent, compared with the first quarter of 1999. U.S. sales increased 1 percent, to $299.8 million, and sales outside the U.S. increased 53 percent, to $158.3 million. Sales comparisons in the U.S. were negatively affected by wholesaler stocking in the first quarter of 1999. In the first quarter of 2000, Zyprexa was approved by the U.S. Food and Drug Administration (FDA) for the treatment of acute mania associated with bipolar disorder. The company expects continued strong sales growth for Zyprexa in 2000 due, in part, to the new indication.

Worldwide Gemzar sales were $136.0 million in the first quarter of 2000, an increase of 19 percent, compared with the first quarter of 1999. Sales in the U.S. increased by $7.7 million, or 11 percent, while sales outside the U.S. increased by $13.9 million, or 32 percent.

ReoPro sales for the first quarter of 2000 were $110.3 million, which reflected an increase of 9 percent, compared with the first quarter of 1999. Growth for ReoPro was principally driven by sales outside the U.S. Due to increased competition in the U.S., the company now anticipates modest worldwide sales growth for ReoPro in 2000.

Diabetes care revenues, composed primarily of Humulin, Humalog, and Actos, increased 53 percent, to $392.0 million, compared with the first quarter of 1999. Diabetes care revenues increased 71 percent in the U.S., to $226.3 million, and increased 33 percent outside the U.S., to $165.7 million. Worldwide Humulin sales of $273.7 million increased 35 percent. Worldwide Humalog sales of $72.1 million increased 70 percent. In March 2000, the company launched Humalog Mix75/25 Pen in the U.S. for the treatment of diabetes. The company anticipates moderate growth in sales of diabetes care products, excluding Actos, in 2000. The company received service revenues of $42.5 million in the first quarter of 2000 relating to sales of Actos, a portion of which was attributed to the withdrawal of a competitive product from the market. Actos, an oral agent for the treatment of type 2 diabetes, was introduced to the U.S. diabetes market in the third quarter of 1999. Actos is manufactured and sold in the U.S. by Takeda Chemical Industries, Ltd., and is copromoted by the company. The company anticipates very strong growth in Actos revenues in 2000.

For the first quarter of 2000, worldwide sales of anti-infectives decreased 14 percent, to $233.0 million, as a result of continuing competitive pressures. U.S. and international anti-infectives sales declined 11 percent and 16 percent, respectively. Cefaclor and Lorabid accounted for the majority of the decline in anti-infective sales.

Evista sales were $100.5 million in the first quarter of 2000, an increase of 84 percent over the first quarter of 1999 due, in part, to the FDA approval for the treatment of postmenopausal osteoporosis, which was received in September of 1999. While most of the sales dollar growth for Evista occurred in the U.S., international Evista sales reflected strong percentage growth.

Worldwide sales of Axid decreased 39 percent, to $67.9 million, in the first quarter of 2000, compared with the first quarter of 1999, due to continued competitive pressures.

For the first quarter of 2000, gross margins were 79.2 percent, compared with 78.1 percent for the first quarter of 1999. The improved gross margin was primarily the result of favorable product mix, and to a lesser extent, increased volume, and improvements in productivity.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 14 percent for the first quarter of 2000. Investment in research and development increased 11 percent, to $458.5 million, for the first quarter. Marketing and administrative expenses increased 16 percent from the first quarter of 1999 due, in part, to increased spending to support worldwide product launches.

Net other income for the first quarter of 2000 increased $17.6 million, to $60.3 million, excluding the first quarter 2000 gain on the sale of Kinetra LLC and the first quarter 1999 charge from funding Eli Lilly and Company Foundation. The increase was primarily due to an increase in interest income.

For the first quarter of 2000, the effective tax rate was 17.3 percent compared with 17.0 percent for the first quarter of 1999. Excluding the impact of the unusual items discussed previously, the effective tax rate would have been 22.0 percent for both periods.

FINANCIAL CONDITION

As of March 31, 2000, cash, cash equivalents and short-term investments totaled $3.83 billion as compared with $3.84 billion at December 31, 1999. Cash flow from operations of $610.2 million was offset by dividends paid of $282.2 million, shares repurchased of $241.8 million, a decrease in debt of $218.5 million, and capital expenditures of $114.0 million. Total debt at March 31, 2000, was $2.83 billion, a decrease of $218.5 million from December 31, 1999, primarily due to the repayment of $200 million of euro bonds in February 2000. In March 2000, the company announced a $3.0 billion share repurchase program, following successful completion of a $1.5 billion share repurchase in 1999.

The company believes that cash generated from operations in 2000, along with available cash and cash equivalents, will be sufficient to fund essentially all of the 2000 operating needs, including debt service, capital expenditures, share repurchases, and dividends.

EURO CONVERSION

On January 1, 1999, 11 European nations adopted a common currency, the euro, and formed the European Economic and Monetary Union (EMU). For a three-year transition period, both the euro and individual participants' currencies will remain in circulation. After July 1, 2002, at the latest, the euro will be the sole legal tender for EMU countries. The adoption of the euro affects a multitude of financial systems and business applications as the commerce of these nations will be transacted in the euro and the existing national currency.

The company has created the capability to transact in both the euro and the legacy currency and will continue to address euro-related issues and their impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the company's operations. Any costs of compliance associated with the adoption of the euro will be expensed as incurred and the company does not expect these costs to be material to its results of operations, financial condition, or liquidity.

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

On April 11, 1996, the company filed suit in the United States District Court for the Southern District of Indiana seeking a ruling that Barr's challenge to the two patents is without merit. In 1997, Geneva Pharmaceuticals, Inc. ("Geneva"), another generic manufacturer, submitted a similar ANDA and, like Barr, asserted that the company's U.S. Prozac patents are invalid and unenforceable. On June 23, 1997, the company sued Geneva in the same court seeking a similar ruling as in the Barr suit. The two suits were consolidated. On January 12, 1999, the trial court judge for the Southern District of Indiana granted partial summary judgment in the company's favor, dismissing the claims of Barr and Geneva based on the patent doctrines of "best mode" and "double patenting." On January 25, 1999, Barr and Geneva agreed to abandon their remaining two claims (based on the patent doctrines of "anticipation" and "inequitable conduct") in exchange for a payment of $4 million to be shared among Barr, Geneva, and a third defendant, Apotex, Inc. Barr, Geneva, and Apotex appealed the trial court's January 12, 1999 rulings to the Court of Appeals for the Federal Circuit. The Court of Appeals held oral arguments on the appeal on March 8, 2000, and a decision is pending.

In late 1998, three additional generic manufacturers, Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA, and Cheminor Drugs, Ltd. together with one of its subsidiaries filed ANDAs for generic forms of Prozac, asserting that the December 2003 patent is invalid and unenforceable. Also, in January 1999, Novex Pharma, a division of Apotex, Inc. filed an ANDA asserting that both the 2001 and 2003 patents are invalid and unenforceable. The company filed lawsuits in the United States District Court of the Southern District of Indiana seeking rulings that the four companies' challenges to the patent(s) are without merit. In November 1999, the company filed a lawsuit in federal court in Indiana against Cheminor Drugs and Schein Pharmaceuticals, Inc., based on their ANDA filing for an additional dosage form. A trial date of October 30, 2000, has been set for the cases involving Zenith, Teva, Cheminor, and Schein. In March 2000, the company received notice that another generic manufacturer, Alphapharm Pty., Ltd., has filed an ANDA for one dosage form, asserting that both the 2001 and 2003 patents are invalid and unenforceable. In April 2000, Barr notified the company that it filed a second ANDA for an additional dosage form.

The company believes that the claims of all of these generic manufacturers are without merit and that the company should be successful in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the company will prevail. An unfavorable outcome could have a material adverse effect on the company's consolidated financial position, liquidity, and results of operations.

PRICING LITIGATION

Reference is made to the discussion entitled "Pricing Litigation" in Part I, Item 3 of the company's 1999 annual report on Form 10-K. The following developments have occurred in that litigation since the time of filing of the 1999 Form 10-K: The recent settlement with approximately 3,800 of the Federal Individual Action retailer plaintiffs is now final. In addition, an agreement in principle has been reached to settle the Mississippi class action case brought by retailers. Finally, with respect to the consumer class actions pending in various state courts, the pending case in Alabama has been dismissed by the courts, and the company has reached an agreement to settle all of the other remaining state court cases (New Mexico, North Dakota, South Dakota, Tennessee, and West Virginia), subject in each case to court approval

.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.	The following documents are filed as exhibits to this Report:

	EXHIBIT 10.	1998 Lilly Stock Plan, as amended

	EXHIBIT 11.	Statement re: Computation of Earnings Per Share

	EXHIBIT 12.	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

	EXHIBIT 27.	Financial Data Schedule

	EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

(b)	Reports on Form 8-K.

The company filed no reports on Form 8-K during the first quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY

(Registrant)

Date	May 12, 2000	/s/ Alecia A. DeCoudreaux

Alecia A. DeCoudreaux
Secretary and Deputy General Counsel

Date	May 12, 2000	/s/ Arnold C. Hanish

Arnold C. Hanish
Director, Corporate Accounting and
Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

Exhibit

10.	1998 Lilly Stock Plan, as amended*

11.	Statement re: Computation of Earnings Per
Share

12.	Statement re: Computation of Ratio of Earnings
from Continuing Operations to Fixed Charges

27.	Financial Data Schedule (EDGAR filing only)

99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

*	Incorporated by reference from Exhibit A to the Company's Proxy Statement dated March 3, 2000.