Form 10-Q
period 2000-06-30
LILLY ELI & CO
filed 2000-08-14
CIK 59478

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 2000


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


 Yes   X         No
    -------        -------


The number of shares of common stock outstanding as of July 31, 2000:

            Class              Number of Shares Outstanding
            -----              ----------------------------
            Common                   1,129,497,275

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                    Eli Lilly and Company and Subsidiaries

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                          2000             1999            2000              1999
                                                        ------------------------------------------------------------
                                                                (Dollars in millions except per-share data)
Net sales.............................................. $2,621.5         $2,341.6         $5,072.6          $4,597.2

Cost of sales..........................................    491.7            491.1          1,000.4             984.6
Research and development...............................    508.8            460.5            967.3             873.6
Marketing and administrative...........................    795.4            649.6          1,483.7           1,242.5
Asset impairment and other site charges................        -                -                -              61.4
Interest expense.......................................     45.5             43.0             92.3              86.9
Other (income) expense - net...........................    (74.0)           (41.6)          (347.7)             65.7
                                                        ------------------------------------------------------------
                                                         1,767.4          1,602.6          3,196.0           3,314.7
                                                        ------------------------------------------------------------

Income from continuing operations before income taxes..    854.1            739.0          1,876.6           1,282.5
Income taxes...........................................    187.9            162.6            364.9             254.7
                                                        ------------------------------------------------------------
Income from continuing operations......................    666.2            576.4          1,511.7           1,027.8
Income from discontinued operations, net of tax........        -                -                -             174.3
                                                        ------------------------------------------------------------
Net income............................................. $  666.2         $  576.4         $1,511.7          $1,202.1
                                                        ------------------------------------------------------------

EARNINGS PER SHARE - BASIC:
  Income from continuing operations.................... $    .62         $    .53         $   1.40          $    .94
  Income from discontinued operations..................        -                -                -               .16
                                                        ------------------------------------------------------------
  Net income........................................... $    .62         $    .53         $   1.40          $   1.10
                                                        ============================================================

EARNINGS PER SHARE - DILUTED:
  Income from continuing operations.................... $    .61         $    .52         $   1.38          $    .92
  Income from discontinued operations..................        -                -                -               .16
                                                        ------------------------------------------------------------
  Net income........................................... $    .61         $    .52         $   1.38          $   1.08
                                                        ============================================================
Dividends paid per share............................... $    .26         $    .23         $    .52          $    .46
                                                        ============================================================

See Notes to Consolidated Condensed Financial Statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                    Eli Lilly and Company and Subsidiaries

                                                                            June 30, 2000     December 31, 1999
                                                                         -----------------------------------------
                                                                                  (Dollars in millions)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents............................................      $ 3,370.5           $ 3,700.4
   Short-term investments...............................................          256.6               135.6
   Accounts receivable, net of allowances
     for doubtful amounts of $79.2 (2000)
     and $79.9 (1999)...................................................        1,440.0             1,443.2
   Other receivables....................................................          218.4               399.6
   Inventories..........................................................          935.8               899.6
   Deferred income taxes................................................          170.4               240.3
   Prepaid expenses.....................................................          360.4               236.8
                                                                         -----------------------------------------
   TOTAL CURRENT ASSETS.................................................        6,752.1             7,055.5

OTHER ASSETS
   Prepaid retirement...................................................          894.8               741.1
   Investments..........................................................          615.9               180.3
   Goodwill and other intangibles, net of
     allowances for amortization of
     $111.1 (2000) and $107.6 (1999)....................................          106.3               118.6
   Sundry...............................................................          668.6               748.2
                                                                         -----------------------------------------
                                                                                2,285.6             1,788.2

PROPERTY AND EQUIPMENT
   Land, buildings, equipment, and
     construction-in-progress...........................................        7,468.5             7,347.3
   Less allowances for depreciation.....................................        3,476.6             3,365.8
                                                                         -----------------------------------------
                                                                                3,991.9             3,981.5
                                                                         -----------------------------------------
                                                                              $13,029.6           $12,825.2
                                                                         =========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings................................................      $    50.1           $   241.5
   Accounts payable.....................................................          390.0               445.5
   Employee compensation................................................          374.4               489.3
   Dividends payable....................................................          293.2               283.0
   Income taxes payable.................................................        1,489.1             1,445.3
   Other liabilities....................................................          999.8             1,030.8
                                                                         -----------------------------------------
   TOTAL CURRENT LIABILITIES............................................        3,596.6             3,935.4

LONG-TERM DEBT..........................................................        2,797.4             2,811.9
DEFERRED INCOME TAXES...................................................          133.9               137.0
RETIREE MEDICAL BENEFIT OBLIGATION......................................          115.2               115.7
OTHER NONCURRENT LIABILITIES............................................          873.0               812.2
                                                                         -----------------------------------------
                                                                                3,919.5             3,876.8

COMMITMENTS AND CONTINGENCIES...........................................              -                   -

SHAREHOLDERS' EQUITY
   Common stock.........................................................          705.7               682.0
   Additional paid-in capital...........................................        2,610.0                   -
   Retained earnings....................................................        5,631.0             4,985.6
   Employee benefit trust...............................................       (2,635.0)                  -
   Deferred costs--ESOP.................................................         (137.7)             (139.9)
   Accumulated other comprehensive income...............................         (553.1)             (406.4)
                                                                         -----------------------------------------
                                                                                5,620.9             5,121.3
   Less cost of common stock in treasury................................          107.4               108.3
                                                                         -----------------------------------------
                                                                                5,513.5             5,013.0
                                                                         -----------------------------------------
                                                                              $13,029.6           $12,825.2
                                                                         =========================================

See Notes to Consolidated Condensed Financial Statements.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                    Eli Lilly and Company and Subsidiaries

                                                                           Six Months Ended
                                                                               June 30,
                                                                       2000                1999
                                                                    ------------------------------
                                                                        (Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................... $ 1,511.7            $ 1,202.1
Adjustments to Reconcile Net Income to Cash
   Flows from Operating Activities:
Changes in operating assets and liabilities........................    (182.8)              (699.5)
Depreciation and amortization......................................     237.4                224.4
Change in deferred taxes...........................................      87.7                  9.5
Gain related to sale of Kinetra, net of tax........................    (214.4)                   -
Gain related to sale of PCS, net of tax............................         -               (174.3)
Asset impairment, net of tax.......................................         -                 39.9
Other, net.........................................................     (28.3)                 5.0
                                                                    ------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........................   1,411.3                607.1

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment............................    (276.0)              (194.0)
Purchase of investments............................................    (726.8)               (34.8)
Proceeds from sale of investments..................................     497.5                123.6
Other, net.........................................................     (66.1)              (111.3)
Proceeds from sale of PCS..........................................         -              1,600.0
                                                                    ------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES................    (571.4)             1,383.5

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid.....................................................    (563.3)              (502.2)
Purchase of common stock and other capital
   transactions....................................................    (502.4)            (1,092.4)
Issuances under stock plans........................................     120.4                201.9
Net change in short-term borrowings................................    (186.8)               (19.5)
Net repayments of long-term debt...................................     (14.0)                (1.1)
                                                                    ------------------------------

NET CASH USED FOR FINANCING ACTIVITIES.............................  (1,146.1)            (1,413.3)

Effect of exchange rate changes on cash and cash equivalents.......     (23.7)               (41.3)
                                                                    ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............    (329.9)               536.0

Cash and cash equivalents at January 1.............................   3,700.4              1,495.7
                                                                    ------------------------------

CASH AND CASH EQUIVALENTS AT JUNE 30............................... $ 3,370.5            $ 2,031.7
                                                                    ==============================

 See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                    Eli Lilly and Company and Subsidiaries

                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                            2000            1999            2000          1999
                                                                  ------------------------------------------------------------------
                                                                                           (Dollars in millions)
Net income.......................................................         $666.2          $576.4        $1,511.7        $1,202.1
Other comprehensive loss/1/......................................          (58.5)          (35.8)         (146.7)         (178.4)
                                                                  ------------------------------------------------------------------
Comprehensive income.............................................         $607.7          $540.6        $1,365.0        $1,023.7
                                                                  ==================================================================

/1/The significant component of other comprehensive loss was a loss of $50.6 million and $120.5 million from foreign currency translation adjustments for the three months and six months ended June 30, 2000, respectively, as compared to a loss of $38.7 million and $172.9 million for the three months and six months ended June 30, 1999, respectively.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

The company operates in one significant business segment - pharmaceutical products. Operations of the animal health business are not material and share many of the same economic characteristics as pharmaceutical products. The company's business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business was $35 million and $30 million, respectively, for the three months ended June 30, 2000 and 1999 and $80 million and $70 million, respectively, for the six months ended June 30, 2000 and 1999.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the three months and six months of 2000 and 1999 were as follows:

                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                      June 30,
                                                                          2000           1999            2000          1999
                                                                  ---------------------------------------------------------------
                                                                                     (Dollars in millions)
Net sales - to unaffiliated customers
   Neurosciences.................................................       $1,236.4       $1,133.0       $2,340.6       $2,177.7
   Endocrinology.................................................          648.7          494.2        1,224.0          887.4
   Anti-infectives...............................................          221.6          226.5          454.2          496.8
   Cardiovascular................................................          149.0          157.5          307.0          308.1
   Animal health.................................................          151.3          139.4          306.7          286.0
   Oncology......................................................          114.1           93.7          255.3          214.9
   Gastrointestinal..............................................           85.6           81.3          153.5          192.8
   Other pharmaceuticals.........................................           14.8           16.0           31.3           33.5
                                                                  ---------------------------------------------------------------
Net sales........................................................       $2,621.5       $2,341.6       $5,072.6       $4,597.2
                                                                  ===============================================================

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

CONTINGENCIES

Barr Laboratories, Inc. (Barr), and Geneva Pharmaceuticals, Inc. (Geneva), have each submitted an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic forms of Prozac before the expiration of the company's patents. The ANDAs assert that two U.S. patents held by Lilly covering Prozac are invalid and unenforceable. The company filed suit against Barr and Geneva in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. On January 12, 1999, the trial court granted summary judgment in favor of Lilly on two of the four claims raised by Barr and Geneva against Lilly's patents. That decision was appealed to the Court of Appeals for the Federal Circuit. On January 25, 1999, Barr and Geneva dismissed their other two claims in exchange for a $4 million payment, which Barr and Geneva will share with a third defendant. On August 9, 2000, the Court of Appeals upheld the 2001 compound patent but held that the 2003 method of use patent was invalid. The company intends to pursue its options for further appeals of this decision, which include requesting a rehearing by the Court of Appeals and/or petitioning the U.S. Supreme Court for a writ of certiorari.

In late 1998, three additional generic pharmaceutical companies, Zenith Goldline Pharmaceuticals, Inc.; Teva Pharmaceuticals USA; and Cheminor Drugs, Ltd., together with one of its subsidiaries, filed ANDAs for generic forms of Prozac, asserting that the 2003 patent is invalid and unenforceable. In early 1999, Novex Pharma, a division of Apotex, Inc., changed its previously-filed ANDA to assert that both the 2001 and 2003 patents are invalid and unenforceable. Lilly has filed suits against the four companies in federal court in Indianapolis. In November 1999, Lilly filed a lawsuit against Cheminor Drugs and Schein Pharmaceuticals, Inc., based on their ANDA filing for an additional dosage form. In March 2000, another generic company, Alphapharm Pty., Ltd., filed an ANDA challenging the company's patents. In April 2000, Barr notified the company that it filed a second ANDA for an additional dosage form. In May, 2000, the company filed suits in federal court in Indianapolis against those two companies. In July, 2000 the company received notice that Teva has filed a second ANDA for an additional dosage form. In August, 2000, the company filed suit against Alphapharm in Indianapolis. For more discussion on the expected financial impact of the recent Court of Appeals ruling regarding Prozac, see "Recent Development" under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The company has been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol (DES) and Prozac. The company has accrued for its estimated exposure with respect to all current product liability claims. In addition, the company has accrued for certain claims incurred, but not filed, to the extent the company can formulate a reasonable estimate of their costs. The company's estimates of these expenses are based primarily on historical claims experience and data regarding product usage. The company expects the cash amounts related to the accruals to be paid out over the next several years. The majority of costs associated with defending and disposing of these suits are covered by insurance. The company's estimate of insurance recoverables is based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among its insurance carriers.

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

The environmental liabilities and litigation accruals have been reflected in the company's consolidated condensed balance sheet at the gross amount of approximately $157.2 million at June 30, 2000. Estimated insurance recoverables of approximately $82.8 million at June 30, 2000, have been reflected as assets in the consolidated balance sheet.

While it is not possible to predict or determine the outcome of the patent, product liability, antitrust, or other legal actions brought against the company or the ultimate cost of environmental matters, the company believes that, except as noted above with respect to the Prozac patent litigation, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

EARNINGS PER SHARE

All per share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on weighted average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options).

EMPLOYEE BENEFIT TRUST

During the second quarter of 2000, the company funded an employee benefit trust with 40,000,000 shares of Lilly common stock to provide a source of funds to assist the company in meeting its obligations under various employee benefit plans. The funding had no net impact on shareholders' equity as the employee benefit trust is consolidated with the company. The cost basis of the shares held in the trust is shown as a reduction in shareholders' equity, which offsets the resulting increases in additional paid-in capital and common stock. Any dividend transactions between the company and the trust are eliminated. Stock held by the trust is not considered outstanding in the computation of earnings per share.

ACCOUNTING CHANGES

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The company must adopt SAB No. 101 by the end of 2000. Currently, the company does not expect that SAB No. 101 will have a material effect on its reported earnings. However, it is anticipated that the SEC will issue additional guidance in the third quarter of 2000 and the company will need to reevaluate the impact of SAB No. 101 at that time.

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Statement 133 was amended in June 1999 and is now required to be adopted in years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The company will adopt Statement 133 on January 1, 2001. The statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness (the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item) will be immediately recognized in earnings. The company has determined that adopting Statement 133 and applying it to the company's interest rate derivatives will not have a material effect on the earnings and financial position of the company based on the interest rate derivatives owned by the company at June 30, 2000. The effect of applying Statement 133 to the company's foreign currency derivative instruments cannot be determined at this time as foreign currency hedging instruments currently owned by the company will expire prior to year-end.

DISCONTINUED OPERATIONS

In January 1999, the company sold PCS, its health-care-management subsidiary, to Rite Aid Corporation for $1.60 billion in cash. The transaction generated a gain of $174.3 million ($.16 per share), net of $8.7 million tax benefit, in the first quarter of 1999. The results of operations from PCS prior to the close of the sale were not material, and have been classified as discontinued operations in the consolidated condensed statements of income.

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

During the first quarter of 1999, the company recognized a pretax charge of $150.0 million, which resulted from a contribution made to Eli Lilly and Company Foundation, the non-profit foundation through which the company makes charitable contributions. The charge for the contribution was included in other income (expense) in the consolidated condensed statement of income.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS FROM CONTINUING OPERATIONS

Income from continuing operations was $666.2 million, or $.61 per share, for the second quarter of 2000, compared with $576.4 million, or $.52 per share, for the second quarter of 1999, representing increases in earnings and earnings per share of 16 percent and 17 percent, respectively. Reported income from continuing operations was $1.51 billion, or $1.38 per share, for the first six months of 2000, compared with $1.03 billion, or $.92 per share, for the first six months of 1999. Comparisons between the six month periods are made difficult by the impact of several unusual items that are reflected in the company's operating results for both periods. Excluding these unusual items, which are discussed further below, income from continuing operations for the six month periods of 2000 and 1999 would have been $1.36 billion, or $1.24 per share, and $1.17 billion, or $1.05 per share, respectively. This represents increases in earnings and earnings per share of 17 percent and 18 percent, respectively, for the six month period. Income from continuing operations for the quarter and six month period was favorably affected by increased sales, improved gross margins, and increased interest income, offset somewhat by higher operating expenses (as defined below) as a percent of sales. Earnings per share for the second quarter and six month period of 2000 benefited from a lower number of shares outstanding resulting from the company's share repurchase programs.

As noted above, several unusual items are reflected in the company's operating results for the six month periods of 2000 and 1999. These transactions are summarized as follows (see "Unusual Items" in the Notes to Consolidated Condensed Financial Statements for additional information):

- The company recognized a gain of $214.4 million on the sale of its interest in Kinetra LLC to Healtheon and the subsequent sale of Healtheon stock, which increased earnings per share by approximately $.20 in the first quarter of 2000.

- The company realized an estimated $91 million of sales as a result of year-2000-related wholesaler buying during the fourth quarter of 1999 that normally would have been realized in the first quarter of 2000, which decreased earnings per share by approximately $.06 in the first quarter of 2000.

- The company recognized a pretax charge of $150.0 million as the result of a contribution to Eli Lilly and Company Foundation, which decreased earnings per share by approximately $.09 in the first quarter of 1999.

- The company recognized a pretax charge of $61.4 million associated with the impairment of certain manufacturing assets, which decreased earnings per share by approximately $.04 in the first quarter of 1999.

- The company recognized a gain on the disposal of PCS of $174.3 million, net of $8.7 million tax benefit, which increased earnings per share by approximately $.16, net of tax, in the first quarter of 1999.

The company's sales for the second quarter of 2000 increased 12 percent, to $2.62 billion, compared with the second quarter of 1999. Sales growth was led by Zyprexa, diabetes care products, Evista, and Gemzar, partially offset by lower sales of Prozac, ReoPro, and anti-infectives. Sales in the U.S. increased 13 percent, to $1.65 billion, for the second quarter of 2000 compared with the second quarter of 1999. Sales outside the U.S. increased 11 percent, to $967.8 million, for the second quarter of 2000, compared with the second quarter of 1999. Worldwide sales for the second quarter reflected volume growth of 15 percent, partially offset by an unfavorable exchange rate impact of 2 percent and a 1 percent decline in global selling prices.

The company's reported sales for the first six months of 2000 increased 10 percent, to $5.07 billion, compared with the first six months of 1999. Sales growth was led by diabetes care products, Zyprexa, Evista, and Gemzar, partially offset by lower sales of Prozac, anti-infectives, and Axid. Sales in the U.S. increased 12 percent, to $3.17 billion, for the six month period of 2000 compared with the six month period of 1999. Sales outside the U.S. increased 8 percent, to $1.91 billion, for the six month period of 2000, compared with the six month period of 1999. Worldwide sales reflected volume growth of 13 percent, partially offset by an unfavorable exchange rate impact of 2 percent and a 1 percent decline in global selling prices.

Worldwide sales of Prozac for the second quarter and six month period of 2000 were $627.4 million and $1.22 billion, respectively, representing decreases of 9 percent and 4 percent, compared with the same periods of 1999. Prozac sales in the U.S. decreased 4 percent, to $539.8 million, for the quarter due to continued competitive pressures and increased 3 percent, to $1.05 billion, for the six month period due to abnormally low wholesaler buying during the first quarter of 1999. Sales outside the U.S. decreased 31 percent, to $87.6 million, for the quarter and 33 percent, to $175.8 million, for the six month period, primarily due to continuing generic competition in the U.K. The company continues to expect slight declines in worldwide Prozac sales in 2000 compared with 1999. Actual sales levels will depend on the effectiveness of the company's marketing efforts in offsetting increased competition, the rate of growth of the antidepressant market, and the stocking patterns of wholesalers, retailers, and consumers. See also "Recent Development" below.

Zyprexa had worldwide sales of $550.7 million and $1.01 billion for the second quarter and six month period of 2000, respectively, representing increases of 40 percent and 27 percent, compared with the same periods of 1999. U.S. sales increased 43 percent, to $396.6 million, for the quarter and 21 percent, to $696.4 million, for the six month period. The sales comparisons in the U.S. for the six month period were negatively affected by wholesaler stocking in the first quarter of 1999. Sales outside the U.S. increased 33 percent, to $154.1 million, for the quarter and 42 percent, to $312.4 million, for the six month period. During the second quarter of 2000, the company launched a new dispersible tablet form of Zyprexa in Europe and received approval for the new formulation in the U.S.

Evista sales were $133.7 million for the second quarter of 2000 and $234.3 million for the six month period of 2000, representing increases of 101 percent and 93 percent, respectively, over the same periods of 1999. These increases were due, in part, to the FDA approval for the treatment of postmenopausal osteoporosis in the U.S., which was received in September of 1999. Additionally, Evista was launched in a number of European countries during the second quarter of 2000 as a treatment for postmenopausal osteoporosis. While most of the sales dollar growth for Evista occurred in the U.S., international Evista sales reflected strong percentage growth.

Worldwide Gemzar sales were $107.9 million in the second quarter of 2000, an increase of 25 percent, compared with the second quarter of 1999 and $243.9 million for the six month period of 2000, an increase of 21 percent, compared with the six month period of 1999. Sales in the U.S. increased to $49.1 million, or 15 percent, for the quarter and $127.9 million, or 12 percent, for the six month period. Sales outside the U.S. increased to $58.9 million, or 34 percent, for the quarter and $116.0 million, or 33 percent, for the six month period.

ReoPro sales for the second quarter and six month period of 2000 were $104.5 million and $214.8 million, respectively, which reflected a decrease of 9 percent for the quarter while the six month period remained flat. The decline in sales in the second quarter was due to increased competition in the U.S. For the year, the company anticipates a decline in worldwide sales of ReoPro.

Diabetes care revenues, composed primarily of Humulin, Humalog, and Actos, increased 24 percent, to $440.0 million, compared with the second quarter of 1999 and 35 percent, to $845.7 million, compared with the six month period of 1999. Diabetes care revenues increased 20 percent and 38 percent in the U.S., to $265.2 million and $504.1 million, for the quarter and six month period, respectively. Sales increased 30 percent and 32 percent outside the U.S., to $174.8 million and $341.5 million, for the quarter and six month period, respectively. Worldwide Humulin sales of $265.0 million declined 5 percent for the quarter due, in part, to U.S. wholesaler purchasing that benefited the second quarter of 1999. Worldwide Humulin sales of $538.7 million increased 12 percent for the six month period. Worldwide Humalog sales of $76.7 million for the quarter and $148.7 million for the six month period increased 52 percent and 60 percent, respectively. Sales of Humalog for the quarter and six month period benefited from the U.S. launch of Humalog Mix75/25 Pen in the first quarter of 2000. The company received service revenues of $75.2 million and $117.7 million, respectively, for the second quarter and six month period of 2000 relating to sales of Actos, a portion of which was attributed to the withdrawal of a competitive product from the market in the first quarter of 2000. Actos, an oral agent for the treatment of type 2 diabetes, was introduced to the U.S. diabetes market in the third quarter of 1999. Actos is manufactured and sold in the U.S. by Takeda Chemical Industries, Ltd., and is copromoted by the company. The second quarter growth in Actos revenues benefited from a periodic payment to the company for past promotional activities.

For the second quarter and six month period of 2000, worldwide sales of anti-infectives decreased 2 percent, to $221.6 million, and 9 percent, to $454.2 million, respectively, as a result of continuing competitive pressures. Sales in the U.S. decreased 12 percent and 11 percent for the quarter and six month period, respectively. Sales outside the U.S. increased 1 percent for the quarter and decreased 8 percent for the six month period. Cefaclor and Lorabid accounted for the majority of the decline in anti-infective sales.

Worldwide sales of Axid increased 5 percent, to $85.6 million, for the second quarter of 2000, and decreased 20 percent, to $153.5 million, for the six month period of 2000, compared with the same periods of 1999. The second quarter increase in sales is due to an increase in sales outside the U.S.

For the second quarter of 2000, gross margins improved to 81.2 percent, compared with 79.0 percent for the second quarter of 1999. For the six month period of 2000, gross margins improved to 80.3 percent, compared with 78.6 percent for the six month period of 1999. The improved gross margin for both periods was primarily the result of favorable product mix.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 17 percent for the second quarter of 2000 and 16 percent for the six month period of

2000, primarily due to worldwide sales force expansion and increased marketing efforts. Investment in research and development increased 10 percent, to $508.8 million, for the second quarter and 11 percent, to $967.3 million, for the six month period. Marketing and administrative expenses increased 22 percent from the second quarter of 1999 and 19 percent from the six month period of 1999.

Net other income for the second quarter of 2000 increased $32.4 million, to $74.0 million. Net other income for the six month period of 2000 increased $50.0 million, to $134.3 million, excluding the first quarter 2000 gain on the sale of Kinetra LLC and the first quarter 1999 charge from funding Eli Lilly and Company Foundation. The increase for both periods was primarily due to an increase in interest income.

For both the second quarters of 2000 and 1999, the effective tax rate was 22.0 percent. The effective tax rate for the six month period of 2000 was 19.4 percent compared with 19.8 percent for the six month period of 1999. Excluding the impact of the unusual items discussed previously, the effective tax rate would have been 22.0 percent for both six month periods.

FINANCIAL CONDITION

As of June 30, 2000, cash, cash equivalents and short-term investments totaled $3.63 billion as compared with $3.84 billion at December 31, 1999. Cash flow from operations of $1.41 billion was offset by dividends paid of $563.3 million, shares repurchased of $502.4 million, a decrease in debt of $205.9 million, and capital expenditures of $280.0 million. Total debt at June 30, 2000, was $2.85 billion, a decrease of $205.9 million from December 31, 1999, primarily due to the repayment of $200 million of euro bonds in February 2000. In March 2000, the company announced a $3.0 billion share repurchase program, following successful completion of a $1.5 billion share repurchase in 1999.

The company believes that cash generated from operations in 2000, along with available cash and cash equivalents, will be sufficient to fund essentially all of the 2000 operating needs, including debt service, capital expenditures, share repurchases, and dividends.

EURO CONVERSION

On January 1, 1999, 11 European nations adopted a common currency, the euro, and formed the European Economic and Monetary Union (EMU). For a three-year transition period, both the euro and individual participants' currencies will remain in circulation. After July 1, 2002, at the latest, the euro will be the sole legal tender for EMU countries. Greece is now expected to join the original 11 countries adopting the euro in 2002. The adoption of the euro affects a multitude of financial systems and business applications as the commerce of these nations is transacted in the euro and the existing national currency.

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

RECENT DEVELOPMENT

Reference is made to the discussion of the Prozac patent litigation under Part II, Item 1 of this Form 10-Q. On August 9, 2000, the U.S. Court of Appeals for the Federal Circuit ruled that the company's compound patent on Prozac, expiring February 2, 2001, is valid and enforceable but that the company's method of use patent, expiring in December 2003, is invalid and unenforceable under the doctrine of "double patenting." The company intends to pursue its avenues for appeal of this decision. However, if the company is unsuccessful in reversing the decision, Prozac will lose its U.S. patent protection after February 2, 2001. The company is eligible to receive an additional 180 days of U.S. marketing exclusivity beyond the patent expiration, or through August 1, 2001, under the terms of the Food and Drug Administration Modernization Act of 1997 ("FDAMA"). In accordance with FDAMA the company has conducted clinical studies of Prozac in pediatric populations under a written request of the FDA. To obtain exclusivity, the company must submit a report on these studies and the FDA must determine that the studies have been conducted in accordance with the written request, commonly accepted scientific principles and protocols, and the requirements of FDAMA. Although the company expects to receive the additional 180 days of exclusivity, there can be no assurance that this will occur.

The company expects that the entry of generic fluoxetine in the U.S. market will result in a very substantial decline in Prozac sales in the United States. Prozac sales in the U.S. represent a significant portion of the company's overall sales, accounting for 21 percent of the company's consolidated worldwide sales in the first six months of 2000. Based on current planning assumptions, the company expects worldwide sales and earnings declines in the twelve months following the entry of generic fluoxetine in the U.S. Assuming generic entry in August, 2001, the company expects that sales and earnings increases in the first half of 2001 and the last half of 2002 would more than offset the declines in the last half of 2001 and first half of 2002. Therefore, the company anticipates reporting single-digit sales and earnings per share growth in the calendar years 2001 and 2002. The company believes that this development will not have a material adverse effect on the company's consolidated financial position or liquidity. Actual results will depend on, among other things, the outcome of any appeals of the Federal Circuit ruling; securing the additional 180 days of market exclusivity under FDAMA; the timing, number of entrants, and pricing strategies of generic competitors; the continuing growth of the company's other currently marketed products; and the expected introduction of new products.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company cautions investors that any forward-looking statements or projections made by the company, including those made in this document, are based on management's expectations at the time they are made, but they are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, and other factors that may affect the company's operations and prospects are discussed in Exhibit 99 to this Form 10-Q filing.

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

On April 11, 1996, the company filed suit in the United States District Court for the Southern District of Indiana seeking a ruling that Barr's challenge to the two patents is without merit. In 1997, Geneva Pharmaceuticals, Inc. ("Geneva"), another generic manufacturer, submitted a similar ANDA and, like Barr, asserted that the company's U.S. Prozac patents are invalid and unenforceable. On June 23, 1997, the company sued Geneva in the same court seeking a similar ruling as in the Barr suit. The two suits were consolidated. On January 12, 1999, the trial court judge for the Southern District of Indiana granted partial summary judgment in the company's favor, dismissing the claims of Barr and Geneva based on the patent doctrines of "best mode" and "double patenting." On January 25, 1999, Barr and Geneva agreed to abandon their remaining two claims (based on the patent doctrines of "anticipation" and "inequitable conduct") in exchange for a payment of $4 million to be shared among Barr, Geneva, and a third defendant, Apotex, Inc. Barr, Geneva, and Apotex appealed the trial court's January 12, 1999 rulings to the Court of Appeals for the Federal Circuit. On August 9, 2000, the Court of Appeals upheld the 2001 compound patent but held that the 2003 method of use patent was invalid on the basis of "double patenting." The company intends to pursue its options for further appeals of this decision, which include requesting a rehearing by the Court of Appeals and/or petitioning the U.S. Supreme Court for a writ of certiorari. Petitions for rehearing by the Court of

Appeals for the Federal Circuit are rarely granted. Likewise, writs of certiorari are rarely accepted by the U.S. Supreme Court for cases involving questions of patent law. There can be no assurance that the Court of Appeals for the Federal Circuit will rehear this matter or that the U.S. Supreme Court will accept a writ of certiorari and hear the company's appeal. There can also be no assurance that, if the case is accepted for review by either court, the decision invalidating the 2003 patent will be reversed.

In late 1998, three additional generic manufacturers, Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA, and Cheminor Drugs, Ltd. together with one of its subsidiaries filed ANDAs for generic forms of Prozac, asserting that the December 2003 patent is invalid and unenforceable. Also, in January 1999, Novex Pharma, a division of Apotex, Inc. filed an ANDA asserting that both the 2001 and 2003 patents are invalid and unenforceable. The company filed lawsuits in the United States District Court of the Southern District of Indiana seeking rulings that the four companies' challenges to the patent(s) are without merit. In November 1999, the company filed a lawsuit in federal court in Indiana against Cheminor Drugs and Schein Pharmaceuticals, Inc., based on their ANDA filing for an additional dosage form. In March 2000, the company received notice that another generic manufacturer, Alphapharm Pty., Ltd., had filed an ANDA for one dosage form, asserting that both the 2001 and 2003 patents are invalid and unenforceable. In April 2000, Barr notified the company that it filed a second ANDA for an additional dosage form. In May, 2000, the company filed suits in federal court in Indianapolis against those two companies seeking rulings that their challenges to the company's patents are without merit. In June, 2000, the company received notice that Alphapharm had filed an amended ANDA on an additional dosage form. In July, 2000, the company received notice that Teva has filed a second ANDA for an additional dosage form. Finally, in August, 2000, the company filed suit against Alphapharm in federal court in Indianapolis.

For more discussion on the expected financial impact of this litigation, see "Recent Development" under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PRICING LITIGATION

Reference is made to the discussion entitled "Pricing Litigation" in Part I,
Item 3 of the company's 1999 annual report on Form 10-K, and Part II, Item 1 of the company's Form 10-Q for the first quarter of 2000. Since the filing of the first quarter 10-Q, a final settlement has been reached in the Mississippi case brought by retailers.

Item 4.  Submission of Matters to a Vote of Security Holders

The company held its annual meeting of shareholders on April 17, 2000. The following is a summary of the matters voted on at the meeting:

(a) The four management nominees for Director were elected to serve three-year terms ending in 2003, as follows:

      Nominee                 For           Withhold Vote
----------------------    -----------    ------------------
Charles E. Golden         948,908,539        10,324,009
Kenneth L. Lay, Ph.D.     949,495,356         9,737,192
Sidney Taurel             948,928,713        10,303,835
Alva O. Way               948,164,686        11,067,862

     The terms of the following directors continued after the meeting:  Steven
     C. Beering, M.D.; Alfred G. Gilman, M.D., Ph.D.; Karen N. Horn, Ph.D.; Franklyn G. Prendergast, M.D., Ph.D.; Kathi P. Seifert; and August M. Watanabe, M.D.

(b) The appointment of Ernst & Young LLP as the company's principal independent auditors was ratified by the following shareholder vote:

     For:                953,939,922
     Against:              1,824,627
     Abstain:              3,467,999

(c) By the following vote, the shareholders approved management's proposal to amend the 1998 Lilly Stock Plan:

     For:                921,797,709
     Against:             31,861,226
     Abstain:              5,573,613

(d) By the following vote, the shareholders defeated a shareholder proposal that the company endorse the CERES (Coalition for Environmentally Responsible Economies) Principles:

     For:                 37,858,066
     Against:            761,029,691
     Abstain:             35,304,541
     Broker Nonvotes:    125,040,250

(e) By the following vote, the shareholders defeated a shareholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board:

     For:                367,524,744
     Against:            456,914,607
     Abstain:              9,750,256
     Broker Nonvote:     125,042,941

(f) By the following vote, the shareholders defeated a shareholder proposal requesting that the company implement a policy of price restraint on pharmaceuticals for individual consumers and institutional purchasers and to report to the shareholders on prices and procedures for pharmaceutical pricing:

     For:                 24,620,451
     Against:            795,146,956
     Abstain:             14,419,091
     Broker Nonvote:     125,046,050

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

     The company filed no reports on Form 8-K during the second quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ELI LILLY AND COMPANY
                            ---------------------
                            (Registrant)


Date    August 14, 2000     S/Alecia A. DeCoudreaux
        ---------------     -----------------------
                            Alecia A. DeCoudreaux
                            Secretary and Deputy General Counsel


Date    August 14, 2000     S/Arnold C. Hanish
        ---------------     ------------------
                            Arnold C. Hanish
                            Executive Director, Finance and
                             Chief Accounting Officer

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