Form 10-Q
period 2000-09-30
LILLY ELI & CO
filed 2000-11-14
CIK 59478

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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

              Yes       X                 No
                  -----------                __________


     The number of shares of common stock outstanding as of October 31, 2000:

                       Class                       Number of Shares Outstanding
                       -----                       ----------------------------
                       Common                              1,127,274,346

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                    ELI LILLY AND COMPANY AND SUBSIDIARIES

                                                                      Three Months Ended           Nine Months Ended
                                                                         September 30,               September 30,
                                                                       2000         1999          2000          1999
                                                                  ---------------------------------------------------
                                                                        (Dollars in millions except per-share data)
Net sales......................................................   $ 2,811.9      $2,585.2    $ 7,884.5      $7,182.4

 Cost of sales.................................................       490.1         548.2      1,490.5       1,532.8
 Research and development......................................       506.1         442.9      1,473.4       1,316.5
 Marketing and administrative..................................       800.3         696.4      2,284.0       1,938.9
 Asset impairment and other site charges.......................           -             -            -          61.4
 Interest expense..............................................        44.1          45.9        136.4         132.8
 Other income - net............................................       (27.1)        (87.4)      (374.8)        (21.7)
                                                                  --------------------------------------------------
                                                                    1,813.5       1,646.0      5,009.5       4,960.7
                                                                  --------------------------------------------------
 Income from continuing operations before income taxes.........       998.4         939.2      2,875.0       2,221.7
 Income taxes..................................................       219.6         206.6        584.5         461.3
                                                                  --------------------------------------------------
 Income from continuing operations.............................       778.8         732.6      2,290.5       1,760.4
                                                                  --------------------------------------------------
 Income from discontinued operations, net of tax...............           -             -            -         174.3
                                                                  --------------------------------------------------
 Net income....................................................   $   778.8      $  732.6    $ 2,290.5      $1,934.7
                                                                  --------------------------------------------------

 EARNINGS PER SHARE - BASIC:
   Income from continuing operations...........................   $     .72      $    .68    $    2.12      $   1.62
   Income from discontinued operations.........................           -             -            -           .16
                                                                  --------------------------------------------------
   Net income..................................................   $     .72      $    .68    $    2.12      $   1.78
                                                                  ==================================================

 EARNINGS PER SHARE - DILUTED:
   Income from continuing operations...........................   $     .71      $    .67    $    2.09      $   1.59
   Income from discontinued operations.........................           -             -            -           .16
                                                                  --------------------------------------------------
   Net income..................................................   $     .71      $    .67    $    2.09      $   1.75
                                                                  ==================================================
 Dividends paid per share......................................   $     .26      $    .23    $     .78      $    .69
                                                                  ==================================================

  See Notes to Consolidated Condensed Financial Statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                    ELI LILLY AND COMPANY AND SUBSIDIARIES

                                                                       September 30, 2000   December 31, 1999
                                                                    ---------------------------------------------
                                                                               (Dollars in millions)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................        $  3,116.2           $ 3,700.4
   Short-term investments.......................................             738.5               135.6
   Accounts receivable, net of allowances
     for doubtful amounts of $91.7 (2000)
     and $79.9 (1999)...........................................           1,394.7             1,443.2
   Other receivables............................................             240.2               399.6
   Inventories..................................................             905.0               899.6
   Deferred income taxes........................................             164.3               240.3
   Prepaid expenses.............................................             333.2               236.8
                                                                    ----------------------------------
   TOTAL CURRENT ASSETS.........................................           6,892.1             7,055.5

OTHER ASSETS
   Prepaid retirement...........................................             896.2               741.1
   Investments..................................................             869.3               180.3
   Goodwill and other intangibles, net of
     allowances for amortization of
     $114.9 (2000) and $107.6 (1999)............................             108.1               118.6
   Sundry.......................................................             815.8               748.2
                                                                    ----------------------------------
                                                                           2,689.4             1,788.2

PROPERTY AND EQUIPMENT
   Land, buildings, equipment, and
     construction-in-progress...................................           7,526.3             7,347.3
   Less allowances for depreciation.............................           3,522.8             3,365.8
                                                                    ----------------------------------
                                                                           4,003.5             3,981.5
                                                                    ----------------------------------
                                                                         $13,585.0           $12,825.2
                                                                    ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings........................................      $       45.0          $    241.5
   Accounts payable.............................................             375.9               445.5
   Employee compensation........................................             390.4               489.3
   Dividends payable............................................               -                 283.0
   Income taxes payable.........................................           1,731.1             1,445.3
   Other liabilities............................................           1,151.6             1,030.8
                                                                    ----------------------------------
   TOTAL CURRENT LIABILITIES....................................           3,694.0             3,935.4

LONG-TERM DEBT..................................................           2,785.4             2,811.9
DEFERRED INCOME TAXES...........................................              77.5               137.0
RETIREE MEDICAL BENEFIT OBLIGATION..............................              94.1               115.7
OTHER NONCURRENT LIABILITIES....................................             869.9               812.2
                                                                    ----------------------------------
                                                                           3,826.9             3,876.8

COMMITMENTS AND CONTINGENCIES...................................               -                  -

SHAREHOLDERS' EQUITY
   Common stock.................................................             704.9               682.0
   Additional paid-in capital...................................           2,610.0                 -
   Retained earnings............................................           6,259.1             4,985.6
   Employee benefit trust.......................................          (2,635.0)                -
   Deferred costs-ESOP..........................................            (136.4)             (139.9)
   Accumulated other comprehensive income.......................            (629.2)             (406.4)
                                                                    ----------------------------------
                                                                           6,173.4             5,121.3
   Less cost of common stock in treasury........................             109.3               108.3
                                                                    ----------------------------------
                                                                           6,064.1             5,013.0
                                                                    ----------------------------------
                                                                         $13,585.0           $12,825.2
                                                                    ==================================

See Notes to Consolidated Condensed Financial Statements.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                    ELI LILLY AND COMPANY AND SUBSIDIARIES

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                    2000            1999
                                                                                 --------------------------
                                                                                   (Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................................          $2,290.5       $1,934.7
Adjustments to Reconcile Net Income to Cash
   Flows from Operating Activities:
Changes in operating assets and liabilities.............................             206.2         (741.0)
Depreciation and amortization...........................................             359.9          340.4
Change in deferred taxes................................................             (74.9)         184.3
Gain related to sale of Kinetra, net of tax.............................            (214.4)             -
Gain related to sale of PCS, net of tax.................................                 -         (174.3)
Asset impairment, net of tax............................................                 -           39.9
Other, net..............................................................              84.3           84.5
                                                                                 --------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES...............................           2,651.6        1,668.5

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment.................................            (433.0)        (320.2)
Purchase of investments.................................................          (1,484.5)         (36.2)
Proceeds from sale of investments.......................................             534.7          126.3
Other, net..............................................................             (96.9)         (92.7)
Proceeds from sale of PCS...............................................                 -        1,600.0
                                                                                 --------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.....................          (1,479.7)       1,277.2

CASH FLOWS FROM  FINANCING ACTIVITIES
Dividends paid..........................................................            (845.0)        (751.5)
Purchase of common stock and other capital
   transactions.........................................................            (754.2)      (1,292.7)
Issuances under stock plans.............................................             124.5          132.0
Net change in short-term borrowings.....................................            (191.4)         (34.8)
Net repayments of long-term debt........................................             (23.9)         832.3
                                                                                 --------------------------

NET CASH USED FOR FINANCING ACTIVITIES..................................          (1,690.0)      (1,114.7)

Effect of exchange rate changes on cash and cash equivalents............             (66.1)         (34.8)
                                                                                 --------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................            (584.2)       1,796.2

Cash and cash equivalents at January 1..................................           3,700.4        1,495.7
                                                                                 --------------------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30...............................          $3,116.2       $3,291.9
                                                                                 ==========================

See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                    ELI LILLY AND COMPANY AND SUBSIDIARIES

                                                                               Three Months Ended          Nine Months Ended
                                                                                  September 30,              September 30,
                                                                                2000         1999          2000          1999
                                                                           --------------------------------------------------
                                                                                            (Dollars in millions)
 Net income............................................................       $778.8        $732.6     $2,290.5      $1,934.7
 Other comprehensive income/(loss)/1/..................................        (76.1)         37.4       (222.8)       (141.0)
                                                                           --------------------------------------------------
 Comprehensive income..................................................       $702.7        $770.0     $2,067.7      $1,793.7
                                                                           ==================================================

     /1/The significant component of other comprehensive income/(loss) was a loss of $96.1 million and $216.6 million from foreign currency translation adjustments for the three months and nine months ended September 30, 2000, respectively, as compared to gains of $32.7 million and losses of $140.2 million for the three months and nine months ended September 30, 1999, respectively.

   See Notes to Consolidated Condensed Financial Statements.

   SEGMENT INFORMATION

   The company operates in one significant business segment - pharmaceutical products. Operations of the animal health business are not material and share many of the same economic characteristics as pharmaceutical products. The company's business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business was $47 million and $36 million, respectively, for the three months ended September 30, 2000 and 1999 and $127 million and $105 million, respectively, for the nine months ended September 30, 2000 and 1999.

   SALES BY PRODUCT CATEGORY

   Worldwide sales by product category for the three months and nine months of 2000 and 1999 were as follows:

                                                                               Three Months Ended        Nine Months Ended
                                                                                 September 30,             September 30,
                                                                                2000         1999       2000          1999
                                                                           --------------------------------------------------
                                                                                            (Dollars in millions)
 Net sales - to unaffiliated customers
    Neurosciences......................................................     $1,385.9      $1,252.3     $3,726.5      $3,430.0
    Endocrinology......................................................        669.6         558.4      1,893.4       1,445.8
    Anti-infectives....................................................        194.4         245.8        648.6         742.6
    Animal health......................................................        164.4         149.5        471.1         435.5
    Oncology...........................................................        160.5         126.3        415.8         341.2
    Cardiovascular.....................................................        137.9         151.1        445.0         459.3
    Gastrointestinal...................................................         79.5          82.0        232.9         274.8
    Other pharmaceuticals..............................................         19.7          19.8         51.2          53.2
                                                                           --------------------------------------------------
Net sales..............................................................     $2,811.9      $2,585.2     $7,884.5      $7,182.4
                                                                           ==================================================

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

CONTINGENCIES

Barr Laboratories, Inc. (Barr), and Geneva Pharmaceuticals, Inc. (Geneva), have each submitted an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic forms of Prozac(R) before the expiration of the company's patents. The ANDAs assert that two U.S. patents held by Lilly covering Prozac are invalid and unenforceable. The company filed suit against Barr and Geneva in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. In January 1999, the trial court granted summary judgment in favor of Lilly on two of the four claims raised by Barr and Geneva against Lilly's patents. That decision was appealed to the Court of Appeals for the Federal Circuit. Barr and Geneva dismissed their other two claims in exchange for a $4 million payment. On August 9, 2000, the Court of Appeals upheld the 2001 compound patent but held that the 2003 method of use patent was invalid. The company has filed a petition for rehearing by the Court of Appeals.

In late 1998, three additional generic pharmaceutical companies, Zenith
Goldline Pharmaceuticals, Inc. (Zenith); Teva Pharmaceuticals USA (Teva); and Cheminor Drugs, Ltd. (Cheminor), together with one of its subsidiaries, filed ANDAs for generic forms of Prozac, asserting that the 2003 patent is invalid and unenforceable. Also in late 1998, Novex Pharma, a division of Apotex, Inc., changed its previously-filed ANDA to assert that both the 2001 and 2003 patents are invalid and unenforceable. Lilly has filed suits against the four companies in federal court in Indianapolis. In November 1999, Lilly filed a lawsuit against Cheminor and Schein Pharmaceuticals, Inc. (Schein), based on their ANDA filing for an additional dosage form. In March 2000, another generic company, Alphapharm Pty., Ltd. (Alphapharm) filed an ANDA challenging the company's patents. In April 2000, Barr notified the company that it filed a second ANDA for an additional dosage form. In May 2000, the company filed suits in federal court in Indianapolis against Barr and Alphapharm. In June 2000, the company received notice that Alphapharm had filed an amended ANDA for an additional dosage form. In July 2000, the company received notice that Teva filed a second ANDA for an additional dosage form. In August 2000, the company filed a suit against Alphapharm in Indianapolis. In September 2000, the company filed a second suit against Teva in federal court in Indianapolis.

Assuming the Prozac patent ruling is not overturned and assuming the FDA grants the company market exclusivity in the U.S. until August 2, 2001 in connection with pediatric studies, the company expects a very substantial decline in Prozac sales in the U.S. in the twelve months following the entry of generic fluoxetine in the U.S. market in August, 2001. Prozac sales in the U.S. represent a significant portion of the company's overall sales, accounting for approximately 21 percent of the company's consolidated worldwide sales in the first nine months of 2000. The company believes that the Prozac patent litigation will not have a material adverse effect on the company's consolidated financial position or liquidity.

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

The environmental liabilities and litigation accruals have been reflected in the company's consolidated condensed balance sheet at the gross amount of approximately $151.8 million at September 30, 2000. Estimated insurance recoverables of approximately $91.7 million at September 30, 2000, have been reflected as assets in the consolidated balance sheet.

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

SHAREHOLDER'S EQUITY

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

The company announced a $3 billion share repurchase program in 2000. Approximately 11.2 million shares were repurchased through the nine-month period ended September 30, 2000, at a cost of approximately $775 million. In connection with the share repurchase program, the company has entered into agreements to purchase shares of the company's stock. As of September 30, 2000, the company has agreements to purchase up to approximately 4.5 million shares of company stock from an independent third party at various times through the expiration of the agreements in December 2002, at prices ranging from $78 to $100 per share. The number of shares to be purchased will be reduced ratably each quarter through the expiration of the agreements. In addition, as of September 30, 2000, written equity put options, purchased call options and other derivative contracts for purchase of a total of approximately 3 million shares remain outstanding at prices ranging from $69 to $80 per share with expiration dates ranging from October 2000 to November 2002. If the options are exercised, the contracts allow the company, at its option, to repurchase the shares for cash or deliver to the holder cash or shares for the difference between the contractual exercise price and the market price of the company's stock. The company's objective with the above hedging agreements is to reduce the average price of repurchased shares.

ACCOUNTING CHANGES

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which summarized the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The company must comply with SAB No. 101 by the end of 2000. The company does not expect that SAB No. 101 will have a material effect on its consolidated results of operations.

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Statement 133 was amended in June 1999 and is now required to be adopted in years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The company will adopt Statement 133 on January 1, 2001. The statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness (the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item) will be immediately recognized in earnings. The company anticipates that adopting Statement 133 will not have a material effect on the consolidated results of operations and financial position of the company based on the derivatives owned by the company at September 30, 2000, anticipated derivative purchases prior to adoption, and anticipated market rates as of January 1, 2001.

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

UNUSUAL ITEMS

During the first quarter of 2000, the company sold its interest in Kinetra
LLC, a joint venture between the company and EDS, to WebMD Corporation (WebMD) in exchange for shares of WebMD common stock. A gain of $214.4 million was recognized on the combined effect of the transaction and the subsequent sale of the majority of those shares of WebMD stock. The gain is included in other income in the consolidated condensed statement of income.

During the fourth quarter of 1999, the company realized an estimated $91 million of sales as a result of year-2000-related wholesaler buying that normally would have been realized during the first quarter of 2000.

During the third quarter of 1999, the company recognized a pretax gain of $67.8 million on the sale of the U.S. and Puerto Rican marketing rights of Lorabid(R), an antibiotic used in the treatment of bacterial infections, to King Pharmaceuticals, Inc. The gain was included in other income in the consolidated condensed statement of income. The company has an opportunity to receive additional payments if certain sales performance milestones are achieved.

During the first quarter of 1999, the company recognized a pretax charge of $150.0 million, which resulted from a contribution made to Eli Lilly and Company Foundation, the non-profit foundation through which the company makes charitable contributions. The charge for the contribution was included in other income in the consolidated condensed statement of income.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS FROM CONTINUING OPERATIONS

Income from continuing operations was $778.8 million, or $.71 per share, for the third quarter of 2000, compared with $732.6 million, or $.67 per share, for the third quarter of 1999, representing increases in earnings and earnings per share of 6 percent. Excluding the effect of a one-time gain on the sale of Lorabid marketing rights during the third quarter of 1999 which is discussed further below, earnings and earnings per share increased by 15 percent. Reported income from continuing operations was $2.29 billion, or $2.09 per share, for the first nine months of 2000, compared with $1.76 billion, or $1.59 per share, for the first nine months of 1999. Comparisons between the nine month periods are made difficult by the impact of several unusual items that are reflected in the company's operating results for both periods. Excluding these unusual items, which are discussed further below, income from continuing operations for the nine month periods of 2000 and 1999 would have been $2.14 billion, or $1.95 per share, and $1.84 billion, or $1.67 per share, respectively. This represents increases in earnings and earnings per share of 16 percent and 17 percent, respectively, for the nine month period. Income from continuing operations for the quarter and nine month period was favorably affected by increased sales, improved gross margins, and increased interest income, offset somewhat by higher operating expenses (as defined below) as a percent of sales.

Earnings per share for the nine month period of 2000 benefited from a lower number of shares outstanding resulting from the company's share repurchase programs.

As noted above, several unusual items are reflected in the company's operating results for the nine month periods of 2000 and 1999. These transactions are summarized as follows (see "Unusual Items" and "Discontinued Operations" in the Notes to Consolidated Condensed Financial Statements for additional information):

- The company recognized a gain of $214.4 million on the sale of its interest in Kinetra LLC to WebMD and the subsequent sale of WebMD stock, which increased earnings per share by approximately $.20 in the first quarter of 2000.
- The company realized an estimated $91 million of sales as a result of year-2000-related wholesaler buying during the fourth quarter of 1999 that normally would have been realized in the first quarter of 2000, which decreased earnings per share by approximately $.06 in the first quarter of 2000.
- The company recognized a pretax gain of $67.8 million on the sale of the U.S. and Puerto Rican marketing rights of Lorabid, which increased earnings per share by approximately $.05 in the third quarter of 1999.
- The company recognized a pretax charge of $150.0 million as the result of a contribution to Eli Lilly and Company Foundation, which decreased earnings per share by approximately $.09 in the first quarter of 1999.
- The company recognized a pretax charge of $61.4 million associated with the impairment of certain manufacturing assets, which decreased earnings per share by approximately $.04 in the first quarter of 1999.
- The company recognized a gain on the disposal of PCS of $174.3 million, net of $8.7 million tax benefit, which increased earnings per share by approximately $.16, net of tax, in the first quarter of 1999.

The company's sales for the third quarter of 2000 increased 9 percent, to $2.81 billion, compared with the third quarter of 1999. Sales growth was led by Zyprexa(R), diabetes care products, Evista(R), and Gemzar(R), partially offset by lower sales of Prozac, anti-infectives, and ReoPro(R). Sales in the U.S. increased 12 percent, to $1.87 billion, for the third quarter of 2000 compared with the third quarter of 1999. Sales outside the U.S. increased 3 percent, to $944.4 million. Worldwide sales for the quarter reflected volume growth of 10 percent and a 1 percent increase in selling prices, partially offset by an unfavorable exchange rate impact of 2 percent.

The company's reported sales for the first nine months of 2000 increased 10 percent, to $7.88 billion, compared with the first nine months of 1999. Sales growth was led by Zyprexa, diabetes care products, Evista, and Gemzar, partially offset by lower sales of Prozac, anti-infectives, Axid(R), and ReoPro. Sales in the U.S. increased 12 percent, to $5.03 billion, for the nine month period of 2000 compared with the nine month period of 1999. Sales outside the U.S. increased 6 percent, to $2.85 billion. Worldwide sales reflected volume growth of 12 percent, partially offset by an unfavorable exchange rate impact of 2 percent, while selling prices remained flat.

Prozac and Sarafem(TM) had combined worldwide sales of $680.2 million and $1.90 billion for the third quarter and nine month period of 2000, respectively, representing decreases of 1 percent and 3 percent, compared with the same periods of 1999. Sarafem, launched in the U.S. in August 2000 for the treatment of premenstrual dysphoric disorder (PMDD), had sales of $10.0 million for the third quarter of 2000. Prozac and Sarafem combined sales in the U.S. increased 6 percent, to $598.7 million for the quarter, primarily as a result of the Sarafem launch and wholesaler stocking during the third quarter of 2000. For the nine month period, sales increased 4 percent, to $1.65 billion, primarily due to abnormally low wholesaler buying during the first quarter of 1999, as well as the factors noted previously. Prozac sales outside the U.S. decreased 35 percent, to $81.5 million, for the quarter and 33 percent, to $257.3 million, for the nine month period, primarily due to continuing generic competition in the U.K. On August 9, 2000, the Court of Appeals for the Federal Circuit affirmed a lower court decision upholding the company's February 2001 U.S. patent on Prozac but ruled that the company's December 2003 patent is invalid. Reference is made to the discussion of the Prozac patent litigation under Part II, Item 1 of this Form 10-Q. For additional information on the expected financial impact of the ruling, see the "Financial Expectations for 2001 and 2002" section below.

Zyprexa had worldwide sales of $644.9 million and $1.65 billion for the third quarter and nine month period of 2000, respectively, representing increases of 28 percent and 27 percent, compared with the same periods of 1999. Sales in the U.S. increased 28 percent, to $474.6 million, for the quarter and 24 percent, to $1.17 billion, for the nine month period. Sales outside the U.S. increased 29 percent, to $170.3 million, for the quarter and 37 percent, to $482.6 million, for the nine month period.

Gemzar had worldwide sales of $155.1 million and $399.0 million for the third quarter and nine month period of 2000, respectively, representing increases of 30 percent and 25 percent, compared with the same periods of 1999. Sales in the U.S. increased 30 percent, to $92.8 million, for the quarter and 19 percent, to $220.7 million, for the nine month period. Sales outside the U.S. increased 30 percent, to $62.3 million, for the quarter and 32 percent, to $178.3 million, for the nine month period.

Evista had worldwide sales of $141.5 million and $375.7 million for the third quarter and nine month period of 2000, respectively, representing increases of 53 percent and 76 percent, compared with the same periods of 1999. Sales in the U.S increased 45 percent, to $119.3 million, for the quarter and 67 percent, to $314.6 million, for the nine month period. Increases in Evista sales in the U.S. were due, in part, to the FDA approval for the treatment of postmenopausal osteoporosis in the U.S., which was received in September of 1999. Sales outside the U.S. increased 108 percent, to $22.2 million, for the quarter and 142 percent, to $61.2 million, for the nine month period.

ReoPro had worldwide sales of $97.7 million and $312.5 million for the third quarter and nine month period of 2000, respectively, representing decreases of 9 percent and 3 percent, compared with the same periods of 1999. The decline in sales for both periods was due to increased competition in the U.S.

Diabetes care worldwide revenues, composed primarily of Humulin(R), Humalog(R), and Actos(R), increased to $450.0 million and $1.30 billion for the third quarter and nine month period of 2000, respectively, representing increases of 14 percent and 27 percent, compared with the same periods of 1999. Diabetes care revenues in the U.S. increased 14 percent, to $285.1 million, for the quarter and 28 percent, to $789.2 million, for the nine month period. Sales outside the U.S. increased 16 percent, to $164.9 million, for the quarter and 26 percent, to $506.4 million, for the nine month period. Worldwide Humulin sales of $282.6 million declined 3 percent for the quarter largely as a result of patients shifting to Humalog and Humalog mix products. Worldwide Humulin sales of $821.3 million increased 6 percent for the nine month period. Worldwid e Humalog sales of $90.6 million for the quarter and $239.3 million for the nine month period increased 54 percent and 58 percent, respectively. Sales of Humalog for the quarter and nine month period benefited from the U.S. launch of Humalog Mix75/25 Pen in the first quarter of 2000. The company received service revenues of $61.2 million and $178.9 million, respectively, for the third quarter and nine month period of 2000 relating to sales of Actos. Actos, an oral agent for the treatment of type 2 diabetes, was introduced to the U.S. diabetes market in the third quarter of 1999. Actos is manufactured and sold in the U.S. by Takeda Chemical Industries, Ltd., and is copromoted by the company.

Anti-infectives had worldwide sales of $194.4 million and $648.6 million for the third quarter and nine month period of 2000, respectively, representing decreases of 21 percent and 13 percent, compared with the same periods of 1999. Lower sales of anti-infectives for both periods were due to continuing competitive pressures, with cefaclor and Lorabid accounting for the majority of the decline. Sales in the U.S. decreased 41 percent and 21 percent for the quarter and nine month period, respectively. Sales outside the U.S. decreased 15 percent and 10 percent for the quarter and nine month period, respectively.

Axid had worldwide sales of $79.5 million and $232.9 million for the third quarter and nine month period of 2000, respectively, representing decreases of 3 percent and 15 percent, compared with the same periods of 1999.

For the third quarter of 2000, gross margins improved to 82.6 percent compared with 78.8 percent for the third quarter of 1999. For the nine month period of 2000, gross margins improved to 81.1 percent compared with 78.7 percent for the nine month period of 1999. The improved gross margin for both periods was primarily the result of favorable product mix, and to a lesser extent manufacturing volume increases.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 15 percent for the third quarter of 2000 and for the nine month period of 2000.

Investment in research and development increased 14 percent, to $506.1 million, for the third quarter and 12 percent, to $1.47 billion, for the nine month period, as the company continues to invest heavily in both its internal research and development programs and external collaborations. Marketing and administrative expenses increased 15 percent from the third quarter of 1999 and 18 percent from the nine month period of 1999, as the company continues to invest in sales force expansions and increased marketing efforts.

Net other income for the third quarter of 2000 increased $7.5 million, to $27.1 million, excluding the third quarter 1999 gain on the sale of Lorabid marketing rights. Net other income for the nine month period of 2000 increased $57.5 million, to $161.4 million, excluding the first quarter 2000 gain on the sale of Kinetra LLC, the third quarter 1999 gain on the sale of Lorabid marketing rights, and the first quarter 1999 charge from funding Eli Lilly and Company Foundation. The increase for both periods was primarily due to an increase in interest income.

For both the third quarters of 2000 and 1999, the effective tax rate was 22.0 percent. The effective tax rate for the nine month period of 2000 was 20.3 percent compared with 20.8 percent for the nine month period of 1999. Excluding the impact of the unusual items discussed previously, the effective tax rate would have been 22.0 percent for both nine month periods.

FINANCIAL CONDITION

As of September 30, 2000, cash, cash equivalents and short-term investments totaled $3.85 billion as compared with $3.84 billion at December 31, 1999. Cash flow from operations of $2.65 billion was offset primarily by dividends paid of $845.0 million, shares repurchased and other capital transactions of $754.2 million, a decrease in debt of $223.0 million, and capital expenditures of $442.0 million. Total debt at September 30, 2000, was $2.83 billion, a decrease of $223.0 million from December 31, 1999, primarily due to the repayment of $200 million of euro bonds in February 2000. In March 2000, the company announced a $3.0 billion share repurchase program, following successful completion of a $1.5 billion share repurchase in 1999.

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

FINANCIAL EXPECTATIONS FOR FULL-YEAR 2000

Looking forward to full-year 2000 results excluding unusual items for 2000 and 1999, the company anticipates low double-digit sales growth combined with gross margin improvements, leading to earnings per share growth of approximately 16 percent for 2000 over the 1999 normalized earnings per share of $2.28.

The sales line will be driven by our portfolio of newer products and will grow despite the expected slight decline in combined worldwide Prozac and Sarafem sales for the full year. Actual Prozac sales levels will depend on the effectiveness of the company's marketing efforts in offsetting increased competition, the rate of growth of the antidepressant market, and the stocking patterns of wholesalers, retailers, and consumers. Notably, the company anticipates that Zyprexa sales will grow in the range of 25 to 30 percent and insulin products will increase in the low double digits. Gemzar, Evista, and Actos are expected to continue strong growth for the balance of the year. The company continues to anticipate a decline in worldwide sales of ReoPro.

In addition, the company expects the full-year improvement in gross margin to be greater than 150 basis points. Research and development and marketing and administrative expenses are expected to grow at a rate slightly above the rate of sales as the company continues to invest in its commitment to scientific innovation and increased sales and marketing efforts. The tax rate is expected to remain at approximately 22 percent for the full year.

FINANCIAL EXPECTATIONS FOR 2001 AND 2002

Assuming the Prozac patent ruling is not overturned and assuming the U.S. FDA grants the company market exclusivity in the U.S. until August 2, 2001 in connection with pediatric studies, the company expects a very substantial decline in Prozac sales in the U.S. in the twelve months following the entry of generic fluoxetine in the U.S. market in August, 2001. Prozac sales in the U.S. represent a significant portion of the company's overall sales, accounting for approximately 21 percent of the company's consolidated worldwide sales in the first nine months of 2000.

As a result of the above, excluding any unusual items, the company expects to post single-digit sales and earnings-per-share growth in the calendar years 2001 and 2002, accelerating to double-digit sales and earnings growth in 2003. Solid sales and earnings growth in the first half of 2001 are expected to more than offset declines in the second half of 2001 due to the anticipated entry of generic fluoxetine in August. For 2002, sales and earnings growth in the second half of the year are expected to more than offset declines in the first half of the year.

The company believes that the Prozac patent litigation will not have a material adverse effect on the company's consolidated financial position or liquidity. Actual results will depend on, among other things, the outcome of the appeal of the Federal Circuit ruling; securing the additional six months of market exclusivity from the FDA; the timing, number of entrants, and pricing strategies of generic competitors; the continuing growth of the company's other currently marketed products; and the expected introduction of new products.

RECENT DEVELOPMENT

On October 28, 2000, President Clinton signed the Agriculture, Rural Development, Food and Drug Administration, and Related Agencies Appropriations Act for fiscal year 2001. This legislation includes a provision that repeals the federal ban on the reimportation of most prescription drugs by anyone other than the manufacturer. Consequently, under the new law, wholesalers and pharmacists may be permitted to reimport certain drugs approved for sale in the U.S. and originally sold abroad, subject to several conditions. The law authorizes reimportation from select jurisdictions, including Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, and the European Union. Reimportation of biological products, such as ReoPro, is prohibited.

Before the law takes effect, the Secretary of Health and Human Services (HHS) must "demonstrate" to Congress that the law poses no additional risk to public health and safety and will result in significant reductions in drug costs for American consumers. If HHS can make that demonstration, then the FDA is to draft regulations to implement the law. HHS has stated that it could take up to two years to put regulations in place followed by a period of implementation. Finally, the law expires five years after the regulations become effective.

The company cannot predict at this time the extent to which it will be impacted by this legislation or potential future legislative or regulatory developments in this area. However, if widespread reimportation of the company's products were to occur, this could have a material adverse effect on the company's results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company cautions investors that any forward-looking statements or projections made by the company, including those made in this document, are based on management's expectations at the time they are made, but they are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, and other factors that may affect the company's operations and prospects are discussed in Exhibit 99 to this Form 10-Q filing. In particular, the company's expectations may be affected by the timing of the entry of generic fluoxetine in the U.S., by competitive developments affecting its growth products, by the uncertainties of new product development, and possible U.S. legislation affecting pharmaceutical pricing and reimbursement. The company undertakes no duty to update forward-looking statements.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

PROZAC PATENT LITIGATION

In March 1996 the company was informed by Barr Laboratories, Inc. (Barr), a generic pharmaceutical manufacturer, that it had submitted an abbreviated new drug application (ANDA) to the U.S. FDA seeking to market a generic form of Prozac in the United States several years before the expiration of the company's patents. Barr has alleged that the company's U.S. patents covering Prozac are invalid and unenforceable. The compound patent expires in February 2001 and a patent for the method of use of the compound expires in December 2003. These patents are material to the company.

On April 11, 1996, the company filed suit in the United States District Court for the Southern District of Indiana seeking a ruling that Barr's challenge to the two patents is without merit. In 1997, Geneva Pharmaceuticals, Inc. (Geneva), another generic manufacturer, submitted a similar ANDA and, like Barr, asserted that the company's U.S. Prozac patents are invalid and unenforceable. On June 23, 1997, the company sued Geneva in the same court seeking a similar ruling as in the Barr suit. The two suits were consolidated. On January 12, 1999, the trial court judge for the Southern District of Indiana granted partial summary judgment in the company's favor, dismissing the claims of Barr and Geneva based on the patent doctrines of "best mode" and "double patenting." On January 25, 1999, Barr and Geneva agreed to abandon their remaining two claims (based on the patent doctrines of "anticipation" and "inequitable conduct") in exchange for a payment of $4 million to be shared among Barr, Geneva, and a third defendant, Apotex, Inc. (Apotex). Barr, Geneva, and Apotex appealed the trial court's January 12, 1999 rulings to the Court of Appeals for the Federal Circuit. On August 9, 2000, the Court of Appeals upheld the 2001 compound patent but held that the 2003 method of use patent was invalid on the basis of "double patenting." On October 6, 2000, the company petitioned for a rehearing by the Court of Appeals. Petitions for rehearing by the Court of Appeals for the Federal Circuit are rarely granted; therefore there can be no assurance that the court will rehear this matter. There can also be no assurance that, if the case is accepted for review by the court, the decision invalidating the 2003 patent will be reversed. Should the company be unsuccessful in overturning the decision upon a rehearing, the company would petition the U.S. Supreme Court for a writ of certiorari. However, the U.S. Supreme Court rarely grants such petitions in patent cases.

In late 1998, three additional generic manufacturers, Zenith Goldline Pharmaceuticals, Inc. (Zenith), Teva Pharmaceuticals USA (Teva), and Cheminor Drugs, Ltd. (Cheminor) together with one of its subsidiaries filed ANDAs for generic forms of Prozac, asserting that the December 2003 patent is invalid and unenforceable. Also, in December 1998, Novex Pharma, a division of Apotex, changed its previously-filed ANDA to assert that both the 2001 and 2003 patents are invalid and unenforceable. The company filed lawsuits in the United States District Court of the Southern District of Indiana seeking rulings that the four companies' challenges to the patent(s) are without merit. In November 1999, the company filed a lawsuit in federal court in Indiana against Cheminor and Schein Pharmaceuticals, Inc. (Schein), based on their ANDA filing for an additional dosage form. In March 2000, the company received notice that another generic manufacturer, Alphapharm Pty., Ltd. (Alphapharm), had filed an ANDA for one dosage form, asserting that both the 2001 and 2003 patents are invalid and unenforceable. In April 2000, Barr notified the company that it filed a second ANDA for an additional dosage form. In May 2000, the company filed suits in federal court in Indianapolis against Barr and Alphapharm, seeking rulings that their challenges to the company's patents are without merit. In June 2000, the company received notice that Alphapharm had filed an amended ANDA on an additional dosage form. In July 2000, the company received notice that Teva has filed a second ANDA for an additional dosage form. In August 2000, the company filed a second suit against Alphapharm in federal court in Indianapolis. In September 2000, the company filed a second suit against Teva in federal court in Indianapolis.

For more discussion on the expected financial impact of this litigation, see "Financial Expectations for 2001 and 2002" under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.  Changes in Securities and Use of Proceeds

Reference is made to the information on sales of put options and other equity derivatives related to repurchases of Lilly stock as described in the accompanying notes to consolidated condensed financial statements. All such transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. No public offering or public solicitation was used in the offering of these securities. The transactions were privately negotiated, and all offerees and purchasers were accredited investors and/or qualified institutional buyers.

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

     The company filed no reports on Form 8-K during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ELI LILLY AND COMPANY
                               ---------------------
                               (Registrant)


Date    November 14, 2000                /s/ Alecia A. DeCoudreaux
     -------------------------           ---------------------------
                                         Secretary and Deputy General Counsel

Date    November 14, 2000                /s/ Arnold C. Hanish
     -------------------------           ---------------------------
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