Form 10-K
period 2000-12-31
LILLY ELI & CO
filed 2001-03-28
CIK 59478

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

Commission file number 001-6351

Eli Lilly and Company

An Indiana corporation	I.R.S. employer number 35-0470950

Address: Lilly Corporate Center, Indianapolis, Indiana 46285

Telephone number, including area code: (317) 276-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock	New York and Pacific Stock Exchanges
Preferred Stock Purchase Rights	New York and Pacific Stock Exchanges
8-1/8% Notes Due December 1, 2001	New York Stock Exchange
8-3/8% Notes Due December 1, 2006	New York Stock Exchange
6.57% Notes Due January 1, 2016	New York Stock Exchange
7-1/8% Notes Due June 1, 2025	New York Stock Exchange
6.77% Notes Due January 1, 2036	New York Stock Exchange

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

Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 15, 2001 (Common Stock):  $72,232,845,230.

Number of shares of common stock outstanding as of February 15, 2001:  1,125,533,066.

Portions of the following documents have been incorporated by reference into this report:

Registrant’s Document	Parts Into Which Incorporated

Annual Report to Shareholders for	Parts I, II, and IV
fiscal year ended December 31, 2000

Proxy Statement dated March 5, 2001	Part III

Part I

Item 1.        Business

Eli Lilly and Company (the “Company” or “Registrant”, which may be referred to as “we”, “us”, or “our”) celebrates its 125th year of business in 2001. The Company was incorporated in 1901 in Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. We discover, develop, manufacture, and sell products in one significant business segment—pharmaceutical products. Operations of our animal health business segment are not material to our financial statements. We manufacture and distribute our products through owned or leased facilities in the United States, Puerto Rico, and 30 other countries. Our products are sold in approximately 160 countries.

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

Products

Pharmaceutical Products

Our pharmaceutical products include:

Neuroscience products, our largest-selling product group, including Prozac®, indicated for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder; Zyprexa®, a product for the treatment of schizophrenia and acute bipolar mania; the Darvon® line of analgesic products; Permax®, a treatment for Parkinson’s disease; and Sarafem™, for the treatment of pre-menstrual dysphoric disorder;

Endocrine products, including Humulin®, human insulin produced through recombinant DNA technology; Humalog®, a rapid-acting injectable human insulin analog of recombinant DNA origin; Iletin®, animal-source insulin; Actos®, an oral agent for Type 2 diabetes that is manufactured and sold by a unit of Takeda Chemical Industries, Ltd. of Japan and co-promoted by us in the U.S. and certain other countries; Evista®, a selective estrogen receptor modulator product for the prevention and treatment of osteoporosis in post-menopausal women; and Humatrope®, human growth hormone produced by recombinant DNA technology;

Anti-infectives, including the oral antibiotics Ceclor®, Dynabac®, Keflex®, Keftab®, and Lorabid®, used in the treatment of a wide range of bacterial infections; Vancocin® HCl, an injectable antibiotic used primarily to treat staphylococcal infections; and the injectable antibiotics Nebcin®, Tazidime®, Kefurox®, and Kefzol®, used to treat a wide range of bacterial infections in the hospital setting;

Cardiovascular agents, including ReoPro®, a monoclonal antibody product developed and manufactured by Centocor, Inc. (a unit of Johnson & Johnson) and co-marketed by Centocor and us for use as an adjunct to percutaneous coronary intervention (“PCI”), including patients undergoing angioplasty, atherectomy or stent placement; Dobutrex®, an agent for cardiac decompensation; and Cynt™, marketed outside the United States for treatment of hypertension;

Oncology products, including Gemzar®, indicated for treatment of pancreatic cancer and, in combination with other agents, for treatment of non-small-cell lung cancer; Oncovin®, indicated for treatment of acute leukemia and, in combination with other oncolytic agents, for treatment of several different types of advanced cancers; Velban®, used in a variety of cancers; and Eldisine®, indicated for treatment of acute childhood leukemia resistant to other drugs; and

An antiulcer agent, Axid®.

Animal Health Products

Animal health products include Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry and to improve feed efficiency and growth; Rumensin®, a cattle feed additive that improves feed efficiency and growth; Coban®, Monteban® and Maxiban®, anticoccidial agents for use in poultry; Apralan®, an antibiotic used to control enteric infections in calves and swine; Micotil® and Pulmotil®, antibiotics used to treat respiratory disease in cattle and swine, respectively; Surmax® (sold as Maxus® in some countries), a performance enhancer for swine and poultry; and Paylean®, a leanness and performance enhancer for swine.

Marketing

We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local needs.

Pharmaceuticals – United States

In the United States, we distribute pharmaceutical products principally through approximately 190 independent wholesale distributors. Our marketing policy is designed to assure that products are immediately available to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Three wholesale distributors in the United States each accounted for between 14 and 18 percent of our consolidated net sales in 2000. No other distributor accounted for more than 10 percent of consolidated net sales. We also sell pharmaceutical products directly to the United States government and other manufacturers, but those sales are not material.

Salaried sales representatives promote our major pharmaceutical products in the United States. These sales representatives call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. To support our sales representatives’ efforts, we advertise in medical and drug journals, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the United States. Divisions of our sales force are dedicated to product lines or practice areas, such as primary care, neuroscience, diabetes care, critical care, cardiovascular, endocrinology, and oncology. We have entered into licensing arrangements under which other companies market certain products manufactured by the Company, such as Axid, Lorabid, Ceclor CD, and Permax.

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

Pharmaceuticals – Outside the United States

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

Patents, Trademarks, and Other Intellectual Property Rights

Intellectual property protection is, in the aggregate, material to our ability to successfully commercialize our life sciences innovations. We own, have applied for, or are licensed under, a large number of patents, both in the United States and in other countries, relating to products, product uses, formulations, and manufacturing processes. There is no assurance that the patents we are seeking will be granted or that the patents we have been granted would be found valid if challenged. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with our patented products.

Outside the United States, the standard of intellectual property protection for pharmaceuticals varies widely. While many countries have reasonably strong patent laws, other countries currently provide little or no effective protection for inventions or other intellectual property rights. In recent years, intellectual property protection has been strengthened in some countries because of the adoption of international agreements such as the new World Trade Agreement, and we believe further improvements are possible. It is too soon to assess how much, if at all, we will benefit commercially from these changes.

When a product patent expires, the patent holder often loses effective market exclusivity for the product. This can result in very substantial reductions in sales of the formerly patented product, particularly in the United States. However, in some cases the innovator company can obtain additional commercial benefits through manufacturing trade secrets; later-expiring patents on processes, uses, or formulations; trademark use; or marketing exclusivity that may be available under pharmaceutical regulatory laws.

We consider patent protection for certain products, processes, and uses—particularly that relating to Prozac, Zyprexa, Axid, Humalog, ReoPro, Gemzar, Evista, and Actos—to be important to our operations.

The United States compound patent covering Prozac expired in February 2001. We hold another patent for the method of use of Prozac's active ingredient which expires in December 2003, but the patent claim to that use has been ruled invalid by the U.S. Court of Appeals for the Federal Circuit. We are appealing that decision. See “Legal Proceedings” at page 10 for a further discussion of that litigation. We have also received an additional six months of marketing exclusivity for Prozac in the United States under the terms of the Food and Drug Administration Modernization Act of 1997 (“FDAMA”). This exclusivity results from our conducting clinical studies of Prozac in pediatric populations under a written request of the FDA. Thus, absent success in our pending appeal regarding the 2003 patent, we could experience generic competition for Prozac in the U.S. market beginning on or shortly after August 3, 2001. We expect a very substantial decline in U.S. Prozac sales in the twelve months following the entry of generic competitors. For more information on the expected financial impact of our loss of market exclusivity, see “Financial Expectations for 2001” under Part II, Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition. Outside the United States, Prozac patents generally either have expired or will expire over the next several years.

Other U.S. compound patent expirations include those claiming the respective active ingredients in Axid, 2002; Zyprexa, 2011; Humalog, 2013; and ReoPro, 2015. The Gemzar compound patent in the U.S. expires in 2010, but a use patent covering treatment of neoplasms with Gemzar is in force until 2012. We hold a number of U.S. patents covering Evista and its approved uses in osteoporosis prevention and treatment that we believe can provide us exclusivity in the United States until at least 2012. We are in the process of extending the U.S. compound patent on the active ingredient in Evista, but, even if extended, this patent will expire substantially before 2012. In the United States, our co-promotion agreement with Takeda for Actos runs until 2006. The compound patent for Actos expires in 2006, but Takeda has applied for patent term extension. For many of our products, in addition to the compound patent we hold other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the product patent.

Zenith Goldline Pharmaceuticals, Inc., a generic drug manufacturer, has filed an Abbreviated New Drug Application (ANDA) with the Food and Drug Administration (FDA) seeking permission to market a generic version of Zyprexa prior to the expiration of our U.S. patents for the product. Under the federal Hatch-Waxman Act of 1984, Zenith has filed an ANDA alleging that the patents listed in our Zyprexa New Drug Application (NDA) are invalid or not infringed. This allegation is commonly known as a “Paragraph IV certification.” Under the terms of the Hatch Waxman legislation, any generic manufacturer may file an ANDA with a Paragraph IV certification after the pioneer company has marketed its product for four years. If one or more of the NDA-listed patents are successfully challenged, the first filer of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers. We are taking all measures necessary to defend our patents covering Zyprexa.

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

Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, service, and research and development of new products and processes. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. When we introduce new products with patent protection, they usually must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic products typically invest far less in research and development than research-based pharmaceutical companies; accordingly, they are able to price their products significantly lower than branded products. Therefore, when a branded product loses its market exclusivity, it often faces intense price competition from generic forms of the product. In many countries outside the United States, patent protection is weak or nonexistent. In order for us to successfully compete for business with managed care and pharmacy benefits management organizations, we must demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.

We believe our long-term competitive position depends upon our success in discovering and developing innovative products that serve unmet medical needs and are cost-effective, together with our ability to manufacture the products efficiently and to market them effectively in a highly competitive environment. There can be no assurance that our research and development efforts will result in commercially successful products or that our products or processes will not become outmoded from time to time as a result of products or processes developed by our competitors.

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

On October 28, 2000, President Clinton signed the Agriculture, Rural Development, Food and Drug Administration, and Related Agencies Appropriations Act for fiscal year 2001. This legislation includes a provision that repeals the federal ban on the reimportation of most prescription drugs by anyone other than the manufacturer. Consequently, under the new law, wholesalers and pharmacists may be permitted to reimport certain drugs approved for sale in the US and originally sold abroad, subject to several conditions. The law authorizes reimportation from select jurisdictions, including Australia, Canada, the European Union, Israel, Japan, New Zealand, South Africa, and Switzerland.

Before the law takes effect, the secretary of Health and Human Services (HHS) must “demonstrate” to Congress that the law poses no additional risk to public health and safety and will result in significant reductions in drug costs for American consumers. If HHS can make that demonstration, then the FDA must draft regulations prior to implementing the law. In December 2000, the outgoing secretary of HHS stated that she would be unable to make the demonstration required by the law. It is uncertain what action, if any, may be taken on this bill by the new secretary of HHS or whether Congress will modify the legislation.

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

Research and Development

Our commitment to research and development dates back more than 100 years. Our research and development activities are responsible for the discovery or development of most of the products we offer today. We invest heavily in research and development, which we believe is critical to our long-term competitiveness. At the end of 2000, we employed approximately 6,875 people in pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel. We expended $1.74 billion on research and development activities in 1998, $1.78 billion in 1999, and $2.02 billion in 2000.

We concentrate our pharmaceutical research and development efforts in five therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes and osteoporosis; cancer; cardiovascular diseases; and infectious diseases. However, we remain opportunistic; therefore, we selectively pursue promising leads in other therapeutic areas. We are actively engaged in biotechnology research programs involving recombinant DNA, proteins, and genomics (the development of therapeutics through identification of disease-causing genes and their cellular function). In addition to discovering and developing new chemical entities, we look for ways to expand the value of existing products through new uses and formulations that can provide additional benefits to patients.

To supplement our internal efforts, we collaborate with independent research organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and we contract with others for the performance of research in their facilities. We use the services of physicians, hospitals, medical schools, and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products. We actively seek out investments in external research and technologies that hold the promise to complement and strengthen our own research efforts. These investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, joint ventures, and acquisitions.

We also conduct extensive work in the animal sciences, including animal nutrition and physiology and veterinary medicine. Certain of our research and development activities relating to pharmaceutical products may be applicable to animal health products. An example is the search for agents that will cure infectious disease.

Drug development is time-consuming, expensive, and risky. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take more than twelve years. Candidates can fail at any stage of the process, and even late-stage product candidates could fail to receive regulatory approval. We believe our investments in research, both internally and in collaboration with others, have been rewarded by the number of new pharmaceutical compounds and indications in all stages of development. Among our new investigational compounds in the later stages of development are potential therapies for sepsis, osteoporosis, depression, attention deficit/hyperactivity disorder, male erectile dysfunction, various cancers, urinary incontinence, diabetic complications, and infectious diseases. Further, we are studying many other compounds in the earlier stages of development. We are also developing new uses and formulations for many of our important products, such as Zyprexa, Gemzar, ReoPro, and Evista.

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

In March 2001, we received a warning letter from the FDA following an agency inspection of one of our manufacturing facilities in connection with our pending application for approval to market a rapid-acting intramuscular formulation of Zyprexa. The letter cited several instances of deviations from the FDA's current Good Manufacturing Practices (“cGMP's”). We are working closely with the agency to implement corrective measures to address the cGMP deficiencies. We do not currently expect a material financial impact from the issues raised by the warning letter or the corrective measures we are implementing. However, the timing and nature of the resolution of the cGMP issues will depend on our ability to demonstrate to the satisfaction of the FDA the quality and reliability of our manufacturing controls and procedures. The failure to satisfy cGMP requirements established by the FDA could lead to delays in the release of products and in the approval of new drug applications, recalls or seizures, and other sanctions.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers. All but one of the executive officers have been employed by the Company in executive or managerial positions during the last five years. Charles E. Golden joined the Company as Executive Vice President and Chief Financial Officer and was elected to the Board of Directors in March 1996. He previously had held a number of executive positions with General Motors Corporation (“GM”) including Vice President of GM and Chairman and Managing Director of Vauxhall Motors Limited, a GM subsidiary in the United Kingdom, from 1993 to 1996, Vice President and Treasurer from 1992 to 1993, and Treasurer from 1989 to 1992. We have listed Mitchell E. Daniels, Jr., who resigned in January of 2001 to head the White House Office of Management and Budget, because he was an executive officer throughout 2000.

Unless otherwise indicated, the term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 16, 2001, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer of the Company and any other person pursuant to which the executive officer was selected.

Name	Age	Offices

Sidney Taurel	52	Chairman of the Board (since January 1999), President and
		Chief Executive Officer (since June 1998), and a Director

Charles E. Golden	54	Executive Vice President and Chief Financial Officer (since
		March 1996) and a Director

John C. Lechleiter	47	Executive Vice President, Pharmaceutical Products and
		Corporate Development (since January 2001)

Gerhard N. Mayr	54	Executive Vice President, Pharmaceutical Operations (since
		October 1999)

August M. Watanabe, M.D.	59	Executive Vice President, Science and Technology (since
		February 1996) and a Director

Mitchell E. Daniels, Jr.	51	Senior Vice President, Corporate Strategy and Policy (since
		June 1998) (resigned January 2001)

Rebecca O. Kendall	53	Senior Vice President and General Counsel (since June 1998)

Pedro P. Granadillo	53	Senior Vice President, Human Resources and Manufacturing
		(since June 1998)

Employees

At the end of 2000, we employed approximately 35,700 people, including approximately 17,800 employees outside the United States. A substantial number of our employees have long records of continuous service.

Financial Information Relating to Business Segments and Classes of Products

You can find financial information relating to our business segments and classes of products in our 2000 Annual Report at page 27 under “Segment Information” (pages 14-15 of Exhibit 13 to this Form 10-K). That information is incorporated into this Report by reference.

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

Financial Information Relating to Foreign and Domestic Operations

You can find financial information relating to foreign and domestic operations in our 2000 Annual Report at page 27 under “Segment Information” (pages 14-15 of Exhibit 13). That information is incorporated in this Report by reference.

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

Item 2.        Properties

Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2000, we owned 12 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 9.6 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina and Mayaguez, Puerto Rico. We also lease sales offices in a number of cities located in the United States and abroad.

We own production and distribution facilities in 18 countries outside the United States and Puerto Rico, containing an aggregate of approximately 4.4 million square feet of floor space. Major production sites include facilities in the United Kingdom, France, Spain, Ireland, Brazil, Mexico, and Italy. We lease production and warehouse facilities in Puerto Rico and several countries outside the United States.

Our research and development facilities in the United States consist of approximately 4.0 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Our major research and development facilities abroad are located in Belgium, Germany, and the United Kingdom and contain an aggregate of approximately 610,000 square feet.

We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3.        Legal Proceedings

Prozac Patent Litigation

In 1996 Barr Laboratories, Inc. (“Barr”), a generic pharmaceutical manufacturer, submitted an abbreviated new drug application (“ANDA”) to the U.S. FDA seeking to market a generic form of Prozac in the United States several years before the expiration of our patents. Barr alleged that our U.S. patents covering Prozac are invalid and unenforceable. The compound patent expired in February 2001 and a patent for the method of use of the compound expires in December 2003.

On April 11, 1996, we filed suit in the United States District Court for the Southern District of Indiana seeking a ruling that Barr's challenge to our patents is without merit. In 1997, Geneva Pharmaceuticals, Inc. (“Geneva”), another generic manufacturer, submitted a similar ANDA. On June 23, 1997, we sued Geneva in the same court seeking a similar ruling as in the Barr suit. The two suits were consolidated.

On January 12, 1999, the trial court judge for the Southern District of Indiana granted partial summary judgment in our favor, dismissing the claims of Barr and Geneva based on the patent doctrines of “best mode” and “double patenting.” On January 25, 1999, Barr and Geneva agreed to abandon their remaining two claims (based on the patent doctrines of “anticipation” and “inequitable conduct”) in exchange for a payment of $4 million to be shared among Barr, Geneva, and a third defendant, Apotex, Inc. Barr, Geneva, and Apotex appealed the trial court's January 12, 1999 rulings to the Court of Appeals for the Federal Circuit.

On August 9, 2000, the Court of Appeals ruled in favor of our 2001 patent but found our 2003 patent to be unenforceable for double patenting. On October 6, 2000 we petitioned for a rehearing by the Court of Appeals. The Court of Appeals has not yet ruled on our petition. Such petitions for rehearing are rarely granted; therefore, there can be no assurance that the court will rehear this matter. There can also be no assurance that, if the case is accepted for review by the court, the decision invalidating the 2003 patent will be reversed. Should we be unsuccessful in overturning the decision upon a rehearing, we would petition the U.S. Supreme Court for a writ of certiorari. However, the U.S. Supreme Court rarely grants such petitions in patent cases.

Several other generic manufacturers have also filed ANDAs for generic forms of Prozac, challenging one or both of the patents. In late 1998, Zenith Goldline Pharmaceuticals, Inc., Teva Pharmaceuticals USA, and Cheminor Drugs, Ltd. together with one of its subsidiaries (“Cheminor”) filed ANDAs, challenging the 2003 patent. In January 1999, Novex Pharma, a division of Apotex, Inc., filed an ANDA challenging both patents. Later in 1999, Cheminor and Schein Pharmaceuticals, Inc. each filed an ANDA for a different dosage form. In 2000, Barr and Teva both filed additional ANDAs for the different dosage form, and Alphapharm Pty. Ltd. also filed ANDAs for two dosage forms. We have filed lawsuits in the United States District Court of the Southern District of Indiana seeking rulings that all these challenges to the patent(s) are without merit.

For information about the expected financial impact of the Prozac patent litigation, see “Financial Expectations for 2001” under Part II, Item 7, Management’s Discussion and Analysis of Results of Operation and Financial Condition. That discussion is incorporated by reference in this section.

Other Matters

We are currently a defendant in a variety of product liability litigation lawsuits involving primarily diethylstilbestrol (“DES”) and Prozac. In approximately 75 actions, including several with multiple claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who ingested DES during pregnancy. In another approximately 15 actions, plaintiffs seek to recover damages as a result of the ingestion of Prozac.

In March 1996, the Federal Trade Commission (“FTC”) commenced a non-public antitrust investigation focusing on the pharmaceutical industry practice of providing discounts or rebates to managed-care organizations and certain other purchasers. We have responded to two subpoenas from the FTC requesting production of certain documents and other discovery responses. We believe that all of our actions have been lawful and proper and are cooperating with the investigation.

We are also a defendant in other litigation, including product liability and patent suits, of a character regarded as normal to our business.

While it is not possible to predict or determine the outcome of the legal actions and investigations pending against us, we believe that except as referred to above with respect to the Prozac patent litigation, the costs associated with all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to our consolidated results of operations in any one accounting period.

Item 4.        Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

Part II

Item 5.        Market For the Company's Common Stock and Related Stockholder Matters

You can find information relating to the principal market for our common stock and related stockholder matters, in our 2000 Annual Report under “Selected Quarterly Data (unaudited),” at page 29 (page 16 of Exhibit 13), and “Selected Financial Data (unaudited),” at page 30 (pages 17-18 of Exhibit 13). That information is incorporated in this Report by reference.

You can find information concerning sales of put options and other equity derivatives related to repurchases of Lilly stock in Note 9 to the consolidated condensed financial statements, pages 37-38 of our 2000 Annual Report (pages 26-28 of Exhibit 13). All those transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. No public offering or public solicitation was used in the offering of those securities. The transactions were privately negotiated, and all offerees and purchasers were accredited investors and/or qualified institutional buyers.

Item 6.        Selected Financial Data

You can find selected financial data for each of our five most recent fiscal years in our 2000 Annual Report under “Selected Financial Data (unaudited),” at page 30 (pages 17-18 of Exhibit 13). That information is incorporated in this Report by reference.

Item 7.        Management's Discussion and Analysis of Results of Operations and Financial Condition

You can find management's discussion and analysis of results of operations and financial condition in the following portions of our 2000 Annual Report (found at pages 1-8 of Exhibit 13):

“Review of Operations—Operating Results From Continuing Operations—2000” (pages 16-19)
“Review of Operations—Operating Results From Continuing Operations—1999” (pages 19-20)
“Review of Operations—Discontinued Operations” (page 20)
“Review of Operations—Financial Condition” (pages 20-21)
“Review of Operations—Euro Conversion” (pages 21-22)
“Review of Operations—Financial Expectations for 2001” (page 22)
“Review of Operations—Legal and Environmental Matters” (pages 22-23)
“Review of Operations—Other Matters” (page 23)
“Review of Operations—Private Securities Litigation Reform Act of 1995 – a Caution Concerning Forward-Looking Statements” (page 23)

The information referred to above is incorporated in this Report by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) in our 2000 Annual Report at “Review of Operations – Financial Condition” at page 21 (page 5 of Exhibit 13). That information is incorporated in this Report by reference.

Item 8.        Financial Statements and Supplementary Data

You can find the consolidated financial statements of the Company and its subsidiaries in our 2000 Annual Report at pages 18, 24-26, and 28 (Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Consolidated Statements of Comprehensive Income), page 27 (Segment Information), and pages 31-43 (Notes to Consolidated Financial Statements) (together, pages 9-15 and 19-34 of Exhibit 13). You can find the Report of Independent Auditors at page 45 of the Annual Report (page 36 of Exhibit 13). All of the above information is incorporated in this Report by reference.

Also incorporated by reference is information on quarterly results of operations, which can be found in our 2000 Annual Report under “Selected Quarterly Data (unaudited),” at page 29 (page 16 of Exhibit 13).

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.     Directors and Executive Officers of the Company

You can find information relating to our Board of Directors in our Proxy Statement dated March 5, 2001, under “Board of Directors” at pages 5-8, and information relating to our executive officers at page 8 of this Form 10-K under “Executive Officers of the Company.” In addition, you can find information relating to certain filing obligations of directors and executive officers under the federal securities laws in the Proxy Statement under “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” at page 29. All of that information is incorporated in this Report by reference.

Item 11.     Executive Compensation

You can find information on executive compensation in the Proxy Statement under “Directors’ Compensation” and “Executive Compensation” at pages 14-22. That information is incorporated in this Report by reference, except that the Compensation Committee Report is not incorporated in this Report.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

You can find information relating to ownership of the Company's common stock by management and by persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock in the Proxy Statement under “Ownership of Company Stock,” at pages 24 and 25. That information is incorporated in this Report by reference.

Item 13.     Certain Relationships and Related Transactions

None.

Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries, included in our 2000 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8:

Consolidated Statements of Income—Years Ended December 31, 2000, 1999, and 1998 (page 18) (page 9 of Exhibit 13)
Consolidated Balance Sheets—December 31, 2000 and 1999 (pages 24-25) (pages 10-11 of
Exhibit 13)

Consolidated Statements of Cash Flows—Years Ended December 31, 2000, 1999, and 1998 (page 26)
(page 12 of Exhibit 13)

Consolidated Statements of Comprehensive Income—Years Ended December 31, 2000, 1999,
and 1998 (page 28) (page 13 of Exhibit 13)

Segment Information (page 27) (pages 14-15 of Exhibit 13)

Notes to Consolidated Financial Statements (pages 31-43) (pages 19-34 of Exhibit 13)

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

(a)3.	Exhibits

	3.1	Amended Articles of Incorporation

	3.2	By-laws

	4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Norwest Bank Minnesota, N.A., as Successor Rights Agent

	4.2	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, NA, as Trustee

	4.3	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

	4.4	Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, NA, Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 2005[1]

	4.5	Form of Indenture with respect to Capital Securities dated August 5, 1999 between Lilly del Mar, Inc. and Citibank, NA, as Trustee[1]

	4.6	Form of Resettable Coupon Capital Security due 2029 of Lilly del Mar, Inc.[1]
	4.7	Form of Floating Rate Capital Security due 2029 of Lilly del Mar, Inc.[1]
_______________________
[1] This exhibit is not filed with this Report. Copies will be furnished to the Securities and Exchange Commission upon request.

	10.1	1989 Lilly Stock Plan, as amended[2]

	10.2	1994 Lilly Stock Plan, as amended[2]

	10.3	1998 Lilly Stock Plan, as amended[2]

	10.4	The Lilly Deferred Compensation Plan, as amended[2]

	10.5	The Lilly Directors' Deferral Plan, as amended[2]

	10.6	The Eli Lilly and Company EVA® Bonus Plan, as amended[2,3]

	10.7	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as
amended[2]

	12.	Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

	13.	Annual Report to Shareholders for the Year Ended December 31, 2000 (portions incorporated by reference into this Form 10-K)

	21.	List of Subsidiaries

	23.	Consent of Independent Auditors

	99.	Cautionary Statement under Private Securities Litigation Reform Act of 1995 -- “Safe
Harbor” for Forward-Looking Disclosures

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter of 2000.

_______________________

[2] Indicates management contract or compensatory plan.
[3] EVA® is a registered trademark of Stern Stewart & Co.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eli Lilly and Company

By	/s/ Sidney Taurel
Sidney Taurel, Chairman of the Board, President and Chief Executive Officer

March 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Sidney Taurel SIDNEY TAUREL	Chairman of the Board, President, Chief Executive Officer, and a Director (principal executive officer)

/s/ Charles E. Golden CHARLES E. GOLDEN	Executive Vice President, Chief Financial Officer, and a Director (principal financial officer)

/s/ Arnold C. Hanish ARNOLD C. HANISH	Chief Accounting Officer (principal accounting officer)

/s/ Steven C. Beering STEVEN C. BEERING, M. D.	Director

/s/ Sir Winfried F. W. Bischoff SIR WINFRIED F. W. BISCHOFF	Director

/s/ George M. C. Fisher GEORGE M. C. FISHER	Director

Signature	Title

/s/ Karen N. Horn KAREN N. HORN, Ph.D.	Director

/s/ Alfred G. Gilman ALFRED G. GILMAN, M. D., Ph.D.	Director

/s/ Kenneth L. Lay KENNETH L. LAY, Ph.D.	Director

/s/ Franklyn G. Prendergast FRANKLYN G. PRENDERGAST, M. D., Ph.D.	Director

/s/ Kathi P. Seifert KATHI P. SEIFERT	Director

/s/ August M. Watanabe AUGUST M. WATANABE, M. D.	Director

/s/ Alva O. Way ALVA O. WAY	Director

Trademarks Used In This Report

Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this Report, appear with an initial capital and are followed by the symbol ® or ™, as applicable. In subsequent uses of the marks in the Report, the symbols are omitted.

Index to Exhibits

The following documents are filed as part of this report:

Exhibit		Location

3.1	Amended Articles of Incorporation	Incorporated by reference from Exhibit 3 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998

3.2	By-laws	Incorporated by reference from Exhibit 4.2 to the Company's Registration on Form S-8, Registration No. 333-90397

4.1	Rights Agreement dated as of July 20, 1988, between Eli Lilly and Company and Norwest Bank Minnesota, N. A., as Successor Rights Agent	Incorporated by reference from Exhibit 1 to the Company's Report on Form 8-K filed July 23, 1998

4.2	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee	Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-3, Registration No. 33-38347

4.3	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on February 1, 1991	Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-3, Registration No. 33-38347

4.4

Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 2005

*

4.5	Form of Indenture with respect to Capital Securities dated August 5, 1999, between Lilly del Mar, Inc. and Citibank, N.A., as Trustee	*

4.6	Form of Resettable Coupon Capital Security due 2029 of Lilly del Mar, Inc.	*

4.7	Form of Floating Rate Capital Security due 2029 of Lilly del Mar, Inc.	*

Exhibit		Location

10.1	1989 Lilly Stock Plan, as amended	Attached

10.2	1994 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10 to the ompany's Report on Form 10-Q for the quarter ended September 30, 1996

10.3	1998 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit A to the Company's proxy statement dated March 3, 2000

10.4	The Lilly Deferred Compensation Plan, as amended	Incorporated by reference from Exhibit 10.4 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994

10.5	The Lilly Directors' Deferral Plan, as amended	Incorporated by reference from Exhibit 10.5 to the Company's Report on Form 10-K for the year ended December 31, 1999

10.6	The Eli Lilly and Company EVA® Bonus Plan, as amended	Attached

10.7	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees	Incorporated by reference from Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 1998

12.	Computation of Ratio of Earnings to Fixed Charges	Attached

13.	Annual Report to Shareholders for the Year Ended December 31, 2000 (portions incorporated by reference in this Form 10-K)	Attached

21.	List of Subsidiaries	Attached

23.	Consent of Independent Auditors	Attached

99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 -- "Safe Harbor" for Forward-Looking Disclosures	Attached

*      Not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.