Form 10-Q
period 2001-03-31
LILLY ELI & CO
filed 2001-05-15
CIK 59478

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED MARCH 31, 2001


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

Yes   X        No _____
    -----


The number of shares of common stock outstanding as of April 30, 2001:

          Class                    Number of Shares Outstanding
          -----                    ----------------------------
          Common                          1,123,882,663

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                    ELI LILLY AND COMPANY AND SUBSIDIARIES

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                     2001                  2000
                                                                                 ----------------------------------
                                                                                    (Dollars in millions except
                                                                                          per-share data)
Net sales.............................................................             $2,805.7             $2,451.1

Cost of sales.........................................................                522.3                508.7
Research and development..............................................                515.5                458.5
Marketing and administrative..........................................                768.9                688.3
Interest expense......................................................                 41.4                 46.8
Other (income) expense - net..........................................                (76.8)              (273.7)
                                                                                 ----------------------------------
                                                                                    1,771.3              1,428.6
                                                                                 ----------------------------------
Income before income taxes............................................              1,034.4              1,022.5
Income taxes..........................................................                227.6                177.0
                                                                                 ----------------------------------
Net income............................................................             $  806.8             $  845.5
                                                                                 ==================================

Earnings per share - basic.............................................            $    .75             $    .78
                                                                                 ==================================
Earnings per share- diluted............................................            $    .74             $    .77
                                                                                 ==================================
Dividends paid per share...............................................            $    .28             $    .26
                                                                                 ==================================

See Notes to Consolidated Condensed Financial Statements.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                    ELI LILLY AND COMPANY AND SUBSIDIARIES

                                                                       March 31, 2001            December 31, 2000
                                                                     -----------------------------------------------
                                                                                   (Dollars in millions)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................          $ 3,231.3                  $  4,114.9
   Short-term investments.......................................              514.3                       503.3
   Accounts receivable, net of allowances
     of $106.4 (2001) and $115.3 (2000).........................            1,471.3                     1,630.7
   Other receivables............................................              293.5                       335.4
   Inventories..................................................              883.3                       883.1
   Deferred income taxes........................................               97.3                       269.5
   Prepaid expenses.............................................              377.1                       206.1
                                                                     -----------------------------------------------
   TOTAL CURRENT ASSETS.........................................            6,868.1                     7,943.0

OTHER ASSETS
   Prepaid retirement...........................................            1,036.8                     1,032.5
   Investments..................................................            1,277.5                       395.7
   Sundry.......................................................            1,395.4                     1,143.0
                                                                     -----------------------------------------------
                                                                            3,709.7                     2,571.2
PROPERTY AND EQUIPMENT
   Land, buildings, equipment, and
     construction-in-progress...................................            7,792.9                     7,784.7
   Less allowances for depreciation.............................           (3,618.3)                   (3,608.1)
                                                                     -----------------------------------------------
                                                                            4,174.6                     4,176.6
                                                                     -----------------------------------------------
                                                                          $14,752.4                   $14,690.8
                                                                     ===============================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings........................................          $   432.5                   $   184.3
   Accounts payable.............................................              495.4                       661.9
   Employee compensation........................................              239.2                       468.3
   Dividends payable............................................                -                         315.4
   Income taxes payable.........................................            2,278.2                     2,200.2
   Other liabilities............................................            1,023.9                     1,130.6
                                                                     -----------------------------------------------
   TOTAL CURRENT LIABILITIES....................................            4,469.2                     4,960.7

LONG-TERM DEBT..................................................            2,656.5                     2,633.7
DEFERRED INCOME TAXES...........................................               89.0                        91.6
RETIREE MEDICAL BENEFIT OBLIGATION..............................               78.3                        83.3
OTHER NONCURRENT LIABILITIES....................................              865.8                       874.6
                                                                     -----------------------------------------------
                                                                            3,689.6                     3,683.2

COMMITMENTS AND CONTINGENCIES...................................                -                          -

SHAREHOLDERS' EQUITY
   Common stock.................................................              703.1                       704.4
   Additional paid-in capital...................................            2,610.0                     2,610.0
   Retained earnings............................................            6,866.8                     6,223.2
   Employee benefit trust.......................................           (2,635.0)                   (2,635.0)
   Deferred costs-ESOP..........................................             (133.6)                     (135.0)
   Accumulated other comprehensive loss.........................             (709.1)                     (611.2)
                                                                     -----------------------------------------------
                                                                            6,702.2                     6,156.4
   Less cost of common stock in treasury........................              108.6                       109.5
                                                                     -----------------------------------------------
                                                                            6,593.6                     6,046.9
                                                                     -----------------------------------------------
                                                                          $14,752.4                   $14,690.8
                                                                     ===============================================

See Notes to Consolidated Condensed Financial Statements.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                    ELI LILLY AND COMPANY AND SUBSIDIARIES

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                    2001              2000
                                                                               ---------------------------------
                                                                                     (Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................................         $   806.8          $   845.5
Adjustments to reconcile net income to cash
   flows from operating activities:
   Changes in operating assets and liabilities..........................            (412.6)             (91.8)
   Depreciation and amortization........................................             120.4              116.2
   Change in deferred taxes.............................................             (22.4)             (14.4)
   Gain related to sale of Kinetra, net of tax..........................               -               (214.4)
   Other, net...........................................................              35.4              (30.9)
                                                                               ---------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES...............................             527.6              610.2

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment.................................            (154.0)            (110.0)
Purchase of investments.................................................            (909.0)            (139.7)
Proceeds from sale of investments.......................................              15.9              452.2
Other, net..............................................................             (19.5)             (22.9)
                                                                               ---------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.....................          (1,066.6)             179.6

CASH FLOWS FROM  FINANCING ACTIVITIES
Dividends paid..........................................................            (302.0)            (282.2)
Purchase of common stock and other capital
   transactions.........................................................            (307.0)            (241.8)
Issuances under stock plans.............................................              42.7               44.7
Net change in short-term borrowings.....................................             249.9             (188.4)
Net issuances (repayments) of long-term debt............................              25.0               (6.0)
                                                                               ---------------------------------

NET CASH USED FOR FINANCING ACTIVITIES..................................            (291.4)            (673.7)

Effect of exchange rate changes on cash and cash equivalents............             (53.2)             (18.7)
                                                                               ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................            (883.6)              97.4

Cash and cash equivalents at January 1..................................           4,114.9            3,700.4
                                                                               ---------------------------------

CASH AND CASH EQUIVALENTS AT MARCH 31...................................         $ 3,231.3          $ 3,797.8
                                                                               =================================

See Notes to Consolidated Condensed Financial Statements.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                    ELI LILLY AND COMPANY AND SUBSIDIARIES


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   2001                    2000
                                                                                ------------------------------------
                                                                                        (Dollars in millions)
 Net income............................................................           $ 806.8                 $ 845.5

 Other comprehensive income (loss)/1/..................................             (97.9)                  (88.2)
                                                                                ------------------------------------

 Comprehensive income..................................................           $ 708.9                 $ 757.3
                                                                                ====================================

/1/ The significant component of other comprehensive income was a loss of $91.7 million from foreign currency translation adjustments for the three months ended March 31, 2001, as compared to a loss of $69.9 million for the three months ended March 31, 2000.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

The company operates in one significant business segment - pharmaceutical products. Operations of the animal health business are not material and share many of the same economic characteristics as pharmaceutical products. The company's business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the first quarters of 2001 and 2000 was approximately $50 million and $45 million, respectively.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the first quarters of 2001 and 2000 were as follows:

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                      2001         2000
                                                                                    ---------------------
                                                                                    (Dollars in millions)
Net sales - to unaffiliated customers
   Neurosciences............................................................        $1,321.3     $1,104.2
   Endocrinology............................................................           706.1        575.2
   Anti-infectives..........................................................           201.0        233.0
   Oncology.................................................................           177.8        141.3
   Animal health............................................................           164.1        155.4
   Cardiovascular...........................................................           145.4        158.0
   Gastrointestinal.........................................................            75.8         67.9
   Other pharmaceuticals....................................................            14.2         16.1
                                                                                    ---------------------
Net sales...................................................................        $2,805.7     $2,451.1
                                                                                    =====================

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

CONTINGENCIES

Barr Laboratories, Inc. (Barr), and Geneva Pharmaceuticals, Inc. (Geneva), have each submitted an Abbreviated New Drug Application (ANDA) seeking U.S. Food and Drug Administration (FDA) approval to market generic forms of Prozac(R) before the expiration of the company's patents. The ANDAs assert that two U.S. patents held by Lilly covering Prozac are invalid and unenforceable. The company filed suit against Barr and Geneva in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. In January 1999, the trial court granted summary judgment in favor of Lilly on two of the four claims raised by Barr and Geneva against Lilly's patents. That decision was appealed to the Court of Appeals for the Federal Circuit. Barr and Geneva dismissed their other two claims in exchange for a $4 million payment. On August 9, 2000, the Court of Appeals upheld the 2001 compound patent but held that the 2003 method of use patent was invalid. The company has filed a petition requesting a rehearing by the Court of Appeals.

Several other generic manufacturers have also filed ANDAs for generic forms of Prozac, challenging one or both of the patents. In late 1998, Zenith Goldline Pharmaceuticals, Inc. (Zenith); Teva Pharmaceuticals USA (Teva); and Cheminor Drugs, Ltd., together with one of its subsidiaries (Cheminor), notified the company that they had filed ANDAs challenging the 2003 patent. Also in 1998, Novex Pharma, a division of Apotex, Inc., notified the company that it had filed an ANDA challenging both patents. In 1999, Cheminor notified the company that it had filed an ANDA for an additional dosage form. In 2000, Barr and Teva both notified the company that they had filed additional ANDAs for the additional dosage form, and Alphapharm Pty. Ltd. also notified the company that it had filed ANDAs for two dosage forms.

The company has filed lawsuits in the United States District Court of the Southern District of Indiana seeking rulings that all these challenges to the patent(s) are without merit. The cases are awaiting resolution of the petition for rehearing by the Court of Appeals in the original Barr case.

Assuming the Prozac patent ruling is not overturned, the company expects a very substantial decline in Prozac sales in the U.S. in the 12 months following the entry of generic fluoxetine in the U.S. market, which could occur as soon as August 2001. Prozac sales in the U.S. represent a significant portion of the company's overall sales, accounting for approximately 19 percent of the company's consolidated worldwide sales in the first quarter of 2001. The company believes that the Prozac patent litigation will not have a material adverse effect on the company's consolidated financial position or liquidity.

Zenith has submitted an ANDA seeking permission to market a generic version of Zyprexa(R) prior to the expiration of the company's U.S. patents for the product, alleging that the patents are invalid or not infringed. On April 2, 2001, the company filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith's challenge to the U.S. compound patent (expiring in 2011) is without merit. The company believes that Zenith's claims are without merit and expects to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the company will prevail. An unfavorable outcome could have a material adverse impact on the company's consolidated results of operations, liquidity, and financial position.

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

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, the company has been designated as one of several potentially responsible parties with respect to fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. The company also continues remediation of certain of its own sites. The company has accrued for estimated Superfund cleanup costs, remediation, and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to payment of those costs. The company has reached a settlement with its primary liability insurance carrier and certain excess carriers providing for coverage for certain environmental liabilities. Litigation seeking coverage from certain other excess carriers is ongoing.

The environmental liabilities and litigation accruals have been reflected in the company's consolidated balance sheet at the gross amount of approximately $137.6 million at March 31, 2001. Estimated insurance recoverables of approximately $73.3 million at March 31, 2001, have been reflected as assets in the consolidated balance sheet.

While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against the company or the ultimate cost of environmental matters, the company believes that, except as noted above with respect to the patent litigation, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

EARNINGS PER SHARE

All per share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on weighted average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options).

SHAREHOLDERS' EQUITY

The company announced a $3 billion share repurchase program in 2000. Approximately 4.0 million shares were repurchased during the first quarter of 2001, at a cost of approximately $316.3 million. In connection with the share repurchase program, the company has entered into agreements to purchase shares of the company's stock. As of March 31, 2001, the company has agreements to purchase up to approximately 4.6 million shares of company stock from an independent third party at various times through the expiration of the agreements in June 2003, at prices ranging from $77 to $100 per share. The number of shares to be purchased will be reduced ratably each quarter through the expiration of the agreements. In addition, as of March 31, 2001, written equity put options, purchased call options and other derivative contracts, which provide for purchase of a total of approximately 5.9 million shares, remain outstanding at prices ranging from $66 to $90 per share with expiration dates ranging from May 2001 to November 2002. If the options are exercised, the contracts allow the company, at its discretion, to repurchase the shares for cash or deliver to the holder cash or shares for the difference between the contractual exercise price and the market price of the company's stock. The company's objective with the above agreements is to reduce the average price of repurchased shares.

ACCOUNTING CHANGES

The company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The statement requires the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. The adoption of Statement 133 on January 1, 2001, did not have a material effect on the consolidated results of operations or financial position of the company, as it increased other income by less than $1 million and decreased other comprehensive income by approximately $15 million.

DERIVATIVE FINANCIAL INSTRUMENTS

The company's derivative activities are initiated within the guidelines of documented corporate risk-management policies and do not create additional risk because gains and losses on derivative contracts offset losses and gains on the assets, liabilities, and transactions being hedged. As derivative contracts are initiated, the company designates the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

For derivative contracts that are designated and qualify as fair value hedges, the derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on the underlying exposure. For derivative contracts that are designated and qualify as cash flow hedges, the effective portion of gains and losses on these contracts is reported as a component of other comprehensive income and reclassified into earnings in the same period the hedged transaction affects earnings. Hedge ineffectiveness is immediately recognized in earnings. Derivative contracts that are not designated as hedging instruments are recorded at fair value with the gain or loss recognized in current earnings during the period of change.

The company enters into foreign currency forward and option contracts to reduce the effect of fluctuating currency exchange rates (principally the Japanese yen and the euro). Generally, foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary foreign currency balances. These contracts are recorded at fair value with the gain or loss recognized in current earnings. The purchased option contracts are used to hedge anticipated foreign currency transactions, primarily intercompany inventory activities expected to occur within the next year. These contracts are designated as cash flow hedges of those future transactions and the impact on earnings is included in cost of sales. The company may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward and option contracts generally have maturities not exceeding 12 months.

In the normal course of business, operations of the company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing, and operating. The company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings of fluctuations in interest rates. The company's primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, the company strives to achieve an acceptable balance between fixed and floating rate debt and investment positions and may enter into interest rate swaps or collars to help maintain that balance. Interest rate swaps or collars that convert the company's fixed-rate debt or investments to a floating-rate are designated as fair value hedges of the underlying debt. Interest rate swaps or collars that convert floating-rate debt or investments to a fixed-rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements.

During the quarter ended March 31, 2001, net losses related to ineffectiveness and net losses related to the portion of fair value and cash flow hedging instruments excluded from the assessment of effectiveness, were not material.

At March 31, 2001, the amount reflected in accumulated other comprehensive loss related to the effective portion of cash flow hedges is not material. The company expects to reclassify approximately $26 million of net gains on cash flow hedges from accumulated other comprehensive loss to earnings during the next twelve months.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Net income was $806.8 million, or $.74 per share, for the first quarter of 2001, compared with $845.5 million, or $.77 per share, for the first quarter of 2000. Comparisons between the first quarter of 2001 and the first quarter of 2000 are made difficult by the impact of two unusual items that are reflected in the company's operating results in 2000. Excluding these unusual items, which are discussed further below, net income for the first quarter of 2000 would have been $692.3 million, or $.63 per share. Net income and earnings per share for the first quarter of 2001 increased 17 percent from these adjusted results. Net income was favorably affected by increased sales and improved gross margins, offset somewhat by higher operating expenses (as defined below).

As noted above, two unusual items are reflected in the company's operating results for the first quarter of 2000. These transactions are summarized as follows (see "Unusual Items" in the Notes to Consolidated Condensed Financial Statements for additional information):

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

The company's reported sales for the first quarter of 2001 increased 14 percent, to $2.81 billion, compared with the first quarter of 2000. Adjusting for the impact of year-2000 wholesaler buying, worldwide sales increased 10 percent. Sales growth was led by Zyprexa, Evista(R), Gemzar(R) and diabetes care revenues. Revenue growth was partially offset by lower sales of anti-infectives. Sales in the U.S. increased 19 percent, to $1.80 billion, for the first quarter of 2001, compared with the first quarter of 2000. Sales outside the U.S. increased 7 percent, to $1.00 billion. Worldwide sales reflected volume growth of 16 percent, partially offset by an unfavorable exchange rate impact of 3 percent, while global selling prices increased 1 percent.

Zyprexa had worldwide sales of $637.1 million in the first quarter of 2001, representing an increase of 39 percent. U.S. sales increased 50 percent, to $450.7 million, and sales outside the U.S. increased 18 percent, to $186.4 million. Adjusting for year-2000-related sales, worldwide Zyprexa sales grew by 34 percent.

Prozac and Sarafem(TM) had combined worldwide sales of $622.9 million in the first quarter of 2001, representing an increase of 4 percent. Sarafem, launched in the U.S. in August 2000 for the treatment of premenstrual dysphoric disorder
(PMDD), had sales of $12.9 million in the first quarter of 2001. Prozac and Sarafem combined sales in the U.S. increased 7 percent, to $541.5 million. Prozac sales outside the U.S. decreased 8 percent, to $81.4 million, primarily due to continued generic competition. Adjusting for year-2000-related sales, worldwide Prozac and Sarafem combined sales grew by 2 percent. On August 9, 2000, the Court of Appeals for the Federal Circuit affirmed a lower court decision upholding the company's February 2001 U.S. patent on Prozac but ruled that the company's December 2003 patent is invalid. Reference is made to the discussion of the Prozac patent litigation under Part II, Item 1 of this Form 10-Q. For additional information on the expected financial impact of the ruling, see the "Financial Expectations for 2001" section below.

Diabetes care products, composed primarily of Humulin(R), Humalog(R), and Actos(R), had worldwide revenues of $482.9 million, representing an increase of 19 percent. Diabetes care revenues in the U.S. increased 27 percent, to $303.4 million, and increased 8 percent outside the U.S., to $179.5 million. Worldwide Humulin sales were flat at $273.5 million compared with the first quarter of 2000, due in part to the continued shift by patients to Humalog and Humalog mix products. Worldwide Humalog sales of $125.2 million increased 74 percent. Sales of Humalog benefited from the U.S. launch of Humalog Mix75/25(R) Pen in March 2000. The company received service revenues of $64.0 million in the first quarter of 2001 relating to sales of Actos, a 51 percent increase over the first quarter of 2000. Actos is manufactured and sold in the U.S. by Takeda Chemical Industries, Ltd., and is copromoted by Takeda and the company. Adjusting for year-2000-related sales, worldwide diabetes care revenues grew by 13 percent.

Gemzar had worldwide sales of $174.0 million in the first quarter of 2001, representing an increase of 28 percent. Sales in the U.S. increased 29 percent to $101.5 million, and sales outside the U.S. increased by 27 percent, to $72.5 million. Adjusting for year-2000-related sales, worldwide Gemzar sales grew by 25 percent.

Evista had worldwide sales of $149.0 million in the first quarter of 2001, representing an increase of 48 percent over the first quarter of 2000. Sales in the U.S. increased 44 percent, to $120.3 million. Sales outside the U.S. increased 67 percent, to $28.8 million.

ReoPro(R) worldwide sales of $110.7 million for the first quarter of 2001 were flat, compared with the first quarter of 2000. Sales outside the U.S. increased by 7 percent. Sales in the U.S. decreased 2 percent due to increased competition. Relative to the fourth quarter of 2000, sales have improved following the release of the Merck-sponsored TARGET data which showed that ReoPro was superior to Aggrastat(R)* in reducing the risk of death, myocardial infarction, and urgent intervention based on 30-day data.

Anti-infectives had worldwide sales of $201.0 million for the first quarter of 2001, representing a decrease of 14 percent. Lower sales of anti-infectives were primarily the result of continuing competitive pressures, with Keflex(R) and cefaclor accounting for the majority of the decline. Sales in the U.S. decreased 60 percent while sales outside the U.S. decreased 1 percent.

For the first quarter of 2001, gross margins were 81.4 percent, compared with
79.2 percent for the first quarter of 2000. The improved gross margin was primarily the result of favorable product mix. During the quarter, higher margin products, such as Zyprexa, Actos, Evista, and Gemzar, experienced strong growth, while lower margin products, such as anti-infectives, declined.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 12 percent for the first quarter of 2001. Investment in research and development increased 12 percent, to $515.5 million, for the first quarter as the company continued to invest in both the early and late stages of its product pipeline. Marketing and administrative expenses increased 12 percent from the first quarter of 2000 due, in part, to increased sales and marketing spending, including sales force expansions, to support the company's current growth products and upcoming product launches.
-------
*Aggrastat(R) is a registered trademark of Merck & Co., Inc.

Net other income for the first quarter of 2001 increased $16.5 million, to $76.8 million, excluding the first quarter 2000 gain on the sale of Kinetra LLC. The increase was primarily due to an increase in interest income.

For the first quarter of 2001, the effective tax rate was 22.0 percent compared with 17.3 percent for the first quarter of 2000. Excluding the impact of the unusual items discussed previously, the effective tax rate would have been 22.0 percent for both periods.

FINANCIAL CONDITION

As of March 31, 2001, cash, cash equivalents and short-term investments totaled $3.75 billion as compared with $4.62 billion at December 31, 2000. Cash flow from operations of $527.6 million and net cash from issuance of debt of $274.9 million were offset by purchase of investments of $909.0 million, dividends paid of $302.0 million, shares repurchased and other capital transactions of $307.0 million, and capital expenditures of $158.0 million. The shares were repurchased pursuant to the company's previously announced $3 billion share repurchase program. Total debt at March 31, 2001, was $3.09 billion, an increase of $271.0 million from December 31, 2000, primarily due to the issuance of $250 million of one-year resettable notes in March 2001.

The company believes that cash generated from operations in 2001, along with available cash and cash equivalents, will be sufficient to fund essentially all of the 2001 operating needs, including debt service, capital expenditures, share repurchases, and dividends.

EURO CONVERSION

On January 1, 1999, 11 European nations adopted a common currency, the euro, and formed the European Economic and Monetary Union (EMU). For a three-year transition period, both the euro and individual participants' currencies will remain in circulation. After July 1, 2002, at the latest, the euro will be the sole legal tender for EMU countries. Greece has joined the original 11 countries adopting the euro in 2002. The adoption of the euro affects a multitude of financial systems and business applications as the commerce of these nations is transacted in the euro and the existing national currency.

The company has created the capability to transact in both the euro and the legacy currency and has converted the underlying information systems within the EMU countries from the legacy currencies to the euro. The company will continue to address euro-related issues and their impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the company's operations. Any costs of compliance associated with the adoption of the euro are expensed as incurred and the company does not expect these costs to be material to its results of operations, financial condition, or liquidity.

OTHER MATTERS

As a result of observations noted by the FDA in two recent Lilly plant inspections, one of which resulted in a warning letter from the agency, the company is in the process of implementing comprehensive, company-wide improvements in its manufacturing quality operations to assure compliance with current Good Manufacturing Practices (cGMP) regulations. In addition, the company has entered into agreements under which Lonza Biologics, PLC is manufacturing the bulk active ingredient for drotrecogin alfa (activated), the company's investigational compound for sepsis, and Catalytica Pharmaceuticals, Inc., a subsidiary of DSM N.V., is manufacturing the finished product. Prior to product approval both firms must successfully complete a pre-approval inspection by the FDA. Catalytica is also subject to a warning letter from the FDA with respect to cGMP matters not specifically related to drotrecogin alfa (activated). Lilly is working closely with the FDA to implement the necessary improvements in its own quality systems and procedures. It is also providing support and consultation to both Lonza and Catalytica to assist in preparation for their FDA inspections. Lilly does not currently expect a material financial impact from the cGMP issues discussed above or the cost of improvements that Lilly is implementing in its operations. However, the timing and nature of the resolution of cGMP issues will depend on the manufacturer's ability to demonstrate to the satisfaction of the FDA the quality and reliability of its manufacturing controls and procedures. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the satisfaction of the FDA could be subject to product recalls or seizures, interruption of production, and the withholding of approvals of new drug applications pending resolution of the cGMP issues.

FINANCIAL EXPECTATIONS FOR 2001

As noted above, a federal appeals court has upheld the company's February 2001 U.S. Prozac patent but ruled that the 2003 patent is invalid. The company is seeking to overturn that decision on rehearing or appeal. In addition, the FDA has granted the company an additional six months of market exclusivity for Prozac under a federal statute encouraging pediatric studies of certain medicines, extending U.S. market exclusivity for Prozac to August 2, 2001. The company expects a very substantial decline in Prozac sales in the U.S. in the 12 months following the entry of generic fluoxetine in the U.S. market, which could occur as soon as August, 2001. Prozac sales in the U.S. represent a significant portion of the company's overall sales, accounting for approximately 19 percent of the company's consolidated worldwide sales in the first quarter of 2001. The company believes that the loss of Prozac market exclusivity will not have a material adverse effect on the company's consolidated financial position or liquidity.

Based on the above, looking forward to full-year 2001 results excluding unusual items, the company continues to expect earnings per share to be in the range of $2.75 to $2.85 assuming the entry of generic fluoxetine in August, 2001. For the second quarter of 2001, the company expects earnings per share to be in the range of $.73 to $.75, excluding any unusual items.

Actual results could differ materially and will depend on, among other things, the outcome of the appeal of the Federal Circuit ruling regarding Prozac; the timing, number of entrants, and pricing strategies of generic fluoxetine competitors; the continuing growth of the company's other currently marketed products; developments with competitive products; the timing of regulatory approvals, including the necessary FDA approvals of manufacturing operations in connection with pending new drug applications as discussed above under "Other Matters"; and the timing and success of expected new product launches.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company cautions investors that any forward-looking statements or projections made by the company, including those made in this document, are based on management's expectations at the time they are made, but they are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, and other factors that may affect the company's operations and prospects are discussed above and in Exhibit 99 to this Form 10-Q filing. The company undertakes no duty to update forward-looking statements.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

PROZAC PATENT LITIGATION

Barr Laboratories, Inc. (Barr), and Geneva Pharmaceuticals, Inc. (Geneva), have each submitted an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic forms of Prozac before the expiration of the company's patents. The ANDAs assert that two U.S. patents held by Lilly covering Prozac are invalid and unenforceable. The company filed suit against Barr and Geneva in federal court in Indianapolis seeking a ruling that Barr's challenge to Lilly's patents is without merit. In January 1999, the trial court granted summary judgment in favor of Lilly on two of the four claims raised by Barr and Geneva against Lilly's patents. That decision was appealed to the Court of Appeals for the Federal Circuit. Barr and Geneva dismissed their other two claims in exchange for a $4 million payment. On August 9, 2000, the Court of Appeals upheld the 2001 compound patent but held that the 2003 method of use patent was invalid. The company has filed a petition requesting a rehearing by the Court of Appeals.

Several other generic manufacturers have also filed ANDAs for generic forms of Prozac, challenging one or both of the patents. In late 1998, Zenith Goldline Pharmaceuticals, Inc. (Zenith); Teva Pharmaceuticals USA (Teva); and Cheminor Drugs, Ltd., together with one of its subsidiaries (Cheminor), notified the company that they had filed ANDAs challenging the 2003 patent. Also in 1998, Novex Pharma, a division of Apotex, Inc., notified the company that it had filed an ANDA challenging both patents. In 1999, Cheminor notified the company that it had filed an ANDA for an additional dosage form. In 2000, Barr and Teva both notified the company that they had filed additional ANDAs for the additional dosage form, and Alphapharm Pty. Ltd. also notified the company that it had filed ANDAs for two dosage forms.

The company has filed lawsuits in the United States District Court of the Southern District of Indiana seeking rulings that all these challenges to the patent(s) are without merit. The cases are awaiting resolution of the petition for rehearing by the Court of Appeals in the original Barr case.

For additional information on the impact of the Prozac patent litigation, see the "Financial Expectations for 2001" under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ZYPREXA PATENT LITIGATION

Zenith has submitted an ANDA seeking permission to market a generic version of Zyprexa prior to the expiration of the company's U.S. patents for the product, alleging that the patents are invalid or not infringed. On April 2, 2001, the company filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith's challenge to the U.S. compound patent (expiring in 2011) is without merit. The company believes that Zenith's claims are without merit and expects to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the company will prevail. An unfavorable outcome could have a material adverse impact on the company's consolidated results of operations, liquidity, and financial position.

OTHER MATTERS

The U.S. Federal Trade Commission (FTC) has instituted an industrywide study into what it describes as "the use of agreements between and among pharmaceutical companies, and any other strategies, that may delay generic drug competition throughout the United States since January 1, 1991." In April, 2001, the company received an order from the FTC for the production of documents and other information in connection with the agency's investigation. The FTC has indicated that orders are being issued to approximately 100 pharmaceutical companies. The company is cooperating with the agency and believes that all of its actions have been lawful and proper.

In March, 2001, the company received a subpoena, issued at the request of the Commonwealth's attorney for the Commonwealth of Massachusetts, for production of documents related to pricing and Medicaid reimbursement of company products in Massachusetts. The company believes that it is not the only pharmaceutical company to receive such a request. The company is cooperating with the inquiry and believes all of its practices have been lawful and proper.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.  The following documents are filed as exhibits to this Report:
     --------

     EXHIBIT 10. The Eli Lilly and Company EVA(R)Bonus Plan, as amended and restated through April 16, 2001*

     EXHIBIT 11. Statement re:  Computation of Earnings Per Share

     EXHIBIT 12. Statement re: Computation of Ratio of Earnings from Continuing
                 Operations to Fixed Charges

     EXHIBIT 99. Cautionary Statement Under Private Securities Litigation Reform
                 Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

(b)  Reports on Form 8-K.
     -------------------
     The company filed no reports on Form 8-K during the first quarter of 2001.

     *EVA(R) is a registered trademark of Stern Stewart & Co.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ELI LILLY AND COMPANY
                                        ---------------------
                                        (Registrant)


Date     May 14, 2001                   /S/ Alecia A. DeCoudreaux
    ----------------------              ----------------------------------------
                                        Alecia A. DeCoudreaux
                                        Secretary and Deputy General Counsel


Date     May 14, 2001                   /S/ Arnold C. Hanish
    ---------------------               ----------------------------------------
                                        Arnold C. Hanish
                                        Executive Director, Finance and
                                         Chief Accounting Officer

INDEX TO EXHIBITS


The following documents are filed as a part of this Report:


          Exhibit
          -------

          10. The Eli Lilly and Company EVA Bonus Plan, as amended and restated through April 16, 2001.

          11.  Statement re: Computation of Earnings Per Share

          12. Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

          99. Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures