Form 10-Q
period 2001-06-30
LILLY ELI & CO
filed 2001-08-13
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2001

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

Yes ☒	No
☐

The number of shares of common stock outstanding as of July 31, 2001:

Class	Number of Shares Outstanding
Common	1,124,010,516

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Dollars in millions except per-share data)
Net sales	$3,033.5	$2,621.5	$5,839.2	$5,072.6

Cost of sales	522.2	491.7	1,044.5	1,000.4
Research and development	563.7	508.8	1,079.2	967.3
Marketing and administrative	899.9	795.4	1,668.8	1,483.7
Interest expense	40.4	45.5	81.8	92.3
Other (income) expense - net	(53.8)	(74.0)	(130.6)	(347.7)

	1,972.4	1,767.4	3,743.7	3,196.0

Income before income taxes	1,061.1	854.1	2,095.5	1,876.6
Income taxes	233.4	187.9	461.0	364.9

Net income	$827.7	$666.2	$1,634.5	$1,511.7

Earnings per share - basic	$.77	$.62	$1.52	$1.40

Earnings per share - diluted	$.76	$.61	$1.50	$1.38

Dividends paid per share	$.28	$.26	$.56	$.52

      See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ELI LILLY AND COMPANY AND SUBSIDIARIES

	June 30, 2001	December 31, 2000
	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,971.8	$4,114.9
Short-term investments	527.1	503.3
Accounts receivable, net of allowances for doubtful amounts of $107.2 (2001) and $115.3 (2000)	1,521.8	1,630.7
Other receivables	254.5	335.4
Inventories	956.8	883.1
Deferred income taxes	199.0	269.5
Prepaid expenses	433.5	206.1

TOTAL CURRENT ASSETS	6,864.5	7,943.0

OTHER ASSETS
Prepaid retirement	1,045.8	1,032.5
Investments	2,230.5	395.7
Sundry	1,249.4	1,143.0

	4,525.7	2,571.2

PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	7,918.6	7,784.7
Less allowances for depreciation	(3,675.3)	(3,608.1)

	4,243.3	4,176.6

	$15,633.5	$14,690.8

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$430.0	$184.3
Accounts payable	477.5	661.9
Employee compensation	286.2	468.3
Dividends payable	314.8	315.4
Income taxes payable	2,204.2	2,200.2
Other liabilities	1,240.2	1,130.6

TOTAL CURRENT LIABILITIES	4,952.9	4,960.7

LONG-TERM DEBT	2,898.4	2,633.7
DEFERRED INCOME TAXES	90.7	91.6
RETIREE MEDICAL BENEFIT OBLIGATION	84.8	83.3
OTHER NONCURRENT LIABILITIES	843.3	874.6

	3,917.2	3,683.2

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS' EQUITY
Common stock	703.3	704.4
Additional paid-in capital	2,610.0	2,610.0
Retained earnings	7,057.6	6,223.2
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(128.5)	(135.0)
Accumulated other comprehensive loss	(735.2)	(611.2)

	6,872.2	6,156.4
Less cost of common stock in treasury	108.8	109.5

	6,763.4	6,046.9

	$15,633.5	$14,690.8

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Six Months Ended June 30,
	2001	2000

	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,634.5	$1,511.7
Adjustments to reconcile net income to cash
flows from operating activities:
Changes in operating assets and liabilities	(513.2)	(182.8)
Depreciation and amortization	247.8	237.4
Change in deferred taxes	158.0	87.7
Gain related to sale of Kinetra, net of tax	—	(214.4)
Other, net	20.5	15.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,547.6	1,455.3

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(342.6)	(276.0)
Purchase of investments	(1,852.5)	(726.8)
Proceeds from sale of investments	4.9	497.5
Other, net	(50.0)	(66.1)

NET CASH USED FOR INVESTING ACTIVITIES	(2,240.2)	(571.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(603.3)	(563.3)
Purchase of common stock and other capital
transactions	(362.9)	(502.4)
Issuances under stock plans	85.4	76.4
Net change in short-term borrowings	247.3	(186.8)
Net change in long-term debt	268.2	(14.0)

NET CASH USED FOR FINANCING ACTIVITIES	(365.3)	(1,190.1)

Effect of exchange rate changes on cash and cash equivalents	(85.2)	(23.7)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,143.1)	(329.9)

Cash and cash equivalents at January 1	4,114.9	3,700.4

CASH AND CASH EQUIVALENTS AT JUNE 30	$2,971.8	$3,370.5

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

	(Dollars in millions)

Net income	$ 827.7	$ 666.2	$ 1,634.5	$ 1,511.7
Other comprehensive loss[1]	(26.1)	(58.5)	(124.0)	(146.7)

Comprehensive income	$ 801.6	$ 607.7	$ 1,510.5	$ 1,365.0

[1] The significant component of other comprehensive loss was a loss of $33.4 million and $125.1 million from foreign currency translation adjustments for the three months and six months ended June 30, 2001, respectively, as compared to a loss of $50.6 million and $120.5 million for the three months and six months ended June 30, 2000, respectively.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

The company operates in one significant business segment - pharmaceutical products. Operations of the animal health business are not material and share many of the same economic characteristics as pharmaceutical products. The company's business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business was $45 million and $35 million, respectively, for the three months ended June 30, 2001 and 2000 and $95 million and $80 million, respectively, for the six months ended June 30, 2001 and 2000.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the three months and six months of 2001 and 2000 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(Dollars in millions)
Net sales - to unaffiliated customers

Neurosciences	$1,492.6	$1,236.4	$2,813.9	$2,340.6

Endocrinology	807.7	648.7	1,513.9	1,224.0

Anti-infectives	187.2	221.6	388.2	454.2

Oncology	164.6	114.1	342.4	255.3

Animal health	156.2	151.3	320.3	306.7

Cardiovascular	147.0	149.0	292.4	307.0

Gastrointestinal	70.2	85.6	146.0	153.5

Other pharmaceuticals	8.0	14.8	22.1	31.3

Net sales	$3,033.5	$2,621.5	$5,839.2	$5,072.6

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

CONTINGENCIES

Barr Laboratories, Inc. (Barr), and Geneva Pharmaceuticals, Inc. (Geneva), each submitted an Abbreviated New Drug Application (ANDA) seeking U.S. Food and Drug Administration (FDA) approval to market generic forms of Prozac® before the expiration of the company's patents. The ANDAs assert that two U.S. patents held by Lilly covering Prozac are invalid and unenforceable. The company filed suit against Barr and Geneva in federal court in Indianapolis seeking a ruling that the challenge to Lilly's patents is without merit. In January 1999, the trial court granted summary judgment in favor of Lilly on two of the four claims raised by Barr and Geneva against Lilly's patents. That decision was appealed to the Court of Appeals for the Federal Circuit. Barr and Geneva dismissed their other two claims in exchange for a $4 million payment. On August 9, 2000, the Court of Appeals upheld the 2001 compound patent but held that the 2003 method of use patent was invalid. The company filed a petition requesting a rehearing by the Court of Appeals. On May 30, 2001, the Court of Appeals accepted the company's request for a rehearing and vacated the August 9, 2000 decision, but simultaneously issued a new decision on rehearing that also found the 2003 patent invalid based on different legal reasoning. On July 18, 2001, the Court of Appeals denied the company's request to rehear the second decision. The company intends to seek review of the decision by the U.S. Supreme Court.

Several other generic manufacturers have also filed ANDAs for generic forms of Prozac in various dosage forms, challenging one or both of the patents. These companies include Alphapharm Pty. Ltd. (Alphapharm); Teva Pharmaceuticals USA (Teva); companies affiliated with Dr. Reddy's Laboratories Ltd., including Cheminor Drugs, Ltd. (Reddy); Zenith Goldline Pharmaceuticals, Inc. (Zenith); Novex Pharma, a division of Apotex, Inc.; Carlsbad Technology, Inc.; and Mallinckrodt, Inc. The company filed lawsuits in federal district court in Indianapolis seeking rulings that all these challenges to the patent(s) are without merit. On July 26, 2001, the District Court entered judgment against Lilly in all these cases based on the second decision of the Court of Appeals.

Assuming the Prozac patent ruling is not overturned by the Supreme Court, the company expects a very substantial decline in Prozac sales in the U.S. in the 12 months following the entry of generic fluoxetine in the U.S. market, which began in early August 2001. Prozac sales in the U.S. have historically represented a significant portion of the company's overall sales, accounting for approximately 19 percent of the company's consolidated worldwide sales in the second quarter of 2001. The company believes that the Prozac patent litigation will not have a material adverse effect on the company's consolidated financial position or liquidity.

In February 2001, the company was notified that Zenith had submitted an ANDA seeking permission to market a generic version of Zyprexa® in various dosage forms, prior to the expiration of the company's U.S. patents for the product, alleging that the patents are invalid or not infringed. On April 2, 2001, the company filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith's challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, the company was notified that Reddy had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, the company filed suit against Reddy in federal district court in Indianapolis seeking a ruling that Reddy's patent challenge is without merit. On July 11, 2001, Reddy filed a parallel suit against the company in federal district court in Newark, New Jersey. The company believes that the generic manufacturers' patent claims are without merit and expects to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the company will prevail. An unfavorable outcome could have a material adverse impact on the company's consolidated results of operations, liquidity, and financial position.

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

The environmental liabilities and litigation accruals have been reflected in the company's consolidated balance sheet at the gross amount of approximately $151.2 million at June 30, 2001. Estimated insurance recoverables of approximately $63.2 million at June 30, 2001 have been reflected as assets in the consolidated balance sheet.

The company is nearing completion of a routine examination by the Internal Revenue Service (IRS) for tax years 1996 and 1997. Discussions between the company and the IRS are currently underway related to one remaining issue.

While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against the company, the ultimate cost of environmental matters, or the resolution of the examination by the IRS, the company believes that, except as noted above with respect to the patent litigation, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

EARNINGS PER SHARE

All per share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on weighted average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options).

SHAREHOLDERS' EQUITY

The company announced a $3 billion share repurchase program in 2000. Approximately 4.7 million shares were repurchased during the first six months of 2001, at a cost of approximately $371.0 million. In connection with the share repurchase program, the company has entered into agreements to purchase shares of the company's stock. The company has agreements to purchase up to approximately 4.6 million shares of company stock from an independent third party at various times through December 2003, at prices ranging from $76 to $100 per share. The number of shares to be purchased will be reduced ratably each quarter through the expiration of the agreements. In addition, as of June 30, 2001, written equity put options, purchased call options and other derivative contracts, which provide for purchase of a total of approximately 4.6 million shares, remain outstanding at prices ranging from $74 to $90 per share with expiration dates ranging from December 2001 to November 2002. If the options are exercised, the contracts allow the company, at its discretion, to repurchase the shares for cash or deliver to the holder cash or shares for the difference between the contractual exercise price and the market price of the company's stock. The company's objective with the above agreements is to reduce the average price of repurchased shares.

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

IMPLEMENTATION OF NEW FINANCIAL ACCOUNTING PRONOUNCEMENT

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to all acquired intangible assets. Goodwill and other identifiable intangible assets with an indefinite useful life will not be amortized, but are required to be tested for impairment at least annually. Goodwill is required to be tested for impairment on an interim basis if an event occurs or circumstances change that could trigger an impairment. Identifiable intangible assets will be amortized when their useful life is determined to no longer be indefinite. The company will adopt this statement on January 1, 2002. Currently, the company does not expect this statement will have a material impact on its financial position or its results of operations.

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

During the three and six months ended June 30, 2001, net losses related to ineffectiveness and net losses related to the portion of fair value and cash flow hedging instruments excluded from the assessment of effectiveness, were not material.

At June 30, 2001, the amount reflected in accumulated other comprehensive loss related to derivative financial instruments is not material. The company expects to reclassify approximately $33 million of net gains on cash flow hedges from accumulated other comprehensive loss to earnings during the next twelve months.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Net income was $827.7 million, or $.76 per share, for the second quarter of 2001, compared with $666.2 million, or $.61 per share, for the second quarter of 2000, representing increases in earnings and earnings per share of 24 percent and 25 percent, respectively. Reported net income was $1.63 billion, or $1.50 per share, for the first six months of 2001, compared with $1.51 billion, or $1.38 per share, for the first six months of 2000. Comparisons between the six month periods are made difficult by the impact of two unusual items that are reflected in the company's operating results in the first quarter of 2000. Excluding these unusual items, which are discussed further below, net income for the six month period of 2000, would have been $1.36 billion, or $1.24 per share. Net income and earnings per share for the first six months of 2001 increased 20 and 21 percent, respectively from these adjusted results. Net income for the second quarter and six month period was favorably affected by increased sales, improved gross margins, increased interest income, and operating expenses (as defined below) growing at a lesser rate than sales. Earnings per share for the second quarter and six month period of 2001 benefited slightly from a lower number of shares outstanding resulting from the company's share repurchase programs.

As noted above, two unusual items are reflected in the company's operating results for the first quarter of 2000. These transactions are summarized as follows (see "Unusual Items" in the Notes to Consolidated Condensed Financial Statements for additional information):

–	The company recognized a gain of $214.4 million on the sale of its interest in Kinetra LLC to WebMD and the subsequent sale of WebMD stock, which increased earnings per share by approximately $.20 in the first quarter of 2000.
–	The company realized an estimated $91 million of sales as a result of year-2000-related wholesaler buying during the fourth quarter of 1999 that normally would have been realized in the first quarter of 2000, which decreased earnings per share by approximately $.06 in the first quarter of 2000.

The company's sales for the second quarter of 2001 increased 16 percent, to $3.03 billion, compared with the second quarter of 2000. Sales growth was led by Zyprexa, diabetes care products, Evista®, and Gemzar®, partially offset by lower sales of anti-infectives. Sales in the U.S. increased 22 percent, to $2.02 billion, for the second quarter of 2001, compared with the second quarter of 2000. Sales outside the U.S. increased 5 percent, to $1.01 billion, for the second quarter of 2001, compared with the second quarter of 2000. Worldwide sales for the second quarter reflected volume growth of 17 percent and a 2 percent increase in global selling prices, partially offset by an unfavorable exchange rate impact of 3 percent.

The company's reported sales for the first six months of 2001 increased 15 percent, to $5.84 billion, compared with the first six months of 2000. Adjusting for the impact of year-2000-related wholesaler buying, worldwide sales increased 13 percent. Sales growth was led by Zyprexa, diabetes care products, Evista, and Gemzar, partially offset by lower sales of anti-infectives. Reported sales in the U.S. increased 21 percent, to $3.82 billion, for the six month period of 2001 compared with the six month period of 2000. Reported sales outside the U.S. increased 6 percent, to $2.02 billion, for the six month period of 2001, compared with the six month period of 2000. Worldwide sales reflected volume growth of 16 percent and a 1 percent increase in global selling prices, partially offset by an unfavorable exchange rate impact of 2 percent.

Zyprexa had worldwide sales of $736.6 million and $1.34 billion for the second quarter and six month period of 2001, respectively, representing increases of 34 percent and 36 percent, compared with the same periods of 2000. During the second quarter of 2001, Zyprexa was launched in Japan, the second largest antipsychotic market in terms of days of therapy. U.S. sales increased 32 percent, to $523.2 million, for the quarter and 40 percent, to $973.9 million, for the six month period. Sales outside the U.S. increased 38 percent, to $213.4 million, for the quarter and 28 percent, to $399.8 million, for the six month period. Adjusting for year-2000-related sales, worldwide Zyprexa sales grew by 34 percent for the first six months of 2001.

Prozac and Sarafem™ had combined reported worldwide sales of $692.4 million and $1.32 billion for the second quarter and six month period of 2001, respectively, representing increases of 10 percent and 7 percent, compared with the same periods of 2000. Sarafem, launched in the U.S. in August 2000 for the treatment of premenstrual dysphoric disorder (PMDD), had sales of $20.6 million and $33.5 million in the second quarter and first six months of 2001. Prozac and Sarafem combined sales in the U.S. increased 12 percent, to $605.7 million, for the quarter and 9 percent, to $1.15 billion, for the six month period. Prozac sales outside the U.S. decreased 1 percent, to $86.7 million, for the quarter and 4 percent, to $168.1 million, for the six month period, primarily due to continuing generic competition. Adjusting for year-2000-related sales, worldwide Prozac and Sarafem combined sales grew by 6 percent for the six month period. Reference is made to the discussion of the Prozac patent litigation under Part II, Item 1 of this Form 10-Q. Generic forms of fluoxetine were launched in the U.S. in early August 2001. For additional information on the expected financial impact of the entry of generic fluoxetine, see the "Financial Expectations" section below.

Diabetes care worldwide revenues, composed primarily of Humulin®, Humalog®, and Actos®, were $561.9 million and $1.04 billion for the quarter and six month period of 2001, respectively, representing increases of 28 percent and 24 percent compared with the same periods of 2000. Diabetes care revenues in the U.S. increased 39 percent, to $368.9 million, for the quarter and 33 percent, to $672.3 million, for the six month period. Sales outside the U.S. increased 10 percent, to $193.0 million, for the quarter and 9 percent, to $372.5 million, for the six month period. Worldwide Humulin sales of $264.7 million and $538.2 million remained flat for the quarter and six month period due to the continued shift by patients to Humalog and Humalog mix products and to increased competition. Worldwide Humalog sales of $145.6 million for the quarter and $270.8 million for the six month period increased 90 percent and 82 percent, respectively. Sales of Humalog for the quarter and six month period benefited from the U.S. launch of Humalog Mix75/25® Pen in March of 2000. The company received service revenues of $134.7 million and $198.7 million, respectively, for the second quarter and six month period of 2001 representing increases of 79 percent and 69 percent relating to sales of Actos. Actos sales for the second quarter benefited in part from U.S. wholesaler stocking. Actos is manufactured and sold in the U.S. by Takeda Chemical Industries, Ltd., and is copromoted by Takeda and the company. Adjusting for year-2000-related sales, worldwide diabetes care revenues grew by 20 percent for the six month period.

Gemzar had worldwide sales of $160.9 million and $334.9 million for the second quarter and six month period of 2001, respectively, representing increases of 49 and 37 percent, compared with the same periods of 2000. Sales in the U.S. increased 81 percent, to $88.9 million, for the quarter and 49 percent, to $190.3 million, for the six month period. This growth rate benefited in part from wholesaler buying patterns in the second quarter of 2001 and 2000. Sales outside the U.S. increased 22 percent, to $72.0 million, for the quarter and 25 percent, to $144.6 million, for the six month period. Adjusting for year-2000-related sales, worldwide Gemzar sales grew by 36 percent for the six month period.

Evista had worldwide sales of $167.0 million and $316.0 million for the second quarter and six month period of 2001, respectively, representing increases of 25 percent and 35 percent, compared with the same periods of 2000. Evista was launched in a number of European countries during the second quarter of 2000 as a treatment for postmenopausal osteoporosis. U.S. sales increased 19 percent, to $133.0 million, for the quarter and 30 percent, to $253.2 million, for the six month period. Sales outside the U.S. increased 56 percent, to $34.0 million, for the quarter and 61 percent, to $62.8 million, for the six month period. Adjusting for year-2000-related sales, worldwide Evista sales grew by 34 percent for the six month period.

ReoPro® had worldwide sales of $110.1 million and $220.8 million, for the second quarter and six month period of 2001, respectively, representing increases of 5 percent and 3 percent compared with the same periods of 2000. Relative to the fourth quarter of 2000, sales have improved following the release of the Merck-sponsored TARGET data which showed that ReoPro was superior to Aggrastat®* in reducing the risk of death, myocardial infarction, and urgent intervention based on 30-day data.

Anti-infectives had worldwide sales of $187.2 million and $388.2 million, for the second quarter and six month period of 2001, respectively, representing decreases of 16 percent and 15 percent, compared with the same periods of 2000. Lower sales of anti-infectives for both periods were due to continuing competitive pressures. Sales in the U.S. decreased 15 percent and 38 percent for the quarter and six month period, respectively. Sales outside the U.S. decreased 16 percent for the quarter and decreased 8 percent for the six month period. Cefaclor and Keflex® accounted for the majority of the decline in anti-infective sales.

* Aggrastat® is a registered trademark of Merck and Co., Inc.

For the second quarter of 2001, gross margins improved to 82.8 percent, compared with 81.2 percent for the second quarter of 2000. For the six month period of 2001, gross margins improved to 82.1 percent, compared with 80.3 percent for the six month period of 2000. During the quarter and six month period, higher margin products such as Zyprexa, Gemzar, Evista, and diabetes care products experienced strong growth, while lower margin products, such as anti-infectives, declined.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 12 percent for both the second quarter and six month period of 2001. Investment in research and development increased 11 percent, to $563.7 million, for the second quarter and 12 percent, to $1.08 billion, for the six month period as the company continued to invest in its internal pipeline and external research collaborations. Marketing and administrative expenses increased 13 percent from the second quarter of 2000 and 12 percent from the six month period of 2000 primarily due to worldwide sales force expansion in support of the company's growth products and upcoming product launches offset, in part, by a decline in administrative expenses. The increase in operating expenses was partially diminished by lower incentive-based compensation expense.

Net other income for the second quarter of 2001 decreased $20.2 million, to $53.8 million. Net other income for the six month period of 2001 decreased $3.7 million, to $130.6 million, excluding the first quarter 2000 gain on the sale of Kinetra LLC.

For both the second quarters of 2001 and 2000, the effective tax rate was 22.0 percent. The effective tax rate for the six month period of 2001 was 22.0 percent compared with 19.4 percent for the six month period of 2000. Excluding the impact of the unusual items discussed previously, the effective tax rate would have been 22.0 percent for the six month period ended June 30, 2000.

FINANCIAL CONDITION

As of June 30, 2001, cash, cash equivalents and short-term investments totaled $3.50 billion as compared with $4.62 billion at December 31, 2000. Investments as of June 30, 2001 totaled $2.23 billion compared to $395.7 million at December 31, 2000. Cash flow from operations of $1.55 billion and net cash from issuance of debt of $515.5 million as described further below were offset by purchase of long-term investments of $1.85 billion, dividends paid of $603.3 million, shares repurchased and other capital transactions of $362.9 million, and net capital expenditures of $342.6 million. The shares were repurchased pursuant to the company's previously announced $3 billion share repurchase program. The company has now completed roughly half of that program.

Total debt at June 30, 2001, was $3.33 billion, an increase of $510.4 million from December 31, 2000, primarily due to the issuance of $250 million of 4.25% one-year resettable notes in March 2001 and $250 million of 30-year debt in May 2001. In July 2001, the company issued $400 million of 5.5% notes due July 15, 2006.

The company believes that cash generated from operations in 2001, along with available cash and cash equivalents and debt issued to date, will be sufficient to fund essentially all of the 2001 operating needs, including debt service, capital expenditures, share repurchases, and dividends.

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

OTHER MATTERS

As a result of observations noted by the FDA in two recent Lilly plant inspections, one of which resulted in a warning letter from the agency, the company is in the process of implementing comprehensive, company-wide improvements in its manufacturing quality operations to assure sustained compliance with current Good Manufacturing Practices (cGMP) regulations. In addition, the company has entered into agreements under which Lonza Biologics, PLC is manufacturing the bulk active ingredient for drotrecogin alfa (activated), the company's investigational compound for sepsis, and Catalytica Pharmaceuticals, Inc., a subsidiary of DSM N.V., is manufacturing the finished product. Prior to product approval both firms must successfully complete a pre-approval inspection by the FDA. Catalytica is also subject to a warning letter from the FDA with respect to cGMP matters not specifically related to drotrecogin alfa (activated). Lilly is working closely with the FDA to implement the necessary improvements in its own quality systems and procedures. It is also providing support and consultation to both Lonza and Catalytica to assist in their FDA inspections. Lilly does not currently expect a material financial impact from the cGMP issues discussed above or the cost of improvements that Lilly is implementing in its operations. However, the timing and nature of the resolution of cGMP issues will depend on the manufacturer's ability to demonstrate to the satisfaction of the FDA the quality and reliability of its manufacturing controls and procedures. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the satisfaction of the FDA could be subject to product recalls or seizures, interruption of production, and the withholding of approvals of new drug applications pending resolution of the cGMP issues.

In an unrelated matter, the company is conducting a strategic review of its worldwide manufacturing capacity. Based on the results to date, the company decided in July 2001 to close two facilities. The costs to be incurred in the third quarter of 2001 related to these two closings are not expected to be material to the company's consolidated results of operations, liquidity, or financial position. Other closings or asset retirements may be identified as the review is completed.

FINANCIAL EXPECTATIONS

As noted in Part II, Item 1 of this Form 10-Q, a U.S. federal appeals court has ruled that the company's 2003 method of use patent for Prozac is invalid. The company will seek review of the decision by the U.S. Supreme Court. However, the U.S. Supreme Court seldom grants such reviews in patent cases. The company expects a very substantial decline in Prozac sales in the U.S. in the 12 months following the entry of generic fluoxetine in the U.S. market, which began in early August 2001. Prozac sales in the U.S. have historically represented a significant portion of the company's overall sales, accounting for approximately 19 percent of the company's consolidated worldwide sales in the second quarter of 2001. The company believes that the loss of Prozac market exclusivity will not have a material adverse effect on the company's consolidated financial position or liquidity.

Based on the above, looking forward to full-year 2001 results, excluding unusual items, such as the costs related to the outcome of the strategic review of worldwide manufacturing capacity, the company expects earnings per share to be in the range of $2.76 to $2.84. For both the third and fourth quarters of 2001, the company expects earnings per share to be in the range of $.63 to $.67, excluding any unusual items. The company now expects ReoPro sales to be flat to slightly positive for 2001. Also, the gross margin percent for 2001 is expected to be approximately flat for the year due to a stronger than anticipated first half of the year. Marketing and administrative expenses are now expected to rise in the high single digits from prior year, while research and development expenses are expected to increase in the low double digits.

The company continues to anticipate single-digit sales and earnings per share growth for full-year 2002, excluding unusual items.

Actual results could differ materially and will depend on, among other things, the outcome of the company's request for review by the U.S. Supreme Court of the recent Prozac ruling; the timing, number of entrants, and pricing strategies of generic fluoxetine competitors; the continuing growth of the company's other currently marketed products; developments with competitive products; the timing of regulatory approvals, including the necessary FDA approvals of manufacturing operations in connection with pending new drug applications as discussed above under "Other Matters"; the timing and success of expected new product launches; foreign exchange rates; and the impact of government pricing and reimbursement measures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

PROZAC PATENT LITIGATION

Barr Laboratories, Inc. (Barr), and Geneva Pharmaceuticals, Inc. (Geneva), each submitted an Abbreviated New Drug Application (ANDA) seeking U.S. Food and Drug Administration (FDA) approval to market generic forms of Prozac before the expiration of the company's patents. The ANDAs assert that two U.S. patents held by Lilly covering Prozac are invalid and unenforceable. The company filed suit against Barr and Geneva in federal court in Indianapolis seeking a ruling that the challenge to Lilly's patents is without merit. In January 1999, the trial court granted summary judgment in favor of Lilly on two of the four claims raised by Barr and Geneva against Lilly's patents. That decision was appealed to the Court of Appeals for the Federal Circuit. Barr and Geneva dismissed their other two claims in exchange for a $4 million payment. On August 9, 2000, the Court of Appeals upheld the 2001 compound patent but held that the 2003 method of use patent was invalid. The company filed a petition requesting a rehearing by the Court of Appeals. On May 30, 2001, the Court of Appeals accepted the company's request for a rehearing and vacated its August 9, 2000 decision, but simultaneously issued a new decision on rehearing that also found the 2003 patent invalid based on different legal reasoning. On July 18, 2001, the Court of Appeals denied the company's request to rehear the second decision. The company intends to seek review of the decision by the U.S. Supreme Court.

Several other generic manufacturers have also filed ANDAs for generic forms of Prozac in various dosage forms, challenging one or both of the patents. These companies include Alphapharm Pty. Ltd. (Alphapharm); Teva Pharmaceuticals USA (Teva); companies affiliated with Dr. Reddy's Laboratories Ltd., including Cheminor Drugs, Ltd. (Reddy); Zenith Goldline Pharmaceuticals, Inc. (Zenith); Novex Pharma, a division of Apotex, Inc.; Carlsbad Technology, Inc.; and Mallinckrodt, Inc. The company filed lawsuits in federal district court in Indianapolis seeking rulings that all these challenges to the patent(s) are without merit. On July 26, 2001, the District Court entered judgment against Lilly in all these cases based on the second decision of the Court of Appeals.

Generic forms of fluoxetine were launched in the U.S. in early August 2001. Under the patent-challenge provisions of the Hatch-Waxman Act of 1984, the FDA has granted exclusive ANDA marketing approvals for a period of approximately 180 days to the following companies: Barr (20 mg. capsules); Geneva (10 mg. capsules); Reddy (40 mg. capsules); Alphapharm (10 mg. and 20 mg. tablets); and Teva (liquid oral solution). Pharmaceutical Resources, Inc. has announced that during the 180-day exclusivity period, it will market exclusively the 10 mg. and 20 mg. tablets and 40 mg. capsules through its subsidiary Par Pharmaceuticals under arrangements with the respective ANDA holders.

For additional information on the impact of the Prozac patent litigation, see the "Financial Expectations" under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ZYPREXA PATENT LITIGATION

In February 2001, the company was notified that Zenith had submitted an ANDA seeking permission to market a generic version of Zyprexa in various dosage forms prior to the expiration of the company's U.S. patents for the product, alleging that the patents are invalid or not infringed. On April 2, 2001, the company filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith's challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, the company was notified that Reddy had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, the company filed suit against Reddy in federal district court in Indianapolis seeking a ruling that Reddy's patent challenge is without merit. On July 11, 2001, Reddy filed a parallel suit against the company in federal district court in Newark, New Jersey. The company believes that the generic manufacturers' patent claims are without merit and expects to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the company will prevail. An unfavorable outcome could have a material adverse impact on the company's consolidated results of operations, liquidity, and financial position.

OTHER MATTERS

The U.S. Federal Trade Commission (FTC) has instituted an industrywide study into what it describes as "the use of agreements between and among pharmaceutical companies, and any other strategies, that may delay generic drug competition throughout the United States since January 1, 1991." In April 2001, the company received an order from the FTC for the production of documents and other information in connection with the agency's investigation. The FTC has indicated that orders are being issued to approximately 100 pharmaceutical companies. The company is cooperating with the agency and believes that all of its actions have been lawful and proper.

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

Item 4. Submission of Matters to a Vote of Security Holders

The company held its annual meeting of shareholders on April 16, 2001. The following is a summary of the matters voted on at the meeting:

(a)	The four nominees for Director were elected to serve three-year terms ending in 2004, as follows:

	Nominee		For	Withhold Vote

	Dr. Steven C. Beering Sir Winfried F.W. Bischoff Dr. Franklyn G. Prendergast Ms. Kathi P. Seifert		964,095,993 964,930,568 965,346,219 965,178,978	8,397,383 7,562,808 7,147,157 7,314,398

The terms of the following directors continued after the meeting: George M.C. Fisher; Alfred G. Gilman, M.D., Ph.D.; Charles E. Golden; Karen N. Horn, Ph.D.; Kenneth L. Lay; Sidney Taurel; August M. Watanabe, M.D.; and Alva O. Way.

(b)	The appointment of Ernst & Young LLP as the company's principal independent auditors was ratified by the following shareholder vote:

	For: Against: Abstain:	947,544,547 21,213,458 3,735,461

(c)	By the following vote, the shareholders defeated a shareholder proposal regarding pharmaceutical pricing:

	For: Against: Abstain: Broker Nonvote:	38,265,834 786,203,980 23,726,260 124,297,302

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this Report:

	EXHIBIT 3.	By-laws, as amended and restated effective June 24, 2001

	EXHIBIT 11.	Statement re: Computation of Earnings Per Share

	EXHIBIT 12.	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

	EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures

(b)	Reports on Form 8-K.
The company filed a Form 8-K on July 12, 2001 in order to file as exhibits the underwriting agreement and form of note in connection with its issuance of $400,000,000 of 5.5% notes due 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY (Registrant)

Date August 10, 2001	S/Alecia A. DeCoudreaux Alecia A. DeCoudreaux Secretary and Deputy General Counsel

Date August 10, 2001	S/Arnold C. Hanish Arnold C. Hanish Executive Director, Finance and Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

Exhibit

3.	By-laws, as amended and restated effective June 24, 2001

11.	Statement re: Computation of Earnings Per Share

12.	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 - "Safe Harbor" for Forward-Looking Disclosures