Form 10-Q
period 2001-09-30
LILLY ELI & CO
filed 2001-11-13
CIK 59478

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended September 30, 2001

Commission file number 001-6351

Eli Lilly and Company
(Exact name of Registrant as specified in its charter)

INDIANA	35-0470950
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

LILLY CORPORATE CENTER, INDIANAPOLIS, INDIANA 46285
(Address of principal executive offices)

Registrant’s telephone number, including area code (317) 276-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒        No  ☐

The number of shares of common stock outstanding as of October 31, 2001:

Class	Number of Shares Outstanding
Common	1,124,207,792

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Dollars in millions except per-share data)
Net sales	$2,874.4	$2,811.9	$8,713.6	$7,884.5

Cost of sales	549.0	490.1	1,593.5	1,490.5
Research and development	566.0	506.1	1,645.2	1,473.4
Marketing and administrative	865.9	800.3	2,534.7	2,284.0
Acquired in-process technology	90.5	—	90.5	—
Asset impairment and other site charges	121.4	—	121.4	—
Interest expense	41.9	44.1	123.7	136.4
Other income– net	(75.6)	(27.1)	(206.2)	(374.8)

	2,159.1	1,813.5	5,902.8	5,009.5

Income before income taxes and extraordinary item	715.3	998.4	2,810.8	2,875.0
Income taxes	128.6	219.6	589.6	584.5

Income before extraordinary item	586.7	778.8	2,221.2	2,290.5
Extraordinary item, net of tax	(16.6)	—	(16.6)	—

Net income	$ 570.1	$ 778.8	$2,204.6	$2,290.5

Earnings per share – basic:
Income before extraordinary item	$ .55	$ .72	$ 2.06	$ 2.12
Extraordinary item	(.02)	—	(.02)	—

Net income	$ .53	$ .72	$ 2.04	$ 2.12

Earnings per share – diluted:
Income before extraordinary item	$ .54	$ .71	$ 2.04	$ 2.09
Extraordinary item	(.02)	—	(.02)	—

Net income	$ .52	$ .71	$ 2.02	$ 2.09

Dividends paid per share	$ .28	$ .26	$ .84	$ .78

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ELI LILLY AND COMPANY AND SUBSIDIARIES

	September 30, 2001	December 31, 2000
	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,646.3	$ 4,114.9
Short-term investments	945.3	503.3
Accounts receivable, net of allowances for doubtful amounts of $102.3 (2001) and $115.3 (2000)	1,402.6	1,630.7
Other receivables	285.2	335.4
Inventories	1,052.0	883.1
Deferred income taxes	230.3	269.5
Prepaid expenses	415.2	206.1

TOTAL CURRENT ASSETS	6,976.9	7,943.0
OTHER ASSETS
Prepaid pension	1,070.3	1,032.5
Investments	2,753.8	395.7
Sundry	1,189.7	1,143.0

	5,013.8	2,571.2
PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	8,213.9	7,784.7
Less allowances for depreciation	(3,807.2)	(3,608.1)

	4,406.7	4,176.6

	$16,397.4	$14,690.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$ 438.4	$ 184.3
Accounts payable	483.4	661.9
Employee compensation	327.5	468.3
Dividends payable	—	315.4
Income taxes payable	2,241.2	2,200.2
Other liabilities	1,292.7	1,130.6

TOTAL CURRENT LIABILITIES	4,783.2	4,960.7

LONG-TERM DEBT	3,153.9	2,633.7
OTHER NONCURRENT LIABILITIES	1,093.2	1,049.5

	4,247.1	3,683.2

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock	703.2	704.4

Additional paid-in capital	2,610.0	2,610.0
Retained earnings	7,587.0	6,223.2
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(126.0)	(135.0)
Accumulated other comprehensive loss	(663.6)	(611.2)

	7,475.6	6,156.4
Less cost of common stock in treasury	108.5	109.5

	7,367.1	6,046.9

	$16,397.4	$14,690.8

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Nine Months Ended September 30,
	2001	2000
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,204.6	$2,290.5
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities	(390.5)	206.2
Depreciation and amortization	377.3	359.9
Change in deferred taxes	246.4	(74.9)
Gain related to sale of Kinetra, net of tax	—	(214.4)
Acquired in-process technology, net of tax	58.8	—
Asset impairment and other site charges, net of tax	78.9	—
Other, net	5.5	84.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,581.0	2,651.6

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(570.6)	(433.0)
Purchase of investments	(2,743.8)	(1,484.5)
Proceeds from sale of investments	30.5	534.7
Purchase of in-process technology	(59.6)	—
Other, net	(136.1)	(96.9)

NET CASH USED FOR INVESTING ACTIVITIES	(3,479.6)	(1,479.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(905.4)	(845.0)
Purchase of common stock and other capital transactions	(421.5)	(754.2)
Issuances under stock plans	83.4	124.5
Net change in short-term borrowings	255.1	(191.4)
Net change in long-term debt	443.9	(23.9)

NET CASH USED FOR FINANCING ACTIVITIES	(544.5)	(1,690.0)

Effect of exchange rate changes on cash and cash equivalents	(25.5)	(66.1)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,468.6)	(584.2)

Cash and cash equivalents at January 1	4,114.9	3,700.4

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$2,646.3	$3,116.2

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Dollars in millions)
Net income	$570.1	$778.8	$2,204.6	$2,290.5
Other comprehensive gain (loss)[1]	71.6	(76.1)	(52.4)	(222.8)

Comprehensive income	$641.7	$702.7	$2,152.2	$2,067.7

[1]
The significant components of other comprehensive gain (loss) were a gain of $86.8 million and a loss of $38.3 million from foreign currency translation adjustments for the three months and nine months ended September 30, 2001, respectively, as compared to losses of $96.1 million and $216.6 million for the three months and nine months ended September 30, 2000, respectively.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

The company operates in one significant business segment – pharmaceutical products. Operations of the animal health business are not material and share many of the same economic characteristics as pharmaceutical products. The company’s business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business was $53 million and $47 million, respectively, for the three months ended September 30, 2001 and 2000 and $148 million and $127 million, respectively, for the nine months ended September 30, 2001 and 2000.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the three months and nine months of 2001 and 2000 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Dollars in millions)
Net sales—to unaffiliated customers
Neurosciences	$1,323.4	$1,385.9	$4,137.4	$3,726.5
Endocrinology	792.8	669.6	2,306.7	1,893.4
Oncology	191.3	160.5	533.8	415.8
Animal health	177.5	164.4	497.7	471.1
Anti-infectives	162.5	194.4	550.7	648.6
Cardiovascular	137.2	137.9	429.6	445.0
Other pharmaceuticals	89.7	99.2	257.7	284.1

Net sales	$2,874.4	$2,811.9	$8,713.6	$7,884.5

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results of operations for the periods shown. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

CONTINGENCIES

In February 2001, the company was notified that Zenith Goldline Pharmaceuticals, Inc. (Zenith) had submitted an Abbreviated New Drug Application (ANDA) seeking permission to market a generic version of Zyprexa® in various dosage forms prior to the expiration of the company’s U.S. patents for the product, alleging that the patents are invalid or not infringed. On April 2, 2001, the company filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, the company was notified that Dr. Reddy’s Laboratories Ltd. (Reddy) had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, the company filed suit against Reddy in federal district court in Indianapolis seeking a ruling that Reddy’s patent challenge is without merit. On July 6, 2001, Reddy filed a parallel suit against the company in federal district court in Newark, New Jersey. The company believes that the generic manufacturers’ patent claims are without merit and expects to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the company will prevail. An unfavorable outcome could have a material adverse impact on the company’s consolidated results of operations, liquidity, and financial position.

Several generic manufacturers have filed ANDAs for generic forms of Prozac® in various dosage forms, challenging the company’s patents. On May 30, 2001, the Court of Appeals held the company’s 2003 method of use patent was invalid. Generic fluoxetine entered the U.S. market in early August 2001, resulting in a substantial decline in Prozac sales. On October 16, 2001, the company filed for a review of the decision by the U.S. Supreme Court. Prozac sales in the U.S. have historically represented a significant portion of the company’s overall sales, accounting for approximately 19 percent in the first six months of 2001.

The company has been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol (DES) and Prozac. The company has accrued for its estimated exposure with respect to all current product liability claims. In addition, the company has accrued for certain claims incurred, but not filed, to the extent the company can formulate a reasonable estimate of their costs. The company’s estimates of these expenses are based primarily on historical claims experience and data regarding product usage. The company expects the cash amounts related to the accruals to be paid out over the next several years. A portion of the costs associated with defending and disposing of these suits is covered by insurance. The company’s estimate of insurance recoverables is based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among its insurance carriers.

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, the company has been designated as one of several potentially responsible parties with respect to fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. The company also continues remediation of certain of its own sites. The company has accrued for estimated Superfund cleanup costs, remediation, and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to payment of those costs. The company has reached a settlement with its primary liability insurance carrier and certain excess carriers providing coverage for certain environmental liabilities. Litigation seeking coverage from certain other excess carriers is ongoing.

The environmental liabilities and litigation accruals have been reflected in the company’s consolidated balance sheet at the gross amount of approximately $150.4 million at September 30, 2001. Estimated insurance recoverables of approximately $62.2 million at September 30, 2001 have been reflected as assets in the consolidated balance sheet.

The company is nearing completion of an examination by the Internal Revenue Service (IRS) for tax years 1996 and 1997. Discussions between the company and the IRS are currently underway related to one remaining issue.

While it is not possible to predict or determine the outcome of the patent, product liability or other legal actions brought against the company, the ultimate cost of environmental matters, or the resolution of the examination by the IRS, the company believes that, except as noted above with respect to the patent litigation, the costs associated with all such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

EARNINGS PER SHARE

All per share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on weighted average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options).

SHAREHOLDERS’ EQUITY

The company announced a $3 billion share repurchase program in 2000. Approximately 5.5 million shares were repurchased during the first nine months of 2001, at a net cost of approximately $422.5 million. In connection with the share repurchase program, the company has entered into agreements to purchase shares of the company’s stock. The company has agreements to purchase up to approximately 4.3 million shares of company stock from an independent third party at various times through December 2003, at prices ranging from $76 to $100 per share. The number of shares to be purchased will be reduced ratably each quarter through the expiration of the agreements. In addition, as of September 30, 2001, written equity put options, purchased call options and other derivative contracts, which provide for purchase of a total of approximately 5.1 million shares, remain outstanding at prices ranging from $74 to $90 per share with expiration dates ranging from November 2001 to November 2002. If the options are exercised, the contracts allow the company, at its discretion, to repurchase the shares for cash or deliver to the holder cash or shares for the difference between the contractual exercise price and the market price of the company’s stock. The company’s objective with the above agreements is to reduce the average price of repurchased shares.

ACCOUNTING CHANGES

The company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. The statement requires the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. The adoption of Statement 133 on January 1, 2001, did not have a material effect on the consolidated results of operations or financial position of the company, as it increased other income by less than $1 million and decreased other comprehensive income by approximately $15 million.

IMPLEMENTATION OF NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001 and effectively eliminates the pooling-of-interests method of accounting and further clarifies the recognition of intangible assets separately from goodwill.

SFAS No. 142 applies to all acquired intangible assets. Upon adoption, goodwill and other identifiable intangible assets with an indefinite useful life will not be amortized, but are required to be tested for impairment at least annually. Identifiable intangible assets will be amortized when their useful life is determined to no longer be indefinite. The company will adopt this statement on January 1, 2002 and does not expect that this statement will have a material impact on its consolidated financial position or results of operations.

On August 15, 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, the companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. The company will adopt SFAS 143 on January 1, 2003 and does not expect that this statement will have a material impact on its consolidated financial position or results of operations.

On October 3, 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The company will adopt SFAS 144 on January 1, 2002 and does not expect that this statement will have a material impact on its consolidated financial position or results of operations.

DERIVATIVE FINANCIAL INSTRUMENTS

The company’s derivative activities are initiated within the guidelines of documented corporate risk-management policies and do not create additional risk because gains and losses on derivative contracts offset losses and gains on the assets, liabilities, and transactions being hedged. As derivative contracts are initiated, the company designates the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

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

The company enters into foreign currency forward and option contracts to reduce the effect of fluctuating currency exchange rates (principally the Japanese yen and the euro). Generally, foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currency. These contracts are recorded at fair value with the gain or loss recognized in current earnings. The purchased option contracts are used to hedge anticipated foreign currency transactions, primarily intercompany inventory activities expected to occur within the next year. These contracts are designated as cash flow hedges of those future transactions and the impact on earnings is included in cost of sales. The company may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward and option contracts generally have maturities not exceeding 12 months.

In the normal course of business, operations of the company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing, and operating. The company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings of fluctuations in interest rates. The company’s primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, the company strives to achieve an acceptable balance between fixed and floating rate debt and investment positions and may enter into interest rate swaps or collars to help maintain that balance. Interest rate swaps or collars that convert the company’s fixed-rate debt or investments to a floating-rate are designated as fair value hedges of the underlying debt. Interest rate swaps or collars that convert floating-rate debt or investments to a fixed-rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements.

During the three and nine months ended September 30, 2001, net losses related to ineffectiveness and the portion of fair value and cash flow hedging instruments excluded from the assessment of effectiveness were not material.

At September 30, 2001, the amount reflected in accumulated other comprehensive loss related to derivative financial instruments is not material. The company expects to reclassify approximately $10.2 million of net gains on cash flow hedges from accumulated other comprehensive loss to earnings during the next twelve months.

UNUSUAL ITEMS

In the third quarter of 2001, the company entered into significant collaboration arrangements with two companies. In August, the company licensed Isis Pharmaceuticals, Inc.’s (Isis) non-small cell lung cancer treatment and entered into an agreement regarding an ongoing research collaboration. In September, the company entered into a collaboration with Bioprojet, Société Civile de Recherche (Bioprojet) to jointly develop and commercialize a vasopeptidase inhibitor (Fasidotril) for hypertension and chronic heart failure. These compounds are in the development phase (late Phase II / early Phase III clinical trials) and no alternative future uses were identified. As with many late Phase II / early Phase III compounds, launch of the products, if successful, is not expected in the near term. The company’s charge for acquired in-process technology expense related to these arrangements totaled $90.5 million.

The company periodically assesses its worldwide manufacturing capacity to maximize the efficiency of its worldwide manufacturing operations. As a result of this strategic review, the company recognized asset impairments and other site charges totaling $121.4 million in the third quarter of 2001. The charges principally consist of impairments of facilities and equipment, which are expected to be disposed of or destroyed in 2002, termination of third party manufacturing arrangements, and a plant closure in Taiwan. The impairment charges were necessary to adjust the carrying value of certain assets to fair value. The fair values of the assets were estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved.

In the third quarter of 2001, the company repurchased certain debt due in 2006-2036, with interest rates higher than current prevailing rates. As a result of this debt repurchase, the company recognized an extraordinary charge of $25.6 million ($16.6 million net of income taxes).

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Reported net income was $570.1 million, or $.52 per share, for the third quarter of 2001, compared with $778.8 million, or $.71 per share, for the third quarter of 2000, representing decreases in earnings and earnings per share of 27 percent. Reported net income was $2.20 billion, or $2.02 per share, for the first nine months of 2001, compared with $2.29 billion, or $2.09 per share, for the first nine months of 2000, representing decreases of 4 percent and 3 percent, respectively.

Comparisons between years for both the three and nine month periods are made difficult by the impact of several unusual items that are reflected in the company’s operating results in the third quarter of 2001 and the first quarter of 2000. Excluding these unusual items, which are discussed further below, net income for the three and nine month periods ended September 30, 2001, would have been $723.2 million and $2.36 billion, or $.66 and $2.16 per share, respectively, while net income for the nine month period of 2000, would have been $2.14 billion, or $1.95 per share. Adjusted for these unusual items, net income and earnings per share for the third quarter of 2001 decreased 7 percent and net income and earnings per share for the first nine months of 2001 increased 10 and 11 percent, respectively.

Adjusted net income for the third quarter and nine month period was favorably affected by increased sales and increased interest income. The decrease in net income and earnings per share in the third quarter was due primarily to a decline in gross margins from lower Prozac sales and operating expenses (as defined below) growing at a greater rate than sales in order to support the company’s growth products and upcoming product launches. Earnings per share for the nine month period benefited slightly from a lower number of shares outstanding resulting from the company’s share repurchase programs.

As noted above, several unusual items are reflected in the company’s operating results for the third quarter of 2001 and the first quarter of 2000. These transactions are summarized as follows (see “Unusual Items” in the Notes to Consolidated Condensed Financial Statements for additional information):

•
The company’s charge for acquired in-process technology expense related to the collaboration arrangements with Isis and Bioprojet in the third quarter of 2001 totaled $90.5 million, which decreased earnings per share by approximately $.05 in the third quarter of 2001.

•
The company recognized asset impairments and other site charges totaling $121.4 million in the third quarter of 2001 due to actions taken as a result of the recent assessment of its worldwide manufacturing capacity, which decreased earnings per share by approximately $.07 in the third quarter of 2001.

•
The company recognized an extraordinary charge of $25.6 million ($16.6 million net of income taxes) from the repurchase of higher interest rate debt, which decreased earnings per share by approximately $.02 in the third quarter of 2001.

•
The company recognized a gain of $214.4 million on the sale of its interest in Kinetra LLC to WebMD and the subsequent sale of WebMD stock, which increased earnings per share by approximately $.20 in the first quarter of 2000.

•
The company realized an estimated $91 million of sales as a result of year-2000-related wholesaler buying during the fourth quarter of 1999 that normally would have been realized in the first quarter of 2000, which decreased earnings per share by approximately $.06 in the first quarter of 2000.

The company’s sales for the third quarter of 2001 increased 2 percent, to $2.87 billion, compared with the third quarter of 2000. This significant slowing of sales growth was primarily the result of the entrance of generic fluoxetine in the U.S. in early August 2001. Excluding daily Prozac, the company’s worldwide sales increased 15 percent. Sales growth was led by Zyprexa, Evista®, Gemzar®, and the diabetes care products. The sales growth of these products was offset by lower sales of Prozac and anti-infectives. Sales in the U.S. remained flat at $1.86 billion for the third quarter of 2001, compared with the third quarter of 2000. Increases in sales in the U.S. of Zyprexa, Gemzar, Evista, and diabetes care products were offset by a 43 percent decrease in Prozac sales. Sales outside the U.S. increased 7 percent, to $1.01 billion, for the third quarter of 2001, compared with the third quarter of 2000. Worldwide sales for the third quarter reflected volume growth of 3 percent and a 2 percent increase in global selling prices, partially offset by an unfavorable exchange rate impact of 2 percent (Numbers do not add due to rounding).

The company’s reported sales for the first nine months of 2001 increased 11 percent, to $8.71 billion, compared with the first nine months of 2000. Excluding daily Prozac, the company’s worldwide sales increased 17 percent. Adjusting for the impact of year-2000-related wholesaler buying, worldwide sales increased 9 percent. Sales growth was led by Zyprexa, diabetes care products, Evista, and Gemzar, partially offset by the entrance of generic fluoxetine in the U.S. in early August 2001 and lower sales of anti-infectives. Reported sales in the U.S. increased 13 percent, to $5.68 billion, for the nine month period of 2001 compared with the nine month period of 2000. Reported sales outside the U.S. increased 6 percent, to $3.03 billion, for the nine month period of 2001, compared with the nine month period of 2000. Worldwide sales reflected volume growth of 12 percent and a 1 percent increase in global selling prices, partially offset by an unfavorable exchange rate impact of 2 percent.

Zyprexa had worldwide sales of $812.5 million and $2.19 billion for the third quarter and nine month period of 2001, respectively, representing increases of 26 percent and 32 percent, compared with the same periods of 2000. U.S. sales increased 22 percent, to $577.9 million, for the quarter and 33 percent, to $1.55 billion, for the nine month period. Zyprexa’s sales continued to experience strong growth in the face of competition in the U.S. Sales outside the U.S. increased 38 percent, to $234.6 million, for the quarter and 31 percent, to $634.4 million, for the nine month period benefiting in part from the launch of Zyprexa in Japan during the second quarter of 2001. Adjusting for year-2000-related sales, worldwide Zyprexa sales grew by 31 percent for the first nine months of 2001.

Prozac, Prozac Weekly™, and Sarafem™ (collectively “Fluoxetine Product(s)”) had combined reported worldwide sales of $449.4 million and $1.76 billion for the third quarter and nine month period of 2001, respectively, representing decreases of 34 percent and 7 percent, compared with the same periods of 2000. This decrease was primarily caused by the entrance of generic fluoxetine in the U.S. market in early August 2001. Fluoxetine Product sales in the U.S. decreased 38 percent, to $371.5 million, for the quarter and 8 percent, to $1.52 billion, for the nine month period. Sales outside the U.S. decreased 5 percent, to $77.9 million, for the quarter and $246.0 million, for the nine month period, primarily due to continuing generic competition. Adjusting for year-2000-related sales, worldwide Fluoxetine Product sales decreased by 8 percent for the nine month period. Reference is made to the discussion of the Prozac patent litigation under Part II, Item 1 of this Form 10-Q. For additional information on the expected financial impact of the entry of generic fluoxetine, see the “Financial Expectations” section below.

Diabetes care worldwide revenues, composed primarily of Humulin®, Humalog®, and Actos®, were $533.0 million and $1.58 billion for the third quarter and nine month period of 2001, respectively, representing increases of 18 percent and 22 percent compared with the same periods of 2000. Diabetes care revenues in the U.S. increased 23 percent, to $351.3 million, for the quarter and 30 percent, to $1.02 billion, for the nine month period. Sales outside the U.S. increased 10 percent, to $181.7 million, for the quarter and 9 percent, to $554.3 million, for the nine month period. Worldwide Humulin sales of $254.7 million and $792.9 million decreased 10 percent and 3 percent for the quarter and nine month period due to the continued shift by patients to Humalog and Humalog mix products and to increased competition. Worldwide Humalog sales of $164.3 million for the quarter and $435.1 million for the nine month period increased 81 percent and 82 percent, respectively. The company received service revenues of $94.5 million and $293.2 million, respectively, for the third quarter and nine month period of 2001 representing increases of 54 percent and 64 percent relating to sales of Actos. The increase was driven by strong underlying Actos sales, as well as a periodic payment by Takeda Chemical Industries Ltd. (Takeda) to the company in the third quarter of 2001 for promotional activities. Actos is manufactured and sold in the U.S. by Takeda, and is copromoted by Takeda and the company. Adjusting for year-2000-related sales, worldwide diabetes care revenues grew by 20 percent for the nine month period.

Gemzar had worldwide sales of $187.0 million and $521.9 million for the third quarter and nine month period of 2001, respectively, representing increases of 21 and 31 percent, compared with the same periods of 2000. Sales in the U.S. increased 18 percent, to $109.7 million, for the quarter and 36 percent, to $300.0 million, for the nine month period. Sales outside the U.S. increased 24 percent for both the third quarter and nine month period, to $77.3 million and $221.9 million, respectively. Adjusting for year-2000-related sales, worldwide Gemzar sales grew by 30 percent for the nine month period.

Evista had worldwide sales of $183.1 million and $499.1 million for the third quarter and nine month period of 2001, respectively, representing increases of 29 percent and 33 percent, compared with the same periods of 2000. Evista was launched in a number of European countries during the second quarter of 2000 as a treatment for postmenopausal osteoporosis. U.S. sales increased 25 percent, to $149.1 million, for the quarter and 28 percent, to $402.3 million, for the nine month period. Sales outside the U.S. increased 53 percent, to $34.0 million, for the quarter and 58 percent, to $96.8 million, for the nine month period.

ReoPro® had worldwide sales of $105.1 million and $325.9 million, for the third quarter and nine month period of 2001, respectively, representing increases of 8 percent and 4 percent compared with the same periods of 2000.

Anti-infectives had worldwide sales of $162.5 million and $550.7 million, for the third quarter and nine month period of 2001, respectively, representing decreases of 16 percent and 15 percent, compared with the same periods of 2000. Lower sales of anti-infectives for both periods were due to continuing competitive pressures. Sales in the U.S. decreased 19 percent and 33 percent for the quarter and nine month period, respectively. Sales outside the U.S. decreased 16 percent for the quarter and 11 percent for the nine month period. Cefaclor and Keflex® accounted for the majority of the decline in anti-infective sales.

For the third quarter of 2001, gross margins decreased to 80.9 percent of sales, compared with 82.6 percent for the third quarter of 2000. For the nine month period of 2001, gross margins improved to 81.7 percent of sales, compared with 81.1 percent for the nine month period of 2000. During the quarter and nine month period, higher margin products such as Zyprexa, Gemzar, Evista, and diabetes care products experienced strong growth, while lower margin products, such as anti-infectives, declined. However, the decline in sales of Prozac, a higher-margin product, in the third quarter of 2001 contributed to the decreased gross margin percentage in the quarter.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 10 percent for the third quarter and 11 percent for the nine month period of 2001, compared to the same periods of 2000. Investment in research and development increased 12 percent for both the third quarter and nine month period, to $566.0 million and $1.65 billion, respectively, as the company continued to invest in its internal pipeline. In addition, the company recorded $90.5 million in acquired in-process technology charges in connection with its collaborations with Isis and Bioprojet during the third quarter of 2001. Marketing and administrative expenses increased 8 percent from the third quarter of 2000 and 11 percent from the nine month period of 2000 primarily due to worldwide sales force expansion in support of the company’s growth products and upcoming product launches.

Net other income for the third quarter of 2001 increased $48.5 million, to $75.6 million primarily due to investment losses in the third quarter of 2000. Net other income for the nine month period of 2001 increased $44.8 million, to $206.2 million, excluding the first quarter 2000 gain on the sale of Kinetra LLC.

For the third quarter of 2001, the effective tax rate was 18.0 percent compared with 22.0 percent for the third quarter of 2000. The effective tax rate for the nine month period of 2001 was 21.0 percent compared with 20.3 percent for the nine month period of 2000. Excluding the impact of the unusual items discussed previously, the effective tax rate would have been 22.0 percent for all periods presented.

FINANCIAL CONDITION

As of September 30, 2001, cash, cash equivalents and short-term investments totaled $3.59 billion as compared with $4.62 billion at December 31, 2000. Investments as of September 30, 2001 totaled $2.75 billion compared to $395.7 million at December 31, 2000. Cash flow from operations of $2.58 billion and net cash from issuance of debt of $699.0 million as described further below were offset by purchase of long-term investments of $2.75 billion, dividends paid of $905.4 million, net capital expenditures of $570.6 million, and shares repurchased and other capital transactions of $421.5 million. The shares were repurchased pursuant to the company’s previously announced $3 billion share repurchase program. The company has now completed roughly half of that program.

Total debt at September 30, 2001, was $3.59 billion, an increase of $774.3 million from December 31, 2000, primarily due to the issuance of $250 million of 4.25 percent one-year resettable notes in March 2001, $250 million of 30-year debt in May 2001, and $400 million of 5.5 percent five-year notes in July, 2001. This issuance of debt was partially offset by the repurchase of $200.9 million of higher interest rate debt which resulted in an extraordinary charge of $25.6 million ($16.6 million net of income taxes) in the third quarter of 2001.

The company believes that cash generated from operations in 2001, along with available cash and cash equivalents and debt issued to date, will be sufficient to fund essentially all of the 2001 operating needs, including debt service, capital expenditures, share repurchases, and dividends.

EURO CONVERSION

On January 1, 1999, 11 European nations adopted a common currency, the euro, and formed the European Economic and Monetary Union (EMU). For a three-year transition period, both the euro and individual participants’ currencies will remain in circulation. After July 1, 2002, at the latest, the euro will be the sole legal tender for EMU countries. Greece has joined the original 11 countries adopting the euro in 2002. The adoption of the euro affects a multitude of financial systems and business applications as the commerce of these nations is transacted in the euro and the existing national currency.

The company has created the capability to transact in both the euro and the legacy currency and has converted the underlying information systems within the EMU countries from the legacy currencies to the euro. The company will continue to address euro-related issues and their impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the company’s operations. Any costs of compliance associated with the adoption of the euro are expensed as incurred and the company does not expect these costs to be material to its results of operations, financial condition, or liquidity.

OTHER MATTERS

On October 29, 2001, the company received a “complete response” letter from the FDA in connection with the company’s pending application for the use of Xigris™ as a treatment for severe sepsis. The “complete response” letter stated that approval is contingent upon successful negotiation of labeling (including the scope of the indication), agreement on post-approval clinical trials and successful completion of manufacturing inspections.

On October 6, 2001, the company received an approvable letter from the FDA for the use of Fortéo™ in postmenopausal women and men with osteoporosis. Approval is contingent upon labeling negotiations, agreement on measures to ensure appropriate use of the product and successful completion of manufacturing inspections.

As a result of observations noted by the FDA in two Lilly plant inspections in early 2001, one of which resulted in a warning letter from the agency, the company has been implementing comprehensive, company-wide improvements in its manufacturing quality operations to assure sustained compliance with current Good Manufacturing Practices (cGMP) regulations. In addition, the company has entered into agreements under which Lonza Biologics, PLC is manufacturing the bulk active ingredient for Xigris, the company’s investigational compound for sepsis, and Catalytica Pharmaceuticals, Inc., a subsidiary of DSM N.V., is manufacturing the finished product. Prior to product approval both firms must successfully complete a pre-approval inspection by the FDA. Catalytica is also subject to a warning letter from the FDA with respect to cGMP matters not specifically related to Xigris. Lilly is working closely with the FDA to implement the necessary improvements in its own quality systems and procedures. It is also providing support and consultation to both Lonza and Catalytica to assist in their FDA inspections. Lilly does not currently expect a material financial impact from the cGMP issues discussed above or the cost of improvements that Lilly is implementing in its operations. However, the timing and nature of the resolution of cGMP issues will depend on the manufacturer’s ability to demonstrate to the satisfaction of the FDA the quality and reliability of its manufacturing controls and procedures. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the satisfaction of the FDA could be subject to product recalls or seizures, interruption of production, and the withholding of approvals of new drug applications pending resolution of the cGMP issues.

FINANCIAL EXPECTATIONS

As noted above, in early August 2001, generic fluoxetine was introduced into the U.S. market. This has resulted in a very steep decline in Prozac sales and further declines are expected. Prozac sales in the U.S. have historically represented a significant portion of the company’s overall sales, accounting for approximately 19 percent in the first six months of 2001. While the Prozac decline is expected to significantly affect results of operations for the twelve months following August 2001, it is not expected to have a material adverse impact on the company’s consolidated financial position or liquidity.

The company currently expects single-digit sales growth for 2001 and 2002. Also, excluding unusual items, the company currently expects earnings per share to be $.59 to $.61 in the fourth quarter of 2001, $2.75 to $2.77 for the full year 2001, and $2.70 to $2.80 for 2002. For 2003, the company is targeting high-teen earnings-per-share growth excluding unusual items.

The company will record a one-time charge of approximately $100 million in the fourth quarter of 2001 for acquired in-process technology associated with the Phase III compound resiquimod, a potential treatment for genital herpes, licensed from Minnesota Mining & Manufacturing Company. This one-time charge is excluded from the normalized earnings-per-share expectations of $.59 to $.61 for the fourth quarter of 2001.

Actual results could differ materially and will depend on, among other things, the outcome of the company’s request for review by the U.S. Supreme Court of the recent Prozac ruling; the timing, number of entrants, and pricing strategies of generic fluoxetine competitors; the continuing growth of the company’s other currently marketed products; developments with competitive products; the timing and scope of regulatory approvals, including the necessary FDA approvals of manufacturing operations in connection with pending new drug applications as discussed above under “Other Matters”; the timing and success of expected new product launches; foreign exchange rates; and the impact of government pricing and reimbursement measures.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company cautions investors that any forward-looking statements or projections made by the company, including those made in this document, are based on management’s expectations at the time they are made, but they are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, and other factors that may affect the company’s operations and prospects are discussed above and in Exhibit 99 to this Form 10-Q filing. The company undertakes no duty to update forward-looking statements.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

PROZAC PATENT LITIGATION

Several generic manufacturers have filed ANDAs for generic forms of Prozac in various dosage forms, challenging the company’s patents. On May 30, 2001, the Court of Appeals for the Federal Circuit held that the company’s 2003 method of use patent was invalid. Generic fluoxetine entered the U.S. market in early August 2001. On October 16, 2001, the company filed a petition for a writ of certiorari seeking review of the decision by the U.S. Supreme Court. Such certiorari petitions are rarely granted in patent cases. Further, even if the petition is granted, there is no assurance that the case would be overturned.

ZYPREXA PATENT LITIGATION

In February 2001, the company was notified that Zenith had submitted an ANDA seeking permission to market a generic version of Zyprexa in various dosage forms prior to the expiration of the company’s U.S. patents for the product, alleging that the patents are invalid or not infringed. On April 2, 2001, the company filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, the company was notified that Reddy had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, the company filed suit against Reddy in federal district court in Indianapolis seeking a ruling that Reddy’s patent challenge is without merit. On July 6, 2001, Reddy filed a parallel suit against the company in federal district court in Newark, New Jersey. The company believes that the generic manufacturers’ patent claims are without merit and expects to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that the company will prevail. An unfavorable outcome could have a material adverse impact on the company’s consolidated results of operations, liquidity, and financial position.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.    The following documents are filed as exhibits to this Report:

EXHIBIT 10.1	1994 Lilly Stock Plan, as amended

EXHIBIT 10.2	1998 Lilly Stock Plan, as amended

EXHIBIT 10.3	Change in Control Severance Pay Plan for Select Employees, as amended

EXHIBIT 10.4
Letter agreement dated September 17, 2001 between the company and Sidney Taurel,
Chairman, President, and Chief Executive Officer, concerning Mr. Taurel’s request that his base salary for 2002 be reduced to $1.00

EXHIBIT 11.	Statement re: Computation of Earnings Per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995—“Safe Harbor” for Forward-Looking Disclosures

(b)  Reports on Form 8-K.

The company filed a Form 8-K on July 12, 2001 in order to file as exhibits the underwriting agreement and form of note in connection with its issuance of $400,000,000 of 5.5 percent notes due 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date: November 12, 2001	/s/ Rebecca O. Kendall

Rebecca O. Kendall
Senior Vice President and General Counsel

Date: November 12, 2001	/s/ Arnold C. Hanish

Arnold C. Hanish
Executive Director, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

Exhibit

10.1	1994 Lilly Stock Plan, as amended

10.2	1998 Lilly Stock Plan, as amended

10.3	Change in Control Severance Pay Plan for Select Employees, as amended

10.4
Letter agreement dated September 17, 2001 between the company and Sidney Taurel, Chairman,
President, and Chief Executive Officer, concerning Mr. Taurel’s request that his base salary for 2002 be reduced to $1.00

11	Statement re: Computation of Earnings Per Share

12	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

99	Cautionary Statement Under Private Securities Litigation Reform Act of 1995—“Safe Harbor” for Forward-Looking Disclosures