Form 10-K405
period 2001-12-31
LILLY ELI & CO
filed 2002-03-28
CIK 59478

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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
Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 15, 2002 (Common Stock): approximately $73,441,600,000.

Number of shares of common stock outstanding as of February 15, 2002: 1,124,012,174.

Portions of the following documents have been incorporated by reference into this report:

Registrant's Document	Parts Into Which Incorporated

Annual Report to Shareholders for fiscal year ended December 31, 2001	Parts I, II, and IV
Proxy Statement dated March 4, 2002	Part III

Part I

Item 1. Business

Eli Lilly and Company (the “Company” or “Registrant”, which may be referred to as “we”, “us”, or “our”) was incorporated in 1901 in Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. We discover, develop, manufacture, and sell products in one significant business segment—pharmaceutical products. Operations of our animal health business segment are not material to our financial statements. We manufacture and distribute our products through owned or leased facilities in the United States, Puerto Rico, and 26 other countries. Our products are sold in approximately 160 countries.

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

Products

Our products include:

Neuroscience products, our largest-selling product group, including Zyprexa®, a product for the treatment of schizophrenia and acute bipolar mania; Prozac®, indicated for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder; the Darvon® line of analgesic products; Permax®, a treatment for Parkinson’s disease; and Sarafem™, for the treatment of pre-menstrual dysphoric disorder;

Endocrine products, including Humulin®, human insulin produced through recombinant DNA technology; Humalog® and Humalog Mix 75/25®, rapid-acting injectable human insulin analogs of recombinant DNA origin; Iletin®, animal-source insulin; Actos®, an oral agent for Type 2 diabetes that is manufactured and sold by a unit of Takeda Chemical Industries, Ltd. of Japan (“Takeda”) and co-promoted by us in the U.S. and certain other countries and sold by us alone in other countries; Evista®, an oral agent for the prevention and treatment of osteoporosis in post-menopausal women; and Humatrope®, human growth hormone produced by recombinant DNA technology;

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

Animal health products, including Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry and to improve feed efficiency and growth; Rumensin®, a cattle feed additive that improves feed efficiency and growth and also controls and prevents coccidiosis; Coban®, Monteban® and Maxiban®, anticoccidial agents for use in poultry; Apralan®, an antibiotic used to control enteric infections in calves and swine; Micotil® and Pulmotil®, antibiotics used to treat respiratory disease in cattle and swine, respectively; Surmax® (sold as Maxus® in some countries), a performance enhancer for swine and poultry; and Paylean®, a leanness and performance enhancer for swine;

Cardiovascular agents, including ReoPro®, a monoclonal antibody product developed and manufactured by Centocor, Inc. (a unit of Johnson & Johnson) and co-marketed by Centocor and us for use as an adjunct to percutaneous coronary intervention (“PCI”), including patients undergoing angioplasty, atherectomy or stent placement; Xigris™, a novel biotech agent to treat adults with severe sepsis at high risk of death; Dobutrex®, an agent for cardiac decompensation; and Cynt™, marketed outside the United States for treatment of hypertension; and

An antiulcer agent, Axid®.

Marketing

We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local needs.

Pharmaceuticals – United States

In the United States, we distribute pharmaceutical products principally through approximately 35 independent wholesale distributors. Our marketing policy is designed to assure that products and relevant medical information are immediately available to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Three wholesale distributors in the United States – AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation – each accounted for between 19 and 23 percent of our consolidated net sales in 2001. No other distributor accounted for more than 10 percent of consolidated net sales. We also sell pharmaceutical products directly to the United States government and other manufacturers, but those sales are not material.

We promote our major pharmaceutical products in the United States through sales representatives who call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. To support our sales representatives’ efforts, we advertise in medical and drug journals, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the United States and we maintain Web sites with information about all our major products. Divisions of our sales force are dedicated to product lines or practice areas, such as primary care, neuroscience, diabetes care, critical care, cardiovascular, endocrinology, and oncology. We have entered into licensing arrangements under which other companies market certain products manufactured by the Company, such as Axid, Lorabid, and Permax.

Large purchasers of pharmaceuticals, such as managed-care groups and government and long-term care institutions, account for a significant portion of total pharmaceutical purchases in the United States. We have created special sales groups to service managed-care organizations, government and long-term care institutions, hospital contract administrators, and certain retail pharmacies. In response to competitive pressures, we have entered into arrangements with a number of these organizations providing for discounts or rebates on one or more Company products or other cost-sharing arrangements.

Pharmaceuticals – Outside the United States

Outside the United States, we promote our pharmaceutical products primarily through sales representatives. While the products marketed vary from country to country, neuroscience products constitute the largest single group in total sales. Distribution patterns vary from country to country. In most countries, we maintain our own sales and distribution organizations. In some countries, however, we market our products through independent distributors.

Animal Health Products

Our Elanco Animal Health business unit employs field salespeople throughout the United States to market animal health products. Elanco also has an extensive sales force outside the United States. Elanco sells its products primarily to wholesale distributors.

Raw Materials and Product Supply

Most of the principal materials we use in our manufacturing operations are available from more than one source. We obtain certain raw materials principally from only one source. In addition, three of our significant products are manufactured by others: Actos by Takeda; ReoPro by Centocor; and Xigris by Lonza Biologics (bulk product) and Catalytica, Inc. (finished product). If we were unable to obtain certain materials from present sources, we could experience an interruption in supply until we established new sources or, in some cases, implemented alternative processes.

The majority of our sales abroad are of products manufactured wholly or in part abroad. However, a principal source of active ingredients for those manufactured products continues to be our facilities in the United States.

We seek to design and operate our manufacturing facilities and maintain inventory in a way that will allow us to meet all expected product demand while maintaining flexibility to reallocate manufacturing capacity to improve efficiency and respond to changes in supply and demand. However, pharmaceutical production processes are complex, highly regulated, and vary widely from product to product. Consequently, shifting or adding manufacturing capacity can be a very lengthy process requiring significant capital expenditures. Accordingly, if we were to experience extended plant shutdowns or extraordinary unplanned increases in demand, we could experience an interruption in supply of certain products or product shortages until production can be resumed or expanded.

Patents, Trademarks, and Other Intellectual Property Rights

Overview

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

Outside the United States, the standard of intellectual property protection for pharmaceuticals varies widely. While many countries have reasonably strong patent laws, other countries currently provide little or no effective protection for inventions or other intellectual property rights. Under the Trade-Related Aspects of Intellectual Property Agreement (TRIPs) administered by the World Trade Organization (WTO), over 140 countries have now agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to all patent owners. However, in many countries, this agreement will not become fully effective for many years. It is possible that changes to this agreement will be made in the future that will diminish or further delay its implementation in developing countries. It is too soon to assess how much, if at all, we will benefit commercially from these changes.

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

Our Intellectual Property Portfolio

We consider patent protection for certain products, processes, and uses—particularly that relating to Zyprexa, Gemzar, Humalog, Evista, Actos, ReoPro, Xigris and Axid—to be important to our operations. For many of our products, in addition to the compound patent we hold other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the product patent.

United States compound patent expirations include those claiming the respective active ingredients in Axid, 2002; Zyprexa, 2011; Humalog, 2013; and ReoPro, 2015. The Gemzar compound patent in the U.S. expires in 2010, but a use patent covering treatment of neoplasms with Gemzar is in force until 2012. We hold a number of U.S. patents covering Evista and its approved uses in osteoporosis prevention and treatment that we believe can provide us exclusivity in the United States until at least 2012. We are in the process of extending the U.S. compound patent on the active ingredient in Evista, but, even if extended, this patent will expire substantially before 2012. In the United States, Actos will be protected by a compound patent through the duration of our co-promotion agreement, which runs until 2006. Xigris is a complex glycoprotein biologic product that is produced through recombinant DNA technology. Xigris is not subject to the Abbreviated New Drug Application process under the Hatch-Waxman law as described below. In addition, we hold patents on the DNA materials, certain uses, manufacturing process, and the glycoprotein itself. We believe the intellectual property protection for Xigris should provide us marketing exclusivity until at least 2015.

The United States compound patent covering Prozac expired in 2001. We hold another patent for the method of use of Prozac’s active ingredient which expires in December 2003, but the patent claim to that use was ruled invalid by the U.S. Court of Appeals for the Federal Circuit. Generic competition for Prozac entered the U.S. market in August, 2001, resulting in a very rapid and substantial decline in U.S. Prozac sales. Outside the United States, Prozac patents generally either have expired or will expire over the next several years.

Worldwide, we sell all of our major products under trademarks that we consider in the aggregate to be important to our operations. Trademark protection varies throughout the world, with protection continuing in some countries as long as the mark is used, and in other countries as long as it is registered. Registrations are normally for fixed but renewable terms.

Patent Challenges Under the Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “Hatch-Waxman,” made a complex set of changes to both patent and new-drug-approval laws in the United States. Before Hatch-Waxman, no drug could be approved without providing the Food and Drug Administration (“FDA”) complete safety and efficacy studies, i.e., a complete New Drug Application (“NDA”). Hatch-Waxman authorizes the FDA to approve generic versions of innovative medicines without such information by filing an Abbreviated New Drug Application (“ANDA”). In an ANDA, the generic manufacturer must demonstrate only “bioequivalence” between the generic version and the NDA-approved drug – not safety and efficacy.

Absent a successful patent challenge, the FDA cannot approve an ANDA until after the innovator’s patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an ANDA alleging that one or more of the patents listed in the innovator’s NDA are invalid or not infringed. This allegation is commonly known as a “Paragraph IV certification.” The innovator must then file suit against the generic manufacturer to protect its patents. If one or more of the NDA-listed patents are successfully challenged, the first filer of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers.

In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. For example, the loss of the 2003 patent on Prozac described above was the result of a Paragraph IV patent challenge. Also, in 2001 we successfully defeated a Paragraph IV challenge to our patents covering Axid. In 2001, two generic drug manufacturers, Zenith Goldline Pharmaceuticals, Inc. (“Zenith”) and Dr. Reddy’s Laboratories, Ltd. (“Reddy”) filed ANDAs challenging our Zyprexa patents under Paragraph IV certifications. We filed separate suits against Zenith and Reddy seeking rulings that the patent challenges are without merit. For more information on the Zyprexa patent litigation, see Part 1, Item 3, Legal Proceedings.

Proposals have been introduced in Congress to amend various aspects of Hatch-Waxman. In general, the proposals appear to be principally designed to encourage more Paragraph IV challenges to innovator patents. We cannot predict whether any changes will be made or what impact they would have on our business.

Competition

Our pharmaceutical products compete with products manufactured by many other companies in highly competitive markets throughout the world. Our animal health products compete on a worldwide basis with products of pharmaceutical, chemical, and other companies that operate animal health divisions or subsidiaries.

Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, service, and research and development of new products and processes. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. New products that we introduce usually must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. In many countries outside the United States, patent protection is weak or nonexistent and we must compete with generic or “knockoff” versions of our products. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.

We believe our long-term competitive position depends upon our success in discovering and developing innovative, cost-effective products that serve unmet medical needs, together with our ability to manufacture the products efficiently and to market them effectively in a highly competitive environment. There can be no assurance that our research and development efforts will result in commercially successful products or that our products or processes will not become outmoded from time to time as a result of products or processes developed by our competitors.

Government Regulation

Our operations are regulated extensively by the federal government, to some extent by state governments, and in varying degrees by foreign governments. The Federal Food, Drug, and Cosmetic Act, other federal statutes and regulations, various state statutes and regulations, and laws and regulations of foreign governments govern to varying degrees the testing, approval, production, labeling, distribution, post-market surveillance, advertising, dissemination of information, and promotion of our products. The lengthy process of laboratory and clinical testing, data analysis, manufacturing development, and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing, and distribution of pharmaceutical products are extensively regulated in all major world markets. In addition, our operations are subject to complex federal, state, local, and foreign environmental and occupational safety laws and regulations. We anticipate that the laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time, and expense and significant capital investment.

In the United States, the Omnibus Budget Reconciliation Act of 1990 requires us to provide rebates to state governments on their purchases of certain of our products under state Medicaid programs. In addition, a model waiver program has been created administratively that allows states to expand the Medicaid drug benefit to include low-income Medicare beneficiaries. Other cost containment measures have been adopted or proposed by federal, state, and local government entities that provide or pay for health care. In most international markets, we operate in an environment of government-mandated cost containment programs, which may include price controls, discounts and rebates, restrictions on physician prescription levels, restrictions on reimbursement, compulsory licenses and generic substitution.

In the U.S., branded pharmaceutical products are subject to increasing pricing pressures, which could be significantly affected by the current national debate over Medicare reform as well as by actions by individual states to reduce pharmaceutical costs for Medicaid patients, seniors, and the uninsured and underinsured. Many proposals now being considered at the federal and state levels and, in some cases, implemented at the state level, would result in government agencies demanding discounts and rebates from pharmaceutical companies that may expressly or implicitly create price controls on prescription drugs. For example, at the federal level, the administration has proposed modifying the Medicaid rebate calculation. While this change requires congressional action, it would lead to a significant increase in our Medicaid rebate liability. At the state level, examples include Florida and Michigan, which have begun to implement supplemental rebates and restricted formularies in their Medicaid programs. While legal challenges to these and other state programs have been mounted, it is unknown at this time if the courts will allow them to continue.

International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property protection.

We cannot predict whether such proposals will be adopted or the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, we expect that pressures on pharmaceutical pricing will continue and likely intensify in the near term.

Research and Development

Our commitment to research and development dates back more than 100 years. Our research and development activities are responsible for the discovery or development of most of the products we offer today. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2001, we employed approximately 7,600 people in pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel. We expended $1.78 billion on research and development activities in 1999, $2.02 billion in 2000, and $2.24 billion in 2001.

We concentrate our pharmaceutical research and development efforts in six therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes and osteoporosis; cancer; cardiovascular diseases; infectious diseases; and inflammation. However, we remain opportunistic; therefore, we selectively pursue promising leads in other therapeutic areas. We are actively engaged in biotechnology research programs involving recombinant DNA, proteins, and genomics (the development of therapeutics through identification of disease-causing genes and their cellular function). In addition to discovering and developing new chemical entities, we look for ways to expand the value of existing products through new uses and formulations that can provide additional benefits to patients.

To supplement our internal efforts, we collaborate with independent research organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and we contract with others for the performance of research in their facilities. We use the services of physicians, hospitals, medical schools, and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products. We actively seek out investments in external research and technologies that hold the promise to complement and strengthen our own research efforts. These investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, joint ventures, and acquisitions.

We also conduct extensive work in the animal sciences, including animal nutrition and physiology and veterinary medicine. Certain of our research and development activities relating to pharmaceutical products may be applicable to animal health products. An example is the search for agents that will cure infectious disease.

Drug development is time-consuming, expensive, and risky. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take more than twelve years. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. We believe our investments in research, both internally and in collaboration with others, have been rewarded by the number of new pharmaceutical compounds and indications in all stages of development. Among our new investigational compounds in the later stages of development are potential therapies for osteoporosis, male erectile dysfunction, depression, attention deficit/hyperactivity disorder, various cancers, stress urinary incontinence, diabetic complications, and genital herpes. Further, we are studying many other drug candidates in the earlier stages of development.

We are also developing new uses and formulations for many of our important products, such as Zyprexa, Gemzar, ReoPro, and Evista.

Quality Assurance

Our success depends in great measure upon customer confidence in the quality of our products and in the integrity of the data that support their safety and effectiveness. Product quality arises from the total commitment to quality in all parts of our operations, including research and development, purchasing, facilities planning, manufacturing, and distribution. We have developed quality-assurance procedures relating to the quality and integrity of scientific information and production processes.

Control of production processes involves rigid specifications for ingredients, equipment, facilities, manufacturing methods, packaging materials, and labeling. We perform tests at various stages of production processes and on the final product to assure that the product meets all regulatory requirements and our standards. These tests may involve chemical and physical chemical analyses, microbiological testing, testing in animals, or a combination. Additional assurance of quality is provided by a corporate quality-assurance group that monitors existing pharmaceutical and animal health manufacturing procedures and systems in the parent company, subsidiaries and affiliates, and third-party suppliers.

As a result of plant inspections in early 2001, the FDA informed us of a number of observations and issued a warning letter regarding our adherence to current Good Manufacturing Practices (cGMP). In response, we have been implementing comprehensive, companywide improvements in our manufacturing operations. In November 2001, following a reinspection of the manufacturing facilities, the FDA noted additional observations, primarily relating to computer system validation, manufacturing process reviews, and data handling. We have responded to the FDA relative to these observations and have met with agency officials to discuss our plans to address the issues raised. Approval of new products will depend on resolution of all manufacturing issues to the agency’s satisfaction. The timeline for resolution of these issues is difficult to predict. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the agency’s satisfaction could be subject to interruption of production, delays in NDA approvals, recalls, seizures, fines, and other penalties. If we were to experience an extended delay in new-product approvals because of these regulatory issues, it could have a material adverse effect on our consolidated results of operations but would be unlikely to have a material adverse effect on our financial position or liquidity.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers. All executive officers have been employed by the Company in executive positions during the last five years.

The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 15, 2002, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Offices

Sidney Taurel	53	Chairman of the Board (since January 1999), President and Chief Executive Officer (since June 1998), and a Director
Charles E. Golden	55	Executive Vice President and Chief Financial Officer (since March 1996) and a Director
John C. Lechleiter, Ph.D.	48	Executive Vice President, Pharmaceutical Products and Corporate Development (since January 2001)
Gerhard N. Mayr	55	Executive Vice President, Pharmaceutical Operations (since October 1999)
August M. Watanabe, M.D.	60	Executive Vice President, Science and Technology (since February 1996) and a Director
Rebecca O. Kendall	54	Senior Vice President and General Counsel (since June 1998)
Pedro P. Granadillo	54	Senior Vice President (since June 1998)

Employees

At the end of 2001, we employed approximately 41,100 people, including approximately 19,100 employees outside the United States. A substantial number of our employees have long records of continuous service.

Financial Information Relating to Business Segments and Classes of Products

You can find financial information relating to our business segments and classes of products in our 2001 Annual Report at page 31 under “Segment Information” (page 14 of Exhibit 13 to this Form 10-K). That information is incorporated into this Report by reference.

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

Financial Information Relating to Foreign and Domestic Operations

You can find financial information relating to foreign and domestic operations in our 2001 Annual Report at page 31 under “Segment Information” (page 14 of Exhibit 13). That information is incorporated in this Report by reference.

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

Item 2. Properties

Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2001, we owned 13 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 9.7 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina and Mayaguez, Puerto Rico. We also lease sales offices in a number of cities located in the United States and abroad.

We own production and distribution facilities in 17 countries outside the United States and Puerto Rico, containing an aggregate of approximately 4.3 million square feet of floor space. Major production sites include facilities in the United Kingdom, France, Ireland, Spain, Brazil, Italy, and Mexico. We lease production and warehouse facilities in Puerto Rico and several countries outside the United States.

Our research and development facilities in the United States consist of approximately 4.0 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Our major research and development facilities abroad are located in Belgium, United Kingdom, Germany, Canada, and Spain and contain an aggregate of approximately 612,000 square feet.

We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3. Legal Proceedings

Zyprexa Patent Litigation

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. (“Zenith”) had submitted an abbreviated new drug application (“ANDA”) seeking permission to market a generic version of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product, alleging that the patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. (“Reddy”) had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, in January 2002, Reddy filed an ANDA for additional dosage forms and in February 2002, we filed an infringement suit in the same court based on Reddy’s later ANDA. The cases are in the preliminary stages. We believe that the generic manufacturers’ patent claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

Prozac Patent Litigation

Beginning in 1995, several generic manufacturers filed ANDAs for generic forms of Prozac in various dosage forms, challenging our U.S. patents. Beginning in 1996, we filed suit against those manufacturers seeking rulings that our patents are valid and enforceable. On May 30, 2001, the Court of Appeals for the Federal Circuit held that our method of use patent, expiring in late 2003, was invalid. Thereafter, generic fluoxetine entered the U.S. market in early August 2001, resulting in a very rapid and substantial decline in Prozac sales. On October 16, 2001, we filed a petition for a writ of certiorari seeking review of the decision by the U.S. Supreme Court. On January 14, 2002, our petition was denied, bringing the litigation to an end.

Other Matters

We are currently a defendant in a variety of product liability litigation lawsuits involving primarily diethylstilbestrol (“DES”) and Prozac. In approximately 115 actions, including several with multiple claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who ingested DES during pregnancy. In another approximately 15 actions, plaintiffs seek to recover damages as a result of the ingestion of Prozac.

In March 1996, the U.S. Federal Trade Commission (“FTC”) commenced a non-public antitrust investigation focusing on the pharmaceutical industry practice of providing discounts or rebates to managed-care organizations and certain other purchasers. We have responded to two subpoenas from the FTC requesting production of certain documents and other discovery responses. We believe that all of our actions have been lawful and proper and are cooperating with the investigation.

The FTC has instituted an industrywide study into what it describes as “the use of agreements between and among pharmaceutical companies, and any other strategies, that may delay generic drug competition throughout the United States since January 1, 1991.” In April 2001, we received an order from the FTC for the production of documents and other information in connection with the agency’s investigation. The FTC has indicated that orders are being issued to approximately 100 pharmaceutical companies. We are cooperating with the agency and we believe that all of our actions have been lawful and proper.

In March 2001, we received a subpoena, issued at the request of the Commonwealth’s attorney for the Commonwealth of Massachusetts, for production of documents related to pricing and Medicaid reimbursement of our products in Massachusetts. We believe that we are not the only pharmaceutical company to receive such a request. We are cooperating with the inquiry and we believe that all of our practices have been lawful and proper.

In December 2001, we were named as a defendant along with many other pharmaceutical manufacturers in a lawsuit in federal district court for the district of Massachusetts that purports to be nationwide class action on behalf of consumers of certain prescription drugs. The suit claims in general that as a result of alleged improprieties in the manufacturers’ calculation and reporting of average wholesale prices for purposes of Medicare reimbursement, the consumers overpaid their portion of the cost of the drugs. In February 2002, we were named as a defendant along with many other manufacturers in a similar suit brought in state court in Montana by the attorney general of Montana on behalf of consumers of certain prescription drugs in that state. We believe that all of our practices in this regard have been lawful and proper and that these suits are without merit.

We are also a defendant in other litigation, including product liability and patent suits, of a character we regard as normal to our business.

While it is not possible to predict or determine the outcome of the legal actions and investigations pending against us, we believe that except as referred to above with respect to the Zyprexa patent litigation, the costs associated with all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to our consolidated results of operations in any one accounting period.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2001, no matters were submitted to a vote of security holders.

Part II

Item 5. Market For the Company’s Common Stock and Related Stockholder Matters

You can find information relating to the principal market for our common stock and related stockholder matters, in our 2001 Annual Report under “Selected Quarterly Data (unaudited),” at page 32 (page 15 of Exhibit 13), and “Selected Financial Data (unaudited),” at page 33 (page 16 of Exhibit 13). That information is incorporated in this Report by reference.

You can find information concerning sales of equity options and other equity derivatives related to repurchases of Lilly stock in Note 9 to the consolidated financial statements, pages 41-42 of our 2001 Annual Report (pages 25-26 of Exhibit 13). All those transactions were exempt from registration under Section 4(2) of the Securities Act of 1933. No public offering or public solicitation was used in the offering of those securities. The transactions were privately negotiated, and all offerees and purchasers were accredited investors and/or qualified institutional buyers.

Item 6. Selected Financial Data

You can find selected financial data for each of our five most recent fiscal years in our 2001 Annual Report under “Selected Financial Data (unaudited),” at page 33 (page 16 of Exhibit 13). That information is incorporated in this Report by reference.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

You can find management’s discussion and analysis of results of operations and financial condition in the following portions of our 2001 Annual Report (found at pages 1-8 of Exhibit 13):

“Review of Operations—Operating Results—2001” (pages 19-20 and 22)
“Review of Operations—Operating Results—2000” (pages 22-24)
“Review of Operations—Financial Condition” (pages 24-25)
“Review of Operations—Critical Accounting Policies” (page 25)
“Review of Operations—Other Matters” (pages 25-26)
“Review of Operations—Financial Expectations for 2002 and 2003” (page 26-27)
“Review of Operations—Legal and Environmental Matters” (page 27)
“Review of Operations—Private Securities Litigation Reform Act of 1995 – a Caution Concerning
     Forward-Looking Statements” (page 27)

The information referred to above is incorporated in this Report by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) in our 2001 Annual Report at “Review of Operations – Financial Condition” at pages 24-25 (page 5 of Exhibit 13). That information is incorporated in this Report by reference.

Item 8. Financial Statements and Supplementary Data

You can find the consolidated financial statements of the Company and its subsidiaries in our 2001 Annual Report at pages 21 and 28-30 (Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Consolidated Statements of Comprehensive Income), page 31 (Segment Information), and pages 34-46 (Notes to Consolidated Financial Statements) (together, pages 9-14 and 17-32 of Exhibit 13). You can find the Report of Independent Auditors at page 47 of the Annual Report (page 34 of Exhibit 13). All of the above information is incorporated in this Report by reference.

Also incorporated by reference is information on quarterly results of operations, which can be found in our 2001 Annual Report under “Selected Quarterly Data (unaudited),” at page 32 (page 15 of Exhibit 13).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Company

You can find information relating to our Board of Directors in our Proxy Statement dated March 4, 2002, under “Board of Directors” at pages 5-8, and information relating to our executive officers at pages 8-9 of this Form 10-K under “Executive Officers of the Company.” All of that information is incorporated in this Report by reference.

Item 11. Executive Compensation

You can find information on executive compensation in the Proxy Statement under “Directors’ Compensation” and “Executive Compensation” at pages 14-21. That information is incorporated in this Report by reference, except that the Compensation Committee Report is not incorporated in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

You can find information relating to ownership of the Company’s common stock by management and by persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock in the Proxy Statement under “Ownership of Company Stock,” at pages 23 and 24. That information is incorporated in this Report by reference.

Item 13. Certain Relationships and Related Transactions

None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.	Financial Statements

The following consolidated financial statements of the Company and its subsidiaries, included in our 2001 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8:

Consolidated Statements of Income—Years Ended December 31, 2001, 2000, and 1999 (page 21) (page 9 of Exhibit 13)
Consolidated Balance Sheets—December 31, 2001 and 2000 (page 28) (pages 10-11 of Exhibit 13)
Consolidated Statements of Cash Flows—Years Ended December 31, 2001, 2000, and 1999 (page 29) (page 12 of Exhibit 13)
Consolidated Statements of Comprehensive Income—Years Ended December 31, 2001, 2000, and 1999 (page 30) (page 13 of Exhibit 13)
Segment Information (page 31) (page 14 of Exhibit 13)
Notes to Consolidated Financial Statements (pages 34-46) (pages 17-32 of Exhibit 13)

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

(a)3.	Exhibits

3.1	Amended Articles of Incorporation
3.2	By-laws

4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Norwest Bank Minnesota, N.A., as Successor Rights Agent
4.2	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee
4.3	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991
4.4	Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 2005[1]
4.5	Form of Indenture with respect to Capital Securities dated August 5, 1999 between Lilly del Mar, Inc. and Citibank, N.A., as Trustee[1]
4.6	Form of Resettable Coupon Capital Security due 2029 of Lilly del Mar, Inc.[1]
4.7	Form of Floating Rate Capital Security due 2029 of Lilly del Mar, Inc.[1]
4.8	Form of Fiscal Agency Agreement dated March 22, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Puttable Reset Securities PURSsm due March 22, 2011[1]
4.9	Form of Puttable Reset Securities PURSsm due March 22, 2011[1]
4.10	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resetable Floating Rate Debt Security due May 15, 2031[1]
4.11	Form of Resetable Floating Rate Debt Security due May 15, 2031[1]
10.1	1989 Lilly Stock Plan, as amended[2]
10.2	1994 Lilly Stock Plan, as amended[2]
10.3	1998 Lilly Stock Plan, as amended[2]
10.4	The Lilly Deferred Compensation Plan, as amended[2]
10.5	The Lilly Directors’ Deferral Plan, as amended[2]
10.6	The Eli Lilly and Company EVA® Bonus Plan, as amended[2,3]
10.7	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended[2]

[1] This exhibit is not filed with this Report. Copies will be furnished to the Securities and Exchange Commission upon request.
[2] Indicates management contract or compensatory plan.
[3] EVA® is a registered trademark of Stern Stewart & Co.

10.8	Letter agreement dated September 17, 2001 between the company and Sidney Taurel, Chairman, President, and Chief Executive Officer, concerning Mr. Taurel’s request that his base salary for 2002 be reduced to $1.00[2]
12.	Computation of Ratio of Earnings from Continuing Operations to Fixed Charges
13.	Annual Report to Shareholders for the Year Ended December 31, 2001 (portions incorporated by reference into this Form 10-K)
21.	List of Subsidiaries
23.	Consent of Independent Auditors
99.	Cautionary Statement under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter of 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eli Lilly and Company

By	s/Sidney Taurel Sidney Taurel, Chairman of the Board, President and Chief Executive Officer

March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

s/ Sidney Taurel SIDNEY TAUREL	Chairman of the Board, President, Chief Executive Officer, and a Director (principal executive officer)

s/Charles E. Golden CHARLES E. GOLDEN	Executive Vice President, Chief Financial Officer, and a Director (principal financial officer)

s/Arnold C. Hanish ARNOLD C. HANISH	Chief Accounting Officer (principal accounting officer)

s/Steven C. Beering STEVEN C. BEERING, M.D.	Director

s/ Sir Winfried F. W. Bischoff SIR WINFRIED F. W. BISCHOFF	Director

s/Martin S. Feldstein MARTIN S. FELDSTEIN, Ph.D.	Director

Signature	Title

s/George M. C. Fisher GEORGE M. C. FISHER	Director

s/Karen N. Horn KAREN N. HORN, Ph.D.	Director

s/Alfred G. Gilman ALFRED G. GILMAN, M.D., Ph.D.	Director

s/Franklyn G. Prendergast FRANKLYN G. PRENDERGAST, M.D., Ph.D.	Director

s/Kathi P. Seifert KATHI P. SEIFERT	Director

s/August M. Watanabe AUGUST M. WATANABE, M.D.	Director

s/Alva O. Way ALVA O. WAY	Director

Trademarks Used In This Report

Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this Report, appear with an initial capital and are followed by the symbol ® or ™, as applicable. In subsequent uses of the marks in the Report, the symbols are omitted.

Index to Exhibits

The following documents are filed as part of this report:

Exhibit		Location

3.1	Amended Articles of Incorporation	Incorporated by reference from Exhibit 3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998

3.2	By-laws	Incorporated by reference from Exhibit 3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001

4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Norwest Bank Minnesota, N. A., as Successor Rights Agent	Incorporated by reference from Exhibit 1 to the Company’s Report on Form 8-K filed July 23, 1998

4.2	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration No. 33-38347

4.3	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on February 1, 1991	Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Registration No. 33-38347

4.4	Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 2005	*

4.5	Form of Indenture with respect to Capital Securities dated August 5, 1999, between Lilly del Mar, Inc. and Citibank, N.A., as Trustee	*

Exhibit		Location

4.6	Form of Resettable Coupon Capital Security due 2029 of Lilly del Mar, Inc.	*

4.7	Form of Floating Rate Capital Security due 2029 of Lilly del Mar, Inc.	*

4.8	Form of Fiscal Agency Agreement dated March 22, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Puttable Reset Securities PURSsm due March 22, 2011	*

4.9	Form of Puttable Reset Securities PURSsm due March 22, 2011	*

4.10	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resetable Floating Rate Debt Security due May 15, 2031	*

4.11	Form of Resetable Floating Rate Debt Security due May 15, 2031	*

10.1	1989 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2000

10.2	1994 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

10.3	1998 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

Exhibit		Location

10.4	The Lilly Deferred Compensation Plan, as amended	Attached

10.5	The Lilly Directors’ Deferral Plan, as amended	Incorporated by reference from Exhibit 10.5 to the Company’s Report on Form 10-K for the year ended December 31, 1999

10.6	The Eli Lilly and Company EVA® Bonus Plan, as amended	Attached

10.7	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended	Incorporated by reference from Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

10.8	Letter Agreement dated September 17, 2001 between the Company and Sidney Taurel, Chairman, President, and Chief Executive Officer, concerning Mr. Taurel’s request that his base salary for 2002 be reduced to $1.00	Incorporated by reference from Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

12.	Computation of Ratio of Earnings to Fixed Charges	Attached

13.	Annual Report to Shareholders for the Year Ended December 31, 2001 (portions incorporated by reference in this Form 10-K)	Attached

21.	List of Subsidiaries	Attached

23.	Consent of Independent Auditors	Attached

99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures	Attached

*	Not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.