Form 10-Q
period 2002-03-31
LILLY ELI & CO
filed 2002-05-13
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2002

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

Yes	No

The number of shares of common stock outstanding as of April 30, 2002:

Class	Number of Shares Outstanding

Common	1,124,219,994

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in millions except
	per-share data)
Net sales	$2,561.1	$2,805.7

Cost of sales	530.1	522.3

Research and development	502.8	515.5

Marketing and administrative	777.3	768.9

Interest expense	9.6	41.4

Other income — net	(65.4)	(76.8)

	1,754.4	1,771.3

Income before income taxes	806.7	1,034.4

Income taxes	177.5	227.6

Net income	$629.2	$806.8

Earnings per share – basic	$.58	$.75

Earnings per share – diluted	$.58	$.74

Dividends paid per share	$.31	$.28

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Eli Lilly and Company and Subsidiaries

	March 31, 2002	December 31, 2001

	(Dollars in millions)
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,880.9	$2,702.3

Short-term investments	977.1	1,028.7

Accounts receivable, net of allowances of $68.4 (2002) and $88.5 (2001)	1,499.3	1,406.2

Other receivables	234.3	289.0

Inventories	1,097.2	1,060.2

Deferred income taxes	215.2	223.3

Prepaid expenses	520.1	229.2

TOTAL CURRENT ASSETS	7,424.1	6,938.9

OTHER ASSETS

Prepaid pension	1,111.4	1,102.8

Investments	2,666.3	2,710.9

Sundry	1,258.1	1,149.1

	5,035.8	4,962.8

PROPERTY AND EQUIPMENT

Land, buildings, equipment, and construction-in-progress	8,557.4	8,415.4

Less allowances for depreciation	(3,958.3)	(3,883.0)

	4,599.1	4,532.4

	$17,059.0	$16,434.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$472.4	$286.3

Accounts payable	510.4	624.1

Employee compensation	165.5	381.9

Dividends payable	—	341.0

Income taxes payable	2,293.6	2,319.5

Other liabilities	1,391.1	1,250.2

TOTAL CURRENT LIABILITIES	4,833.0	5,203.0

LONG-TERM DEBT	3,383.1	3,132.1

OTHER NONCURRENT LIABILITIES	1,142.5	995.0

	4,525.6	4,127.1

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Common stock	703.2	702.7

Additional paid-in capital	2,610.0	2,610.0

Retained earnings	8,055.0	7,411.2

Employee benefit trust	(2,635.0)	(2,635.0)

Deferred costs-ESOP	(127.8)	(129.1)

Accumulated other comprehensive loss	(794.9)	(748.4)

	7,810.5	7,211.4

Less cost of common stock in treasury	110.1	107.4

	7,700.4	7,104.0

	$17,059.0	$16,434.1

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$629.2	$806.8

Adjustments to reconcile net income to cash flows from operating activities:

Changes in operating assets and liabilities	(572.5)	(412.6)

Depreciation and amortization	131.4	120.4

Change in deferred taxes	65.4	(22.4)

Other, net	(15.3)	35.4

NET CASH PROVIDED BY OPERATING ACTIVITIES	238.2	527.6

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(192.7)	(154.0)

Purchase of investments	(50.9)	(909.0)

Proceeds from sale of investments	125.4	15.9

Other, net	(50.7)	(19.5)

NET CASH USED IN INVESTING ACTIVITIES	(168.9)	(1,066.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(334.0)	(302.0)

Purchase of common stock and other capital transactions	(55.6)	(307.0)

Issuances under stock plans	27.6	42.7

Net change in short-term borrowings	(12.8)	249.9

Net issuances of long-term debt	498.3	25.0

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	123.5	(291.4)

Effect of exchange rate changes on cash and cash equivalents	(14.2)	(53.2)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	178.6	(883.6)

Cash and cash equivalents at January 1	2,702.3	4,114.9

CASH AND CASH EQUIVALENTS AT MARCH 31	$2,880.9	$3,231.3

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in millions)
Net income	$629.2	$806.8

Other comprehensive loss[1]	(46.4)	(97.9)

Comprehensive income	$582.8	$708.9

1 The significant component of other comprehensive loss was a loss of $37.7 million from unrealized losses on securities for the three months ended March 31, 2002, compared with a loss of $91.7 million from foreign currency translation adjustments for the three months ended March 31, 2001.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

We operate in one significant business segment – pharmaceutical products. Operations of our animal health business are not material and share many of the same economic characteristics as our pharmaceutical products. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the first quarters of 2002 and 2001 was approximately $52 million and $50 million, respectively.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the first quarters of 2002 and 2001 were as follows:

	Three Months Ended March 31,

	2002	2001

	(Dollars in millions)
Net sales – to unaffiliated customers
Neurosciences	$1,054.3	$1,321.3

Endocrinology	758.4	706.1
Oncology	201.5	177.8
Anti-infectives	171.4	201.0
Animal health	167.8	164.1

Cardiovascular	146.1	145.4
Other pharmaceutical	61.6	90.0

Net sales	$2,561.1	$2,805.7

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated condensed financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

CONTINGENCIES

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. (“Zenith”), had submitted an abbreviated new drug application (ANDA) seeking permission to market a generic version of Zyprexa® in various dosage forms several years prior to the expiration of our U.S. patents for the product. Zenith alleges that our patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. (“Reddy”), had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, in January 2002, Reddy filed an ANDA for additional dosage forms and in February 2002, we filed an infringement suit in the same court based on Reddy’s later ANDA. The Zenith and Reddy cases have been consolidated and are in the discovery stage. We believe that the generic manufacturers’ patent claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

We have been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol (DES) and Prozac®. We have accrued for the estimated exposure with respect to all current product liability claims. In addition, we have accrued for certain claims incurred, but not filed, to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. We expect the cash amounts related to the accruals to be paid out over the next several years. A portion of the costs associated with defending and disposing of these suits is covered by insurance. We estimate insurance recoverables based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among the insurance carriers.

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, we have been designated as one of several potentially responsible parties with respect to fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. We also continue remediation of certain of our own sites. We have accrued for estimated Superfund cleanup costs, remediation, and certain other environmental matters, taking into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to payment of those costs. We have reached a settlement with our primary liability insurance carrier and certain excess carriers providing for coverage for certain environmental liabilities. Litigation seeking coverage from certain other excess carriers is ongoing.

The environmental liabilities and litigation accruals have been reflected in our consolidated balance sheet at the gross amount of approximately $134.4 million at March 31, 2002. Estimated insurance recoverables of approximately $56.4 million at March 31, 2002, have been reflected as assets in the consolidated balance sheet.

We are nearing completion of an examination by the Internal Revenue Service (IRS) for tax years 1996 and 1997. Discussions with the IRS are currently under way related to one remaining issue.

While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against us or the ultimate cost of environmental matters or the resolution of the examination by the IRS, we believe that, except as noted above with respect to the Zyprexa patent litigation, the costs associated with all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to the consolidated results of our operations in any one accounting period.

EARNINGS PER SHARE

Unless otherwise noted in the footnotes, all per-share amounts are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares plus the effect of all potentially dilutive common shares (primarily unexercised stock options).

SHAREHOLDERS’ EQUITY

We announced a $3 billion share repurchase program in 2000. We purchased approximately 725,000 shares during the first quarter of 2002 at a net cost of approximately $58.4 million. In connection with the share repurchase program, we have entered into agreements to purchase shares of our stock. As of March 31, 2002, we have agreements to purchase up to approximately 5.3 million shares of our stock from an independent third party at various times through December 2003 at prices ranging from $80 to $100 per share and with a weighted average of approximately $90 per share. The number of shares to be purchased will be reduced ratably each quarter through the expiration of the agreements. In addition, as of March 31, 2002, equity forward and other derivative contracts, which provide for purchase of a total of approximately 2.1 million shares, remain outstanding at prices ranging from $83 to $98 per share with expiration dates ranging from May 2002 to November 2002. If the options are exercised, the contracts allow us, at our discretion, to repurchase the shares for cash or deliver to the holder cash or shares for the difference between the contractual exercise price and the market price of our stock. Our objective with the above agreements is to reduce the average price of repurchased shares.

ACCOUNTING CHANGES

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 applies to all business combinations with a closing date after June 30, 2001, and effectively eliminates the pooling-of-interests method of accounting and further clarifies the recognition of intangible assets separately from goodwill.

SFAS 142 applies to all acquired intangible assets. It requires that goodwill and other identifiable intangible assets with an indefinite useful life not be amortized but instead be tested for impairment at least annually. Identifiable intangible assets are amortized when their useful life is determined to no longer be indefinite. The adoption of this statement on January 1, 2002, did not have a material impact on our consolidated financial position or results of operations.

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. We will adopt SFAS 143 on January 1, 2003, and do not expect that this statement will have a material impact on our consolidated financial position or results of operations.

In 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 provided additional restrictive criteria that would have to be met to classify an asset as held-for-sale. This statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as previously required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. We have adopted SFAS 144 effective January 1, 2002, and any future impairments or disposals of long-lived assets will be subject to this statement.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 eliminates the classification of debt extinguishments as extraordinary items. We are required to adopt this statement effective no later than January 1, 2003 and our prior extraordinary items resulting from debt extinguishments will be reclassified as interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Net income was $629.2 million, or $.58 per share, for the first quarter of 2002 compared with $806.8 million, or $.74 per share, for the first quarter of 2001. Net income and earnings per share for the first quarter of 2002 decreased 22 percent from the 2001 results, due to decreased sales and gross margin contribution of Prozac resulting from the entrance of generic fluoxetine in the U.S. market in early August 2001 and an increase in selling and marketing expenses. Partially offsetting these negative effects, our net income was favorably affected by increased sales of our growth products Zyprexa, Humalog®, Evista®, Gemzar®, Actos®, and Xigris™ and lower administrative expenses.

Our sales for the first quarter of 2002 decreased 9 percent, to $2.56 billion, compared with the first quarter of 2001, due to the decline in Prozac sales. Sales in the U.S. decreased 16 percent, to $1.51 billion, for the first quarter of 2002, compared with the first quarter of 2001, due to the decline in Prozac sales. Sales outside the U.S. increased 5 percent, to $1.05 billion. Worldwide sales reflected a volume decrease of 6 percent, an unfavorable exchange rate impact of 2 percent, and a global selling price decline of 1 percent. Excluding Prozac, our sales for the first quarter of 2002 increased 9 percent worldwide and 12 percent in the U.S. In addition, global sales volume increased 11 percent, excluding Prozac.

Zyprexa had worldwide sales of $819.4 million in the first quarter of 2002, representing an increase of 29 percent. U.S. sales increased 23 percent, to $555.2 million, and sales outside the U.S. increased 42 percent, to $264.2 million. During the first quarter of 2002, the Committee for Proprietary Medicinal Products recommended approval of Zyprexa in Europe for the treatment of acute mania associated with bipolar disorder. Additionally, in April the Ministry of Health Labor and Welfare in Japan specified a label change for Zyprexa in the Japanese market to include a contraindication in patients with diabetes or a history of diabetes.

Diabetes care products, composed primarily of Humulin®, Humalog, and Actos, had worldwide revenues of $502.9 million, representing an increase of 4 percent. Diabetes care revenues increased 6 percent in the U.S., to $320.4 million, and increased 2 percent outside the U.S., to $182.5 million. Worldwide Humulin sales decreased 14 percent, to $234.5 million, compared with the first quarter of 2001, due primarily to increased competition from other long-acting human insulin products. The decline was partially offset by worldwide Humalog sales of $177.4 million, a 42 percent increase. We received service revenues of $73.8 million in the first quarter of 2002 relating to sales of Actos, a 15 percent increase over the first quarter of 2001. Actos is manufactured and sold in the U.S. by Takeda Chemical Industries, Ltd. (“Takeda”), and we copromote the product with Takeda. For the first quarter of 2002, our Actos revenues were negatively affected by certain terms of our marketing agreement with Takeda. This negative impact, which will not occur again in 2002, was more than offset by the Actos revenue realized due to the strong growth in underlying Actos prescriptions.

Gemzar had worldwide sales of $197.5 million in the first quarter of 2002, representing an increase of 14 percent. Sales in the U.S. increased 8 percent, to $109.1 million, and sales outside the U.S. increased by 22 percent, to $88.4 million. Sales comparisons in the U.S. were negatively affected by an inventory work-off by wholesalers in the first quarter of the current year and wholesaler stocking in the first quarter of the prior year.

Prozac, Prozac Weekly, and Sarafem™ (collectively “fluoxetine products”) had combined worldwide sales of $186.1 million in the first quarter of 2002, representing a decrease of 70 percent as a result of the entrance of generic fluoxetine into the U.S. market in August 2001. Fluoxetine product sales in the U.S. decreased 80 percent, to $110.0 million. Prozac sales outside the U.S. decreased 7 percent, to $76.1 million, primarily due to continued generic competition. We expect continued sequential period-to-period declines for the next several quarters.

Evista had worldwide sales of $177.9 million in the first quarter of 2002, representing an increase of 19 percent over the first quarter of 2001. Sales in the U.S. increased 16 percent, to $139.5 million. Sales outside the U.S. increased 33 percent, to $38.4 million. The U.S. sales growth of Evista benefited in the first quarter, in part, from the addition of more than 500 sales representatives supporting this product through our copromotion agreement with PDI, Inc.

Anti-infectives had worldwide sales of $171.4 million for the first quarter of 2002, a decrease of 15 percent. The decline was primarily the result of continuing competitive pressures in markets outside the U.S. with Vancocin® and cefaclor accounting for the majority of the decline. Sales in the U.S. increased 31 percent, to $26.4 million, while sales outside the U.S. decreased 20 percent, to $145.0 million.

ReoPro® had worldwide sales of $91.7 million for the first quarter of 2002, representing a decrease of 17 percent compared with the first quarter of 2001. Sales outside the U.S. increased by 6 percent. Sales in the U.S. decreased 26 percent due to increased competition.

Xigris had sales of $22 million for the first quarter of 2002. In addition to the U.S., Xigris has now been approved in Israel, Argentina, Mexico and Australia.

For the first quarter of 2002, gross margins declined 2.1 percentage points, to 79.3 percent. The decline was primarily due to the impact from the decline in Prozac sales more than offsetting the strong growth in other higher margin products, such as Zyprexa, Actos, Evista, and Gemzar.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) were flat for the first quarter of 2002 compared with the first quarter of 2001. Investment in research and development decreased 2 percent, to $502.8 million, for the first quarter. The decline was due to lower incentive compensation expense and lower late-stage clinical trial costs, given more products were awaiting regulatory approval during the current quarter. These declines were partially offset by investment in our early-stage product pipeline. Marketing and administrative expenses increased 1 percent from the first quarter of 2001. Selling and marketing expenses grew 7 percent, despite lower incentive compensation, reflecting increased investments, including global sales force expansions. Administrative expenses declined due primarily to expense controls and lower incentive compensation expense.

Interest expense for the first quarter of 2002 decreased $31.8 million, to $9.6 million. This decrease is primarily due to the lower interest rates paid on our debt.

Net other income for the first quarter of 2002 decreased $11.4 million, to $65.4 million, primarily due to decreased interest income.

For the first quarter of 2002 and 2001, the effective tax rate was 22.0 percent.

FINANCIAL CONDITION

As of March 31, 2002, cash, cash equivalents, and short-term investments totaled $3.86 billion compared with $3.73 billion at December 31, 2001. Cash flow from operations of $238.2 million and net cash from issuance of long-term debt of $498.3 million were offset by dividends paid of $334.0 million and net capital expenditures of $192.7 million. Total debt at March 31, 2002, was $3.86 billion, an increase of $437.1 million from December 31, 2001, primarily due to the issuance of $500 million of 6 percent 10-year notes in March 2002.

We believe that cash generated from operations in 2002, along with available cash and cash equivalents, will be sufficient to fund most of our 2002 operating needs, including debt service, capital expenditures, share repurchases, and dividends. We will issue additional debt in the remainder of 2002 to fund the remaining cash requirements. We believe that, if necessary, amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. Various risks and uncertainties, including those discussed in the “Other Matters” and “Financial Expectations for 2002 and 2003” sections, may affect our operating results and cash generated from operations.

OTHER MATTERS

As a result of preapproval plant inspections for Zyprexa IntraMuscular and Fortéo™ in early 2001, the U.S. Food and Drug Administration (FDA) informed us of a number of observations and issued a warning letter regarding adherence to current Good Manufacturing Practices (cGMP) regulations. In response, we have been implementing comprehensive, companywide improvements in our manufacturing operations. In November 2001, following a reinspection of the manufacturing facilities for Zyprexa IntraMuscular and Fortéo, the FDA noted additional observations, primarily relating to computer system validation, manufacturing process reviews, and data handling. We have responded to the FDA relative to these observations, and agency officials are in the process of conducting follow-up inspections. Approval of new products, including Zyprexa IntraMuscular, Fortéo, and others in the near-term pipeline, such as duloxetine for depression, atomoxetine, and Cialis™, will depend on resolution of all manufacturing issues to the agency’s satisfaction. The timeline for resolution of these issues is difficult to predict. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the agency’s satisfaction could be subject to interruption of production, delays in NDA approvals, recalls, seizures, fines, and other penalties.

In the U.S., many pharmaceutical products are subject to increasing pricing pressures, which could be significantly affected by the current national debate over Medicare reform as well as by actions by individual states to reduce pharmaceutical costs for Medicaid and other programs. Many proposals now being considered at the federal and state levels and, in some cases, implemented at the state level, may result in government agencies demanding discounts from pharmaceutical companies that may expressly or implicitly create price controls on prescription drugs. In addition, managed care organizations, institutions, and other government agencies continue to seek price discounts. International operations are also generally subject to extensive price and market regulations. As a result, we expect that pressures on pharmaceutical pricing will continue.

Based on favorable clinical trial results, we now plan to submit our combination of olanzapine and fluoxetine for the treatment of bipolar depression to the FDA in 2002.

On April 29, 2002, Lilly ICOS LLC, our joint venture with ICOS Corporation, received an approvable letter from the FDA for Cialis. FDA approval is contingent upon successful completion of additional clinical pharmacology studies, labeling discussions, and manufacturing inspections. Lilly ICOS LLC will discuss with the FDA the exact data requirements requested in the approvable letter. The results of these discussions will allow Lilly ICOS to provide a better estimate of the potential U.S. launch date. Currently, a U.S. launch for Cialis is now projected to be in 2003.

We sold the U.S. marketing rights of the Darvon® and Darvocet-N® family of pain products to and entered into a supply agreement with NeoSan Pharmaceuticals (“NeoSan”), the commercialization business unit of aaiPharma, Inc., at the end of the first quarter of

2002. The purchase price of $211.4 million is subject to potential reductions based on initial product sales performance. We will amortize the purchase price to revenue over the expected three-year period in which we will manufacture the products for NeoSan, beginning in the second quarter of 2002.

FINANCIAL EXPECTATIONS FOR 2002 AND 2003

As noted previously, in early August 2001, generic fluoxetine was introduced in the U.S. market. As a result, sales of Prozac have experienced a very steep decline. While the Prozac decline is expected to significantly affect results of operations for the 12 months following August 2001, its impact on our consolidated financial position or liquidity is not expected to be material due to the continued growth of Zyprexa, Humalog, Gemzar, Evista, Actos, and Xigris.

For the second quarter of 2002, excluding any unusual items, we expect earnings per share to be in the range of $.61 to $.63. For the full-year 2002, we currently expect sales growth to be approximately flat and earnings per share of $2.60 to $2.65, excluding unusual items. Marketing and administrative, and research and development expenses are expected to grow in the low-single digits and nonoperating income should contribute at least $200 million in 2002. In addition, for the full-year 2002, gross margins as a percent of sales are expected to decline approximately 1.0 to 1.5 percentage points. For 2003, we expect earnings-per-share growth in the teens, excluding unusual items. Our 2003 guidance assumes, in part, accelerating growth in Xigris sales, the successful resolution of ongoing FDA manufacturing inspections, and the timely launches of Fortéo (2002), Zyprexa IntraMuscular (2002), duloxetine for depression (2002), atomoxetine (2003), and Cialis (2003). The approval of these products continues to be dependent on resolution of all manufacturing issues to the FDA’s satisfaction.

Actual results could differ materially and will depend on, among other things, the timing, number of entrants, and pricing strategies of generic fluoxetine competitors; the continuing growth of our other currently marketed products; developments with competitive products; the timing and scope of regulatory approvals, including the necessary FDA approvals of manufacturing operations and clinical data in connection with pending NDAs; the timing and success of new-product launches; foreign exchange rates; and the impact of state, federal, and foreign government pricing and reimbursement measures. We have no obligation to update these forward-looking statements.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that any forward-looking statements or projections made by us, including those made in this document, are based on management’s expectations at the time they are made, but they are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, and other factors that may affect our operations and prospects are discussed above and in Exhibit 99 to this Form 10-Q filing. We have no obligation to update forward-looking statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

ZYPREXA PATENT LITIGATION

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. (“Zenith”), had submitted an abbreviated new drug application (ANDA) seeking permission to market a generic version of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product. Zenith alleges that our patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. (“Reddy”), had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, in January 2002, Reddy filed an ANDA for additional dosage forms, and in February 2002, we filed an infringement suit in the same court based on Reddy’s later ANDA. The Zenith and Reddy cases have been consolidated and are in the discovery stage. We believe that the generic manufacturers’ patent claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

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

In May 2002, we were named as a defendant along with many other pharmaceutical manufacturers in a similar consumer class action suit in federal district court for the eastern district of Pennsylvania. We have also been named as a defendant along with many other manufacturers in similar suits brought in state courts in Montana and Nevada by the attorneys general of those two states. The suits seek damages on behalf of both the respective states as health care payers and consumers of certain prescription drugs in those states. The Montana suit was brought in state court in Montana in February 2002 and the Nevada suit was brought in a Nevada state court in March 2002. We believe that all of our practices in this regard have been lawful and proper and that these suits are without merit.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on April 15, 2002. The following is a summary of the matters voted on at the meeting:

(a)	The four nominees for director were elected to serve three-year terms ending in 2005, as follows:

Nominee	For	Withhold Vote

George M.C. Fisher	978,047,510	9,307,022

Alfred G. Gilman, M.D., Ph.D.	978,761,762	8,592,770

Karen N. Horn, Ph.D.	978,116,677	9,237,855

August M. Watanabe, M.D.	978,413,212	8,941,320

The terms of the following directors continued after the meeting: Steven C. Beering, M.D.; Sir Winfried F.W. Bischoff; Martin S. Feldstein, Ph.D.; Charles E. Golden; Franklyn G. Prendergast, M.D., Ph.D.; Kathi P. Seifert; and Sidney Taurel.

(b)	The appointment of Ernst & Young LLP as our principal independent auditors was ratified by the following shareholder vote:

For:	959,244,870

Against:	23,749,420

Abstain:	4,360,242

(c)	By the following vote, the shareholders approved the 2002 Lilly Stock Plan:

For:	760,709,007

Against:	98,165,654

Abstain:	8,267,858

Broker Nonvote:	120,212,013

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this Report:

EXHIBIT 10.1	1989 Lilly Stock Plan as amended through April 15, 2002

EXHIBIT 10.2	1994 Lilly Stock Plan as amended through April 15, 2002

EXHIBIT 10.3	2002 Lilly Stock Plan

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings From Continuing Operations to Fixed Charges

EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures

(b)	Reports on Form 8-K.

We filed a Form 8-K on March 13, 2002, relating to the issuance of $500 million of 6 percent notes due 2012. The financial statements and other information included in this Form 8-K were filed for the purpose of incorporating by reference such financial statements and other information into the prospectus, covering the issuance of those notes.

We filed a Form 8-K on March 18, 2002, in order to file as exhibits the underwriting agreement and form of note in connection with the issuance of $500 million of 6 percent notes due 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY (Registrant)

Date	May 13, 2002	/s/ Alecia A. DeCoudreaux Alecia A. DeCoudreaux Secretary and Deputy General Counsel

Date	May 13, 2002	/s/ Arnold C. Hanish Arnold C. Hanish Executive Director, Finance and Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

Exhibit

10.1	1989 Lilly Stock Plan as amended through April 15, 2002

10.2	1994 Lilly Stock Plan as amended through April 15, 2002

10.3	2002 Lilly Stock Plan*

11.	Statement re: Computation of Earnings per Share

12.	Statement re: Computation of Ratio of Earnings From Continuing Operations to Fixed Charges

99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures

*	Incorporated by reference from the Appendix to the Company’s Proxy Statement dated and filed March 4, 2002.