Form 10-Q
period 2002-06-30
LILLY ELI & CO
filed 2002-08-14
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2002

COMMISSION FILE NUMBER 001-6351

ELI LILLY AND COMPANY
(Exact name of Registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-0470950 (I.R.S. Employer Identification No.)

LILLY CORPORATE CENTER, INDIANAPOLIS, INDIANA 46285
(Address of principal executive offices)

Registrant’s telephone number, including area code (317) 276-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

The number of shares of common stock outstanding as of July 31, 2002:

Class	Number of Shares Outstanding

Common	1,123,477,239

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(Dollars in millions except per-share data)

Net sales	$2,775.2	$3,033.5	$5,336.3	$5,839.2
Cost of sales	524.9	522.2	1,055.0	1,044.5
Research and development	545.5	563.7	1,048.3	1,079.2
Marketing and administrative	915.2	899.9	1,692.5	1,668.8
Interest expense	23.9	40.4	33.5	81.8
Other income – net	(78.5)	(53.8)	(143.9)	(130.6)

	1,931.0	1,972.4	3,685.4	3,743.7

Income before income taxes	844.2	1,061.1	1,650.9	2,095.5
Income taxes	185.7	233.4	363.2	461.0

Net income	$658.5	$827.7	$1,287.7	$1,634.5

Earnings per share — basic	$.61	$.77	$1.20	$1.52

Earnings per share — diluted	$.61	$.76	$1.18	$1.50

Dividends paid per share	$.31	$.28	$.62	$.56

     See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ELI LILLY AND COMPANY AND SUBSIDIARIES

	June 30, 2002	December 31, 2001

	(Dollars in millions)
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,051.2	$2,702.3
Short-term investments	1,038.4	1,028.7
Accounts receivable, net of allowances of $68.4 (2002) and $88.5 (2001)	1,655.2	1,406.2
Other receivables	290.4	289.0
Inventories	1,358.7	1,060.2
Deferred income taxes	229.3	223.3
Prepaid expenses	494.7	229.2

TOTAL CURRENT ASSETS	8,117.9	6,938.9

OTHER ASSETS
Prepaid pension	1,132.0	1,102.8
Investments	2,423.3	2,710.9
Sundry	1,066.7	1,149.1

	4,622.0	4,962.8

PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	8,893.9	8,415.4
Less allowances for depreciation	(4,089.9)	(3,883.0)

	4,804.0	4,532.4

	$17,543.9	$16,434.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$479.4	$286.3
Accounts payable	555.9	624.1
Employee compensation	180.8	381.9
Dividends payable	348.8	341.0
Income taxes payable	2,079.4	2,319.5
Other liabilities	1,441.4	1,250.2

TOTAL CURRENT LIABILITIES	5,085.7	5,203.0

LONG-TERM DEBT	3,499.1	3,132.1
OTHER NONCURRENT LIABILITIES	1,212.2	995.0

	4,711.3	4,127.1

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock	702.8	702.7
Additional paid-in capital	2,610.0	2,610.0
Retained earnings	7,935.8	7,411.2
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(126.5)	(129.1)
Accumulated other comprehensive loss	(629.9)	(748.4)

	7,857.2	7,211.4
Less cost of common stock in treasury	110.3	107.4

	7,746.9	7,104.0

	$17,543.9	$16,434.1

     See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Six Months Ended June 30,
	2002	2001

	(Dollars in millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,287.7	$1,634.5
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities	(1,117.6)	(513.2)
Depreciation and amortization	262.7	247.8
Change in deferred taxes	390.3	158.0
Other, net	(16.6)	20.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	806.5	1,547.6

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(419.8)	(342.6)
Purchase of investments	(143.9)	(1,852.5)
Proceeds from sale of investments	407.1	4.9
Other, net	(111.5)	(50.0)

NET CASH USED FOR INVESTING ACTIVITIES	(268.1)	(2,240.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(667.5)	(603.3)
Purchase of common stock and other capital transactions	(178.1)	(362.9)
Issuances under stock plans	38.8	85.4
Net change in short-term borrowings	(8.6)	247.3
Net change in long-term debt	512.2	268.2

NET CASH USED FOR FINANCING ACTIVITIES	(303.2)	(365.3)

Effect of exchange rate changes on cash and cash equivalents	113.7	(85.2)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	348.9	(1,143.1)

Cash and cash equivalents at January 1	2,702.3	4,114.9

CASH AND CASH EQUIVALENTS AT JUNE 30	$3,051.2	$2,971.8

     See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(Dollars in millions)

Net income	$658.5	$827.7	$1,287.7	$1,634.5
Other comprehensive income (loss)[1]	164.9	(26.1)	118.5	(124.0)

Comprehensive income	$823.4	$801.6	$1,406.2	$1,510.5

[1] The significant component of other comprehensive income (loss) was a gain of $213.6 million and $204.5 million from foreign currency translation adjustments for the three months and six months ended June 30, 2002, respectively, compared with a loss of $33.4 million and $125.1 million for the three months and six months ended June 30, 2001, respectively.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

We operate in one significant business segment – pharmaceutical products. Operations of the animal health business are not material and share many of the same economic characteristics as pharmaceutical products. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business was $51 million and $45 million, respectively, for the three months ended June 30, 2002 and 2001, and $103 million and $95 million, respectively, for the six months ended June 30, 2002 and 2001.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the three months and six months of 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(Dollars in millions)

Net sales – to unaffiliated customers
Neurosciences	$1,164.3	$1,492.6	$2,218.6	$2,813.9
Endocrinology	885.5	807.7	1,643.8	1,513.9
Oncology	222.8	164.6	424.2	342.4
Animal health	162.1	156.2	330.0	320.3
Cardiovascular	158.7	147.0	304.8	292.4
Anti-infectives	142.7	187.2	314.1	388.2
Other pharmaceuticals	39.1	78.2	100.8	168.1

Net sales	$2,775.2	$3,033.5	$5,336.3	$5,839.2

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

We have prepared the accompanying unaudited, consolidated condensed financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

CONTINGENCIES

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. (“Zenith”), had submitted an abbreviated new drug application (ANDA) seeking permission to market a generic version of Zyprexa® in various dosage forms several years prior to the expiration of our U.S. patents for the product. Zenith alleges that our patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. (“Reddy”), had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, in January 2002, Reddy filed an ANDA for additional dosage forms and in February 2002, we filed an infringement suit in the same court based on Reddy’s later ANDA. The Zenith and Reddy cases have been consolidated and are in the discovery stage. We currently expect a trial date to be scheduled for the fourth quarter of 2003. We believe that the generic manufacturers’ patent claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

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

The environmental liabilities and litigation accruals have been reflected in our consolidated balance sheet at the gross amount of approximately $126.1 million at June 30, 2002. Estimated insurance recoverables of approximately $53.4 million at June 30, 2002, have been reflected as assets in the consolidated balance sheet.

While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against us or the ultimate cost of environmental matters, we believe that, except as noted above with respect to the Zyprexa patent litigation, the costs associated with all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to the consolidated results of our operations in any one accounting period.

We reached agreement with the Internal Revenue Service (IRS) with respect to its examination of the tax years 1996 and 1997. Resolution of the examination does not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

EARNINGS PER SHARE

Unless otherwise noted in the footnotes, all per-share amounts are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares plus the effect of all potentially dilutive common shares (primarily unexercised stock options).

SHAREHOLDERS’ EQUITY

As of June 30, 2002, we have purchased $1.59 billion of our announced $3.0 billion share repurchase program. We purchased approximately 2.1 million shares during the first half of 2002 at a net cost of approximately $181.0 million. In connection with the share repurchase program, we have entered into agreements to purchase shares of our stock. As of June 30, 2002, we have agreements to purchase up to approximately 4.5 million shares of our stock from an independent third party at various times through December 2003 at prices ranging from $86 to $100 per share and with a weighted average of approximately $91 per share. The number of shares to be purchased will be reduced ratably each quarter through the expiration of the agreements. In addition, as of June 30, 2002, equity forward contracts, which provide for purchase of a total of approximately 900,000 shares, remain outstanding at $83 per share, expiring in November 2002. If the options are exercised, the contracts allow us, at our discretion, to repurchase the shares for cash or deliver to the holder cash or shares for the difference between the contractual exercise price and the market price of our stock. Our objective in entering into the above agreements was to reduce the average price of repurchased shares.

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

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. We will adopt SFAS 143 on January 1, 2003, and do not expect that this statement will have a material impact on our consolidated financial position or results of operations.

In 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 provides additional restrictive criteria that would have to be met to classify an asset as held-for-sale. This statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as previously required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. We have adopted SFAS 144 effective January 1, 2002, and any future impairments or disposals of long-lived assets will be subject to this statement.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 eliminates the classification of debt extinguishments as extraordinary items. We are required to adopt this statement effective no later than January 1, 2003, and our prior extraordinary items resulting from debt extinguishments will be reclassified as interest expense. The adoption of this statement will have no impact on our net results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We plan to adopt SFAS 146 effective January 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Net income was $658.5 million, or $.61 per share, for the second quarter of 2002 compared with $827.7 million, or $.76 per share, for the second quarter of 2001, representing decreases in earnings and earnings per share of 20 percent. Net income was $1.29 billion, or $1.18 per share, for the first six months of 2002 compared with $1.63 billion, or $1.50 per share, for the first six months of 2001. Net income and earnings per share for the first six months of 2002 decreased 21 percent. Net income for the second quarter and six-month period declined due to decreased sales and gross margin contribution of Prozac resulting from the entrance of generic fluoxetine in the U.S. market in early August 2001 and an increase in selling and marketing expenses. Partially offsetting these negative effects, our net income was favorably affected by increased sales of our growth products Zyprexa, Humalog®, Evista®, Gemzar®, Actos®, and Xigris™, which collectively grew 25 percent in the quarter, and lower administrative expenses due primarily to expense controls and lower incentive compensation expense.

Our sales for the second quarter of 2002 decreased 9 percent, to $2.78 billion, compared with the second quarter of 2001 due primarily to the decline in Prozac sales. Sales in the U.S. decreased 17 percent, to $1.67 billion, for the second quarter of 2002 compared with the second quarter of 2001 due primarily to the decline in Prozac sales. Sales outside the U.S. increased 9 percent, to $1.11 billion, for the second quarter of 2002 compared with the second quarter of 2001. Worldwide sales for the second quarter reflected a volume decrease of 8 percent and a 1 percent decrease in global selling prices, while the exchange rate impact was flat. Excluding Prozac, our sales for the second quarter of 2002 increased 11 percent worldwide and 10 percent in the U.S. In addition, global sales volume increased 10 percent, excluding Prozac.

Our sales for the first six months of 2002 decreased 9 percent, to $5.34 billion, compared with the first six months of 2001 due primarily to the decline in Prozac sales. Sales in the U.S. decreased 17 percent, to $3.18 billion, for the second quarter of 2002 compared with the second quarter of 2001 due primarily to the decline in Prozac sales. Sales outside the U.S. increased 7 percent, to $2.16 billion, for the second quarter of 2002 compared with the second quarter of 2001. Worldwide sales reflected a volume decrease of 7 percent, a 1 percent decrease in global selling prices, and a 1 percent decrease due to unfavorable changes in exchange rates. Excluding Prozac, our sales for the first six months of 2002 increased 10 percent worldwide and 11 percent in the U.S. In addition, global sales volume increased 10 percent, excluding Prozac.

Zyprexa had worldwide sales of $906.8 million and $1.73 billion for the second quarter and six-month period of 2002, respectively, representing increases of 23 percent and 26 percent compared with the same periods of 2001. U.S. sales increased 21 percent, to $632.9 million, for the quarter and 22 percent, to $1.19 billion, for the six-month period. Sales outside the U.S. increased 28 percent, to $273.9 million, for the quarter and 35 percent, to $538.1 million, for the six-month period. In the second quarter of 2002, the Ministry of Health, Labor, and Welfare in Japan specified a label change for Zyprexa in the Japanese market, where it was launched in the second quarter of 2001, to include a contraindication in patients with diabetes or a history of diabetes. This label change had a slightly negative effect on sales growth in Japan. At the end of June 2002, our European sales forces began promoting Zyprexa for use in treating manic episodes associated with bipolar disorder.

Diabetes care products, composed primarily of Humulin®, Humalog®, and Actos, had worldwide revenues of $614.7 million and $1.12 billion for the quarter and six-month period of 2002, respectively, representing increases of 9 percent and 7 percent compared with the same periods of 2001. Diabetes care revenues in the U.S. increased 9 percent, to $401.6 million, for the quarter and 7 percent, to $722.0 million, for the six-month period. Sales outside the U.S. increased 10 percent, to $213.1 million, for the quarter and 6 percent, to $395.6 million, for the six-month period. Worldwide Humulin sales of $257.6 million for the quarter and $492.1 million for the six-month period decreased 3 percent and 9 percent, respectively, due to the continued shift by patients to Humalog and Humalog mixture products and to increased competition from other long-acting human insulin products. Worldwide Humalog sales of $204.8 million for the quarter and $382.1 million for the six-month period increased 41 percent compared with each of the prior periods. We received service revenues of $140.5 million and $214.3 million, respectively, for the second quarter and six-month period of 2002 representing increases of 4 percent and 8 percent related to sales of Actos. Actos is manufactured by Takeda Chemical Industries, Ltd., and sold in the U.S. by Takeda Pharmaceuticals North America (“Takeda”). We copromote Actos in the U.S. with Takeda. The Actos growth rate for the second quarter was negatively affected by wholesaler stocking that occurred in the second quarter of 2001 and positively affected by a periodic payment made by Takeda in the second quarter of 2002 for promotional activities.

Gemzar had worldwide sales of $219.0 million and $416.5 million for the second quarter and six-month period of 2002, respectively, representing increases of 36 and 24 percent, compared with the same periods of 2001. Sales in the U.S. increased 46 percent, to $129.4 million, for the quarter and 25 percent, to $238.5 million, for the six-month period. This U.S. second-quarter growth rate benefited in part from the combined effect of wholesaler destocking in the second quarter of 2001 and stocking in the second quarter of 2002 due to anticipated price increases. Sales outside the U.S. increased 24 percent, to $89.6 million, for the quarter and 23 percent, to $178.0 million, for the six-month period.

Prozac, Prozac Weekly™, and Sarafem™ (collectively “fluoxetine products”) had combined worldwide sales of $194.9 million and $381.0 million for the second quarter and six-month period of 2002, respectively, representing decreases of 72 percent and 71 percent compared with the same periods of 2001. Fluoxetine product sales in the U.S. decreased 79 percent, to $124.6 million, for the quarter and 80 percent, to $234.6 million, for the six-month period. The worldwide and U.S. sales decreases are a result of the entrance of generic fluoxetine into the U.S. market in August 2001. Prozac sales outside the U.S. decreased 19 percent, to $70.3 million, for the quarter and 13 percent, to $146.4 million, for the six-month period primarily due to continuing generic competition.

Evista had worldwide sales of $188.2 million and $366.1 million for the second quarter and six-month period of 2002, respectively, representing increases of 13 percent and 16 percent compared with the same periods of 2001. U.S. sales increased 5 percent, to $139.4 million, for the quarter and 10 percent, to $278.9 million, for the six-month period. Second-quarter sales growth in the U.S. was negatively affected by wholesaler destocking in the second quarter of 2002 as well as continued competition. Sales outside the U.S. increased 44 percent, to $48.8 million, for the quarter and 39 percent, to $87.2 million, for the six-month period.

Anti-infectives had worldwide sales of $142.7 million and $314.1 million for the second quarter and six-month period of 2002, respectively, representing decreases of 24 percent and 19 percent compared with the same periods of 2001. Lower sales of anti-infectives for both periods were due primarily to continuing competitive pressures. Sales in the U.S. decreased 56 percent and 26 percent for the quarter and six-month period, respectively. Sales outside the U.S. decreased 16 percent for the quarter and 18 percent for the six-month period.

ReoPro® had worldwide sales of $101.0 million and $192.8 million for the second quarter and six-month period of 2002, respectively, representing decreases of 8 percent and 13 percent compared with the same periods of 2001. These decreases are primarily due to continuing competitive pressures.

Xigris had worldwide sales of $22.6 million and $44.6 million for the second quarter and six-month period of 2002, respectively. In addition to the U.S., Xigris has now been approved in eight countries with launches during the second quarter in Argentina, Australia, and Israel. In July 2002, Xigris was granted new technology status from the Centers for Medicare and Medicaid Services. Beginning October 1, 2002, this will allow hospitals using Xigris in the treatment of Medicare patients with life-threatening severe sepsis to receive additional reimbursement.

For the second quarter of 2002, gross margins declined to 81.1 percent compared with 82.8 percent for the second quarter of 2002. For the six-month period of 2002, gross margins declined to 80.2 percent compared with 82.1 percent for the six-month period of 2001. During the quarter and six-month period, the decline was primarily due to the impact from the decline in Prozac sales more than offsetting the strong growth in other higher margin products such as Zyprexa, Gemzar, Evista, and Actos.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) remained flat for both the second quarter and six-month period of 2002. Investment in research and development decreased 3 percent from 2001 amounts, to $545.5 million for the second quarter and to $1.05 billion for the six-month period. The decrease in research and development expenses was due primarily to lower incentive compensation expense and lower late-stage clinical trial costs as more products were awaiting regulatory approval during the current quarter. The declines were partially offset by investment in our early-stage product pipeline. Despite the decline, we invested approximately 20 percent of our sales in research and development efforts in the second quarter and six-month period of 2002. Marketing and administrative expenses increased 2 percent from the second quarter of 2001 and 1 percent from the six-month period of 2001. Selling and marketing expenses grew 6 percent for the second quarter and six-month period of 2002 compared with 2001 levels despite lower incentive compensation, reflecting increased investments in our sales and marketing efforts, including global sales force expansions. Administrative expenses declined due primarily to expense controls and lower incentive compensation expense.

Interest expense decreased $16.5 million, to $23.9 million, for the second quarter and decreased $48.3 million, to $33.5 million, for the six-month period, respectively. The decreases were primarily due to the lower variable interest rates paid for our debt.

Net other income for the second quarter of 2002 increased $24.7 million, to $78.5 million. Net other income for the six-month period of 2002 increased $13.3 million, to $143.9 million. Net other income increased in both periods primarily as a result of the out-licensing of certain legacy products despite a decline in interest income.

For both the second quarters and six-month periods of 2002 and 2001, the effective tax rate was 22.0 percent.

FINANCIAL CONDITION

As of June 30, 2002, cash, cash equivalents, and short-term investments totaled $4.09 billion compared with $3.73 billion at December 31, 2001. Cash flow from operations of $806.5 million and net cash from issuance of long-term debt of $512.2 million were offset by dividends paid of $667.5 million and net capital expenditures of $419.8 million. Total debt at June 30, 2002, was $3.98 billion, an increase of $560.1 million from December 31, 2001, primarily due to the issuance of $500 million of 6 percent 10-year notes in March 2002.

In July 2002, we issued $150 million of 30-year floating rate bonds. The variable interest rate on these bonds is at LIBOR and will adjust regularly to reflect our six-month credit spread. The interest accumulates over the life of the bonds and is payable upon maturity. Additionally, in July 2002, we executed a $543 million private placement note with a financial institution. Principal and interest are due semiannually over the five-year term of this note. In conjunction with this note, we entered into an interest rate swap agreement with the same financial institution, which converts the fixed rate into a variable rate of interest at essentially LIBOR over the term of the note. In combination with these borrowings, we believe that cash generated from operations in the second half of 2002, along with available cash and cash equivalents, will be sufficient to fund our remaining 2002 operating needs, including debt service, capital expenditures, share repurchases, payments required by the resolution of the IRS examination for 1996 and 1997, and dividends. If necessary, we may issue additional debt in the remainder of 2002 depending on market conditions and our need to fund the remaining cash requirements. Various risks and uncertainties, including those discussed in the “Other Matters” and “Financial Expectations for 2002 and 2003” sections, may affect our operating results and cash flow from operations.

OTHER MATTERS

As a result of preapproval plant inspections for Zyprexa IntraMuscular and Forteo™ in early 2001, the U.S. Food and Drug Administration (FDA) informed us of a number of observations and issued a warning letter regarding adherence to current Good Manufacturing Practices (cGMP) regulations. In response, we have been implementing comprehensive, companywide improvements in our manufacturing operations. In November 2001, following a reinspection of the manufacturing facilities for Zyprexa IntraMuscular and Forteo, the FDA noted additional observations, primarily relating to computer system validation, manufacturing process reviews, and data handling. The FDA recently conducted a comprehensive review of eight of our global manufacturing sites and issued inspection reports summarizing the investigators’ findings. Fifty observations were noted in the combined inspection reports for the Indianapolis facilities. The findings primarily related to our need to continue to simplify our quality processes, enhance our technical expertise and oversight, and improve our ability to identify the root cause of manufacturing deviations. The number of observations for the inspections outside Indianapolis ranged from zero to a maximum of 16 at one site. We have provided the FDA with our responses for the observations and, since that time, we have been engaging in discussions with the agency to understand its assessment of our progress in upgrading our manufacturing and quality operations. The FDA has not yet issued its final conclusions and recommendations. We expect to be prepared for a reinspection by the FDA during the early part of 2003.

Approval of new products, including Zyprexa IntraMuscular, Forteo, and Cymbalta™ will depend on resolution of manufacturing issues in our Indianapolis facilities to the FDA’s satisfaction. The approval for Cialis™ and Strattera™ may not be affected since the manufacturing of these products is planned for outside Indianapolis. However, it is not yet clear whether we will receive FDA approval for any new products manufactured at our other facilities while we are under a warning letter for our parenteral facility in Indianapolis. The timeline for resolution of these issues is difficult to predict. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the agency’s satisfaction could be subject to interruption of production, delays in new drug application (NDA) approvals, recalls, seizures, fines, and other penalties.

In the U.S., pharmaceutical products are subject to increasing pricing pressures, which could be significantly affected by the current national debate over Medicare and Medicaid reform as well as by actions by individual states to reduce pharmaceutical costs for Medicaid and other programs. Many proposals now being considered at the federal and state levels and, in some cases, implemented at the state level, may result in government agencies demanding discounts from pharmaceutical companies that may expressly or implicitly create price controls on prescription drugs. Litigation that may clarify many of these issues is pending in various state and federal courts. In addition, federal legislation has been introduced that has the potential to limit the ability of pharmaceutical companies to enforce patent rights. International operations are also generally subject to extensive price and market regulations. As a result, we expect that pressures on pharmaceutical pricing will continue.

On April 29, 2002, Lilly ICOS LLC, our joint venture with ICOS Corporation, received an approvable letter from the FDA for Cialis. FDA approval is contingent upon successful completion of additional clinical pharmacology studies, labeling discussions, and manufacturing inspections. In July, 2002, the European Committee for Proprietary Medicinal Products (CPMP) issued a positive opinion for Cialis. The CPMP has recommended to the European Commission that approval should be granted. Following the CPMPs positive opinion, the application will be reviewed by the European Commission, which has authority to grant marketing authorization for the European Union. Such authorization is anticipated later this year. The commercialization of Cialis after authorization is granted is subject to pricing approvals on a country-by-country basis.

We sold the U.S. marketing rights of the Darvon® and Darvocet-N® family of pain products to and entered into a supply agreement with NeoSan Pharmaceuticals (“NeoSan”), the commercialization business unit of aaiPharma, Inc., at the end of the first quarter of 2002. The purchase price of $211.4 million is subject to potential reductions based on initial product sales performance. We will amortize the purchase price to revenue over the expected three-year period in which we will manufacture the products for NeoSan.

In July 2002, we entered into an agreement with Quintiles Transnational Corp. (“Quintiles”) whereby Quintiles will support us in the commercialization efforts for Cymbalta in the U.S. Quintiles will provide, at its expense, more than 500 sales representatives to supplement our sales force in the promotion of Cymbalta for the five years following product launch. Quintiles will make milestone and marketing payments to us in stages, most of which are contingent upon our receipt of an approvable letter and launch of the product. These payments could total as much as $110 million. We will pay Quintiles a modest percentage of U.S. Cymbalta sales for depression and other neuroscience-related indications over the five-year promotion period and a reduced royalty over the following three years.

FINANCIAL EXPECTATIONS FOR 2002 AND 2003

As noted previously, in early August 2001, generic fluoxetine was introduced in the U.S. market. As a result, sales of Prozac have experienced a very steep decline. While the Prozac decline is significantly affecting results of operations for the 12 months following August 2001, its impact on our consolidated financial position and liquidity is not material due to the continued growth of Zyprexa, Humalog, Gemzar, Evista, Actos, and Xigris.

For the third quarter of 2002, excluding any unusual items, we expect earnings per share to be in the range of $.67 to $.69. For the full-year 2002, we currently expect sales to be slightly lower than 2001 sales and earnings per share of $2.60 to $2.62, excluding any unusual items. Marketing and administrative expenses are expected to grow in the low-single digits and nonoperating income should contribute at least $250 million in 2002, assuming anticipated business development activities occur. Research and development expenses are expected to be essentially flat for the full-year 2002. In addition, for the full-year 2002, gross margins as a percent of sales are expected to decline approximately 1.0 to 1.5 percentage points. The full-year and third-quarter 2002 earnings guidance includes the financial impact of the commercialization agreement with Quintiles.

Given the uncertainty of product launch timing due to FDA manufacturing approvals, it is difficult to forecast 2003 results. In any case, we expect to deliver growth in earnings in 2003, assuming no significant financial penalties related to FDA manufacturing issues or other unusual items. As the outlook for our new product launch timelines becomes more certain, we will provide more specific growth ranges as appropriate.

Actual results could differ materially and will depend on, among other things, timely resolution of manufacturing issues; growth in our recently launched product, Xigris; the continuing growth of our other currently marketed products; developments with competitive products; the timing and scope of regulatory approvals, including the necessary FDA approvals of manufacturing operations and clinical data in connection with pending NDAs; the timing and success of new-product launches; foreign exchange rates; and the impact of state, federal, and foreign government pricing and reimbursement measures. We have no obligation to update these forward-looking statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

PATENT LITIGATION

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. (“Zenith”), had submitted an abbreviated new drug application (ANDA) seeking permission to market a generic version of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product. Zenith alleges that our patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. (“Reddy”), had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, in January 2002, Reddy filed an ANDA for additional dosage forms, and in February 2002, we filed an infringement suit in the same court based on Reddy’s later ANDA. The Zenith and Reddy cases have been consolidated and are in the discovery stage. We currently expect a trial date to be scheduled for the fourth quarter of 2003. We believe that the generic manufacturers’ patent claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

On June 25, 2002, ARIAD Pharmaceuticals, Inc. (“ARIAD”), filed suit against us in federal court alleging infringement of a patent purported by ARIAD to cover methods of treating human disease by regulating NF-kappaB cell signaling activity. ARIAD alleges that the sale of Evista and Xigris infringes this patent, which is licensed exclusively to ARIAD. We believe there is no merit in the lawsuit and expect to prevail in this litigation. However, it is impossible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome is not expected to have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

OTHER MATTERS

In July 2002, we received a grand jury subpoena for documents from the Office of Consumer Litigation, Department of Justice, generally related to the alleged marketing of Evista for uses not approved by the FDA. We are cooperating with the Department of Justice and believe that our policies and programs for promoting our products are lawful and proper. As with any such investigation, it is possible that criminal penalties could be sought as a result of this investigation. We do not believe that the disposition of this matter will have a material adverse effect on our consolidated results of operations, liquidity, or financial position.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this Report:

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures

EXHIBIT 99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We did not file any Form 8-K reports during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY (Registrant)

Date	August 13, 2002	/s/ Alecia A. DeCoudreaux
Alecia A. DeCoudreaux Secretary and Deputy General Counsel

Date	August 13, 2002	/s/ Arnold C. Hanish
Arnold C. Hanish Executive Director, Finance, and Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

Exhibit

11.	Statement re: Computation of Earnings per Share

12.	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002