Form 10-Q
period 2002-09-30
LILLY ELI & CO
filed 2002-11-12
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Yes      No

The number of shares of common stock outstanding as of October 31, 2002:

Class	Number of Shares Outstanding

Common	1,123,373,623

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

	(Dollars in millions except per-share data)

Net sales	$2,785.6	$2,874.4	$8,121.9	$8,713.6

Cost of sales	553.7	549.0	1,608.7	1,593.5
Research and development	526.7	566.0	1,575.0	1,645.2
Marketing and administrative	810.7	865.9	2,503.2	2,534.7
Acquired in-process research and development	84.0	90.5	84.0	90.5
Asset impairment and other site charges	—	121.4	—	121.4
Interest expense	22.3	41.9	55.8	123.7
Other income-net	(74.6)	(75.6)	(218.5)	(206.2)

	1,922.8	2,159.1	5,608.2	5,902.8

Income before income taxes and extraordinary item	862.8	715.3	2,513.7	2,810.8
Income taxes	178.9	128.6	542.1	589.6

Income before extraordinary item	683.9	586.7	1,971.6	2,221.2
Extraordinary item, net of tax	—	(16.6)	—	(16.6)

Net income	$683.9	$570.1	$1,971.6	$2,204.6

Earnings per share — basic:
Income before extraordinary item	$.64	$.55	$1.83	$2.06
Extraordinary item	—	(.02)	—	(.02)

Net income	$.64	$.53	$1.83	$2.04

Earnings per share — diluted:
Income before extraordinary item	$.63	$.54	$1.82	$2.04
Extraordinary item	—	(.02)	—	(.02)

Net income	$.63	$.52	$1.82	$2.02

Dividends paid per share	$.31	$.28	$.93	$.84

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ELI LILLY AND COMPANY AND SUBSIDIARIES

	September 30, 2002	December 31, 2001

	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,786.2	$2,702.3
Short-term investments	1,549.3	1,028.7
Accounts receivable, net of allowances of $74.1 (2002) and $88.5 (2001)	1,525.4	1,406.2
Other receivables	305.1	289.0
Inventories	1,378.4	1,060.2
Deferred income taxes	212.8	223.3
Prepaid expenses	556.0	229.2

TOTAL CURRENT ASSETS	8,313.2	6,938.9

OTHER ASSETS
Prepaid pension	1,212.8	1,102.8
Investments	3,034.2	2,710.9
Sundry	1,371.5	1,149.1

	5,618.5	4,962.8

PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	9,117.6	8,415.4
Less allowances for depreciation	(4,129.2)	(3,883.0)

	4,988.4	4,532.4

	$18,920.1	$16,434.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$884.3	$286.3
Accounts payable	499.4	624.1
Employee compensation	193.7	381.9
Dividends payable	—	341.0
Income taxes payable	1,919.8	2,319.5
Other liabilities	1,520.3	1,250.2

TOTAL CURRENT LIABILITIES	5,017.5	5,203.0

LONG-TERM DEBT	4,363.1	3,132.1
OTHER NONCURRENT LIABILITIES	1,278.0	995.0

	5,641.1	4,127.1

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock	702.9	702.7
Additional paid-in capital	2,610.0	2,610.0
Retained earnings	8,614.2	7,411.2
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(125.2)	(129.1)
Accumulated other comprehensive loss	(774.4)	(748.4)

	8,392.5	7,211.4
Less cost of common stock in treasury	131.0	107.4

	8,261.5	7,104.0

	$18,920.1	$16,434.1

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Nine Months Ended
	September 30,
	2002	2001

	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,971.6	$2,204.6
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities	(1,397.0)	(390.5)
Depreciation and amortization	393.3	377.3
Change in deferred taxes	343.4	246.4
Acquired in-process research and development, net of tax	54.6	58.8
Asset impairment and other site charges, net of tax	—	78.9
Other, net	9.8	5.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,375.7	2,581.0

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(740.0)	(570.6)
Purchase of investments	(1,286.1)	(2,743.8)
Proceeds from sale of investments	462.0	30.5
Purchase of in-process research and development	(84.0)	(59.6)
Other, net	(163.3)	(136.1)

NET CASH USED FOR INVESTING ACTIVITIES	(1,811.4)	(3,479.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,002.0)	(905.4)
Purchase of common stock and other capital transactions	(243.9)	(421.5)
Issuances under stock plans	48.6	83.4
Net change in short-term borrowings	392.9	255.1
Net change in long-term debt	1,203.1	443.9

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	398.7	(544.5)

Effect of exchange rate changes on cash and cash equivalents	120.9	(25.5)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83.9	(1,468.6)

Cash and cash equivalents at January 1	2,702.3	4,114.9

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$2,786.2	$2,646.3

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(Dollars in millions)

Net income	$683.9	$570.1	$1,971.6	$2,204.6
Other comprehensive income (loss)[1]	(144.6)	71.6	(26.1)	(52.4)

Comprehensive income	$539.3	$641.7	$1,945.5	$2,152.2

[1]	The significant component of other comprehensive income (loss) was a loss of $118.1 million from the effective portion of our cash flow hedges for the three months ended September 30, 2002. For the nine months ended September 30, 2002, other comprehensive income (loss) consisted of a loss of $198.5 million on the effective portion of our cash flow hedges and the net unrealized losses on securities, offset by a $172.4 million gain from foreign currency translation adjustments. This compares with a gain of $86.8 million and a loss of $38.3 million from foreign currency translation adjustments for the three months and nine months ended September 30, 2001, respectively.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

We operate in one significant business segment — pharmaceutical products. Operations of the animal health business are not material and share many of the same economic characteristics as pharmaceutical products. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business was $42 million and $53 million, respectively, for the three months ended September 30, 2002 and 2001, and $145 million and $148 million, respectively, for the nine months ended September 30, 2002 and 2001.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the three months and nine months of 2002 and 2001 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(Dollars in millions)

Net sales — to unaffiliated customers
Neurosciences	$1,228.8	$1,323.4	$3,447.3	$4,137.4
Endocrinology	871.9	792.8	2,515.6	2,306.7
Oncology	203.8	191.3	628.0	533.8
Animal health	167.6	177.5	497.6	497.7
Cardiovascular	150.2	137.2	455.0	429.6
Anti-infectives	124.7	162.5	438.8	550.7
Other pharmaceuticals	38.6	89.7	139.6	257.7

Net sales	$2,785.6	$2,874.4	$8,121.9	$8,713.6

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

We have prepared the accompanying unaudited, consolidated condensed financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

CONTINGENCIES

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. (“Zenith”), had submitted an abbreviated new drug application (ANDA) seeking permission to market a generic version of Zyprexa® in various dosage forms several years prior to the expiration of our U.S. patents for the product. Zenith alleges that our patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. (“Reddy”), had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, in January 2002, Reddy filed an ANDA for additional dosage forms and in February 2002, we filed an infringement suit in the same court based on Reddy’s later ANDA. We received notice in August 2002, of a similar ANDA filing by Teva Pharmaceuticals, and in September 2002, we filed suit against Teva in the same court. The cases have been consolidated and are in the discovery stage. We currently expect a trial date to be scheduled for the fourth quarter of 2003. We believe that the generic manufacturers’ patent claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October, 2002, we were notified that Barr Laboratories, Inc. (Barr) had submitted an ANDA with the U.S. FDA seeking permission to market a generic version of Evista several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. We believe the challenges to be without merit and intend to vigorously defend our patents. While we expect to prevail, it is not possible to predict or determine the outcome of the challenge to the patents and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

We have been named as a defendant in numerous product liability lawsuits. We have accrued for the estimated exposure with respect to all current product liability claims. In addition, we have accrued for certain claims incurred, but not filed, to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. We expect the cash amounts related to the accruals to be paid out over the next several years. A portion of the costs associated with defending and disposing of these suits is covered by insurance. We estimate insurance recoverables based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among the insurance carriers.

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

The environmental liabilities and litigation accruals have been reflected in our consolidated balance sheet at the gross amount of approximately $196.5 million at September 30, 2002. Estimated insurance recoverables of approximately $120.9 million at September 30, 2002, have been reflected as assets in the consolidated balance sheet.

While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against us or the ultimate cost of environmental matters, we believe that, except as noted above with respect to the Zyprexa and Evista patent litigation, the costs associated with all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to the consolidated results of our operations in any one accounting period.

As previously disclosed, we reached agreement with the Internal Revenue Service (IRS) with respect to its examination of the tax years 1996 and 1997. Resolution of the examination did not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

EARNINGS PER SHARE

Unless otherwise noted in the footnotes, all per-share amounts are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares plus the effect of all potentially dilutive common shares (primarily unexercised stock options).

SHAREHOLDERS’ EQUITY

As of September 30, 2002, we have purchased $1.66 billion of our announced $3.0 billion share repurchase program. We purchased approximately 2.9 million shares during the first nine months of 2002 at a net cost of approximately $247.0 million. In connection with the share repurchase program, we have entered into agreements to purchase shares of our stock. As of September 30, 2002, we have agreements to purchase up to approximately 3.7 million shares of our stock from an independent third party at various times through December 2003 at prices ranging from $89 to $100 per share and with a weighted average of approximately $92 per share. The number of shares to be purchased will be reduced ratably each quarter through the expiration of the agreements. In addition, as of September 30, 2002, equity forward contracts, which provide for purchase of a total of approximately 900,000 shares, remain outstanding at $83 per share, expiring in November 2002. The arrangements for purchase of our stock allow us, at our discretion, to repurchase the shares for cash or deliver to the holder cash or shares for the difference between the contractual exercise price and the market price of our stock. Our objective in entering into the above agreements was to reduce the average price of repurchased shares.

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

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. We will adopt SFAS 143 on January 1, 2003, and the adoption of this statement will have no impact on our consolidated financial position or results of operations.

In 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 provides additional restrictive criteria that would have to be met to classify an asset as held-for-sale. This statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment as previously required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. We have adopted SFAS 144 effective January 1, 2002, and any future impairments or disposals of long-lived assets will be subject to this statement.

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

UNUSUAL ITEMS

In the third quarter of 2002, we entered into a collaboration arrangement with Amylin Pharmaceuticals, Inc. (Amylin), to jointly develop and commercialize Amylin’s synthetic exendin-4 compound, a potential treatment for type 2 diabetes. In the third quarter of 2001, we entered into collaboration arrangements with two companies. In August 2001, we licensed Isis Pharmaceuticals, Inc.’s (Isis) non-small-cell lung cancer treatment and entered into an agreement regarding an ongoing research collaboration. In September 2001, we entered into a collaboration with Bioprojet, Société Civile de Recherche (Bioprojet) to jointly develop and commercialize a vasopeptidase inhibitor (fasidotril) for hypertension and chronic heart failure.

These compounds are in the development phase (late Phase II and early Phase III clinical trials) and no alternative future uses were identified. As with many late Phase II/early Phase III compounds, launch of the products, if approved, is not expected in the near term. Our charge for acquired in-process research and development expense related to these arrangements totaled $84.0 million in the third quarter of 2002 and $90.5 million in the third quarter of 2001.

We periodically assess our worldwide manufacturing capacity to maximize the efficiency of our worldwide manufacturing operations. As a result of this strategic review, we recognized asset impairments and other site charges totaling $121.4 million in the third quarter of 2001. The charges principally consist of impairments of facilities and equipment that were substantially disposed of or destroyed in 2002, termination of third-party manufacturing arrangements, and a plant closure in Taiwan. The impairment charges were necessary to adjust the carrying value of certain manufacturing assets to fair value. The fair value of the assets was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved. Approximately $18 million of this charge was for severance-related costs, which were fully expended during 2002.

In the third quarter of 2001, we repurchased certain debt due in 2006-2036 with interest rates higher than the then-current prevailing rates. As a result of this debt repurchase, we recognized an extraordinary charge of $25.6 million ($16.6 million net of income taxes).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Reported net income was $683.9 million, or $.63 per share, for the third quarter of 2002 compared with $570.1 million, or $.52 per share, for the third quarter of 2001, representing increases in earnings of 20 percent and earnings per share of 21 percent. Reported net income was $1.97 billion, or $1.82 per share, for the first nine months of 2002 compared with $2.20 billion, or $2.02 per share, for the first nine months of 2001. Reported net income and earnings per share for the first nine months of 2002 decreased 11 percent and 10 percent, respectively.

Comparisons between years for both the three- and nine-month periods are made difficult by the impact of several unusual items that are reflected in our operating results in the third quarter of 2002 and the third quarter of 2001. These transactions are summarized as follows (see “Unusual Items” in the Notes to Consolidated Condensed Financial Statements for additional information):

•	We incurred a charge for acquired in-process research and development expense related to the collaboration arrangement with Amylin in the third quarter of 2002 totaled $84.0 million, which decreased earnings per share by approximately $.05 in the third quarter of 2002.

•	We incurred a charge for acquired in-process research and development expense related to the collaboration arrangements with Isis and Bioprojet in the third quarter of 2001 totaled $90.5 million, which decreased earnings per share by approximately $.05 in the third quarter of 2001.

•	We recognized asset impairments and other site charges totaling $121.4 million in the third quarter of 2001 due to actions taken as a result of an assessment of our worldwide manufacturing capacity, which decreased earnings per share by approximately $.07 in the third quarter of 2001.

•	We recognized an extraordinary charge of $25.6 million ($16.6 million net of income taxes) from the repurchase of higher interest rate debt, which decreased earnings per share by approximately $.02 in the third quarter of 2001.

Excluding these unusual items, net income for the three- and nine-month period ended September 30, 2002, would have been $738.5 million and $2.03 billion, or $.68 and $1.87 per share, respectively, while net income for the three- and nine-month period of 2001 would have been $723.2 million and $2.36 billion, or $.66 and $2.16 per share, respectively. Adjusted for these unusual items, net income and earnings per share for the third quarter of 2002 increased 2 percent and 3 percent, respectively, and net income and earnings per share for the first nine months of 2002 decreased 14 and 13 percent, respectively.

Adjusted net income and earnings per share for the third quarter of 2002 increased due to lower operating and interest expenses. Adjusted net income and earnings per share for the first nine months of 2002 declined primarily due to the result of lower sales of Prozac. Our net income was favorably affected by increased sales of certain of our growth products, including Zyprexa, Humalog®, Evista®, and Gemzar®. Earnings per share for the three- and nine-month periods of 2002 benefited slightly from a lower number of shares outstanding, resulting from our share repurchase program.

A reconciliation of reported and adjusted earnings per share for the three- and nine-month periods follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Diluted earnings per share (as reported)	$.63	$.52	$1.82	$2.02
Add back one-time charges:
In-process research and development	.05	.05	.05	.05
Asset impairment and other site charges	—	.07	—	.07
Early retirement of debt	—	.02	—	.02

Diluted earnings per share (as adjusted)	$.68	$.66	$1.87	$2.16

Our sales for the third quarter of 2002 decreased 3 percent, to $2.79 billion, compared with the third quarter of 2001 due primarily to the decline in Prozac sales and, to a lesser extent, continued declines in sales of anti-infectives and Axid. The decrease was partially offset by the continued sales growth of certain key growth products. Sales in the U.S. decreased 12 percent, to $1.64 billion, for the third quarter of 2002 compared with the third quarter of 2001 due primarily to the decline in Prozac sales. Sales outside the U.S. increased 13 percent, to $1.15 billion, for the third quarter of 2002 compared with the third quarter of 2001, led by strong growth in Zyprexa, Gemzar, Evista, and the diabetes care products. Worldwide sales for the third quarter reflected a volume decrease of 3 percent and a 1 percent decrease in global selling prices, partially offset by a favorable exchange rate impact of 1 percent. Excluding Prozac, our sales for the third quarter of 2002 increased 7 percent worldwide. In addition, global sales volume increased 6 percent, excluding Prozac.

Our sales for the first nine months of 2002 decreased 7 percent, to $8.12 billion, compared with the first nine months of 2001 due primarily to the decline in Prozac sales in the U.S. Sales in the U.S. decreased 15 percent, to $4.81 billion, for the first nine months of 2002 compared with the first nine months of 2001 due primarily to the decline in Prozac sales. Sales outside the U.S. increased 9 percent, to $3.31 billion, for the first nine months of 2002 compared with the first nine months of 2001. Worldwide sales reflected a volume decrease of 6 percent, and a 1 percent decrease in global selling prices, while the exchange rate impact was flat. Excluding Prozac, our sales for the first nine months of 2002 increased 9 percent worldwide. In addition, global sales volume increased 9 percent, excluding Prozac.

Zyprexa had worldwide sales of $974.0 million and $2.70 billion for the third quarter and nine-month period of 2002, respectively, representing increases of 20 percent and 24 percent compared with the same periods of 2001. U.S. sales increased 18 percent, to $683.2 million, for the quarter and 21 percent, to $1.87 billion, for the nine-month period. Sales outside the U.S. increased 24 percent, to $290.8 million, for the quarter and 31 percent, to $829.0 million, for the nine-month period. In the second quarter of 2002, the Ministry of Health, Labor, and Welfare in Japan specified a label change for Zyprexa in the Japanese market, where it was launched in the second quarter of 2001, to include a contraindication in patients with diabetes or a history of diabetes. This label change had a negative effect on sales growth rate in Japan. At the end of June 2002, our European sales forces began promoting Zyprexa for use in treating manic episodes associated with bipolar disorder.

Diabetes care products, composed primarily of Humulin®, Humalog®, and Actos®, had worldwide revenues of $571.3 million and $1.69 billion for the quarter and nine-month period of 2002, respectively, representing increases of 7 percent compared with the same periods of 2001. Diabetes care revenues in the U.S. decreased 3 percent, to $341.1 million, for the quarter, primarily due to the decline in Actos revenue, and increased 4 percent, to $1.06 billion, for the nine-month period. Sales outside the U.S. increased 27 percent, to $230.2 million, for the quarter and 13 percent, to $625.7 million, for the nine-month period. Worldwide Humulin sales increased 1 percent, to $257.4 million, for the quarter and decreased 5 percent, to $749.6 million, for the nine-month period. Worldwide Humalog sales of $214.1 million for the quarter and $596.2 million for the nine-month period of 2002 increased 30 percent and 37 percent compared with the prior periods, respectively. The increase in Humalog is due in part to continued shifting by patients from Humulin to Humalog. We received service revenues related to the sales of Actos of $81.7 million in the third quarter and $296.1 million for the nine-month period of 2002, representing a decrease of 14 percent and an increase of 1 percent compared with the prior periods. Actos is manufactured by Takeda Chemical Industries, Ltd., and sold in the U.S. by Takeda Pharmaceuticals North America (“Takeda”). We copromote Actos in the U.S. with Takeda. Despite strong underlying product sales growth, our Actos revenue declined in the third quarter due to the terms of the agreement with Takeda. Specifically, the decline in our Actos revenue for the third quarter of 2002 was driven by two factors: timing of incentive payments earned and lower detail fee income in the third quarter of 2002. As provided in the agreement with Takeda, we attained the minimum sales representative call threshold and earned an incentive payment during the second quarter of 2002 compared with the prior year when the incentive payment was earned in the third quarter of 2001. In addition, we earned less sales representative detail fee income in the third quarter of 2002 per the terms of the current contract.

Gemzar had worldwide sales of $197.2 million and $613.7 million for the third quarter and nine-month period of 2002, respectively, representing increases of 5 and 18 percent, compared with the same periods of 2001. Sales in the U.S. decreased 15 percent, to $93.2 million, for the quarter and increased 11 percent, to $331.6 million, for the nine-month period. The third-quarter decrease in the U.S. was due primarily to U.S. wholesaler stocking in the second quarter of 2002 in anticipation of a price increase that was effective in June 2002, as well as softer underlying U.S. demand for the product as a result of competitive pricing pressures. We expect strong U.S. Gemzar growth in the fourth quarter of 2002. Sales outside the U.S. increased 34 percent, to $104.0 million, for the quarter and 27 percent, to $282.1 million, for the nine-month period.

Evista had worldwide sales of $217.4 million and $583.5 million for the third quarter and nine-month period of 2002, respectively, representing increases of 19 percent and 17 percent compared with the same periods of 2001. U.S. sales increased 11 percent, to $166.1 million, for the quarter and 11 percent, to $445.0 million, for the nine-month period. Sales outside the U.S. increased 51 percent, to $51.3 million, for the quarter and 43 percent, to $138.5 million, for the nine-month period.

Prozac, Prozac Weekly™, and Sarafem™ (collectively “fluoxetine products”) had combined worldwide sales of $189.9 million and $570.9 million for the third quarter and nine-month period of 2002, respectively, representing decreases of 58 percent and 68 percent compared with the same periods of 2001. Fluoxetine product sales in the U.S. decreased 68 percent, to $119.3 million, for the quarter and 77 percent, to $353.9 million, for the nine-month period. The worldwide and U.S. sales decreases are a result of the entrance of generic fluoxetine into the U.S. market in August 2001. Prozac sales outside the U.S. decreased 10 percent, to $69.4 million, for the quarter and 13 percent, to $214.0 million, for the nine-month period, primarily due to continuing generic competition.

Anti-infectives had worldwide sales of $124.7 million and $438.8 million for the third quarter and nine-month period of 2002, respectively, representing decreases of 23 percent and 20 percent compared with the same periods of 2001. Lower sales of anti-infectives for both periods were due primarily to continuing competitive pressures. Sales in the U.S. decreased 83 percent and 44 percent for the quarter and nine-month period, respectively. Sales outside the U.S. decreased 11 percent for the quarter and 16 percent for the nine-month period.

ReoPro® had worldwide sales of $92.4 million and $285.2 million for the third quarter and nine-month period of 2002, respectively, representing decreases of 12 percent compared with the same periods of 2001. These decreases are primarily due to continuing competitive pressures.

Xigris® had worldwide sales of $21.2 million and $65.7 million for the third quarter and nine-month period of 2002, respectively. In August 2002, the European Commission granted marketing authorization for Xigris in all 15 member states of the European Union. In October, we launched Xigris in a number of European countries.

For the third quarter of 2002, gross margins declined to 80.1 percent compared with 80.9 percent for the third quarter of 2001. For the nine-month period of 2002, gross margins declined to 80.2 percent compared with 81.7 percent for the nine-month period of 2001. During the quarter and nine-month period, the decline was due in part to the decline in Prozac sales, higher inventory losses, and additional costs associated with addressing our manufacturing issues, offset partially by a favorable sales mix of other high-margin products and favorable manufacturing throughput from increased volume of product manufactured.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) decreased 7 percent and 2 percent for the third quarter and nine-month period of 2002, respectively. Investment in research and development decreased 7 percent and 4 percent from 2001 amounts, to $526.7 million for the third quarter and to $1.58 billion for the nine-month period. The decrease in research and development expense in the third quarter of 2002 was due primarily to lower late-stage clinical trial costs. The decrease in research and development expenses in the nine-month period was due primarily to lower incentive compensation expense and lower late-stage clinical trial costs as more products were awaiting regulatory approval. The declines were partially offset by investment in our early-stage product pipeline. Despite the decline, we invested approximately 19 percent of our sales in research and development efforts in the third quarter and nine-month period of 2002. In addition, we recorded $84.0 million in the third quarter of 2002 and $90.5 million in the third quarter of 2001 for acquired in-process research and development expenses in connection with our collaborations with Amylin (2002), Isis (2001), and Bioprojet (2001). Marketing and administrative expenses decreased 6 percent from the third quarter of 2001 and 1 percent from the nine-month period of 2001. Marketing and administrative expenses declined due primarily to lower underlying marketing expenses due in part to less Prozac promotional expenses, as well as prelaunch marketing support payments from Quintiles Transnational Corp. (Quintiles) as part of the Cymbalta™ commercialization agreement, discussed further in “Other Matters.” In addition, lower incentive compensation expense contributed to the decline in the nine-month period of 2002. Underlying administrative expenses in the third quarter increased due in part to costs associated with litigation. We are in the process of evaluating the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans. Although our evaluation is not finalized, we anticipate decreasing these rates for 2003 by at least .25 percentage point for the discount rate and at least 1 percentage point for the expected return on plan assets due to the recent market and economic conditions. These changes in our discount rate and expected rate of return on plan assets would decrease income before taxes in 2003 by approximately $24 million and $40 million, respectively. The weighted average assumption as of December 31, 2001 for the discount rate was 7.2 percent and the expected return on plan assets was 10.5 percent. Additionally, we are contemplating increasing our health-care-cost trend rate from 6 percent to approximately 10 percent for 2003. The impact of this change would decrease income before taxes in 2003 by approximately $10 million.

Interest expense decreased $19.6 million, to $22.3 million, for the third quarter and decreased $67.9 million, to $55.8 million, for the nine-month period, respectively. The decreases were primarily due to the lower variable interest rates paid for our debt.

Net other income for the third quarter of 2002 decreased $1.0 million, to $74.6 million. Net other income for the nine-month period of 2002 increased $12.3 million, to $218.5 million. Both periods were affected by a combination of income recognized from upfront and milestone payments from Quintiles as part of the Cymbalta commercialization agreement and income recognized from InterMune, Inc., related to the 2001 oritavancin out-license agreement, offset primarily by lower interest income due to lower interest rates.

For the third quarter of 2002, the effective tax rate was 20.7 percent compared with 18.0 percent for the third quarter of 2001. The effective tax rate for the nine-month period of 2002 was 21.6 percent compared with 21.0 percent for the nine-month period of 2001. Excluding the impact of the unusual items previously discussed, the effective tax rate would have been 22.0 percent for all periods presented.

FINANCIAL CONDITION

As of September 30, 2002, cash, cash equivalents, and short-term investments totaled $4.34 billion compared with $3.73 billion at December 31, 2001. Additionally, long-term investments totaled $3.03 billion at September 30, 2002, compared with $2.71 billion at December 31, 2001. Cash flow from operations of $1.38 billion and net cash from issuance of long-term debt of $1.20 billion were offset by the purchase of investments of $1.29 billion, dividends paid of $1.00 billion, and net capital expenditures of $740.0 million.

Our inventories increased by $318.2 million during the nine-month period of 2002, to $1.38 billion, due primarily to foreign currency translation adjustments. In addition, there was inventory build up in anticipation of launch of products for which we have received approvable letters and increased inventory requirements for our growth products.

Total debt reflected in our balance sheet at September 30, 2002, was $5.25 billion, an increase of $1.83 billion from December 31, 2001. We issued approximately $400 million of short-term commercial paper in September 2002 that was repaid in November 2002. The additional increase in long-term debt on our balance sheet was primarily due to the issuance of $500 million of 6 percent 10-year notes in March 2002, a $543 million private placement note in July 2002, $150 million of floating rate bonds in July 2002 maturing in 2031, and the change in fair value of debt hedged with interest rate swaps designated as fair value hedges. Principal and interest are due semiannually over the five-year term of the $543 million private placement note that was executed with a financial institution. In conjunction with this note, we entered into an interest rate swap agreement with the same financial institution, which converts the fixed rate into a variable rate of interest at essentially LIBOR over the term of the note. With respect to the floating rate bonds, interest accrues at LIBOR and will adjust regularly to reflect our six-month credit spread. The interest accumulates over the life of the bonds and is payable upon maturity. Our current debt ratings from Standard & Poor’s and Moody’s remain at AA and Aa3, respectively.

We believe that cash generated from operations in the fourth quarter of 2002, along with available cash and cash equivalents, will be sufficient to fund our remaining 2002 operating needs, including debt service, capital expenditures, share repurchases, payments required by the resolution of the IRS examination for 1996 and 1997, and dividends. Various risks and uncertainties, including those discussed in the “Other Matters” and “Financial Expectations for 2002 and 2003” sections, may affect our operating results and cash flow from operations.

OTHER MATTERS

As a result of preapproval plant inspections for Zyprexa IntraMuscular and Forteo™ in early 2001, the U.S. Food and Drug Administration (FDA) informed us of a number of observations and issued a warning letter regarding adherence to current Good Manufacturing Practices (cGMP) regulations. In response, we have been implementing comprehensive, companywide improvements in our manufacturing operations. In November 2001, following a reinspection of the manufacturing facilities for Zyprexa IntraMuscular and Forteo, the FDA noted additional observations, primarily relating to computer system validation, manufacturing process reviews, and data handling. In the spring of 2002, the FDA conducted a comprehensive review of eight of our global manufacturing sites and issued inspection reports summarizing the investigators’ findings. Fifty observations were noted in the combined inspection reports for the Indianapolis facilities. The findings primarily related to our need to continue to simplify our quality processes, enhance our technical expertise and oversight, and improve our ability to identify the root cause of manufacturing deviations. The number of observations for the inspections outside Indianapolis ranged from zero to a maximum of 16 at one site. Two subsequent inspections, in Puerto Rico and Indianapolis, resulted in no observations at either site. We have provided the FDA with our responses to the observations and, since that time, we have been engaging in discussions with the agency to understand its assessment of our progress in upgrading our manufacturing and quality operations. The FDA has not yet issued its final conclusions and recommendations. We expect to be prepared for a reinspection by the FDA during the first half of 2003, although this has not yet been scheduled.

Approval of certain new products, including Zyprexa IntraMuscular and Cymbalta, will depend on resolution of manufacturing issues in our Indianapolis facilities to the FDA’s satisfaction. The approval of Cialis™ is not expected to be affected since the manufacturing of this product is planned for outside Indianapolis. The timeline for resolution of these issues is difficult to predict. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the agency’s satisfaction could be subject to interruption of production, delays in new drug application (NDA) approvals, recalls, seizures, fines, and other penalties.

In the U.S., pharmaceutical products are subject to increasing pricing pressures, which could be significantly affected by the current national debate over Medicare and Medicaid reform, as well as by actions by individual states to reduce pharmaceutical costs for Medicaid and other programs. Many proposals now being considered at the federal and state levels and, in some cases, implemented at the state level, may result in government agencies demanding discounts from pharmaceutical companies that may expressly or implicitly create price controls on prescription drugs. Litigation that may clarify many of these issues is pending in various state and federal courts. In addition, federal legislation and regulatory changes have been proposed that have the potential to limit the ability of pharmaceutical companies to enforce patent rights. International operations are also generally subject to extensive price and market regulations. As a result, we expect that pressures on pharmaceutical pricing will continue.

On April 29, 2002, Lilly ICOS LLC, our joint venture with ICOS Corporation, received an approvable letter from the FDA for Cialis. FDA approval is contingent upon successful completion of additional clinical pharmacology studies, labeling discussions, and routine manufacturing inspections. We currently plan for FDA approval in the second half of 2003. See Part II, Item 1, Legal Proceedings, for a discussion of U.S. patent litigation involving Cialis. In July 2002, the European Committee for Proprietary Medicinal Products (CPMP) issued a positive opinion for Cialis. The CPMP has recommended to the European Commission that approval should be granted. Following the CPMP’s positive opinion, the application will be reviewed by the European Commission, which has authority to grant marketing authorization for the European Union. Such authorization is anticipated later this year. The commercialization of Cialis after authorization is granted is subject to pricing approvals on a country-by-country basis.

The FDA recently conducted a preapproval inspection of Forteo. There were no observations from the inspection and, therefore, the approval is no longer contingent on manufacturing issues. We are currently working with the FDA to finalize the label with final U.S. approval expected early next year.

We received an approvable letter from the FDA for Strattera™, a treatment for attention-deficit hyperactivity disorder in children, adolescents, and adults. Approval is contingent upon labeling discussions and review of additional analyses from existing studies; however, approval is not contingent on the manufacturing issues described above. We plan for final FDA approval by the spring of 2003.

In September 2002, we received an approvable letter from the FDA for Cymbalta, a dual reuptake inhibitor for the treatment of depression. Approval is contingent upon labeling discussions and resolution of the outstanding manufacturing issues.

We recently made U.S. submissions for olanzapine/fluoxetine combination (OFC) for bipolar depression and duloxetine for stress urinary incontinence.

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

In July 2002, we entered into an agreement with Quintiles whereby Quintiles will support us in the commercialization efforts for Cymbalta in the U.S. Quintiles will provide, at its expense, more than 500 sales representatives to supplement our sales force in the promotion of Cymbalta for the five years following product launch. Quintiles is responsible for milestone payments and marketing reimbursements due to us in stages, most of which were contingent upon our receipt of an approvable letter from the FDA (which was received in September 2002) and upon the launch of the product. Future payments could total as much as $40 million. We will pay Quintiles 8.25 percent of U.S. Cymbalta sales for depression and other neuroscience-related indications over the five-year promotion period and a 3 percent royalty over the following three years.

FINANCIAL EXPECTATIONS FOR 2002 AND 2003

As noted previously, in early August 2001, generic fluoxetine was introduced in the U.S. market. As a result, sales of Prozac have experienced a very steep decline. While the Prozac decline significantly affected results of operations for the 12 months following August 2001, its impact on our consolidated financial position and liquidity is not material due to the continued growth of Zyprexa, Humalog, Gemzar, Evista, Actos, and Xigris.

We continue to expect a slight decline in sales for the full-year 2002. However, the sales in the fourth quarter of 2002 are expected to return to growth and be in the mid-single digits, driven primarily by Zyprexa, Evista, Gemzar, Humalog, and Actos.

For full-year 2002, we expect gross margin as a percentage of sales to decline about 1.0 to 1.5 percentage points. Marketing and administrative expenses are expected to increase in the low-single digits. Underlying marketing and selling expenses will increase more strongly as we maintain the marketing momentum for our current growth products and prepare for the launch of new products. Research and development expenses are expected to be slightly lower. Nonoperating income is expected to contribute at least $250 million, assuming anticipated business development transactions occur. The tax rate is expected to remain at 22 percent, excluding unusual items.

For the 2002 calendar year, earnings per share is expected to decline, and we are currently comfortable with a range of $2.55 to $2.57, excluding unusual items, a reduction from our prior guidance of $2.60 to $2.62. For the fourth quarter of 2002, we expect earnings per share of $.68 to $.70, excluding unusual items. This lowering of guidance for the full-year 2002 is driven by the need to continue to make appropriate investments in the business, including supporting Zyprexa and preparing for several new product launches, in order to implement our long-term growth strategy. In addition, sales from ReoPro and our older legacy products, such as anti-infectives and Axid, are trending lower than expected.

For full-year 2003, due to the uncertainties around the timing of our product launches and resolution of our manufacturing issues, we continue to be cautious about our financial assumptions. Assuming no significant financial penalties imposed by the FDA related to our manufacturing issues or other unusual items, our goal is to deliver some earnings growth in 2003. As the outlook for our new-product-launch timelines and resolution of manufacturing issues becomes more certain, we will provide more specific financial guidance as appropriate.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

PATENT LITIGATION

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. (“Zenith”), had submitted an abbreviated new drug application (ANDA) seeking permission to market a generic version of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product. Zenith alleges that our patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. (“Reddy”), had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, in January 2002, Reddy filed an ANDA for additional dosage forms, and in February 2002, we filed an infringement suit in the same court based on Reddy’s later ANDA. We received notice in August 2002, of a similar ANDA filing by Teva Pharmaceuticals, and in September 2002, we filed suit against Teva in the same court. The cases have been consolidated and are in the discovery stage. We currently expect a trial date to be scheduled for the fourth quarter of 2003. We believe that the generic manufacturers’ patent claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October, 2002, we were notified that Barr Laboratories, Inc. (Barr) had submitted an ANDA with the U.S. FDA seeking permission to market a generic version of Evista several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. We believe the challenges to be without merit and intend to vigorously defend our patents. While we expect to prevail, it is not possible to predict or determine the outcome of the challenge to the patents and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October 2002, Pfizer Inc. (“Pfizer”) filed a lawsuit in the United States District Court in Delaware against us, Lilly ICOS LLC, and ICOS Corporation alleging that the proposed marketing of Cialis would infringe its newly issued “method-of-use” patent. Previously, Pfizer’s European “method-of-use” patent was held invalid in the European Patent Office and the U.K. counterpart to this patent was held invalid by the U.K. Court of Appeal. We intend to vigorously defend this lawsuit and expect to prevail. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome would not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.Under applicable Securities and Exchange Commission regulations, the principal executive officer and principal financial officer of a reporting company are required to periodically review the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the Commission (such as this Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.

As of November 6, 2002, Sidney Taurel, chairman, president, and chief executive officer, and Charles E. Golden, executive vice president and chief financial officer, evaluated our disclosure controls and procedures and concluded that they are effective.

(b)	Changes in Internal Controls.There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, November 6, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this Report:

	EXHIBIT 10.	Directors’ Deferral Plan, as amended effective November 1, 2002

	EXHIBIT 11.	Statement re: Computation of Earnings per Share

	EXHIBIT 12.	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

	EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures

	EXHIBIT 99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a Form 8-K on August 14, 2002, which included the sworn statements of our chief executive officer and chief financial officer regarding our 2001 Annual Report on Form 10-K, 2002 definitive proxy materials, and all reports on Forms 10-Q and 8-K subsequent to the filing of our 2001 Form 10-K. The sworn statements were made in the prescribed form without exceptions or modifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY (Registrant)

Date	November 12, 2002	/s/ Alecia A. DeCoudreaux Alecia A. DeCoudreaux Secretary and Deputy General Counsel

Date	November 12, 2002	/s/ Arnold C. Hanish Arnold C. Hanish Executive Director, Finance, and Chief Accounting Officer

CERTIFICATIONS

     I, Sidney Taurel, chairman of the board, president, and chief executive officer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Eli Lilly and Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 6, 2002

By:     /s/ Sidney Taurel
            Sidney Taurel
            Chairman of the Board, President,
             and Chief Executive Officer

CERTIFICATIONS

     I, Charles E. Golden, executive vice president and chief financial officer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Eli Lilly and Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 6, 2002

By:     /s/ Charles E. Golden
            Charles E. Golden
            Executive Vice President
             and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

Exhibit

10.	Directors’ Deferral Plan, as amended effective November 1, 2002

11.	Statement re: Computation of Earnings per Share

12.	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002