Form 10-K
period 2002-12-31
LILLY ELI & CO
filed 2003-03-20
CIK 59478

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes ☒ No ☐

Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 18, 2003 (Common Stock): approximately $55,691,700,000.

Number of shares of common stock outstanding as of February 18, 2003: 1,122,675,834.

Portions of the following documents have been incorporated by reference into this report:

Registrant's Document	Parts Into Which Incorporated

Annual Report to Shareholders for fiscal year ended December 31, 2002	Parts I, II, and IV

Proxy Statement dated March 10, 2003	Part III

GlobalShares Stock Plan, as amended
Computation of Ratio of Earnings
Annual Report to Shareholders
List of Subsidiaries
Consent of Independent Auditors
Cautionary Statement
Certification

Part I

Item 1. Business

Eli Lilly and Company (the “Company” or “Registrant”, which may be referred to as “we”, “us”, or “our”) was incorporated in 1901 in Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. We discover, develop, manufacture, and sell products in one significant business segment—pharmaceutical products. Operations of our animal health business segment are not material to our financial statements. We manufacture and distribute our products through owned or leased facilities in the United States, Puerto Rico, and 19 other countries. Our products are sold in approximately 150 countries.

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

Products

Our products include:

Neuroscience products, our largest-selling product group, including Zyprexa®, a product for the treatment of schizophrenia and acute bipolar mania; Prozac®, indicated for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder; the Darvon® line of analgesic products; Permax®, a treatment for Parkinson’s disease; Strattera™, approved in late 2002 in the U.S. for the treatment of attention-deficit hyperactivity disorder in children and adults; and Sarafem®, for the treatment of pre-menstrual dysphoric disorder;

Endocrine products, including Humulin®, human insulin produced through recombinant DNA technology; Humalog® and Humalog Mix 75/25®, rapid-acting injectable human insulin analogs of recombinant DNA origin; Actos®, an oral agent for Type 2 diabetes that is manufactured and sold by a unit of Takeda Chemical Industries, Ltd. of Japan (“Takeda”) and co-promoted by us in the U.S. and certain other countries and sold by us alone in other countries; Evista®, an oral agent for the prevention and treatment of osteoporosis in post-menopausal women; Humatrope®, human growth hormone produced by recombinant DNA technology; and Forteo®, a recombinant form of parathyroid hormone approved in late 2002 in the U.S. for the treatment of osteoporosis in women and men;

Oncology products, consisting primarily of Gemzar®, indicated for treatment of pancreatic cancer and, in combination with other agents, for treatment of non-small-cell lung cancer;

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

Cardiovascular agents, including ReoPro®, a monoclonal antibody product developed and manufactured by Centocor, Inc. (a unit of Johnson & Johnson) and co-marketed by Centocor and us for use as an adjunct to percutaneous coronary intervention (“PCI”), including patients undergoing angioplasty, atherectomy or stent placement; Xigris®, a novel biotech agent to treat adults with severe sepsis at high risk of death; Dobutrex®, an agent for cardiac decompensation; and Cynt™, marketed outside the United States for treatment of hypertension;

Anti-infectives, including the oral antibiotics Ceclor®, Dynabac®, Keflex®, Keftab®, and Lorabid®, used in the treatment of a wide range of bacterial infections; Vancocin® HCl, an injectable antibiotic used primarily to treat staphylococcal infections; and the injectable antibiotics Nebcin®, Tazidime®, Kefurox®, and Kefzol®, used to treat a wide range of bacterial infections in the hospital setting; and

Other pharmaceutical products, including the anti-ulcer agent Axid®.

Marketing

We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local needs.

Pharmaceuticals — United States

In the United States, we distribute pharmaceutical products principally through approximately 35 independent wholesale distributors. Our marketing policy is designed to assure that products and relevant medical information are immediately available to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Three wholesale distributors in the United States — AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation — each accounted for between 16 and 17 percent of our worldwide consolidated net sales in 2002. No other distributor accounted for more than 10 percent of consolidated net sales. We also sell pharmaceutical products directly to the United States government and other manufacturers, but those sales are not material.

We promote our major pharmaceutical products in the United States through sales representatives who call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. To support our sales representatives’ efforts, we advertise in medical and drug journals, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the United States and we maintain web sites with information about all our major products. Divisions of our sales force are dedicated to product lines or practice areas, such as primary care, neuroscience, diabetes care, critical care, cardiovascular, endocrinology, and oncology. We have entered into licensing arrangements under which other companies market certain products manufactured by us, such as Darvon, Sarafem, Axid, Keftab, Lorabid, and Permax.

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

Pharmaceuticals — Outside the United States

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

Raw Materials and Product Supply

Most of the principal materials we use in our manufacturing operations are available from more than one source. We obtain certain raw materials principally from only one source. In addition, three of our significant products are manufactured by others: Actos by Takeda; ReoPro by Centocor; and Xigris by Lonza Biologics (bulk product) and DSM, N.V. (finished product). If we were unable to obtain certain materials from present sources, we could experience an interruption in supply until we established new sources or, in some cases, implemented alternative processes.

The majority of our sales abroad are of products manufactured wholly or in part abroad. However, a principal source of active ingredients for those manufactured products continues to be our facilities in the United States.

We seek to design and operate our manufacturing facilities and maintain inventory in a way that will allow us to meet all expected product demand while maintaining flexibility to reallocate manufacturing capacity to improve efficiency and respond to changes in supply and demand. However, pharmaceutical production processes are complex, highly regulated, and vary widely from product to product. Consequently, shifting or adding manufacturing capacity can be a very lengthy process requiring significant capital expenditures. Accordingly, if we were to experience extended plant shutdowns or extraordinary unplanned increases in demand, we could experience an interruption in supply of certain products or product shortages until production could be resumed or expanded.

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

Our Intellectual Property Portfolio

We consider patent protection for certain products, processes, and uses—particularly that relating to Zyprexa, Gemzar, Humalog, Evista, Actos, ReoPro, Xigris, and Strattera—to be important to our operations. For many of our products, in addition to the compound patent we hold other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the product patent.

United States compound patent expirations include those claiming the respective active ingredients in Zyprexa, 2011; Humalog, 2013; and ReoPro, 2015. The Gemzar compound patent in the U.S. expires in 2010, but a use patent covering treatment of neoplasms with Gemzar is in force until 2012. We hold a number of U.S. patents covering Evista and its approved uses in osteoporosis prevention and treatment that we believe should provide us exclusivity in the United States until at least 2012. In the United States, the Actos compound patent extends beyond the duration of our co-promotion agreement, which is in force until 2006. Xigris is a complex glycoprotein biologic product that is produced through recombinant DNA technology. Xigris is not subject to the Abbreviated New Drug Application process under the Hatch-Waxman law as described below. In addition, we hold patents on the DNA materials, certain uses, manufacturing process, and the glycoprotein itself. We believe the intellectual property protection for Xigris should provide us marketing exclusivity until 2015. For Strattera, we hold a use patent in the U.S. for treating attention deficit-hyperactivity disorder, the sole approved use of the drug. This use patent expires in 2015 and we have applied for a patent term extension to 2016.

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

Patent Challenges Under the Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “Hatch-Waxman,” made a complex set of changes to both patent and new-drug-approval laws in the United States. Before Hatch-Waxman, no drug could be approved without providing the Food and Drug Administration (“FDA”) complete safety and efficacy studies, i.e., a complete New Drug Application (“NDA”). Hatch-Waxman authorizes the FDA to approve generic versions of innovative medicines without such information by filing an Abbreviated New Drug Application (“ANDA”). In an ANDA, the

generic manufacturer must demonstrate only “bioequivalence” between the generic version and the NDA-approved drug — not safety and efficacy.

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

In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. We are currently in litigation with numerous generic manufacturers arising from their Paragraph IV certifications on Zyprexa, Evista, and Sarafem. For more information on the Zyprexa and Evista patent litigation, see Part 1, Item 3, Legal Proceedings.

Proposals have been introduced in Congress to amend various aspects of Hatch-Waxman. In general, the proposals appear to be principally designed to encourage more Paragraph IV challenges to innovator patents and to limit an innovator’s ability to protect patents. We cannot predict whether any changes will be made or what impact they would have on our business.

The FDA has recently proposed regulations that represent a substantial reinterpretation of certain Hatch-Waxman provisions relating to the enforcement of drug patents. The new FDA interpretation would limit in certain circumstances the innovator company’s ability to secure a full court review of drug patent issues raised in a Paragraph IV patent challenge by a generic drug company before FDA approval would be given to a generic drug. If the proposed FDA regulations become effective, we do not expect any material impact on the patent defense for any Lilly product that is subject to a Paragraph IV patent challenge nor do we expect any material impact on the way in which we conduct our operations under the Hatch-Waxman Act.

Competition

Our pharmaceutical products compete with products manufactured by many other companies in highly competitive markets throughout the world. Our animal health products compete on a worldwide basis with products of pharmaceutical, chemical, and other companies that operate animal health divisions or subsidiaries.

Important competitive factors include product efficacy, safety and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, service, and research and development of new products and processes. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. In many countries outside the United States, patent protection is weak or nonexistent and we must compete with generic or “knockoff” versions of our products. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.

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

In the U.S., we expect branded pharmaceutical products to be subject to increasing pricing pressures. Our business could be significantly affected by the current national debate over Medicare reform as well as by actions by individual states to reduce pharmaceutical costs for Medicaid patients, seniors, and the uninsured and underinsured. Many proposals now being considered at the federal and state levels and, in some cases, implemented at the state level, would result in government agencies demanding discounts and rebates from pharmaceutical companies that may expressly or implicitly create price controls on prescription drugs. Also, some U.S. lawmakers are considering proposals to legalize the wholesale importation of prescription drugs from Canada, a price-controlled jurisdiction. A number of states have begun to implement supplemental rebates and restricted formularies in their Medicaid programs. In 2000, the state of Maine enacted legislation that would extend Medicaid rebates beyond the current Medicaid population. This program has been upheld by a federal appeals court and is currently under review by the U.S. Supreme Court. While legal challenges to these and other state programs have been mounted, it is unknown at this time if the courts will allow them to continue. If upheld, these types of programs could be adopted by other states.

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

Research and Development

Our commitment to research and development dates back more than 100 years. Our research and development activities are responsible for the discovery and development of most of the products we offer today. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2002, we employed approximately 8,325 people in pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel. Our research and development expenses were $2.02 billion in 2000, $2.24 billion in 2001, and $2.15 billion in 2002.

We concentrate our pharmaceutical research and development efforts in five therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes and osteoporosis; cancer; cardiovascular diseases; and inflammation. However, we remain opportunistic, selectively pursuing promising leads in other therapeutic areas. We are actively engaged in biotechnology research programs involving recombinant DNA, proteins, and genomics (the development of therapeutics through identification of disease-causing genes and their cellular function). In addition to discovering and developing new chemical entities, we look for ways to expand the value of existing products through new uses and formulations that can provide additional benefits to patients. We also conduct extensive research in the animal sciences, including animal nutrition and physiology and veterinary medicine.

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

Drug development is time-consuming, expensive, and risky. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes 10-15 years or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. We believe our investments in research, both internally and in collaboration with others, have been rewarded by the number of new pharmaceutical compounds and indications we have in all stages of development. Among our new investigational compounds in the later stages of development are potential therapies for male erectile dysfunction, depression, various cancers, stress urinary incontinence, diabetes and its complications, and anxiety disorder. Further, we are studying many other drug candidates in the earlier stages of development. We are also developing new uses and formulations for many of our important currently marketed products, such as Zyprexa, Gemzar, ReoPro, and Evista.

Quality Assurance

Our success depends in great measure upon customer confidence in the quality of our products and in the integrity of the data that support their safety and effectiveness. Product quality arises from a total commitment to quality in all parts of our operations, including research and development, purchasing, facilities planning, manufacturing, and distribution. We have implemented quality-assurance procedures relating to the quality and integrity of scientific information and production processes.

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

As a result of preapproval plant inspections for Zyprexa IntraMuscular and Forteo in early 2001, the FDA informed us of a number of observations and issued a warning letter regarding adherence to current good manufacturing practices (“cGMP”) regulations. In response, we have been implementing comprehensive, companywide improvements in our manufacturing operations. In November 2001, following a reinspection of the manufacturing facilities for Zyprexa IntraMuscular and Forteo, the FDA noted additional observations, primarily relating to computer system validation, manufacturing process reviews, and data handling. In the spring of 2002, as part of cGMP inspection requirements and pre-approval inspections related to our product pipeline, the FDA conducted a comprehensive review of eight of our global manufacturing sites and issued reports summarizing the investigators’ findings. Fifty observations were noted in the combined inspection reports for the Indianapolis facilities. The findings primarily related to overly complex quality processes, insufficient technical expertise and oversight, and our need to improve our ability to identify the root cause of manufacturing deviations. The number of observations for the inspections outside Indianapolis ranged from zero to a maximum of 16 at one site. Two subsequent inspections, in Puerto Rico and Indianapolis, resulted in no observations at either site. In the fall of 2002, we provided the FDA with a comprehensive plan to upgrade our manufacturing and quality operations, particularly at our Indianapolis facilities. We are moving vigorously to implement the plan and are engaged in discussions with the agency on our plan and its ongoing implementation. We are preparing for inspections in two of our Indianapolis facilities.

Although the FDA has not yet cleared all our manufacturing operations, the agency did approve Strattera and Forteo in November 2002. Approval of Zyprexa IntraMuscular and Cymbalta™ (a new antidepressant) will depend on resolution of manufacturing issues in relevant Indianapolis facilities to the FDA’s satisfaction. The approval of Cialis™ (a treatment for erectile dysfunction) is not expected to be affected since this product is manufactured outside Indianapolis. The timeline for resolution of these issues is difficult to predict. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the agency’s satisfaction could be subject to interruption of production, recalls, seizures, fines, and other penalties.

Executive Officers of the Company

The following table sets forth certain information regarding our executive officers. All executive officers except Mr. Robert A. Armitage have been employed by the Company in executive positions during the last five years. Prior to joining Lilly in 1999, Mr. Armitage was a partner in the law firm of Vinson & Elkins LLP and headed the firm’s intellectual property law practice in Washington, D.C. Previously, he held various positions at The Upjohn Company, where he was vice president, corporate intellectual property law, from 1987 to 1993.

The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 28, 2003, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Offices

Sidney Taurel	54	Chairman of the Board (since January 1999), President and Chief Executive Officer (since June 1998), and a Director

Charles E. Golden	56	Executive Vice President and Chief Financial Officer (since March 1996) and a Director

John C. Lechleiter, Ph.D.	49	Executive Vice President, Pharmaceutical Products and Corporate Development (since January 2001)

Gerhard N. Mayr	56	Executive Vice President, Pharmaceutical Operations (since October 1999)

August M. Watanabe, M.D.	61	Executive Vice President, Science and Technology (since February 1996) and a Director

Pedro P. Granadillo	55	Senior Vice President (since June 1998)

Rebecca O. Kendall	55	Senior Vice President and General Counsel (since June 1998) (retired January 2003)

Robert A. Armitage	54	Senior Vice President and General Counsel (since January 2003)

Employees

At the end of 2002, we employed approximately 43,700 people, including approximately 18,750 employees outside the United States. A substantial number of our employees have long records of continuous service.

Financial Information Relating to Business Segments and Classes of Products

You can find financial information relating to our business segments and classes of products in our 2002 Annual Report at page 30 under “Segment Information” (page 17 of Exhibit 13 to this Form 10-K). That information is incorporated into this Report by reference.

The relative contribution of any particular product to our consolidated net sales changes from year to year. This is due to several factors, including the introduction of new products by us and by other manufacturers and the introduction of generic pharmaceuticals upon patent expirations. In addition, margins vary for our different products due to various factors, including differences in the cost to manufacture and market the products, the value of the products to the marketplace, and government restrictions on pricing and reimbursement.

Financial Information Relating to Foreign and Domestic Operations

You can find financial information relating to foreign and domestic operations in our 2002 Annual Report at page 30 under “Segment Information” (page 17 of Exhibit 13). That information is incorporated in this Report by reference.

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

Available Information on Our Web Site

We make available through our company web site, free of charge, our company filings with the Securities and Exchange Commission (SEC) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents.

The company web site link to our SEC filings is http://investor.lilly.com/edgar.cfm.

Item 2. Properties

Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2002, we owned 12 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 9.6 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina and Mayaguez, Puerto Rico. We also lease sales and administrative offices in Indianapolis and a number of other cities located in the United States and abroad.

We own production and distribution facilities in 17 countries outside the United States and Puerto Rico, containing an aggregate of approximately 4.6 million square feet of floor space. Major production sites include facilities in the United Kingdom, France, Ireland, Spain, Brazil, Italy, and Mexico. We lease production and warehouse facilities in Puerto Rico and several countries outside the United States.

Our research and development facilities in the United States consist of approximately 4.2 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Our major research and development facilities abroad are located in Belgium, United Kingdom, Germany, Canada, and Spain and contain an aggregate of approximately 660,000 square feet.

We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3. Legal Proceedings

Zyprexa Patent Litigation

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. had submitted an abbreviated new drug application (“ANDA”) with the U.S. FDA seeking permission to market a generic version of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product, alleging that the patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, we were notified that Reddy had filed an ANDA for additional dosage forms, and in February 2002, we filed an infringement suit in the same court based on Reddy’s additional ANDA. We received notice in August 2002 of a similar ANDA filing by Teva Pharmaceuticals, and in September 2002, we filed suit against Teva in the same court. Finally, in February 2003, we received notice that Reddy had filed an ANDA on the Zydis® formulation of Zyprexa, and in March 2003, we filed suit against Reddy in the same court. The cases are consolidated and are in the discovery stage. Trial is currently scheduled to begin on January 26, 2004. We believe that the generic manufacturers’ claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and therefore we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

Other Patent Litigation

In October 2002, we were notified that Barr Laboratories, Inc. had submitted an ANDA with the U.S. FDA seeking permission to market a generic version of Evista several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. On November 26, 2002, we filed suit against Barr in federal district court in Indianapolis seeking a ruling that Barr’s challenges to our patents claiming the method of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. The case is in discovery with a trial date currently scheduled for February 2005. While we believe that Barr’s claims are without merit and expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October 2002, Pfizer Inc. filed a lawsuit in the United States District Court in Delaware against us, Lilly ICOS LLC, and ICOS Corporation alleging that the proposed marketing of Cialis for erectile dysfunction would infringe its newly issued method-of-use patent. Previously, Pfizer’s corresponding European method-of-use patent was held invalid in the first stage of an opposition proceeding in the European Patent Office. Pfizer is now appealing that decision. In addition, the U.K. counterpart to this patent has been held invalid by the U.K. Court of Appeal. The U.S. case is in the preliminary stages. We intend to vigorously defend this lawsuit and expect to prevail. However, it is not possible to predict or determine the outcome of this litigation and therefore we can provide no assurance that we will prevail.

Product Liability Litigation

We are currently a defendant in a variety of product liability litigation lawsuits in the United States involving primarily diethylstilbestrol (“DES”) and thimerosal.

In approximately 105 actions, including several with multiple claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who ingested DES during pregnancy.

In late February 2003, a law firm in San Francisco, California, issued a press release claiming that it has filed “several” lawsuits and is in the process of filing “numerous” other suits against the company on behalf of plaintiffs who claim that they suffered various illnesses as a result of administration of Zyprexa. We intend to vigorously defend all such suits. As of March 18, 2003, only one suit had been served on us.

We have been named as a defendant in over 200 actions in the U.S., including several that purport to be class actions, brought in various state courts and federal district courts on behalf of children with autism or other neurological disorders who received childhood vaccines (manufactured by other companies) that contained thimerosal, a generic preservative used in certain vaccines in the U.S. from the 1930’s until approximately 2000. We discovered and developed thimerosal in the 1920’s. We have been named in the suits even though we discontinued manufacturing the raw material used to preserve vaccines in 1974 and discontinued selling it in the United States to vaccine manufacturers in 1992. The lawsuits typically name the vaccine manufacturers, Lilly and other distributors of thimerosal, and allege that the children’s exposure to thimerosal-containing vaccines caused their autism or other neurological disorders. We strongly deny any liability in these cases. There is no scientific evidence establishing a causal relationship between thimerosal-containing vaccines and autism or other neurological disorders. In addition, we believe the cases should not be prosecuted in the courts in which they have been brought because the underlying claims are subject to the National Childhood Vaccine Injury Act of 1986. Implemented in 1988, the Act established a mandatory, federally administered no-fault claims process for individuals who allege that they were harmed by the administration of childhood vaccines. Under the Act, claims must first be brought before the U.S. Court of Claims for an award determination under the compensation guidelines established pursuant to the Act. Claimants who are unsatisfied with their awards under the Act may reject the award and seek traditional judicial remedies.

Other Matters

In July 2002, we received a grand jury subpoena for documents from the Office of Consumer Litigation, Department of Justice, related to our marketing of Evista. The investigation centers on our communications with physicians regarding existing clinical data assessing the potential for Evista in reducing the risk of breast cancer and cardiovascular disease. It has been alleged that certain of these communications with physicians regarding these data constituted unlawful promotion of Evista for indications that are not approved by the FDA. We are in the process of responding to the subpoena. We have established a number of policies and procedures designed to ensure that these types of communications with respect to clinical data comply with all promotional laws and regulations. However, it is possible that criminal penalties could be sought in this matter.

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

We were named as a defendant along with many other pharmaceutical manufacturers in lawsuits in federal district court for the district of Massachusetts (served on us in December 2001) and in federal district court for the eastern district of Pennsylvania (served on us in May 2002). The suits purported to be nationwide class actions on behalf of consumers of certain prescription drugs, claiming in general that as a result of alleged improprieties in the calculation and reporting of average wholesale prices for purposes of Medicare reimbursement, consumers overpaid their portion of the cost of the drugs. The two suits were thereafter consolidated as part of a multi-district litigation (“MDL”) in the district of Massachusetts, In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL No. 1456. In September 2002, the plaintiffs filed a consolidated master complaint in the MDL and did not name us as a defendant. Thus, we are no longer a party to the MDL action. We have also been named as a defendant along with many other manufacturers in similar suits brought in state courts in Montana and Nevada by the attorneys general of those two states. The suits seek damages on behalf of both the respective states as health care payers and consumers of certain prescription drugs in those states. The Montana suit was brought in state court in Montana in February 2002 and the Nevada suit was brought in a Nevada state court in March 2002. In January 2003, a similar suit was filed against us and several other pharmaceutical manufacturers by the local government of Suffolk County, New York, in the federal district court for the Eastern District of New York. We believe that all of our practices in this regard have been lawful and proper and that these suits are without merit. However, it is impossible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail.

We are also a defendant in other litigation and investigations, including product liability and patent suits, of a character we regard as normal to our business.

While it is not possible to predict or determine the outcome of the legal actions and investigations pending against us, we believe that except as noted above with respect to the Zyprexa and Evista patent litigation, the costs associated with all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to our consolidated results of operations in any one accounting period.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2002, no matters were submitted to a vote of security holders.

Part II

Item 5. Market For the Company’s Common Stock and Related Stockholder Matters

You can find information relating to the principal market for our common stock and related stockholder matters in our 2002 Annual Report under “Selected Quarterly Data (unaudited),” at page 31 (page 18 of Exhibit 13), and “Selected Financial Data (unaudited),” at page 32 (page 19 of Exhibit 13). That information is incorporated in this Report by reference.

Item 6. Selected Financial Data

You can find selected financial data for each of our five most recent fiscal years in our 2002 Annual Report under “Selected Financial Data (unaudited),” at page 32 (page 19 of Exhibit 13). That information is incorporated in this Report by reference.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

You can find management’s discussion and analysis of results of operations and financial condition in the following portions of our 2002 Annual Report (found at pages 1-11 of Exhibit 13):

“Review of Operations—Operating Results—2002” (pages 16-18)
“Review of Operations—Operating Results—2001” (pages 18 and 20-21)
“Review of Operations—Financial Condition” (pages 21-22)
“Review of Operations—Application of Critical Accounting Policies” (pages 22-23 and 25)
“Review of Operations—Other Matters” (pages 25-26)
“Review of Operations—Financial Expectations for 2003” (pages 26-27)
“Review of Operations—Legal and Environmental Matters” (page 27)
“Review of Operations—Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements” (page 27)

The information referred to above is incorporated in this Report by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) in our 2002 Annual Report at “Review of Operations — Financial Condition” on page 22, paragraphs 1 through 3 (pages 5-6 of Exhibit 13). That information is incorporated in this Report by reference.

Item 8. Financial Statements and Supplementary Data

You can find the consolidated financial statements of the Company and its subsidiaries in our 2002 Annual Report at pages 19, 24, and 28-29 (Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Consolidated Statements of Comprehensive Income), page 30 (Segment Information), and pages 33-46 (Notes to Consolidated Financial Statements) (together, pages 12-17 and 20-35 of Exhibit 13). You can find the Report of Independent Auditors at page 47 of the Annual Report (page 37 of Exhibit 13). All of the above information is incorporated in this Report by reference.

Also incorporated by reference is information on quarterly results of operations, which can be found in our 2002 Annual Report under “Selected Quarterly Data (unaudited),” at page 31 (page 18 of Exhibit 13).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Company

You can find information relating to our Board of Directors in our Proxy Statement dated March 10, 2003, under “Board of Directors” at pages 6-9, and information relating to our executive officers at pages 8-9 of this Form 10-K under “Executive Officers of the Company.” All of that information is incorporated in this Report by reference.

Item 11. Executive Compensation

You can find information on executive compensation in the Proxy Statement under “Directors’ Compensation” and “Executive Compensation” at pages 16-23. That information is incorporated in this Report by reference, except that the Compensation Committee Report is not incorporated in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

You can find information relating to ownership of the Company’s common stock by management and by persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock in the Proxy Statement under “Ownership of Company Stock,” at pages 25 and 26. That information is incorporated in this Report by reference.

You can find information relating to shares of the Company’s common stock authorized for issuance under equity compensation plans in the Proxy Statement under “Equity Compensation Information,” at page 29. That information is incorporated in this Report by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under applicable Securities and Exchange Commission regulations, the principal executive officer and principal financial officer of a reporting company are required to periodically review the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the Commission (such as this Form 10-K) is recorded, processed, summarized, and reported on a timely basis.

As of March 19, 2003 (the “Evaluation Date”), Sidney Taurel, chairman, president, and chief executive officer, and Charles E. Golden, executive vice president and chief financial officer, evaluated our disclosure controls and procedures and concluded that they are effective.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.	Financial Statements

The following consolidated financial statements of the Company and its subsidiaries, included in our 2002 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8:

Consolidated Statements of Income—Years Ended December 31, 2002, 2001, and 2000 (page 19) (page 12 of Exhibit 13)

Consolidated Balance Sheets—December 31, 2002 and 2001 (page 24) (pages 13-14 of Exhibit 13)

Consolidated Statements of Cash Flows—Years Ended December 31, 2002, 2001, and 2000 (page 28) (page 15 of Exhibit 13)

Consolidated Statements of Comprehensive Income—Years Ended December 31, 2002, 2001, and 2000 (page 29) (page 16 of Exhibit 13)

Segment Information (page 30) (page 17 of Exhibit 13)

Notes to Consolidated Financial Statements (pages 33-46) (pages 20-35 of Exhibit 13)

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

(a)3.	Exhibits

3.1	Amended Articles of Incorporation

3.2	By-laws

4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Norwest Bank Minnesota, N.A., as Successor Rights Agent

4.2	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

4.3	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

4.4	Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 2005[1]

4.5	Form of Indenture with respect to Capital Securities dated August 5, 1999 between Lilly del Mar, Inc. and Citibank, N.A., as Trustee[1]

4.6	Form of Resettable Coupon Capital Security due 2029 of Lilly del Mar, Inc.[1]

4.7	Form of Floating Rate Capital Security due 2029 of Lilly del Mar, Inc.[1]

4.8	Form of Fiscal Agency Agreement dated March 22, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Puttable Reset Securities PURSsm due March 22, 2011[1]

4.9	Form of Puttable Reset Securities PURSsm due March 22, 2011[1]

4.10	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resetable Floating Rate Debt Security due May 15, 2031[1]

4.11	Form of Resetable Floating Rate Debt Security due May 15, 2031[1]

10.1	1989 Lilly Stock Plan, as amended[2]

10.2	1994 Lilly Stock Plan, as amended[2]

10.3	1998 Lilly Stock Plan, as amended[2]

10.4	2002 Lilly Stock Plan[2]

[1]	This exhibit is not filed with this Report. Copies will be furnished to the Securities and Exchange Commission upon request.

[2]	Indicates management contract or compensatory plan.

10.5	Lilly GlobalShares Stock Plan, as amended[2]

10.6	The Lilly Deferred Compensation Plan, as amended[2]

10.7	The Lilly Directors’ Deferral Plan, as amended[2]

10.8	The Eli Lilly and Company EVA® Bonus Plan, as amended[2,3]

10.9	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended[2]

10.10	Letter agreement dated September 17, 2001 between the company and Sidney Taurel, Chairman, President, and Chief Executive Officer, concerning Mr. Taurel’s request that his base salary for 2002 be reduced to $1.00[2]

12.	Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

13.	Annual Report to Shareholders for the Year Ended December 31, 2002 (portions incorporated by reference into this Form 10-K)

21.	List of Subsidiaries

23.	Consent of Independent Auditors

99.1	Cautionary Statement under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter of 2002.

[3]	EVA® is a registered trademark of Stern Stewart & Co.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eli Lilly and Company

By	s/Sidney Taurel Sidney Taurel, Chairman of the Board, President and Chief Executive Officer

March 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

s/ Sidney Taurel SIDNEY TAUREL	Chairman of the Board, President, Chief Executive Officer, and a Director (principal executive officer)

s/Charles E. Golden CHARLES E. GOLDEN	Executive Vice President, Chief Financial Officer, and a Director (principal financial officer)

s/Arnold C. Hanish ARNOLD C. HANISH	Chief Accounting Officer (principal accounting officer)

s/Steven C. Beering STEVEN C. BEERING, M.D.	Director

s/ Sir Winfried F. W. Bischoff SIR WINFRIED F. W. BISCHOFF	Director

s/Martin S. Feldstein MARTIN S. FELDSTEIN, Ph.D.	Director

Signature	Title

s/George M. C. Fisher GEORGE M. C. FISHER	Director

s/Karen N. Horn KAREN N. HORN, Ph.D.	Director

s/Alfred G. Gilman ALFRED G. GILMAN, M.D., Ph.D.	Director

s/Ellen R. Marram ELLEN R. MARRAM	Director

s/Franklyn G. Prendergast FRANKLYN G. PRENDERGAST, M.D., Ph.D.	Director

s/Kathi P. Seifert KATHI P. SEIFERT	Director

s/August M. Watanabe AUGUST M. WATANABE, M.D.	Director

Certifications

I, Sidney Taurel, chairman of the board, president, and chief executive officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Eli Lilly and Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

By:	/s/ Sidney Taurel Sidney Taurel Chairman of the Board, President, and Chief Executive Officer

I, Charles E. Golden, executive vice president and chief financial officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Eli Lilly and Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

By:	/s/ Charles E. Golden Charles E. Golden Executive Vice President and Chief Financial Officer

Trademarks Used In This Report

Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this Report, appear with an initial capital and are followed by the symbol ® or ™, as applicable. In subsequent uses of the marks in the Report, the symbols are omitted.

Index to Exhibits

The following documents are filed as part of this report:

Exhibit		Location

3.1	Amended Articles of Incorporation	Incorporated by reference from Exhibit 3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998

3.2	By-laws	Incorporated by reference from Exhibit 3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001

4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Norwest Bank Minnesota, N. A., as Successor Rights Agent	Incorporated by reference from Exhibit 1 to the Company’s Report on Form 8-K filed July 23, 1998

4.2	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration No. 33-38347

4.3	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on February 1, 1991	Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Registration No. 33-38347

4.4	Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 2005	*

4.5	Form of Indenture with respect to Capital Securities dated August 5, 1999, between Lilly del Mar, Inc. and Citibank, N.A., as Trustee	*

Exhibit		Location

4.6	Form of Resettable Coupon Capital Security due 2029 of Lilly del Mar, Inc.	*

4.7	Form of Floating Rate Capital Security due 2029 of Lilly del Mar, Inc.	*

4.8	Form of Fiscal Agency Agreement dated March 22, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Puttable Reset Securities PURSsm due March 22, 2021	*

4.9	Form of Puttable Reset Securities PURSsm due March 22, 2021	*

4.10	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resettable Floating Rate Debt Security due May 15, 2031	*

4.11	Form of Resettable Floating Rate Debt Security due May 15, 2031	*

10.1	1989 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2000

10.2	1994 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

10.3	1998 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

Exhibit		Location

10.4	2002 Lilly Stock Plan	Incorporated by reference from the Appendix to the Company’s Proxy Statement dated March 4, 2002

10.5	The Lilly GlobalShares Stock Plan	Attached

10.6	The Lilly Deferred Compensation Plan, as amended	Incorporated by reference from Exhibit 10.4 to the Company’s Report on Form 10-K for the year ended December 31, 2001

10.7	The Lilly Directors’ Deferral Plan, as amended	Incorporated by reference from Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002

10.8	The Eli Lilly and Company EVA® Bonus Plan, as amended	Incorporated by reference from Exhibit 10.6 to the Company’s Report on Form 10-K for the year ended December 31, 2001

10.9	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended	Incorporated by reference from Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

10.10	Letter Agreement dated September 17, 2001 between the Company and Sidney Taurel, Chairman, President, and Chief Executive Officer, concerning Mr. Taurel’s request that his base salary for 2002 be reduced to $1.00	Incorporated by reference from Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

12.	Statement regarding Computation of Ratio of Earnings from Continuing Operations to Fixed Charges	Attached

13.	Annual Report to Shareholders for the Year Ended December 31, 2002 (portions incorporated by reference in this Form 10-K)	Attached

21.	List of Subsidiaries	Attached

23.	Consent of Independent Auditors	Attached

Exhibit		Location

99.1	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures	Attached

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

*	Not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.