Form 10-Q
period 2003-03-31
LILLY ELI & CO
filed 2003-05-08
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.

Yes ☒	No ☐

The number of shares of common stock outstanding as of April 30, 2003:

Class	Number of Shares Outstanding

Common	1,123,519,967

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SIGNATURES
CERTIFICATIONS
Statement Re: Computation of Earnings Per Share
Statement Re: Computation of Ratio of Earnings
Cautionary Statement
Certification

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in millions except
	per-share data)
Net sales	$2,889.4	$2,561.1

Cost of sales	621.3	530.1
Research and development	529.6	502.8
Marketing and administrative	914.5	777.3
Asset impairments, restructuring, and other special charges	353.9	—
Interest expense	15.5	9.6
Other income — net	(39.3)	(65.4)

	2,395.5	1,754.4

Income before income taxes	493.9	806.7
Income taxes	86.9	177.5

Net income	$407.0	$629.2

Earnings per share — basic	$.38	$.58

Earnings per share — diluted	$.38	$.58

Dividends paid per share	$.335	$.31

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ELI LILLY AND COMPANY AND SUBSIDIARIES

	March 31, 2003	December 31, 2002

	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,204.1	$1,945.9
Short-term investments	1,342.2	1,708.8
Accounts receivable, net of allowances of $69.5 (2003) and $66.4 (2002)	1,655.7	1,670.3
Other receivables	461.6	403.9
Inventories	1,584.7	1,495.4
Deferred income taxes	374.6	331.7
Prepaid expenses	536.9	248.1

TOTAL CURRENT ASSETS	8,159.8	7,804.1

OTHER ASSETS
Prepaid pension	1,550.6	1,515.4
Investments	3,183.2	3,150.4
Sundry	1,294.2	1,279.1

	6,028.0	5,944.9
PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	9,682.6	9,546.1
Less allowances for depreciation	(4,228.8)	(4,253.1)

	5,453.8	5,293.0

	$19,641.6	$19,042.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$168.1	$545.4
Accounts payable	602.0	676.9
Employee compensation	240.5	231.7
Dividends payable	—	375.8
Income taxes payable	1,645.4	1,761.9
Other liabilities	1,920.7	1,471.8

TOTAL CURRENT LIABILITIES	4,576.7	5,063.5

LONG-TERM DEBT	4,786.7	4,358.2
OTHER NONCURRENT LIABILITIES	1,550.6	1,346.7

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock	702.4	702.1
Additional paid-in capital	2,610.0	2,610.0
Retained earnings	8,886.8	8,500.1
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(122.0)	(123.3)
Accumulated other comprehensive loss	(605.9)	(670.8)

	8,836.3	8,383.1
Less cost of common stock in treasury	108.7	109.5

	8,727.6	8,273.6

	$19,641.6	$19,042.0

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$407.0	$629.2
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities	(358.4)	(572.5)
Depreciation and amortization	144.6	131.4
Change in deferred taxes	166.2	65.4
Asset impairments, restructuring, and other special charges, net of tax	243.3	—
Other, net	(13.7)	(15.3)

NET CASH PROVIDED BY OPERATING ACTIVITIES	589.0	238.2

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(278.6)	(192.7)
Net change in short-term investments	374.0	57.0
Purchase of noncurrent investments	(819.1)	(1,119.0)
Proceeds from sales and maturities of noncurrent investments	782.1	1,136.5
Other, net	(57.4)	(50.7)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1.0	(168.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(360.5)	(334.0)
Purchase of common stock and other capital transactions	(65.6)	(55.6)
Issuances under stock plans	17.7	27.6
Net change in short-term borrowings	(228.7)	(12.8)
Net issuances of long-term debt	294.0	498.3

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(343.1)	123.5

Effect of exchange rate changes on cash and cash equivalents	11.3	(14.2)

NET INCREASE IN CASH AND CASH EQUIVALENTS	258.2	178.6

Cash and cash equivalents at January 1	1,945.9	2,702.3

CASH AND CASH EQUIVALENTS AT MARCH 31	$2,204.1	$2,880.9

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in millions)
Net income	$407.0	$629.2
Other comprehensive gain (loss)[1]	64.9	(46.4)

Comprehensive income	$471.9	$582.8

1 The significant components of other comprehensive gain (loss) were $33.2 million from unrealized gains on securities and $30.1 million from foreign currency translation adjustment gains for the three months ended March 31, 2003, compared with $37.7 million from unrealized losses on securities for the three months ended March 31, 2002.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

We operate in one significant business segment — pharmaceutical products. Operations of our animal health business are not material and share many of the same economic characteristics as our pharmaceutical products. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the first quarters of 2003 and 2002 were approximately $53 million and $52 million, respectively.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the first quarters of 2003 and 2002 were as follows:

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in millions)
Net sales — to unaffiliated customers
Neurosciences	$1,225.0	$1,054.3
Endocrinology	941.2	758.4
Oncology	240.7	201.5
Animal health	172.8	167.8
Cardiovascular	165.0	146.1
Anti-infectives	121.8	171.4
Other pharmaceutical	22.9	61.6

Net sales	$2,889.4	$2,561.1

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated condensed financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles accepted in the United States. In our opinion, the financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations for the periods shown. All such adjustments are of a normal recurring nature. In preparing financial statements in conformity with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

CONTINGENCIES

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. (Zenith), had submitted an abbreviated new drug application (ANDA) seeking permission to market a generic version of Zyprexa® in various dosage forms several years prior to the expiration of our U.S. patents for the product. Zenith alleges that our patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. (Reddy), had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, we were notified that Reddy had filed an ANDA for additional dosage forms, and in February 2002, we filed an infringement suit in the same court based on Reddy’s additional ANDA. We received notice in August 2002 of a similar ANDA filing by Teva Pharmaceuticals, and in September 2002, we filed suit against Teva in the same court. Finally, in February 2003, we received notice that Reddy had filed an ANDA on the Zydis® formulation of Zyprexa, and in March 2003, we filed suit against Reddy in the same court. The cases have been consolidated and are in the discovery stage. The trial is currently scheduled to begin on January 26, 2004. We believe that the generic manufacturers’ claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October 2002, we were notified that Barr Laboratories, Inc. (Barr), had submitted an ANDA with the U.S. FDA seeking permission to market a generic version of Evista® several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. On November 26, 2002, we filed suit against Barr in federal district court in Indianapolis seeking a ruling that Barr’s challenges to our patents claiming the method of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. The trial is currently scheduled to begin in February 2005. While we believe that Barr’s claims are without merit and expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

We have been named as a defendant in numerous product liability lawsuits involving primarily two products, diethylstilbestrol (DES) and thimerosal. We have accrued for the estimated exposure with respect to all current product liability claims. In addition, we have accrued for certain claims incurred, but not filed, to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. We expect the cash amounts related to the accruals to be paid out over the next several years. A portion of the costs associated with defending and disposing of these suits is covered by insurance. We estimate insurance recoverables based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among the insurance carriers.

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

The environmental liabilities and litigation accruals have been reflected in our consolidated balance sheet at the gross amount of approximately $299.9 million at March 31, 2003. Estimated insurance recoverables of approximately $167.0 million at March 31, 2003, have been reflected as assets in the consolidated balance sheet.

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

STOCK-BASED COMPENSATION

We have elected to follow Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock options and performance awards. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires us to present pro forma information as if we had accounted for our employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	March 31, 2003	March 31, 2002

Net income, as reported	$407.0	$629.2

Add: Compensation expense for stock-based performance awards included in reported net income, net of related tax effects	6.2	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(65.1)	(78.8)

Pro forma net income	$348.1	$550.4

Earnings per share:
Basic, as reported	$.38	$.58

Basic, pro forma	$.32	$.51

Diluted, as reported	$.38	$.58

Diluted, pro forma	$.32	$.51

SHAREHOLDERS’ EQUITY

As of March 31, 2003, we have purchased $1.86 billion of our previously announced $3.0 billion share repurchase program. We purchased approximately 732,000 shares during the first quarter of 2003 at a net cost of approximately $65.7 million. In connection with the share repurchase program, we entered into agreements to purchase shares of our stock. As of March 31, 2003, we have agreements to purchase up to approximately 2.2 million shares of our stock from an independent third party at various times through December 2003 at prices ranging from $85 to $100 per share and with a weighted average of approximately $94 per share. The number of shares to be purchased will be reduced ratably each quarter through the expiration of the agreements. Our objective in entering into the above agreement was to reduce the average price of repurchased shares. We currently intend to repurchase all our remaining obligations under the agreement in the second or third quarter of 2003. The accelerated repurchase of our stock under this agreement will have no material impact on our results of operations, liquidity, or financial position.

IMPLEMENTATION OF NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

In 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. The adoption of SFAS 143 on January 1, 2003, had no material impact on our consolidated financial position or results of operations.

In 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the classification of debt extinguishments as extraordinary items. The adoption of this statement on January 1, 2003, had no impact on these consolidated condensed financial statements.

In 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS 146 for any actions initiated after January 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

In 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires an issuer of a guarantee to recognize an initial liability for the fair value of the obligations covered by the guarantee. FIN 45 also addresses the disclosures required by a guarantor in interim and annual financial statements regarding obligations under guarantees. We have adopted the requirement for recognition of the liability for the fair value of guaranteed obligations prospectively for guarantees entered into after January 1, 2003. We adopted the disclosure provisions as of December 31, 2002.

In 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. We do not have any material investments in variable interest entities; therefore, the adoption of this interpretation has had no impact on our consolidated financial position or results of operations.

ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER SPECIAL CHARGES

As previously disclosed, in December 2002, we initiated a plan of eliminating approximately 700 positions worldwide in order to streamline our infrastructure. While a substantial majority of affected employees were successfully placed into other positions in the company, severance expenses were incurred in the first quarter for those employees who elected the package. The restructuring and other special charges were $52.5 million, consisting primarily of voluntary severance expenses, which have been included in asset impairments, restructuring, and other special charges in our consolidated statement of income. Approximately $20.8 million of this charge was expended during the first quarter of 2003 with the remainder expected to be expended during the next three quarters of 2003.

In addition, as part of our previously disclosed ongoing strategic review, we made decisions during the first quarter of 2003 that resulted in the impairment of certain assets, primarily manufacturing assets in the U.S. This review did not result in any closure of facilities, but certain assets located at various manufacturing sites were affected. We have ceased using these assets and they are expected to be disposed of or destroyed in 2003. The impairment charges were necessary to adjust the carrying value of these assets to fair value. The fair value of the assets was estimated based upon anticipated future cash flows, discounted at a rate commensurate with the risk involved. These asset impairment charges incurred in the first quarter were $114.6 million and are included in asset impairments, restructuring, and other special charges in our consolidated statement of income.

In August 2001, we licensed from Isis Pharmaceuticals, Inc. (Isis), Affinitak™, a non-small-cell lung cancer drug candidate and entered into an agreement regarding an ongoing research collaboration. In conjunction with this agreement, we purchased approximately 4.2 million shares of Isis common stock with a cost basis of approximately $68.0 million and we committed to loan Isis $100 million over the four-year term of the research agreement. The Isis loan is repayable at the end of the research agreement term in cash or Isis stock, at Isis’s option, using a conversion price of $40 per share. In addition, we committed to loan Isis $21.2 million for the building of a manufacturing suite for Affinitak. On March 17, 2003, we announced, along with Isis, the results of the Phase III trial that evaluated Affinitak when combined with chemotherapy in patients with advanced non-small-cell lung cancer. No difference was observed in the overall survival of the two groups. Due to this announcement and the decline in Isis’s stock price that has occurred over the past 12 months, we have concluded that our investment in Isis common stock is other-than-temporarily impaired, as defined by generally accepted accounting principles. For the same reasons, it is probable that the value of the consideration that we will be eligible to receive from Isis pursuant to the terms of the loan agreements will be less than the carrying amount of the loans. Therefore, in the first quarter of 2003, we recognized an impairment in our investment in Isis’s common stock of $55.0 million and a reserve related to the loans of $92.9 million. In addition, we recognized a charge of $38.9 million related primarily to contractual obligations in our supply agreement with Isis triggered by the cancellation of our order of commercial supply of Affinitak. The stock and loan impairments and other special charges related to this relationship totaled $186.8 million and have been included in the asset impairments, restructuring, and other special charges category in our consolidated statement of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Net income was $407.0 million, or $.38 per share, for the first quarter of 2003 compared with $629.2 million, or $.58 per share, for the first quarter of 2002. Net income and earnings per share for the first quarter of 2003 decreased 35 and 34 percent, respectively, from the 2002 results, primarily due to the asset impairments, restructuring, and other special charges recognized in the first quarter of 2003, discussed further below. Our net income was favorably affected by increased sales of Zyprexa, Humalog®, Actos®, Gemzar®, and Evista and the sales related to the launch of Strattera™ in the U.S. These increased sales were partially offset by higher manufacturing costs, increased marketing and administrative expenses, and lower net other income. Earnings per share for the first quarter of 2003 benefited slightly from a lower number of shares outstanding, resulting from our share repurchase program.

Comparisons between years for the three-month period are made difficult by the impact of the asset impairments, restructuring, and other special charges that are reflected in our operating results in the first quarter of 2003. These charges are summarized as follows (see Asset Impairments, Restructuring, and Other Special Charges in the Notes to Consolidated Condensed Financial Statements for additional information):

•	We recognized severance-related and other charges in order to streamline our infrastructure of $52.5 million, which decreased earnings per share by $.03.

•	We recognized asset impairments, primarily manufacturing assets in the U.S., totaling $114.6 million, which decreased earnings per share by approximately $.07.

•	We recognized asset impairments and other charges of $186.8 million related primarily to our common stock ownership and loan agreements with Isis Pharmaceuticals, Inc. (Isis), which decreased earnings per share by $.13.

Our sales for the first quarter of 2003 increased 13 percent, to $2.89 billion, compared with the first quarter of 2002, due to the strong performance of Zyprexa, Humalog, Actos, Gemzar, and Evista as well as sales from the launch of Strattera during the quarter. Sales in the U.S. increased 11 percent, to $1.68 billion, due to the strong performance of these same products. Sales outside the U.S. increased 15 percent, to $1.21 billion due to increased sales volumes and favorable impact of foreign exchange rates. Worldwide sales reflected a volume increase of 7 percent, a favorable exchange rate impact of 4 percent, and a global selling price increase of 2 percent.

Zyprexa had worldwide sales of $958.3 million in the first quarter of 2003, representing an increase of 17 percent. Sales in the U.S. increased 9 percent, to $604.0 million, despite a new market entrant and ongoing budget pressures with state Medicaid programs. Sales outside the U.S. increased 34 percent, to $354.3 million.

Diabetes care products, composed primarily of Humalog, Humulin®, and Actos, had worldwide revenues of $633.4 million in the first quarter of 2003, representing an increase of 26 percent. Diabetes care revenues increased 29 percent in the U.S., to $412.2 million, and increased 21 percent outside the U.S., to $221.2 million. Worldwide Humalog sales increased 40 percent, to $248.8 million. Worldwide Humulin sales increased 3 percent, to $241.0 million. We received service revenues of $133.2 million in the first quarter of 2003 relating to sales of Actos, an 80 percent increase over the first quarter of 2002. Actos is manufactured and sold in the U.S. by Takeda Chemical Industries, Ltd. (Takeda), and we copromote the product with Takeda. The increase in Actos revenue is due to strong growth in underlying product sales and to contract terms with Takeda that resulted in a favorable comparison relative to the first quarter of the prior year. As previously disclosed, since our share of revenue from the agreement with Takeda will vary from quarter to quarter based on contract terms, Actos revenue will not necessarily track with product sales.

Gemzar had worldwide sales of $233.9 million in the first quarter of 2003, representing an increase of 18 percent. Sales in the U.S. increased 15 percent, to $125.4 million, and sales outside the U.S. increased by 23 percent, to $108.5 million. The U.S. Gemzar sales growth rate benefited considerably from lower sales in the first quarter of the prior year due to wholesaler destocking of inventory.

Evista had worldwide sales of $214.0 million in the first quarter of 2003, representing an increase of 20 percent over the first quarter of 2002. Sales in the U.S. increased 9 percent, to $152.4 million. Sales outside the U.S. increased 60 percent, to $61.5 million.

Prozac, Prozac® Weekly™, and Sarafem® (collectively “fluoxetine products”) had combined worldwide sales of $149.9 million in the first quarter of 2003, representing a decrease of 19 percent primarily due to continued generic competition. Fluoxetine product sales in the U.S. decreased 16 percent, to $92.6 million. Sales outside the U.S. decreased 25 percent, to $57.3 million.

Anti-infectives had worldwide sales of $121.8 million for the first quarter of 2003, a decrease of 29 percent. The decline was primarily the result of continuing competitive pressures in markets outside the U.S., with Vancocin® and cefaclor accounting for the majority of the decline. Sales in the U.S. decreased 55 percent, to $11.9 million, while sales outside the U.S. decreased 24 percent, to $109.9 million.

ReoPro® had worldwide sales of $93.1 million for the first quarter of 2003, representing an increase of 2 percent compared with the first quarter of 2002. Sales outside the U.S. increased by 37 percent. Sales in the U.S. decreased 17 percent due to increased competition.

On November 26, 2002, the U.S. Food and Drug Administration (FDA) approved Strattera™ for the treatment of attention-deficit hyperactivity disorder (ADHD) in children, adolescents, and adults. Strattera is the first FDA-approved treatment for ADHD that is not a stimulant under the Controlled Substances Act. Strattera was officially launched in January 2003. Initial Strattera sales were $55.0 million in the first quarter of 2003, which included approximately $18 million of initial stocking. We are encouraged by these results, which were above expectations.

Xigris® had worldwide sales of $35.9 million for the first quarter of 2003, representing an increase of 63 percent compared with the first quarter of 2002. During the quarter, U.S. sales of Xigris increased 22 percent, to $26.7 million, and sales outside the United States were $9.2 million.

Cialis™, which was launched during February and March 2003 in the European Union as well as Australia and New Zealand by us and ICOS, had total sales in the first quarter of $21.5 million, which included some initial stocking. Of these total Cialis sales, $4.9 million represents sales in our exclusive territories and is reported in our net sales. The remaining $16.6 million of the total Cialis sales relates to the joint-venture territories of Lilly ICOS LLC and is reported in the Lilly ICOS joint venture income statement along with related expenses. We reported our 50 percent share of the operating loss of the joint venture in net other income.

On November 26, 2002, the FDA approved Forteo® for the treatment of osteoporosis in postmenopausal women who are at high risk for a fracture. Forteo was also approved to increase bone mass in men with primary osteoporosis who are at high risk for a fracture. Forteo was officially launched in December 2002. In December 2002, the European Committee for Proprietary Medicinal Products (CPMP) issued a positive opinion for the product under the proposed European brand name Forsteo®. We currently expect an approval of Forsteo in Europe during the second half of 2003. Forteo sales were $4.1 million in the first quarter of 2003.

For the first quarter of 2003, gross margins declined 0.8 percentage points, to 78.5 percent of net sales. This decrease was due to costs associated with quality improvements as well as growth in capacity in our manufacturing operations, offset partially by a favorable sales mix of higher margin products.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 13 percent for the first quarter of 2003 compared with the first quarter of 2002. Investment in research and development increased 5 percent, to $529.6 million, for the first quarter primarily due to increased incentive compensation. Marketing and administrative expenses increased 18 percent from the first quarter of 2002 due to support of new product launches, increased incentive compensation, and costs associated with certain pending litigation.

Net other income for the first quarter of 2003 decreased $26.1 million, to $39.3 million. This decrease was primarily due to less income from outlicensing arrangements of development-stage products (mainly oritavancin) and less miscellaneous license fee income in the first quarter of 2003. This decrease was partially offset by increased income from partnered products in development, primarily related to our previously disclosed transaction with Boehringer Ingelheim GmbH.

For the first quarter of 2003 and 2002, the effective tax rate was 17.6 percent and 22.0 percent, respectively.

FINANCIAL CONDITION

As of March 31, 2003, cash, cash equivalents, and short-term investments totaled $3.55 billion compared with $3.65 billion at December 31, 2002. Cash flow from operations of $589.0 million was more than offset by dividends paid of $360.5 million and net capital expenditures of $278.6 million. Total debt at March 31, 2003, was $4.95 billion, an increase of $51.2 million from December 31, 2002. The increase in long-term debt was due to the issuance of $300 million of 2.9 percent 5-year notes and $200 million of 4.5 percent 15-year notes in March 2003. We used the net proceeds from the sale of the notes primarily for the repayment of (i) $250 million aggregate principal amount of 4.23 percent one-year resettable notes due March 22, 2011, and (ii) $200 million aggregate principal amount of 6.25 percent Notes due March 15, 2003.

We believe that cash generated from operations in 2003, along with available cash and cash equivalents, will be sufficient to fund most of our remaining 2003 operating needs, including debt service, capital expenditures, share repurchases, and dividends. We may issue additional debt in the remainder of 2003 to fund any remaining cash requirements. We believe that, if necessary, amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. Various risks and uncertainties, including those discussed in the Other Matters and Financial Expectations for 2003 sections, may affect our operating results and cash generated from operations.

OTHER MATTERS

As a result of preapproval plant inspections for Zyprexa IntraMuscular and Forteo in early 2001, the U.S. Food and Drug Administration (FDA) informed us of a number of observations and issued a warning letter regarding adherence to cGMP regulations. In response, we have been implementing comprehensive, companywide improvements in our manufacturing operations. In November 2001, following a reinspection of the manufacturing facilities for Zyprexa IntraMuscular and Forteo, the FDA noted additional observations, primarily relating to computer system validation, manufacturing process reviews, and data handling. In the spring of 2002, as part of cGMP inspection requirements and preapproval inspections related to our product pipeline, the FDA conducted a comprehensive review of eight of our global manufacturing sites and issued reports summarizing the investigators’ findings. Fifty observations were noted in the combined inspection reports for the Indianapolis facilities. The findings primarily related to overly complex quality processes, insufficient technical expertise and oversight, and our need to improve our ability to identify the root cause of manufacturing deviations. The number of observations for the inspections outside Indianapolis ranged from zero to a maximum of 16 at one site. Two subsequent inspections, in Puerto Rico and Indianapolis, resulted in no observations at either site. In the fall of 2002, we provided the FDA with a comprehensive plan to upgrade our manufacturing and quality operations, particularly at our Indianapolis facilities, and have been engaged since then in discussions with the agency on our plan and its ongoing implementation.

The FDA recently formalized its feedback in a letter to us, which summarizes the agency’s general expectations for bringing our Indianapolis facilities into compliance. The next major milestones in the process will be completion of the reinspections of the dry products facility, where Cymbalta™ is manufactured, and the sterile injectable facility, where Zyprexa IntraMuscular is manufactured. The reinspections began in early May 2003. The timeline for resolution of these issues is difficult to predict. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the agency’s satisfaction could be subject to interruption of production, recalls, seizures, fines, and other penalties.

The FDA informed us of a six-month review time following our recent submission of our full response to the Cymbalta approvable letter. At this time, we believe a realistic timeline to complete the regulatory approval process for Cymbalta is the fourth quarter of 2003. With respect to Cialis, the Lilly ICOS joint venture expects to file its full response to the FDA’s approvable letter shortly and continues to anticipate completion of the regulatory approval process later in the second half of 2003.

FINANCIAL EXPECTATIONS FOR 2003

For the second quarter of 2003, excluding unusual items, we expect earnings per share to be in the range of $.59 to $.61. Including the asset impairments, restructuring, and other special charges recognized in the first quarter of 2003 amounting to $.23 per share, we expect earnings per share for 2003 to be between $2.27 and $2.37, excluding future unusual items. We are not aware at this time of any material unusual items that will occur in the remainder of 2003.

Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the timing and scope of regulatory approvals, including the necessary FDA approvals of manufacturing operations in connection with pending NDAs; regulatory actions or litigation; the timing and success of new-product launches; foreign exchange rates; and the impact of state, federal, and foreign government pricing and reimbursement measures. We undertake no duty to update these forward-looking statements.

AVAILABLE INFORMATION ON OUR WEBSITE

We make available through our company website, free of charge, our company filings with the Securities and Exchange Commission (SEC) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents.

The company website link to our SEC filings is http://investor.lilly.com/edgar.cfm

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Under applicable Securities and Exchange Commission regulations, the principal executive officer and principal financial officer of a reporting company are required to periodically review the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.

As of May 6, 2003, Sidney Taurel, chairman, president, and chief executive officer, and Charles E. Golden, executive vice president and chief financial officer, evaluated our disclosure controls and procedures and concluded that they are effective.

(b)	Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, May 6, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. (Zenith), had submitted an abbreviated new drug application (ANDA) seeking permission to market a generic version of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product. Zenith alleges that our patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. (Reddy), had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, we were notified that Reddy had filed an ANDA for additional dosage forms, and in February 2002, we filed an infringement suit in the same court based on Reddy’s additional ANDA. We received notice in August 2002 of a similar ANDA filing by Teva Pharmaceuticals, and in September 2002, we filed suit against Teva in the same court. Finally, in February 2003, we received notice that Reddy had filed an ANDA on the Zydis formulation of Zyprexa, and in March 2003, we filed suit against Reddy in the same court. The cases have been consolidated and are in the discovery stage. The trial is currently scheduled to begin on January 26, 2004. We believe that the generic manufacturers’ claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October 2002, we were notified that Barr Laboratories, Inc. (Barr), had submitted an ANDA with the U.S. FDA seeking permission to market a generic version of Evista several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. On November 26, 2002, we filed suit against Barr in federal district court in Indianapolis seeking a ruling that Barr’s challenges to our patents claiming the method of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. The trial is currently scheduled to begin in February 2005. While we believe that Barr’s claims are without merit and expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In late February 2003, a law firm in San Francisco, California, issued a press release claiming that it has filed “several” lawsuits and is in the process of filing “numerous” other suits against us on behalf of plaintiffs who claim that they suffered various illnesses as a result of administration of Zyprexa. Currently, we have been served with four suits. We intend to vigorously defend all such suits.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on April 28, 2003. The following is a summary of the matters voted on at the meeting:

(a)	The four nominees for director were elected to serve three-year terms ending in 2006, as follows:

Nominee	For	Withhold Vote

Martin S. Feldstein, Ph.D.	910,141,615	64,947,819
Charles E. Golden	946,857,803	28,231,631
Ellen R. Marram	949,123,230	25,966,204
Sidney Taurel	946,115,042	28,974,392

The terms of the following directors continued after the meeting: Steven C. Beering, M.D.; Sir Winfried F. W. Bischoff; Franklyn G. Prendergast, M.D., Ph.D.; Kathi P. Seifert; George M.C. Fisher; Alfred G. Gilman, M.D., Ph.D.; Karen N. Horn, Ph.D.; and August M. Watanabe, M.D.

(b)	The appointment of Ernst & Young LLP as our principal independent auditors was ratified by the following shareholder vote:

For:	911,559,554
Against:	56,901,355
Abstain:	6,628,525

(c)	By the following vote, the shareholders approved the Directors’ Deferral Plan:

For:	936,216,498
Against:	29,832,633
Abstain:	9,040,303

(d)	By the following vote, the shareholders did not approve the proposal regarding expensing stock options:

Against:	485,447,642
For:	341,406,642
Abstain:	33,269,392
Broker Nonvote:	114,965,758

(e)	By the following vote, the shareholders did not approve the proposal regarding indexing senior executive stock options:

Against:	731,750,908
For:	111,208,978
Abstain:	17,163,790
Broker Nonvote:	114,965,758

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this Report:

EXHIBIT 10.	The Lilly Directors’ Deferral Plan as amended through April 28, 2003

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings From Continuing Operations to Fixed Charges

EXHIBIT 99.1	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures

EXHIBIT 99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

We filed a Form 8-K on March 12, 2003, that contained financial statements and related notes in anticipation of the March 17, 2003, debt issuance. The financial statements and other information included in this Form 8-K were filed for the purpose of incorporating by reference such financial statements and other information into the prospectus covering the issuance of those notes.

We filed a Form 8-K on March 17, 2003, relating to the issuance of $300 million of 2.9 percent notes due 2008 and $200 million of 4.5 percent notes due 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY (Registrant)

Date	May 8, 2003	s/Alecia A. DeCoudreaux Alecia A. DeCoudreaux Secretary and Deputy General Counsel

Date	May 8, 2003	s/Arnold C. Hanish Arnold C. Hanish Executive Director, Finance, and Chief Accounting Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls that could adversely affect registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

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

Date: May 6, 2003

By:	s/ Sidney Taurel Sidney Taurel Chairman of the Board, President, and Chief Executive Officer

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

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls that could adversely affect registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

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

Date: May 6, 2003

By:	s/ Charles E. Golden Charles E. Golden Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

Exhibit

10.	The Lilly Directors’ Deferral Plan*

11.	Statement re: Computation of Earnings per Share

12.	Statement re: Computation of Ratio of Earnings From Continuing Operations to Fixed Charges

99.1	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Appendix B to the company’s proxy statement dated March 10, 2003