Form 10-Q
period 2003-06-30
LILLY ELI & CO
filed 2003-08-06
CIK 59478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2003

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

  Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.

  Yes [X] No [  ]

The number of shares of common stock outstanding as of July 20, 2003:

Class	Number of Shares Outstanding

Common	1,122,563,758

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-11 Computation of Earnings Per Share
EX-12 Computation of Ratio of Earnings to Charges
EX-31.1 Rule 13a-14(a) Certification of CEO
EX-31.2 Rule 13a-14(a) Certification of CFO
EX-32 Section 1350 Certification
EX-99 Cautionary Statement Under Reform Act

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Dollars in millions except per-share data)
Net sales	$3,088.2	$2,775.2	$5,977.6	$5,336.3
Cost of sales	643.0	524.9	1,264.3	1,055.0
Research and development	542.5	545.5	1,072.1	1,048.3
Marketing and administrative	1,043.3	915.2	1,957.8	1,692.5
Asset impairments, restructuring, and other special charges	—	—	353.9	—
Interest expense	19.9	23.9	35.4	33.5
Other income - net	(48.4)	(78.5)	(87.7)	(143.9)

	2,200.3	1,931.0	4,595.8	3,685.4

Income before income taxes	887.9	844.2	1,381.8	1,650.9
Income taxes	195.7	185.7	282.6	363.2

Net income	$692.2	$658.5	$1,099.2	$1,287.7

Earnings per share - basic	$.64	$.61	$1.02	$1.20

Earnings per share - diluted	$.64	$.61	$1.02	$1.18

Dividends paid per share	$.335	$.31	$.67	$.62

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ELI LILLY AND COMPANY AND SUBSIDIARIES

	June 30, 2003	December 31, 2002

	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,037.3	$1,945.9
Short-term investments	947.7	1,708.8
Accounts receivable, net of allowances of $68.4 (2003) and $66.4 (2002)	1,684.4	1,670.3
Other receivables	423.0	403.9
Inventories	1,709.9	1,495.4
Deferred income taxes	419.0	331.7
Prepaid expenses	541.6	248.1

TOTAL CURRENT ASSETS	7,762.9	7,804.1
OTHER ASSETS
Prepaid pension	1,599.0	1,515.4
Investments	3,687.8	3,150.4
Sundry	1,308.7	1,279.1

	6,595.5	5,944.9
PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	10,100.3	9,546.1
Less allowances for depreciation	(4,408.2)	(4,253.1)

	5,692.1	5,293.0

	$20,050.5	$19,042.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$160.1	$545.4
Accounts payable	580.1	676.9
Employee compensation	312.9	231.7
Dividends payable	378.4	375.8
Income taxes payable	1,695.4	1,761.9
Other liabilities	1,840.7	1,471.8

TOTAL CURRENT LIABILITIES	4,967.6	5,063.5

LONG-TERM DEBT	4,861.9	4,358.2
OTHER NONCURRENT LIABILITIES	1,535.5	1,346.7

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock	701.4	702.1
Additional paid-in capital	2,610.0	2,610.0
Retained earnings	8,675.4	8,500.1
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(120.7)	(123.3)
Accumulated other comprehensive loss	(441.3)	(670.8)

	8,789.8	8,383.1
Less cost of common stock in treasury	104.3	109.5

	8,685.5	8,273.6

	$20,050.5	$19,042.0

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Six Months Ended June 30,
	2003	2002

	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,099.2	$1,287.7
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities	(370.2)	(1,117.6)
Depreciation and amortization	288.6	262.7
Change in deferred taxes	144.5	390.3
Asset impairments, restructuring, and other special charges, net of tax	243.3	—
Other, net	11.6	(16.6)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,417.0	806.5

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(666.4)	(419.8)
Net change in short-term investments	774.0	4.2
Purchase of noncurrent investments	(2,697.7)	(2,171.3)
Proceeds from sales and maturities of noncurrent investments	2,142.6	2,430.3
Other, net	(22.5)	(111.5)

NET CASH USED IN INVESTING ACTIVITIES	(470.0)	(268.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(719.1)	(667.5)
Purchase of common stock and other capital transactions	(281.1)	(178.1)
Issuances under stock plans	45.7	38.8
Net change in short-term borrowings	(237.0)	(8.6)
Net issuances of long-term debt	292.4	512.2

NET CASH USED IN FINANCING ACTIVITIES	(899.1)	(303.2)

Effect of exchange rate changes on cash and cash equivalents	43.5	113.7

NET INCREASE IN CASH AND CASH EQUIVALENTS	91.4	348.9
Cash and cash equivalents at January 1	1,945.9	2,702.3

CASH AND CASH EQUIVALENTS AT JUNE 30	$2,037.3	$3,051.2

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Dollars in millions)
Net income	$692.2	$658.5	$1,099.2	$1,287.7
Other comprehensive income[1]	164.6	164.9	229.5	118.5

Comprehensive income	$856.8	$823.4	$1,328.7	$1,406.2

1The significant component of other comprehensive income was a gain of $172.6 million and $202.7 million from foreign currency translation adjustments for the three months and six months ended June 30, 2003, respectively, compared with gains of $213.6 million and $204.5 million for the three months and six months ended June 30, 2002, respectively.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

We operate in one significant business segment – pharmaceutical products. Operations of the animal health business are not material and share many of the same economic characteristics as pharmaceutical products. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business was $53 million and $51 million, respectively, for the three months ended June 30, 2003 and 2002, and $110 million and $103 million, respectively, for the six months ended June 30, 2003 and 2002.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the three months and six months of 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

		(Dollars in millions)
Net sales – to unaffiliated customers
Neurosciences	$1,361.8	$1,164.3	$2,586.8	$2,218.6
Endocrinology	983.5	885.5	1,924.8	1,643.8
Oncology	257.8	222.8	498.4	424.2
Cardiovascular	169.4	158.7	334.5	304.8
Animal health	166.5	162.1	339.3	330.0
Anti-infectives	116.0	142.7	238.1	314.1
Other pharmaceuticals	33.2	39.1	55.7	100.8

Net sales	$3,088.2	$2,775.2	$5,977.6	$5,336.3

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

CONTINGENCIES

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. (Zenith), had submitted an abbreviated new drug application (ANDA) seeking permission to market a generic version of Zyprexa® in various dosage forms several years prior to the expiration of our U.S. patents for the product. Zenith alleges that our patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. (Reddy), had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, we were notified that Reddy had filed an ANDA for additional dosage forms, and in February 2002, we filed an infringement suit in the same court based on Reddy’s additional ANDA. We received notice in August 2002 of a similar ANDA filing by Teva Pharmaceuticals, and in September 2002, we filed suit against Teva in the same court. In February 2003, we received notice that Reddy had filed an ANDA on the Zydis® formulation of Zyprexa, and in March 2003, we filed suit against Reddy in the same court. The cases have been consolidated and are in the discovery stage. In July 2003, Teva and Lilly reached an agreement under which Teva’s lawsuit will be governed by the outcome of the Zenith and Reddy lawsuits. As a result, Teva will not be participating in the trial of the Zenith and Reddy lawsuits, which is now scheduled to begin on January 26, 2004. We believe that the generic manufacturers’ claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October 2002, we were notified that Barr Laboratories, Inc. (Barr), had submitted an ANDA with the U.S. FDA seeking permission to market a generic version of Evista® several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. On November 26, 2002, we filed suit against Barr in federal district court in Indianapolis seeking a ruling that Barr’s challenges to our patents claiming the method of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. In June 2003, Barr added a challenge to one of our additional patents (expiring in 2017) claiming a component in the pharmaceutical form of Evista. The trial is currently scheduled to begin in February 2005. While we believe that Barr’s claims are without merit and expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

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

The environmental liabilities and litigation accruals have been reflected in our consolidated balance sheet at the gross amount of approximately $262.3 million at June 30, 2003. Estimated insurance recoverables of approximately $136.2 million at June 30, 2003, have been reflected as assets in the consolidated balance sheet.

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

STOCK-BASED COMPENSATION

We have elected to follow Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock options and performance awards. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires us to present pro forma information as if we had accounted for our employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Dollars in millions)
Net income, as reported	$692.2	$658.5	$1,099.2	$1,287.7
Add: Compensation expense for stock-based performance awards included in reported net income, net of related tax effects	7.0	—	13.2	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(61.8)	(82.3)	(126.9)	(161.1)

Pro forma net income	$637.4	$576.2	$985.5	$1,126.6

Earnings per share:
Basic, as reported	$.64	$.61	$1.02	$1.20

Basic, pro forma	$.59	$.53	$.92	$1.05

Diluted, as reported	$.64	$.61	$1.02	$1.18

Diluted, pro forma	$.59	$.53	$.91	$1.04

SHAREHOLDERS’ EQUITY

As of June 30, 2003, we have purchased $2.08 billion of our previously announced $3.0 billion share repurchase program. We purchased approximately 3.0 million shares during the first half of 2003 at a net cost of approximately $281.2 million. As previously disclosed, in connection with the share repurchase program, we entered into agreements to purchase shares of our stock. During the second quarter of 2003, we satisfied all our remaining obligations under the agreements.

IMPLEMENTATION OF NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. The adoption of SFAS 143 on January 1, 2003, had no material impact on our consolidated financial position or results of operations.

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

In 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires an issuer of a guarantee to recognize an initial liability for the fair value of the obligations covered by the guarantee. FIN 45 also addresses the disclosures required by a guarantor in interim and annual financial statements regarding obligations under guarantees. We have adopted the requirement for recognition of liabilities for the fair value of guaranteed obligations prospectively for guarantees entered into after January 1, 2003. We adopted the disclosure provisions as of December 31, 2002.

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

In 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments within the scope of SFAS 150 will now be required to be classified as a liability. This statement also requires enhanced disclosures regarding alternative methods of settling the instruments and the capital structure of entities. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no impact on our consolidated financial position or results of operations.

ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER SPECIAL CHARGES

In December 2002, we initiated a plan of eliminating approximately 700 positions worldwide in order to streamline our infrastructure. While a substantial majority of affected employees were successfully placed in other positions in the company, severance expenses were incurred in the first quarter for those employees who elected the package. The restructuring and other special charges incurred in the first quarter were $52.5 million, consisting primarily of voluntary severance expenses, which have been included in asset impairments, restructuring, and other special charges in our consolidated statement of income. Approximately $27.6 million of this charge was expended during the first half of 2003 with the remainder expected to be expended during the second half of 2003.

In addition, as part of our previously disclosed ongoing strategic review, management approved global manufacturing strategies across our product portfolio during the first quarter of 2003 to improve plant performance and efficiency, including the out-sourcing of production of certain anti-infective products. These decisions resulted in the impairment of certain assets, primarily manufacturing assets in the U.S. This review did not result in any closure of facilities, but certain assets located at various manufacturing sites were affected. We have ceased using these assets and they are expected to be disposed of or destruction will commence in 2003. The impairment charges were necessary to adjust the carrying value of these assets to zero. These asset impairment charges incurred in the first quarter were $114.6 million and are included in asset impairments, restructuring, and other special charges in our consolidated statement of income.

In August 2001, we licensed from Isis Pharmaceuticals, Inc. (Isis), Affinitak™, a non-small-cell lung cancer drug candidate and entered into an agreement regarding an ongoing research collaboration. In conjunction with this agreement, we purchased approximately 4.2 million shares of Isis common stock with a cost basis of approximately $68.0 million and we committed to loan Isis $100 million over the four-year term of the research agreement. The Isis loan is repayable at the end of the research agreement term in cash or Isis stock, at Isis’s option, using a conversion price of $40 per share. In addition, we committed to loan Isis $21.2 million for the building of a manufacturing suite for Affinitak. On March 17, 2003, we announced, along with Isis, the results of the Phase III trial that evaluated Affinitak when combined with chemotherapy in patients with advanced non-small-cell lung cancer. No difference was observed in the overall survival of the two groups. Due to this announcement and the decline in Isis’s stock price that has occurred over the past 12 months, we have concluded that our investment in Isis common stock is other-than-temporarily impaired, as defined by generally accepted accounting principles. For the same reasons, it is probable that the value of the consideration that we will be eligible to receive from Isis pursuant to the terms of the loan agreements will be less than the carrying amount of the loans. Therefore, in the first quarter of 2003, we recognized an impairment in our investment in Isis’s common stock of $55.0 million and a reserve related to the loans of $92.9 million. In addition, we recognized a charge of $38.9 million for contractual obligations related to Affinitak. The primary portion of this charge resulted from our supply agreement with Isis. The supply agreement obligated us to pay certain costs associated with work-in-process and raw materials and other costs that were triggered when we cancelled our order of Affinitak. The remaining portion of the charge resulted from our contractual obligations related to the conduct of Affinitak clinical trials. As of June 30, 2003, approximately $10.2 million remained related to the original $38.9 million charge. The remaining cash payments associated with the Affinitak clinical trials are expected to be made through mid-2004. The stock and loan impairments and other special charges incurred in the first quarter related to this relationship totaled $186.8 million and have been included in the asset impairments, restructuring, and other special charges category in our consolidated statement of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Net income was $692.2 million, or $.64 per share, for the second quarter of 2003 compared with $658.5 million, or $.61 per share, for the second quarter of 2002, representing increases in earnings and earnings per share of 5 percent. Net income was $1.10 billion, or $1.02 per share, for the first six months of 2003 compared with $1.29 billion, or $1.18 per share, for the first six months of 2002. Net income and earnings per share for the first six months of 2003 decreased 15 percent and 14 percent, respectively, primarily due to the asset impairments, restructuring, and other special charges recognized in the first quarter of 2003, discussed further below. Our net income was favorably affected in both periods of 2003 by increased sales of Zyprexa, Humalog®, Gemzar®, and Evista and the sales related to the launch of Strattera® in the U.S. These increased sales were partially offset by increased cost of goods sold, increased marketing and administrative expenses, and lower net other income. Earnings per share benefited slightly from a lower number of shares outstanding, resulting from our share repurchase program.

Comparisons between years for the six-month period are made difficult by the impact of the asset impairments, restructuring, and other special charges that were reflected in our operating results in the first quarter of 2003. These charges are summarized as follows (see Asset Impairments, Restructuring, and Other Special Charges in the Notes to Consolidated Condensed Financial Statements for additional information):

•	We recognized severance-related and other charges in order to streamline our infrastructure of $52.5 million, which decreased earnings per share by $.03.

•	We recognized asset impairments, primarily relating to manufacturing assets in the U.S., totaling $114.6 million, which decreased earnings per share by approximately $.07.

•	We recognized asset impairments and other charges of $186.8 million related primarily to our common stock ownership and loan agreements with Isis, which decreased earnings per share by $.13.

Our sales for the second quarter of 2003 increased 11 percent, to $3.09 billion, compared with the second quarter of 2002 due primarily to the strong performance of Zyprexa, Humalog, Gemzar, and Evista as well as sales from the launch of Strattera. Sales in the U.S. increased 5 percent, to $1.76 billion, for the second quarter of 2003 compared with the second quarter of 2002. Sales outside the U.S. increased 20 percent, to $1.33 billion, for the second quarter of 2003 compared with the second quarter of 2002. Worldwide sales for the second quarter reflected a volume increase of 3 percent, a 3 percent increase in global selling prices, and a 5 percent increase due to favorable changes in exchange rates.

Our sales for the first six months of 2003 increased 12 percent, to $5.98 billion, compared with the first six months of 2002 due primarily to the strong performance of Zyprexa, Humalog, Gemzar, and Evista as well as sales from the launch of Strattera. Sales in the U.S. increased 8 percent, to $3.44 billion, for the first six months of 2003 compared with the first six months of 2002. Sales outside the U.S. increased 18 percent, to $2.54 billion, for the first six months of 2003 compared with the first six months of 2002. Worldwide sales reflected a volume increase of 5 percent, a 2 percent increase in global selling prices, and a 5 percent increase due to favorable changes in exchange rates.

Zyprexa had worldwide sales of $1.05 billion and $2.00 billion for the second quarter and six-month period of 2003, respectively, representing increases of 15 percent and 16 percent compared with the same periods of 2002. U.S. sales increased 2 percent, to $647.7 million, for the quarter and 5 percent, to $1.25 billion, for the six-month period. Competitive pressures contributed to the slower sales growth in the U.S. Sales outside the U.S. increased 45 percent, to $397.8 million, for the quarter and 40 percent, to $752.1 million, for the six-month period. Zyprexa’s strong international sales growth was driven by the ongoing conversion from typical to atypical antipsychotics, the bipolar mania indication, and the impact of exchange rates. Zyprexa recorded strong growth in several key markets, including Japan, Germany, France, Italy, Spain, and the United Kingdom. We currently expect total Zyprexa sales growth to remain strong despite the domestic competitive pressures, which will likely result in some additional U.S. market share loss in the coming months. We are taking steps to address the competitive issues in the U.S.

Diabetes care products, composed primarily of Humalog, Humulin®, and Actos®, had worldwide revenues of $640.2 million and $1.27 billion for the second quarter and six-month period of 2003, respectively, representing increases of 4 percent and 14 percent compared with the same periods of 2002. Diabetes care revenues in the U.S. decreased 3 percent, to $390.8 million, for the quarter, due primarily to Actos revenues as discussed below, and increased 11 percent, to $802.9 million, for the six-month period. Sales outside the U.S. increased 17 percent, to $249.4 million, for the quarter and 19 percent, to $470.7 million, for the six-month period. Worldwide Humalog sales of $254.1 million for the quarter and $502.9 million for the six-month period, increased 24 and 32 percent, respectively, compared with of the same periods of 2002. Worldwide Humulin sales of $255.5 million for the quarter and $496.5 million for the six-month period decreased 1 percent and increased 1 percent, respectively. We received service revenues related to sales of Actos of $116.3 million and $249.5 million for the second quarter and six-month period of 2003, respectively, representing a decrease of 17 percent and an increase of 16 percent compared with the same periods of 2002. Actos is manufactured and sold in the U.S. by Takeda Chemical Industries, Ltd. (Takeda), and we copromote the product with Takeda. As previously disclosed, since our share of revenue from the agreement with Takeda will vary from quarter to quarter based on contract terms, Actos revenue will not necessarily track with product sales. The Actos growth rate was also negatively affected by a periodic payment made by Takeda in the second quarter of 2002 for promotional activities.

Gemzar had worldwide sales of $254.6 million and $488.5 million for the second quarter and six-month period of 2003, respectively, representing increases of 16 and 17 percent compared with the same periods of 2002. Sales in the U.S. increased 2 percent, to $131.8 million, for the quarter and 8 percent, to $257.2 million, for the six-month period. The second-quarter sales growth comparison in the U.S. was negatively affected by wholesaler stocking in the second quarter of 2002. Sales outside the U.S. increased 37 percent, to $122.8 million, for the quarter and 30 percent, to $231.3 million, for the six-month period.

Evista had worldwide sales of $223.5 million and $437.5 million for the second quarter and six-month period of 2003, respectively, representing increases of 19 percent and 20 percent compared with the same periods of 2002. U.S. sales increased 14 percent, to $159.5 million, for the quarter and 12 percent, to $312.0 million, for the six-month period. Sales outside the U.S. increased 31 percent, to 64.0 million, for the quarter and 44 percent, to $125.5 million, for the six-month period.

Prozac®, Prozac Weekly™, and Sarafem™ (collectively “fluoxetine products”) had combined worldwide sales of $175.0 million and $325.0 million for the second quarter and six-month period of 2003, respectively, representing decreases of 10 percent and 15 percent compared with the same periods of 2002, primarily due to continued generic competition. Fluoxetine product sales in the U.S. decreased 13 percent, to $108.2 million, for the quarter and 14 percent, to $200.9 million, for the six-month period. Sales outside the U.S. decreased 5 percent, to $66.8 million, for the quarter and 15 percent, to $124.1 million, for the six-month period.

Anti-infectives had worldwide sales of $116.0 million and $238.1 million for the second quarter and six-month period of 2003, respectively, representing decreases of 19 percent and 24 percent compared with the same periods of 2002. Lower sales of anti-infectives for both periods were due primarily to continuing competitive pressures. Sales in the U.S. decreased 33 percent and 46 percent for the quarter and six-month period to $11.3 million and $23.5 million, respectively. Sales outside the U.S. decreased 17 percent for the quarter and 21 percent for the six-month period, to $104.7 million and $214.6 million, respectively.

ReoPro® had worldwide sales of $94.5 million and $187.6 million for the second quarter and six-month period of 2003, respectively, representing decreases of 7 percent and 3 percent compared with the same periods of 2002. These decreases are primarily due to continuing competitive pressures.

On November 26, 2002, the U.S. Food and Drug Administration (FDA) approved Strattera for the treatment of attention-deficit hyperactivity disorder (ADHD) in children, adolescents, and adults. Strattera is the first FDA-approved treatment for ADHD that is not a stimulant under the Controlled Substances Act. Strattera was officially launched in January 2003 and has reached 1 million total prescriptions during its first six months on the market. Strattera sales were $74.8 million and $129.7 million for the second quarter and six-month period of 2003, respectively. We are encouraged by these results, which are above expectations.

Xigris® had worldwide sales of $36.1 million and $72.0 million for the second quarter and six-month period of 2003, respectively, representing an increase of 60 percent and 62 percent compared with the same periods of 2002. Total Xigris sales in the second quarter of 2003 were largely unchanged when compared with the first quarter of 2003. Sales in the U.S. increased 20 percent, to $25.0 million, for the quarter and 21 percent, to $51.8 million, for the six-month period. Sales outside the United States were $11.1 million for the quarter and $20.2 million for the six-month period.

Cialis®, a treatment for erectile dysfunction, which was launched earlier this year in several markets outside the U.S. by us and ICOS, had total sales of $37.5 million and $59.0 million for the second quarter and six-month period, respectively. Of these total Cialis sales, $15.6 million for the second quarter and $20.5 million for the six-month period of 2003 represent sales in our exclusive territories and are reported in our net sales. The remaining Cialis sales relate to the joint-venture territories of Lilly ICOS LLC and are reported in the Lilly ICOS joint venture income statement along with related expenses. We reported our 50 percent share of the net loss of the joint venture in net other income.

On November 26, 2002, the FDA approved Forteo® for the treatment of osteoporosis in postmenopausal women who are at high risk for a fracture. Forteo was also approved to increase bone mass in men with primary osteoporosis who are at high risk for a fracture. Forteo was officially launched in December 2002. We received an approval in Europe during June of 2003. Forteo sales were $13.7 million in the second quarter and $17.8 million for the six-month period of 2003.

For the second quarter of 2003, gross margins declined to 79.2 percent compared with 81.1 percent for the second quarter of 2002. For the six-month period of 2003, gross margins declined to 78.8 percent compared with 80.2 percent for the six-month period of 2002. During the quarter and six-month period, the decline was primarily due to costs associated with quality improvements as well as growth in capacity in our manufacturing operations.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 9 percent, to $1.59 billion, and 11 percent, to $3.03 billion, for the second quarter and six-month period of 2003, respectively. Investment in research and development decreased 1 percent, to $542.5 million, for the second quarter and increased 2 percent, to $1.07 billion, for the six-month period. Research and development expenses were affected by fewer expenses for late-stage clinical trials and increased reimbursement of certain research and development expenses from collaboration partners, offset by increased incentive compensation expense. We invested approximately 18 percent of our sales in research and development efforts in the second quarter and six-month period of 2003. Marketing and administrative expenses increased 14 percent from the second quarter of 2002 and 16 percent from the six-month period of 2002 attributable to increased marketing expenses in support of the new product launches and increased incentive compensation.

Net other income for the second quarter of 2003 decreased $30.1 million, to $48.4 million. Net other income for the six-month period of 2003 decreased $56.2 million, to $87.7 million. Net other income decreased in both periods primarily as a result of less interest income and increased miscellaneous expenses, offset partially by increased income from the out-license of marketed products and partnered products in development, primarily related to our previously disclosed transaction with Boehringer Ingelheim GmbH.

For both the second quarters of 2003 and 2002, the effective tax rate was 22.0 percent. For the six-month periods of 2003 and 2002, the effective tax rate was 20.5 percent and 22.0 percent, respectively.

FINANCIAL CONDITION

As of June 30, 2003, cash, cash equivalents, and short-term investments totaled $2.99 billion compared with $3.65 billion at December 31, 2002. Cash flow from operations of $1.42 billion was more than offset by dividends paid of $719.1 million, net capital expenditures of $666.4 million, and net share repurchases of $281.1 million. Total debt at June 30, 2003, was $5.02 billion, an increase of $118.4 million from December 31, 2002. The increase in long-term debt was due to the issuance of $300 million of 2.9 percent 5-year notes and $200 million of 4.5 percent 15-year notes in March 2003. We used the net proceeds from the sale of the notes primarily for the repayment of (i) $250 million aggregate principal amount of 4.23 percent one-year resettable notes due March 22, 2011, and (ii) $200 million aggregate principal amount of 6.25 percent notes due March 15, 2003. Additionally, in July 2003, we executed a $330.0 million private placement note with a financial institution. Principal and interest are due semiannually over the five-year term of this note. In conjunction with this note, we entered into an interest rate swap agreement with the same financial institution that converts the fixed rate into a variable rate of interest at essentially LIBOR over the term of this note.

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

Our inventories increased by $214.5 million during the six-month period of 2003, to $1.71 billion, due primarily to the impact of the strength of the euro and the buildup of our inventory for new product launches and our growth products.

Our prepaid expenses increased by $293.5 million during the six-month period of 2003, to $541.6 million, due primarily to the funding of employee benefit plans in January 2003.

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

FDA investigators recently concluded the reinspection of our dry products and injectable facilities in Indianapolis and informed us of their findings as part of the inspection process. We are now in the review process, and when we have a thorough understanding of the outcomes of the inspection, a further update will be provided. The timeline for resolution of these issues is difficult to predict. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the agency’s satisfaction could be subject to interruption of production, recalls, seizures, fines, and other penalties.

The FDA informed us of a six-month review time following our submission of our full response to the Cymbalta approvable letter. Cymbalta approval in the U.S. remains contingent upon the successful resolution of manufacturing issues, a review of the additional data in the complete response provided to the FDA, and final labeling. Until we learn more from the FDA, our best estimate for U.S. regulatory approval remains the fourth quarter of 2003. To ensure that sufficient inventory levels are in place to satisfy market demand, we currently plan a full-scale launch of Cymbalta in the U.S. in the first quarter of 2004, assuming final regulatory approval is obtained.

With respect to Cialis, the Lilly ICOS joint venture filed its full response to the FDA’s approvable letter. The FDA advised Lilly ICOS that it has accepted the submission as complete, and we continue to anticipate approval at the end of this year.

We received an approvable letter from the FDA for Symbyax™ for the treatment of bipolar depression. We recently filed with the FDA our complete response letter and we expect final FDA approval in 2004.

On July 25, 2003, the U.S. House of Representatives approved H.R. 2427, a bill that would legalize wholesale and individual importation of prescription drugs. The FDA has opposed this bill, stating that it cannot guarantee the safety of imported medicines. The bill will now go into a House-Senate conference committee that is considering the House and Senate versions of a proposed Medicare prescription drug benefit. Among other differences, the Senate importation provisions contain a requirement that the Secretary of Health and Human Services certify the safety of imported medicines. The House bill, if enacted, would adversely affect U.S. sales of our products.

FINANCIAL EXPECTATIONS FOR 2003

For the third quarter of 2003, excluding unusual items, we expect earnings per share to be in the range of $.65 to $.67. Including the asset impairments, restructuring, and other special charges recognized in the first quarter of 2003 amounting to $.23 per share, we expect earnings per share for 2003 to be between $2.27 and $2.37, excluding future unusual items. We are not aware at this time of any material unusual items that will occur in the remainder of 2003.

For the full year 2003, we expect low double-digit sales growth, gross margins to contract about 200 to 250 basis points (which includes our previously disclosed $200 million incremental annual costs to ensure quality improvements and growth in manufacturing capacity), marketing and administrative expenses to increase in the mid-teens, and research and development expenses to increase in the mid-to-high single digits. Further, we expect that other income, net of interest expense, will contribute approximately $120 million to $140 million for 2003 and that the tax rate should remain essentially constant.

Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the timing and scope of regulatory approvals for new products, including the necessary FDA approvals of manufacturing operations in connection with pending NDAs; regulatory actions or litigation; the timing and success of new-product launches; foreign exchange rates; and the impact of state, federal, and foreign government pricing and reimbursement measures. We undertake no duty to update these forward-looking statements.

AVAILABLE INFORMATION ON OUR WEBSITE

We make available through our company website, free of charge, our company filings with the Securities and Exchange Commission (SEC) as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents.

The website link to our SEC filings is http://investor.lilly.com/edgar.cfm

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Under applicable Securities and Exchange Commission regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.

Our management, with the participation of Sidney Taurel, chairman, president, and chief executive officer, and Charles E. Golden, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2003, and concluded that they are effective.

(b)	Changes in Internal Controls. During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2001, we were notified that Zenith Goldline Pharmaceuticals, Inc. (Zenith), had submitted an abbreviated new drug application (ANDA) seeking permission to market a generic version of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product. Zenith alleges that our patents are invalid or not infringed. On April 2, 2001, we filed suit against Zenith in federal district court in Indianapolis seeking a ruling that Zenith’s challenge to the U.S. compound patent (expiring in 2011) is without merit. In May 2001, we were notified that Dr. Reddy’s Laboratories, Ltd. (Reddy), had also filed an ANDA covering two dosage forms, alleging that the patents are invalid or not infringed. On June 26, 2001, we filed a similar patent infringement suit against Reddy in federal district court in Indianapolis. Thereafter, we were notified that Reddy had filed an ANDA for additional dosage forms, and in February 2002, we filed an infringement suit in the same court based on Reddy’s additional ANDA. We received notice in August 2002 of a similar ANDA filing by Teva Pharmaceuticals, and in September 2002, we filed suit against Teva in the same court. In February 2003, we received notice that Reddy had filed an ANDA on the Zydis formulation of Zyprexa, and in March 2003, we filed suit against Reddy in the same court. The cases have been consolidated and are in the discovery stage. In July 2003, Teva and Lilly reached an agreement under which Teva’s lawsuit will be governed by the outcome of the Zenith and Reddy lawsuits. As a result, Teva will not be participating in the trial of the Zenith and Reddy lawsuits, which is now scheduled to begin on January 26, 2004. We believe that the generic manufacturers’ claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October 2002, we were notified that Barr Laboratories, Inc. (Barr), had submitted an ANDA with the U.S. FDA seeking permission to market a generic version of Evista several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. On November 26, 2002, we filed suit against Barr in federal district court in Indianapolis seeking a ruling that Barr’s challenges to our patents claiming the method of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. In June 2003, Barr added a challenge to one of our additional patents (expiring in 2017) claiming a component in the pharmaceutical form of Evista. The trial is currently scheduled to begin in February 2005. While we believe that Barr’s claims are without merit and expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In February 2003, a law firm in San Francisco, California, issued a press release claiming that it has filed “several” lawsuits and is in the process of filing “numerous” other suits against us on behalf of plaintiffs who claim that they suffered various illnesses as a result of administration of Zyprexa. Currently, we have been served with seven suits. We intend to vigorously defend all such suits.

We refer to Part I, Item 3 of our Form 10-K annual report for 2002 for the discussion of product liability litigation involving vaccines containing the preservative thimerosal. We have been named as a defendant in approximately 250 such suits in the U.S., including several that purport to be class actions or otherwise involve multiple claimants.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this Report:

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings From Continuing Operations to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures

(b)	Reports on Form 8-K.

We furnished a Form 8-K on April 22, 2003, which contained a copy of our press release announcing our first-quarter financial results as well as informing readers of our upcoming webcast to discuss our first-quarter financial results on the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date August 5, 2003	/S/Alecia A. DeCoudreaux
Alecia A. DeCoudreaux
Secretary and Deputy General Counsel

Date August 5, 2003	/S/Arnold C. Hanish Arnold C. Hanish
Executive Director, Finance and
Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

Exhibit

11.	Statement re: Computation of Earnings per Share

12.	Statement re: Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board, President, and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer

32.	Section 1350 Certification

99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures