Form 10-K
period 2003-12-31
LILLY ELI & CO
filed 2004-03-15
CIK 59478

Securities and Exchange Commission
 Washington, D.C. 20549

Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

Aggregate market value of voting stock of the Registrant held by non-affiliates as of February 27, 2004 (Common Stock): approximately $71,971,900,000

Number of shares of common stock outstanding as of February 27, 2004: 1,128,884,423

Portions of the following documents have been incorporated by reference into this report:

Registrant’s Document	Parts Into Which Incorporated

Annual Report to Shareholders for fiscal year ended December 31, 2003	Parts I, II, and IV

Proxy Statement dated March 12, 2004	Part III

Part I

Item 1.	Business

Eli Lilly and Company (the “Company” or “Registrant”, which may be referred to as “we”, “us”, or “our”) was incorporated in 1901 in Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. We discover, develop, manufacture, and sell products in one significant business segment—pharmaceutical products. Operations of our animal health business segment are not material to our financial statements. We manufacture and distribute our products through owned or leased facilities in the United States, Puerto Rico, and 17 other countries. Our products are sold in approximately 140 countries.

Most of the products we sell today were discovered or developed by our own scientists, and our success depends to a great extent on our ability to continue to discover and develop innovative new pharmaceutical products. We direct our research efforts primarily toward the search for products to prevent and treat human diseases. We also conduct research to find products to treat diseases in animals and to increase the efficiency of animal food production.

Products

Our products include:

Neuroscience products, our largest-selling product group, including Zyprexa®, a product for the treatment of schizophrenia, bipolar mania and bipolar maintenance; Prozac®, indicated for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder; Strattera™, for the treatment of attention-deficit hyperactivity disorder in children, adolescents and adults; Permax®, a treatment for Parkinson’s disease; Sarafem®, for the treatment of pre-menstrual dysphoric disorder; the Darvon® line of analgesic products; and Symbyax™, approved in late December 2003 for the treatment of bipolar depression.

Endocrine products, including Humulin®, human insulin produced through recombinant DNA technology; Humalog® and Humalog Mix 75/25®, injectable human insulin analogs of recombinant DNA origin; Actos®, an oral agent for Type 2 diabetes that is manufactured and sold by a unit of Takeda Chemical Industries, Ltd. of Japan (“Takeda”) and co-promoted by us in the U.S. and certain other countries and sold by us alone in other countries; Evista®, an oral agent for the prevention and treatment of osteoporosis in post-menopausal women; Humatrope®, human growth hormone produced by recombinant DNA technology; and Forteo®, a recombinant form of parathyroid hormone for the treatment of osteoporosis in women and men;

Oncology products, consisting primarily of Gemzar®, indicated for treatment of pancreatic cancer and, in combination with other agents, for treatment of non-small-cell lung cancer; and Alimta®, approved in February 2004 in the U.S. for malignant pleural mesothelioma;

Animal health products, including Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry; Rumensin®, a cattle feed additive that improves feed efficiency and growth and also controls and prevents coccidiosis; Coban®, Monteban® and Maxiban®, anticoccidial agents for use in poultry; Apralan®, an antibiotic used to control enteric infections in calves and swine; Micotil® and Pulmotil®, antibiotics used to treat respiratory disease in cattle and swine, respectively; Surmax® (sold as Maxus® in some countries), a performance enhancer for swine and poultry; Paylean®, a leanness and performance enhancer for swine; and Optaflexx®, a leanness and performance enhancer for cattle;

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

Anti-infectives, including the oral antibiotics Ceclor®, Keflex®, Keftab®, and Lorabid®, used to treat a wide range of bacterial infections; and Vancocin® HCl, an antibiotic used primarily to treat staphylococcal infections; and

Other pharmaceutical products, including the anti-ulcer agent Axid® and the erectile dysfunction treatment Cialis®, approved in over 55 countries in 2003. Cialis is sold in North America and the European Union by a joint venture between Lilly and ICOS Corporation, and is sold by us in other territories. Cialis was launched in the United States by the Lilly ICOS joint venture in December 2003.

Marketing

We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local needs.

Pharmaceuticals – United States

In the United States, we distribute pharmaceutical products principally through independent wholesale distributors. Our marketing policy is designed to assure that products and relevant medical information are immediately available to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Three wholesale distributors in the United States – AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation – each accounted for between 15 and 16 percent of our worldwide consolidated net sales in 2003. No other distributor accounted for more than 10 percent of consolidated net sales. We also sell pharmaceutical products directly to the United States government and other manufacturers, but those sales are not material.

We promote our major pharmaceutical products in the United States through sales representatives who call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. We advertise in medical and drug journals, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the United States and we maintain web sites with information about all our major products. Divisions of our sales force are dedicated to product lines or practice areas, such as primary care, neuroscience, diabetes care, acute care, endocrinology, and oncology. We have entered into licensing arrangements under which other companies market certain products manufactured by us, such as Darvon, Sarafem, Axid, Keftab, Lorabid, and Permax.

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

Our primary bulk manufacturing occurs at three sites in Indiana as well as locations in Ireland, Puerto Rico, and the United Kingdom. Finishing operations, including labeling and packaging, take place at a number of sites throughout the world.

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

When a product patent expires, the patent holder often loses effective market exclusivity for the product. This can result in a severe and rapid decline in sales of the formerly patented product, particularly in the United States. However, in some cases the innovator company can obtain additional commercial benefits through manufacturing trade secrets; later-expiring patents on processes, uses, or formulations; trademark use; or marketing exclusivity that may be available under pharmaceutical regulatory laws.

Our Intellectual Property Portfolio

We consider patent protection for certain products, processes, and uses – particularly that relating to Zyprexa, Gemzar, Humalog, Evista, Actos, ReoPro, Xigris, Strattera and Cialis – to be important to our operations. For many of our products, in addition to the compound patent we hold other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the product patent.

United States compound patent expirations include those claiming the respective active ingredients in Zyprexa, 2011; Humalog, 2013; and ReoPro, 2015. The Gemzar compound patent in the U.S. expires in 2010, but a use patent covering treatment of neoplasms with Gemzar is in force until 2012. We hold a number of U.S. patents covering Evista and its approved uses in osteoporosis prevention and treatment that we believe should provide us exclusivity in the United States until at least 2012. In the United States, the Actos compound patent extends beyond the duration of our co-promotion agreement, which is in force until 2006. Xigris is a complex glycoprotein biologic product that is produced through recombinant DNA technology. Xigris is not subject to the Abbreviated New Drug Application process under the Hatch-Waxman law as described below. In addition, we hold patents on the DNA materials, certain uses, manufacturing process, and the glycoprotein itself. We believe the intellectual property protection for Xigris should provide us marketing exclusivity until 2015. For Strattera, we hold a use patent in the U.S. for treating attention deficit-hyperactivity disorder, the sole approved use of the drug. This use patent expires in 2015 and we have applied for a patent term extension to 2016. For Cialis, compound and method of use patent protection exists into 2016 and we have applied for a patent term extension into 2017.

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

Patent Challenges Under the Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “Hatch-Waxman,” made a complex set of changes to both patent and new-drug-approval laws in the United

States. Before Hatch-Waxman, no drug could be approved without providing the Food and Drug Administration (FDA) complete safety and efficacy studies, i.e., a complete New Drug Application (NDA). Hatch-Waxman authorizes the FDA to approve generic versions of innovative medicines without such information by filing an Abbreviated New Drug Application (ANDA). In an ANDA, the generic manufacturer must demonstrate only “bioequivalence” between the generic version and the NDA-approved drug – not safety and efficacy.

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

The FDA has recently finalized regulations clarifying the process by which patents can be listed with the FDA by innovators. In addition, Congress made significant changes to the Hatch-Waxman law as part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 by allowing only a single 30-month period during which the approval of any individual generic drug application can be delayed while patent issues are resolved. Finally, the so-called “generic exclusivity” provisions that provide incentives for generic companies to challenge drug patents were substantially tightened by Congress. New statutory provisions now mandate sharing the generic exclusivity in certain situations and may require forfeiting the exclusivity altogether, and/or further limit the so-called “exclusivity parking” after a patent challenge has been completed. Collectively, these regulatory and statutory changes are not expected to significantly affect the operation of the Hatch-Waxman law as it relates to our ability to realize patent-based exclusivity for new drugs.

Competition

Our pharmaceutical products compete with products manufactured by many other companies in highly competitive markets throughout the world. Our animal health products compete on a worldwide basis with products of pharmaceutical, chemical, and other companies that operate animal health divisions or subsidiaries.

Important competitive factors include product efficacy, safety, and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, service, and research and development of new products and processes. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. In many countries outside the United States, patent protection is weak or nonexistent and we must compete with generic or “knockoff” versions of our products. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.

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

Government Regulation

Our operations are regulated extensively by numerous national, state and local agencies. The lengthy process of laboratory and clinical testing, data analysis, manufacturing development, and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing, and distribution of pharmaceutical products are extensively regulated in all major world markets. In addition, our operations are subject to complex federal, state, local, and foreign environmental and occupational safety laws and regulations. The laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time, and expense and significant capital investment.

Of particular importance is the FDA in the United States. Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA has jurisdiction over virtually all of our businesses and administers requirements covering the testing, safety, effectiveness, manufacturing, quality control, distribution, labeling, marketing, advertising, dissemination of information and post-marketing surveillance of our pharmaceutical products. The FDA, along with the U.S. Department of Agriculture (USDA) and the U.S. Environmental Protection Agency (EPA), also regulates our animal health products.

Since 1995, the approval of new drugs across the European Union (EU) has been possible using the European Medicines Evaluation Agency’s (EMEA) centralized approval process or using the national mutual recognition process. The use of either of these procedures provides a more consistent and, in some cases, a more rapid approval within the EU member states than was the case when each member state operated its own approval process.

In addition, the marketing, promotional and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers and prescribers, are subject to various other federal and state laws, including the federal anti-kickback statute and the False Claims Act and state laws governing kickbacks and false claims. These laws are administered by, among others, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, the Federal Trade Commission, the Office of Personnel Management and state attorneys general. Over the past several years, many of those agencies have increased their enforcement activities with respect to pharmaceutical companies. Over this period, several cases brought by these agencies against other companies under these and other laws have resulted in corporate criminal sanctions and very substantial civil settlements. In recent months, several pharmaceutical companies have received subpoenas from one or more of these agencies regarding promotional practices with respect to a variety of products, including neuroscience products. It is possible that we could become subject to administrative and legal proceedings and actions by those governmental agencies. Such actions could include claims for civil penalties (including treble damages under the False Claims Act), criminal sanctions, and administrative remedies, including exclusion from federal health care programs. It is possible that an adverse outcome in such an action could have a material adverse impact on the Company. See Part I, Item 3, “Legal Proceedings,” for currently pending matters involving the Company.

In the United States, we are required to provide rebates to state governments on their purchases of certain of our products under state Medicaid programs. In addition, a model waiver program has been created administratively that allows states to expand the Medicaid drug benefit to include low-income Medicare beneficiaries. Other cost containment measures have been adopted or proposed by federal, state, and local government entities that provide or pay for health care. In most international markets, we operate in an environment of government-mandated cost containment programs, which may include price controls, discounts and rebates, restrictions on physician prescription levels, restrictions on reimbursement, compulsory licenses and generic substitution.

In the U.S., we expect branded pharmaceutical products to be subject to increasing pricing pressures. In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), providing a prescription drug benefit under the Medicare program beginning in 2006. This is expected to put downward pressure on prescription drug prices. This pressure may be offset by volume increases, but the business impact of this legislation will not be known until implementation in 2006. While the MMA retains the authority of the Secretary of Health and Human Services to prohibit the importation of prescription drugs, several bills have been introduced that would remove that authority and allow for the immediate importation of products into the U.S. regardless of their safety or cost. Such legislation would likely have a negative effect on our U.S. sales.

As a result of the passage of the MMA, all the aged and many of the disabled Medicaid recipients will receive their benefits through the Medicare program in the future. This should relieve some state budget pressures but is unlikely to result in less pricing pressure. A number of states have begun to implement supplemental rebates and restricted formularies in their Medicaid programs. Several states are also attempting to extend discounted Medicaid prices to non-Medicaid patients. Additionally, over 25 states are considering proposals that would result in the importation of prescription drugs for state employees, state beneficiaries, and in some cases, state citizens. As a result, we expect pressures on pharmaceutical pricing to continue.

International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property protection.

We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, we expect that pressures on pharmaceutical pricing will continue and likely intensify in the near term.

Research and Development

Our commitment to research and development dates back more than 100 years. Our research and development activities are responsible for the discovery and development of most of the products we offer today. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2003, we employed approximately 8,800 people in pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel. Our research and development expenses were $2.24 billion in 2001, $2.15 billion in 2002, and $2.35 billion in 2003.

We concentrate our pharmaceutical research and development efforts in five therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes and osteoporosis; cancer; cardiovascular diseases; and inflammation. However, we remain opportunistic, selectively pursuing promising leads in other therapeutic areas. We are actively engaged in biotechnology research programs involving recombinant DNA, proteins, and genomics (the development of therapeutics through identification of disease-causing genes and their cellular function). In addition to discovering and developing new chemical entities, we look for ways to expand the value of existing products through new uses and formulations that can provide additional benefits to patients. We also conduct research in the animal sciences, including animal nutrition and physiology and veterinary medicine.

To supplement our internal efforts, we collaborate with others, including educational institutions and research-based pharmaceutical and biotechnology companies, and we contract with others for the performance of research in their facilities. We use the services of physicians, hospitals, medical schools, and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products. We actively seek out investments in external research and technologies that hold the promise to complement and strengthen our own research efforts. These investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, joint ventures, and acquisitions.

Drug development is time-consuming, expensive, and risky. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes 10 to 15 years or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. We believe our investments in research, both internally and in collaboration with others, have been rewarded by the number of new pharmaceutical compounds and indications we have in all stages of development. Among our new investigational compounds in the later stages of development are potential therapies for depression, stress urinary incontinence, diabetes and its complications, osteoporosis, and acute coronary syndrome. Further, we are studying many other drug candidates in the earlier stages of development. We are also developing new uses and formulations for many of our important currently marketed products, such as Zyprexa, Gemzar, Evista, ReoPro, and Alimta.

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

As a result of preapproval plant inspections for Zyprexa IntraMuscular and Forteo in early 2001, the FDA informed us of a number of observations and issued a warning letter regarding adherence to current Good Manufacturing Practices (cGMP) regulations. In response, we have been implementing comprehensive, companywide improvements in our manufacturing operations. In the fall of 2002, we provided the FDA with a comprehensive plan to upgrade our manufacturing and quality operations, particularly at our injectable and dry products facilities in Indianapolis.

In late October 2003, the FDA advised us that the agency now considers our injectable and dry products facilities in Indianapolis to have reached a level of cGMP compliance that will allow preapproval site inspections for products under review. No further regulatory action is expected at this time. Although the FDA assessment is an important milestone, we still have considerable work to do to reach our ultimate goal of building and sustaining world-class manufacturing, product and process development, and quality capabilities.

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

The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 19, 2004, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Offices

Sidney Taurel	55	Chairman of the Board (since January 1999), President and Chief Executive Officer (since June 1998), and a Director

Charles E. Golden	57	Executive Vice President and Chief Financial Officer (since March 1996) and a Director

John C. Lechleiter, Ph.D.	50	Executive Vice President, Pharmaceutical Operations (since February 2004)

Gerhard N. Mayr	57	Executive Vice President, Pharmaceutical Operations (since October 1999) (retired February 2004)

Steven M. Paul, M.D.	53	Executive Vice President, Science and Technology (since July 2003)

Robert A. Armitage	55	Senior Vice President and General Counsel (since January 2003)

Pedro P. Granadillo	56	Senior Vice President (since June 1998)

Gino Santini	47	President, U.S. Operations (since August 1999)

Lorenzo Tallarigo, M.D.	53	President, International Operations (since January 2004)

Employees

At the end of 2003, we employed approximately 46,100 people, including approximately 21,650 employees outside the United States. A substantial number of our employees have long records of continuous service.

Financial Information Relating to Business Segments and Classes of Products

You can find financial information relating to our business segments and classes of products in our 2003 Annual Report at page 24 under “Segment Information” (page 17 of Exhibit 13 to this Form 10-K). That information is incorporated into this report by reference.

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

Financial Information Relating to Foreign and Domestic Operations

You can find financial information relating to foreign and domestic operations in our 2003 Annual Report at page 24 under “Segment Information” (page 17 of Exhibit 13). That information is incorporated in this Report by reference.

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

Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2003, we owned 13 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 9.5 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina and Mayaguez,

Puerto Rico. We also lease sales and administrative offices in Indianapolis and a number of other cities located in the United States and abroad.

We own production and distribution facilities in 13 countries outside the United States and Puerto Rico, containing an aggregate of approximately 4.4 million square feet of floor space. Major production sites include facilities in the United Kingdom, France, Ireland, Spain, Brazil, Italy, and Mexico. We lease production and warehouse facilities in Puerto Rico and several countries outside the United States.

Our research and development facilities in the United States consist of approximately 4.2 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Our major research and development facilities abroad are located in Belgium, United Kingdom, Germany, Canada, and Spain and contain an aggregate of approximately 650,000 square feet.

We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3.	Legal Proceedings

Zyprexa Patent Litigation

Three generic pharmaceutical manufacturers, Zenith Goldline Pharmaceuticals, Inc. (Zenith), Dr. Reddy’s Laboratories, Ltd. (Reddy) and Teva Pharmaceuticals (Teva) have submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product, alleging that our patents are invalid or not infringed. In April 2001, we filed suit against Zenith in the U.S. District Court for the Southern District of Indiana seeking a ruling that the challenges to our compound patent (expiring in 2011) are without merit. We filed similar suits in the same court against Reddy in June 2001 and Teva in September 2002. The cases have been consolidated. A trial before a district court judge in Indianapolis was held in January and February of 2004 and the parties are now in the process of submitting post-trial briefs. A ruling from the trial court is expected in the second or third quarter of 2004. Regardless of the trial court’s ruling, we anticipate that appeals will follow. If we are unsuccessful at the trial court level, we cannot predict whether any of the generic companies would launch generic versions of Zyprexa prior to a final resolution of any appeals.

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

Other Patent Litigation

In October 2002, we were notified that Barr Laboratories, Inc. had submitted an ANDA with the U.S. FDA seeking permission to market a generic version of Evista several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. In November 2002, we filed suit against Barr in the U.S. District Court for the Southern District of Indiana seeking a ruling that Barr’s challenges to our patents claiming the method of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. In June 2003, Barr added a challenge to one of our additional patents (expiring in 2017) claiming a component in the pharmaceutical form of Evista. That patent has been added to the lawsuit. The suit is in discovery with a trial date currently proposed for August 2005. While we believe that Barr’s claims are without merit and expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October 2002, Pfizer Inc. filed a lawsuit in the United States District Court in Delaware against us, Lilly ICOS LLC, and ICOS Corporation alleging that the proposed marketing of Cialis for erectile dysfunction would infringe its newly issued method-of-use patent. In September 2003, the U.S. Patent and Trademark Office, on its own initiative, ordered that Pfizer’s patent be reexamined. The Delaware suit has been stayed pending the outcome of the reexamination. Previously, Pfizer’s corresponding European method-of-use patent was held invalid in the first stage of an opposition proceeding in the European Patent Office. Pfizer is now appealing that decision to the Technical Board of Appeal of the European Patent Office. A hearing is expected in the second half of 2004. The U.K. Court of Appeal has previously held the U.K. counterpart to this patent invalid. Litigation relating to the corresponding patent is pending in Australia, Brazil, Canada, Mexico, New Zealand, and South Africa. We intend to vigorously defend this litigation and expect to prevail. However, it is not possible to predict or determine the outcome of this litigation and therefore we can provide no assurance that we will prevail.

Product Liability Litigation

We are currently a defendant in a variety of product liability litigation lawsuits in the United States involving primarily diethylstilbestrol (“DES”) and thimerosal.

In approximately 115 U.S. actions, including several with multiple claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who were prescribed DES during pregnancy.

We have been named as a defendant in approximately 315 actions in the U.S., involving approximately 820 claimants, brought in various state courts and federal district courts on behalf of children with autism or other neurological disorders who received childhood vaccines (manufactured by other companies) that contained thimerosal, a generic preservative used in certain vaccines in the U.S. from the 1930’s until approximately 2000. We discovered and developed thimerosal in the 1920’s. We have been named in the suits even though we discontinued manufacturing the raw material in 1974 and discontinued selling it in the United States to vaccine manufacturers in 1992. The lawsuits typically name the vaccine manufacturers as well as Lilly and other distributors of thimerosal, and allege that the children’s exposure to thimerosal-containing vaccines caused their autism or other neurological disorders. We strongly deny any liability in these cases. There is no credible scientific evidence establishing a causal relationship between thimerosal-containing vaccines and autism or other neurological disorders. In addition, we believe the cases should not be prosecuted in the courts in which they have been brought because the underlying claims are subject to the National Childhood Vaccine Injury Act of 1986. Implemented in 1988, the Act established a mandatory, federally administered no-fault claims process for individuals who allege that they were harmed by the administration of childhood vaccines. Under the Act, claims must first be brought before the U.S. Court of Claims for an award determination under the compensation guidelines established pursuant to the Act. Claimants who are unsatisfied with their awards under the Act may reject the award and seek traditional judicial remedies.

We have been named in approximately 15 product liability cases in the United States involving plaintiffs claiming a variety of injuries from the administration of Zyprexa. Most of the cases allege that the product caused or contributed to diabetes or high blood glucose levels. We are vigorously defending these suits. Our request that the Zyprexa matters pending in federal courts be consolidated in a Multidistrict Litigation (MDL) before one federal judge for pre-trial purposes will be considered on March 23, 2004.

Other Matters

In July 2002, we received a grand jury subpoena for documents from the Office of Consumer Litigation, Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. We received a second subpoena seeking additional documents in July 2003. We continue to cooperate with the government and have provided a broad range of information concerning our U.S. marketing and promotional practices, including documents relating to communications with physicians and the remuneration of physician consultants and advisers. We continue to review and enhance policies and procedures designed to assure that our marketing and promotional practices and physician communications comply with promotional laws and regulations. In recent months, several pharmaceutical companies have received subpoenas from government agencies with respect to a variety of products, including a number of neuroscience products. It is possible that other Lilly products, including Zyprexa, could become subject to investigation. It is possible that the outcome of the above matters could include criminal charges and fines and/or civil penalties. We cannot predict or determine the outcome of the above matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated financial position, liquidity and results of operations.

In August 2003, we received notice that the staff of the SEC is conducting an investigation into the compliance by Polish subsidiaries of certain pharmaceutical companies, including Lilly, with the U.S. Foreign Corrupt Practices Act of 1977. The staff has issued subpoenas requesting production of documents related to the investigation. We are cooperating with the SEC in responding to the investigation.

In March 1996, the U.S. Federal Trade Commission (FTC) commenced a non-public antitrust investigation focusing on the pharmaceutical industry practice of providing discounts or rebates to managed-care organizations and certain other purchasers. We are cooperating with the investigation and have responded to two subpoenas from the FTC requesting production of certain documents and other discovery responses. We have received no additional requests for documents or information for several years. We believe that all of our actions have been lawful and proper.

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

In 2003, three counties in New York (Suffolk, Rockland, and Westchester) sued Lilly and many other pharmaceutical manufacturers, claiming in general that as a result of alleged improprieties by the manufacturers in the calculation and reporting of average wholesale prices for purposes of Medicaid reimbursement, the counties overpaid their portion of the cost of pharmaceuticals. The suits seek monetary and other relief, including civil penalties and treble damages. The three county suits have been transferred to the U.S. District Court for the District of Massachusetts for pretrial proceedings (along with several other suits to which Lilly is not a party). The Suffolk County case is now the subject of a pending motion to dismiss, and the Rockland and Westchester cases are stayed pending the resolution of that motion. While we are vigorously defending these cases, given their early procedural stage, we cannot predict or determine the outcome of this litigation, and therefore we can provide no assurance that we will prevail.

We are also a defendant in other litigation and investigations, including product liability and patent suits, of a character we regard as normal to our business.

While it is not possible to predict or determine the outcome of the legal actions and investigations described above, we believe that except as otherwise specifically noted above, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to our consolidated results of operations in any one accounting period.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, no matters were submitted to a vote of security holders.

Part II

Item 5.	Market For the Company’s Common Stock and Related Stockholder Matters

You can find information relating to the principal market for our common stock and related stockholder matters in our 2003 Annual Report under “Selected Quarterly Data (unaudited),” at page 25 (page 18 of Exhibit 13), and “Selected Financial Data (unaudited),” at page 26 (page 19 of Exhibit 13). That information is incorporated in this Report by reference.

Item 6.	Selected Financial Data

You can find selected financial data for each of our five most recent fiscal years in our 2003 Annual Report under “Selected Financial Data (unaudited),” at page 26 (page 19 of Exhibit 13). That information is incorporated in this report by reference.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

You can find management’s discussion and analysis of results of operations and financial condition in the following portions of our 2003 Annual Report (found at pages 1-5, 7, and 9-14 of Exhibit 13):

“Review of Operations—Executive Overview” (pages 8-10)
“Review of Operations—Operating Results—2003” (pages 10-12)
“Review of Operations—Operating Results—2002” (pages 12 and 14)
“Review of Operations—Financial Condition” (pages 16-18)
“Review of Operations—Application of Critical Accounting Policies” (pages 18-20)
“Review of Operations—Financial Expectations for 2004” (page 20)
“Review of Operations—Legal and Environmental Matters” (pages 20-21)
“Review of Operations—Private Securities Litigation Reform Act of 1995 – A Caution Concerning Forward-Looking Statements” (page 21)

The information referred to above is incorporated in this report by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) in our 2003 Annual Report at “Review of Operations – Financial Condition” on pages 16-17 (pages 9-10 of Exhibit 13). That information is incorporated in this report by reference.

Item 8.	Financial Statements and Supplementary Data

You can find the consolidated financial statements of the Company and its subsidiaries in our 2003 Annual Report at the pages indicated in the parentheses. All of this information is incorporated in this report by reference.

•	Consolidated Statements of Income—Years Ended December 31, 2003, 2002, and 2001 (page 13) (page 6 of Exhibit 13)

•	Consolidated Balance Sheets—December 31, 2003 and 2002 (page 15) (page 8 of Exhibit 13)

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2003, 2002, and 2001 (page 22) (page 15 of Exhibit 13)

•	Consolidated Statements of Comprehensive Income—Years Ended December 31, 2003, 2002, and 2001 (page 23) (page 16 of Exhibit 13)

•	Segment Information (page 24) (page 17 of Exhibit 13)

•	Notes to Consolidated Financial Statements (pages 27-42) (pages 20-35 of Exhibit 13).

Also incorporated by reference are the following portions of the 2003 Annual Report:

•	Information on quarterly results of operations, which can be found under “Selected Quarterly Data (unaudited),” at page 25 (page 18 of Exhibit 13)

•	The Report of Independent Auditors at page 44 (page 37 of Exhibit 13).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-K) is recorded, processed, summarized, and reported on a timely basis.

Our management, with the participation of Sidney Taurel, chairman, president, and chief executive officer, and Charles E. Golden, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of December 31, 2003, and concluded that they are effective.

Changes in Internal Controls

During the fourth quarter of 2003, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.	Directors and Executive Officers of the Company

Information relating to our Board of Directors is found in our Proxy Statement dated March 12, 2004, under “Board of Directors” at pages 52-55 (pages 8-11 of Schedule 14A filed with the SEC on the EDGAR database), and is incorporated in this report by reference. Information relating to our executive officers is found at Part I, Item 1 of this Form 10-K under “Executive Officers of the Company.”

We have adopted a code of ethics that complies with the applicable SEC and New York Stock Exchange requirements. The code is set forth in:

•	The Red Book, a comprehensive code of ethical and legal business conduct applicable to all employees worldwide and to our Board of Directors; and

•	Code of Ethical Conduct for Lilly Financial Management, a supplemental code for our chief executive officer and all members of financial management that focuses on accounting, financial reporting, internal controls, and financial stewardship.

Both documents are online on our web site at http://investor.lilly.com/code_business_conduct.cfm. In the event of any amendments to, or waivers from, a provision of the code affecting the chief executive officer, chief financial officer, chief accounting officer, controller, or persons performing similar functions, we intend to post on the above web site within five business days after the event a description of the amendment or waiver as required under applicable SEC rules. We will maintain that information on our web site for at least 12 months.

Item 11.	Executive Compensation

You can find information on executive compensation and director compensation in the Proxy Statement under “Directors’ Compensation” at page 62 (page 18 of Schedule 14A) and “Executive Compensation” at pages 66-72 (pages 22-28 of Schedule 14A). That information is incorporated in this report by reference, except that the Compensation Committee Report and the Performance Graph are not incorporated in this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

You can find information relating to ownership of the Company’s common stock by management and by persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock in the Proxy Statement under “Ownership of Company Stock,” at pages 73-74 (pages 29-30 of Schedule 14A). That information is incorporated in this report by reference.

You can find information relating to shares of the Company’s common stock authorized for issuance under equity compensation plans in the Proxy Statement under “Equity Compensation Plan Information,” at page 77 (page 33 of Schedule 14A). That information is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

Information related to the fees and services of our independent auditor, Ernst & Young LLP, can be found in the Proxy Statement under “Services Performed by the Independent Auditor” and “Independent Auditor Fees” at pages 64-65 (pages 20-21 of Schedule 14A). That information is incorporated in this report by reference.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries, included in our 2003 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8:

•	Consolidated Statements of Income—Years Ended December 31, 2003, 2002, and 2001 (page 13) (page 6 of Exhibit 13)

•	Consolidated Balance Sheets—December 31, 2003 and 2002 (page 15) (page 8 of Exhibit 13)

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2003, 2002, and 2001 (page 22) (page 15 of Exhibit 13)

•	Consolidated Statements of Comprehensive Income—Years Ended December 31, 2003, 2002, and 2001 (page 23) (page 16 of Exhibit 13)

•	Segment Information (page 24) (page 17 of Exhibit 13)

•	Notes to Consolidated Financial Statements (pages 27-42) (pages 20-35 of Exhibit 13)

(a)2.	Financial Statement Schedules

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

(a)3.	Exhibits

3.1	Amended Articles of Incorporation

3.2	By-laws

4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Norwest Bank Minnesota, N.A., as successor Rights Agent

4.2	Amendment No. 1 to Rights Agreement dated as of May 27, 2003, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent

4.3	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

4.4	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

4.5	Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 2005[1]

4.6	Form of Indenture with respect to Capital Securities dated August 5, 1999 between Lilly del Mar, Inc. and Citibank, N.A., as Trustee[1]

4.7	Form of Resettable Coupon Capital Security due 2029 of Lilly del Mar, Inc.[1]

4.8	Form of Floating Rate Capital Security due 2029 of Lilly del Mar, Inc.[1]

4.9	Form of Fiscal Agency Agreement dated March 22, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Puttable Reset Securities PURSsm due March 22, 2021[1]

4.10	Form of Puttable Reset Securities PURSsm due March 22, 2021[1]

4.11	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resetable Floating Rate Debt Security due May 15, 2037[1]

[1] This exhibit is not filed with this Report. Copies will be furnished to the Securities and Exchange Commission upon request.

4.12	Form of Resetable Floating Rate Debt Security due May 15, 2037[1]

10.1	1989 Lilly Stock Plan, as amended[2]

10.2	1994 Lilly Stock Plan, as amended[2]

10.3	1998 Lilly Stock Plan, as amended[2]

10.4	2002 Lilly Stock Plan[2]

10.5	Lilly GlobalShares Stock Plan, as amended[2]

10.6	The Lilly Deferred Compensation Plan, as amended[2]

10.7	The Lilly Directors’ Deferral Plan, as amended[2]

10.8	The Eli Lilly and Company EVA Bonus Plan, as amended[2,3]

10.9	The Eli Lilly and Company Bonus Plan[2]

10.10	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended[2]

10.11	Letter agreement dated September 17, 2001 between the company and Sidney Taurel, Chairman, President, and Chief Executive Officer, concerning Mr. Taurel’s request that his base salary for 2002 be reduced to $1.00 [2]

12.	Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

13.	Annual Report to Shareholders for the Year Ended December 31, 2003 (portions incorporated by reference into this Form 10-K)

21.	List of Subsidiaries

23.	Consent of Independent Auditors

31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board, President, and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer

32.	Section 1350 Certification

99.	Cautionary Statement under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures

[2] Indicates management contract or compensatory plan. [3] Terminated December 31, 2003.

(b)  Reports on Form 8-K

During the fourth quarter of 2003, the Company filed one Form 8-K, on October 22, 2003, furnishing information in connection with its public release of financial results for the third quarter of 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eli Lilly and Company

By	/s/Sidney Taurel

Sidney Taurel, Chairman of the Board,
President and Chief Executive Officer

March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Sidney Taurel	Chairman of the Board, President, Chief Executive
Officer, and a Director (principal executive officer)
SIDNEY TAUREL

/s/Charles E. Golden	Executive Vice President, Chief Financial Officer,
and a Director (principal financial officer)
CHARLES E. GOLDEN

/s/Arnold C. Hanish	Chief Accounting Officer
(principal accounting officer)
ARNOLD C. HANISH

/s/Steven C. Beering	Director

STEVEN C. BEERING, M.D.

/s/ Sir Winfried Bischoff	Director

SIR WINFRIED BISCHOFF

/s/Martin S. Feldstein	Director

MARTIN S. FELDSTEIN, Ph.D.

Signature	Title

/s/George M. C. Fisher	Director

GEORGE M. C. FISHER

/s/Karen N. Horn	Director

KAREN N. HORN, Ph.D.

/s/Alfred G. Gilman	Director

ALFRED G. GILMAN, M.D., Ph.D.

/s/Ellen R. Marram	Director

ELLEN R. MARRAM

/s/Franklyn G. Prendergast	Director

FRANKLYN G. PRENDERGAST, M.D., Ph.D.

Director
SIR JOHN ROSE

s/Kathi P. Seifert	Director
KATHI P. SEIFERT

Trademarks Used In This Report

Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this report, appear with an initial capital and are followed by the symbol ® or ™, as applicable. In subsequent uses of the marks in the report, the symbols are omitted.

Index to Exhibits

The following documents are filed as part of this report:

Exhibit		Location

3.1	Amended Articles of Incorporation	Attached

3.2	By-laws	Incorporated by reference from Exhibit 3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001

4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent	Attached

4.2	Amendment No. 1 to Rights Agreement dated as of May 27, 2003, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent	Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-A/A, Amendment No. 1, dated May 29, 2003

4.3	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478

4.4	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on February 1, 1991	Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478

4.5	Form of Fiscal and Paying Agency Agreement dated February 7, 1995, between Eli Lilly and Company and Citibank, N.A., Fiscal and Paying Agent, including forms of Notes, relating to 8-3/8% Notes Due February 7, 2005	*

4.6	Form of Indenture with respect to Capital Securities dated August 5, 1999, between Lilly del Mar, Inc. and Citibank, N.A., as Trustee	*

4.7	Form of Resettable Coupon Capital Security due 2029 of Lilly del Mar, Inc.	*

*	Not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.

Exhibit		Location
4.8	Form of Floating Rate Capital Security due 2029 of Lilly del Mar, Inc.	*

4.9	Form of Fiscal Agency Agreement dated March 22, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Puttable Reset Securities PURSsm due March 22, 2021	*

4.10	Form of Puttable Reset Securities PURSsm due March 22, 2021	*

4.11	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resettable Floating Rate Debt Security due May 15, 2037	*

4.12	Form of Resettable Floating Rate Debt Security due May 15, 2037	*

10.1	1989 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s report on Form 10-K for the year ended December 31, 2000

10.2	1994 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

10.3	1998 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

10.4	2002 Lilly Stock Plan	Incorporated by reference from the Appendix to the Company’s Proxy Statement dated March 4, 2002

10.5	The Lilly GlobalShares Stock Plan	Incorporated by reference from Exhibit 10.5 to the Company’s Report of Form 10-K for the year ended December 31, 2002

10.6	The Lilly Deferred Compensation Plan, as amended	Attached

Exhibit		Location
10.7	The Lilly Directors’ Deferral Plan, as amended	Attached

10.8	The Eli Lilly and Company EVA® Bonus Plan, as amended	Incorporated by reference from Exhibit 10.6 to the Company’s Report on Form 10-K for the year ended December 31, 2001

10.9	The Eli Lilly and Company Bonus Plan	Incorporated by reference from Appendix B to the Company’s Proxy Statement dated March 12, 2004

10.10	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended	Incorporated by reference from Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

10.11	Letter Agreement dated September 17, 2001 between the Company and Sidney Taurel, Chairman, President, and Chief Executive Officer, concerning Mr. Taurel’s request that his base salary for 2002 be reduced to $1.00	Incorporated by reference from Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

12.	Statement regarding Computation of Ratio of Earnings from Continuing Operations to Fixed Charges	Attached

13.	Annual Report to Shareholders for the Year Ended December 31, 2003 (portions incorporated by reference in this Form 10-K)	Attached

21.	List of Subsidiaries	Attached

23.	Consent of Independent Auditors	Attached

31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board, President, and Chief Executive Officer	Attached

31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer	Attached

32	Section 1350 Certification	Attached

99	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures	Attached