Form 10-Q
period 2004-06-30
LILLY ELI & CO
filed 2004-08-05
CIK 59478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

Yes   X    No

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.

Yes   X    No

     The number of shares of common stock outstanding as of July 20, 2004:

Class	Number of Shares Outstanding
Common	1,130,571,660

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
Deferred Compensation Plan
Change in Control Severance Pay Plan
2007 Change in Control Severance Pay Plan
Statement Re: Computation of Earnings Per Share
Statement Re: Computation of Ratio of Earnings
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of CEO and CFO
Cautionary Statement

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in millions, except per-share data)
Net sales	$3,556.3	$3,088.2	$6,933.2	$5,977.6

Cost of sales	796.4	643.0	1,548.1	1,264.3
Research and development	684.2	542.5	1,330.8	1,072.1
Marketing and administrative	1,170.2	1,043.3	2,234.1	1,957.8
Acquired in-process research and development	—	—	362.3	—
Asset impairments, restructuring, and other special charges	108.9	—	108.9	353.9
Interest expense	7.5	19.9	16.8	35.4
Other income – net	(49.1)	(48.4)	(121.5)	(87.7)

	2,718.1	2,200.3	5,479.5	4,595.8

Income before income taxes	838.2	887.9	1,453.7	1,381.8
Income taxes	181.3	195.7	396.4	282.6

Net income	$656.9	$692.2	$1,057.3	$1,099.2

Earnings per share - basic	$.61	$.64	$.98	$1.02

Earnings per share - diluted	$.60	$.64	$.97	$1.02

Dividends paid per share	$.355	$.335	$.71	$.67

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ELI LILLY AND COMPANY AND SUBSIDIARIES

	June 30, 2004	December 31, 2003
	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,396.7	$2,756.3
Short-term investments	1,014.8	957.0
Accounts receivable, net of allowances of $84.6 (2004) and $79.5 (2003)	1,973.6	1,854.7
Other receivables	459.3	477.6
Inventories	2,058.9	1,963.0
Deferred income taxes	589.1	500.6
Prepaid expenses	295.8	249.5

TOTAL CURRENT ASSETS	8,788.2	8,758.7

OTHER ASSETS
Prepaid pension	1,583.1	1,613.3
Investments	3,576.1	3,374.6
Sundry	1,689.3	1,392.5

	6,848.5	6,380.4
PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	11,802.0	11,068.0
Less allowances for depreciation	(4,666.9)	(4,529.0)

	7,135.1	6,539.0

	$22,771.8	$21,678.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$1,597.7	$196.5
Accounts payable	788.8	875.9
Employee compensation	411.5	387.4
Dividends payable	400.7	398.3
Income taxes payable	1,723.0	1,749.8
Other liabilities	1,802.0	1,942.7

TOTAL CURRENT LIABILITIES	6,723.7	5,550.6

LONG-TERM DEBT	3,532.0	4,687.8
OTHER NONCURRENT LIABILITIES	2,016.9	1,674.9

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock	707.2	702.3
Additional paid-in capital	3,066.4	2,610.0
Retained earnings	9,756.2	9,470.4
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(116.0)	(118.6)
Accumulated other comprehensive loss	(176.8)	(160.1)

	10,602.0	9,869.0
Less cost of common stock in treasury.	102.8	104.2

	10,499.2	9,764.8

	$22,771.8	$21,678.1

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Six Months Ended June 30,
	2004	2003
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,057.3	$1,099.2
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities, net of effect of acquisition of Applied Molecular Evolution	(549.2)	(370.2)
Depreciation and amortization	297.6	288.6
Change in deferred taxes	136.1	144.5
Acquired in-process research and development	362.3	—
Asset impairments, restructuring, and other special charges, net of tax	81.7	243.3
Other, net	135.4	11.6

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,521.2	1,417.0

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(971.7)	(666.4)
Net change in short-term investments	(47.0)	774.0
Purchase of noncurrent investments	(2,106.5)	(2,697.7)
Proceeds from sales and maturities of noncurrent investments	1,737.4	2,142.6
Cash paid for acquisition of Applied Molecular Evolution, net of cash acquired	(71.7)	—
Other, net	(60.5)	(22.5)

NET CASH USED IN INVESTING ACTIVITIES	(1,520.0)	(470.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(769.2)	(719.1)
Purchase of common stock and other capital transactions	—	(281.1)
Issuances of common stock under stock plans	75.8	45.7
Net change in short-term borrowings	324.1	(237.0)
Net (repayments) issuances of long-term debt	(4.7)	292.4

NET CASH USED IN FINANCING ACTIVITIES	(374.0)	(899.1)

Effect of exchange rate changes on cash and cash equivalents	13.2	43.5

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(359.6)	91.4

Cash and cash equivalents at January 1	2,756.3	1,945.9

CASH AND CASH EQUIVALENTS AT JUNE 30	$2,396.7	$2,037.3

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in millions)
Net income	$656.9	$692.2	$1,057.3	$1,099.2
Other comprehensive income (loss)[1]	8.2	164.6	(16.6)	229.5

Comprehensive income	$665.1	$856.8	$1,040.7	$1,328.7

[1] The significant components of other comprehensive income (loss) were gains of $172.6 million and $202.7 million from foreign currency translation adjustments for the three months and six months ended June 30, 2003, respectively.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

We operate in one significant business segment – pharmaceutical products. Operations of our animal health business segment are not material and share many of the same economic and operating characteristics as our pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the second quarter of 2004 and 2003 was $35.0 million and $52.8 million, respectively, and $88.5 million and $109.8 million for the six months ended June 30, 2004 and 2003, respectively.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the three months and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in millions)
Net sales – to unaffiliated customers
Neurosciences	$1,593.1	$1,361.8	$3,091.2	$2,586.8
Endocrinology	1,119.0	967.9	2,176.3	1,904.3
Oncology	313.2	257.8	607.2	498.4
Cardiovascular	179.8	169.4	345.6	334.5
Animal health	179.6	166.5	362.0	339.3
Anti-infectives	118.6	116.0	243.7	238.1
Other pharmaceuticals	53.0	48.8	107.2	76.2

Net sales	$3,556.3	$3,088.2	$6,933.2	$5,977.6

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

CONTINGENCIES

Three generic pharmaceutical manufacturers, Zenith Goldline Pharmaceuticals, Inc. (Zenith), Dr. Reddy’s Laboratories, Ltd. (Reddy), and Teva Pharmaceuticals (Teva), have submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa® in various dosage forms several years prior to the expiration of our U.S. patents for the product, alleging that our patents are invalid or not infringed. In April 2001, we filed suit against Zenith in the U.S. District Court for the Southern District of Indiana seeking a ruling that the challenges to our compound patent (expiring in 2011) are without merit. We filed similar suits in the same court against Reddy in June 2001 and Teva in September 2002. The cases have been consolidated. A trial before a district court judge in Indianapolis was held in January and February of 2004. A ruling from the trial court is expected in the summer of 2004. Regardless of the trial court’s ruling, we anticipate that appeals will follow. If we are unsuccessful at the trial court level, we cannot predict whether any of the generic companies would launch generic versions of Zyprexa prior to a final resolution of any appeals. We believe that the generic manufacturers’ claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October 2002, we were notified that Barr Laboratories, Inc. (Barr), had submitted an ANDA with the U.S. Food and Drug Administration (FDA) seeking permission to market a generic version of Evista® several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. In November 2002, we filed suit against Barr in the U.S. District Court for the Southern District of Indiana seeking a ruling that Barr’s challenges to our patents claiming the method of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. In June 2003, Barr added a challenge to one of our additional patents (expiring in 2017) claiming a component in the pharmaceutical form of Evista. That patent has been added to the lawsuit. The suit is in discovery and the trial is now scheduled to begin on February 13, 2006. While we believe that Barr’s claims are without merit and expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In July 2002, we received a grand jury subpoena for documents from the Office of Consumer Litigation, Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. We received subpoenas seeking additional documents in July 2003 and July 2004. We continue to cooperate with the government and have provided a broad range of information concerning our U.S. marketing and promotional practices, including documents relating to communications with physicians and the remuneration of physician consultants and advisers. In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it has commenced a civil investigation relating to our U.S. marketing and promotional practices. Based on the information provided by the U.S. Attorney’s office, we believe that the products involved include Prozac® and Zyprexa. We are cooperating with the U.S. Attorney in this investigation. It is possible that other Lilly products could become subject to these investigations. We continue to review and enhance policies and procedures designed to ensure that our marketing and promotional practices, physician communications, and remuneration of healthcare professionals comply with promotional laws and regulations. It is possible that the outcome of the above matters could include criminal charges and fines and/or civil penalties. We cannot predict or determine the outcome of the above matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operation, liquidity, and financial position.

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

The litigation accruals and environmental liabilities have been reflected in our consolidated condensed balance sheet at the gross amount of approximately $218.2 million at June 30, 2004. Estimated insurance recoverables of approximately $76.6 million at June 30, 2004, have been reflected as assets in the consolidated condensed balance sheet.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in millions, except per-share data)
Net income, as reported	$656.9	$692.2	$1,057.3	$1,099.2
Add: Compensation expense for stock-based performance awards included in reported net income, net of related tax effects	15.2	7.0	30.4	13.2
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(74.4)	(61.8)	(148.5)	(126.9)

Pro forma net income	$597.7	$637.4	$939.2	$985.5

Earnings per share:
Basic, as reported	$.61	$.64	$.98	$1.02

Basic, pro forma	$.55	$.59	$.87	$.92

Diluted, as reported	$.60	$.64	$.97	$1.02

Diluted, pro forma	$.55	$.59	$.86	$.91

SHAREHOLDERS’ EQUITY

As of June 30, 2004, we have purchased $2.08 billion of our previously announced $3.0 billion share repurchase program. During the six months ended June 30, 2004, we did not repurchase any stock pursuant to this program and we do not expect any significant share repurchases during the remainder of 2004.

RETIREMENT BENEFITS

Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in millions)
Components of net periodic benefit cost
Service cost	$61.5	$46.9	$120.7	$93.8
Interest cost	71.1	66.7	142.0	133.4
Expected return on plan assets	(97.6)	(95.0)	(194.8)	(190.0)
Amortization of prior service cost.	2.2	1.9	4.4	3.8
Recognized actuarial loss	21.1	12.1	42.0	24.2

Net periodic benefit cost	$58.3	$32.6	$114.3	$65.2

	Retiree Health Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(Dollars in millions)
Components of net periodic benefit cost
Service cost	$10.3	$13.0	$22.1	$26.0
Interest cost	15.4	17.2	32.8	34.4
Expected return on plan assets	(14.7)	(13.9)	(29.4)	(27.8)
Amortization of prior service cost.	(3.9)	(3.9)	(7.8)	(7.8)
Recognized actuarial loss	12.6	12.8	29.2	25.6

Net periodic benefit cost	$19.7	$25.2	$46.9	$50.4

We previously disclosed in our consolidated financial statements for the year ended December 31, 2003, that we expected to contribute approximately $26.0 million to our defined benefit pension plans in 2004 to satisfy minimum funding requirements and an additional $300.0 million and $125.0 million of discretionary funding for our defined benefit pension plans and postretirement health benefit plans, respectively. We confirm these full-year 2004 minimum and discretionary funding expectations. As of June 30, 2004, a total of $30.8 million of contributions has been made to these plans.

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

On May 19, 2004, the FASB issued FASB Staff Position (FSP) 106-2, which provides guidance regarding the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA). The FSP specifies that, for plans with benefits that are determined to be actuarially equivalent to the Medicare Part D benefits, the plan sponsor will be entitled to a tax-free subsidy under the MMA. We have determined that our plan is actuarially equivalent and, therefore, we are entitled to the subsidy. Following our adoption of the provisions of FSP 106-2 in the second quarter of 2004, we remeasured the accumulated postretirement benefit obligation (APBO) to reflect the effects of the MMA as of the effective date of the MMA (December 8, 2003), and recognized the financial statement effect retroactively. This had no material impact on the APBO, our consolidated financial position, or results of operations.

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

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from AME at the date of acquisition are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $9.6 million. Goodwill resulting from this acquisition has been fully allocated to the pharmaceutical products segment. No portion of this goodwill is expected to be deductible for tax purposes. AME’s results of operations are included in our consolidated financial statements from the date of acquisition.

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

Estimated Fair Value at
February 12, 2004
(Dollars in millions)
Cash and short-term investments	$38.7
Acquired in-process research and development	362.3
Platform technology	17.9
Goodwill	9.6
Other assets and liabilities - net	14.3

Total estimated purchase price	$442.8

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

ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER SPECIAL CHARGES

As part of our ongoing strategic review of our manufacturing and research and development strategies, we made decisions during the second quarter of 2004 that resulted in the impairment of certain assets. This review did not result in any closure of facilities or layoffs, but certain assets located at various sites were affected. We have ceased using these assets, their carrying value was written down to zero, and all the assets are being disposed of or their destruction has commenced. The asset impairment charges incurred in the second quarter of 2004 aggregated $108.9 million and are included in asset impairments, restructuring, and other special charges in our consolidated condensed income statement.

Similarly, in the first quarter of 2003, management approved global manufacturing strategies across our product portfolio to improve plant performance and efficiency, including the outsourcing of production of certain anti-infective products. These decisions resulted in the impairment of certain assets, primarily manufacturing assets in the U.S. This review did not result in any closure of facilities, but certain assets located at various manufacturing sites were affected. We have ceased using these assets and all these assets have been disposed of or their destruction has commenced. The impairment charges were necessary to adjust the carrying value of these assets to zero. These asset impairment charges incurred in the first quarter of 2003 totaled $114.6 million and are included in asset impairments, restructuring, and other special charges in our consolidated condensed statement of income.

In December 2002, we initiated a plan of eliminating approximately 700 positions worldwide in order to streamline our infrastructure. While a substantial majority of affected employees were successfully placed in other positions in the company, severance expenses were incurred in the first quarter of 2003 for those employees who elected a severance package. The restructuring and other special charges incurred in the first quarter of 2003 were $52.5 million, consisting primarily of voluntary severance expenses, which have been included in asset impairments, restructuring, and other special charges in our consolidated condensed statement of income. All this charge has been expended.

In August 2001, we licensed from Isis Pharmaceuticals, Inc. (Isis), Affinitak™, a non-small-cell lung cancer drug candidate, and entered into an agreement regarding an ongoing research collaboration. In conjunction with this agreement, we purchased approximately 4.2 million shares of Isis common stock with a cost basis of approximately $68.0 million and we committed to loan Isis $100 million over the four-year term of the research agreement. The Isis loan is repayable at the end of the research agreement term in cash or Isis stock, at Isis’s option, using a conversion price of $40 per share. In addition, we committed to loan Isis $21.2 million for the building of a manufacturing suite for Affinitak. On March 17, 2003, we announced, along with Isis, the results of the Phase III trial that evaluated Affinitak when combined with chemotherapy in patients with advanced non-small-cell lung cancer. No difference was observed in the overall survival of the two groups. Due to this announcement and the decline in Isis’s stock price that occurred in the previous 12 months, we concluded in the first quarter of 2003 that our investment in Isis common stock was other-than-temporarily impaired as defined by generally accepted accounting principles. For the same reasons, it was probable that the value of the consideration that we will be eligible to receive from Isis pursuant to the terms of the loan agreements will be less than the carrying amount of the loans. Therefore, in the first quarter of 2003, we recognized an impairment in our investment in Isis common stock of $55.0 million and a reserve related to the loans of $92.9 million. In addition, we recognized a charge of $38.9 million for contractual obligations related to Affinitak. The primary portion of this charge resulted from our supply agreement with Isis. The supply agreement obligated us to pay certain costs associated with work-in-process and raw materials and other costs that were triggered when we canceled our order of Affinitak. The remaining portion of the charge resulted from our contractual obligations related to the conduct of Affinitak clinical trials. Substantially all our contractual obligations have been fulfilled. The stock and loan impairments and other special charges incurred in the first quarter of 2003 related to this relationship totaled $186.8 million and have been included in the asset impairments, restructuring, and other special charges category in our consolidated condensed statement of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Executive Overview

I. Financial Summary

Net income was $656.9 million, or $.60 per share, for the second quarter of 2004 compared with $692.2 million, or $.64 per share, for the second quarter of 2003, representing decreases in earnings and earnings per share of 5 percent and 6 percent, respectively. Net income and earnings per share in the second quarter of 2004 were affected by sales growth that was more than offset by costs of goods sold and research and development expenses increasing at a rate greater than sales, as well as the asset impairment charges of $108.9 million discussed above. Net income was $1.06 billion, or $.97 per share, for the first half of 2004 compared with $1.10 billion, or $1.02 per share, for the first half of 2003, representing decreases in net income and earnings per share of 4 percent and 5 percent, respectively. Net income and earnings per share for the first six months of 2004 were driven by the same factors affecting the second quarter of 2004, as well as the acquired IPR&D charges and related tax effects attributable to the AME acquisition.

Comparisons between the three- and six-month periods ended June 30, 2004 and 2003, are influenced by the following items that are reflected in our operating results (see Notes to Consolidated Condensed Financial Statements for additional information).

2004

•	We recognized asset impairment charges of $108.9 million (pretax), which decreased earnings per share by $.08 in the second quarter of 2004.

•	We incurred a charge for acquired IPR&D of $362.3 million (no tax benefit) related to the acquisition of AME, which decreased earnings per share by $.33 in the first quarter of 2004.

2003

•	We streamlined our infrastructure in the first quarter of 2003, resulting in severance-related and other charges of $52.5 million (pretax), which decreased earnings per share by $.03.

•	We recognized asset impairments, primarily relating to manufacturing assets in the U.S., totaling $114.6 million (pretax) in the first quarter of 2003, which decreased earnings per share by $.07.

•	Separately, we recognized asset impairments and other charges of $186.8 million (pretax) in the first quarter of 2003 related primarily to our common stock ownership and loan agreements with Isis, which decreased earnings per share by $.13.

II. Recent Product Launches and Late-Stage Product Pipeline Developments

•	We are in the process of rolling out the global launches of seven important products, indications, or formulations – Alimta®, Cialis®, Forteo®, Strattera®, Symbyax™, Zyprexa IntraMuscular, and Zyprexa for bipolar maintenance.

•	Duloxetine for the treatment of moderate-to-severe stress urinary incontinence (SUI) in women was recommended for approval by the European Committee for Medicinal Products for Human Use in March. Marketing authorization by the European Commission and subsequent launch of the product is expected later this year.

•	The U.S. Food and Drug Administration (FDA) granted full approval in May for Gemzar®, in combination with paclitaxel, for the first-line treatment of patients with metastatic breast cancer.

•	Evista was launched during May in Japan as the first selective estrogen receptor modulator for the treatment of osteoporosis in postmenopausal women. Evista was launched in Japan with Chugai Pharmaceutical Co. Ltd., our Japanese marketing partner.

•	In late June, Lilly and Amylin Pharmaceuticals, Inc., submitted a New Drug Application to the FDA for regulatory approval of exenatide, the first in a new class of medicines known as incretin mimetics, for the treatment of type 2 diabetes.

•	In early August, the FDA approved Cymbalta® for the treatment of major depressive disorder. Cymbalta acts as a reuptake inhibitor of serotonin and norepinepherine to treat the broad range of emotional and physical symptoms of depression. We expect to launch Cymbalta in the U.S. in late August.

III. Legal and Regulatory Matters

•	In March 2004, we were notified by the U.S. Attorney’s office for the Eastern District of Pennsylvania that it has commenced a civil investigation relating to our U.S. marketing and promotional practices. We believe that the products involved include Prozac and Zyprexa.

•	In May, the filing of posttrial briefs in the U.S. Zyprexa patent trial was completed. We continue to expect a ruling from the U.S. district court judge this summer.

Additional information regarding certain of these significant events is included in the Notes to Consolidated Condensed Financial Statements and elsewhere in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sales

Second-quarter and first-half 2004 sales growth of 15 percent and 16 percent, respectively, was primarily driven by increased sales of Zyprexa, Strattera, Evista, Forteo, and Gemzar. Sales in the U.S. increased by $209.5 million, or 12 percent, and $413.8 million, or 12 percent, for the second quarter and first half of 2004, respectively, compared with the respective periods of 2003. Sales outside the U.S. increased $258.6 million, or 20 percent, and $541.8 million, or 22 percent, for the second quarter and first half of 2004, respectively. Worldwide sales volume in the second quarter of 2004 increased 9 percent, while exchange rates and selling prices increased sales by 4 and 3 percent, respectively (numbers do not add due to rounding). Worldwide sales volume, exchange rates, and selling prices for the first half of 2004 increased 9 percent, 4 percent, and 2 percent, respectively (numbers do not add due to rounding).

The following tables summarize our net sales activity for the three- and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30,	Percent
				2003	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2003
	(Dollars in millions)
Zyprexa	$696.1	$516.2	$1,212.3	$1,045.5	16
Gemzar	129.6	163.7	293.3	254.6	15
Humalog	180.1	105.2	285.3	254.1	12
Evista	170.9	105.7	276.6	223.5	24
Humulin	113.1	146.2	259.3	255.5	1
Animal health products	75.2	104.4	179.6	166.5	8
Strattera	177.3	1.3	178.6	74.8	NM
Fluoxetine products	69.3	60.5	129.8	175.0	(26)
Anti-infectives	29.8	88.8	118.6	116.0	2
Actos	83.9	28.5	112.4	116.3	(3)
ReoPro	53.4	48.4	101.8	94.5	8
Forteo	56.8	8.5	65.3	13.7	NM
Xigris	29.5	19.1	48.6	36.1	35
Cialis[2]	0.4	31.8	32.2	15.6	NM
Alimta	16.6	1.2	17.8	—	NM
Symbyax	7.9	—	7.9	—	NM
Other pharmaceutical products	86.5	150.4	236.9	246.5	(4)

Total net sales	$1,976.4	$1,579.9	$3,556.3	$3,088.2	15

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30,	Percent
				2003	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2003
	(Dollars in millions)
Zyprexa	$1,317.0	$993.6	$2,310.6	$2,003.8	15
Gemzar	257.7	314.6	572.3	488.5	17
Humalog	347.7	204.8	552.5	502.9	10
Evista	331.1	178.3	509.4	437.5	16
Humulin	222.2	286.5	508.7	496.5	2
Animal health products	144.6	217.4	362.0	339.3	7
Strattera	317.7	2.0	319.7	129.7	NM
Fluoxetine products	172.8	122.1	294.9	325.0	(9)
Actos	213.9	51.8	265.7	249.5	7
Anti-infectives	57.7	186.0	243.7	238.1	2
ReoPro	98.8	96.7	195.5	187.6	4
Forteo	93.5	12.6	106.1	17.8	NM
Xigris	61.8	35.4	97.2	72.0	35
Cialis[2]	0.7	64.8	65.5	20.5	NM
Symbyax	41.6	—	41.6	—	NM
Alimta	28.2	1.2	29.4	—	NM
Other pharmaceutical products	166.0	292.4	458.4	468.9	(2)

Total net sales	$3,873.0	$3,060.2	$6,933.2	$5,977.6	16

NM – Not meaningful

1 U.S. sales include sales in Puerto Rico.

2 Cialis had worldwide second-quarter and first-quarter 2004 sales of $137.2 million and $108.3 million, respectively, representing a sequential increase of 27 percent. The sales shown in the tables above represent results in the territories in which we market Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture territory sales, net of expenses, is reported in net other income in our consolidated condensed income statement.

Product Highlights

Zyprexa-Symbyax franchise sales increased 17 percent, to $1.22 billion, in the second quarter of 2004 compared with the second quarter of 2003 and 17 percent, to $2.35 billion, in the first half of 2004 compared with the first half of 2003. Zyprexa sales in the U.S. increased 7 percent in the second quarter of 2004 compared with the second quarter of 2003, despite a decline in underlying demand due to continued competitive pressures. The increase in U.S. Zyprexa sales was due to a reduction in rebate reserves, primarily Medicaid, following a routine review, and also to wholesaler stocking during the second quarter of 2004. As previously described in our 2003 Annual Report on Form 10-K under Application of Critical Accounting Policies, we consider various factors in determining the appropriate accrual for Medicaid rebates, including our rebate payments as a percent of historical sales as well as any significant changes in sales trends, current Medicaid rebate laws and interpretations, the percent of our products that are sold to Medicaid recipients, and our product pricing and current rebate/discount contracts across all customer groups. As a result of our review of these factors in the second quarter of 2004, we determined that our Medicaid rebate reserves needed to be reduced. Excluding the reserve adjustment and wholesaler stocking, U.S. Zyprexa sales would have declined in the second quarter of 2004 compared with the second quarter of 2003. Zyprexa sales in the U.S. increased 5 percent in the first half of 2004 compared with the first half of 2003. Zyprexa sales outside the U.S. increased 31 percent and 33 percent, respectively, for the second quarter and first half of 2004, primarily driven by strong volume growth in a number of major markets due to the continued conversion of older antipsychotic agents to atypicals and the impact of foreign exchange rates. Excluding the impact of exchange rates, sales of Zyprexa outside the U.S. increased by 20 percent for both the second quarter and first half of 2004.

Symbyax was launched in the U.S. in January 2004. Symbyax combines olanzapine (the active ingredient in Zyprexa) and fluoxetine (the active ingredient in Prozac) to treat bipolar depression. Symbyax is the first FDA-approved medication for this difficult-to-treat condition. Second-quarter and first-half sales in 2004 were $7.9 million and $41.6 million, respectively. Sales in the first quarter of 2004 included approximately $30 million of wholesaler stocking.

Diabetes care products, composed primarily of Humalog®, Humulin®, and Actos®, had worldwide net sales of $674.9 million and $1.36 billion in the second quarter and first half of 2004, respectively, an increase of 5 percent and 6 percent, respectively, compared with the same periods last year. Diabetes care revenues in the U.S. in the second quarter of 2004 decreased 1 percent, to $391.5 million, while revenues outside the U.S. increased 16 percent, to $283.4 million. For the first half of 2004, diabetes care revenues in the U.S. decreased 1 percent, to $804.8 million, while revenues outside the U.S. increased 20 percent, to $551.2 million. Humalog sales in the U.S. increased 11 percent and 5 percent for the quarter and six-month periods ended June 30, 2004, while sales outside the U.S. for the same periods increased 15 percent and 20 percent, respectively. Humulin sales in the U.S. decreased 9 percent for both the quarter and six-month period ended June 30, 2004, due to continuing competitive pressures, while sales outside the U.S. for the same periods increased 11 percent and 13 percent, respectively. Actos revenues, the majority of which represent service revenues from a copromotion agreement in the U.S. with Takeda Pharmaceuticals North America (Takeda), decreased 3 percent for the second quarter but increased 7 percent for the six-month period ended June 30, 2004. Actos is manufactured by Takeda Chemical Industries, Ltd., and sold in the U.S. by Takeda. As previously disclosed, since our share of revenue from the agreement with Takeda will vary from quarter to quarter based on contract terms, Actos revenue will not necessarily track with product sales. As a result, it is difficult to make quarterly comparisons for Actos revenue.

The growth in Gemzar sales in the second quarter of 2004 comprised a 2 percent decrease in the U.S. and a 34 percent increase outside the U.S. The decline in second-quarter 2004 U.S. Gemzar sales was a result of wholesaler destocking and competitive pressures. For the first half of 2004, Gemzar sales were essentially flat in the U.S. and increased 37 percent outside the U.S. In May 2004, the FDA approved Gemzar, in combination with paclitaxel, as a first-line treatment for metastatic breast cancer.

Evista sales in the U.S. increased 6 percent and 5 percent in the second quarter and first half of 2004, respectively. The U.S. sales growth was due to a price increase in the fourth quarter of 2003 and wholesaler destocking in the second quarter of 2003, offset partially by a decline in U.S. prescription volume resulting from continued declines in the postmenopausal osteoporosis prevention market and continued competitive pressures in the treatment segment. Evista sales outside the U.S. increased 68 percent and 44 percent in the second quarter and first half of 2004, respectively. We launched Evista in Japan in May 2004 for the treatment of osteoporosis in postmenopausal women. The significant increase in sales outside the U.S. in the second quarter of 2004 was primarily due to the launch in Japan and strong growth in a number of other major markets.

Strattera, the only nonstimulant medicine approved for the treatment of ADHD in children, adolescents, and adults, generated $178.6 million of sales during the second quarter of 2004 compared with $141.1 million of sales in the first quarter of 2004, representing a sequential increase of 27 percent. Strattera was launched in the U.S. in January 2003 and in the United Kingdom in July 2004.

Forteo, a treatment for severe osteoporosis, was launched in December 2002. Second-quarter 2004 sales were $65.3 million compared with first-quarter 2004 sales of $40.8 million, representing a sequential increase of 60 percent.

Xigris® had second-quarter 2004 sales growth of 17 percent in the U.S. compared with 2003, while sales outside the U.S. increased 75 percent during the same period. Xigris sales for the first half of 2004 increased 19 percent and 78 percent in the U.S. and outside the U.S., respectively.

Cialis was launched in the U.S. in December 2003. The $137.2 million of worldwide Cialis sales in the second quarter of 2004 comprises $32.2 million of sales in our territories, which are reported in our net sales, and $105.0 million of sales in the joint-venture territories. The $245.5 million of worldwide Cialis sales in the first half of 2004 comprises $65.5 million of sales in our territories and $180.0 million of sales in the joint-venture territories. Within the joint-venture territories, the U.S. sales of Cialis were $50.8 million and $83.6 million for the quarter and six months ended June 30, 2004, respectively.

Alimta, a treatment for malignant pleural mesothelioma, was launched in the U.S. in February 2004 and we have submitted Alimta for approval for second-line non-small-cell lung cancer (NSCLC) in the U.S. In July, the Oncologic Drugs Advisory Committee recommended to the FDA that accelerated approval be granted for Alimta for the second-line treatment of NSCLC. We anticipate FDA approval in the third quarter of 2004. In addition, the European Committee for Medicinal Products for Human Use recommended in June to the European Commission that approval be granted for Alimta, in combination with cisplatin, for the treatment for malignant pleural mesothelioma and, as a monotherapy, for second-line non-small-cell lung cancer. Marketing authorization by the European Commission for both indications is expected later this year.

Gross Margin, Costs, and Expenses

For the second quarter of 2004, gross margins declined 1.6 percentage points, to 77.6 percent of net sales, compared with the second quarter of 2003. For the first half of 2004, gross margins declined 1.1 percentage points, to 77.7 percent of net sales, compared with the first half of 2003. This decrease was due to investment in our manufacturing technical capabilities and capacity and the impact of foreign exchange rates, offset partially by a favorable product mix.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 17 percent and 18 percent for the second quarter and first half of 2004, respectively, compared with the same periods of 2003. Investment in research and development increased 26 percent, to $684.2 million, and 24 percent, to $1.33 billion, for the second quarter and first half of 2004, respectively, due to increased clinical trial and development expenses and increased incentive compensation and benefits expense. Marketing and administrative expenses increased 12 percent, to $1.17 billion, and 14 percent, to $2.23 billion, for the second quarter and first half of 2004, respectively, primarily attributable to selling and marketing expenses in support of the new and anticipated product launches, the impact of foreign exchange rates, and increased incentive compensation and benefits expense.

Interest expense declined despite an increase in our outstanding debt. This decline was caused by increased capitalization of our interest costs as more of our debt supported capital asset construction.

Net other income for the quarter and six-month period ended June 30, 2004, increased $0.7 million, to $49.1 million, and $33.8 million, to $121.5 million, respectively. The increase in the first half of 2004 was primarily due to income related to a previously assigned patent arrangement of $30.0 million that was recognized in the first quarter of 2004 and the outlicensing of legacy products, offset partially by an increase in the net loss of the Lilly ICOS LLC joint venture, due primarily to increased marketing costs.

For the second quarter and first half of 2004, the effective tax rates were 21.6 percent and 27.3 percent, respectively, compared with 22.0 percent and 20.5 percent for the respective periods of 2003. The effective tax rate for the first half of 2004 was affected by the charge for acquired IPR&D related to the AME acquisition, which is not deductible for tax purposes.

FINANCIAL CONDITION

As of June 30, 2004, cash, cash equivalents, and short-term investments totaled $3.41 billion compared with $3.71 billion at December 31, 2003. Cash flow from operations for the first half of 2004 of $1.52 billion was more than offset by dividends paid of $769.2 million and net capital expenditures of $971.7 million. Total debt at June 30, 2004, was $5.13 billion, an increase of $245.4 million from December 31, 2003. The increase in debt was primarily due to the issuance of commercial paper.

In June 2004, we called for redemption $825.0 million of long-term debt, effective in early August 2004. As a result, the debt was reclassified as a short-term borrowing on June 30, 2004. The redemption will be initially financed by the issuance of commercial paper.

We believe that cash to be generated from operations in 2004, along with available cash and cash equivalents, will be sufficient to fund most of our remaining 2004 operating needs, including debt service, capital expenditures, and dividends. We will likely issue additional debt in the remainder of 2004 to fund remaining cash requirements and to refinance some of our short-term borrowings. We believe that, if necessary, amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. Various risks and uncertainties, including those discussed in the Other Matters and Financial Expectations for 2004 sections, may affect our operating results and cash generated from operations.

OTHER MATTERS

Three generic pharmaceutical manufacturers, Zenith Goldline Pharmaceuticals, Inc. (Zenith), Dr. Reddy’s Laboratories, Ltd. (Reddy), and Teva Pharmaceuticals (Teva), have submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product, alleging that our patents are invalid or not infringed. In April 2001, we filed suit against Zenith in the U.S. District Court for the Southern District of Indiana seeking a ruling that the challenges to our compound patent (expiring in 2011) are without merit. We filed similar suits in the same court against Reddy in June 2001 and Teva in September 2002. The cases have been consolidated. A trial before a district court judge in Indianapolis was held in January and February of 2004. A ruling from the trial court is expected in the summer of 2004. Regardless of the trial court’s ruling, we anticipate that appeals will follow. If we are unsuccessful at the trial court level, we cannot predict whether any of the generic companies would launch generic versions of Zyprexa prior to a final resolution of any appeals. We believe that the generic manufacturers’ claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In July 2002, we received a grand jury subpoena for documents from the Office of Consumer Litigation, Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. We received subpoenas seeking additional documents in July 2003 and July 2004. We continue to cooperate with the government and have provided a broad range of information concerning our U.S. marketing and promotional practices, including documents relating to communications with physicians and the remuneration of physician consultants and advisers. In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it has commenced a civil investigation relating to our U.S. marketing and promotional practices. Based on the information provided by the U.S. Attorney’s office, we believe that the products involved include Prozac and Zyprexa. We are cooperating with the U.S. Attorney in this investigation. It is possible that other Lilly products could become subject to these investigations. We continue to review and enhance policies and procedures designed to ensure that our marketing and promotional practices, physician communications, and remuneration of healthcare professionals comply with promotional laws and regulations. It is possible that the outcome of the above matters could include criminal charges and fines and/or civil penalties. We cannot predict or determine the outcome of the above matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

FINANCIAL EXPECTATIONS FOR 2004

For the third quarter of 2004, excluding unusual items, we expect earnings per share to be in the range of $.67 to $.68. Including the per-share impact of $.33 for the acquired IPR&D charge related to the acquisition of AME in the first quarter of 2004 and asset impairments of $.08 in the second quarter of 2004, we expect earnings per share for 2004 to be in the range of $2.39 to $2.44, excluding future unusual items. We are not currently aware of any material unusual items that will occur in the remainder of 2004. For the full-year 2004, we expect low double-digit sales growth. For Zyprexa, we expect continued strong international sales growth in the second half of 2004. In the U.S., Zyprexa’s sales in the second half of 2004 are expected to decline compared with the second half of 2003. For the full-year 2004, we continue to anticipate worldwide sales growth for Zyprexa. In addition, for the full-year 2004, we expect gross margins as a percent of sales to decline approximately 1.5 percentage points compared with the prior year, marketing and administrative expenses to grow in the single digits, and research and development expenses to grow in the mid-teens. Further, we expect that other income/deductions (net other income less interest expense) will be approximately $200 million to $250 million for 2004. We expect the reported tax rate for 2004 to increase slightly from 2003, due to the nondeductibility of the acquired IPR&D charge related to the AME acquisition in the first quarter of 2004.

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

Our management, with the participation of Sidney Taurel, chairman, president, and chief executive officer, and Charles E. Golden, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2004, and concluded that they are effective.

(b)	Changes in Internal Controls. During the second quarter of 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2002, the Office of Consumer Litigation, Department of Justice, instituted a grand jury investigation related to our U.S. marketing and promotional practices and physician communications with respect to Evista. That investigation is ongoing. In addition, in March 2004, we were notified that the office of the U.S. Attorney for the Eastern District of Pennsylvania has commenced a civil investigation relating to our U.S. marketing and promotional practices. Based on the information provided by the U.S. Attorney’s office, we believe that the products involved include Prozac and Zyprexa. We are cooperating with the government in these investigations. It is possible that the outcome of these investigations could include criminal charges and fines and/or civil penalties. While we cannot predict or determine the outcome of these matters, it is possible that an adverse outcome could have a material adverse effect on our consolidated financial position, liquidity, and results of operations.

See Part I, Item 2, Other Matters, for more information on the above matters.

In October 2002, we were notified that Barr Laboratories, Inc., had submitted an ANDA with the U.S. Food and Drug Administration (FDA) seeking permission to market a generic version of Evista several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. In November 2002, we filed suit against Barr in the U.S. District Court for the Southern District of Indiana seeking a ruling that Barr’s challenges to our patents claiming the method of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. In June 2003, Barr added a challenge to one of our additional patents (expiring in 2017) claiming a component in the pharmaceutical form of Evista. That patent has been added to the lawsuit. The suit is in discovery and the trial is now scheduled to begin on February 13, 2006. While we believe that Barr’s claims are without merit and expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

We refer to Part I, Item 3, of our Form 10-K annual report for 2003 for the discussion of product liability litigation involving diethylstilbestrol (DES) and vaccines containing the preservative thimerosal. In the DES litigation, we have been named as a defendant in approximately 105 suits involving approximately 160 claimants. In the thimerosal litigation, we have been named as a defendant in approximately 325 suits with approximately 925 claimants.

We have been named in approximately 60 product liability cases in the United States involving plaintiffs claiming a variety of injuries from the administration of Zyprexa. Most of the cases allege that the product caused or contributed to diabetes or high blood-glucose levels. We are vigorously defending these suits. All the federal cases will be transferred to Judge Jack Weinstein in the Federal District Court for the Eastern District of New York for pretrial proceedings. Two motions requesting certification of nationwide class actions on behalf of those who allegedly suffered injuries from the administration of Zyprexa were filed in the Federal District Court for the Eastern District of New York on April 16, 2004, and May 19, 2004.

In 2003, three counties in New York (Suffolk, Rockland, and Westchester) sued us and many other pharmaceutical manufacturers, claiming in general that as a result of alleged improprieties by the manufacturers in the calculation and reporting of average wholesale prices for purposes of Medicaid reimbursement, the counties overpaid their portion of the cost of pharmaceuticals. In July of 2004, Central Alabama Comprehensive Healthcare, Inc., in Alabama filed a similar suit relating to Public Health Service pricing. The suits seek monetary and other relief, including civil penalties and treble damages. The three New York county suits have been transferred to the U.S. District Court for the District of Massachusetts for pretrial proceedings (along with several other suits to which Lilly is not a party). The Suffolk County case is now the subject of a pending motion to dismiss, and the Rockland and Westchester cases are stayed pending the resolution of that motion. While we are vigorously defending these cases, given their early procedural stage, we cannot predict or determine the outcome of this litigation, and therefore we can provide no assurance that we will prevail.

We, along with several other pharmaceutical companies, have been named in five cases in Minnesota and one case in New Jersey alleging that the conduct of pharmaceutical companies in preventing commercial importation of prescription drugs from outside the United States violated antitrust laws. While we intend to vigorously defend these suits, given their early procedural stage, we cannot predict or determine the outcome of this litigation.

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

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes the activity related to repurchases of our equity securities during the six-month period ended June 30, 2004:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	per Share	Programs	Programs
Period	(a)	(b)	(c)	(d)
	(in thousands)			(Dollars in millions)
January 2004	11	$69.25	—	$920.0
February 2004	73	71.90	—	920.0
March 2004	44	65.62	—	920.0
April 2004	20	67.08	—	920.0
May 2004	17	69.71	—	920.0
June 2004	9	72.62	—	920.0

Total	174		—

The amounts presented in columns (a) and (b) above represent purchases of common stock related to employee stock option exercises. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.0 billion share repurchase program announced in March 2000. As of June 30, 2004, we have purchased $2.08 billion related to this program. During the first half of 2004, no shares were repurchased pursuant to this program and we do not expect to purchase any shares under this program during the remainder of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following documents are filed as exhibits to this Report:

EXHIBIT 10.1	Lilly Deferred Compensation Plan

EXHIBIT 10.2	Change in Control Severance Pay Plan for Select Employees (amended and restated effective July 1, 2004)

EXHIBIT 10.3	2007 Change in Control Severance Pay Plan for Select Employees

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings From Continuing Operations to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures

(b) Reports on Form 8-K.

We filed a Form 8-K on April 19, 2004, which furnished a copy of our press release announcing our first-quarter financial results as well as informing readers of our upcoming webcast to discuss our first-quarter financial results on the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY (Registrant)

Date	August 5, 2004	s/Alecia A. DeCoudreaux

Alecia A. DeCoudreaux
Secretary and Deputy General Counsel

Date	August 5, 2004	s/Arnold C. Hanish

Arnold C. Hanish
Executive Director, Finance, and
Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

Exhibit
EXHIBIT 10.1	Lilly Deferred Compensation Plan

EXHIBIT 10.2	Change in Control Severance Pay Plan for Select Employees (amended and restated effective July 1, 2004)

EXHIBIT 10.3	2007 Change in Control Severance Pay Plan for Select Employees

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings From Continuing Operations to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures