Form 10-Q
period 2004-09-30
LILLY ELI & CO
filed 2004-11-05
CIK 59478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

Yes [X]    No  [   ]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.

Yes [X]    No  [   ]

The number of shares of common stock outstanding as of October 20, 2004:

Class	Number of Shares Outstanding
Common	1,131,639,100

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
2002 Lilly Stock Plan
Statement re: Computation of Earnings per Share
Statement re: Computation of Ratio of Earnings to Fixed Charges
Certification of Sidney Taurel, Chairman, President and CEO
Certification of Charles E. Golden, Executive Vice President and CFO
Section 1350 Certification
Cautionary Statement

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in millions except per-share data)
Net sales	$3,280.4	$3,139.4	$10,213.6	$9,117.0

Cost of sales	810.1	679.3	2,358.2	1,943.6
Research and development	654.8	568.1	1,985.6	1,640.2
Marketing and administrative	951.9	963.4	3,186.0	2,921.2
Acquired in-process research and development	—	—	362.3	—
Asset impairments, restructuring, and other special charges	—	—	108.9	353.9
Interest expense	18.5	15.8	35.3	51.2
Other income–net	(123.1)	(3.1)	(244.6)	(90.8)

	2,312.2	2,223.5	7,791.7	6,819.3

Income before income taxes	968.2	915.9	2,421.9	2,297.7
Income taxes	213.0	201.5	609.4	484.1

Net income	$755.2	$714.4	$1,812.5	$1,813.6

Earnings per share – basic	$.70	$.66	$1.67	$1.68

Earnings per share – diluted	$.69	$.66	$1.66	$1.68

Dividends paid per share	$.355	$.335	$1.065	$1.005

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ELI LILLY AND COMPANY AND SUBSIDIARIES

	September 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,577.4	$2,756.3
Short-term investments	1,596.9	957.0
Accounts receivable, net of allowances of $62.8 (2004) and $69.3 (2003)	1,913.1	1,864.9
Other receivables	429.7	477.6
Inventories	2,092.0	1,963.0
Deferred income taxes	643.6	500.6
Prepaid expenses	333.0	249.5

TOTAL CURRENT ASSETS	9,585.7	8,768.9

OTHER ASSETS
Prepaid pension	1,873.6	1,613.3
Investments	3,665.3	3,374.6
Sundry	1,578.4	1,392.5

	7,117.3	6,380.4
PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	12,191.2	11,068.0
Less allowances for depreciation	(4,708.3)	(4,529.0)

	7,482.9	6,539.0

	$24,185.9	$21,688.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$1,668.6	$196.5
Accounts payable	680.4	875.9
Employee compensation	466.1	387.4
Dividends payable	—	398.3
Income taxes payable	1,874.4	1,749.8
Other liabilities	1,852.4	1,952.9

TOTAL CURRENT LIABILITIES	6,541.9	5,560.8

LONG-TERM DEBT	4,510.5	4,687.8
OTHER NONCURRENT LIABILITIES	1,823.5	1,674.9

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common stock	707.6	702.3
Additional paid-in capital	3,093.3	2,610.0
Retained earnings	10,526.9	9,470.4
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(114.7)	(118.6)
Accumulated other comprehensive loss	(164.9)	(160.1)

	11,413.2	9,869.0
Less cost of common stock in treasury	103.2	104.2

	11,310.0	9,764.8

	$24,185.9	$21,688.3

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,812.5	$1,813.6
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities, net of effect of acquisition of Applied Molecular Evolution	(648.4)	(199.1)
Depreciation and amortization	460.8	441.9
Change in deferred taxes	97.8	157.0
Acquired in-process research and development	362.3	—
Asset impairments, restructuring, and other special charges, net of tax	81.7	243.3
Other, net	154.4	23.4

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,321.1	2,480.1

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(1,428.1)	(1,048.8)
Net change in short-term investments	(629.4)	774.0
Purchase of noncurrent investments	(3,270.3)	(3,897.4)
Proceeds from sales and maturities of noncurrent investments	2,882.7	3,663.6
Cash paid for acquisition of Applied Molecular Evolution, net of cash acquired	(71.7)	—
Other, net	(203.1)	(77.7)

NET CASH USED IN INVESTING ACTIVITIES	(2,719.9)	(586.3)

CASH FLOWS FROM FINANCING ACTIVITIES Dividends paid	(1,154.3)	(1,082.1)
Purchase of common stock and other capital transactions	—	(281.1)
Issuances of common stock under stock plans	88.9	69.7
Net change in short-term borrowings	1,218.2	(237.4)
Net (repayments) issuances of long-term debt	73.2	562.6

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	226.0	(968.3)

Effect of exchange rate changes on cash and cash equivalents	(6.1)	44.7

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(178.9)	970.2
Cash and cash equivalents at January 1	2,756.3	1,945.9

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$2,577.4	$2,916.1

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in millions)
Net income	$755.2	$714.4	$1,812.5	$1,813.6
Other comprehensive income (loss)[1]	11.9	35.1	(4.7)	264.6

Comprehensive income	$767.1	$749.5	$1,807.8	$2,078.2

1 The significant components of other comprehensive income were gains of $205.5 million and $58.2 million from foreign currency translation adjustments and net unrealized gains on securities, respectively, for the nine months ended September 30, 2003.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION

We operate in one significant business segment – pharmaceutical products. Operations of our animal health business segment are not material and share many of the same economic and operating characteristics as our pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business was $50.7 million and $38.8 million for the quarters ended September 30, 2004 and 2003, respectively, and $139.3 million and $148.9 million for the nine months ended September 30, 2004 and 2003, respectively.

SALES BY PRODUCT CATEGORY

Worldwide sales by product category for the three months and nine months ended September 30, 2004 and 2003, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in millions)
Net sales – to unaffiliated customers
Neurosciences	$1,431.4	$1,454.2	$4,522.6	$4,041.0
Endocrinology	988.0	943.8	3,164.3	2,848.1
Oncology	354.6	253.8	961.9	751.8
Animal health	185.4	174.5	547.4	513.7
Cardiovascular	157.3	160.8	502.9	495.2
Anti-infectives	107.7	111.5	351.4	348.6
Other pharmaceuticals	56.0	40.8	163.1	118.6

Net sales	$3,280.4	$3,139.4	$10,213.6	$9,117.0

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior period amounts to conform with current-period presentation.

CONTINGENCIES

Three generic pharmaceutical manufacturers, Zenith Goldline Pharmaceuticals, Inc. (Zenith), Dr. Reddy’s Laboratories, Ltd. (Reddy), and Teva Pharmaceuticals (Teva), have submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa® in various dosage forms several years prior to the expiration of our U.S. patents for the product, alleging that our patents are invalid, unenforceable, or not infringed. In April 2001, we filed suit against Zenith in the U.S. District Court for the Southern District of Indiana seeking a ruling that the challenges to our compound patent (expiring in 2011) are without merit. We filed similar suits in the same court against Reddy in June 2001 and Teva in September 2002. The cases have been consolidated. A trial before a district court judge in Indianapolis was held in January and February of 2004 and we are awaiting the court’s decision. Regardless of the trial court’s ruling, we anticipate that appeals will follow. If we are unsuccessful at the trial court level, we cannot predict whether any of the generic companies would launch generic versions of Zyprexa prior to a final resolution of any appeals. We believe that the generic manufacturers’ claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October 2002, we were notified that Barr Laboratories, Inc. (Barr), had submitted an ANDA with the U.S. Food and Drug Administration (FDA) seeking permission to market a generic version of Evista® several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. In November 2002, we filed suit against Barr in the U.S. District Court for the Southern District of Indiana seeking a ruling that Barr’s challenges to our patents claiming the method of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. Recently, Barr has also asserted that the method of use patents are unenforceable. On September 28, 2004, the U.S. Patent and Trademark Office issued to us a new patent (expiring in 2017) directed to pharmaceutical compositions containing raloxifene. Barr has challenged this patent, alleging that the patent is invalid, unenforceable, or will not be infringed. This patent has been added to the lawsuit. The suit is in discovery and the trial is now scheduled to begin on February 13, 2006. While we believe that Barr’s claims are without merit and expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In July 2002, we received a grand jury subpoena for documents from the Office of Consumer Litigation, Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. We received subpoenas seeking additional documents in July 2003, July 2004, and August 2004. We continue to cooperate with the government and have provided a broad range of information concerning our U.S. marketing and promotional practices, including documents relating to communications with physicians and the remuneration of physician consultants and advisers. In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it had commenced a civil investigation relating to our U.S. marketing and promotional practices. Based on the information provided by the U.S. Attorney’s office, we believe that the products involved include Prozac® and Zyprexa. We are cooperating with the U.S. Attorney in this investigation. It is possible that other Lilly products could become subject to these investigations. We continue to review and enhance policies and procedures designed to ensure that our marketing and promotional practices, physician communications, and remuneration of health care professionals comply with promotional laws and regulations. It is possible that the outcome of the above matters could include criminal charges and fines and/or civil penalties. We cannot predict or determine the outcome of the above matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

We have been named as a defendant in numerous product liability lawsuits involving primarily three products, diethylstilbestrol (DES), thimerosal, and Zyprexa. With respect to current claims, we have accrued for our estimated exposures to the extent they are both probable and estimable based on the information available to us. In addition, we have accrued for certain claims incurred but not filed to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. We expect the cash amounts related to the accruals to be paid out over the next several years. A portion of the costs associated with defending and disposing of these suits is covered by insurance. We estimate insurance recoverables based on existing deductibles, coverage limits, and the existing and projected future level of insolvencies among the insurance carriers.

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

The litigation accruals and environmental liabilities have been reflected in our consolidated condensed balance sheet at the gross amount of approximately $209.9 million at September 30, 2004. Estimated insurance recoverables of approximately $73.6 million at September 30, 2004, have been reflected as assets in the consolidated condensed balance sheet.

While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against us or the ultimate cost of environmental matters, we believe that, except as noted above with respect to the U.S. Zyprexa and Evista patent litigation and the marketing and promotional practices investigations, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in millions, expect per-share data)
Net income, as reported	$755.2	$714.4	$1,812.5	$1,813.6
Add: Compensation expense for stock-based performance awards included in reported net income, net of related tax effects	11.4	(13.2)	41.8	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(71.2)	(43.2)	(219.7)	(170.1)

Pro forma net income	$695.4	$658.0	$1,634.6	$1,643.5

Earnings per share:
Basic, as reported	$.70	$.66	$1.67	$1.68

Basic, pro forma	$.64	$.61	$1.51	$1.53

Diluted, as reported	$.69	$.66	$1.66	$1.68

Diluted, pro forma	$.64	$.61	$1.50	$1.52

SHAREHOLDERS’ EQUITY

As of September 30, 2004, we have purchased $2.08 billion of our previously announced $3.0 billion share repurchase program. During the nine months ended September 30, 2004, we did not repurchase any stock pursuant to this program and we do not expect any significant share repurchases during the remainder of 2004.

RETIREMENT BENEFITS

Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in millions)
Components of net periodic benefit cost
Service cost	$60.3	$53.3	$181.0	$147.1
Interest cost	70.2	66.1	212.2	199.5
Expected return on plan assets	(98.4)	(96.5)	(293.2)	(286.5)
Amortization of prior service cost	1.0	1.9	5.4	5.7
Recognized actuarial loss	25.3	14.8	67.3	39.0

Net periodic benefit cost	$58.4	$39.6	$172.7	$104.8

	Retiree Health Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in millions)
Components of net periodic benefit cost
Service cost	$13.6	$4.9	$35.7	$30.9
Interest cost	14.0	10.9	46.8	45.3
Expected return on plan assets	(14.9)	(12.4)	(44.3)	(40.2)
Amortization of prior service cost	(4.1)	(3.9)	(11.9)	(11.7)
Recognized actuarial loss	14.3	12.3	43.5	37.9

Net periodic benefit cost	$22.9	$11.8	$69.8	$62.2

The increase in our net periodic benefit cost of our defined benefit pension plans in 2004 was primarily due to a decrease in our discount rate assumption and amortization of the prior years’ actuarial loss.

We previously disclosed in our consolidated financial statements for the year ended December 31, 2003, that we expected to contribute approximately $26.0 million to our defined benefit pension plans in 2004 to satisfy minimum funding requirements and an additional $300.0 million and $125.0 million of discretionary funding for our defined benefit pension plans and postretirement health benefit plans, respectively. During the first nine months of 2004, we have contributed $345.8 million to our defined benefit pension plans and $31.3 million to our postretirement health benefit plans. Our historical practice has been to make the maximum tax-deductible contributions to our defined benefit pension plans for each plan year. To the extent possible, we typically make these contributions in the same calendar year as the plan year. Consistent with this practice, and in anticipation of increased available cash in 2005 due to the American Jobs Creation Act of 2004 (see Subsequent Events footnote), we plan to contribute an additional $390 million to our defined benefit pension plans in the fourth quarter of 2004. Also, we anticipate making an additional $100 million of discretionary funding to our postretirement health benefit plans in the fourth quarter of 2004. Therefore, for the full year 2004, we anticipate contributing approximately $735 million and $130 million to our defined benefit pension plans and postretirement health benefit plans, respectively.

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

On May 19, 2004, the FASB issued FASB Staff Position (FSP) 106-2, which provides guidance regarding the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA). The FSP specifies that, for plans with benefits that are determined to be actuarially equivalent to the Medicare Part D benefits, the plan sponsor will be entitled to a tax-free subsidy under the MMA. We have determined that our plan is actuarially equivalent and, therefore, we are entitled to the subsidy. Following our adoption of the provisions of FSP 106-2 in the second quarter of 2004, we remeasured the accumulated postretirement benefit obligation (APBO) to reflect the effects of the MMA as of the effective date of the MMA (December 8, 2003) and recognized the financial statement effect retroactively. This had no material impact on the APBO, our consolidated financial position, or results of operations.

APPLIED MOLECULAR EVOLUTION ACQUISITION

On February 12, 2004, we acquired all the outstanding common stock of Applied Molecular Evolution, Inc. (AME), in a tax-free merger. Under the terms of the merger agreement, each outstanding share of AME common stock was exchanged for our common stock or a combination of cash and our stock valued at $18. The aggregate purchase price of approximately $442.8 million consisted of issuance of 4.2 million shares of our common stock valued at $314.8 million, issuance of 0.7 million replacement options to purchase shares of our common stock in exchange for the remaining outstanding AME options valued at $37.6 million, cash of $85.4 million for AME common stock and options for certain AME employees, and transaction costs of $5.0 million. The fair value of our common stock was derived using a per-share value of $74.14, which was our average closing stock price for February 11 and 12, 2004. The fair value for the options granted was derived using a Black-Scholes valuation method using assumptions consistent with those we used in valuing employee options. Replacement options to purchase our common stock granted as part of this acquisition have terms equivalent to the AME options that were replaced.

In addition to acquiring the rights to two compounds currently under development, we expect the acquisition of AME’s protein optimization technology to create synergies that will accelerate our ability to discover and optimize biotherapeutic drugs for cancer and critical care as well as diabetes and obesity, areas in which proteins are of great therapeutic benefit.

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

ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER SPECIAL CHARGES

As part of our ongoing strategic review of our manufacturing and research and development strategies to maximize performance and efficiencies, including the streamlining of manufacturing operations and research and development activities, we made decisions during the second quarter of 2004 that resulted in the impairment of certain assets. This review did not result in any closure of facilities or layoffs, but certain assets located at various sites were affected. We have ceased using these assets, their carrying value was written down to zero, and all the assets are being disposed of or their destruction has commenced. The asset impairment charges incurred in the second quarter of 2004 aggregated $108.9 million and are included in asset impairments, restructuring, and other special charges in our consolidated condensed income statement.

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

SUBSEQUENT EVENTS

Restructuring and Asset Impairment Announcement

In October 2004, the board of directors approved and we announced several actions designed to increase productivity, to address current challenges in the marketplace, and to leverage prior investments in our product portfolio. These actions affect primarily operations in research and development, manufacturing, and sales and marketing components and will have an impact on both infrastructure and personnel. We expect to substantially complete the restructuring activities by March 31, 2005, although certain activities may require additional time for completion throughout 2005.

The principal restructuring actions described below will result in the elimination of nearly 1,000 U.S. positions. The individuals affected by those eliminated positions will be given the opportunity to fill other open positions in the company. Each affected employee will also have the option to elect a voluntary severance package.

We will focus our research efforts on the therapeutic areas of neuroscience, endocrine, oncology, and cardiovascular and will discontinue our efforts in inflammation. We will close our RTP Laboratory site in Research Triangle Park, North Carolina. This site has historically been our center of excellence for high-throughput screening and combinatorial chemistry, but much of that technology has evolved such that these operations can be more efficiently performed in existing facilities in Indianapolis. These actions are expected to result in asset impairments and severance-related charges.

The mission of our Clinton, Indiana, manufacturing site will be narrowed to make products solely for the Elanco Animal Health business. The portion of that site that currently produces human pharmaceutical products will cease operation. Also, we will discontinue our plans to produce the bulk active ingredient for Xigris® at our Indianapolis operations. Although we remain committed to this important lifesaving product, we have determined that our manufacturing partner, Lonza Biologics plc, has enough capacity to supply anticipated Xigris demand for the foreseeable future. These actions are expected to result in asset impairments and severance-related charges.

We will close all district and regional sales offices throughout the United States, and these operations will now be managed from home-based offices. This change, which is consistent with standard industry practice, will provide cost savings. In addition, we will reorganize our U.S. sales force to create an organization that better meets customer needs as well as maximizes sales potential. We will also streamline some sales and marketing support activities as well as our field-based operations that support our medical function. These actions are expected to result in asset impairments, severance-related charges, and lease termination costs, which are not material individually or in the aggregate.

The costs associated with the restructuring actions in the aggregate will consist of asset impairments, severance expenses, and other charges estimated in a range of $320 million to $420 million (pretax), substantially all of which is expected to be reported in the fourth quarter of 2004. The estimated noncash charges total approximately $250 million to $320 million and consist of asset impairments, which primarily relate to Xigris manufacturing equipment in Indianapolis, human pharmaceutical manufacturing buildings and equipment at Clinton, Indiana, and the RTP Laboratory building and equipment. We will cease using these assets as described above and they will be disposed of or destroyed. The impairment charges will be necessary to adjust the carrying value of the assets to fair value. The estimated cash expenditures total approximately $70 million to $100 million and consist primarily of severance payments and, to a lesser extent, lease termination payments. These activities will generate an estimated net savings in the range of $150 million in 2005 with annual savings thereafter expected to be even larger. These cost savings will be accomplished by natural attrition, the results of a previously announced hiring freeze, employees who accept voluntary severance packages, and modest savings from asset impairments.

American Jobs Creation Act of 2004

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004. The act includes an incentive for companies to reinvest their foreign earnings in the United States by providing an 85 percent dividends-received deduction for certain dividends of overseas earnings received by a U.S. corporation from a controlled foreign corporation. As a result of the enactment of this incentive, we anticipate accruing tax in the fourth quarter of 2004 on eligible overseas earnings, which are expected to be repatriated in 2005. Under the legislation, we have approximately $8.0 billion of overseas earnings eligible for the 85 percent dividends-received deduction. As a result, up to $8.0 billion would be subject to tax under the incentive legislation and would result in a temporary increase in our effective tax rate. At this time, this incentive and its impact remain under consideration and evaluation.

Product Acquisition

In October 2004, we entered into an agreement with Merck KGaA (Merck) to acquire Merck’s compound for a potential treatment for insomnia. This compound is currently in Phase I clinical trials. At the inception of this agreement, this compound was in the development stage and no alternative future uses were identified. As with many development phase compounds, launch of the product, if approved, is not expected in the near term. This transaction is expected to close in November upon approval by the U.S. Federal Trade Commission under the Hart-Scott-Rodino Act (HSR). Our charge for acquired in-process research and development expense related to this arrangement will be approximately $29 million in the fourth quarter of 2004, assuming HSR approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATING RESULTS

Executive Overview

I. Financial Summary

Net income was $755.2 million, or $.69 per share, for the third quarter of 2004 compared with $714.4 million, or $.66 per share, for the third quarter of 2003, representing increases in net income and earnings per share of 6 percent and 5 percent, respectively. The increases in net income and earnings per share in the third quarter of 2004 were the result of sales growth, lower marketing and administrative expenses, and an increase in other income, partially offset by costs of goods sold and research and development expenses increasing at a rate greater than sales. Net income was $1.81 billion, or $1.66 per share, for the nine-month period of 2004 compared with $1.81 billion, or $1.68 per share, for the nine-month period of 2003, representing flat net income and a decrease in earnings per share of 1 percent. Net income and earnings per share for the first nine months of 2004 were driven by the same factors affecting the third quarter of 2004, as well as the acquired IPR&D charges and related tax effects attributable to the AME acquisition and the asset impairment charges discussed in the Asset Impairments, Restructuring, and Other Special Charges footnote.

Comparisons between the nine-month periods ended September 30, 2004 and 2003, are influenced by the following items that are reflected in our operating results (see Notes to Consolidated Condensed Financial Statements for additional information).

2004

•	We incurred a charge for acquired IPR&D of $362.3 million (no tax benefit) related to the acquisition of AME, which decreased earnings per share by $.33 in the first quarter of 2004.

•	We recognized asset impairment charges of $108.9 million (pretax), which decreased earnings per share by $.08 in the second quarter of 2004.

2003

•	We streamlined our infrastructure in the first quarter of 2003, resulting in severance-related and other charges of $52.5 million (pretax), which decreased earnings per share by $.03.

•	We recognized asset impairments, primarily relating to manufacturing assets in the U.S., totaling $114.6 million (pretax) in the first quarter of 2003, which decreased earnings per share by $.07.

•	Separately, we recognized asset impairments and other charges of $186.8 million (pretax) in the first quarter of 2003 related primarily to our common stock ownership and loan agreements with Isis, which decreased earnings per share by $.13.

II. Recent Product Launches and Late-Stage Product Pipeline Developments

•	We are in the process of rolling out the global launches of a number of important products, indications, or formulations – Alimta®, Cialis®, Cymbalta®, Forteo®, Gemzar®, Strattera®, Symbyax™, Yentreve®, Zyprexa IntraMuscular, and Zyprexa for bipolar maintenance.

•	The U.S. Food and Drug Administration approved Cymbalta, a balanced and potent selective serotonin and norepinephrine reuptake inhibitor, for the treatment of major depressive disorder. This breakthrough antidepressant, which treats both the emotional and painful physical symptoms of depression, was launched in the U.S. in late August. In September, Cymbalta received its second U.S. approval and became the first FDA-approved treatment for pain caused by diabetic peripheral neuropathy. The Committee for Medicinal Products in Human Use of the European Medicines Agency issued a positive opinion recommending approval of Cymbalta for the treatment of major depressive episodes. We expect the European Commission to grant marketing authorization by early 2005.

•	In August, the FDA granted accelerated approval for Alimta for the treatment of locally advanced or metastatic non-small-cell lung cancer. This represents the second approval for Alimta in 2004 after it was approved and launched for malignant pleural mesothelioma in the first quarter of 2004. In September, Alimta was granted marketing authorization by the European Commission for both the treatment of malignant pleural mesothelioma and as a second-line treatment for non-small-cell lung cancer. Alimta will be launched in several European countries later this year with additional European market launches in 2005.

•	The European Commission granted marketing authorization throughout the European Union for Yentreve, the first pharmaceutical widely approved for the treatment of moderate-to-severe stress urinary incontinence in women. Yentreve was launched in Germany, Denmark, Finland, Sweden, and the United Kingdom in mid-September and is anticipated to launch in additional European countries in the near future. Lilly and Boehringer Ingelheim submitted a complete response to the FDA approvable letter and anticipate U.S. approval for duloxetine for stress urinary incontinence in the first half of 2005.

•	The FDA granted full approval in May for Gemzar, in combination with paclitaxel, for the first-line treatment of patients with metastatic breast cancer.

•	In late June, Lilly and Amylin Pharmaceuticals, Inc., submitted a New Drug Application to the FDA for regulatory approval of exenatide, the first in a new class of medicines known as incretin mimetics, for the treatment of type 2 diabetes.

III. Legal, Regulatory, and Other Matters

•	In March 2004, we were notified by the U.S. Attorney’s office for the Eastern District of Pennsylvania that it has commenced a civil investigation relating to our U.S. marketing and promotional practices. We believe that the products involved include Prozac and Zyprexa.

•	In May, the filing of posttrial briefs in the U.S. Zyprexa patent trial was completed and we are awaiting the court’s decision.

•	In August, we announced that, upon product approval, we would disclose the results of all clinical trials for which Lilly is a sponsor via a publicly available registry by the end of the fourth quarter of this year. The registry will include results of all Phase I through Phase IV clinical trials of Lilly’s marketed products conducted anywhere in the world. Additionally, we will begin posting the initiation of all Phase III and Phase IV clinical trials via the registry.

Additional information regarding certain of these significant events is included in the Notes to Consolidated Condensed Financial Statements and elsewhere in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sales

Third-quarter 2004 sales grew 4 percent and sales for the first nine months of 2004 increased 12 percent compared with 2003 periods. Sales in the U.S. increased by $26.0 million, or 1 percent, and $439.8 million, or 8 percent, for the third quarter and nine-month period of 2004, respectively, compared with 2003. Sales outside the U.S. increased $115.1 million, or 9 percent, and $656.8 million, or 17 percent, for the third quarter and nine-month period of 2004, respectively. Worldwide sales volume in the third quarter of 2004 increased 1 percent, while exchange rates and selling prices increased sales by 2 and 1 percent, respectively.

Worldwide sales volume, exchange rates, and selling prices for the nine-month period of 2004 increased 7 percent, 4 percent, and 2 percent, respectively (numbers do not add due to rounding).

The following tables summarize our net sales activity for the three- and nine-month periods ended September 30, 2004 and 2003:

				Three Months
	Three Months Ended			Ended
	September 30, 2004			September 30,	Percent
				2003	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2003
		(Dollars in millions)
Zyprexa	$557.3	$466.4	$1,023.7	$1,127.6	(9)
Gemzar	152.3	160.4	312.7	250.6	25
Humalog	169.2	95.4	264.6	240.2	10
Evista	169.2	76.9	246.1	240.0	3
Humulin®	104.5	139.2	243.7	264.5	(8)
Animal health products	78.6	106.8	185.4	174.5	6
Strattera	160.5	3.1	163.6	108.0	51
Fluoxetine products	89.0	52.0	141.0	154.2	(9)
Anti-infectives	25.2	82.5	107.7	111.5	(3)
ReoPro®	46.8	43.0	89.8	88.2	2
Actos®	30.8	27.5	58.3	67.1	(13)
Forteo	47.6	10.5	58.1	21.6	NM
Xigris	29.9	19.4	49.3	37.8	30
Alimta	34.3	5.7	40.0	—	NM
Cialis[2]	0.3	30.8	31.1	21.8	43
Symbyax	13.5	—	13.5	—	NM
Other pharmaceutical products	121.3	130.5	251.8	231.8	9

Total net sales	$1,830.3	$1,450.1	$3,280.4	$3,139.4	4

				Nine Months
	Nine Months Ended			Ended
	September 30, 2004			September 30,	Percent
				2003	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2003
	(Dollars in millions)
Zyprexa	$1,874.3	$1,460.0	$3,334.3	$3,131.4	6
Gemzar	410.0	475.0	885.0	739.1	20
Humalog	517.0	300.1	817.1	743.1	10
Evista	500.3	255.1	755.4	677.4	12
Humulin	326.7	425.8	752.5	761.0	(1)
Animal health products	223.2	324.2	547.4	513.7	7
Strattera	478.2	5.1	483.3	237.7	103
Fluoxetine products	261.7	174.2	435.9	479.2	(9)
Anti-infectives	82.4	269.0	351.4	348.6	1
Actos	244.7	79.3	324.0	316.6	2
ReoPro	145.6	139.7	285.3	275.8	3
Forteo	141.1	23.1	164.2	39.4	NM
Xigris	91.7	54.8	146.5	109.7	34
Cialis[2]	0.9	95.6	96.5	42.2	129
Alimta	62.5	6.9	69.4	—	NM
Symbyax	55.0	—	55.0	—	NM
Other pharmaceutical products	288.1	422.3	710.4	702.1	1

Total net sales	$5,703.4	$4,510.2	$10,213.6	$9,117.0	12

NM – Not meaningful

1 U.S. sales include sales in Puerto Rico.

2 Cialis had worldwide third-quarter and second-quarter 2004 sales of $154.1 million and $137.2 million, respectively, a sequential increase of 12 percent. The sales shown in the tables above represent results in the territories in which we market Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture-territory sales, net of expenses, is reported in net other income in our consolidated condensed income statement.

Product Highlights

Zyprexa sales in the U.S. decreased 22 percent in the third quarter of 2004 compared with the third quarter of 2003 due to a decline in the underlying demand from continued competitive pressures as well as the combined effect of wholesaler destocking in the third quarter of 2004 and wholesaler stocking during the third quarter of last year, both caused by the timing of our price increases. Zyprexa sales in the U.S. decreased 5 percent in the nine-month period of 2004 compared with the nine-month period of 2003 due to competitive pressures. Zyprexa sales outside the U.S. increased 12 percent and 25 percent, respectively, for the third quarter and nine-month period of 2004, driven by volume growth in a number of major markets outside the U.S. International Zyprexa sales growth also benefited from the impact of foreign exchange rates. Excluding the impact of exchange rates, sales of Zyprexa outside the U.S. increased by 6 percent and 15 percent in the third quarter and nine-month period of 2004, respectively. We expect Zyprexa sales in the U.S. to decline in the fourth quarter of 2004 compared with the fourth quarter of 2003. We expect the international growth rate for Zyprexa to be stronger in the fourth quarter of 2004 compared with the third quarter of 2004. For the full year 2004, we expect some growth in worldwide sales of Zyprexa.

Diabetes care products, composed primarily of Humalog®, Humulin®, and Actos®, had worldwide net sales of $580.2 million and $1.94 billion in the third quarter and nine-month period of 2004, respectively, a decrease of 1 percent and an increase of 4 percent, respectively, compared with the same periods last year. Diabetes care revenues in the U.S. in the third quarter of 2004 decreased 8 percent, to $314.9 million, due primarily to continued competitive pressures in the insulin market, while revenues outside the U.S. increased 7 percent, to $265.3 million. For the nine-month period of 2004, diabetes care revenues in the U.S. decreased 3 percent, to $1.12 billion, while revenues outside the U.S. increased 15 percent, to $816.5 million. Despite a decline in prescription volume, Humalog sales in the U.S. increased 11 percent and 7 percent for the quarter and nine-month periods ended September 30, 2004, due primarily to price increases. Sales of Humalog outside the U.S. for the third quarter and nine-month period of 2004 increased 8 percent and 16 percent, respectively, compared with the same periods of 2003. Humulin sales in the U.S. decreased 18 percent and 12 percent for the quarter and nine-month period ended September 30, 2004, respectively, due to continuing competitive pressures, while sales outside the U.S. for the same periods increased 1 percent and 9 percent, respectively. Actos revenues, the majority of which represent service revenues from a copromotion agreement in the U.S. with Takeda Pharmaceuticals North America (Takeda), decreased 13 percent for the third quarter but increased 2 percent for the nine-month period ended September 30, 2004. Actos is manufactured by Takeda Chemical Industries, Ltd., and sold in the U.S. by Takeda. As previously disclosed, since our share of revenue from the agreement with Takeda will vary from quarter to quarter based on contract terms, Actos revenue will not necessarily track with product sales. As a result, it is difficult to make quarterly comparisons for Actos revenue.

The growth in Gemzar sales in the third quarter of 2004 consisted of a 25 percent increase both in the U.S. and outside the U.S. Gemzar sales in the U.S. increased due primarily to wholesaler destocking in the third quarter of last year caused by the timing of a price increase, as well as the approval of the metastatic breast cancer indication in the second quarter of 2004. For the nine-month period of 2004, Gemzar sales in the U.S. increased 8 percent while sales outside the U.S. increased 32 percent.

Evista sales in the U.S. decreased 3 percent in the third quarter, driven by a decline in underlying demand due to continued competitive pressures and increased 3 percent in the nine-month period of 2004. Evista sales outside the U.S. increased 16 percent and 34 percent in the third quarter and nine-month period of 2004, respectively.

Strattera, the only nonstimulant medicine approved for the treatment of ADHD in children, adolescents, and adults, generated $163.6 million of sales during the third quarter of 2004, a 51 percent increase over sales in the third quarter of 2003 but down sequentially compared with sales of $178.6 million in the second quarter of 2004. Underlying prescription volume for Strattera has sequentially increased; however, Strattera sales have sequentially declined due to U.S. wholesaler destocking in the third quarter of 2004, caused by the timing of a price increase. Strattera was launched in the U.S. in January 2003 and in the United Kingdom in July 2004.

Third-quarter 2004 sales of Forteo, a treatment for severe osteoporosis, were $58.1 million, a sequential decrease compared with second-quarter 2004 sales of $65.3 million. Underlying prescription volume for Forteo has sequentially increased; however, Forteo sales have sequentially declined due to U.S. wholesaler destocking in the third quarter of 2004 caused by the timing of a price increase.

Xigris® had third-quarter 2004 sales growth of 21 percent in the U.S. compared with 2003, while sales outside the U.S. increased 48 percent during the same period. Xigris sales for the nine-month period of 2004 increased 20 percent and 66 percent in the U.S. and outside the U.S., respectively.

Cialis was launched in the U.S. in December 2003. The $154.1 million of worldwide Cialis sales in the third quarter of 2004, a sequential increase compared with second quarter sales of $137.2 million, comprises $31.1 million of sales in our territories, which are reported in our net sales, and $123.0 million of sales in the joint-venture territories. The $399.6 million of worldwide Cialis sales in the nine-month period of 2004 comprises $96.5 million of sales in our territories and $303.1 million of sales in the joint-venture territories. Within the joint-venture territories, the U.S. sales of Cialis were $70.2 million and $153.8 million for the quarter and nine months ended September 30, 2004, respectively.

Alimta was launched in the U.S. in February 2004 for the treatment of malignant pleural mesothelioma and in August for second-line non-small-cell lung cancer (NSCLC). In addition, in September 2004, Alimta was granted marketing authorization by the European Commission for both the treatment of malignant pleural mesothelioma and as a second-line treatment for non-small-cell lung cancer. Alimta will be launched in several European countries later this year, with additional European market launches in 2005. Third-quarter 2004 sales of $40.0 million increased sequentially compared with second-quarter 2004 sales of $17.8 million. We are very pleased with the early sales results for Alimta.

Cymbalta was launched in the U.S. in late August 2004 for treatment of depression and in September 2004 for the treatment of diabetic peripheral neuropathic pain. Cymbalta generated $32.5 million in sales in the third quarter of 2004, due predominately to initial wholesaler stocking. We are very encouraged by early prescription trends for Cymbalta, which are above our expectations. We are also pleased with the trial rates among both primary care physicians and psychiatrists and by the amount of use of Cymbalta as a first-line therapy in a competitive antidepressant market.

Symbyax was launched in the U.S. in January 2004. Symbyax combines olanzapine (the active ingredient in Zyprexa) and fluoxetine (the active ingredient in Prozac) to treat bipolar depression. Symbyax is the first FDA-approved medication for this difficult-to-treat condition. Third-quarter and nine-month-period sales in 2004 were $13.5 million and $55.0 million, respectively. Sales in the nine-month period included approximately $30 million of wholesaler stocking in the first quarter of 2004.

Gross Margin, Costs, and Expenses

For the third quarter of 2004, gross margins declined 3.1 percentage points, to 75.3 percent of net sales, compared with the third quarter of 2003. For the nine-month period of 2004, gross margins declined 1.8 percentage points, to 76.9 percent of net sales, compared with the nine-month period of 2003. The decreases were due to investment in our manufacturing technical capabilities and capacity and the impact of foreign exchange rates. A decline in third quarter sales of Zyprexa, a higher margin product, contributed to the decreased gross margin. For the nine-month period, these factors were partially offset by a favorable product mix.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 5 percent and 13 percent for the third quarter and nine-month period of 2004, respectively, compared with the same periods of 2003. Investment in research and development increased 15 percent, to $654.8 million, and 21 percent, to $1.99 billion, for the third quarter and nine-month period of 2004, respectively, due to increased clinical trial and development expenses, increased incentive compensation and benefits expense, and reduced third-party reimbursements for research activities. Marketing and administrative expenses decreased 1 percent, to $951.9 million, for the third quarter primarily attributable to ongoing marketing cost-containment measures, offset partially by increased selling expenses in support of the new and anticipated product launches, the impact of foreign exchange rates, and increased incentive compensation and benefits expense. For the nine-month period of 2004, marketing and administrative expenses increased 9 percent, to $3.19 billion, primarily attributable to sales and marketing expenses in support of the new and anticipated product launches, the impact of foreign exchange rates, and increased incentive compensation and benefits expense. In addition, our marketing and administrative expenses would have been higher for the third-quarter and nine-month period of 2004 if not for reimbursement from our collaboration partners for marketing expenses related to new product launches. A majority of the reimbursements are ongoing.

Interest expense for the nine-month period of 2004 declined despite an increase in our outstanding debt. This decline was caused by increased capitalization of our interest costs as more of our debt supported capital asset construction.

Net other income for the quarter and nine-month period ended September 30, 2004, increased $120.0 million, to $123.1 million, and $153.8 million, to $244.6 million, respectively. The increase for the third quarter of 2004 was primarily due to income related to the outlicensing of legacy products outside the United States, milestones from collaborations on the duloxetine molecule, and other miscellaneous income. In addition to the factors causing the third-quarter increase, the increase in the nine-month period of 2004 was also due to income related to a previously assigned patent arrangement of $30.0 million that was recognized in the first quarter of 2004, offset partially by an increase in the net loss of the Lilly ICOS LLC joint venture, due primarily to increased marketing costs.

For the third quarter and nine-month period of 2004, the effective tax rates were 22.0 percent and 25.2 percent, respectively, compared with 22.0 percent and 21.1 percent for the respective periods of 2003. The effective tax rate for the nine-month period of 2004 was affected by the charge for acquired IPR&D related to the AME acquisition, which is not deductible for tax purposes.

FINANCIAL CONDITION

As of September 30, 2004, cash, cash equivalents, and short-term investments totaled $4.17 billion compared with $3.71 billion at December 31, 2003. Cash flow from operations for the nine-month period of 2004 of $2.32 billion and an increase in short-term borrowings of $1.22 billion was more than offset by dividends paid of $1.15 billion, net capital expenditures of $1.43 billion, and net purchases of short-term and noncurrent investments of $1.02 billion. Total debt at September 30, 2004, was $6.18 billion, an increase of $1.29 billion from December 31, 2003. The increase in debt was primarily due to the issuance of commercial paper to fund U.S. operating activities. In addition, in August 2004, we issued $1.00 billion of floating rate notes due in 2007. The floating rate notes pay interest at the three-month LIBOR rate plus 0.05 percent. We may redeem these notes in August 2005 for a defined redemption price. The majority of the proceeds of this debt offering were used to redeem other outstanding debt.

We believe that cash to be generated from operations in 2004, along with available cash and cash equivalents, will be sufficient to fund most of our remaining 2004 operating needs, including debt service, capital expenditures, and dividends. We will likely issue additional commercial paper in the remainder of 2004 to fund remaining cash requirements and to refinance some of our short-term borrowings. We believe that, if necessary, amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. We are considering the repayment of our outstanding commercial paper and a portion of our additional debt during 2005 utilizing some of the proceeds from the potential repatriation of foreign earnings into the U.S. pursuant to certain provisions of the American Jobs Creation Act of 2004 (see Subsequent Events footnote to the Consolidated Condensed Financial Statements). Various

risks and uncertainties, including those discussed in the Other Matters and Financial Expectations for 2004 sections, may affect our operating results and cash generated from operations.

OTHER MATTERS

Three generic pharmaceutical manufacturers, Zenith Goldline Pharmaceuticals, Inc. (Zenith), Dr. Reddy’s Laboratories, Ltd. (Reddy), and Teva Pharmaceuticals (Teva), have submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product, alleging that our patents are invalid, unenforceable, or not infringed. In April 2001, we filed suit against Zenith in the U.S. District Court for the Southern District of Indiana seeking a ruling that the challenges to our compound patent (expiring in 2011) are without merit. We filed similar suits in the same court against Reddy in June 2001 and Teva in September 2002. The cases have been consolidated. A trial before a district court judge in Indianapolis was held in January and February of 2004 and we are awaiting the court’s decision. Regardless of the trial court’s ruling, we anticipate that appeals will follow. If we are unsuccessful at the trial court level, we cannot predict whether any of the generic companies would launch generic versions of Zyprexa prior to a final resolution of any appeals. We believe that the generic manufacturers’ claims are without merit and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In July 2002, we received a grand jury subpoena for documents from the Office of Consumer Litigation, Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. We received subpoenas seeking additional documents in July 2003, July 2004, and August 2004. We continue to cooperate with the government and have provided a broad range of information concerning our U.S. marketing and promotional practices, including documents relating to communications with physicians and the remuneration of physician consultants and advisers. In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it has commenced a civil investigation relating to our U.S. marketing and promotional practices. Based on the information provided by the U.S. Attorney’s office, we believe that the products involved include Prozac and Zyprexa. We are cooperating with the U.S. Attorney in this investigation. It is possible that other Lilly products could become subject to these investigations. We continue to review and enhance policies and procedures designed to ensure that our marketing and promotional practices, physician communications, and remuneration of health care professionals comply with promotional laws and regulations. It is possible that the outcome of the above matters could include criminal charges and fines and/or civil penalties. We cannot predict or determine the outcome of the above matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operation, liquidity, and financial position.

We have been named in approximately 125 product liability cases in the United States involving approximately 340 claimants alleging a variety of injuries from the administration of Zyprexa. Most of the cases allege that the product caused or contributed to diabetes or high blood-glucose levels. The suits seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa, and many of the suits also allege that we improperly promoted the drug. We are vigorously defending these suits. All the federal cases, involving approximately 235 claimants, have been or will be transferred to Judge Jack Weinstein in the Federal District Court for the Eastern District of New York for consolidated and coordinated pretrial proceedings. Two cases requesting certification of nationwide class actions on behalf of those who allegedly suffered injuries from the administration of Zyprexa were filed in the Federal District Court for the Eastern District of New York on April 16, 2004, and May 19, 2004, respectively. The cases seek damages for alleged personal injuries and also seek compensation for medical monitoring of individuals who have taken Zyprexa. A class action was also filed on behalf of Iowa residents who took Zyprexa, and that case is being transferred to the federal court in New York. In addition, we have entered into agreements with various plaintiffs’ counsel halting the running of the statutes of limitation (tolling agreements) with respect to over 1,800 individuals who do not have lawsuits on file and may or may not eventually file suits. This provides counsel additional time to evaluate the potential claims. In exchange, the individuals have agreed not to file suits in state courts and the Plaintiffs Steering Committee agreed to dismiss the personal injury claims in the two pending nationwide class actions. The class action claims seeking medical monitoring for Zyprexa patients are not affected by this agreement. While we cannot predict or determine the outcome of this litigation, we believe that the resolution of the matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations in any one accounting period.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our most critical accounting policies have been disclosed in our 2003 Annual Report on Form 10-K. The following discussion represents an expanded discussion of, but not a change in, one of our critical accounting policies.

Revenue Recognition and Sales Rebate and Discount Accruals

We recognize revenue from sales of products at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. This is generally at the time products are shipped to the customer, generally a wholesale distributor. Provisions for discounts and rebates to customers are established in the same period the related sales are recorded and are included in other current liabilities.

We regularly review the supply levels of our significant products sold to major wholesalers in the U.S. and in major markets outside the U.S. primarily by reviewing periodic inventory reports supplied by our major wholesalers and available prescription volume information for our products or alternative approaches. We attempt to maintain inventory levels at our wholesalers on average of approximately one month on a consistent basis across our product portfolio. We are generally able to determine when significant wholesaler stocking or destocking has occurred during a particular period, but we cannot accurately quantify the amount of stocking or destocking. An unusual buying pattern compared with underlying demand of our products is often the result of speculative buying by wholesalers in anticipation of price increases. Other causes include product supply issues and changes in wholesaler business operations. When wholesaler purchasing patterns are believed to have caused an unusual increase or decrease in the sales of our products compared to underlying demand, we disclose this in the discussion of our product sales if the amount is believed to be material to the product sales trend. Wholesaler stocking and destocking activity historically has not caused any material changes in the rate of actual product returns.

Sales rebate and discount accruals are established in the same period as the related sales. The rebate/discount amounts are recorded as a deduction to arrive at our net sales and are included in other current liabilities. Sales rebates/discounts that require the use of judgment in the establishment of the accrual include Medicaid, managed care, long-term-care, hospital, discount card programs, and various other government programs. We base these accruals primarily upon our historical rebate/discount payments made to our customer segment groups and the provisions of current rebate/discount contracts. We calculate these rebates/discounts based upon a percent of our sales for each of our products as defined by the statutory rates and the contracts with our various customer groups.

The largest of our sales rebate/discount amounts are rebates associated with sales covered by Medicaid. Although we generally accrue a liability for Medicaid rebates at the time we record the sale (when the product is shipped), the Medicaid rebate related to that sale is typically billed up to six months later. Due to the time lag, in any particular period, our rebate adjustments may incorporate revisions of accruals for several periods. In determining the appropriate accrual amount, we consider our historical Medicaid rebate payments by product as a percent of our historical sales as well as any significant changes in sales trends, an evaluation of the current Medicaid rebate laws and interpretations, the percent of our products that are sold to Medicaid recipients, and our product pricing and current rebate/discount contracts.

Most of our rebates outside the U.S. are contractual or legislatively mandated and are estimated and recognized in the same period as the related sales. In some large European countries, the government rebates are based on the anticipated pharmaceutical budget deficit in the country. A best estimate of these rebates, updated as budgeted deficits are revised by governmental authorities, is recognized in the same period as the related sale. If our estimates are not reflective of the actual pharmaceutical budget deficit, our rebate reserves are adjusted.

We believe that the accruals we have established for sales rebates and discounts are reasonable and appropriate based on current facts and circumstances. However, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop a different accrual amount for sales rebates and discounts. A 5 percent change in the Medicaid rebate expense we recognized in the first nine months of 2004 would lead to an approximate $23 million effect on our income before income taxes. As of September 30, 2004, our Medicaid rebate liability was $282.8 million.

FINANCIAL EXPECTATIONS FOR 2004

For the fourth quarter and full year of 2004, we expect earnings per share to be in the range of $.47 to $.54 and $2.13 to $2.20, respectively. This earnings guidance includes the fourth-quarter restructuring, asset impairment, and acquired IPR&D charges discussed in the Subsequent Events footnote to the consolidated condensed financial statements estimated to be in the range of $.21 to $.26 per share, $.33 for the acquired IPR&D charge related to the acquisition of AME in the first quarter of 2004, and asset impairments of $.08 in the second quarter of 2004. We expect sales growth in the low single digits for the fourth quarter of 2004, resulting in 9 to 10 percent sales growth for the full year 2004. While the weaker revenue trend may persist into the first half of 2005, we anticipate accelerating overall revenue growth during the second half of 2005 based on the strength of the newer products. For the fourth quarter and full year of 2004, we expect gross margins as a percent of sales to be in line with gross margins as a percent of sales for the first nine months of 2004. We anticipate marketing and administrative expenses to decline in the fourth quarter, resulting in annual market and administrative expense growth in the low single digits. Research and development expenses are expected to grow in the single digits in the fourth quarter of 2004 and in the mid-teens for the full year 2004. We expect a modest contribution of other income (net other income less interest expense) in the fourth quarter of 2004 and approximately $220 million to $250 million for the full year 2004. We expect the tax rate for 2004 to increase slightly from 2003, due to the nondeductibility of the acquired IPR&D charge related to the AME acquisition in the first quarter of 2004. As a result of President Bush signing the American Jobs Creation Act of 2004 on October 22, 2004, we anticipate accruing in the fourth quarter of 2004 tax on the eligible overseas earnings expected to be repatriated to the U.S. in 2005. This additional tax expense, the amount of which is still being determined, is not included in the above guidance.

Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the timing and scope of regulatory approvals and the success of our new product launches; foreign exchange rates; other regulatory developments, litigation, and government investigations; and the impact of governmental actions regarding pricing, importation, and reimbursement for pharmaceuticals. In particular, as described below under Legal Proceedings, certain generic pharmaceutical manufacturers have challenged our U.S. compound patent for Zyprexa. We are awaiting the trial court decision on the challenge. If the decision is unfavorable and the generic companies launch generic olanzapine prior to resolution of appeals, our financial results would be very negatively affected.

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

Our management, with the participation of Sidney Taurel, chairman, president, and chief executive officer, and Charles E. Golden, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2004, and concluded that they are effective.

(b)	Changes in Internal Controls. During the third quarter of 2004, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain generic manufacturers have challenged our U.S. compound patent for Zyprexa and are seeking permission to market generic versions of Zyprexa prior to the patent expiration in 2011. The trial regarding the defense of these patents was held in January and February 2004 and we are awaiting the court’s decision. Regardless of the outcome of the court’s ruling, we anticipate that appeals will follow. If we are unsuccessful at the trial court level, it is possible that some of the generic manufacturers would launch generic versions of Zyprexa prior to a final resolution of the appeals. While we cannot predict or determine the outcome of this litigation, an unfavorable outcome would have a material adverse effect on our consolidated financial position, liquidity, and results of operations.

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

We have been named in approximately 125 product liability cases in the United States involving approximately 340 claimants alleging a variety of injuries from the administration of Zyprexa. Most of the cases allege that the product caused or contributed to diabetes or high blood-glucose levels. The suits seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa, and many of the suits also allege that we improperly promoted the drug. We are vigorously defending these suits.

See Part I, Item 2, Other Matters, for more information on the above matters.

In October 2002, we were notified that Barr Laboratories, Inc., had submitted an ANDA with the U.S. Food and Drug Administration seeking permission to market a generic version of Evista several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. In November 2002, we filed suit against Barr in the U.S. District Court for the Southern District of Indiana seeking a ruling that Barr’s challenges to our patents claiming the method of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. Recently, Barr has also asserted that the method of use patents are unenforceable. On September 28, 2004, the U.S. Patent and Trademark Office issued to us a new patent (expiring in 2017) directed to pharmaceutical compositions containing raloxifene. Barr has challenged this patent, alleging that the patent is invalid, unenforceable, or will not be infringed. This patent has been added to the lawsuit. The suit is in discovery and the trial is now scheduled to begin on February 13, 2006. While we believe that Barr’s claims are without merit and expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In Germany, Egis-Gyogyszergyar, a generic pharmaceutical manufacturer, has challenged the validity of our Zyprexa compound and method of use patents (expiring in 2011) in that country. We anticipate a decision from the German Patent Court as soon as mid-2005. In addition to our patents, we have data package exclusivity in Germany through September 2006. We are vigorously contesting the legal challenge to this patent. We cannot predict or determine the outcome of this litigation.

We refer to Part I, Item 3, of our Form 10-K annual report for 2003 for the discussion of product liability litigation involving diethylstilbestrol (DES) and vaccines containing the preservative thimerosal. In the DES litigation, we have been named as a defendant in approximately 115 suits involving approximately 180 claimants. In the thimerosal litigation, we have been named as a defendant in approximately 350 suits with approximately 930 claimants.

In 2003, three counties in New York (Suffolk, Rockland, and Westchester) sued us and many other pharmaceutical manufacturers, claiming in general that, as a result of alleged improprieties by the manufacturers in the calculation and reporting of average wholesale prices for purposes of Medicaid reimbursement, the counties overpaid their portion of the cost of pharmaceuticals reimbursed by Medicaid. In 2004, the City of New York filed a similar suit. The four New York suits have been transferred to the U.S. District Court for the District of Massachusetts as part of a Multi-District Litigation consolidation for pretrial proceedings (along with numerous other suits to which we are not a party). The suits seek monetary relief, including civil penalties and treble damages. Litigation activity in the New York cases has been stayed pending a decision on a motion to dismiss. A motion to dismiss that was filed by all of the defendants has been granted in part and denied in part. Our individual motion to dismiss has been granted in part, with the court reserving its ruling on the remaining issues pending further clarification of the pleadings from Suffolk County. While we are vigorously defending these cases, given their early procedural stage, we cannot predict or determine the outcome of this litigation, and therefore we can provide no assurance that we will prevail.

In July 2004, Central Alabama Comprehensive Healthcare, Inc. filed a similar suit in Alabama relating to Public Health Service pricing. The suit seeks injunctive and monetary relief. The allegations in the lawsuit are based on a report issued by the Office of the Inspector General for Health and Human Services (OIG). On October 22, 2004, the OIG advised the court that its report was based on flawed data and that it was withdrawing the report. We and the other defendants have filed motions to dismiss, which are pending.

We, along with several other pharmaceutical companies, have been named in six cases in Minnesota and one case in California alleging that the conduct of pharmaceutical companies in preventing commercial importation of prescription drugs from outside the United States violated antitrust laws. While we intend to vigorously defend these suits, given their early procedural stage, we cannot predict or determine the outcome of this litigation.

While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against us or the ultimate cost of environmental matters, we believe that, except as noted above with respect to the U.S. Zyprexa and Evista patent litigation and the marketing and promotional practices investigations, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the activity related to repurchases of our equity securities during the nine-month period ended September 30, 2004:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
			Purchased as	May Yet Be
	Total Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans	the Plans or
	Purchased	Paid per Share	or Programs	Programs
Period	(a)	(b)	(c)	(d)
	(in thousands)			(Dollars in millions)
January 2004	11	$69.25	—	$920.0
February 2004	73	71.90	—	920.0
March 2004	44	65.62	—	920.0
April 2004	20	67.08	—	920.0
May 2004	17	69.71	—	920.0
June 2004	9	72.62	—	920.0
July 2004	8	66.94	—	920.0
August 2004	6	62.09	—	920.0
September 2004	24	59.77	—	920.0

Total	212		—

The amounts presented in columns (a) and (b) above represent purchases of common stock related to employee stock option exercises. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.0 billion share repurchase program announced in March 2000. As of September 30, 2004, we have purchased $2.08 billion related to this program. During the nine-month period of 2004, no shares were repurchased pursuant to this program and we do not expect to purchase any shares under this program during the remainder of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are filed as exhibits to this Report:

EXHIBIT 10.	2002 Lilly Stock Plan, as amended effective October 18, 2004, including forms of nonqualified stock option, incentive stock option, performance award, and restricted stock grant

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings From Continuing Operations to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures

(b)	Reports on Form 8-K.

We filed a Form 8-K on July 22, 2004, which furnished a copy of our press release announcing our second-quarter financial results and informed readers of our webcast to discuss our second-quarter financial results on the same date.

We filed a Form 8-K on August 24, 2004, which filed the underwriting agreement and form of note in connection with the issuance and sale of $1.00 billion aggregate principal amount of floating rate notes due in 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date November 5, 2004	s/ Alecia A. DeCoudreaux

Alecia A. DeCoudreaux
Secretary and Deputy General Counsel

Date November 5, 2004	s/ Arnold C. Hanish

Arnold C. Hanish
Executive Director, Finance, and
Chief Accounting Officer

INDEX TO EXHIBITS

The following documents are filed as a part of this Report:

Exhibit
10.	2002 Lilly Stock Plan, as amended effective October 18, 2004, including forms of nonqualified stock option, incentive stock option, performance award, and restricted stock grant

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