Form 10-K
period 2004-12-31
LILLY ELI & CO
filed 2005-03-08
CIK 59478

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (Common Stock): approximately $68,515,400,000

Number of shares of common stock outstanding as of February 15, 2005: 1,132,720,819

Portions of the following documents have been incorporated by reference into this report:

Registrant’s Document	Parts Into Which Incorporated
Annual Report to Shareholders for fiscal year ended December 31, 2004	Parts I, II, and IV

Proxy Statement dated March 8, 2005	Part III

Part I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.
Item 9A. Controls and Procedures
Item 9B. Other Information
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits and Financial Statement Schedules
Summary of 2005 Compensation for Non-Employee Directors
Summary of 2005 Compensation for Named Executive Officers
Letter concerning Retirement Benefits for Charles E. Golden
Letter concerning Retirement Benefits For Steven M. Paul
Arrangement Regarding Retirement Benefits
Time Sharing Agreement
Statement Regarding Computation of Ratio of Earnings
Annual Report to Shareholders
List of Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification
Certification
Section 1350 Certification
Cautionary Statement

Part I

Item 1.	Business

Eli Lilly and Company (the “Company” or “Registrant”, which may be referred to as “we”, “us”, or “our”) was incorporated in 1901 in Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. We discover, develop, manufacture, and sell products in one significant business segment—pharmaceutical products. We also have an animal health business segment, whose operations are not material to our financial statements. We manufacture and distribute our products through owned or leased facilities in the United States, Puerto Rico, and 22 other countries. Our products are sold in approximately 140 countries.

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

Products

Our principal products are:

     Neuroscience products, our largest-selling product group, including:

•	Zyprexa®, for the treatment of schizophrenia, bipolar mania and bipolar maintenance

•	Strattera®, for the treatment of attention-deficit hyperactivity disorder in children, adolescents and adults

•	Prozac®, for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder

•	Cymbalta®, for the treatment of depression (approved in August 2004 in the U.S. and in December 2004 in the European Union) and diabetic peripheral neuropathic pain (approved in September 2004 in the U.S.)

•	Permax®, for the treatment of Parkinson’s disease

•	Symbyax®, for the treatment of bipolar depression

•	Sarafem®, for the treatment of pre-menstrual dysphoric disorder

•	Yentreve™, for the treatment of stress urinary incontinence (approved in 2004 in the European Union and several other countries outside the United States).

     Endocrine products, including:

•	Humalog® and Humalog Mix 75/25®, injectable human insulin analogs of recombinant DNA origin for the treatment of diabetes

•	Humulin®, injectable human insulin produced through recombinant DNA technology for the treatment of diabetes

•	Actos®, an oral agent for the treatment of Type 2 diabetes

•	Evista®, an oral agent for the prevention and treatment of osteoporosis in post-menopausal women

•	Humatrope®, for the treatment of human growth hormone deficiency and idiopathic short stature

•	Forteo®, an injectable treatment for severe osteoporosis in women and men.

     Oncology products, including:

•	Gemzar®, for the treatment of pancreatic cancer; in combination with other agents, for treatment of metastatic breast cancer and non-small cell lung cancer; and in the European Union for bladder and ovarian cancers

•	Alimta®, for the treatment of malignant pleural mesothelioma and for second-line treatment of non-small cell lung cancer (approved in 2004 in the U.S. and several other countries).

     Animal health products, including:

•	Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry

•	Rumensin®, a cattle feed additive that improves feed efficiency and growth and also controls and prevents coccidiosis

•	Coban®, Monteban® and Maxiban®, anticoccidial agents for use in poultry

•	Apralan®, an antibiotic used to control enteric infections in calves and swine

•	Micotil® and Pulmotil®, antibiotics used to treat respiratory disease in cattle and swine, respectively

•	Surmax® (sold as Maxus® in some countries), a performance enhancer for swine and poultry

•	Paylean® and Optaflexx®, leanness and performance enhancers for swine and cattle, respectively.

     Cardiovascular agents, including:

•	ReoPro®, a treatment for use as an adjunct to percutaneous coronary intervention (“PCI”), including patients undergoing angioplasty, atherectomy or stent placement

•	Xigris®, for the treatment of adults with severe sepsis at high risk of death.

     Anti-infectives, including:

•	Ceclor®, for the treatment of a wide range of bacterial infections

•	Vancocin® HCl, used primarily to treat staphylococcal infections.

     Other pharmaceutical products, including:

•	Cialis®, for the treatment of erectile dysfunction.

Marketing

We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local needs.

Pharmaceuticals – United States

In the United States, we distribute pharmaceutical products principally through independent wholesale distributors. Our marketing policy is designed to assure that products and relevant medical information are immediately available to physicians, pharmacies, hospitals, and appropriate health care professionals throughout the country. Three wholesale distributors in the United States – AmerisourceBergen

Corporation, Cardinal Health, Inc., and McKesson Corporation – each accounted for between 13 and 17 percent of our worldwide consolidated net sales in 2004. No other distributor accounted for more than 10 percent of consolidated net sales. We also sell pharmaceutical products directly to the United States government and other manufacturers, but those sales are not material. Beginning in 2005, we have restructured our arrangements with our U.S. wholesalers. We believe that the new arrangements will provide us with competitive distribution costs as well as more reliable data about wholesaler inventory levels, and will reduce the speculative buying by wholesalers that has sometimes affected U.S. sales growth trends for certain products.

We promote our major pharmaceutical products in the United States through sales representatives who call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. We advertise in medical and drug journals, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the United States and we maintain web sites with information about all our major products. Divisions of our sales force are assigned to product lines or practice areas, such as primary care, neuroscience, acute care, endocrinology, and oncology.

Large purchasers of pharmaceuticals, such as managed-care groups, government agencies, and long-term care institutions, account for a significant portion of total pharmaceutical purchases in the United States. We have created special sales groups to service managed-care organizations, government and long-term care institutions, hospital contract administrators, and certain retail pharmacies. In response to competitive pressures, we have entered into arrangements with a number of these organizations providing for discounts or rebates on one or more Lilly products or other cost-sharing arrangements.

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

Pharmaceutical Marketing Collaborations

Several of our significant products are marketed in collaboration with other pharmaceutical companies:

•	We co-promote Actos with a unit of Takeda Chemical Industries Ltd. in the U.S. and certain other countries and we sell it alone in other countries. Our U.S. marketing rights with respect to Actos expire in September 2006.

•	We co-promote ReoPro with Centocor, Inc. worldwide except Japan, where we have no rights.

•	Cialis is sold in North America and the European Union by a joint venture between Lilly and ICOS Corporation, and is sold by us alone in other territories.

•	Cymbalta is co-promoted in the U.S. by Quintiles Transnational Corp. and outside the U.S. (except Japan) by Boehringer Ingelheim GmbH.

•	We have entered into an arrangement under which Boehringer Ingelheim will co-market or co-promote Yentreve in all major markets worldwide except Japan.

We have also entered into licensing arrangements under which we have granted exclusive marketing rights to other companies in specified countries for certain older products manufactured by us, such as Permax, Sarafem, Vancocin, the anti-ulcer agent Axid®, the analgesic Darvon®, and the anti-infectives Ceclor, Keflex®, Keftab®, and Lorabid®.

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

Patents, Trademarks, and Other Intellectual Property Rights

Overview

Intellectual property protection is, in the aggregate, material to our ability to successfully commercialize our life sciences innovations. We own, have applied for, or are licensed under, a large number of patents, both in the United States and in other countries, relating to products, product uses, formulations, and manufacturing processes. There is no assurance that the patents we are seeking will be granted or that the patents we have been granted would be found valid and enforceable if challenged. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with our patented products.

Outside the United States, the adequacy and effectiveness of intellectual property protection for pharmaceuticals varies widely. Under the Trade-Related Aspects of Intellectual Property Agreement (TRIPs) administered by the World Trade Organization (WTO), over 140 countries have now agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to all patent owners. However, in many countries, this agreement will not become fully effective for many years. It is still too soon to assess when and how much, if at all, we will benefit commercially from these changes.

When a product patent expires, the patent holder often loses effective market exclusivity for the product. This can result in a severe and rapid decline in sales of the formerly patented product, particularly in the United States. However, in some cases the innovator company may achieve exclusivity beyond the expiry of the product patent through manufacturing trade secrets; later-expiring patents on methods of use or formulations; or data-based exclusivity that may be available under pharmaceutical regulatory laws.

Our Intellectual Property Portfolio

We consider intellectual property protection for certain products, processes, and uses – particularly that relating to Zyprexa, Gemzar, Humalog, Evista, Actos, ReoPro, Xigris, Strattera, Cialis, Alimta, and Cymbalta – to be important to our operations. For many of our products, in addition to the compound patent we hold other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the product patent.

United States compound patent expirations include those claiming the respective active ingredients in Zyprexa, 2011; Humalog, 2013; and ReoPro, 2015. The Gemzar compound patent in the U.S. expires in 2010, but a method-of-use patent covering treatment of neoplasms with Gemzar is in force until 2012. We hold a number of U.S. patents covering Evista and its approved uses in osteoporosis prevention and treatment that we believe should provide us exclusivity in the United States until at least 2012. In the United States, the Actos compound patent extends beyond the duration of our co-promotion agreement, which is in force until 2006. Xigris is a complex glycoprotein biologic product that is produced through recombinant DNA technology. Xigris is not subject to the Abbreviated New Drug Application process under the Hatch-Waxman law as described below. In addition, we hold patents on the DNA materials, certain uses, manufacturing process, and the glycoprotein itself. We believe the intellectual property protection for Xigris should provide us marketing exclusivity in the U.S. until 2015. For Strattera, a method-of-use patent in the U.S. for treating attention deficit-hyperactivity disorder should provide exclusivity until 2016. For Cialis, compound and method-of-use patent protection exists in the U.S. that should provide exclusivity until 2017. The U.S. compound patent for Alimta expires in 2011 but we have applied for a patent term extension that we expect will extend the patent until 2016. For Cymbalta, the U.S. compound patent expires in 2008 but we have applied for a patent term extension that we expect will extend the patent until 2013. We also have a formulation patent for Cymbalta until 2014.

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

In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. We are currently in litigation with numerous generic manufacturers arising from their Paragraph IV certifications on Zyprexa, Evista, and Sarafem. In the Sarafem litigation, we prevailed at trial and the challenger has appealed to the Court of Appeals for the Federal Circuit. For more information on the Zyprexa and Evista patent litigation, see Part 1, Item 3, Legal Proceedings.

Competition

Our pharmaceutical products compete with products manufactured by many other companies in highly competitive markets throughout the world. Our animal health products compete on a worldwide basis with products of animal health care companies as well as pharmaceutical, chemical, and other companies that operate animal health divisions or subsidiaries.

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

We believe our long-term competitive position depends upon our success in discovering and developing innovative, cost-effective products that serve unmet medical needs, together with our ability to continuously improve the productivity of our discovery, development, manufacturing, marketing and support operations in a highly competitive environment. There can be no assurance that our research and development efforts will result in commercially successful products or that our products or processes will not become uncompetitive from time to time as a result of products or processes developed by our competitors.

Government Regulation

Our operations are regulated extensively by numerous national, state and local agencies. The lengthy process of laboratory and clinical testing, data analysis, manufacturing development, and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing, and distribution of pharmaceutical and animal health products are extensively regulated in all major world markets. We are required to conduct extensive post-marketing surveillance of the safety of the products we sell. In addition, our operations are subject to complex federal, state, local, and foreign environmental and occupational health and safety laws and regulations. The laws and regulations affecting the manufacture and sale of current products and the introduction of new products will continue to require substantial scientific and technical effort, time, and expense and significant capital investment.

Of particular importance is the FDA in the United States. Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA has jurisdiction over virtually all of our businesses and administers requirements covering the testing, safety, effectiveness, manufacturing, quality control, distribution, labeling, marketing, advertising, dissemination of information and post-marketing surveillance of our pharmaceutical products. The FDA, along with the U.S. Department of Agriculture (USDA), also regulates our animal health products. The U.S. Environmental Protection Agency also regulates some animal health products.

New drugs may now be approved across the European Union (EU) using the European Commission’s centralized approval process or using the national mutual recognition process. The use of either of these procedures provides a more consistent and, in some cases, a more rapid approval within the EU member states than was the case when each member state operated its own approval process.

The FDA extensively regulates all aspects of manufacturing quality under its current Good Manufacturing Practices (cGMP) regulations. In recent years, we have made, and we continue to make, substantial investments of capital and operating expenses to implement comprehensive, company-wide improvements in our manufacturing, product and process development, and quality operations to ensure sustained cGMP compliance. However, in the event we fail to adhere to cGMP requirements in the future, we could be subject to interruptions in production, civil and criminal penalties, and delays in new product approvals.

The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers and prescribers, are subject to various other federal and state laws, including the federal anti-kickback statute and the False Claims Act and state laws governing kickbacks and false claims. These laws are administered by, among others, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, the Federal Trade Commission, the Office of Personnel Management and state attorneys general. Over the past several years, both the FDA and many of these other agencies have increased their enforcement activities with respect to pharmaceutical companies. Over this period, several cases brought by these agencies against other companies under these and other laws have resulted in corporate criminal sanctions and very substantial civil settlements. Several pharmaceutical companies, including Lilly, are currently subject to proceedings by one or more of these agencies regarding marketing and promotional practices. See Part I, Item 3, “Legal Proceedings,” for information about currently pending marketing and promotional practices investigations in which we are involved. It is possible that we could become subject to additional administrative and legal proceedings and actions, which could include claims for civil penalties (including treble damages under the False Claims Act), criminal sanctions, and administrative remedies, including exclusion from federal health care programs. It is possible that an adverse outcome in such an action could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In the United States, we are required to provide rebates to state governments on their purchases of certain of our products under state Medicaid programs. Other cost containment measures have been adopted or proposed by federal, state, and local government entities that provide or pay for health care. In most international markets, we operate in an environment of government-mandated cost containment programs, which may include price controls, reference pricing, discounts and rebates, restrictions on physician prescription levels, restrictions on reimbursement, compulsory licenses, health economic assessments, and generic substitution.

In the U.S., we expect branded pharmaceutical products to be subject to increasing pricing pressures. Implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003

(MMA), providing a prescription drug benefit under the Medicare program, will take effect January 1, 2006. While it is difficult to predict the business impact of this legislation prior to 2006, we currently anticipate a relatively neutral short-term impact due to offsets of price and volume in various customer groups. However, in the long term there is additional risk associated with increased pricing pressures. While the MMA prohibits the Secretary of Health and Human Services (HHS) from directly negotiating prescription drug prices with manufacturers, we expect continued challenges to that prohibition over the next several years. Also, the MMA retains the authority of the Secretary of Health and Human Services to prohibit the importation of prescription drugs, but we expect Congress to consider several measures that could remove that authority and allow for the importation of products into the U.S. regardless of their safety or cost. If adopted, such legislation would likely have a negative effect on our U.S. sales. We are encouraged by the release of the HHS Task Force Report on Importation, which concludes that the safety and possible cost savings of an importation scheme are questionable.

As a result of the passage of the MMA, aged and disabled patients jointly eligible for Medicare and Medicaid will receive their prescription drug benefits through Medicare, instead of Medicaid, beginning January 1, 2006. This may relieve some state budget pressures but is unlikely to result in reduced pricing pressures. A majority of states have begun to implement supplemental rebates and restricted formularies in their Medicaid programs, and these programs are expected to continue in the post-MMA environment. Several states are also attempting to extend discounted Medicaid prices to non-Medicaid patients. Additionally, notwithstanding the federal law prohibiting pharmaceutical importation, nine states have implemented importation schemes for their citizens, usually involving a website that links patients to selected Canadian pharmacies. One state has such a program for its state employees. In the absence of federal action to curtail state activities, we expect other states to launch importation efforts. As a result, we expect pressures on pharmaceutical pricing to continue.

International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property protection.

We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, we expect that pressures on pharmaceutical pricing will continue in the near term.

Research and Development

Our commitment to research and development dates back more than 100 years. Our research and development activities are responsible for the discovery and development of most of the products we offer today. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2004, we employed approximately 8,450 people in pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel. Our research and development expenses were $2.15 billion in 2002, $2.35 billion in 2003, and $2.69 billion in 2004.

To improve productivity, in 2004 we terminated our research in the area of inflammation and reallocated resources to other areas of R&D, thus narrowing our pharmaceutical research and development focus from five to four therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes and osteoporosis; cancer; and cardiovascular diseases. However, we remain opportunistic, selectively pursuing promising leads in other therapeutic areas. We are actively engaged in biotechnology research programs involving recombinant DNA, therapeutic proteins and antibodies as well as genomics (the development of therapeutics through identification of disease-causing genes and their cellular function), biomarkers, and targeted therapeutics. In addition to discovering and developing new chemical entities, we look for ways to expand the value of existing products through new uses and formulations that can provide additional benefits to patients. We also conduct research in the animal sciences, including animal nutrition and physiology, control of parasites, and veterinary medicine.

To supplement our internal efforts, we collaborate with others, including educational institutions and research-based pharmaceutical and biotechnology companies, and we contract with others for the performance of research in their facilities. We use the services of physicians, hospitals, medical schools, and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of our products. We actively seek out investments in external research and technologies that hold the promise to complement and strengthen our own research efforts. These investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, joint ventures, and acquisitions.

Drug development is time-consuming, expensive, and risky. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes 12 to 15 years or longer. Drug candidates can fail at any stage of the process, and even late-stage drug candidates sometimes fail to receive regulatory approval. We believe our investments in research, both internally and in collaboration with others, have been rewarded by the number of new compounds and new indications for existing compounds that we have in all stages of development. Among our new investigational compounds in the later stages of development are potential therapies for diabetes and its complications, osteoporosis, cancer, and acute coronary syndromes. Further, we are studying many other drug candidates in the earlier stages of development, including compounds targeting cancers, thrombotic disorders, atherosclerosis, Alzheimer’s disease, diabetes, obesity, and sleep disorders. We are also developing new uses and formulations for many of our important currently marketed products, such as Alimta, Cialis, Cymbalta, Evista, ReoPro, and Symbyax.

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

The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 18, 2005, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement.

There is no understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Offices
Sidney Taurel	56	Chairman of the Board (since January 1999), President and Chief Executive Officer (since June 1998), and a Director

Charles E. Golden	58	Executive Vice President and Chief Financial Officer (since March 1996) and a Director

John C. Lechleiter, Ph.D.	51	Executive Vice President, Pharmaceutical Operations (since February 2004)

Steven M. Paul, M.D.	54	Executive Vice President, Science and Technology (since July 2003)

Robert A. Armitage	56	Senior Vice President and General Counsel (since January 2003)

Scott A. Canute	44	President, Manufacturing Operations (since October 2004)

Deirdre P. Connelly	44	Senior Vice President, Human Resources (since October 2004)

Gino Santini	48	Senior Vice President, Corporate Strategy and Policy (since July 2004)

Lorenzo Tallarigo, M.D.	54	President, International Operations (since January 2004)

Employees

At the end of 2004, we employed approximately 44,500 people, including approximately 20,500 employees outside the United States. A substantial number of our employees have long records of continuous service.

Financial Information Relating to Business Segments and Classes of Products

You can find financial information relating to our business segments and classes of products in our 2004 Annual Report at page 27 under “Segment Information” (page 19 of Exhibit 13 to this Form 10-K). That information is incorporated into this report by reference.

The relative contribution of any particular product to our consolidated net sales changes from year to year. This is due to several factors, including the introduction of new products by us and by other manufacturers and the introduction of generic pharmaceuticals upon patent expirations. In addition, margins vary for our different products due to various factors, including differences in the cost to manufacture and market the products, the value of the products to the marketplace, and government restrictions on pricing and reimbursement. Our major product sales are generally not seasonal.

Financial Information Relating to Foreign and Domestic Operations

You can find financial information relating to foreign and domestic operations in our 2004 Annual Report at page 27 under “Segment Information” (page 19 of Exhibit 13). That information is incorporated in this Report by reference.

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

Available Information on Our Web Site

We make available through our company web site, free of charge, our company filings with the Securities and Exchange Commission (SEC) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. The company web site link to our SEC filings is http://investor.lilly.com/edgar.cfm.

In addition, the Corporate Governance portion of our web site includes our corporate governance guidelines, board and committee information (including committee charters), and our articles of incorporation and by-laws. The link to our corporate governance information is http://investor.lilly.com/corp-gov.cfm.

We will provide paper copies of our SEC filings and corporate governance documents free of charge upon request to the company’s secretary at the address listed on the front of this Form 10-K.

Item 2.     Properties

Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2004, we owned 13 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 11.7 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina and Mayaguez, Puerto Rico. We are constructing a new production facility in Prince William County, Virginia.

We own production and distribution facilities in 13 countries outside the United States and Puerto Rico, containing an aggregate of approximately 4.2 million square feet of floor space. Major production sites include facilities in the United Kingdom, France, Ireland, Spain, Italy, Brazil, and Mexico. We lease production and warehouse facilities in Puerto Rico and several countries outside the United States.

Our research and development facilities in the United States consist of approximately 4.4 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Our major research and development facilities abroad are located in Belgium, United Kingdom, Germany, Canada, and Spain and contain an aggregate of approximately 650,000 square feet.

We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3.      Legal Proceedings

We are a party to various currently pending legal actions, government investigations, and environmental proceedings, and we anticipate that such actions could be brought against us in the future. The most significant of these matters are described below. While it is not possible to predict or determine the outcome of the legal actions, investigations and proceedings described below, we believe that, except as otherwise specifically noted below with respect to the U.S. Zyprexa and Evista patent litigation, the Zyprexa product liability litigation, and the U.S. marketing practices investigation involving Zyprexa, Prozac, and Prozac Weekly, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to our consolidated results of operations in any one accounting period.

Zyprexa Patent Litigation

Three generic pharmaceutical manufacturers, Zenith Goldline Pharmaceuticals, Inc. (Zenith), Dr. Reddy’s Laboratories, Ltd. (Reddy) and Teva Pharmaceuticals (Teva) have submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa in various dosage forms and formulations (including the Zydis® formulation) several years prior to the expiration of our U.S. patents for the product, alleging that our patents are invalid, not infringed, or unenforceable. In April 2001, we filed suit against Zenith in the U.S. District Court for the Southern District of Indiana seeking a ruling that the challenges to our compound patent (expiring in 2011) are without merit. We filed similar suits in the same court against Reddy in June 2001 and Teva in September 2002. The cases have been consolidated. A trial before a district court judge in Indianapolis was held in January and February of 2004 and we are awaiting a ruling from the trial court. Regardless of the trial court’s ruling, we anticipate that appeals will follow. If we are unsuccessful at the trial court level, we cannot predict whether any of the generic companies would launch generic versions of Zyprexa prior to a final resolution of any appeals.

In October 2004 we were notified that Barr Laboratories, Inc. (Barr) submitted an ANDA seeking permission to market the Zydis formulation of Zyprexa, asserting that our patents covering Zydis are invalid, not infringed, or unenforceable. In December 2004 we filed suit against Barr in the U.S. District Court for the Southern District of Indiana seeking a ruling that Barr’s patent challenges are without merit. That suit has now been stayed pending the decision of the trial court in the Zenith/Reddy/Teva case described above.

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

In May 2004, Egis-Gyogyszergyar, a generic pharmaceutical manufacturer, challenged the validity of our Zyprexa compound and method-of-use patents (expiring in 2011) in Germany. We currently anticipate a decision from the German Patent Court in 2006. In addition to our patents, we have data package exclusivity in Germany through September 2006. We are vigorously contesting the legal challenge to this patent. We cannot predict or determine the outcome of this litigation.

Other Patent Litigation

In October 2002, we were notified that Barr had submitted an ANDA with the U.S. FDA seeking permission to market a generic version of Evista several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. In November 2002, we filed suit against Barr in the U.S. District Court for the Southern District of Indiana seeking a ruling that Barr’s challenges to our patents claiming the method of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. Recently, Barr has also asserted that the method-of-use patents are unenforceable. On September 28, 2004, the U.S. Patent and Trademark Office issued to us a new patent (expiring in 2017) directed to pharmaceutical compositions containing raloxifene. Barr has challenged this patent, alleging that the patent is invalid, unenforceable, or will not be infringed. This patent has been added to the lawsuit. The suit is in discovery and the trial is now scheduled to begin in February 2006. While we believe that Barr’s claims are without merit and expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October 2002, Pfizer Inc. filed a lawsuit in the United States District Court in Delaware against us, Lilly ICOS LLC, and ICOS Corporation alleging that the proposed marketing of Cialis for erectile dysfunction would infringe its newly issued method-of-use patent. In September 2003, the U.S. Patent and Trademark Office, on its own initiative, ordered that Pfizer’s patent be reexamined. The Delaware suit has been stayed pending the outcome of the reexamination. Previously, Pfizer’s corresponding European method-of-use patent was held invalid in the first stage of an opposition proceeding in the European Patent Office. Pfizer has appealed that decision, and in February 2005, the Technical Board of Appeal of the European Patent Office revoked Pfizer’s method-of-use patent in its entirety. The U.K. Court of Appeal has also held the U.K. counterpart to this patent invalid. Litigation relating to the corresponding patent is also pending in Australia, Brazil, Canada, Mexico, New Zealand, and South Africa. We intend to vigorously defend this litigation and expect to prevail. However, it is not possible to predict or determine the outcome of this litigation and therefore we can provide no assurance that we will prevail.

Product Liability Litigation

We are currently a defendant in a variety of product liability lawsuits in the United States involving primarily Zyprexa, diethylstilbestrol (“DES”) and thimerosal.

We have been named in approximately 140 product liability cases in the United States involving approximately 360 claimants alleging a variety of injuries from the administration of Zyprexa. Most of the cases allege that the product caused or contributed to diabetes or high blood-glucose levels. The suits seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa, and many of the suits also allege that we improperly promoted the drug. We are vigorously defending these suits. All the federal cases, involving approximately 330 claimants, have been or will be transferred to The Honorable Jack Weinstein in the U.S. District Court for the Eastern District of New York for consolidated and coordinated pretrial proceedings. Two cases requesting certification of nationwide class actions on behalf of those who allegedly suffered injuries from the administration of Zyprexa were filed in the U.S. District Court for the Eastern District of New York on April 16, 2004, and May 19, 2004, respectively. The cases seek damages for alleged personal injuries and also seek compensation for medical monitoring of individuals who have taken Zyprexa. A lawsuit was also filed that requests a class action on behalf of Iowa residents who took Zyprexa, and that case has been transferred to the federal court in New York. In addition, we have entered into agreements with various plaintiffs’ counsel halting the running of the statutes of limitation (tolling agreements) with respect to more than 3,050 individuals who do not have lawsuits on file and may or may not eventually file suits. This provides counsel additional time to evaluate the potential claims. In exchange, the individuals have agreed not to file suits in state courts and the

Plaintiffs Steering Committee agreed to dismiss the personal injury claims in the two pending nationwide class actions. The class action claims seeking medical monitoring for Zyprexa patients are not affected by this agreement.

In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels and that we improperly promoted the drug. In these actions, which we have removed to federal court, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug benefit programs and the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses.

In early 2005, we were served with four lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. The allegations in these suits are similar to those in the litigation pending in the United States.

The number of product liability lawsuits and tolled claims relating to Zyprexa continues to increase, and we cannot predict at this time the additional number of lawsuits and claims that may be asserted. As noted, we are vigorously defending this litigation. However, product litigation of this type is inherently unpredictable, with the risk of excessive verdicts not justified by the evidence. Accordingly, it is possible that the ultimate resolution of the Zyprexa product liability litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In approximately 125 U.S. actions involving approximately 200 claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who were prescribed DES during pregnancy.

We have been named as a defendant in approximately 340 actions in the U.S., involving approximately 1,020 claimants, brought in various state courts and federal district courts on behalf of children with autism or other neurological disorders who received childhood vaccines (manufactured by other companies) that contained thimerosal, a generic preservative used in certain vaccines in the U.S. from the 1930s until approximately 2000. We purchased patents and conducted research pertaining to thimerosal in the 1920s. We have been named in the suits even though we discontinued manufacturing the raw material in 1974 and discontinued selling it in the United States to vaccine manufacturers in 1992. The lawsuits typically name the vaccine manufacturers as well as Lilly and other distributors of thimerosal, and allege that the children’s exposure to thimerosal-containing vaccines caused their autism or other neurological disorders. We strongly deny any liability in these cases. There is no credible scientific evidence establishing a causal relationship between thimerosal-containing vaccines and autism or other neurological disorders. In addition, we believe the cases should not be prosecuted in the courts in which they have been brought because the underlying claims are subject to the National Childhood Vaccine Injury Act of 1986. Implemented in 1988, the Act established a mandatory, federally administered no-fault claims process for individuals who allege that they were harmed by the administration of childhood vaccines. Under the Act, claims must first be brought before the U.S. Court of Claims for an award determination under the compensation guidelines established pursuant to the Act. Claimants who are unsatisfied with their awards under the Act may reject the award and seek traditional judicial remedies.

We have obtained product liability insurance from commercial carriers providing coverage with respect to the claims involving the products noted above, subject to deductibles, self-insurance and coverage limits. However, there can be no assurance that the coverage amounts will be sufficient to cover all exposures or that the carriers will not assert defenses to coverage. In addition, as a result of external events, product liability insurance has become much more difficult to obtain. Consequently, product liability claims could produce exposures that we would manage largely as self-insured risks.

Marketing Practices Investigations

In July 2002, we received a grand jury subpoena for documents from the Office of Consumer Litigation, Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. We received subpoenas seeking additional documents in July 2003, July 2004, and August 2004. We have provided a broad range of information concerning our U.S. marketing and promotional practices, including documents relating to communications with physicians and the remuneration of physician consultants and advisers. We continue to cooperate with the government and are currently in advanced discussions to resolve the matter. In the fourth quarter of 2004 we recorded a provision for $36.0 million, which we believe will be sufficient to resolve the matter.

In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it has commenced a civil investigation relating to our U.S. marketing and promotional practices with respect to Zyprexa, Prozac and Prozac Weekly. We are cooperating with the U.S. Attorney in this investigation and are providing a broad range of documents and information relating to the investigation, including documents relating to communications with physicians and the remuneration of physician consultants and advisers. It is possible that other Lilly products could become subject to this investigation and that the outcome of this matter could include criminal charges and fines and/or civil penalties. We cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, and remuneration of health care professionals comply with promotional laws and regulations.

In August 2003, we received notice that the staff of the SEC is conducting an investigation into the compliance by Polish subsidiaries of certain pharmaceutical companies, including Lilly, with the U.S. Foreign Corrupt Practices Act of 1977. The staff has issued subpoenas to us requesting production of documents related to the investigation. We are cooperating with the SEC in responding to the investigation.

Other Matters

In March 2001, we received a subpoena, issued at the request of the Commonwealth’s attorney for the Commonwealth of Massachusetts, for production of documents related to pricing and Medicaid reimbursement of our products in Massachusetts. We are not the only pharmaceutical company to receive such a request. We cooperated with the inquiry and have received no further requests. We believe that all of our practices have been lawful and proper.

In 2003, three counties in New York (Suffolk, Rockland, and Westchester) sued us and many other pharmaceutical manufacturers, claiming in general that as a result of alleged improprieties by the manufacturers in the calculation and reporting of average wholesale prices for purposes of Medicaid reimbursement, the counties overpaid their portion of the cost of pharmaceuticals. In 2004, Nassau County and New York City filed similar suits. The suits seek monetary and other relief, including civil penalties and treble damages. The five New York suits have been transferred to the U.S. District Court for the District of Massachusetts for pretrial proceedings (along with several other suits to which Lilly is not a party). Litigation activity in the New York cases has been stayed pending a decision on a motion to dismiss. A motion to dismiss that was filed by all of the defendants in the Suffolk County case has been granted in part and denied in part. Our individual motion to dismiss has been granted in part, and we are awaiting a ruling on the remaining issues. Because of the similarities of the New York cases, the court’s ruling in the Suffolk County case will likely set a precedent in the other cases. In July 2004, Central Alabama Comprehensive Healthcare, Inc. filed a similar suit in Alabama relating to Public Health

Service pricing. The suit seeks injunctive and monetary relief. The allegations in the lawsuit are based on a report issued by the Office of the Inspector General for Health and Human Services (OIG) that was subsequently withdrawn by the OIG because it was based on flawed data. We and the other defendants have filed motions to dismiss, which are pending. While we are vigorously defending all these cases, given their early procedural stage, we cannot predict or determine the outcome of this litigation.

During 2004 we, along with several other pharmaceutical companies, were named in one consolidated case in Minnesota federal court brought on behalf of consumers alleging that the conduct of pharmaceutical companies in preventing commercial importation of prescription drugs from outside the United States violated antitrust laws and one case in California state court brought by several pharmacies in which plaintiffs’ claims are less specifically stated, but seem to be substantially similar to the claims asserted in Minnesota. The Minnesota case seeks a class action certification. Both cases seek restitution for alleged overpayments for pharmaceuticals and an injunction against the allegedly violative conduct. We and the other defendants have filed a motion to dismiss in the Minnesota case, which is pending. The magistrate judge has recommended that the motion to dismiss be granted as to the federal claims and denied as to the state law claims. In the California case, the court has granted a motion to dismiss by the defendants but permitted the plaintiffs to re-file their complaint, which plaintiffs have now done. While we intend to vigorously defend these suits, given their early procedural stage, we cannot predict or determine the outcome of this litigation.

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, we have been designated as one of several potentially responsible parties with respect to the cleanup of fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup.

We are also a defendant in other litigation and investigations, including product liability and patent suits, of a character we regard as normal to our business.

Item 4.      Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matters were submitted to a vote of security holders.

Part II

Item 5.      Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

You can find information relating to the principal market for our common stock and related stockholder matters in our 2004 Annual Report under “Selected Quarterly Data (unaudited),” at page 28 (page 20 of Exhibit 13), and “Selected Financial Data (unaudited),” at page 29 (page 21 of Exhibit 13). That information is incorporated in this report by reference.

The following table summarizes the activity related to repurchases of our equity securities during the fourth quarter ended December 31, 2004:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	per Share	Programs	Programs
Period	(a)	(b)	(c)	(d)
	(in thousands)			(Dollars in millions)

October 2004	47	$53.68	—	$920.0

November 2004	5	54.91	—	920.0

December 2004	7	51.00	—	920.0

Total	59		—

The amounts presented in columns (a) and (b) above represent purchases of common stock related to employee stock option exercises. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.0 billion share repurchase program announced in March 2000. As of December 31, 2004, we have purchased $2.08 billion related to this program. During 2004, no shares were repurchased pursuant to this program.

Item 6.      Selected Financial Data

You can find selected financial data for each of our five most recent fiscal years in our 2004 Annual Report under “Selected Financial Data (unaudited),” at page 29 (page 21 of Exhibit 13). That information is incorporated in this report by reference.

Item 7.      Management’s Discussion and Analysis of Results of Operations and Financial Condition

You can find management’s discussion and analysis of results of operations and financial condition in the following portions of our 2004 Annual Report (found at pages 1-6, 8, and 10-16 of Exhibit 13):

     “Review of Operations—Executive Overview” (pages 9-11)
     “Review of Operations—Operating Results—2004” (pages 11-13)
     “Review of Operations—Operating Results—2003” (pages 13, 14 and 16)
     “Review of Operations—Financial Condition” (pages 16 and 18-20)
     “Review of Operations—Application of Critical Accounting Policies” (pages 20-22)
     “Review of Operations—Financial Expectations for 2005” (page 22)
     “Review of Operations—Legal and Regulatory Matters” (pages 23-24)
     “Review of Operations—Private Securities Litigation Reform Act of 1995 – A Caution Concerning
                                              Forward-Looking Statements” (page 24)

The information referred to above is incorporated in this report by reference.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) in our 2004 Annual Report at “Review of Operations – Financial Condition” on pages 18-19 (pages 10-11 of Exhibit 13). That information is incorporated in this report by reference.

Item 8.      Financial Statements and Supplementary Data

You can find the consolidated financial statements of the Company and its subsidiaries in our 2004 Annual Report at the pages indicated in the parentheses. All of this information is incorporated in this report by reference.

•	Consolidated Statements of Income—Years Ended December 31, 2004, 2003, and 2002 (page 15) (page 7 of Exhibit 13)

•	Consolidated Balance Sheets—December 31, 2004 and 2003 (page 17) (page 9 of Exhibit 13)

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003, and 2002 (page 25) (page 17 of Exhibit 13)

•	Consolidated Statements of Comprehensive Income—Years Ended December 31, 2004, 2003, and 2002 (page 26) (page 18 of Exhibit 13)

•	Segment Information (page 27) (page 19 of Exhibit 13)

•	Notes to Consolidated Financial Statements (pages 30-48) (pages 22-40 of Exhibit 13).

Also incorporated by reference are the following portions of the 2004 Annual Report:

•	Information on quarterly results of operations, which can be found under “Selected Quarterly Data (unaudited),” at page 28 (page 20 of Exhibit 13)

•	The Report of Independent Registered Public Accounting Firm regarding its audit of the financial statements, at page 50 (page 42 of Exhibit 13).

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

Our management, with the participation of Sidney Taurel, chairman, president, and chief executive officer, and Charles E. Golden, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of December 31, 2004, and concluded that they are effective.

Internal Control over Financial Reporting

In our 2004 Annual Report, Messrs. Taurel and Golden provided a report on behalf of management on our internal control over financial reporting, in which management concluded that the company’s internal control over financial reporting is effective at December 31, 2004. In addition, Ernst & Young LLP, the company’s independent auditor, provided an attestation report on management’s assessment of internal control over financial reporting. You can find the full text of management’s report and Ernst & Young’s attestation report in our 2004 Annual Report at pages 49 and 51, respectively (pages 41 and 43 of Exhibit 13). Both reports are incorporated in this Form 10-K by reference.

Changes in Internal Controls

During the fourth quarter of 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

Information relating to the 2005 compensation of our non-employee directors and named executive officers can be found in Exhibits 10.11 and 10.12, respectively.

Part III

Item 10.      Directors and Executive Officers of the Registrant

Information relating to our Board of Directors is found in our Proxy Statement dated March 8, 2005, under “Board of Directors” at pages 58-61 (pages 7-10 of Schedule 14A filed with the SEC on the EDGAR database), and is incorporated in this report by reference.

The Board has appointed an audit committee consisting entirely of independent directors in accordance with applicable SEC and New York Stock Exchange rules. The members of the committee are Sir Winfried Bischoff (chairman), Mr. J. Michael Cook, Dr. Martin Feldstein, Dr. Franklyn G. Prendergast, and Ms. Kathi P. Seifert. The Board has determined that Sir Winfried Bischoff and Mr. J. Michael Cook are audit committee financial experts as defined in the SEC rules.

Information relating to our executive officers is found at Part I, Item 1 of this Form 10-K under “Executive Officers of the Company.” In addition, information relating to certain filing obligations of directors and executive officers under the federal securities laws is found in the Proxy Statement under “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” at page 88 (page 37 of Schedule 14A). That information is incorporated in this report by reference.

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

Both documents are online on our web site at http://investor.lilly.com/code_business_conduct.cfm. In the event of any amendments to, or waivers from, a provision of the code affecting the chief executive officer, chief financial officer, chief accounting officer, controller, or persons performing similar functions, we intend to post on the above web site within five business days after the event a description of the amendment or waiver as required under applicable SEC rules. We will maintain that information on our web site for at least 12 months. Paper copies of these documents are available free of charge upon request to the company’s secretary at the address on the front of this Form 10-K.

Item 11.      Executive Compensation

You can find information on executive compensation and director compensation in the Proxy Statement under “Directors’ Compensation” at page 66 (page 15 of Schedule 14A) and “Executive Compensation” at pages 69-76 (pages 18-25 of Schedule 14A). That information is incorporated in this report by reference, except that the Compensation Committee Report is not incorporated in this report.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

You can find information relating to ownership of the Company’s common stock by management and by persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock in the Proxy Statement under “Ownership of Company Stock,” at pages 78-79 (pages 27-28 of Schedule 14A). That information is incorporated in this report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2004, regarding our compensation plans under which shares of Lilly common stock have been authorized for issuance.

			(c) Number of
Plan category	(a) Number of		securities remaining
	securities to be	(b) Weighted-	available for future
	issued	average exercise	issuance under equity
	upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants,	(excluding securities
	warrants, and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	81,114,816	$67.81	58,114,082
Equity compensation plan not approved by security holders (1)	12,543,715	$69.37	320,555

Total	93,658,531	$68.02	58,434,637

(1) Represents shares in the Lilly GlobalShares Stock Plan, which permits the company to grant stock options to nonmanagement employees worldwide. The plan is administered by the senior vice president responsible for human resources. The stock options are nonqualified for U.S. tax purposes. The option price cannot be less than the fair market value at the time of grant. The options shall not exceed 11 years in duration and shall be subject to vesting schedules established by the plan administrator. There are provisions for early vesting and early termination of the options in the event of retirement, disability, and death. In the event of stock splits or other recapitalizations, the administrator may adjust the number of shares available for grant, the number of shares subject to outstanding grants, and the exercise price of outstanding grants.

Item 13.      Certain Relationships and Related Transactions

Information related to a time-share arrangement between the company and Mr. Sidney Taurel, chairman and chief executive officer, relating to his board-mandated personal use of the corporate aircraft, can be found in the Proxy Statement under “Related Transaction” at page 76 (page 25 of Schedule 14A). That information is incorporated in this report by reference.

Item 14.      Principal Accountant Fees and Services

Information related to the fees and services of our independent auditor, Ernst & Young LLP, can be found in the Proxy Statement under “Services Performed by the Independent Auditor” and “Independent Auditor Fees” at pages 68-69 (pages 17-18 of Schedule 14A). That information is incorporated in this report by reference.

Item 15.     Exhibits and Financial Statement Schedules

(a)1.       Financial Statements

The following consolidated financial statements of the Company and its subsidiaries, included in our 2004 Annual Report at the pages indicated in parentheses, are incorporated by reference in Item 8:

•	Consolidated Statements of Income—Years Ended December 31, 2004, 2003, and 2002 (page 15) (page 7 of Exhibit 13)

•	Consolidated Balance Sheets—December 31, 2004 and 2003 (page 17) (page 9 of Exhibit 13)

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003, and 2002 (page 25) (page 17 of Exhibit 13)

•	Consolidated Statements of Comprehensive Income—Years Ended December 31, 2004, 2003, and 2002 (page 26) (page 18 of Exhibit 13)

•	Segment Information (page 27) (page 19 of Exhibit 13)

•	Notes to Consolidated Financial Statements (pages 30-48) (pages 22-40 of Exhibit 13)

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

(a)3.       Exhibits

3.1	Amended Articles of Incorporation

3.2	By-laws

4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Norwest Bank Minnesota, N.A., as successor Rights Agent

4.2	Amendment No. 1 to Rights Agreement dated as of May 27, 2003, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent

4.3	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

4.4	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

4.5	Form of Indenture dated March 10, 1998, among The Lilly Savings Plan Master Trust Fund C, as issuer; Eli Lilly and Company, as guarantor; and The Chase Manhattan Bank, as Trustee, relating to ESOP Amortizing Debentures due 2017 [1]

4.6	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resetable Floating Rate Debt Security due May 15, 2037 [1]

4.7	Form of Resetable Floating Rate Debt Security due May 15, 2037 [1]

10.1	1994 Lilly Stock Plan, as amended [2]

10.2	1998 Lilly Stock Plan, as amended [2]

[1]	This exhibit is not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.

[2]	Indicates management contract or compensatory plan.

10.3	2002 Lilly Stock Plan, as amended, including forms of nonqualified stock option, incentive stock option, performance award, and restricted stock grant [2]

10.4	Lilly GlobalShares Stock Plan, as amended [2]

10.5	The Lilly Deferred Compensation Plan, as amended [2]

10.6	The Lilly Directors’ Deferral Plan, as amended [2]

10.7	The Eli Lilly and Company Bonus Plan[2]

10.8	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended [2]

10.9	2007 Change in Control Severance Pay Plan for Select Employees [2]

10.10	Letter from the Company to Sidney Taurel, Chairman, President, and Chief Executive Officer, concerning Mr. Taurel’s request that his base salary for 2002 be reduced to $1.00 [2]

10.11	Summary of 2005 Compensation for Non-employee Directors [2]

10.12	Summary of 2005 Compensation for Named Executive Officers [2]

10.13	Letter from the Company to Charles E. Golden concerning retirement benefits [2]

10.14	Letter from the Company to Steven M. Paul, M.D. concerning retirement benefits [2]

10.15	Arrangement regarding retirement benefits for Robert A. Armitage [2]

10.16	Time Sharing Agreement between the Company and Sidney Taurel for use of corporate aircraft

12.	Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

13.	Annual Report to Shareholders for the Year Ended December 31, 2004 (portions incorporated by reference in this Form 10-K)

21.	List of Subsidiaries

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board, President, and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer

32.	Section 1350 Certification

99.	Cautionary Statement under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures

[2]	Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eli Lilly and Company

By	/s/Sidney Taurel

Sidney Taurel, Chairman of the Board, President and Chief Executive Officer

March 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Sidney Taurel	Chairman of the Board, President, Chief Executive Officer, and a Director (principal executive officer)
SIDNEY TAUREL

/s/Charles E. Golden	Executive Vice President, Chief Financial Officer, and a Director (principal financial officer)
CHARLES E. GOLDEN

/s/Arnold C. Hanish	Chief Accounting Officer (principal accounting officer)
ARNOLD C. HANISH

/s/Steven C. Beering	Director
STEVEN C. BEERING, M.D.

/s/ Sir Winfried Bischoff	Director
SIR WINFRIED BISCHOFF

/s/ J. Michael Cook	Director
J. MICHAEL COOK

/s/Martin S. Feldstein	Director
MARTIN S. FELDSTEIN, Ph.D.

Signature	Title

/s/George M. C. Fisher	Director
GEORGE M. C. FISHER

/s/Karen N. Horn	Director
KAREN N. HORN, Ph.D.

/s/Alfred G. Gilman	Director
ALFRED G. GILMAN, M.D., Ph.D.

/s/Ellen R. Marram	Director
ELLEN R. MARRAM

/s/Franklyn G. Prendergast	Director
FRANKLYN G. PRENDERGAST, M.D., Ph.D.

/s/Sir John Rose	Director
SIR JOHN ROSE

/s/Kathi P. Seifert	Director
KATHI P. SEIFERT

Trademarks Used In This Report

Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this report, appear with an initial capital and are followed by the symbol ® or ™, as applicable. In subsequent uses of the marks in the report, the symbols are omitted.

Index to Exhibits

The following documents are filed as part of this report:

Exhibit		Location

3.1	Amended Articles of Incorporation	Incorporated by reference from Exhibit 3.1 to the Company’s Report on Form 10-K for the year ended December 31, 2003

3.2	By-laws, as amended	Incorporated by reference from Exhibit 3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001

4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent	Incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 10-K for the year ended December 31, 2003

4.2	Amendment No. 1 to Rights Agreement dated as of May 27, 2003, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent	Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-A/A, Amendment No. 1, dated May 29, 2003

4.3	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478

4.4	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on February 1, 1991	Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478

4.5	Form of Indenture dated March 10, 1998, among The Lilly Savings Plan Master Trust Fund C, as issuer; Eli Lilly and Company, as guarantor; and The Chase Manhattan Bank, as Trustee, relating to ESOP Amortizing Debentures due 2017	*

4.6	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resettable Floating Rate Debt Security due May 15, 2037	*

*	Not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.

Exhibit		Location
4.7	Form of Resettable Floating Rate Debt Security due May 15, 2037	*

10.1	1994 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

10.2	1998 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

10.3	2002 Lilly Stock Plan, as amended, including forms of nonqualified stock option, incentive stock option, performance award, and restricted stock grant	Incorporated by reference from Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004

10.4	The Lilly GlobalShares Stock Plan, as amended	Incorporated by reference from Exhibit 10.5 to the Company’s Report of Form 10-K for the year ended December 31, 2003

10.5	The Lilly Deferred Compensation Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004

10.6	The Lilly Directors’ Deferral Plan, as amended	Incorporated by reference from Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2003

10.7	The Eli Lilly and Company Bonus Plan	Incorporated by reference from Appendix B to the Company’s Proxy Statement dated March 12, 2004

10.8	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004

10.9	2007 Change in Control Severance Pay Plan for Select Employees	Incorporated by reference from Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004

*	Not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.

Exhibit		Location
10.10	Letter dated September 17, 2001 from the Company to Sidney Taurel, Chairman, President, and Chief Executive Officer, concerning Mr. Taurel’s request that his base salary for 2002 be reduced to $1.00	Incorporated by reference from Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

10.11	Summary of 2005 Compensation for Non-employee Directors	Attached

10.12	Summary of 2005 Compensation for Named Executive Officers	Attached

10.13	Letter from the Company to Charles E. Golden concerning retirement benefits	Attached

10.14	Letter from the Company to Steven M. Paul, M.D. concerning retirement benefits	Attached

10.15	Arrangement regarding retirement benefits for Robert A. Armitage	Attached

10.16	Time Sharing Agreement between the Company and Sidney Taurel for use of corporate aircraft	Attached

12.	Statement regarding Computation of Ratio of Earnings from Continuing Operations to Fixed Charges	Attached

13.	Annual Report to Shareholders for the Year Ended December 31, 2004 (portions incorporated by reference in this Form 10-K)	Attached

21.	List of Subsidiaries	Attached

23.	Consent of Independent Registered Public Accounting Firm	Attached

31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board, President, and Chief Executive Officer	Attached

31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer	Attached

32	Section 1350 Certification	Attached

99	Cautionary Statement Under Private Securities Litigation Reform Act of 1995—“Safe Harbor” for Forward-Looking Disclosures	Attached