Form 10-Q
period 2005-09-30
LILLY ELI & CO
filed 2005-11-03
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of common stock outstanding as of October 20, 2005:

Class	Number of Shares Outstanding

Common	1,136,628,193

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
The Eli Lilly and Company Bonus Plan, as Amended
Master Settlement Agreement
Statement re: Computation of Earnings (Loss) per Share
Statement re: Computation of Ratio of Earnings
Rule 13a-14(a) Certification of Sidney Taurel
Rule 13a-14(a) Certification of Charles E. Golden
Section 1350 Certification
Cautionary Statement

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,
	2005	2004		2005	2004
	(Dollars in millions except per-share data)
Net sales	$3,601.1	$3,280.4		$10,766.2	$10,213.6

Cost of sales	845.7	810.1		2,576.0	2,358.2
Research and development	751.0	654.8		2,215.6	1,985.6
Marketing and administrative	1,070.9	951.9		3,307.4	3,186.0
Acquired in-process research and development	—	—		—	362.3
Asset impairments, restructuring, and other special charges	—	—		1,073.4	108.9
Interest expense	24.3	18.5		60.9	35.3
Other income—net	(109.3)	(123.1)		(289.9)	(244.6)

	2,582.6	2,312.2		8,943.4	7,791.7

Income before income taxes	1,018.5	968.2		1,822.8	2,421.9
Income taxes	224.1	213.0		543.8	609.4

Net income	$794.4	$755.2		$1,279.0	$1,812.5

Earnings per share — basic	$.73	$.70		$1.18	$1.67

Earnings per share — diluted	$.73	$.69		$1.17	$1.66

Dividends paid per share	$.38	$.35	5	$1.14	$1.06	5

     See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Eli Lilly and Company and Subsidiaries

	September 30, 2005	December 31, 2004
	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,969.7	$5,365.3
Short-term investments	1,262.3	2,099.1
Accounts receivable, net of allowances of $62.5 (2005) and $66.1 (2004)	2,058.9	2,058.7
Other receivables	358.7	494.3
Inventories	1,949.9	2,291.6
Deferred income taxes	614.9	255.3
Prepaid expenses	732.5	271.5

TOTAL CURRENT ASSETS	11,946.9	12,835.8

OTHER ASSETS
Prepaid pension	2,367.9	2,253.8
Investments	520.9	561.4
Sundry	2,132.9	1,665.1

	5,021.7	4,480.3

PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	12,877.2	12,338.9
Less allowances for depreciation	(5,042.4)	(4,788.0)

	7,834.8	7,550.9

	$24,803.4	$24,867.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$629.1	$2,020.6
Accounts payable	611.3	648.6
Employee compensation	447.6	471.6
Dividends payable	—	414.4
Income taxes payable	1,158.6	1,703.9
Other liabilities	2,244.9	2,334.6

TOTAL CURRENT LIABILITIES	5,091.5	7,593.7

LONG-TERM DEBT	5,881.1	4,491.9
DEFERRED INCOME TAXES	718.6	620.4
OTHER NONCURRENT LIABILITIES	1,728.9	1,241.1

SHAREHOLDERS’ EQUITY
Common stock	710.2	708.0
Additional paid-in capital	3,598.1	3,119.4
Retained earnings	10,172.3	9,724.6
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(108.1)	(111.9)
Accumulated other comprehensive loss	(250.1)	218.6

	11,487.4	11,023.7
Less cost of common stock in treasury	104.1	103.8

	11,383.3	10,919.9

	$24,803.4	$24,867.0

     See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,279.0	$1,812.5
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities	(1,796.0)	(717.7)
Depreciation and amortization	501.3	460.8
Stock-based compensation expense	309.5	69.3
Change in deferred taxes	(205.0)	97.8
Acquired in-process research and development	—	362.3
Asset impairments, restructuring, and other special charges, net of tax	979.7	81.7
Other, net	30.8	154.4

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,099.3	2,321.1

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(878.5)	(1,428.1)
Net change in short-term investments	833.1	(629.4)
Purchase of noncurrent investments	(271.9)	(3,270.3)
Proceeds from sales and maturities of noncurrent investments	327.0	2,882.7
Cash paid for acquisition of Applied Molecular Evolution, net of cash acquired	—	(71.7)
Other, net	(216.4)	(203.1)

NET CASH USED IN INVESTING ACTIVITIES	(206.7)	(2,719.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,245.7)	(1,154.3)
Issuances of common stock under stock plans	71.2	88.9
Net change in short-term borrowings	(1,984.6)	1,218.2
Net issuances of long-term debt	1,998.0	73.2
Other, net	33.2	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,127.9)	226.0

Effect of exchange rate changes on cash and cash equivalents	(160.3)	(6.1)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(395.6)	(178.9)

Cash and cash equivalents at January 1	5,365.3	2,756.3

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$4,969.7	$2,577.4

     See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Net income	$794.4	$755.2	$1,279.0	$1,812.5
Other comprehensive income (loss)	48.2	11.9	(468.7)[1]	(4.7)

Comprehensive income	$842.6	$767.1	$810.3	$1,807.8

[1]	The significant components of other comprehensive loss for the nine months ended September 30, 2005, were losses of $421.4 million from foreign currency translation adjustments and $38.6 million from cash flow hedges.
See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION
We operate in one significant business segment – pharmaceutical products. Operations of our animal health business segment are not material and share many of the same economic and operating characteristics as our pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business was $55.7 million and $50.7 million for the quarters ended September 30, 2005 and 2004, respectively, and $143.0 million and $139.3 million for the nine months ended September 30, 2005 and 2004, respectively.
SALES BY PRODUCT CATEGORY
Worldwide sales by product category for the three months and nine months ended September 30, 2005 and 2004, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Net sales — to unaffiliated customers

Neurosciences	$1,514.9	$1,431.4	$4,490.2	$4,522.6

Endocrinology	1,115.9	988.0	3,402.2	3,164.3

Oncology	456.9	354.6	1,312.2	961.9

Animal health	215.7	185.4	612.3	547.4

Cardiovascular	135.8	157.3	459.6	502.9

Anti-infectives	104.7	107.7	326.7	351.4

Other pharmaceuticals	57.2	56.0	163.0	163.1

Net sales	$3,601.1	$3,280.4	$10,766.2	$10,213.6

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
In October 2002, we were notified that Barr Laboratories, Inc. (Barr), had submitted an ANDA with the FDA seeking permission to market a generic version of Evista® (raloxifene) several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. In November 2002, we filed suit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that Barr’s challenges to our patents claiming the methods of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. Barr has also asserted that the method of use patents are unenforceable. The U.S. Patent and Trademark Office issued to us two new patents (expiring in 2017) directed to pharmaceutical compositions containing raloxifene and a method for preventing post-menopausal osteoporosis and a third (expiring in 2012) directed to methods of inhibiting post-menopausal bone loss by administering a single daily oral dose of raloxifene. These patents have been listed in the FDA’s Orange Book. Barr has challenged these patents, alleging that each is invalid, unenforceable, or will not be infringed. These new patents have been added to the pending suit. The suit is in discovery. No trial date has been set at this time. While we believe that Barr’s claims are without merit and we expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
In 2002, 2003, and 2004, we received grand jury subpoenas for documents from the Office of Consumer Litigation, U.S. Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. We continue to cooperate with the government and have provided a broad range of information concerning our U.S. marketing and promotional practices, including documents relating to communications with physicians and the remuneration of physician consultants and advisers. Based on advanced discussions with the government to resolve this matter, we expensed $36.0 million during the fourth quarter of 2004, which we believe will be sufficient to resolve the matter. Those discussions are ongoing.
In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it has commenced a civil investigation related to our U.S. marketing and promotional practices with respect to Zyprexa, Prozac®, and Prozac Weekly™. In October 2005, the U.S. Attorney’s office advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid, Evista, Humalog, Humulin, Prozac, and Zyprexa. The inquiry includes a review of Lilly’s Medicaid best price reporting related to the product sales covered by the rebate agreements. We are cooperating with the U.S. Attorney in these investigations. In June 2005, we received a subpoena from the office of the Attorney General, Medicaid Fraud

Control Unit, of the State of Florida, seeking production of documents relating to sales of Zyprexa and our marketing and promotional practices with respect to Zyprexa. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges, fines, penalties, or other monetary or non-monetary remedies. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.
We have been named as a defendant in approximately 400 product liability cases in the United States involving approximately 790 claimants alleging a variety of injuries from the use of Zyprexa. Most of the cases allege that the product caused or contributed to diabetes or high blood-glucose levels. The lawsuits seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the lawsuits also allege that we improperly promoted the drug. Almost all of the federal cases are part of a Multi-District Litigation (MDL) proceeding before The Honorable Jack Weinstein in the Federal District Court for the Eastern District of New York (MDL No. 1596). In addition, we have entered into agreements with various plaintiffs’ counsel halting the running of the statutes of limitation (tolling agreements) with respect to more than 6,200 individuals who do not have lawsuits on file and may or may not eventually file suits.
Two cases requesting certification of nationwide class actions on behalf of those who allegedly suffered injuries from the administration of Zyprexa were filed in the Federal District Court for the Eastern District of New York on April 16, 2004 (Ortiz v. Lilly) and May 19, 2004 (Tringali v. Lilly), respectively. A lawsuit was filed on May 4, 2004 (Dau v. Lilly) that requested a personal injury class action on behalf of Iowa residents who took Zyprexa. In June 2005, another lawsuit was filed in the Eastern District of New York purporting to be a nationwide class action on behalf of all consumers and third party payors, excluding governmental entities, who have made or will make payments on account of their members or insured patients being prescribed Zyprexa. The suit seeks a refund of the cost of Zyprexa; medical expenses paid and to be paid as a result of persons taking Zyprexa; treble damages under certain state consumer protection statutes; punitive damages; and attorney fees. On August 25, 2005, an additional lawsuit was filed in the same court that purports to be a class action on behalf of all consumers and third party payors who have purchased, reimbursed or paid for Zyprexa. As with the previous suits, the new suit alleges that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug. The suit seeks to recover amounts paid for Zyprexa by members of the proposed class. The suit is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, and seeks treble damages, punitive damages, and attorneys fees.
In 2005, we entered into a master settlement agreement with plaintiffs’ attorneys involved in the U.S. Zyprexa product liability litigation to settle a majority of the claims against us relating to the medication. The agreement covers over 8,000 claimants, representing approximately 70 percent of the U.S. Zyprexa product liability claims identified to us. The claims included in the settlement are:
•	A large number of previously filed lawsuits pending in various state and federal courts, including the MDL;

•	The majority of the over 6,200 tolled claims; and

•	A number of other informally asserted claims.
In addition, the class action claims in the Ortiz, Tringali, and Dau cases were dismissed as a part of the settlement. We are establishing a fund of $690 million for the claimants who agree to settle their claims. Additionally, we are paying $10 million to cover administration of the settlement. The settlement fund will be overseen and distributed by claims administrators appointed by the court. The agreement and the distribution of funds to participating claimants are conditioned upon, among other things, our obtaining full releases from no fewer than 7,193 claimants.
The settlement covers claimants who asserted that they developed diabetes-related conditions from their use of Zyprexa. Claimants who are not covered by the final settlement are those represented by attorneys who are not participating in the agreement. We are prepared to continue our vigorous defense of Zyprexa in the remaining cases.
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
The $1.07 billion net charge takes into account our estimated recoveries from our insurance coverage related to these matters. The after-tax impact of this net charge was $.90 per share.
We cannot predict with certainty the additional number of lawsuits and claims that may be asserted. In addition, although we believe it is probable, there can be no assurance that the Zyprexa settlement will be concluded. The ultimate resolution of Zyprexa product liability litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
In a separate matter, under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, we have been designated as one of several potentially responsible parties with respect to fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. We also continue remediation of certain of our own sites. We have accrued for estimated Superfund cleanup costs, remediation, and certain other environmental matters. This takes into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to payment of those costs. We have reached a settlement with our liability insurance carriers providing for coverage for certain environmental liabilities.
The litigation accruals and environmental liabilities and the related estimated insurance recoverables have been reflected on a gross basis as liabilities and assets, respectively, on our consolidated balance sheets.
While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against us or the ultimate cost of environmental matters, we believe that, except as noted above, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations in any one accounting period.
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
Prior to January 1, 2005, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based compensation. Under APB 25, no compensation expense was recognized for stock options since the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant. We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. We recognized stock-based compensation cost in the amount of $101.3 million and $18.9 million in the third quarter of 2005 and 2004, respectively, as well as related tax benefits of $31.1 million and $6.6 million, respectively. In the nine months ended September 30, 2005 and 2004, we recognized stock-based compensation expense of $309.5 million and $69.3 million, respectively, as well as related tax benefits of $94.5 million and $24.2 million, respectively. The amounts for 2004 relate only to expenses for performance awards because no expense was recognized for stock options under APB 25.
As a result of the adoption of SFAS 123R and compensation plan structural changes effective January 1, 2005, the incremental impact on our stock compensation expense for the quarter ended September 30, 2005 caused our income before income taxes to be $80.0 million lower, and net income to be $56.4 million ($.05 per share) lower than if we had continued to account for our equity compensation programs under APB 25. For the nine months ended September 30, 2005, the incremental impact of the adoption of SFAS 123R and compensation plan structural changes caused our income before income taxes to be $245.6 million lower, and net income to be $173.6 million ($.16 per share) lower than if we had continued to account for our previous equity compensation programs under APB 25.

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

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Net income, as reported	$755.2	$1,812.5

Add: Stock-based compensation expense included in reported net income, net of related tax effects	12.3	45.1
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(72.6)	(253.7)

Pro forma net income	$694.9	$1,603.9

Earnings per share:
Basic, as reported	$.70	$1.67

Basic, pro forma	$.64	$1.48

Diluted, as reported	$.69	$1.66

Diluted, pro forma	$.64	$1.47

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
The weighted-average fair values of the options granted in the third quarter and nine months ended September 30, 2005, were $16.06 per option, determined using the following assumptions:

Dividend yield	2.0%
Weighted-average volatility	27.8%
Range of volatilities	27.6% — 30.7%
Risk-free interest rate	2.5% — 4.5%
Weighted-average expected life	7.2 years
As of September 30, 2005, the total remaining unrecognized compensation cost related to non-vested stock options and performance awards amounted to $275.5 million and $41.3 million, respectively, which will be amortized over the weighted-average remaining requisite service period of 18 months and 3 months, respectively.
SHAREHOLDERS’ EQUITY
As of September 30, 2005, we have purchased $2.08 billion of our previously announced $3.0 billion share repurchase program. During the nine months ended September 30, 2005, we did not repurchase any stock pursuant to this program and we do not expect any share repurchases during the remainder of 2005.

RETIREMENT BENEFITS
Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$79.2	$60.3	$233.6	$181.0
Interest cost	73.5	70.2	222.5	212.2
Expected return on plan assets	(111.8)	(98.4)	(334.8)	(293.2)
Amortization of prior service cost	1.9	1.0	5.8	5.4
Recognized actuarial loss	25.7	25.3	77.9	67.3

Net periodic benefit cost	$68.5	$58.4	$205.0	$172.7

	Retiree Health Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$14.7	$13.6	$44.1	$35.7
Interest cost	20.0	14.0	60.1	46.8
Expected return on plan assets	(18.7)	(14.9)	(54.4)	(44.3)
Amortization of prior service cost	(3.9)	(4.1)	(11.9)	(11.9)
Recognized actuarial loss	21.5	14.3	64.6	43.5

Net periodic benefit cost	$33.6	$22.9	$102.5	$69.8

We expect to contribute approximately $460 million during 2005 to our defined benefit pension plans and post-retirement health benefit plans. As of September 30, 2005, approximately $382 million in contributions have been made to these plans. This level of contribution is consistent with our historical practice of making the maximum tax-deductible contribution to our defined benefit pension plan for each plan year.
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
In 2005, the FASB issued FASB Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143. FIN 47 requires us to record the fair value of a liability for conditional asset retirement obligations in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, we are required to capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. We will adopt FIN 47 on December 31, 2005. While we are still gathering the information needed for the implementation of FIN 47, we anticipate that it will not be material to our consolidated financial position or results of operations.
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
In accordance with SFAS 141, Business Combinations, the acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from AME at the date of acquisition were recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets was recorded as goodwill in the amount of $9.6 million. Goodwill resulting from this acquisition was fully allocated to the pharmaceutical products segment. No portion of this goodwill is expected to be deductible for tax purposes. AME’s results of operations are included in our consolidated financial statements from the date of acquisition.
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

The acquired in-process research and development (IPR&D) represents compounds currently under development that have not yet achieved regulatory approval for marketing. The estimated fair value of these intangible assets was derived using a valuation from an independent third party. AME’s two lead compounds for the treatment of non-Hodgkin’s lymphoma and rheumatoid arthritis represented approximately 80 percent of the estimated fair value of the IPR&D. In accordance with FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, these IPR&D intangible assets were written off by a charge to income immediately subsequent to the acquisition because the compounds did not have any alternative future use. This charge was not deductible for tax purposes. The ongoing activity with respect to each of these compounds under development is not material to our research and development expenses.
There are several methods that can be used to determine the estimated fair value of the acquired IPR&D. We utilized the “income method,” which applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows were then discounted to the present value using an appropriate discount rate. This analysis was performed for each project independently. The discount rate we used in valuing the acquired IPR&D projects was 18.75 percent.

ASSET IMPAIRMENTS AND PRODUCT LIABILITY CHARGES
As discussed further in the Contingencies Note, in 2005 we entered into an agreement with plaintiffs’ attorneys involved in the U.S. Zyprexa product liability litigation to settle a majority of the claims against us relating to the medication. According to the agreement, we are establishing a fund of $690 million for the claimants who agree to settle their claims. Additionally, we are paying $10 million to cover administration of the settlement. In the second quarter of 2005, we recorded a net pre-tax charge of $1.07 billion for product liability matters, which includes the following:
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
The $1.07 billion net charge takes into account our estimated recoveries from our insurance coverage related to these matters. The after-tax impact of this net charge is $.90 per share. We paid into escrow $500 million of the $700 million for the Zyprexa settlement during the third quarter and expect to pay the remainder prior to this year end, while the other product liability exposures and defense costs are expected to be paid out over the next several years. The timing of our insurance recoveries is uncertain.
In the second quarter of 2004, as part of our ongoing review of our manufacturing and research and development strategies to maximize performance and efficiencies, including the streamlining of manufacturing operations and research and development activities, we made decisions that resulted in the impairment of certain assets. This review did not result in any closure of facilities or layoffs, but certain assets located at various sites were affected. We have ceased using these assets, written down their carrying value to zero, and have disposed of or destroyed substantially all of the assets. The asset impairment charges incurred in the second quarter of 2004 aggregated $108.9 million.
BORROWINGS
In September 2005, Eli Lilly Services, Inc. (ELSI), our indirect wholly-owned finance subsidiary, issued $1.50 billion of floating rate notes. The notes mature in September 2008 and pay interest quarterly at LIBOR plus 5 basis points. In August 2005, ELSI issued $1.50 billion of 13-month floating rate extendible notes. The initial maturity date of these notes is September 1, 2006, but holders of the notes may extend the maturity of the notes in monthly increments until September 1, 2010. These notes pay interest at essentially a rate equivalent to LIBOR. Both sets of ELSI notes allow us to redeem them at our option after one year from the date of issue. The parent company fully and unconditionally guarantees the ELSI notes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OPERATING RESULTS
Executive Overview
I. Financial Summary
Our worldwide sales for the third quarter increased 10 percent to $3.60 billion. Net income was $794.4 million, or $.73 per share, for the third quarter of 2005 compared with $755.2 million, or $.69 per share, for the third quarter of 2004, representing increases in net income and earnings per share of 5 percent and 6 percent, respectively. The increases in net income and earnings per share were the result of sales growth, and costs of goods sold increasing at a lower rate than sales, partially offset by research and development expenses and marketing and administrative expenses increasing at a rate greater than sales and by lower other income. Net income was $1.28 billion, or $1.17 per share, for the nine-month period ended September 30, 2005 compared with $1.81 billion, or $1.66 per share, for the nine-month period ended September 30, 2004, representing a decrease in net income and in earnings per share of 29 percent and 30 percent, respectively. Aside from the items listed below, earnings for the period were driven by sales growth, partially offset by cost of goods sold and research and development expenses increasing at a faster rate than sales.

Comparisons between the nine-month periods ended September 30, 2005 and 2004, are influenced by the following items that are reflected in our operating results (see Notes to Consolidated Condensed Financial Statements for additional information).
2005
•	We incurred a charge related to product liability litigation matters of $1.07 billion (pretax), which decreased earnings per share by $.90 in the second quarter of 2005.

•	In 2005, we began to expense stock options in accordance with SFAS 123(R). Had we expensed stock options in 2004, our third quarter and first nine months of 2004 net income would have been lower by $60.3 million and $208.6 million, which would have decreased earnings per share by $.05 per share in the third quarter and $.19 per share for the first nine months of 2004.
2004
•	We incurred a charge for acquired IPR&D of $362.3 million (no tax benefit) related to the acquisition of AME, which decreased earnings per share by $.33 in the first quarter of 2004.

•	We recognized asset impairment charges of $108.9 million (pretax), which decreased earnings per share by $.08 in the second quarter of 2004.
II. Product Launches and Other Significant Events Affecting our Business
•	We are in the process of rolling out the global launches of a number of new products, including Alimta®, Byetta™, Cialis®, Cymbalta®, Forteo®, Strattera®, Symbyax®, and Yentreve®. In addition, we have launched new indications or formulations of Alimta, Cymbalta, Gemzar®, Humatrope®, and Zyprexa.

•	We launched Cymbalta for the treatment of major depressive disorder in the U.S. in August 2004. In September 2004, Cymbalta received its second U.S. approval and became the first FDA-approved treatment for pain caused by diabetic peripheral neuropathy (DPNP). Cymbalta was launched in the United Kingdom and Germany in the first quarter of 2005 for the treatment of major depressive episodes. Other launches in the European Union are expected to occur throughout 2005 and 2006. The European Commission also granted marketing authorization of Cymbalta for the treatment of DPNP in adults in July 2005. Cymbalta has achieved $544.8 million in U.S. sales since its launch.

•	In August 2004, the European Commission granted marketing authorization throughout the European Union for Yentreve for the treatment of moderate-to-severe stress urinary incontinence (SUI) in women. Yentreve has been launched in several European countries and will be available in many additional countries in the coming months. In January 2005, we withdrew the New Drug Application from the FDA for duloxetine for the treatment of SUI. With our marketing partner, Boehringer Ingelheim, we are continuing to evaluate our options for next steps for the SUI indication in consultation with the FDA. Ongoing clinical trials for the product’s treatment of SUI will continue.

•	In the first quarter of 2005, we restructured our arrangements with our U.S. wholesalers. The new arrangements are expected to provide us with competitive distribution costs, reduce the speculative wholesaler buying seen in the past, and provide improved data on inventory levels at our U.S. wholesalers.

•	In June 2005, Lilly and Amylin Pharmaceuticals, Inc. launched Byetta™ (exenatide), the first in a new class of medicines known as incretin mimetics, in the U.S. for the treatment of type 2 diabetes.
III. Legal and Regulatory Matters
Certain generic manufacturers have challenged our U.S. compound patent for Zyprexa and are seeking permission to market generic versions of Zyprexa prior to its patent expiration in 2011. On April 14, 2005, the U.S. District Court in Indianapolis ruled in our favor on all counts. The decision has been appealed.
In March 2004, we were notified by the U.S. Attorney’s office for the Eastern District of Pennsylvania that it has commenced a civil investigation relating to our U.S. sales, marketing and promotional practices.
In 2005, we entered into an agreement with plaintiffs’ attorneys involved in the U.S. Zyprexa product liability litigation to settle a majority of the claims against us relating to the medication. According to the agreement, we are establishing a fund of $690 million for the claimants who agree to settle their claims. Additionally, we are paying $10 million to cover administration of the settlement. As a result of our product liability exposures, the substantial majority of which are the current and expected Zyprexa claims, we recorded a net pretax charge of $1.07 billion in the second quarter of 2005.

Sales
Sales growth for the third-quarter and first nine months of 2005 of 10 percent and 5 percent, respectively, was primarily driven by sales growth of Cymbalta, Alimta, Forteo, and Gemzar. The growth in the first nine months of 2005 was partially offset by an estimated $170 million of wholesaler destocking in the U.S., as a result of restructuring our arrangements with our U.S. wholesalers in the first quarter of 2005, and by decreased U.S. demand for Zyprexa, Strattera, and Prozac. Sales in the U.S. increased by $98.0 million, or 5 percent for the third quarter of 2005, and was flat for the first nine months of 2005, compared with the same periods of 2004. The increase in U.S. sales in the third quarter of 2005 was driven primarily by increased sales of Cymbalta and Alimta, partially offset by decreased sales of Zyprexa and Strattera. Sales outside the U.S. increased $222.7 million, or 15 percent, and $543.7 million, or 12 percent, for the third quarter and first nine months of 2005, respectively. Worldwide sales volume increased by 7 percent, while selling prices and exchange rates increased sales by 2 percent and 1 percent, respectively, in the third quarter. For the first nine months of 2005, worldwide sales volume, exchange rates, and selling prices all increased 2 percent (numbers do not add due to rounding).
The following tables summarize our net sales activity for the three- and nine-month periods ended September 30, 2005 and 2004:

				Three Months Ended
	Three Months Ended			September 30,	Percent
	September 30, 2005			2004	Change
Product	U.S.[1]	Outside U.S.	Total	Total	From 2004
	(Dollars in millions)
Zyprexa	$503.9	$531.2	$1,035.1	$1,023.7	1
Gemzar	149.7	184.6	334.3	312.7	7
Humalog	194.1	112.1	306.2	264.6	16
Evista	161.3	99.0	260.3	246.1	6
Humulin	107.7	143.2	250.9	243.7	3
Animal health products	94.1	121.6	215.7	185.4	16
Cymbalta	170.2	12.6	182.8	32.6	NM
Strattera	125.0	15.9	140.9	163.6	(14)
Alimta	76.9	45.4	122.3	40.0	NM
Fluoxetine products	65.5	46.9	112.4	141.0	(20)
Anti-infectives	32.3	72.4	104.7	107.7	(3)
Forteo	70.4	32.2	102.6	58.1	77
Humatrope	47.1	53.1	100.2	103.6	(3)
ReoPro	32.0	38.9	70.9	89.8	(21)
Actos	29.8	34.5	64.3	58.3	10
Xigris	23.5	22.0	45.5	49.3	(8)
Cialis[2]	0.6	40.3	40.9	31.1	32
Symbyax	12.7	0.3	13.0	13.5	(4)
Other pharmaceutical products	31.5	66.6	98.1	115.6	(15)

Total net sales	$1,928.3	$1,672.8	$3,601.1	$3,280.4	10

				Nine Months
	Nine Months Ended			Ended	Percent
	September 30, 2005			September 30, 2004	Change
Product	U.S.[1]	Outside U.S.	Total	Total	From 2004
	(Dollars in millions)
Zyprexa	$1,570.7	$1,599.4	$3,170.1	$3,334.3	(5)
Gemzar	431.2	550.7	981.9	885.0	11
Humalog	552.1	336.5	888.6	817.1	9
Evista	482.8	288.0	770.8	755.4	2
Humulin	315.3	442.2	757.5	752.5	1
Animal health products	249.2	363.1	612.3	547.4	12
Cymbalta	423.7	27.2	450.9	32.6	NM
Strattera	348.3	35.8	384.1	483.3	(21)
Fluoxetine products	181.8	157.3	339.1	435.9	(22)
Actos	239.3	98.7	338.0	324.0	4
Alimta	209.9	117.5	327.4	69.4	NM
Anti-infectives	102.3	224.4	326.7	351.4	(7)
Humatrope	141.6	172.0	313.6	308.4	2
Forteo	183.4	87.9	271.3	164.2	65
ReoPro	92.4	133.0	225.4	285.3	(21)
Xigris	91.6	71.2	162.8	146.5	11
Cialis[2]	1.6	123.3	124.9	96.5	29
Symbyax	39.6	0.9	40.5	55.0	(26)
Other pharmaceutical products	55.5	224.8	280.3	369.4	(24)

Total net sales	$5,712.3	$5,053.9	$10,766.2	$10,213.6	5

NM — Not meaningful
[1]	U.S. sales include sales in Puerto Rico.

[2]	Cialis had worldwide third-quarter and nine-month period ended September 30, 2005 sales of $195.1 million and $536.1 million, respectively, representing increases of 27 percent and 34 percent, respectively, compared with the same periods of 2004. The sales shown in the tables above represent results in the territories in which we market Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America (excluding Puerto Rico) and Europe). Our share of the joint-venture territory sales, net of expenses, is reported in net other income in our consolidated condensed income statement.
Product Highlights
Zyprexa sales in the U.S. decreased 10 percent and 16 percent in the third quarter and first nine months of 2005, respectively, compared with the same periods of 2004. This decrease resulted from a decline in the underlying demand due to continuing competitive pressures. Sales outside the U.S. increased 14 percent and 10 percent for the third quarter and first nine months of 2005, respectively, driven by volume growth in a number of major markets and the favorable impact of exchange rates. Excluding the impact of exchange rates, sales of Zyprexa outside the U.S. increased by 12 percent in the third quarter and 5 percent in the first nine months of 2005. Full-year 2005 Zyprexa sales outside the U.S. are expected to grow in the single digits compared with 2004. We continue to expect a slight decline in our 2005 worldwide Zyprexa sales. In September 2005, the National Institute of Mental Health released the results of its Clinical Antipsychotic Trial of Intervention Effectiveness (CATIE) study, which showed that Zyprexa was statistically superior on time to discontinuation in patients with schizophrenia as compared to other medications. Patients taking Zyprexa also experienced significantly fewer hospitalizations for schizophrenia than patients taking other medications. The study also noted that Zyprexa patients experienced greater weight gain and increases in measures of glucose and lipid metabolism than patients using other antipsychotics.
Diabetes care products, composed primarily of Humalog®, Humulin®, Actos®, and recently launched Byetta™, had worldwide net sales of $652.8 million and $2.05 billion in the third quarter and first nine months of 2005, respectively, representing increases of 13 percent and 6 percent compared with the same periods last year. Diabetes care revenues in the U.S. increased 14 percent and 3 percent, to $359.0 million and $1.16 billion for the third quarter and first nine months of 2005, primarily driven by higher prices, offset partially by a decline in underlying demand due to continued competitive pressures in the insulins market and reductions in wholesaler inventory levels of insulins during the nine months of 2005. Diabetes care revenues outside the U.S. increased 11 percent and 9 percent, to $293.7 million and $888.5 million in the third quarter and first nine months of 2005, respectively. Humalog sales increased 15 percent and 7 percent, while Humulin sales increased 3 percent and decreased 4 percent in the U.S. in the third quarter and first nine months of 2005, respectively. Humalog and Humulin sales outside the U.S. increased 18 percent and 3 percent during the third quarter of 2005 and 12 percent and 4 percent during the first nine months of 2005, respectively. Actos revenues, the majority of which represent service revenues from a copromotion agreement in the U.S. with Takeda Pharmaceuticals North America (Takeda), decreased 3 percent and 2 percent in the third quarter and first nine months of 2005 in the U.S. Actos is manufactured by Takeda Chemical Industries, Ltd., and sold in the U.S. by Takeda. As previously disclosed, since our share of revenue from the agreement with Takeda will vary from quarter to quarter based on contract terms, Actos revenue will not necessarily track with product sales. As a result, it is difficult to make quarterly comparisons for Actos revenue. Sales of Byetta, a first-in-class treatment for type 2 diabetes we market with Amylin Pharmaceuticals, were $18.1 million in its first full quarter on the U.S. market following its June 2005 launch. We report as revenue our 50 percent share of Byetta’s gross margins and our sales of Byetta pen delivery devices to Amylin. For the third quarter, this revenue totaled $10.7 million.
Gemzar sales decreased 2 percent and increased 5 percent in the U.S. for the third quarter and first nine months of 2005, respectively. Although underlying demand increased in the U.S. in the third quarter of 2005, sales growth declined in the quarter as a result of variations in wholesaler buying patterns in both years. Sales growth in the U.S. in the first nine months of 2005 was negatively affected by reductions in wholesaler inventory levels in the first quarter of 2005. Gemzar sales outside the U.S. increased 15 and 16 percent for the third quarter and first nine months of 2005, respectively.
Evista sales in the U.S. decreased 5 percent and 4 percent in the third quarter and first nine months of 2005, respectively, due primarily to a decline in U.S. underlying demand resulting from continued competitive pressures and reductions in wholesaler inventory levels. This was partially offset by price increases. Evista sales outside the U.S. increased 29 percent and 13 percent in the third quarter and nine month period of 2005 compared with the same periods of 2004.
Cymbalta was launched in the U.S. in late August 2004 for the treatment of major depressive disorder and in September 2004 for the treatment of diabetic peripheral neuropathic pain. Cymbalta launches began in Europe for the treatment of major depressive episodes during the first quarter of 2005, with additional launches expected through 2005 and 2006. Cymbalta has been well accepted, generating $182.8 million in sales in the third quarter of 2005 and $450.9 million in sales in the first nine months of 2005.
Strattera, the only nonstimulant medicine approved for the treatment of attention-deficit hyperactivity disorder (ADHD) in children, adolescents, and adults, generated $140.9 million and $384.1 million of sales during the third quarter and first nine months of 2005, compared with $163.6 million and $483.3 million of sales in the third quarter and first nine months of 2004. The decline in sales was due to a decline in demand in both periods as well as reductions in wholesaler inventory levels during the first half of 2005. We recently announced an important update to the Strattera label, communicating new information regarding uncommon reports of suicidal thoughts among children and adolescents. We will add a boxed warning to the label in the U.S. and are working with other regulatory agencies where Strattera is approved to update the label information appropriately.
Alimta was launched in the U.S. during the first quarter of 2004 for the treatment of malignant pleural mesothelioma and approved during August 2004 for second-line treatment of non-small-cell lung cancer, while in Europe it was approved for both indications in September 2004. For the third quarter of 2005, Alimta generated sales of $122.3 million, representing a sequential increase compared with second quarter 2005 sales of $111.2 million. Alimta will continue to be launched in a number of European countries in 2005.
Forteo, a treatment for both men and postmenopausal women suffering from osteoporosis, increased 48 and 30 percent in the U.S. in the third quarter and first nine months of 2005, respectively, driven by strong growth in underlying demand. Sales growth for the nine-month period was offset, in part, by wholesaler destocking in the first half of 2005 related to our new arrangements with U.S. wholesalers.
Xigris sales in the U.S. declined 21 percent in the third quarter of 2005, while sales growth for the first nine months of 2005 in the U.S. was flat. Sales outside the U.S. increased 14 percent in the third quarter of 2005 and 30 percent during the first nine months of 2005.
Cialis was launched in the U.S. in December 2003. The $195.1 million of worldwide Cialis sales in the third quarter of 2005 were composed of $40.9 million of sales in our territories, which are reported in our net sales, and $154.2 million of sales in the joint-venture territories. The $536.1 million of worldwide Cialis sales in the first nine months of 2005 were composed of $124.9 million of sales in our territories, which are reported in our net sales, and $411.2 million of sales in the joint-venture territories. Within the joint-

venture territories, the U.S. sales of Cialis were $77.5 million and $191.3 million in the third quarter and first nine months of 2005, respectively, representing increases of 10 percent and 24 percent compared with the same periods of 2004. The increase was due to an increase in market share. The nine-month growth was offset partially by reductions in wholesaler inventory levels during the first quarter of 2005.
Gross Margin, Costs, and Expenses
For the third quarter of 2005, gross margins increased 1.2 percentage points, to 76.5 percent of net sales, compared with the third quarter of 2004. For the first nine months of 2005, gross margins declined 0.8 percentage points, to 76.1 percent of net sales, compared with the first nine months of 2004. The increase for the quarter was primarily due to the favorable impact of foreign exchange rates and favorable product mix, partially offset by continued investment in our manufacturing capacity. The decrease for the nine-month period was primarily due to the continued investment in our manufacturing capacity, other cost increases, and the impact of unfavorable foreign exchange rates, partially offset by a favorable product mix.
Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 13 percent and 7 percent for the third quarter and first nine months of 2005, respectively, compared with the same periods of 2004. Investment in research and development increased 15 percent, to $751.0 million, and 12 percent, to $2.22 billion, for the third quarter and first nine months of 2005, respectively, due to increased clinical trial and development expenses, increased incentive compensation and benefit expenses, and the adoption of stock option expensing in 2005. Marketing and administrative expenses increased 13 percent, to $1.07 billion, and 4 percent, to $3.31 billion, for the third quarter and first nine months of 2005, respectively, due to increased incentive compensation and benefits expenses, third quarter 2004 reimbursement from collaboration partners for marketing and selling expenses incurred related to the Cymbalta launch, and the adoption of stock option expensing in 2005. Research and development expenses would have increased by 10 percent and 7 percent, and marketing and administrative expenses would have increased by 7 percent and decreased by 2 percent for the third quarter and first nine months of 2005, respectively, if the comparative periods in 2004 would have been restated as if stock options had been expensed.
Net other income for the quarter and nine month period ended September 30, 2005, decreased $13.8 million, to $109.3 million, and increased $45.3 million, to $289.9 million, respectively. The decrease for the quarter was primarily due to less income related to the outlicense of legacy products outside the U.S. and to third-quarter 2004 milestones received from collaborations on the duloxetine molecule, partially offset by a settlement related to a utilities contract and by the Lilly ICOS LLC joint venture becoming profitable. The increase for the nine-month period was primarily due to the utilities contract settlement, income earned from the restructuring of our royalty arrangements with Ligand Pharmaceuticals Incorporated and Cubist Pharmaceuticals, Inc., during the first quarter of 2005, and improved financial results from the Lilly ICOS LLC joint venture. During the third quarter of 2005 the joint venture reported its first profit.
For the third quarter and first nine months of 2005, the effective tax rates were 22.0 percent and 29.8 percent, respectively, while the tax rates were 22.0 percent and 25.2 percent for the third quarter and first nine months of 2004, respectively. The effective tax rates for the first nine months of 2005 was affected by the product liability charge of $1.07 billion in the second quarter of 2005. The tax benefit of this charge was less than our effective tax rate, as the tax benefit was calculated based upon existing tax laws in the countries in which we reasonably expect to deduct the charge. The effective tax rate for the first nine months of 2004 was affected by the charge for acquired IPR&D related to the AME acquisition, which is not deductible for tax purposes.
FINANCIAL CONDITION
As of September 30, 2005, cash, cash equivalents, and short-term investments totaled $6.23 billion compared with $7.46 billion at December 31, 2004. Cash flow from operations of $1.10 billion and net issuances of long-term debt of $2.00 billion were more than offset by net repayments of short-term debt of $1.98 billion, dividends paid of $1.25 billion and net capital expenditures of $878.5 million. Total debt at September 30, 2005, was $6.51 billion, essentially flat compared to December 31, 2004. We currently expect to repay approximately $1.5 billion of debt by the end of 2006.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including debt service, capital expenditures, dividends, and taxes for the remainder of 2005. We believe that amounts available through our existing commercial paper program should be adequate to fund maturities of short-term borrowings, if necessary. Various risks and uncertainties, including those discussed in the Financial Expectations for 2005 section, may affect our operating results and cash generated from operations.
We have repatriated all $8.00 billion of eligible incentive dividends as defined in the American Jobs Creation Act of 2004.

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
In October 2002, we were notified that Barr Laboratories, Inc. (Barr) had submitted an ANDA with the FDA seeking permission to market a generic version of Evista® (raloxifene) several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. In November 2002, we filed suit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that Barr’s challenges to our patents claiming the methods of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. Barr has also asserted that the method of use patents are unenforceable. The U.S. Patent and Trademark Office issued to us two new patents (expiring in 2017) directed to pharmaceutical compositions containing raloxifene and a method for preventing postmenopausal osteoporosis and a third (expiring in 2012) directed to methods of inhibiting postmenopausal bone loss by administering a single daily oral dose of raloxifene. These patents have been listed in the FDA’s Orange Book. Barr has challenged these patents, alleging that each is invalid, unenforceable, or will not be infringed. These new patents have been added to the pending suit. The suit is in discovery. No trial date has been set at this time. While we believe that Barr’s claims are without merit and we expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it has commenced a civil investigation related to our U.S. marketing and promotional practices with respect to Zyprexa, Prozac®, and Prozac Weekly™. In October 2005, the U.S. Attorney’s office advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid, Evista, Humalog, Humulin, Prozac, and Zyprexa. The inquiry includes a review of Lilly’s Medicaid best price reporting related to the product sales covered by the rebate agreements. We are cooperating with the U.S. Attorney in these investigations. In June 2005, we received a subpoena from the office of the Attorney General, Medicaid Fraud Control Unit, of the State of Florida, seeking production of documents relating to sales of Zyprexa and our marketing and promotional practices with respect to Zyprexa. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or non-monetary remedies. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.
We have been named as a defendant in approximately 400 product liability cases in the United States involving approximately 790 claimants alleging a variety of injuries from the use of Zyprexa. Most of the cases allege that the product caused or contributed to diabetes or high blood-glucose levels. The lawsuits seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the lawsuits also allege that we improperly promoted the drug. Almost all of the federal cases are part of a Multi-District Litigation (MDL) proceeding before The Honorable Jack Weinstein in the Federal District Court for the Eastern District of New York (MDL No. 1596). In addition, we have entered into agreements with various plaintiffs’ counsel halting the running of the statutes of limitation (tolling agreements) with respect to more than 6,200 individuals who do not have lawsuits on file and may or may not eventually file suits.
Two cases requesting certification of nationwide class actions on behalf of those who allegedly suffered injuries from the administration of Zyprexa were filed in the Federal District Court for the Eastern District of New York on April 16, 2004 (Ortiz v. Lilly) and May 19, 2004 (Tringali v. Lilly), respectively.

A lawsuit was filed on May 4, 2004 (Dau v. Lilly) that requested a personal injury class action on behalf of Iowa residents who took Zyprexa. In June 2005, another lawsuit was filed in the Eastern District of New York purporting to be a nationwide class action on behalf of all consumers and third party payors, excluding governmental entities, who have made or will make payments on account of their members or insured patients being prescribed Zyprexa. The suit seeks a refund of the cost of Zyprexa; medical expenses paid and to be paid as a result of persons taking Zyprexa; treble damages under certain state consumer protection statutes; punitive damages; and attorney fees. On August 25, 2005, an additional lawsuit was filed in the same court that purports to be a class action on behalf of all consumers and third party payors who have purchased, reimbursed or paid for Zyprexa. As with the previous suits, the new suit alleges that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug. The suit seeks to recover amounts paid for Zyprexa by members of the proposed class. The suit is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, and seeks treble damages, punitive damages, and attorneys fees.
In 2005, we entered into a master settlement agreement with plaintiffs’ attorneys involved in the U.S. Zyprexa product liability litigation to settle a majority of the claims against us relating to the medication. The agreement covers over 8,000 claimants, representing approximately 70 percent of the U.S. Zyprexa product liability claims identified to us. The claims included in the settlement are:
•	A large number of previously filed lawsuits pending in various state and federal courts, including the MDL;

•	The majority of the over 6,200 tolled claims; and

•	A number of other informally asserted claims.
In addition, the class action claims in the Ortiz, Tringali and Dau cases were dismissed as a part of the settlement. We are establishing a fund of $690 million for the claimants who agree to settle their claims. Additionally, we are paying $10 million to cover administration of the settlement. The settlement fund will be overseen and distributed by claims administrators appointed by the court. The agreement and the distribution of funds to participating claimants are conditioned upon, among other things, our obtaining full releases from no fewer than 7,193 claimants.
The settlement covers claimants who asserted that they developed diabetes-related conditions from their use of Zyprexa. Claimants who are not covered by the final settlement are those represented by attorneys who are not participating in the agreement. We are prepared to continue our vigorous defense of Zyprexa in the remaining cases.
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
The $1.07 billion net charge takes into account our estimated recoveries from our insurance coverage related to these matters. The after-tax impact of this net charge was $.90 per share.
We cannot predict with certainty the additional number of lawsuits and claims that may be asserted. In addition, although we believe it is probable, there can be no assurance that the Zyprexa settlement will be concluded. The ultimate resolution of Zyprexa product liability litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
FINANCIAL EXPECTATIONS FOR 2005
For the fourth quarter and full year of 2005, we expect earnings per share to be in the range of $.73 to $.79 per share and $1.90 to $1.96 per share, respectively, including the $.90 per share product liability charge recognized in the second quarter of 2005, and the incremental equity compensation expense as a result of expensing stock options (see Notes to the Consolidated Condensed Financial Statements for additional information) and compensation structural changes.
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
Our management, with the participation of Sidney Taurel, chairman and chief executive officer, and Charles E. Golden, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2005, and concluded that they are effective.
(b)	Changes in Internal Controls
During the third quarter of 2005, the implementation of a new product distribution information system in the U.S. was completed. The transition cut-over will be completed in the fourth quarter. Previously, we completed the implementation of new software applications for our Geneva, Switzerland Service Center. The implementation included, among others, our Order to Cash, General Accounting, and Purchase to Pay processes. The Service Center processes transactional activity and performs financial reporting primarily for our Middle Eastern, African, and Eastern European operations, as well as some processing for Japanese and European affiliates. Additionally, we implemented new software applications in the U.S. pertaining to the processing of various discounts and rebates to public and private health care payors. These systems will enhance operational effectiveness and efficiencies and are expected to further improve internal controls that were previously considered effective.
During the remainder of 2005, we will perform appropriate testing, under Section 404 of the Sarbanes-Oxley Act as it pertains to the above system implementations, to ensure the effectiveness of internal controls as they relate to the reliability of financial reporting and the fair presentation of our consolidated financial statements. We anticipate other implementations of software applications as part of our global enterprise-wide software conversion to occur during 2005.
Except for the preceding changes, there was no change in the company’s internal control over financial reporting during the most recently completed calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 2, Management’s Discussion and Analysis, “Legal and Regulatory Matters,” for information on various legal proceedings, including but not limited to:
•	The U.S. Zyprexa patent litigation

•	The U.S. Evista patent litigation

•	The civil investigation by the U.S. Attorney for the Eastern District of Pennsylvania relating to our U.S. sales, marketing, and promotional practices

•	The Zyprexa product liability litigation, including the agreement to settle the majority of the U.S. claims

•	The suits we have filed against several of our product liability insurance carriers with respect to our coverage for the Zyprexa claims
That information is incorporated into this Item by reference.
In Canada, two generic pharmaceutical manufacturers, Apotex Inc. (Apotex) and Novopharm Ltd. (Novopharm) (a wholly-owned subsidiary of Teva), have challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). We currently anticipate a decision from the Canadian Federal Patent Court by January 2007 in the Apotex case and by September 2007 in the Novopharm case. The generic companies allege that our patent is invalid, obtained by fraud, or irrelevant. We are vigorously contesting the legal challenges to this patent. We cannot predict or determine the outcome of this litigation.
We refer to Part I, Item 3, of our Form 10-K annual report for 2004, and Part II, Item 1 of our Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, respectively, for the discussion of litigation brought against us and many other pharmaceutical manufacturers by several counties in New York relating generally to the calculation and reporting of average wholesale prices for purposes of Medicaid reimbursement. Most of the counties in New York have now joined the litigation. The case still remains in its earliest stages.
In October 2005, we received a subpoena from the U.S. Attorney’s office for the District of Massachusetts for the production of documents relating to our business relationship with a long-term care pharmacy organization concerning Actos, Humalog, Humulin, and Zyprexa. We intend to cooperate in responding to the subpoena.
During 2004 we, along with several other pharmaceutical companies, were named in one consolidated case in Minnesota federal court brought on behalf of consumers alleging that the conduct of pharmaceutical companies in preventing commercial importation of prescription drugs from outside the United States violated antitrust laws and one case in California state court brought by several pharmacies in which plaintiffs’ claims are less specifically stated, but are substantially similar to the claims asserted in Minnesota. Both cases seek restitution for alleged overpayments for pharmaceuticals and an injunction against the allegedly violative conduct. The federal district court in the Minnesota case has dismissed the federal claims and ruled that the state claims must be brought in separate state court actions. Plaintiffs have appealed that decision to the Eighth Circuit Court of Appeals. The California case is currently in discovery.
While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against us or the ultimate cost of environmental matters, we believe that, except as noted above, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the quarter ended September 30, 2005:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
			Part of Publicly	of Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under the
	Shares Purchased	per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)
	(in thousands)			(Dollars in millions)
July 2005	4	$56.23	—	$920.0
August 2005	10	53.79	—	920.0
September 2005	23	54.91	—	920.0

Total	37		—

The amounts presented in columns (a) and (b) above represent purchases of common stock related to employee stock option exercises. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.0 billion share repurchase program announced in March 2000. As of September 30, 2005, we have purchased $2.08 billion related to this program. During the third quarter of 2005, no shares were repurchased pursuant to this program and we do not expect to purchase any shares under this program during the remainder of 2005.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits. The following documents are filed as exhibits to this Report:
EXHIBIT 10.1	The Eli Lilly and Company Bonus Plan, as amended

EXHIBIT 10.2	Master Settlement Agreement regarding Zyprexa product liability claims

EXHIBIT 11.	Statement re: Computation of Earnings (Loss) per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings From Continuing Operations to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY

(Registrant)

Date	November 3, 2005	/s/ Robert A. Armitage

Robert A. Armitage
Senior Vice President and
General Counsel

Date	November 3, 2005	/s/ Arnold C. Hanish

Arnold C. Hanish
Executive Director, Finance, and
Chief Accounting Officer

INDEX TO EXHIBITS
The following documents are filed as a part of this Report:

Exhibit
EXHIBIT 10.1	The Eli Lilly and Company Bonus Plan, as amended

EXHIBIT 10.2	Master Settlement Agreement regarding Zyprexa product liability claims*

EXHIBIT 11.	Statement re: Computation of Earnings (Loss) per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings From Continuing Operations to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 99.	Cautionary Statement Under Private Securities Litigation Reform Act of 1995 – “Safe Harbor” for Forward-Looking Disclosures

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request to the Securities and Exchange Commission.