Form 10-K
period 2005-12-31
LILLY ELI & CO
filed 2006-03-01
CIK 59478

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005
Commission file number 001-6351

Eli Lilly and Company

An Indiana corporation                      I.R.S. employer identification no. 35-0470950
Lilly Corporate Center, Indianapolis, Indiana 46285
(317) 276-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock (no par value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
8-3/8% Notes Due December 1, 2006	New York Stock Exchange
6.57% Notes Due January 1, 2016	New York Stock Exchange
7-1/8% Notes Due June 1, 2025	New York Stock Exchange
6.77% Notes Due January 1, 2036	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X  No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes       No  X
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [     ]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

[X] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Act: Yes       No  X
Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (Common Stock): approximately $54,624,800,000
Number of shares of common stock outstanding as of February 15, 2006: 1,129,982,580
Portions of the Registrant’s Proxy Statement to be filed on or about March 13, 2006 have been incorporated by reference into Part III of this report.

Part I

Item 1.	Business
Eli Lilly and Company (the “Company” or “Registrant”, which may be referred to as “we”, “us”, or “our”) was incorporated in 1901 in Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. We discover, develop, manufacture, and sell products in one significant business segment — pharmaceutical products. We also have an animal health business segment, whose operations are not material to our financial statements. We manufacture and distribute our products through owned or leased facilities in the United States, Puerto Rico, and 26 other countries. Our products are sold in approximately 135 countries.
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
Products
Our principal products are:
      Neuroscience products, our largest-selling product group, including:

•	Zyprexa®, for the treatment of schizophrenia, bipolar mania and bipolar maintenance
•	Cymbalta®, for the treatment of depression and diabetic peripheral neuropathic pain
•	Strattera®, for the treatment of attention-deficit hyperactivity disorder in children, adolescents and adults
•	Prozac®, for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder
•	Permax®, for the treatment of Parkinson’s disease
•	Sarafem®, for the treatment of pre-menstrual dysphoric disorder
•	Symbyax®, for the treatment of bipolar depression
•	Yentreve®, for the treatment of stress urinary incontinence (approved in 2004 in the European Union and several other countries outside the United States).
      Endocrine products, including:

•	Humalog®, Humalog Mix 75/25®, and Humalog Mix 50/50™, injectable human insulin analogs for the treatment of diabetes
•	Humulin®, injectable human insulin for the treatment of diabetes
•	Actos®, an oral agent for the treatment of type 2 diabetes
•	Byetta®, an injectable product for the treatment of type 2 diabetes
•	Evista®, an oral agent for the prevention and treatment of osteoporosis in post-menopausal women

•	Humatrope®, for the treatment of human growth hormone deficiency and idiopathic short stature
•	Forteo®, an injectable treatment for severe osteoporosis in women and men.

      Oncology products, including:

•	Gemzar®, for the treatment of pancreatic cancer; in combination with other agents, for treatment of metastatic breast cancer and non-small cell lung cancer; and in the European Union for bladder and ovarian cancers
•	Alimta®, for the treatment of malignant pleural mesothelioma and for second-line treatment of non- small cell lung cancer (approved in 2004 in the U.S. and several other countries).
      Animal health products, including:

•	Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry
•	Rumensin®, a cattle feed additive that improves feed efficiency and growth and also controls and prevents coccidiosis
•	Coban®, Monteban® and Maxiban®, anticoccidial agents for use in poultry
•	Apralan®, an antibiotic used to control enteric infections in calves and swine
•	Micotil®, Pulmotil®, and Pulmotil AC®, antibiotics used to treat respiratory disease in cattle, swine, and poultry, respectively
•	Surmax® (sold as Maxus® in some countries), a performance enhancer for swine and poultry
•	Paylean® and Optaflexx®, leanness and performance enhancers for swine and cattle, respectively
•	Elector®, a parasiticide for use on cattle and premises.
      Cardiovascular agents, including:

•	ReoPro®, a treatment for use as an adjunct to percutaneous coronary intervention (“PCI”), including patients undergoing angioplasty, atherectomy or stent placement
•	Xigris®, for the treatment of adults with severe sepsis at high risk of death.
      Anti-infectives, including:

•	Ceclor®, for the treatment of a wide range of bacterial infections
•	Vancocin® HCl, used primarily to treat staphylococcal infections.
      Other pharmaceutical products, including:

•	Cialis®, for the treatment of erectile dysfunction.
Marketing
We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local needs.

Pharmaceuticals — United States
In the United States, we distribute pharmaceutical products principally through independent wholesale distributors. Our marketing policy is designed to assure that products and relevant medical information are immediately available to physicians, pharmacies, hospitals, public and private payers, and appropriate health care professionals throughout the country. Three wholesale distributors in the United States — AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation — each accounted for between 12 and 17 percent of our worldwide consolidated net sales in 2005. No other distributor accounted for more than 10 percent of consolidated net sales. We also sell pharmaceutical products directly to the United States government and other manufacturers, but those sales are not material.
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
Pharmaceutical Marketing Collaborations
Several of our significant products are marketed in collaboration with other pharmaceutical companies:

•	Cymbalta is co-promoted in the United States by Quintiles Transnational Corp. and is co-promoted or co-marketed outside the U.S. (except Japan) by Boehringer Ingelheim GmbH.

•	Cialis is sold in North America and most of Europe by a joint venture between Lilly and ICOS Corporation, and is sold by us alone in other territories.

•	We co-promote Actos with a unit of Takeda Chemical Industries Ltd. in the United States and certain other countries and we sell it alone in other countries. Our U.S. marketing rights with respect to Actos expire in September 2006; however, we will receive residual royalties on U.S. Actos sales for three years thereafter.

•	We co-promote Byetta with Amylin Pharmaceuticals, Inc. in the United States and Puerto Rico, and we have exclusive marketing rights in other territories.
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
Patents, Trademarks, and Other Intellectual Property Rights
Overview
Intellectual property protection is, in the aggregate, material to our ability to successfully commercialize our life sciences innovations. We own, have applied for, or are licensed under, a large number of patents, both in the United States and in other countries, relating to products, product uses, formulations, and manufacturing processes. There is no assurance that the patents we are seeking will be granted or that the patents we have been granted would be found valid and enforceable if challenged. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with our patented products. In addition, from time to time, competitors or other third parties assert claims that our activities infringe patents or other intellectual property rights held by them. While there can be no assurance, we do not believe that any such claims will have a material adverse effect on our results of operations, liquidity, or financial position.
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
Our Intellectual Property Portfolio
We consider intellectual property protection for certain products, processes, and uses — particularly those products discussed below — to be important to our operations. For many of our products, in addition to the compound patent we hold other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the product patent.
United States compound patent expirations include those claiming the respective active ingredients in Zyprexa, 2011, and Humalog, 2013. The Gemzar compound patent in the U.S. expires in 2010, and a method-of-use patent covering treatment of neoplasms with Gemzar is in force until 2012. We have also received an additional six months of marketing exclusivity for Gemzar from the FDA under the terms of the Food and Drug Administration Modernization Act of 1997, as a result of our conducting clinical studies of Gemzar in pediatric populations, which should provide us exclusivity until 2013. We hold a number of U.S. patents covering Evista and its approved uses in osteoporosis prevention and treatment that we believe should provide us exclusivity in the United States until 2014. For Strattera, a method-of-use patent in the U.S. for treating attention deficit-hyperactivity disorder should provide exclusivity until 2016. For Cymbalta, we expect the U.S. compound patent will expire in 2013. We also have a formulation patent for Cymbalta until 2014. We expect the U.S. compound patent for Alimta will expire in 2016. For Cialis, compound and method-of-use patent protection exists in the U.S. that should provide exclusivity until 2017. In the United States, the Actos compound patent extends beyond the duration of our co-promotion agreement, which is in force until September 2006. Xigris is a complex glycoprotein biologic product that is produced through recombinant DNA technology. Xigris is not subject to the Abbreviated New Drug Application process under the Hatch-Waxman law as described below. In addition, we hold patents on the DNA materials, certain uses, manufacturing process, and the glycoprotein itself. We believe the intellectual property protection for Xigris should provide us marketing exclusivity in the U.S. until 2015. Relevant patents covering Byetta are exclusively licensed or owned by our partner

Amylin Pharmaceuticals, Inc. A method of use patent focused on the treatment of type 2 diabetes is expected to expire in the U.S. in 2017. In addition, a patent covering the Byetta formulation will expire in the U.S. in 2020.
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
In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. We are currently in litigation with numerous generic manufacturers arising from their Paragraph IV certifications on Zyprexa, Evista, and Gemzar. For more information on these, see Item 7, “Management’s Discussion and Analysis — Legal and Regulatory Matters.”
Government Regulation
Regulation of Our Operations
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

Of particular importance is the FDA in the United States. Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA has jurisdiction over all of our products and administers requirements covering the testing, safety, effectiveness, manufacturing, quality control, distribution, labeling, marketing, advertising, dissemination of information and post-marketing surveillance of our pharmaceutical products. The FDA, along with the U.S. Department of Agriculture (USDA), also regulates our animal health products. The U.S. Environmental Protection Agency also regulates some animal health products.
Outside the United States, our products and operations are subject to similar regulatory requirements, notably by the European Medicines Agency (EMEA) in the European Union and the Ministry of Health, Labor and Welfare (MHLW) in Japan. Regulatory requirements vary from country to country.
The FDA extensively regulates all aspects of manufacturing quality under its current Good Manufacturing Practices (cGMP) regulations. In recent years, we have made, and we continue to make, substantial investments of capital and operating expenses to implement comprehensive, company-wide improvements in our manufacturing, product and process development, and quality operations to ensure sustained cGMP compliance. However, in the event we fail to adhere to cGMP requirements in the future, we could be subject to interruptions in production, fines and penalties, and delays in new product approvals.
The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers and prescribers, are subject to various other federal and state laws, including the federal anti-kickback statute and the False Claims Act and state laws governing kickbacks and false claims. These laws are administered by, among others, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, the Federal Trade Commission, the Office of Personnel Management and state attorneys general. Over the past several years, both the FDA and many of these other agencies have increased their enforcement activities with respect to pharmaceutical companies. Over this period, several cases brought by these agencies against other companies under these and other laws have resulted in corporate criminal sanctions and very substantial civil settlements. Several pharmaceutical companies, including Lilly, are currently subject to proceedings by one or more of these agencies regarding marketing and promotional practices. See Item 7, “Management’s Discussion and Analysis — Legal and Regulatory Matters,” for information about currently pending marketing and promotional practices investigations in which we are involved. It is possible that we could become subject to additional administrative and legal proceedings and actions, which could include claims for civil penalties (including treble damages under the False Claims Act), criminal sanctions, and administrative remedies, including exclusion from federal health care programs. It is possible that an adverse outcome in such an action could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
Regulations Affecting Pharmaceutical Pricing and Reimbursement
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

In the U.S., implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), providing a prescription drug benefit under the Medicare program, took effect January 1, 2006. See Item 7, “Management’s Discussion and Analysis — Executive Overview — Legal and Governmental Matters” for a discussion of the anticipated impact of MMA and other federal and state healthcare cost containment measures.
International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property protection.
We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, we expect that pressures on pharmaceutical pricing will continue.
Research and Development
Our commitment to research and development dates back more than 100 years. Our research and development activities are responsible for the discovery and development of most of the products we offer today. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2005, we employed approximately 8,400 people in pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel. Our research and development expenses were $2.35 billion in 2003, $2.69 billion in 2004, and $3.03 billion in 2005.
Our pharmaceutical research and development focuses on four therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes, obesity and musculoskeletal disorders; cancer; and cardiovascular diseases. However, we remain opportunistic, selectively pursuing promising leads in other therapeutic areas. We are actively engaged in biotechnology research programs involving recombinant DNA, therapeutic proteins and antibodies as well as genomics (the development of therapeutics through identification of disease-causing genes and their cellular function), biomarkers, and targeted therapeutics. In addition to discovering and developing new chemical entities, we look for ways to expand the value of existing products through new uses and formulations that can provide additional benefits to patients. We also conduct research in animal health, including animal nutrition and physiology, control of parasites, and veterinary medicine.
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
Drug development is time-consuming, expensive, and risky. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes 12 to 15 years or longer. Drug candidates can fail at any stage of the process, and even late-stage drug candidates sometimes fail to receive regulatory approval. We believe our investments in research, both internally and in collaboration with others, have been rewarded by the number of new compounds and new indications for existing compounds that we have in all stages of development. Among our new investigational compounds in the later stages of development are potential therapies for diabetes and its complications, osteoporosis, cancer, and acute coronary syndromes. Further, we are studying many other drug candidates in the earlier stages of development, including compounds targeting cancers, thrombotic disorders, atherosclerosis, Alzheimer’s disease, diabetes, obesity, and sleep disorders. We are also developing new uses and formulations for many of our currently marketed products, such as Zyprexa, Gemzar, Alimta, Cialis, Cymbalta, Evista, Forteo, and Byetta.
Raw Materials and Product Supply
Most of the principal materials we use in our manufacturing operations are available from more than one source. We obtain certain raw materials principally from only one source. In addition, four of our significant products are manufactured by others: Actos by Takeda; ReoPro by Centocor; Xigris by Lonza Biologics (bulk product) and DSM, N.V. (finished product); and Byetta by third-party suppliers to Amylin. If we were unable to obtain certain materials from present sources, we could experience an interruption in supply until we established new sources or, in some cases, implemented alternative processes.
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
The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 24, 2006, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Offices

Sidney Taurel	57	Chairman of the Board (since January 1999) and Chief Executive Officer (since June 1998) and a Director

John C. Lechleiter, Ph.D.	52	President and Chief Operating Officer (since October 2005) and a Director

Charles E. Golden	59	Executive Vice President and Chief Financial Officer (since March 1996) and a Director

Steven M. Paul, M.D.	55	Executive Vice President, Science and Technology (since July 2003)

Robert A. Armitage	57	Senior Vice President and General Counsel (since January 2003)

Scott A. Canute	45	President, Manufacturing Operations (since October 2004)

Anthony J. Murphy, Ph.D.	55	Senior Vice President, Human Resources (since June 2005)

Gino Santini	49	Senior Vice President, Corporate Strategy and Policy (since July 2004)

Deirdre P. Connelly	45	President, U.S. Operations (since June 2005)

Lorenzo Tallarigo, M.D.	55	President, International Operations (since January 2004)
Employees
At the end of 2005, we employed approximately 42,600 people, including approximately 20,000 employees outside the United States. A substantial number of our employees have long records of continuous service.

Financial Information Relating to Business Segments and Classes of Products
You can find financial information relating to our business segments and classes of products in Item 8 of this Form 10-K, “Segment Information.” That information is incorporated here by reference.
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
Financial Information Relating to Foreign and Domestic Operations
You can find financial information relating to foreign and domestic operations in Item 8 of this Form 10-K, “Segment Information.” That information is incorporated here by reference.
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
Item 1A.               Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our company. It is possible that our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

•	We face intense competition. We compete with large number of multinational pharmaceutical companies, biotechnology companies and generic pharmaceutical companies. To compete successfully, we must continue to deliver to the market innovative, cost-effective products that meet important medical needs. Our product sales can be adversely affected by the introduction by competitors of branded products that are perceived as superior by the marketplace, by generic versions of our branded products, and by generic versions of other products in the same therapeutic class as our branded products. See Item 1, “Business — Competition,” for more details.

•	Our long-term success depends on intellectual property protection. Our long-term success depends on our ability to continually discover, develop, and commercialize innovative new pharmaceutical products. Without strong intellectual property protection, we would be unable to generate the returns necessary to support the enormous investments in research and development, capital, and other expenditures required to bring new drugs to the market. We currently expect no major patent expirations in this decade, but several major products will lose intellectual property protection in the first half of the next decade.

Intellectual property protection varies throughout the world and is subject to change over time. In the U.S., the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our patents; as a result, we expect that our U.S. patents on major products will be routinely challenged, and there can be no assurance that our patents will be upheld. See Item 1, “Business — Patents, Trademarks, and Other Intellectual Property Protection”, for more details. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay damages for past infringement or royalties on future sales.

•	Our business is subject to increasing government price controls and other health care cost containment measures. Government health care cost-containment measures can significantly affect our sales and profitability. In many countries outside the United States, government agencies strictly control, directly or indirectly, the prices at which our products are sold. In the United States, we are subject to substantial pricing pressures from state Medicaid programs and private insurance programs, including those operating under the new Medicare pharmaceutical benefit effective January 2006. We expect pricing pressures to increase. See Item I, “Business — Regulations Affecting Pharmaceutical Pricing and Reimbursement” for more details.

•	Pharmaceutical research and development is costly and uncertain. There are many difficulties and uncertainties inherent in new product development and introduction of new products. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. In addition, it can be very difficult to predict sales growth rates of new products.

•	Pharmaceutical products can develop unexpected safety or efficacy concerns. Unexpected safety or efficacy concerns can arise with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, or declining sales, as well as product liability claims.

•	Zyprexa contributes a major portion of our sales and earnings. Zyprexa, our largest-selling product, contributes a significant proportion of our total sales and income, and we believe Zyprexa will continue to be a major contributor to our sales and earnings for several years. An unexpected steep and extended decline in Zyprexa sales (resulting from, for example, an unexpected safety or efficacy concern, regulatory action, or premature loss of patent protection) could have a material adverse impact on our results of operations, financial condition and liquidity.

•	Regulatory compliance failures could be damaging to the company. The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers and prescribers, are subject to extensive regulation. Many companies, including Lilly, have been subject to claims related to these practices asserted by federal and state governmental authorities and private payors and consumers. These claims could result in substantial expense to the company. In particular, See Item 7, “Management’s Discussion and Analysis — Legal and Regulatory Matters”, for the discussions of the U.S. sales and marketing practices investigations. In addition, regulatory issues concerning compliance with current Good Manufacturing Practice (cGMP) regulations for pharmaceutical products can lead to product recalls and seizures, interruption of production leading to product shortages, and delays in the approvals of new products pending resolution of the cGMP issues. See Item 1, “Business — Regulation of our Operations”, for more details.

•	We face many product liability claims today, and future claims will be largely self-insured. We are subject to a substantial number of product liability claims involving primarily Zyprexa, DES, and thimerosal, and because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability claims for other products in the future. See Item 7, “Management’s Discussion and Analysis — Legal and Regulatory Matters” and Item 3, “Legal Proceedings”, for more information on our current product liability litigation. We have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market, and therefore will be largely self-insured for future product liability losses. In addition, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.

•	Manufacturing difficulties could lead to product supply problems. Pharmaceutical manufacturing is complex and highly regulated. Manufacturing difficulties can result in product shortages, leading to lost sales. See Item 1, “Business — Raw Materials and Product Supply,” for more details.

•	We face other risks to our business and operating results. Our business is subject to a number of other risks and uncertainties, including:

•	Economic factors over which we have no control, including changes in inflation, interest rates and foreign currency exchange rates, and overall economic conditions in volatile areas can affect our results of operations.

•	Changes in tax laws, including laws related to the remittance of foreign earnings or investments in foreign countries with favorable tax rates, and settlements of federal, state, and foreign tax audits, can affect our net income.

•	Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Emerging Issues Task Force can affect reported results.

•	Our results can also be affected by internal factors, such as changes in business strategies and the impact of restructurings, asset impairments, technology acquisition and disposition transactions, and business combinations.
Cautionary Statement Regarding Forward-Looking Statements
We have made certain forward-looking statements in this Form 10-K, and company spokespeople may make such statements in the future based on then-current expectations of management. Where possible, we try to identify forward-looking statements by using such words as “expect,” “plan,” “will,” “estimate,” “forecast,” “project,” “believe,” “anticipate,” and similar expressions. Forward-looking statements do not relate strictly to historical or current facts. They are likely to address our growth strategy, sales of current and anticipated products, financial results, the results of our research and development programs, the status of product approvals, and the outcome of contingencies such as litigation and investigations. All forward-looking statements made by us are subject to risks and uncertainties, including those summarized above, that may cause actual results to differ materially from our expectations.
We undertake no duty to update forward-looking statements.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2005, we owned 13 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 12.2 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina, Guayama, and Mayaguez, Puerto Rico. We are constructing a new production facility in Prince William County, Virginia.
We own production and distribution facilities in 13 countries outside the United States and Puerto Rico, containing an aggregate of approximately 4 million square feet of floor space. Major production sites include facilities in the United Kingdom, France, Ireland, Spain, Italy, Brazil, and Mexico. We lease production and warehouse facilities in Puerto Rico and several countries outside the United States.
Our research and development facilities in the United States consist of approximately 4.6 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Our major research and development facilities abroad are located in Belgium, United Kingdom, Germany, Canada, and Spain and contain an aggregate of approximately 700,000 square feet.
We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3.	Legal Proceedings
We are a party to various currently pending legal actions, government investigations, and environmental proceedings, and we anticipate that such actions could be brought against us in the future. The most significant of these matters are described below or, as noted, in Item 7,

“Management’s Discussion and Analysis — Legal and Regulatory Matters.” While it is not possible to predict or determine the outcome of the legal actions, investigations and proceedings brought against us, we believe that, except as otherwise specifically noted in Item 7, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.
Legal Proceedings Described in Management’s Discussion and Analysis
See Item 7, “Management’s Discussion and Analysis — Legal and Regulatory Matters,” for information on various legal proceedings, including but not limited to:

•	The U.S. patent litigation involving Zyprexa, Evista, and Gemzar

•	The civil investigation by the U.S. Attorney for the Eastern District of Pennsylvania relating to our U.S. sales, marketing, and promotional practices

•	The Zyprexa product liability and related litigation, including claims brought on behalf of healthcare payors

•	The suits we have filed against several of our product liability insurance carriers with respect to our coverage for the Zyprexa product liability claims
That information is incorporated into this Item by reference.
Other Patent Litigation
During 2005, two generic pharmaceutical manufacturers, Apotex Inc. (Apotex) and Novopharm Ltd. (Novopharm) (a wholly-owned subsidiary of Teva), challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011) in Canada. We currently anticipate a decision from the Canadian Federal Patent Court by January 2007 in the Apotex case and by September 2007 in the Novopharm case. The generic companies allege that our patent is invalid, obtained by fraud, or irrelevant. In May 2004, Egis-Gyogyszergyar, a generic pharmaceutical manufacturer, challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011) in Germany. We currently anticipate a decision from the German Patent Court in 2006 or 2007. In addition to our patents, we have data package exclusivity in Germany through September 2006. We have received challenges to Zyprexa patents in a number of other countries as well, including Spain, China, Russia, and several Eastern European countries. We are vigorously contesting the various legal challenges to our Zyprexa patents. We cannot predict or determine the outcome of this litigation.
In October 2002, Pfizer Inc. filed a lawsuit in the United States District Court in Delaware against us, Lilly ICOS LLC, and ICOS Corporation alleging that the proposed marketing of Cialis for erectile dysfunction would infringe its newly issued method-of-use patent. In September 2003, the U.S. Patent and Trademark Office, on its own initiative, ordered that Pfizer’s patent be reexamined. The Delaware suit has been stayed pending the outcome of the reexamination. In the European Union, the Technical Board of Appeal of the European Patent Office revoked Pfizer’s method-of-use patent in its entirety in February 2005. The U.K. Court of Appeal has also held the U.K. counterpart to this patent invalid. Litigation relating to the corresponding patent is also pending in Australia, Brazil, Canada, Mexico, New Zealand, and South Africa. We intend to vigorously defend this litigation and expect to prevail. However, it is not possible to predict or determine the outcome of this litigation .

Other Product Liability Litigation
We are currently a defendant in a variety of product liability lawsuits in the United States involving primarily Zyprexa, diethylstilbestrol (“DES”) and thimerosal.
In approximately 125 U.S. actions involving approximately 200 claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who were prescribed DES during pregnancy.
We have been named as a defendant in approximately 340 actions in the U.S., involving approximately 1,020 claimants, brought in various state courts and federal district courts on behalf of children with autism or other neurological disorders who received childhood vaccines (manufactured by other companies) that contained thimerosal, a generic preservative used in certain vaccines in the U.S. beginning in the 1930s. We purchased patents and conducted research pertaining to thimerosal in the 1920s. We have been named in the suits even though we discontinued manufacturing the raw material in 1974 and discontinued selling it in the United States to vaccine manufacturers in 1992. The lawsuits typically name the vaccine manufacturers as well as Lilly and other distributors of thimerosal, and allege that the children’s exposure to thimerosal-containing vaccines caused their autism or other neurological disorders. We strongly deny any liability in these cases. There is no credible scientific evidence establishing a causal relationship between thimerosal-containing vaccines and autism or other neurological disorders. In addition, we believe the majority of the cases should not be prosecuted in the courts in which they have been brought because the underlying claims are subject to the National Childhood Vaccine Injury Act of 1986. Implemented in 1988, the Act established a mandatory, federally administered no-fault claims process for individuals who allege that they were harmed by the administration of childhood vaccines. Under the Act, claims must first be brought before the U.S. Court of Claims for an award determination under the compensation guidelines established pursuant to the Act. Claimants who are unsatisfied with their awards under the Act may reject the award and seek traditional judicial remedies.
Other Marketing Practices Investigations
In 2002, 2003, and 2004, we received grand jury subpoenas from the Office of Consumer Litigation, Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. In the fourth quarter of 2004 we recorded a provision for $36.0 million in connection with the matter. In December 2005, we reached a settlement of the matter with the government, which was subsequently approved by the U.S. District Court for the Southern District of Indiana in February 2006. As part of the settlement, we agreed to plead guilty to one misdemeanor violation of the Food, Drug, and Cosmetic Act. The plea is for the off-label promotion of Evista during 1998. The government did not charge the company with any unlawful intent, nor do we acknowledge any such intent. In connection with the overall settlement, we paid a total of $36.0 million. In addition, as part of the settlement, a civil consent decree requires us to continue to have a compliance program and to undertake a set of defined corporate integrity obligations related to Evista for five years.
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

Other Matters
In August 2005, we received a civil subpoena from office of the Attorney General of Connecticut for production of documents related to Healthcare Research & Development Institute LLC, an organization of executives of hospitals, healthcare systems, and other companies in the healthcare field, of which we are a corporate member. We are cooperating in responding to the subpoena.
In October 2005, we received a subpoena from the U.S. Attorney’s office for the District of Massachusetts for the production of documents relating to our business relationship with a long-term care pharmacy organization concerning Actos, Humalog, Humulin, and Zyprexa. We are cooperating in responding to the subpoena.
Between 2003 and 2005, various counties in New York sued us and many other pharmaceutical manufacturers, claiming in general that as a result of alleged improprieties by the manufacturers in the calculation and reporting of average wholesale prices for purposes of Medicaid reimbursement, the counties overpaid their portion of the cost of pharmaceuticals. The suits seek monetary and other relief, including civil penalties and treble damages. The suits have been transferred to the U.S. District Court for the District of Massachusetts for pretrial proceedings. The suits are in the earliest stages. Similar suits were filed against us and many other manufacturers by the states of Alabama and Mississippi. In December 2005, Alabama voluntarily dismissed its case against us. The Mississippi case, pending in state court in Hinds County, is in the earliest stages.
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
During the fourth quarter of 2005, no matters were submitted to a vote of security holders.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
You can find information relating to the principal market for our common stock and related stockholder matters at Item 8 under “Selected Quarterly Data (unaudited)” and “Selected Financial Data (unaudited).” That information is incorporated here by reference.
The following table summarizes the activity related to repurchases of our equity securities during the fourth quarter ended December 31, 2005:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

	(in thousands)		(in thousands)	(Dollars in millions)
October 2005	61	$51.86	—	$920.0
November 2005	—	—	—	920.0
December 2005	6,717	56.36	6,704	541.3

Total	6,778		6,704

The amounts presented in columns (a) and (b) above include purchases of common stock related to our share repurchase program and employee stock option exercises. The amounts presented in columns (c) and (d) in the above table represent activity related only to our $3.0 billion share repurchase program announced in March 2000. As of December 31, 2005, we have purchased $2.46 billion related to this program.

Item 6.	Selected Financial Data
You can find selected financial data for each of our five most recent fiscal years in Item 8 under “Selected Financial Data (unaudited).” That information is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Overview
This section provides an overview of our financial results, product launches and late-stage product pipeline developments, and legal and governmental matters affecting our company and the pharmaceutical industry.
Financial Results
We achieved worldwide sales growth of 6 percent, due in part to the launch in 2004 of five new products as well as six new indications or formulations for expanded use of new and existing products in key markets. In addition, we launched one new product in the U.S. and several new products, new indications, or new formulations in key markets in 2005. We continued our substantial investments in our manufacturing operations and research and development activities, resulting in cost of products sold and research and development costs increasing at rates greater than sales. Despite product launch expenditures, our cost-containment and productivity measures contributed to marketing and administrative expenses increasing at a rate less than sales. During 2005, we began to expense stock options, which had the effect of increasing our research and development and marketing and administrative expenses. We also benefited from an increase in net other income due primarily to increased profitability of the Lilly ICOS joint venture and a decrease in the tax rate in 2005. Net income was $1.98 billion, or $1.81 per share, in 2005 as compared with $1.81 billion, or $1.66 per share, in 2004, representing an increase in net income and earnings per share of 9 percent. Net income comparisons between 2005 and 2004 are also affected by the impact of the following significant items that are reflected in our financial results (see Notes 1, 2, 3, 4, 7, 11, and 13 to the consolidated financial statements for additional information):
2005

•	We incurred a charge related to product liability litigation matters, primarily related to Zyprexa®, of $1.07 billion (pretax), which decreased earnings per share by $.90 in the second quarter of 2005 (Notes 4 and 13).

•	In 2005, we began to expense stock options in accordance with SFAS 123(R). Had we expensed stock options in 2004, our 2004 net income would have been lower by $266.4 million, which would have decreased earnings per share by $.24 per share (Notes 1 and 7).

•	We recognized asset impairment and other special charges of $171.9 million (pretax) in the fourth quarter, which decreased earnings per share by $.14 (Note 4).

•	We adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, in the fourth quarter of 2005. The adoption of FIN 47 resulted in an adjustment for the cumulative effect of a change in accounting principle of $22.0 million (after-tax), which decreased earnings per share by $.02 (Note 2).

2004

•	We recognized asset impairment charges, streamlined our infrastructure, and provided for the anticipated resolution of the government investigation of Evista® marketing and promotional practices, resulting in charges of $108.9 million (pretax) in the second quarter and $494.1 million (pretax) in the fourth quarter, which decreased earnings per share by $.08 and $.30, respectively (Note 4).

•	We incurred charges for acquired in-process research and development (IPR&D) of $362.3 million (no tax benefit) in the first quarter related to the acquisition of Applied Molecular Evolution, Inc. (AME), and $29.9 million (pretax) in the fourth quarter related to our acquisition of a Phase I compound currently under development as a potential treatment for insomnia, which decreased earnings per share by $.33 in the first quarter and $.02 in the fourth quarter (Note 3).

•	As discussed further in Financial Condition, we recognized tax expenses of $465.0 million in the fourth quarter associated with the anticipated repatriation in 2005 of $8.00 billion of our earnings reinvested outside the U.S., as a result of the passage of the American Jobs Creation Act of 2004 (AJCA). This tax expense decreased earnings per share by $.43 in that quarter (Note 11).
Recent Product Launches and Late-Stage Product Pipeline Developments
Our long-term success depends, to a great extent, on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies. We have achieved a number of successes with recent product launches and late-stage pipeline developments, including:

•	We are in the process of rolling out the global launches of a number of new products, including Alimta®, Byetta®, Cialis®, Cymbalta®, Forteo®, Strattera®, Symbyax®, and Yentreve®. In addition, we recently launched new indications or formulations of Alimta, Cymbalta, Gemzar®, Humatrope®, and Zyprexa.

•	We launched Cymbalta for the treatment of major depressive disorder in the U.S. in August 2004. In September 2004, Cymbalta received its second U.S. approval and became the first FDA-approved treatment for diabetic peripheral neuropathic pain (DPNP). Cymbalta was launched in the United Kingdom and Germany in the first quarter of 2005 for the treatment of major depressive episodes. Other launches in the European Union are expected to occur throughout 2006. The European Commission also granted marketing authorization of Cymbalta for the treatment of DPNP in adults in July 2005. Cymbalta has achieved $728.9 million in U.S. sales since its launch.

•	In June 2005, Lilly and Amylin Pharmaceuticals, Inc., launched Byetta (exenatide), the first in a new class of medicines known as incretin mimetics, in the U.S. for the treatment of type 2 diabetes. In the fourth quarter of 2005, we submitted Byetta for the treatment of type 2 diabetes in Europe.

•	We expect to advance our pipeline during 2006 with three significant submissions anticipated, including Arxxanttm for diabetic retinopathy, Cymbalta for generalized anxiety disorder, and Evista for breast cancer risk reduction in postmenopausal women.

Legal and Governmental Matters
Certain generic manufacturers have challenged our U.S. compound patent for Zyprexa and are seeking permission to market generic versions of Zyprexa prior to its patent expiration in 2011. On April 14, 2005, the U.S. District Court in Indianapolis ruled in our favor on all counts, upholding our patents. The decision has been appealed.
In 2005, we entered into an agreement with plaintiffs’ attorneys involved in certain U.S. Zyprexa product liability litigation to settle a majority of the claims against us relating to the medication. We established a fund of $690 million for the claimants who agree to settle their claims. Additionally, we paid $10 million to cover administration of the settlement. As a result of our product liability exposures, the substantial majority of which were related to Zyprexa, we recorded a net pretax charge of $1.07 billion in the second quarter of 2005.
In March 2004, we were notified by the U.S. Attorney’s office for the Eastern District of Pennsylvania that it has commenced a civil investigation relating to our U.S. sales, marketing, and promotional practices.
In the United States, implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), which provides a prescription drug benefit under the Medicare program, took effect January 1, 2006. While it is difficult to predict the business impact of this legislation, we currently anticipate a modest short-term increase in sales. However, in the long term there is additional risk of increased pricing pressures. While the MMA prohibits the Secretary of Health and Human Services (HHS) from directly negotiating prescription drug prices with manufacturers, we expect continued challenges to that prohibition over the next several years. Also, the MMA retains the authority of the Secretary of HHS to prohibit the importation of prescription drugs, but we expect Congress to consider several measures that could remove that authority and allow for the importation of products into the U.S. regardless of their safety or cost. If adopted, such legislation would likely have a negative effect on our U.S. sales. We believe there is some chance that the new and expanded prescription drug coverage for seniors under the MMA will alleviate the need for a federal importation scheme.
As a result of the passage of the MMA, aged and disabled patients jointly eligible for Medicare and Medicaid began receiving their prescription drug benefits through the Medicare program, instead of Medicaid, on January 1, 2006. This may relieve some state budget pressures but is unlikely to result in reduced pricing pressures at the state level. A majority of states have begun to implement supplemental rebates and restricted formularies in their Medicaid programs, and these programs are expected to continue in the post-MMA environment. Several states are also attempting to extend discounted Medicaid prices to non-Medicaid patients. Additionally, notwithstanding the federal law prohibiting drug importation, approximately a dozen states have implemented importation schemes for their citizens, usually involving a website that links patients to selected Canadian pharmacies. One state has such a program for its state employees. As a result, we expect pressures on pharmaceutical pricing to continue.
International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property protection.

Operating Results — 2005
Sales
Our worldwide sales for 2005 increased 6 percent, to $14.65 billion, driven primarily by sales growth of Cymbalta, Alimta, Forteo, and Gemzar. As a result of restructuring our arrangements with our U.S. wholesalers in early 2005, reductions occurred in wholesaler inventory levels for certain products (primarily Strattera, Prozac®, and Gemzar) that reduced our sales by approximately $170 million. Sales growth in 2005 was also affected by decreased U.S. demand for Zyprexa, Strattera, and Prozac. Despite this wholesaler destocking and decreased demand, sales in the U.S. increased 2 percent, to $7.80 billion, driven primarily by increased sales of Cymbalta and Alimta. Sales outside the U.S. increased 11 percent, to $6.85 billion, driven by growth of Zyprexa, Alimta, and Gemzar. Worldwide sales reflected a volume increase of 3 percent, with global selling prices contributing 1 percent and an increase due to favorable changes in exchange rates contributing 1 percent. (Numbers do not add due to rounding.)
The following table summarizes our net sales activity in 2005 compared with 2004:

	Year Ended
	December 31, 2005			Year Ended	Percent
				December 31, 2004	Change
Product	U.S.(1)	Outside U.S.	Total	Total	from 2004

(Dollars in millions)
Zyprexa	$2,034.9	$2,167.4	$4,202.3	$4,419.8	(5)
Gemzar	586.1	748.4	1,334.5	1,214.4	10
Humalog	739.6	458.1	1,197.7	1,101.6	9
Evista	652.9	383.2	1,036.1	1,012.7	2
Humulin	410.7	594.0	1,004.7	997.7	1
Animal health products	370.3	493.4	863.7	798.7	8
Cymbalta	636.2	43.5	679.7	93.9	NM
Strattera	498.7	53.4	552.1	666.7	(17)
Actos	355.7	137.3	493.0	452.9	9
Alimta	296.3	166.9	463.2	142.6	NM
Fluoxetine products	249.1	204.3	453.4	559.0	(19)
Anti-infectives	133.3	310.6	443.9	478.0	(7)
Humatrope	184.5	229.9	414.4	430.3	(4)
Forteo	264.7	124.6	389.3	238.6	63
ReoPro®	119.8	176.9	296.7	362.8	(18)
Xigris®	118.9	95.7	214.6	201.8	6
Cialis(2)	2.3	167.6	169.9	130.6	30
Symbyax	52.6	1.3	53.9	70.2	(23)
Other pharmaceutical products	91.5	290.7	382.2	485.6	(21)

Total net sales	$7,798.1	$6,847.2	$14,645.3	$13,857.9	6

NM — Not meaningful
(1)      U.S. sales include sales in Puerto Rico.
(2)      Cialis had worldwide 2005 sales of $746.6 million, representing an increase of 35 percent compared with 2004. The sales shown in the table above represent results only in the territories in which we market Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture territory sales, net of expenses, is reported in net other income in our consolidated income statement.

Zyprexa, our top-selling product, is a treatment for schizophrenia, bipolar mania, and bipolar maintenance. Zyprexa sales in the U.S. decreased 16 percent in 2005, resulting from a decline in underlying demand due to continuing competitive pressures. Sales outside the U.S. in 2005 increased 9 percent, driven by volume growth in a number of major markets and the favorable impact of exchange rates. Excluding the impact of exchange rates, sales of Zyprexa outside the U.S. increased by 6 percent. In September 2005, the National Institute of Mental Health released the results of its Clinical Antipsychotic Trial of Intervention Effectiveness (CATIE) study, which showed that Zyprexa was statistically superior on time to discontinuation in patients with schizophrenia as compared to other medications. Patients taking Zyprexa also experienced significantly fewer hospitalizations for schizophrenia than patients taking other medications. In addition, the study noted that Zyprexa patients experienced greater weight gain and increases in measures of glucose and lipid metabolism than patients using other antipsychotics.
Diabetes care products, composed primarily of Humalog®, our insulin analog; Humulin®, a biosynthetic human insulin; Actos®, an oral agent for the treatment of type 2 diabetes; and recently-launched Byetta, the first in a new class of medicines known as incretin mimetics for type 2 diabetes that we market with Amylin Pharmaceuticals, had aggregate worldwide revenues of $2.80 billion in 2005, an increase of 7 percent. Diabetes care revenues in the U.S. increased 7 percent, to $1.59 billion, primarily driven by higher prices, offset partially by a decline in underlying demand due to continued competitive pressures in the insulins market and reductions in wholesaler inventory levels of insulins. Diabetes care revenues outside the U.S. increased 8 percent, to $1.20 billion. Humalog sales increased 8 percent in the U.S. and 10 percent outside the U.S. Humulin sales in the U.S. decreased 3 percent, while Humulin sales outside the U.S. increased 3 percent. Actos revenues, the majority of which represent service revenues from a copromotion agreement in the U.S. with Takeda Pharmaceuticals North America (Takeda), increased 9 percent in 2005. Actos is manufactured by Takeda Chemical Industries, Ltd., and sold in the U.S. by Takeda. Our U.S. marketing rights with respect to Actos expire in September 2006; however, we will continue receiving royalties from Takeda. As a result, our revenues from Actos will decline each year from 2006 through 2009. Our arrangement in the U.S. ceases after October 2009. Sales of Byetta were $74.6 million following its June 2005 launch. We report as revenue our 50 percent share of Byetta’s gross margin and our sales of Byetta pen delivery devices to Amylin. This revenue totaled $39.6 million in 2005.
Sales of Gemzar, a product approved to fight various cancers, increased 4 percent in the U.S. Sales growth in the U.S. in 2005 was negatively affected by reductions in wholesaler inventory levels as a result of our restructured arrangements with our U.S. wholesalers. Gemzar sales increased 15 percent outside the U.S., driven by strong volume growth in a number of cancer indications.

Sales of Evista, a product for the prevention and treatment of osteoporosis, decreased 2 percent in the U.S. due to a decline in U.S. underlying demand resulting from continued competitive pressures and reductions in wholesaler inventory levels. This decline was partially offset by price increases. Outside the U.S., sales of Evista increased 11 percent, driven by volume growth in several markets and the early 2004 launch of the product in Japan.
Cymbalta was launched in the U.S. in late August 2004 for the treatment of major depressive disorder and in September 2004 for the treatment of diabetic peripheral neuropathic pain. Cymbalta launches began in Europe for the treatment of major depressive disorder during the first quarter of 2005, with additional launches expected through 2006. Cymbalta has been well accepted, generating $679.7 million in sales in 2005.
Sales of Strattera, the only nonstimulant medicine approved for the treatment of attention-deficit hyperactivity disorder in children, adolescents, and adults, declined 24 percent in the U.S. in 2005 due to wholesaler destocking resulting from restructured arrangements with our U.S. wholesalers and a decline in underlying demand. Sales outside the U.S. were $53.4 million in 2005, compared with $10.3 million in 2004, primarily reflecting recent launches in Australia, Canada, Germany, Mexico, and Spain. In the third quarter of 2005, we announced an important update to the Strattera label, communicating new information regarding uncommon reports of suicidal thoughts among children and adolescents. We have added a boxed warning to the label in the U.S. and are working with other regulatory agencies in countries where Strattera is approved to update the label information appropriately.
Alimta was launched in the U.S. in February 2004 for the treatment of malignant pleural mesothelioma and in August for second-line treatment of non-small-cell lung cancer (NSCLC). Alimta was launched in several European countries in the second half of 2004 and throughout 2005. Alimta generated sales of $463.2 million in 2005.

Forteo, a treatment for both men and postmenopausal women suffering from severe osteoporosis, increased 34 percent in the U.S. in 2005, driven by strong growth in underlying demand. Sales growth was offset, in part, by wholesaler destocking in the first half of 2005 related to our new arrangements with U.S. wholesalers.
Cialis, an erectile dysfunction treatment, is promoted in North America and Europe jointly by Lilly and ICOS Corporation, and by Lilly exclusively in the rest of the world. The $746.6 million of worldwide Cialis sales in 2005, an increase of 35 percent compared to 2004, comprises $169.9 million of sales in our territories, which are reported in our net sales, and $576.7 million of sales in the joint-venture territories. Within the joint-venture territories, U.S. sales of Cialis were $272.9 million for 2005, an increase of 32 percent, despite wholesaler destocking in the first half of the year as a result of our restructured arrangements with our U.S. wholesalers. Cialis continues to increase its market share in most major markets in this extremely competitive category.
Animal health product sales in the U.S. increased 9 percent, while sales outside the U.S. increased 7 percent, led by Rumensin and Paylean.
Gross Margin, Costs, and Expenses
The 2005 gross margin decreased to 76.3 percent of sales compared with 76.7 percent for 2004. The decrease was primarily due to higher manufacturing expenses, partially offset by favorable product mix and lower factory inventory losses.
Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 8 percent in 2005. Investment in research and development increased 12 percent, to $3.03 billion, in 2005, due to the adoption of stock option expensing in 2005, decreased reimbursements from collaboration partners, and increased incentive compensation and benefits expenses. We continued to be a leader in our industry peer group by investing approximately 21 percent of our sales into research and development during 2005. Marketing and administrative expenses increased 5 percent in 2005, to $4.50 billion, due to the adoption of stock option expensing in 2005, and increased incentive compensation and benefits expenses. This comparison also benefited from a charitable contribution to the Lilly Foundation during the fourth quarter of 2004. Research and development expenses would have increased by 8 percent, and marketing and administrative expenses would have been flat for 2005, if 2004 had been restated as if stock options had been expensed.
Net other income for 2005 increased $89.4 million, to $419.4 million, primarily due to the Lilly ICOS LLC joint venture becoming profitable during 2005 and increased interest income, partially offset by less income related to the outlicense of legacy products and partnered products in development. We report our 50 percent share of the operating results of the Lilly ICOS joint venture in our net other income. For 2005, our net income from the joint venture was $11.1 million, compared with a net loss of $79.0 million in 2004. The joint venture became profitable for the first time in the third quarter of 2005.
Interest expense for 2005 increased $53.6 million, to $105.2 million, primarily due to an increase in interest rates.
The effective tax rate for 2005 was 26.3 percent, compared with 38.5 percent for 2004. The effective tax rate for 2005 was affected by the product liability charge of $1.07 billion. The tax benefit of this charge was less than our effective tax rate, as the tax benefit was calculated based upon existing tax laws in the countries in which we reasonably expect to deduct the charge. The effective tax rate for 2004 was affected by the tax provision related to the expected repatriation of $8.00 billion of earnings reinvested outside the U.S. pursuant to the AJCA and the charge for acquired IPR&D related to the AME acquisition, which is not deductible for tax purposes. See Note 11 to the consolidated financial statements for additional information.

Operating Results — 2004
Financial Results
We achieved worldwide sales growth of 10 percent, due in part to the launch during the year of five new products as well as six new indications or formulations for expanded use of new and existing products in key markets. We continued our substantial investments in our manufacturing operations and research and development activities, resulting in costs of products sold and research and development costs increasing at rates greater than sales. Despite significant product launch expenditures, our cost-containment and productivity measures resulted in marketing and administrative expenses increasing at a rate significantly less than sales. We also benefited from an increase in net other income in 2004. Net income was $1.81 billion, or $1.66 per share, in 2004, as compared with $2.56 billion, or $2.37 per share, in 2003, decreases of 29 and 30 percent, respectively.
Certain items, reflected in our operating results for 2004 and 2003, should be considered in comparing the two years. The significant items for 2004 are summarized in the Executive Overview. The 2003 items are summarized as follows (see Note 4 to the consolidated financial statements for additional information).

•	We recognized asset impairments, primarily relating to manufacturing assets in the U.S., and streamlined our infrastructure, resulting in severance-related and other charges totaling $167.1 million (pretax) in the first quarter and $28.3 million (pretax) in the fourth quarter, which decreased earnings per share by approximately $.10 and $.02 in the first and fourth quarters of 2003, respectively (Note 4).

•	Separately, we recognized asset impairments and other charges of $186.8 million (pretax) in the first quarter of 2003 related primarily to our common stock ownership and loan agreements with Isis Pharmaceuticals, Inc. (Isis), which decreased earnings per share by $.13 in that quarter (Note 4).

•	In the fourth quarter of 2003, we recorded a gain of $65.0 million (pretax) related to the sale of patent rights to dapoxetine for development in the field of genitourinary disorders to PPD, Inc., which increased earnings per share by $.04 in that quarter.
Sales
Our worldwide sales for 2004 increased 10 percent, to $13.86 billion, due primarily to the increased global sales of Strattera, Gemzar, Forteo, Zyprexa, Evista, Humatrope, and Cialis, and sales related to the launches of Alimta and Cymbalta. Sales in the U.S. increased 6 percent, to $7.67 billion. Sales outside the U.S. increased 15 percent, to $6.19 billion. Worldwide sales reflected a volume increase of 5 percent, with global selling prices contributing 2 percent and an increase due to favorable changes in exchange rates contributing 3 percent.

The following table summarizes our net sales activity in 2004 compared with 2003:

	Year Ended December 31, 2004			Year Ended	Percent
				December 31, 2003	Change
Product	U.S.(1)	Outside U.S.	Total	Total	from 2003

	(Dollars in millions)
Zyprexa	$2,422.2	$1,997.6	$4,419.8	$4,276.9	3
Gemzar	565.1	649.3	1,214.4	1,021.7	19
Humalog	685.4	416.2	1,101.6	1,021.3	8
Evista	667.9	344.8	1,012.7	922.1	10
Humulin	422.7	575.0	997.7	1,060.4	(6)
Animal health products	338.9	459.8	798.7	726.6	10
Strattera	656.4	10.3	666.7	370.3	80
Fluoxetine products	327.3	231.7	559.0	645.1	(13)
Anti-infectives	110.2	367.8	478.0	489.9	(2)
Actos	340.4	112.5	452.9	431.2	5
Humatrope	204.8	225.5	430.3	370.9	16
ReoPro	175.4	187.4	362.8	364.4	0
Forteo	198.0	40.6	238.6	65.3	NM
Xigris	123.3	78.5	201.8	160.4	26
Alimta	121.8	20.8	142.6	—	NM
Cialis(2)	1.4	129.2	130.6	73.5	78
Cymbalta	92.7	1.2	93.9	—	NM
Symbyax	70.1	0.1	70.2	—	NM
Other pharmaceutical products	144.5	341.1	485.6	582.5	(17)

Total net sales	$7,668.5	$6,189.4	$13,857.9	$12,582.5	10

NM — Not meaningful
(1)      U.S. sales include sales in Puerto Rico.
(2)      Cialis had worldwide 2004 sales of $552.3 million, an increase of 172 percent compared with 2003. The sales shown in the tables above represent results in the territories in which we market Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture territory sales, net of expenses, is reported in net other income in our consolidated income statement.
Zyprexa sales in the U.S. decreased 8 percent in 2004 due to a decline in underlying demand from continued competitive pressures. Zyprexa sales outside the U.S. increased 22 percent, driven by volume growth in a number of major markets outside the U.S. International Zyprexa sales growth also benefited from the impact of foreign exchange rates. Excluding the impact of exchange rates, sales of Zyprexa outside the U.S. increased 13 percent in 2004.
Diabetes care products had aggregate worldwide revenues of $2.61 billion in 2004, an increase of 2 percent. Diabetes care revenues in the U.S. decreased 6 percent, to $1.49 billion. Diabetes care revenues outside the U.S. increased 14 percent, to $1.12 billion. Humulin sales in the U.S. decreased 19 percent, driven primarily by volume declines due to competitive pressures. Humulin sales outside the U.S. increased 7 percent. Humalog sales in the U.S. increased 3 percent as increased prices offset slight volume declines. Humalog sales outside the U.S. increased 16 percent, to $416.2 million. Actos revenues increased 5 percent in 2004.
Sales of Gemzar increased 8 percent in the U.S. largely due to the May 2004 approval for the treatment of late-stage metastatic breast cancer. Gemzar sales increased 31 percent outside the U.S.,

driven by strong volume growth in a number of cancer indications as well as favorable foreign exchange rates.
Sales of Evista increased 1 percent in the U.S. due to continued competitive pressures. Outside the U.S., Evista maintained a strong growth rate of 32 percent, driven by volume growth in several markets and the early 2004 launch of the product in Japan.
In 2004, Strattera generated an 80 percent increase over 2003 sales despite a very competitive landscape. In December 2004, we added a bolded warning to the product label, which indicates that the medication should be discontinued in patients with jaundice (yellowing of the skin or whites of the eyes) or in the event of laboratory evidence of liver injury.
Forteo generated $238.6 million in sales in 2004, continuing the product’s strong growth trajectory following its U.S. launch in December 2002 and European launches in late 2003 and during 2004.
The $552.3 million of worldwide Cialis sales in 2004, an increase of 172 percent compared to 2003, comprises $130.6 million of sales in our territories, which are reported in our net sales, and $421.7 million of sales in the joint-venture territories. Within the joint-venture territories, U.S. sales of Cialis were $206.6 million for 2004.
Animal health product sales in the U.S. increased 9 percent, while sales outside the U.S. increased 10 percent, led by Tylan®, Rumensin, and Paylean.
Gross Margin, Costs, and Expenses
The 2004 gross margin decreased to 76.7 percent of sales compared with 78.7 percent for 2003. The decrease was due primarily to continued investment in our manufacturing technical capabilities and capacity and the impact of foreign exchange rates, offset partially by favorable changes in product mix due to growth in sales of higher margin products.
Operating expenses increased 9 percent in 2004. Investment in research and development increased 15 percent, to $2.69 billion, due to increased clinical trial and development expenses and increased incentive compensation and benefits expenses, partially offset by reimbursements for research activities from our collaboration partners. We reinvested more than 19 percent of our sales into research and development. Marketing and administrative expenses increased 6 percent in 2004, to $4.28 billion, attributable primarily to increased selling expenses in support of the new and anticipated product launches, the impact of foreign exchange rates, increased incentive compensation and benefits expenses, increased charitable contributions to the Lilly Foundation, and increased product liability expenses, offset partially by ongoing marketing cost-containment measures and marketing expense reimbursement from collaboration partners. A majority of the reimbursements are ongoing.
Net other income for 2004 increased $126.9 million to $330.0 million. The increase for 2004 was primarily due to income related to the outlicensing of legacy products outside the United States, milestone payments from collaborations on the duloxetine molecule, income related to a previously assigned patent arrangement of $30.0 million, and other miscellaneous income. This was offset partially by an increase in the net loss of the Lilly ICOS LLC joint venture, due primarily to increased marketing costs of Cialis in joint-venture territories, and the 2003 sale of dapoxetine patent rights. For 2004, our net loss from the joint venture was $79.0 million, compared with $52.4 million in 2003.
The effective tax rate for 2004 was 38.5 percent, compared with 21.5 percent for 2003. The increase in the effective tax rate was caused by the tax provision related to the expected repatriation of $8.00 billion of earnings reinvested outside the U.S. pursuant to the AJCA and the charge for acquired IPR&D related to the AME acquisition, which is not deductible for tax purposes. See Note 11 to the consolidated financial statements for additional information.
Financial Condition
As of December 31, 2005, cash, cash equivalents, and short-term investments totaled $5.04 billion compared with $7.46 billion at December 31, 2004. Cash flow from operations of $1.91 billion and net issuances of long-term debt of $2.00 billion were more than offset by net repayments of short-term debt of $1.99 billion, dividends paid of $1.65 billion, capital expenditures of $1.30 billion, net purchases of noncurrent investments of $638.0 million, and repurchases of common stock of $377.9 million.
Capital expenditures of $1.30 billion during 2005 were $600.0 million less than in 2004, due primarily to the management of capital spending and completion of key projects. We expect near-term capital expenditures to remain approximately the same as 2005 levels while we continue to invest in the long-term growth of our diabetes care and other products, as well as research and development activities.
Total debt at December 31, 2005, was $6.50 billion, essentially unchanged compared to December 31, 2004. Our current debt ratings from Standard & Poor’s and Moody’s remain at AA and Aa3, respectively.
Dividends of $1.52 per share were paid in 2005, an increase of 7 percent from 2004. In the fourth quarter of 2005, effective for the first-quarter dividend in 2006, the quarterly dividend was increased to $.40 per share (a 5 percent increase), resulting in an indicated annual rate for 2006 of $1.60 per share. The year 2005 was the 121st consecutive year in which we made dividend payments and the 38th consecutive year in which dividends have been increased.

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (AJCA), which created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We planned to repatriate $8.00 billion in incentive dividends, as defined in the AJCA, during 2005 and accordingly, we recorded a related tax liability of $465.0 million as of December 31, 2004. During 2005, we repatriated all $8.00 billion of eligible incentive dividends. The proceeds from the incentive dividends have been or will be used for research and development activities, capital asset expenditures, and other permitted activities.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our operating needs, including debt service, capital expenditures, dividends, and taxes in 2006. We believe that amounts available through our existing commercial paper program should be adequate to fund maturities of short-term borrowings, if necessary. Our commercial paper program is also currently backed by $1.23 billion of unused committed bank credit facilities. We currently expect to repay approximately $1.5 billion of debt by the end of 2006, using available cash. Various risks and uncertainties, including those discussed in the Financial Expectations for 2006 section, may affect our operating results and cash generated from operations.
In the normal course of business, our operations are exposed to fluctuations in interest rates and currency values. These fluctuations can vary the costs of financing, investing, and operating. We address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings of fluctuations in interest and currency exchange rates. All derivative activities are for purposes other than trading.
Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt positions and may enter into interest rate derivatives to help maintain that balance. Based on our overall interest rate exposure at December 31, 2005 and 2004, including derivatives and other interest rate risk-sensitive instruments, a hypothetical 10 percent change in interest rates applied to the fair value of the instruments as of December 31, 2005 and 2004, respectively, would have no material impact on earnings, cash flows, or fair values of interest rate risk-sensitive instruments over a one-year period.
Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and the Japanese yen. We face transactional currency exposures that arise when we enter into transactions, generally on an intercompany basis, denominated in currencies other than the local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We use forward contracts and purchased options to manage our foreign currency exposures. Our policy outlines the minimum and maximum hedge coverage of such exposures. Gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets, liabilities, commitments, and anticipated revenues. Considering our derivative financial instruments outstanding at December 31, 2005 and 2004, a hypothetical 10 percent change in exchange rates (primarily against the U.S. dollar) as of December 31, 2005 and 2004, respectively, would have no material impact on earnings, cash flows, or fair values of foreign currency rate risk-sensitive instruments over a one-year period. These calculations do not reflect the impact of the exchange gains or losses on the underlying positions that would be offset, in part, by the results of the derivative instruments.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. We acquire assets still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of the pharmaceutical product (e.g., approval of the product for marketing by the appropriate regulatory agency). If required by the arrangement, we may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations.
These arrangements are not material individually. However, if milestones for multiple products covered by these arrangements would happen to be reached in the same year, the aggregate charge to expense could be material to the results of operations in any one period. The inherent risk in pharmaceutical development makes it unlikely that this will occur, as the failure rate for products in development is very high. In addition, these arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves clinical testing objectives. We also note that, from a business perspective, we view these payments as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from sales of products.

Our current noncancelable contractual obligations that will require future cash payments are as follows (in millions):

	Payments Due by Period

		Less			More
		Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years

Long-term debt, including interest payments(1)	$12,024.1	$983.3	$3,893.8	$187.6	$6,959.4
Capital lease obligations	177.1	21.0	36.5	31.4	88.2
Operating leases	335.5	86.5	130.2	84.5	34.3
Purchase obligations(2)	2,388.5	2,299.5	58.1	28.5	2.4
Other long-term liabilities reflected on our balance sheet(3)	599.7	—	90.6	90.6	418.5
Other(4)	73.1	73.1	—	—	—

Total	$15,598.0	$3,463.4	$4,209.2	$422.6	$7,502.8

(1)      Our long-term debt obligations include both our expected principal and interest obligations and our interest rate swaps. We used the interest rate forward curve at December 31, 2005 to compute the amount of the contractual obligation for interest on the variable rate debt instruments and swaps.
(2)      We have included the following:

•	Purchase obligations, consisting primarily of all open purchase orders at our significant operating locations as of December 31, 2005. Some of these purchase orders may be cancelable; however, for purposes of this disclosure, we have not distinguished between cancelable and noncancelable purchase obligations.

•	Contractual payment obligations with each of our significant vendors, which are noncancelable and are not contingent.
(3)      We have included our long-term liabilities consisting primarily of our nonqualified supplemental pension funding requirements and deferred compensation liabilities.
(4)      This category comprises primarily minimum pension funding requirements.
The contractual obligations table is current as of December 31, 2005. The amount of these obligations can be expected to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.
Application of Critical Accounting Policies
In preparing our financial statements in accordance with generally accepted accounting principles (GAAP), we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Some of those judgments can be subjective and complex, and consequently actual results could differ from those estimates. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. We believe that, given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on our consolidated results of operations, financial position, or liquidity for the periods presented in this report. Our most critical accounting policies have been discussed with our audit committee and are described below.
Revenue Recognition and Sales Rebate and Discount Accruals
We recognize revenue from sales of products at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. This is generally at the time products are shipped to the customer, typically a wholesale distributor or a major retail chain. Provisions for discounts and rebates to customers are established in the same period the related sales are recorded.

We regularly review the supply levels of our significant products sold to major wholesalers in the U.S. and in major markets outside the U.S., primarily by reviewing periodic inventory reports supplied by our major wholesalers and available prescription volume information for our products, or alternative approaches. We attempt to maintain wholesaler inventory levels at an average of approximately one month or less on a consistent basis across our product portfolio. We are generally able to determine when significant wholesaler stocking or destocking has occurred during a particular period, but we are not always able to accurately quantify the amount of stocking or destocking. Causes of unusual buying patterns include actual or anticipated product supply issues, weather patterns, anticipated changes in the transportation network, redundant holiday stocking, and changes in wholesaler business operations. An unusual buying pattern compared with underlying demand of our products outside the U.S. could also be the result of speculative buying by wholesalers in anticipation of price increases. When we believe wholesaler purchasing patterns have caused an unusual increase or decrease in the sales of a major product compared with underlying demand, we disclose this in our product sales discussion if the amount is believed to be material to the product sales trend.
As a result of restructuring our arrangements with our U.S. wholesalers in early 2005, reductions occurred in wholesaler inventory levels for certain products (primarily Strattera, Prozac, and Gemzar) that reduced our sales by approximately $170 million. The new structure eliminates the incentive for speculative wholesaler buying we have seen in the past and provides us improved data on inventory levels at our U.S. wholesalers. Wholesaler stocking and destocking activity historically has not caused any material changes in the rate of actual product returns, which have been approximately 1 percent or less of our net sales over the past three years and have not fluctuated significantly as a percent of sales.
We establish sales rebate and discount accruals in the same period as the related sales. The rebate/discount amounts are recorded as a deduction to arrive at our net sales. Sales rebates/discounts that require the use of judgment in the establishment of the accrual include Medicaid, managed care, chargebacks, long-term-care, hospital, discount card programs, and various other government programs. We base these accruals primarily upon our historical rebate/discount payments made to our customer segment groups and the provisions of current rebate/discount contracts. We calculate these rebates/discounts based upon a percentage of our sales for each of our products as defined by the statutory rates and the contracts with our various customer groups.
The largest of our sales rebate/discount amounts are rebates associated with sales covered by Medicaid. Although we accrue a liability for Medicaid rebates at the time we record the sale (when the product is shipped), the Medicaid rebate related to that sale is typically billed up to six months later. Due to the time lag, in any particular period our rebate adjustments may incorporate revisions of accruals for several periods. In determining the appropriate accrual amount, we consider our historical Medicaid rebate payments by product as a percentage of our historical sales as well as any significant changes in sales trends, an evaluation of the current Medicaid rebate laws and interpretations, the percentage of our products that are sold to Medicaid recipients, and our product pricing and current rebate/discount contracts.
Most of our rebates outside the U.S. are contractual or legislatively mandated and are estimated and recognized in the same period as the related sales. In some large European countries, government rebates are based on the anticipated pharmaceutical budget deficit in the country. A best estimate of these rebates, updated as governmental authorities revise budgeted deficits, is recognized in the same period as the related sale. If our estimates are not reflective of the actual pharmaceutical budget deficit, we adjust our rebate reserves.

We believe that our accruals for sales rebates and discounts are reasonable and appropriate based on current facts and circumstances. Federally mandated Medicaid rebate and state pharmaceutical assistance programs reduced sales by $626.6 million, $641.0 million, and $567.6 million in 2005, 2004, and 2003, respectively. A 5 percent change in the Medicaid rebate expense we recognized in 2005 would lead to an approximate $31 million effect on our income before income taxes and cumulative effect of change in accounting principle. As of December 31, 2005, our Medicaid rebate liability was $272.5 million.
Approximately 90 percent and 86 percent of our global rebate and discount liability results from sales of our products in the U.S. as of December 31, 2005 and 2004, respectively. The following represents a roll-forward of our most significant U.S. rebate and discount liability balances, including Medicaid (in millions):

	2005	2004

Rebate and discount liability, beginning of year	$367.9	$398.0
Reduction of net sales due to discounts and rebates(1)	1,289.6	1,157.0
Cash payments of discounts and rebates	(1,288.6)	(1,187.1)

Rebate and discount liability, end of year	$368.9	$367.9

(1)      Adjustments of the estimates for these rebates and discounts to actual results were less than 0.3 percent of net sales for each of the years presented.
Product Litigation Liabilities and Other Contingencies
Product litigation liabilities and other contingencies are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors we consider in developing our product litigation liability reserves and other contingent liability amounts include the merits and jurisdiction of the litigation, the nature and the number of other similar current and past litigation cases, the nature of the product and the current assessment of the science subject to the litigation, and the likelihood of settlement and current state of settlement discussions, if any. In addition, we have accrued for certain product liability claims incurred, but not filed, to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. We accrue legal defense costs expected to be incurred in connection with significant product liability contingencies when probable and reasonably estimable.
We also consider the insurance coverage we have to diminish the exposure. In assessing our insurance coverage, we consider the policy coverage limits and exclusions, the potential for denial of coverage by the insurance company, the financial position of the insurers, and the possibility of and the length of time for collection.
We believe that the accruals and related insurance recoveries we have established for product litigation liabilities and other contingencies are appropriate based on current facts and circumstances.
Pension and Retiree Medical Plan Assumptions
Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets. Retiree medical plan costs include assumptions for the discount rate, retirement age, expected return on plan assets, and health-care-cost trend rates. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 12 to the consolidated financial statements for additional information regarding our retirement benefits.

Periodically, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans. In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; our historical assumptions compared with actual results; an analysis of current market conditions and asset allocations (approximately 85 percent to 95 percent of which are growth investments); and the views of leading financial advisers and economists. We use an actuarially-determined, company-specific yield curve for purposes of determination of the discount rate. In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages.
We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors. If the health-care-cost trend rates were to be increased by one percentage point each future year, the aggregate of the service cost and interest cost components of the 2005 annual expense would increase by approximately $26 million. A one-percentage-point decrease would decrease the aggregate of the 2005 service cost and interest cost by approximately $22 million. If the discount rate for 2005 were to be changed by a quarter percentage point, income before income taxes and cumulative effect of change in accounting principle would change by approximately $27 million. If the expected return on plan assets for 2005 were to be changed by a quarter percentage point, income before income taxes and cumulative effect of change in accounting principle would change by approximately $13 million. If our assumption regarding the expected age of future retirees for 2005 were adjusted by one year, our income before income taxes and cumulative effect of change in accounting principle would be affected by approximately $22 million.
Income Taxes
We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities, which may result in future tax and interest assessments by these authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. We record a liability for tax contingencies when we believe it is probable that we will be assessed and the amount of the contingency can be reasonably estimated. The tax contingency reserve is adjusted for changes in facts and circumstances, and additional uncertainties. For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We believe that our estimates for tax contingency reserves are appropriate and sufficient to pay assessments that may result from examinations of our tax returns.
We have recorded valuation allowances against certain of our deferred tax assets, primarily those that have been generated from net operating losses in certain taxing jurisdictions. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income or tax planning strategies in the jurisdictions associated with these carryforwards where history does not support such an assumption. Implementation of tax planning strategies to recover these deferred tax assets or future income generation in these jurisdictions could lead to the reversal of these valuation allowances and a reduction of income tax expense.
We believe that our estimates for the valuation allowances reserved against the deferred tax assets are appropriate based on current facts and circumstances. A 5 percent change in the valuation allowance would result in a change in net income of approximately $23 million.

Financial Expectations for 2006
For the full year of 2006, we expect earnings per share to be in the range of $3.10 to $3.20. We expect sales to grow 7 to 9 percent and gross margins as a percent of sales to improve modestly compared with 2005. In addition, we expect operating expenses to grow in the mid-single digits in the aggregate, with marketing and administrative expenses accelerating while research and development expense growth moderates somewhat. However, we will continue to be among the industry leaders in terms of research and development investment as a percent of sales. We also expect other income, net of interest expense, to contribute approximately $175 million to $275 million; this ongoing net contribution is expected to be driven primarily by net interest income, Lilly ICOS joint venture after-tax profit, and partnering and out-licensing of molecules. We also anticipate the effective tax rate to be approximately 21 percent.
Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the timing and scope of regulatory approvals and the success of our new product launches; asset impairments, restructurings, and acquisitions of compounds under development resulting in acquired in-process research and development charges; foreign exchange rates; wholesaler inventory changes; other regulatory developments, litigation, and government investigations; the outcome of the Zyprexa patent appeal; and the impact of governmental actions regarding pricing, importation, and reimbursement for pharmaceuticals. We undertake no duty to update these forward-looking statements.
Legal and Regulatory Matters
Three generic pharmaceutical manufacturers, Zenith Goldline Pharmaceuticals, Inc. (Zenith), Dr. Reddy’s Laboratories, Ltd. (Reddy), and Teva Pharmaceuticals (Teva), submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product. The generic companies alleged that our patents are invalid, unenforceable, or not infringed. We filed suit against the three companies in the U.S. District Court for the Southern District of Indiana, seeking a ruling that the challenges to our compound patent (expiring in 2011) are without merit. The cases were consolidated, and on April 14, 2005, the district court upheld our 2011 U.S. patent on Zyprexa. In the case of Eli Lilly and Company v. Zenith Goldline Pharmaceuticals et al., the court ruled in our favor on all counts, including the patent doctrines of obviousness, double patenting, inequitable conduct, novelty, and public use. The decision has been appealed. We are confident, and the trial court confirmed, that the generic manufacturers’ claims are without merit, and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail on appeal. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
In 2002, Barr Laboratories, Inc. (Barr), submitted an ANDA with the FDA seeking permission to market a generic version of Evista (raloxifene) several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. In November 2002, we filed suit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that Barr’s challenges to our patents claiming the methods of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. Barr has also asserted that the method of use patents are unenforceable. The U.S. Patent and Trademark Office issued to us two new patents (expiring in 2017) directed to pharmaceutical compositions containing raloxifene and a method for preventing postmenopausal osteoporosis and a third (expiring in 2012) directed to methods of inhibiting postmenopausal bone loss by administering a single daily oral dose of raloxifene. These patents have been listed in the FDA’s Orange Book. Barr has challenged these patents, alleging that each is invalid, unenforceable, or will not be infringed. These patents have been added to the pending suit. The suit is in discovery. No trial date has been set at this time. While we believe that Barr’s claims are without merit and we expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
In January 2006, we were notified that Sicor Pharmaceuticals, Inc. (Sicor), a subsidiary of Teva, submitted an ANDA with the FDA seeking permission to market a generic version of Gemzar several years prior to the expiration of two U.S. patents covering the product. Sicor alleged that both U.S. patents are invalid. In February, we filed suit against Sicor in the U.S. District Court for the Southern District of Indiana, seeking a ruling that Sicor’s challenges to our patents claiming the compound (expiring in 2010) and the methods of use (expiring in 2012) are without merit. While we believe that Sicor’s claims are without merit and we expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations.
In July 2002, we received the first of several grand jury subpoenas for documents from the Office of Consumer Litigation, U.S. Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. We reached a settlement with the U.S. Department of Justice in the fourth quarter of 2005, which was subsequently approved by the U.S. District Court for the Southern District of Indiana in February 2006. As part of the settlement, Lilly pleaded guilty to one misdemeanor violation of the Food, Drug, and Cosmetic Act. The plea is for the off-label promotion of Evista during 1998. The government did not, however, charge the company with any unlawful intent, nor do we acknowledge any such intent. In connection with the overall settlement, we agreed to pay a total of $36 million. As previously reported, Lilly took a charge in the fourth quarter of 2004 in connection with this investigation. The 2004 charge was sufficient to cover this settlement payment; consequently, no further charge will be necessary.
In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it has commenced a civil investigation related to our U.S. marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa, Prozac, and Prozac Weeklytm. In October 2005, the U.S. Attorney’s office advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid, Evista, Humalog, Humulin, Prozac, and Zyprexa. The inquiry includes a review of Lilly’s Medicaid best price reporting related to the product sales covered by the rebate agreements. We are cooperating with the U.S. Attorney in these investigations, including providing a broad range of documents and information relating to the investigations. In June 2005, we received a subpoena from the office of the Attorney General, Medicaid Fraud Control Unit, of the State of Florida, seeking production of documents relating to sales of Zyprexa and our marketing and promotional practices with respect to Zyprexa. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or nonmonetary remedies. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.
We have been named as a defendant in a large number of Zyprexa product liability lawsuits in the United States and have been notified of several thousand claims of individuals who have not filed suit. The lawsuits and unfiled claims (together the “claims”) allege a variety of injuries from the use of Zyprexa, with the majority alleging that the product caused or contributed to diabetes or high blood-glucose levels. The claims seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the claims also allege that we improperly promoted the drug. Almost all of the federal lawsuits are part of a Multi-District Litigation (MDL) proceeding before The Honorable Jack Weinstein in the Federal District Court for the Eastern District of New York (MDL No. 1596). The MDL includes three lawsuits requesting certification of class actions on behalf of those who allegedly suffered injuries from the administration of Zyprexa. We have entered into agreements with various plaintiffs’ counsel halting the running of the statutes of limitation (tolling agreements) with respect to a large number of claimants who do not have lawsuits on file.
In June 2005, we entered into an agreement in principle (followed by a definitive master settlement agreement in September 2005) with a group of plaintiffs’ attorneys involved in U.S. Zyprexa product liability litigation to settle a majority of the claims. The agreement covers more than 8,000 claimants, including a large number of previously filed lawsuits (including the three purported class actions), tolled claims, and other informally asserted claims. We established a fund of $690 million for the claimants to settle their claims, and $10 million to cover administration of the settlement. The settlement fund is being overseen and distributed by claims administrators appointed by the court. The agreement and the distribution of funds to participating claimants are conditioned upon, among other things, our obtaining full releases from no fewer than 7,193 claimants.
Following this settlement, the remaining U.S. Zyprexa product liability claims include approximately 150 lawsuits in the U.S. covering 465 claimants, and approximately 825 tolled claims. In addition, we have been informally advised of a number of additional potential U.S. claims, but to date have received no substantiation of the claims. Also, in early 2005, we were served with five lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. The allegations in the Canadian actions are similar to those in the litigation pending in the United States. We are prepared to continue our vigorous defense of Zyprexa in all remaining cases.
In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third party payors, excluding governmental entities, which have made or will make payments on account of their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. In addition, in 2006 a similar lawsuit was filed in the Eastern District of New York on similar grounds. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.
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
In connection with the Zyprexa product liability claims, certain of our insurance carriers have raised defenses to their liability under the policies and to date have failed to reimburse us for claim-related costs despite demand from the first-layer carriers for payment. However, in our opinion, the defenses identified to date appear to lack substance. In March 2005, we filed suit against several of the carriers in state court in Indiana to obtain reimbursement of costs related to the Zyprexa product liability litigation. The matter has been removed to the federal court in Indianapolis. Several carriers have asserted defenses to their liability, and some carriers are seeking rescission of the coverage. While we believe our position is meritorious, there can be no assurance that we will prevail.
In addition, we have been named as a defendant in numerous other product liability lawsuits involving primarily diethylstilbestrol (DES) and thimerosal.
With respect to the product liability claims currently asserted against us, we have accrued for our estimated exposures to the extent they are both probable and estimable based on the information available to us. In addition, we have accrued for certain product liability claims incurred but not filed to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. Legal defense costs expected to be incurred in connection with significant product liability loss contingencies are accrued when probable and reasonably estimable. A portion of the costs associated with defending and disposing of these suits is covered by insurance. We record receivables for insurance-related recoveries when it is probable they will be realized. These receivables are classified as a reduction of the litigation charges on the statement of income. We estimate insurance recoverables based on existing deductibles, coverage limits, our assessment of any defenses to coverage that might be raised by the carriers, and the existing and projected future level of insolvencies among the insurance carriers.
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
The $1.07 billion net charge took into account our estimated recoveries from our insurance coverage related to these matters. The after-tax impact of this net charge was $.90 per share. The $700 million for the Zyprexa settlement was paid during 2005, while the cash related to the other reserves for product liability exposures and defense costs is expected to be paid out over the next several years. The timing of our insurance recoveries is uncertain.
We cannot predict with certainty the additional number of lawsuits and claims that may be asserted. In addition, although we believe it is probable, there can be no assurance that the Zyprexa settlement described above will be concluded. The ultimate resolution of Zyprexa product liability and related litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
We are subject to a substantial number of product liability claims, and because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability claims for other products in the future. We have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market, and therefore will be largely self-insured for future product liability losses. In addition, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.
While it is not possible to predict or determine the outcome of the patent, product liability, or other legal actions brought against us, we believe that, except as noted above, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) in Item 7 at “Financial Condition” at pp. 31-32. That information is incorporated in this report by reference.

Item 8.	Financial Statements and Supplementary Data
Consolidated Statements of Income

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions, except per-share data)	2005	2004	2003

Net sales	$14,645.3	$13,857.9	$12,582.5

Cost of sales	3,474.2	3,223.9	2,675.1
Research and development	3,025.5	2,691.1	2,350.2
Marketing and administrative	4,497.0	4,284.2	4,055.4
Acquired in-process research and development (Note 3)	—	392.2	—
Asset impairments, restructuring, and other special charges (Note 4)	1,245.3	603.0	382.2
Interest expense	105.2	51.6	61.0
Other income — net	(419.4)	(330.0)	(203.1)

	11,927.8	10,916.0	9,320.8

Income before income taxes and cumulative effect of a change in accounting principle	2,717.5	2,941.9	3,261.7
Income taxes (Note 11)	715.9	1,131.8	700.9

Income before cumulative effect of a change in accounting principle	2,001.6	1,810.1	2,560.8
Cumulative effect of a change in accounting principle, net of tax (Note 2)	(22.0)	—	—

Net income	$1,979.6	$1,810.1	$2,560.8

Earnings per share — basic (Note 10)
Income before cumulative effect of a change in accounting principle	$1.84	$1.67	$2.38
Cumulative effect of a change in accounting principle	(0.02)	—	—

Net income	$1.82	$1.67	$2.38

Earnings per share — diluted (Note 10)
Income before cumulative effect of a change in accounting principle	$1.83	$1.66	$2.37
Cumulative effect of a change in accounting principle	(0.02)	—	—

Net income	$1.81	$1.66	$2.37

See notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)	2005	2004

Assets
Current Assets
Cash and cash equivalents	$3,006.7	$5,365.3
Short-term investments	2,031.0	2,099.1
Accounts receivable, net of allowances of $66.3 (2005) and $66.1 (2004)	2,313.3	2,058.7
Other receivables	448.4	494.3
Inventories	1,878.0	2,291.6
Deferred income taxes (Note 11)	756.4	255.3
Prepaid expenses	362.0	271.5

Total current assets	10,795.8	12,835.8

Other Assets
Prepaid pension (Note 12)	2,419.6	2,253.8
Investments (Note 5)	1,296.6	561.4
Sundry (Note 8)	2,156.3	1,665.1

	5,872.5	4,480.3
Property and Equipment, net	7,912.5	7,550.9

	$24,580.8	$24,867.0

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt (Note 6)	$734.7	$2,020.6
Accounts payable	781.3	648.6
Employee compensation	548.8	471.6
Sales rebates and discounts	491.2	475.3
Dividends payable	436.5	414.4
Income taxes payable (Note 11)	884.9	1,703.9
Other current liabilities (Note 8)	1,838.9	1,859.3

Total current liabilities	5,716.3	7,593.7

Other Liabilities
Long-term debt (Note 6)	5,763.5	4,491.9
Deferred income taxes (Note 11)	695.1	620.4
Other noncurrent liabilities (Note 8)	1,614.0	1,241.1

	8,072.6	6,353.4

Commitments and contingencies (Note 13)

Shareholders’ Equity (Notes 7 and 9)
Common stock — no par value
Authorized shares: 3,200,000,000
Issued shares: 1,131,070,629 (2005) and 1,132,884,801 (2004)	706.9	708.0
Additional paid-in capital	3,323.8	3,119.4
Retained earnings	10,027.2	9,724.6
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs — ESOP	(106.3)	(111.9)
Accumulated other comprehensive income (loss) (Note 14)	(420.6)	218.6

	10,896.0	11,023.7
Less cost of common stock in treasury
2005 — 933,584 shares
2004 — 942,677 shares	104.1	103.8

	10,791.9	10,919.9

	$24,580.8	$24,867.0

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)	2005	2004	2003

Cash Flows From Operating Activities
Net income	$1,979.6	$1,810.1	$2,560.8
Adjustments To Reconcile Net Income To Cash Flows From Operating Activities
Depreciation and amortization	726.4	597.5	548.5
Change in deferred taxes	(347.5)	772.4	130.9
Stock-based compensation expense	403.5	53.0	—
Acquired in-process research and development, net of tax	—	381.7	—
Asset impairments, restructuring, and other special charges, net of tax	1,128.7	374.3	261.7
Other, net	(30.0)	171.5	61.0

	3,860.7	4,160.5	3,562.9
Changes in operating assets and liabilities
Receivables — increase	(286.4)	(240.8)	(195.1)
Inventories — (increase) decrease	72.1	(111.6)	(170.8)
Other assets — increase	(269.4)	(765.2)	(211.9)
Accounts payable and other liabilities — increase (decrease)	(1,463.4)	(173.4)	661.6

	(1,947.1)	(1,291.0)	83.8

Net Cash Provided by Operating Activities	1,913.6	2,869.5	3,646.7

Cash Flows From Investing Activities
Purchase of property and equipment	(1,298.1)	(1,898.1)	(1,706.6)
Disposals of property and equipment	11.1	20.5	61.2
Net change in short-term investments	62.7	(1,119.0)	774.0
Proceeds from sales and maturities of noncurrent investments	545.1	14,849.3	6,762.4
Purchase of noncurrent investments	(1,183.1)	(11,967.7)	(7,005.3)
Purchase of in-process research and development	—	(29.9)	—
Cash paid for acquisition of Applied Molecular Evolution, net of cash acquired	—	(71.7)	—
Other, net	(353.6)	(468.2)	(217.2)

Net Cash Used in Investing Activities	(2,215.9)	(684.8)	(1,331.5)

Cash Flows From Financing Activities
Dividends paid	(1,654.9)	(1,539.8)	(1,443.0)
Purchase of common stock	(377.9)	—	(276.8)
Issuances of common stock under stock plans	105.9	117.9	99.3
Net change in short-term borrowings	(1,988.7)	1,478.2	(247.3)
Proceeds from issuance of long-term debt	3,000.0	1,000.0	830.0
Repayments of long-term debt	(1,004.7)	(839.2)	(540.0)
Other, net	39.8	(13.4)	(.5)

Net Cash (Used for) Provided by Financing Activities	(1,880.5)	203.7	(1,578.3)

Effect of exchange rate changes on cash	(175.8)	220.6	73.5

Net (decrease) increase in cash and cash equivalents	(2,358.6)	2,609.0	810.4

Cash and cash equivalents at beginning of year	5,365.3	2,756.3	1,945.9

Cash and cash equivalents at end of year	$3,006.7	$5,365.3	$2,756.3

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)	2005	2004	2003

Net income	$1,979.6	$1,810.1	$2,560.8
Other comprehensive income (loss)
Foreign currency translation gains (losses)	(533.4)	441.7	473.0
Net unrealized gains (losses) on securities	0.3	(25.9)	72.0
Minimum pension liability adjustment	(87.8)	(4.4)	(9.8)
Effective portion of cash flow hedges	(81.7)	(53.7)	(2.1)

Other comprehensive income (loss) before income taxes	(702.6)	357.7	533.1
Provision for income taxes related to other comprehensive income (loss) items	63.4	21.0	(22.4)

Other comprehensive income (loss) (Note 14)	(639.2)	378.7	510.7

Comprehensive income	$1,340.4	$2,188.8	$3,071.5

See notes to consolidated financial statements.

Segment Information
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

We operate in one significant business segment — pharmaceutical products. Operations of the animal health business segment are not material and share many of the same economic and operating characteristics as pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting.

	Year Ended December 31

	2005	2004	2003

Net sales — to unaffiliated customers
Neurosciences	$6,080.0	$6,052.5	$5,554.8
Endocrinology	4,636.9	4,290.9	3,926.7
Oncology	1,801.0	1,366.2	1,039.8
Animal health	863.7	798.7	726.6
Cardiovascular	608.9	658.7	669.3
Anti-infectives	443.9	478.0	489.9
Other pharmaceutical	210.9	212.9	175.4

Net sales	$14,645.3	$13,857.9	$12,582.5

Geographic Information
Net sales — to unaffiliated customers(1)
United States	$7,798.1	$7,668.5	$7,221.6
Europe, Middle East, and Africa	4,184.0	3,858.4	3,355.8
Other foreign countries	2,663.2	2,331.0	2,005.1

	$14,645.3	$13,857.9	$12,582.5

Long-lived assets
United States	$6,524.5	$5,874.1	$5,296.0
Europe, Middle East, and Africa	1,563.1	1,627.9	1,299.9
Other foreign countries	1,740.7	1,556.1	1,188.4

	$9,828.3	$9,058.1	$7,784.3

(1)      Net sales are attributed to the countries based on the location of the customer.
The largest category of products is the neurosciences group, which includes Zyprexa, Cymbalta, Strattera, Prozac, Permax®, Symbyax, and Yentreve. Endocrinology products consist primarily of Humalog, Humulin, Actos, Byetta, Evista, Forteo, and Humatrope. Oncology products consist primarily of Gemzar and Alimta. Animal health products include Tylan®, Rumensin®, Coban®, and other products for livestock and poultry. Cardiovascular products consist primarily of ReoPro and Xigris. Anti-infectives include primarily Ceclor® and Vancocin®. The other pharmaceutical product group includes Cialis, Axid, and other miscellaneous pharmaceutical products and services.
Most of the pharmaceutical products are distributed through wholesalers that serve pharmacies, physicians and other health care professionals, and hospitals. In 2005, our three largest wholesalers each accounted for between 12 percent and 17 percent of consolidated net sales. Further, they each accounted for between less than 1 percent and 13 percent of accounts receivable as of December 31, 2005. Animal health products are sold primarily to wholesale distributors.
Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. The accounting policies of the individual segments are substantially the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements.

Income before income taxes and cumulative effect of a change in accounting principle for the animal health business was approximately $215 million, $223 million, and $204 million in 2005, 2004, and 2003, respectively.
The assets of the animal health business are intermixed with those of the pharmaceutical products business. Long-lived assets disclosed above consist of property and equipment and certain sundry assets.
We are exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

Selected Quarterly Data (unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions, except per-share data)

2005	Fourth		Third	Second	First

Net sales	$3,879.1		$3,601.1	$3,667.7	$3,497.4
Cost of sales	898.2		845.7	871.3	859.0
Operating expenses	1,999.5		1,821.9	1,908.5	1,792.6
Asset impairments, restructuring, and other special charges	171.9		—	1,073.4	—
Other — net	(85.2)		(85.0)	(45.4)	(98.6)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	894.7		1,018.5	(140.1)	944.4
Net income (loss)	700.6(	2)(4)	794.4	(252.0) (1)	736.6
Earnings (loss) per share — basic	.64		.73	(.23)	.68
Earnings (loss) per share — diluted	.64		.73	(.23)	.68
Dividends paid per share	.38		.38	.38	.38
Common stock closing prices
High	57.81		57.26	60.44	57.78
Low	49.76		52.52	51.19	51.73

2004	Fourth		Third	Second	First

Net sales	$3,644.3		$3,280.4	$3,556.3	$3,376.9
Cost of sales	865.7		810.1	796.4	751.7
Operating expenses	1,803.7		1,606.7	1,854.4	1,710.5
Acquired in-process research and development	29.9		—	—	362.3
Asset impairments, restructuring, and other special charges	494.1		—	108.9	—
Other — net	(69.1)		(104.6)	(41.6)	(63.1)
Income before income taxes	520.0		968.2	838.2	615.5
Net income (loss)	(2.4)	(3)	755.2	656.9	400.4
Earnings per share — basic	.00		.70	.61	.37
Earnings per share — diluted	.00		.69	.60	.37
Dividends paid per share	.35	5.35		5.35	5.35	5
Common stock closing prices
High	62.01		69.37	76.26	74.70
Low	50.44		60.05	67.60	65.00
Our common stock is listed on the New York, London, and other stock exchanges.
(1)      In the second quarter of 2005, we incurred a tax expense of $111.9 million despite reporting a net loss before income taxes for the quarter. The product liability charge of $1.07 billion (Note 13) in the second quarter resulted in a tax benefit that was less than our effective tax rate, as the tax benefit was calculated based upon existing tax laws in the countries in which we reasonably expect to deduct the charge.
(2)      A fourth-quarter 2005 analysis, which included the impact of a recently completed IRS examination for tax years 1998 to 2000, led us to conclude that our tax rate for 2005 should be 26.3 percent. As a result, the fourth-quarter tax rate declined to 19.2 percent.
(3)      The net loss in the fourth quarter of 2004 included tax expenses of $465.0 million associated with the anticipated repatriation of $8.00 billion of our earnings reinvested outside the U.S. as a result of the American Jobs Creation Act (Note 11).
(4)      Reflects the impact of a cumulative effect of a change in accounting principle in the fourth quarter of $22.0 million, net of income taxes of $11.8 million. The diluted earnings per share impact of this cumulative effect of a change in accounting principle was $.02. The net income per diluted share before the cumulative effect of a change in accounting principle was $.66. See Note 2 for additional information.

Selected Financial Data (unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions, except per-share data)	2005	2004	2003	2002	2001

Operations
Net sales	$14,645.3	$13,857.9	$12,582.5	$11,077.5	$11,542.5
Cost of sales	3,474.2	3,223.9	2,675.1	2,176.5	2,160.2
Research and development	3,025.5	2,691.1	2,350.2	2,149.3	2,235.1
Marketing and administration	4,497.0	4,284.2	4,055.4	3,424.0	3,417.4
Other	931.1	716.8	240.1	(130.0)	222.9
Income before income taxes and cumulative effect of a change in accounting principle	2,717.5	2,941.9	3,261.7	3,457.7	3,506.9
Income taxes	715.9	1,131.8	700.9	749.8	726.9
Net income	1,979.6 (1)	1,810.1	2,560.8	2,707.9	2,780.0
Net income as a percent of sales	13.5%	13.1%	20.4%	24.4%	24.1%
Net income per share — diluted	1.81	1.66	2.37	2.50	2.55
Dividends declared per share	1.54	1.45	1.36	1.27	1.15
Weighted-average number of shares outstanding — diluted (thousands)	1,092,150	1,088,936	1,082,230	1,085,088	1,090,793

Financial Position
Current assets	$10,795.8	$12,835.8	$8,768.9	$7,804.1	$6,938.9
Current liabilities	5,716.3	7,593.7	5,560.8	5,063.5	5,203.0
Property and equipment — net	7,912.5	7,550.9	6,539.0	5,293.0	4,532.4
Total assets	24,580.8	24,867.0	21,688.3	19,042.0	16,434.1
Long-term debt	5,763.5	4,491.9	4,687.8	4,358.2	3,132.1
Shareholders’ equity	10,791.9	10,919.9	9,764.8	8,273.6	7,104.0

Supplementary Data
Return on shareholders’ equity	18.2%	17.5%	28.4%	35.2%	42.3%
Return on assets	8.2%	7.8%	12.6%	15.2%	17.8%
Capital expenditures	$1,298.1	$1,898.1	$1,706.6	$1,130.9	$884.0
Depreciation and amortization	726.4	597.5	548.5	493.0	454.9
Effective tax rate	26.3%	38.5%	21.5%	21.7%	20.7%
Number of employees	42,600	44,500	45,000	42,900	40,500
Number of shareholders of record	50,800	52,400	54,600	56,200	57,700

(1)      Reflects the impact of a cumulative effect of a change in accounting principle in 2005 of $22.0 million, net of income taxes of $11.8 million. The diluted earnings per share impact of this cumulative effect of a change in accounting principle was $.02. The net income per diluted share before the cumulative effect of a change in accounting principle was $1.83. See Note 2 for additional information.

Notes to Consolidated Financial Statements
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions, except per-share data)

Note 1:	Summary of Significant Accounting Policies
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting practices generally accepted in the United States (GAAP). The accounts of all wholly owned and majority-owned subsidiaries are included in the consolidated financial statements. Where our ownership of consolidated subsidiaries is less than 100 percent, the outside shareholders’ interests are reflected in other noncurrent liabilities. All intercompany balances and transactions have been eliminated.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
All per-share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options).
Cash equivalents: We consider all highly liquid investments, generally with a maturity of three months or less, to be cash equivalents. The cost of these investments approximates fair value. If items meeting this definition are part of a larger investment pool, they are classified consistent with the classification of the pool.
Inventories: We state all inventories at the lower of cost or market. We use the last-in, first-out (LIFO) method for substantially all our inventories located in the continental United States, or approximately 49 percent of our total inventories. Other inventories are valued by the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost. Inventories at December 31 consisted of the following:

	2005	2004

Finished products	$471.3	$717.5
Work in process	1,272.4	1,356.3
Raw materials and supplies	214.7	305.7

	1,958.4	2,379.5
Reduction to LIFO cost	(80.4)	(87.9)

	$1,878.0	$2,291.6

Investments: Substantially all debt and marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized in earnings. Factors we consider in making this evaluation include company-specific drivers of the decrease in stock price, status of projects in development, near-term prospects of the issuer, the length of time the value has been depressed, and the financial condition of the industry. We do not evaluate cost-method investments for impairment unless there is an indicator of impairment. We review these investments for indicators of impairment on a regular basis. Realized gains and losses on sales of available-for-sale securities are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value.

Investments in companies over which we have significant influence but not a controlling interest are accounted for using the equity method with our share of earnings or losses reported in other income. We own no investments that are considered to be trading securities.
Derivative financial instruments: Our derivative activities are initiated within the guidelines of documented corporate risk-management policies and do not create additional risk because gains and losses on derivative contracts offset losses and gains on the assets, liabilities, and transactions being hedged. As derivative contracts are initiated, we designate the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.
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
We enter into foreign currency forward and option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro and the Japanese yen). Generally, foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currency. These contracts are recorded at fair value with the gain or loss recognized in other income. The purchased option contracts are used to hedge anticipated foreign currency transactions, primarily intercompany inventory activities expected to occur within the next year. These contracts are designated as cash flow hedges of those future transactions and the impact on earnings is included in cost of sales. We may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward and option contracts generally have maturities not exceeding 12 months.
In the normal course of business, our operations are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing, and operating. We address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt and investment positions and may enter into interest rate swaps or collars to help maintain that balance. Interest rate swaps or collars that convert our fixed rate debt or investments to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating rate debt or investments to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements.
Goodwill and other intangibles: Other intangibles with finite lives arising from acquisitions and research alliances are amortized over their estimated useful lives, ranging from 5 to 15 years, using the straight-line method. Goodwill is not amortized. Goodwill and other intangibles are reviewed to assess recoverability at least annually and when certain impairment indicators are present. Goodwill and net other intangibles with finite lives were $139.6 million and $110.3 million, respectively, at

December 31, 2005 and 2004, and were included in sundry assets in the consolidated balance sheets. We currently have no other intangible assets with indefinite lives. No material impairments occurred with respect to the carrying value of our goodwill or other intangible assets in 2005, 2004, or 2003.
Property and equipment: Property and equipment is stated on the basis of cost. Provisions for depreciation of buildings and equipment are computed generally by the straight-line method at rates based on their estimated useful lives (generally 12 to 50 years for buildings and 3 to 18 years for equipment). We review the carrying value of long-lived assets for potential impairment on a periodic basis, and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment is determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over the asset’s fair value, and the cost basis is adjusted.
At December 31, property and equipment consisted of the following:

	2005	2004

Land	$166.8	$147.0
Buildings	4,584.5	3,569.5
Equipment	6,314.1	5,627.2
Construction in progress	2,070.6	2,995.2

	13,136.0	12,338.9
Less allowances for depreciation	5,223.5	4,788.0

	$7,912.5	$7,550.9

Depreciation expense for 2005, 2004, and 2003 was $577.2 million, $495.9 million, and $469.3 million, respectively. Approximately $140.5 million, $111.3 million, and $61.0 million of interest costs were capitalized as part of property and equipment in 2005, 2004, and 2003, respectively. Total rental expense for all leases, including contingent rentals (not material), amounted to approximately $294.4 million, $286.8 million, and $268.5 million for 2005, 2004, and 2003, respectively. Capital leases included in property and equipment in the consolidated balance sheets, capital lease obligations entered into, and future minimum rental commitments are not material.
Revenue recognition: We recognize revenue from sales of products at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. This is generally at the time products are shipped to the customer. Provisions for discounts and rebates to customers are established in the same period the related sales are recorded.
We also generate income as a result of collaboration agreements. Revenue from copromotion services (primarily Actos) is based upon net sales reported by our copromotion partner and, if applicable, the number of sales calls we perform. We immediately recognize the full amount of milestone payments due to us upon the achievement of the milestone event if the event is substantive, objectively determinable, and represents an important point in the development life cycle of the pharmaceutical product. Milestone payments earned by us are generally recorded in other income-net. Initial fees we receive from the partnering of our compounds under development are amortized through the expected product approval date. Initial fees received from out-licensing agreements that include both the sale of marketing rights to our commercialized products and a related commitment to supply the products are generally recognized as net sales over the term of the supply agreement.
Research and development: We recognize as incurred the cost of directly acquiring assets to be used in the research and development process that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. Once the product has obtained regulatory approval, we capitalize the milestones paid and amortize them over the period benefited. Milestones paid prior to regulatory approval of the product are generally expensed when the event requiring payment of the milestone occurs.
Income taxes: Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. We record a liability for tax contingencies when we believe it is probable that we will be assessed and the amount of the contingency can be reasonably estimated. The tax contingency reserve is adjusted for changes in facts and circumstances, and additional uncertainties. See Note 11 regarding the 2004 tax expense associated with the now completed repatriation of earnings reinvested outside the U.S. pursuant to the American Job Creations Act.
Earnings per share: We calculate basic earnings per share based on the weighted-average number of outstanding common shares and incremental shares. We calculate diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and other incremental shares.
Stock-based compensation: As discussed more fully in Note 7, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options and performance awards. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest three years from the grant date and have a term of 10 years. Performance awards are granted to officers and key employees and are payable in shares of our common stock. The number of performance award shares actually issued, if any, varies depending on the achievement of certain earnings-per-share targets. In general, performance awards fully vest at the end of the fiscal year of the grant. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares and treasury stock to satisfy stock option exercises and for the issuance of performance awards.
Prior to January 1, 2005, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock options and performance awards. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. However, SFAS 123R requires us to present pro forma information as if we had accounted for our employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the requisite service period, which generally is the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation.

	2004	2003

Net income, as reported	$1,810.1	$2,560.8
Add: Compensation expense for stock-based performance awards included in reported net income, net of related tax effects	34.5	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(300.9)	(210.8)

Pro forma net income	$1,543.7	$2,350.0

Earnings per share:
Basic, as reported	$1.67	$2.38

Basic, pro forma	$1.42	$2.18

Diluted, as reported	$1.66	$2.37

Diluted, pro forma	$1.42	$2.17

Note 2:	Implementation of New Financial Accounting Pronouncements
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
In 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 requires us to record the fair value of a liability for conditional asset retirement obligations in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, we are required to capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. The adoption of FIN 47 on December 31, 2005 resulted in a cumulative effect of a change in accounting principle of $22.0 million, net of income taxes of $11.8 million.
As discussed previously, we adopted SFAS 123R effective January 1, 2005. The adoption of this standard required recognition of the fair value of stock-based compensation in net income.

Note 3:	Acquisitions
Applied Molecular Evolution, Inc. Acquisition
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
In addition to acquiring the rights to two compounds currently under development, we expected the acquisition of AME’s protein optimization technology to create synergies that will accelerate our ability to discover and optimize biotherapeutic drugs for cancer, critical care, diabetes, and obesity, areas in which proteins are of great therapeutic benefit.
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
Product Acquisition
In October 2004, we entered into an agreement with Merck KGaA (Merck) to acquire Merck’s compound for a potential treatment for insomnia. At the inception of this agreement, this compound was in the development stage (Phase I clinical trials) and no alternative future uses were identified. As with many development phase compounds, launch of the product, if approved, was not expected in the near term. Our charge for acquired in-process research and development expense related to this arrangement was $29.9 million in the fourth quarter of 2004.

Note 4:	Asset Impairments, Restructuring, and Other Special Charges
The components of the charges included in asset impairments, restructuring, and other special charges in our consolidated statements of income are described below.
In December 2005, management approved, as part of our ongoing efforts to increase productivity and reduce our cost structure, decisions that resulted in non-cash charges of $154.6 million for the write-down of certain impaired assets, and other charges of $17.3 million, primarily related to contract termination payments. The impaired assets, which have no future use, include manufacturing buildings and equipment no longer needed to supply projected capacity requirements, as well as obsolete research and development equipment. The impairment charges are necessary to adjust the carrying value of the assets to fair value.
As discussed further in Note 13, in 2005 we entered into a master settlement agreement with plaintiffs’ attorneys involved in the U.S. Zyprexa product liability litigation to settle a majority of the claims against us relating to the medication. According to the agreement, we established a fund of $690 million for the claimants who agreed to settle their claims. Additionally, $10 million was paid to cover administration of the settlement. In the second quarter of 2005, we recorded a net pre-tax charge of $1.07 billion for product liability matters, which included the following:

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
The $1.07 billion net charge takes into account our estimated recoveries from our insurance coverage related to these matters. The after-tax impact of this net charge is $.90 per share. The $700 million for the Zyprexa settlement was paid during 2005, while the other product liability exposures and defense costs are expected to be paid out over the next several years. The timing of our insurance recoveries is uncertain.

In the fourth quarter of 2004, management approved actions designed to increase productivity, to address current challenges in the marketplace, and to leverage prior investments in our product portfolio. These actions, which are described further below, affect primarily operations in the manufacturing, research and development, and sales and marketing components and resulted in asset impairments, severance and other related charges. These actions were substantially completed during 2005.

•	We discontinued our plans to produce the bulk active ingredient for Xigris at our Indianapolis operations. Although we remain committed to this important lifesaving product, we have determined that our manufacturing partner, Lonza Biologics plc, has enough capacity to supply anticipated Xigris demand for the foreseeable future. In addition, we determined that a redesign of our Prince William County, Virginia, facility that is currently under construction was warranted. This decision rendered obsolete certain engineering and construction costs that have already been incurred. Also, the mission of our Clinton, Indiana, manufacturing site has been narrowed to make products solely for the Elanco Animal Health business. The portion of that site that produced human pharmaceutical products has ceased operation.

•	We have focused our research efforts on the therapeutic areas of neuroscience, endocrine, oncology, and cardiovascular and have discontinued our efforts in inflammation. In addition to this narrowing of therapeutic focus, we have closed our RTP Laboratory site in Research Triangle Park, North Carolina. This site has historically been our center for high-throughput screening and combinatorial chemistry, but much of that technology has evolved such that these operations can be more efficiently performed in existing facilities in Indianapolis. The site has been written down to fair value less cost to sell and is currently held for sale.

•	We closed all district and regional sales offices throughout the United States, and these operations are now managed from home-based offices. In addition, we reorganized our U.S. sales force to create an organization that better meets customer needs and maximizes sales potential. We also streamlined some sales and marketing support activities as well as our field-based operations that support our medical function.
As a result of these actions, we recognized asset impairment charges of $377.4 million in the fourth quarter of 2004. We have ceased using these assets, and have disposed of or destroyed substantially all of the assets. The impairment charges are necessary to adjust the carrying value of the assets to fair value. Other site charges, including lease termination payments, were $12.2 million.
In addition, nearly 1,400 positions globally were eliminated as a result of these actions. While a substantial number of the affected employees were successfully placed in other positions in the company, severance expenses were incurred in the fourth quarter of 2004 for those employees who elected a severance package. The restructuring and other special charges incurred in the fourth quarter of 2004 related to the elimination of positions totaled $68.5 million, including $35.1 million of severance charges related to restructuring activities in our overseas affiliates. The severance charges consisted primarily of voluntary severance expenses. All of this charge has been expended.
The other significant component of our fourth-quarter 2004 special charges was a provision for $36.0 million for the anticipated resolution of the previously reported Evista marketing and promotional practices investigation. See Note 13 for additional discussion.

In addition, in the second quarter of 2004, as part of our ongoing review of our manufacturing and research and development strategies to maximize performance and efficiencies, including the streamlining of manufacturing operations and research and development activities, we made decisions that resulted in the impairment of certain assets. This review did not result in any closure of facilities or layoffs, but certain assets located at various sites were affected. We have ceased using these assets, written down their carrying value to zero, and have disposed of or destroyed substantially all of the assets. The asset impairment charges incurred in the second quarter of 2004 aggregated $108.9 million.
Similar to 2004, during 2003, management approved global manufacturing strategies across our product portfolio to improve plant performance and efficiency, including the outsourcing of production of certain anti-infective products. These decisions resulted in the impairment of certain assets, primarily manufacturing assets in the U.S. This review did not result in any closure of facilities, but certain assets located at various manufacturing sites were affected. We have ceased using these assets, and substantially all of these assets have been disposed of or destroyed. The impairment charges were necessary to adjust the carrying value of these assets to zero. These asset impairment charges incurred totaled $142.9 million, of which $114.6 million was incurred in the first quarter of 2003 with the remaining $28.3 million incurred in the fourth quarter of 2003.
In December 2002, we initiated a plan of eliminating approximately 700 positions worldwide in order to streamline our infrastructure. While a substantial majority of affected employees were successfully placed in other positions in the company, severance expenses were incurred in the first quarter of 2003 for those employees who elected a severance package. The restructuring and other special charges incurred in the first quarter of 2003 were $52.5 million, consisting primarily of voluntary severance expenses. All of this charge has been expended.
In 2001, we licensed from Isis Pharmaceuticals, Inc. (Isis), Affinitak, a non-small-cell lung cancer drug candidate, and entered into an agreement regarding an ongoing research collaboration. In conjunction with this agreement, we purchased approximately 4.2 million shares of Isis common stock with a cost basis of approximately $68.0 million, and we committed to loan Isis $100 million over the four-year term of the research agreement. The Isis loan was repayable at the end of the research agreement term in cash or Isis stock, at Isis’s option, using a conversion price of $40 per share. In addition, we committed to loan Isis $21.2 million for the building of a manufacturing suite for Affinitak. On March 17, 2003, we announced, along with Isis, the results of the Phase III trial that evaluated Affinitak when combined with chemotherapy in patients with advanced non-small-cell lung cancer. No difference was observed in the overall survival of the two groups. Due to this announcement and the decline in Isis’s stock price that occurred in the previous 12 months, we concluded in the first quarter of 2003 that our investment in Isis common stock was other-than-temporarily impaired as defined by generally accepted accounting principles. For the same reasons, it was probable that the value of the consideration that we would be eligible to receive from Isis pursuant to the terms of the loan agreements would be less than the carrying amount of the loans. Therefore, in the first quarter of 2003, we recognized an impairment in our investment in Isis common stock of $55.0 million and a reserve related to the loans of $92.9 million. In addition, we recognized a charge of $38.9 million for contractual obligations related to Affinitak. The primary portion of this charge resulted from our supply agreement with Isis. The supply agreement obligated us to pay certain costs associated with work-in-process and raw materials and other costs that were triggered when we canceled our order of Affinitak. The remaining portion of the charge resulted from our contractual obligations related to the conduct of Affinitak clinical trials. All our contractual obligations have been fulfilled. The stock and loan impairments and other special charges incurred in the first quarter of 2003 related to this relationship totaled $186.8 million. In the third quarter of 2005, Isis exercised its option to repay its loan obligation with 2.5 million shares of Isis common stock.

Note 5:	Financial Instruments and Investments
Financial instruments that potentially subject us to credit risk consist principally of trade receivables and interest-bearing investments. Wholesale distributors of life-sciences products and managed care organizations account for a substantial portion of trade receivables; collateral is generally not required. The risk associated with this concentration is mitigated by our ongoing credit review procedures. We place substantially all our interest-bearing investments with major financial institutions, in U.S. government securities, or with top-rated corporate issuers. At December 31, 2005, our investments in debt securities were comprised of 41 percent asset-backed securities, 34 percent corporate securities, and 25 percent U.S. government securities. In accordance with documented corporate policies, we limit the amount of credit exposure to any one financial institution or corporate issuer. We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but do not expect any counterparties to fail to meet their obligations given their high credit ratings.
Fair Value of Financial Instruments
A summary of our outstanding financial instruments and other investments at December 31 follows:

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term investments
Debt securities	$2,031.0	$2,031.0	$2,099.1	$2,099.1
Noncurrent investments
Marketable equity	$118.0	$118.0	$80.4	$80.4
Debt securities	1,076.2	1,076.2	366.1	366.1
Equity method and other investments	102.4	N/A	114.9	N/A

	$1,296.6		$561.4

Long-term debt, including current portion	$6,484.8	$6,484.2	$4,858.5	$4,868.6
Risk-management instruments — liabilities	336.0	336.0	213.4	213.4
We determine fair values based on quoted market values where available or discounted cash flow analyses (principally long-term debt). The fair value of equity method and other investments is not readily available and disclosure is not required. Approximately $2.6 billion of our investments in debt securities mature within five years.
A summary of the unrealized gains and losses (pretax) of our available-for-sale securities in other comprehensive income at December 31 follows:

	2005	2004

Unrealized gross gains	$52.0	$43.7
Unrealized gross losses	15.9	7.9
The net adjustment to unrealized gains and losses (net of tax) on available-for-sale securities increased (decreased) other comprehensive income by ($4.6) million, ($18.2) million, and

$45.4 million in 2005, 2004, and 2003, respectively. Activity related to our available-for-sale investment portfolio was as follows:

	2005	2004	2003

Proceeds from sales	$2,048.6	$7,774.7	$5,303.7
Realized gross gains on sales	25.6	37.3	72.1
Realized gross losses on sales	7.1	17.6	26.4
Interest income	212.1	156.7	143.1
During the years ended December 31, 2005, 2004, and 2003, net losses related to ineffectiveness and net losses related to the portion of fair value and cash flow hedging instruments excluded from the assessment of effectiveness were not material.
We expect to reclassify an estimated $4.7 million of pretax net losses on cash flow hedges of anticipated foreign currency transactions and the variability in expected future interest payments on floating rate debt from accumulated other comprehensive loss to earnings during 2006. This assumes that short-term interest rates remain unchanged from the prevailing rates at December 31, 2005.

Note 6:	Borrowings
Long-term debt at December 31 consisted of the following:

	2005	2004

4.50 to 7.13 percent notes (due 2012-2036)	$1,487.4	$1,4874
2.90 to 8.38 percent notes (due 2006-2008)	811.4	811.4
Floating rate extendible notes (due 2007)	1,500.0	—
Floating rate bonds (due 2008-2037)	1,939.2	1,424.7
Private placement bonds (due 2007-2008)	460.7	652.6
8.38 percent eurodollar bonds (due 2005)	—	150.0
6.55 percent ESOP debentures (due 2017)	92.6	93.6
Other, including capitalized leases	113.0	122.8
SFAS 133 fair value adjustment	80.5	116.0

	6,484.8	4,858.5
Less current portion	721.3	366.6

	$5,763.5	$4,491.9

In September 2005, Eli Lilly Services, Inc. (ELSI), our indirect wholly-owned finance subsidiary, issued $1.5 billion of floating rate notes (4.53 percent at December 31, 2005). The notes mature in September 2008 and pay interest quarterly at LIBOR plus 5 basis points. The notes may be redeemed at our option beginning in September 2006. In August 2005, ELSI issued $1.5 billion of 13-month floating rate extendible notes. The maturity date of these notes is January 1, 2007, but holders of the notes may extend the maturity of the notes, in monthly increments, until September 1, 2010. These notes pay interest at essentially a rate equivalent to LIBOR (4.26 percent at December 31, 2005). The parent company fully and unconditionally guarantees the ELSI notes.
In August 2004, we issued $1.00 billion of floating rate notes due in 2007. We repaid these notes in August 2005. In March 2003, we issued $300.0 million of 2.9 percent 5-year notes and $200.0 million of 4.5 percent 15-year notes. In July 2002 and May 2001, we issued $150.0 million and $250.0 million, respectively, of floating rate bonds that mature in 2037. The variable interest rate on these bonds is at LIBOR plus our six-month credit spread, adjusted semiannually (total of 4.64 percent at December 31, 2005). The interest accumulates over the life of the bonds and is payable upon maturity. We have an option to begin periodic interest payments at any time. At the time of option exercise, we would owe all previously accrued interest on the bonds. Additionally, in July 2003 and July 2002, respectively, we executed a $330.0 million and $542.8 million private placement note with a financial institution. Principal and interest are due semiannually over the five-year terms of each of these notes. In conjunction with these notes, we entered into interest rate swap agreements with the same financial institution, which converts the fixed rate into a variable rate of interest at essentially LIBOR over the term of the notes.
The 6.55 percent Employee Stock Ownership Plan (ESOP) debentures are obligations of the ESOP but are shown on the consolidated balance sheet because we guarantee them. The principal and interest on the debt are funded by contributions from us and by dividends received on certain shares held by the ESOP. Because of the amortizing feature of the ESOP debt, bondholders will receive both interest and principal payments each quarter.
The aggregate amounts of maturities on long-term debt for the next five years are as follows: 2006, $721.3 million; 2007, $1.71 billion; 2008, $1.89 billion; 2009, $17.7 million; and 2010, $15.9 million.
At December 31, 2005 and 2004, short-term borrowings included $13.4 million and $1.65 billion, respectively, of notes payable to banks and commercial paper. At December 31, 2005, unused committed lines of credit totaled approximately $1.23 billion. Compensating balances and commitment fees are not material, and there are no conditions that are probable of occurring under which the lines may be withdrawn.
We have converted substantially all fixed rate debt to floating rates through the use of interest rate swaps. The weighted-average effective borrowing rate based on debt obligations and interest rates at December 31, 2005 and 2004, including the effects of interest rate swaps for hedged debt obligations, were 4.75 percent and 2.7 percent, respectively.
In 2005 and 2003, cash payments of interest on borrowings totaled $32.0 million and $44.7 million, respectively, net of capitalized interest. In 2004, capitalized interest exceeded cash payments of interest on borrowings, due in large part to certain debt instruments requiring interest payments only at maturity, as previously noted.
In accordance with the requirements of SFAS 133, the portion of our fixed-rate debt obligations that is hedged is reflected in the consolidated balance sheet as an amount equal to the sum of the debt’s carrying value plus the fair value adjustment representing changes in fair value of the hedged debt attributable to movements in market interest rates subsequent to the inception of the hedge.

Note 7:	Stock Plans
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
Prior to January 1, 2005, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock options and performance awards. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. See Note 1 for a calculation of our net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation prior to January 1, 2005.
We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. We recognized stock-based compensation cost in the amount of $403.5 million, $53.0 million, and $0 in 2005, 2004, and 2003, respectively, as well as related tax benefits of $122.9 million, $18.5 million, and $0, respectively. The amounts for 2004 relate only to expenses for performance awards because no expense was recognized for stock options under APB 25. In addition, after adopting SFAS 123R, we now classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for exercised stock options as a financing cash flow in the consolidated statements of cash flows rather than an operating cash flow as under our previous disclosure.
As a result of the adoption of SFAS 123R and compensation plan structural changes effective January 1, 2005, the incremental impact on our stock compensation expense caused our income before income taxes and cumulative effect of a change in accounting principle and net income for the year ended December 31, 2005, to be $318.5 million and $225.4 million lower, respectively, than if we had continued to account for our equity compensation programs under APB 25. As a result, the reported basic and diluted earnings per share for the year ended December 31, 2005 are $.21 lower than they would have been had we not adopted SFAS 123R effective January 1, 2005.
In connection with the adoption of SFAS 123R, we reassessed the valuation methodology for stock options and the related input assumptions. As a result, beginning with the 2005 stock option grant, we utilized a lattice-based option valuation model for estimating the fair value of the stock options. The lattice model allows the use of a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the lattice model are based on implied volatilities from traded options on our stock, historical volatility of our stock price, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the 2005 grants is derived from the output of the lattice model.
Prior to 2005, we utilized a Black-Scholes option-pricing model to estimate the fair value of the options. This model did not allow for the input of a range of factors. Accordingly, volatility was derived from the historical volatility of our stock price and the risk-free interest rate was derived from the weighted-average yield of a treasury security with the same term as the expected life of the options. The expected life of the options was based on the weighted-average life of our historical option grants and the dividend yield was based on our historical dividends paid.

The weighted-average fair values of the individual options granted during 2005, 2004, and 2003 were $16.06, $26.19, and $20.59, respectively, determined using the following assumptions:

	2005	2004	2003

Dividend yield	2.0%	1.57%	1.50%
Weighted-average volatility	27.8%	35.20%	35.10%
Range of volatilities	27.6%-30.7%	—	—
Risk-free interest rate	2.5%-4.5%	3.43%	3.32%
Weighted-average expected life	7 years	7 years	7 years
The fair values of performance awards granted in 2005 and 2004 were $55.65 and $70.33, respectively. No performance awards were granted in 2003.
Stock option activity during 2005 is summarized below:

	Shares of		Weighted-Average
	Common Stock	Weighted-Average	Remaining
	Attributable to Options	Exercise	Contractual Term	Aggregate
	(in thousands)	Price of Options	(in years)	Intrinsic Value

Outstanding at January 1, 2005	93,658	$68.02
Granted	5,084	55.65
Exercised	(4,338)	24.42
Forfeited or expired	(4,322)	69.82

Outstanding at December 31, 2005	90,082	69.37	5.59	$57.3
Exercisable at December 31, 2005	57,543	71.64	4.27	52.7
A summary of the status of nonvested shares as of December 31, 2005, and changes during the year then ended, is presented below:

		Weighted-Average
	Shares	Grant Date Fair
	(in thousands)	Value

Nonvested at January 1, 2005	39,342	$24.45
Granted	5,084	16.06
Vested	(10,220)	25.98
Forfeited	(1,667)	22.66

Nonvested at December 31, 2005	32,539	22.75

The intrinsic value of options exercised during 2005, 2004, and 2003 amounted to $131.9 million, $163.8 million, and $178.6 million, respectively. The total grant date fair value of options vested during 2005, 2004, and 2003, amounted to $265.5 million, $337.2 million, and $236.2 million, respectively. We received cash of $105.9 million, $117.9 million, and $99.3 million from exercises of stock options during 2005, 2004, and 2003, respectively, and recognized related tax benefits of $36.8 million, $36.8 million, and $44.3 million during those same years.
As of December 31, 2005, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $216.2 million, which will be amortized over the weighted-average remaining requisite service period of 16 months. The number of shares ultimately issued for the performance award program is dependent upon the earnings achieved during the vesting period. Pursuant to this plan, no shares were issued in 2003 or 2004, and approximately 0.5 million shares were issued in 2005. Approximately 1.7 million shares are expected to be issued in 2006.

At December 31, 2005, additional options, performance awards, or restricted stock grants may be granted under the 2002 Lilly Stock Plan for not more than 49.1 million shares.

Note 8:	Other Assets and Other Liabilities
Our sundry assets include our capitalized computer software, estimated insurance recoveries from our product litigation and environmental contingencies (Note 13), prepaid retiree health benefit (Note 12), goodwill and intangible assets (Note 1), and a variety of other items. The increase in sundry assets is primarily attributable to an increase in estimated insurance recoveries relating to litigation.
Our other current liabilities include the fair value of interest rate swaps and related accrued interest of $443.1 million associated with our borrowings, product litigation and environmental liabilities (Note 13), other taxes, and a variety of other items. The decrease in other current liabilities is caused primarily by a reduction in deferred income from our collaboration and out-licensing arrangements offset by an increase in product litigation liabilities and the interest rate swaps.
Our other noncurrent liabilities include the accrued liabilities from our pension and retiree health plans (Note 12), product litigation and environmental liabilities (Note 13), deferred income from our collaboration and out-licensing arrangements, and a variety of other items. The increase in other noncurrent liabilities is primarily attributable to an increase in product litigation and environmental liabilities.
None of the components of sundry assets exceeds 5 percent of total assets, and none of the components of other current liabilities (except for the interest rate swaps) or other noncurrent liabilities exceeds 5 percent of current or total liabilities, respectively.

Note 9:	Shareholders’ Equity
Changes in certain components of shareholders’ equity were as follows:

				Common Stock
				in Treasury
	Additional
	Paid-in	Retained	Deferred	Shares
	Capital	Earnings	Costs — ESOP	(in thousands)	Amount

Balance at January 1, 2003	$2,610.0	$8,500.1	$(123.3)	1,008	$109.5
Net income		2,560.8
Cash dividends declared per share: $1.36		(1,465.4)
Retirement of treasury shares	(289.1)			(3,180)	(291.2)
Purchase for treasury				2,976	276.8
Issuance of stock under employee stock plans	150.4			148	9.1
ESOP transactions	13.6		4.7
Reclassification	125.1	(125.1)

Balance at December 31, 2003	2,610.0	9,470.4	(118.6)	952	104.2
Net income		1,810.1
Cash dividends declared per share: $1.45		(1,555.9)
Retirement of treasury shares	(17.4)			(271)	(17.6)
Issuance of stock under employee stock plans	110.7			262	17.2
Stock-based compensation	53.0
ESOP transactions	13.2		6.7
Acquisition of AME	349.9

Balance at December 31, 2004	3,119.4	9,724.6	(111.9)	943	103.8
Net income		1,979.6
Cash dividends declared per share: $1.54		(1,677.0)
Retirement of treasury shares	(381.7)			(6,874)	(386.0)
Purchase for treasury				6,704	377.9
Issuance of stock under employee stock plans	172.9			161	8.4
Stock-based compensation	403.5
ESOP transactions	9.7		5.6

Balance at December 31, 2005	$3,323.8	$10,027.2	$106.3	934	$104.1

As of December 31, 2005, we have purchased $2.46 billion of our announced $3.0 billion share repurchase program. We acquired approximately 6.7 million and 3.0 million shares in 2005 and 2003 under this program.
We have 5 million authorized shares of preferred stock. As of December 31, 2005 and 2004, no preferred stock has been issued.
We have funded an employee benefit trust with 40 million shares of Lilly common stock to provide a source of funds to assist us in meeting our obligations under various employee benefit plans. The funding had no net impact on shareholders’ equity as we consolidated the employee benefit trust. The cost basis of the shares held in the trust was $2.64 billion and is shown as a reduction in shareholders’ equity, which offsets the resulting increases of $2.61 billion in additional paid-in capital and $25 million in common stock. Any dividend transactions between us and the trust are eliminated. Stock held by the trust is not considered outstanding in the computation of earnings per share. The assets of the trust were not used to fund any of our obligations under these employee benefit plans in 2005, 2004, or 2003.
We have an ESOP as a funding vehicle for the existing employee savings plan. The ESOP used the proceeds of a loan from us to purchase shares of common stock from the treasury. The ESOP issued $200 million of third-party debt, repayment of which was guaranteed by us (see Note 6). The proceeds were used to purchase shares of our common stock on the open market. Shares of common stock held by the ESOP will be allocated to participating employees annually through 2017 as part of our savings plan contribution. The fair value of shares allocated each period is recognized as compensation expense.
Under a Shareholder Rights Plan adopted in 1998, all shareholders receive, along with each common share owned, a preferred stock purchase right entitling them to purchase from the company one one-thousandth of a share of Series B Junior Participating Preferred Stock (the Preferred Stock) at a price of $325. The rights are exercisable only after the Distribution Date, which is generally the 10th business day after the date of a public announcement that a person (the Acquiring Person) has acquired ownership of 15 percent or more of our common stock. We may redeem the rights for $.005 per right, up to and including the Distribution Date. The rights will expire on July 28, 2008, unless we redeem them earlier.
The rights plan provides that, if an Acquiring Person acquires 15 percent or more of our outstanding common stock and our redemption right has expired, generally each holder of a right (other than the Acquiring Person) will have the right to purchase at the exercise price the number of shares of our common stock that have a value of two times the exercise price.
Alternatively, if, in a transaction not approved by the board of directors, we are acquired in a business combination transaction or sell 50 percent or more of our assets or earning power after a Distribution Date, generally each holder of a right (other than the Acquiring Person) will have the right to purchase at the exercise price the number of shares of common stock of the acquiring company that have a value of two times the exercise price.
At any time after an Acquiring Person has acquired 15 percent or more but less than 50 percent of our outstanding common stock, the board of directors may exchange the rights (other than those owned by the Acquiring Person) for our common stock or Preferred Stock at an exchange ratio of one common share (or one one-thousandth of a share of Preferred Stock) per right.

Note 10:	Earnings Per Share
The following is a reconciliation of the denominators used in computing earnings per share before cumulative effect of a change in accounting principle:

	2005	2004	2003

	(Shares in thousands)
Income before cumulative effect of a change in accounting principle available to common shareholders	$2,001.6	$1,810.1	$2,560.8

Basic earnings per share
Weighted-average number of common shares outstanding, including incremental shares	1,088,754	1,083,887	1,076,547

Basic earnings per share before cumulative effect of a change in accounting principle	$1.84	$1.67	$2.38

Diluted earnings per share
Weighted-average number of common shares outstanding	1,088,115	1,083,677	1,076,547
Stock options and other incremental shares	4,035	5,259	5,683

Weighted-average number of common shares outstanding — diluted	1,092,150	1,088,936	1,082,230

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.83	$1.66	$2.37

Note 11:	Income Taxes
Following is the composition of income taxes attributable to income before cumulative effect of a change in accounting principle:

	2005	2004	2003

Current
Federal	$517.4	$47.6	$391.2
Foreign	649.8	519.9	284.7
State	11.6	(10.6)	(6.2)

	1,178.8	556.9	669.7
Deferred
Federal	89.4	175.2	(112.9)
Foreign	(86.8)	(74.0)	138.2
State	(.5)	8.7	5.9
Unremitted earnings to be repatriated due to change in tax law	(465.0)	465.0	—

	(462.9)	574.9	31.2

Income taxes	$715.9	$1,131.8	$700.9

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004

Deferred tax assets
Inventory	$637.8	$538.4
Compensation and benefits	396.6	320.7
Other carryforwards	391.5	492.5
Sale of intangibles	235.7	411.5
Tax credit carryforwards and carrybacks	218.7	220.6
Financial instruments	166.0	117.1
Asset purchases	92.4	88.6
Asset disposals	45.5	165.3
Other	414.8	359.7

	2,599.0	2,714.4
Valuation allowances	(455.7)	(508.4)

Total deferred tax assets	2,143.3	2,206.0
Deferred tax liabilities
Prepaid employee benefits	(1,145.6)	(952.8)
Property and equipment	(702.6)	(681.3)
Unremitted earnings to be repatriated due to change in tax law	—	(465.0)
Unremitted earnings	—	(327.4)
Other	(236.8)	(215.5)

Total deferred tax liabilities	(2,085.0)	(2,642.0)

Deferred tax assets (liabilities) — net	$58.3	$(436.0)

At December 31, 2005, we had other carryforwards, primarily net operating loss carryforwards, for international and U.S. income tax purposes of $89.4 million: $54.6 million will expire within five years and $1.9 million thereafter; $32.9 million of the carryforwards will never expire. The primary component of the remaining portion of the deferred tax asset for other carryforwards is related to net operating losses for state income tax purposes that are fully reserved. We also have tax credit carryforwards and carrybacks of $218.7 million available to reduce future income taxes; $80.7 million will be carried back and $12.0 million of the tax credit carryforwards will never expire. The remaining portion of the tax credit carryforwards is related to state tax credits that are fully reserved.
Domestic and Puerto Rican companies contributed approximately 30 percent, 6 percent, and 22 percent in 2005, 2004, and 2003, respectively, to consolidated income before income taxes and cumulative effect of a change in accounting principle. We have a subsidiary operating in Puerto Rico under a tax incentive grant that begins to expire at the end of 2007.
The American Jobs Creation Act of 2004 (AJCA) created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations in 2005. Although the deduction is subject to a number of limitations and uncertainty remained as to how to interpret certain provisions of the AJCA, we believed we had the information necessary to make an informed decision on the impact of the AJCA on our repatriation plans as of December 31, 2004. Based on that decision, we recorded a related tax liability of $465.0 million as of December 31,

2004, and subsequently repatriated $8.00 billion in incentive dividends, as defined in the AJCA, during 2005.
At December 31, 2005, we had an aggregate of $4.1 billion of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes at approximately the U.S. statutory rate. The amount of unremitted earnings for which no tax has been provided decreased substantially in 2004 due to the change in tax law described above, which caused us to change our previous plans to permanently reinvest a portion of those unremitted earnings.
Cash payments of income taxes totaled $1.78 billion, $487.0 million, and $614.0 million in 2005, 2004, and 2003, respectively. The higher cash payments of income taxes in 2005 are primarily attributable to the tax liability associated with the implementation of the AJCA and the resolution of an IRS examination for the years 1998 to 2000.
Following is a reconciliation of the effective income tax rate applicable to income before income taxes and cumulative effect of a change in accounting principle:

	2005	2004	2003

United States federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct)
International operations, including Puerto Rico	(9.5)	(19.1)	(15.7)
Additional repatriation due to change in tax law	—	15.8	—
Non-deductible acquired in-process research and development	—	4.3	—
General business credits	(1.5)	(1.3)	(0.7)
Sundry	2.3	3.8	2.9

Effective income tax rate	26.3%	38.5%	21.5%

Note 12:	Retirement Benefits
We used a measurement date of December 31 to develop the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheets at December 31 for our defined benefit pension and retiree health benefit plans, which were as follows:

	Defined Benefit		Retiree Health
	Pension Plans		Benefit Plans

	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$5,190.7	$4,703.1	$1,388.4	$1,039.6
Service cost	297.4	238.8	61.5	47.6
Interest cost	296.2	286.4	80.7	62.5
Actuarial loss	261.7	39.7	64.8	161.2
Benefits paid	(270.4)	(259.4)	(77.2)	(71.5)
Reduction in discount rate, foreign currency exchange rate changes, and other adjustments	(147.2)	182.1	155.4	149.0

Benefit obligation at end of year	5,628.4	5,190.7	1,673.6	1,388.4
Change in plan assets
Fair value of plan assets at beginning of year	4,797.8	3,721.9	745.4	553.9
Actual return on plan assets	651.9	494.6	102.8	58.7
Employer contribution	375.0	784.0	194.7	204.3
Benefits paid	(268.4)	(257.3)	(77.2)	(71.5)
Foreign currency exchange rate changes and other adjustments	(73.9)	54.6	—	—

Fair value of plan assets at end of year	5,482.4	4,797.8	965.7	745.4

Funded status	(146.0)	(392.9)	(707.9)	(643.0)
Unrecognized net actuarial loss	2,237.9	2,339.7	1,089.1	979.5
Unrecognized prior service cost (benefit)	71.4	66.0	(101.3)	(116.9)

Net amount recognized	$2,163.3	$2,012.8	$279.9	$219.6

Amounts recognized in the consolidated balance sheet consisted of
Prepaid pension	$2,419.6	$2,253.8	$377.2	$310.4
Accrued benefit liability	(567.5)	(464.4)	(97.3)	(90.8)
Accumulated other comprehensive loss before income taxes	311.2	223.4	—	—

Net amount recognized	$2,163.3	$2,012.8	$279.9	$219.6

	Defined
	Benefit		Retiree Health
	Pension Plans		Benefit Plans

(Percents)	2005	2004	2005	2004

Weighted-average assumptions as of December 31
Discount rate for benefit obligation	5.8	5.9	6.0	6.0
Discount rate for net benefit costs	5.9	6.2	6.0	6.2
Rate of compensation increase for benefit obligation	4.7	5.6	—	—
Rate of compensation increase for net benefit costs	5.6	5.3	—	—
Expected return on plan assets for net benefit costs	9.0	9.2	9.0	9.3

In evaluating the expected return on plan assets, we have considered our historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of leading financial advisers and economists. Our plan assets in our U.S. defined benefit pension and retiree health plans comprise approximately 87 percent of our worldwide benefit plan assets. Including the investment losses due to overall market conditions in 2001 and 2002, our 10- and 20-year annualized rates of return on our U.S. defined benefit pension plans and retiree health benefit plan were approximately 9.3 percent and 11.3 percent, respectively, as of December 31, 2005. Health-care-cost trend rates were assumed to increase at an annual rate of 9 percent in 2006, decreasing 1 percent per year to 6 percent in 2009 and thereafter.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Defined Benefit	Retiree Health
	Pension Plans	Benefit Plans

2006	$271.7	$85.4
2007	278.2	92.3
2008	285.3	98.1
2009	293.1	104.3
2010	302.8	110.1
2011-2015	1,702.7	645.7
The total accumulated benefit obligation for our defined benefit pension plans was $4.88 billion and $4.55 billion at December 31, 2005 and 2004, respectively. The projected benefit obligation and fair value of the plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $1.51 billion and $870.3 million, respectively, as of December 31, 2005, and $1.33 billion and $780.3 million, respectively, as of December 31, 2004.
Net pension and retiree health benefit expense included the following components:

	Defined Benefit			Retiree Health
	Pension Plans			Benefit Plans

	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost
Service cost	$297.4	$238.8	$195.4	$61.5	$47.6	$38.2
Interest cost	296.2	286.4	267.2	80.7	62.5	60.4
Expected return on plan assets	(445.9)	(402.2)	(382.7)	(75.6)	(60.2)	(53.6)
Amortization of prior service cost	7.6	7.3	11.9	(15.6)	(15.6)	(15.6)
Recognized actuarial loss	106.7	99.7	52.4	86.6	57.8	50.6

Net periodic benefit cost	$262.0	$230.0	$144.2	$137.6	$92.1	$80.0

If the health-care-cost trend rates were to be increased by one percentage point each future year, the December 31, 2005, accumulated postretirement benefit obligation would increase by 14.0 percent and the aggregate of the service cost and interest cost components of the 2005 annual expense would increase by 18.4 percent. A one-percentage-point decrease in these rates would decrease the December 31, 2005, accumulated postretirement benefit obligation by 12.2 percent and the aggregate of the 2005 service cost and interest cost by 15.5 percent.
We have defined contribution savings plans that cover our eligible employees worldwide. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to save. Our contributions to the plan are based on employee contributions and the level of our match. Expenses under the plans totaled $96.1 million, $75.5 million, and $72.9 million for the years 2005, 2004, and 2003, respectively.
We provide certain other postemployment benefits primarily related to disability benefits and accrue for the related cost over the service lives of employees. Expenses associated with these benefit plans in 2005, 2004, and 2003 were not significant.
Our U.S. defined benefit pension and retiree health benefit plan investment allocation strategy currently comprises approximately 85 percent to 95 percent growth investments and 5 percent to 15 percent fixed-income investments. Within the growth investment classification, the plan asset strategy encompasses equity and equity-like instruments that are expected to represent approximately 75 percent of our plan asset portfolio of both public and private market investments. The largest component of these equity and equity-like instruments is public equity securities that are well diversified and invested in U.S. and international small-to-large companies. The remaining portion of the growth investment classification is represented by other alternative growth investments.
Our defined benefit pension plan and retiree health plan asset allocations as of December 31 are as follows:

			Percentage of
	Percentage of		Retiree
	Pension Plan Assets		Health Plan Assets

(Percents)	2005	2004	2005	2004

Asset Category
Equity securities and equity-like instruments	75	74	80	78
Debt securities	10	9	11	10
Real estate	1	1	0	1
Other	14	16	9	11

Total	100	100	100	100

In 2006, we expect to contribute approximately $26 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. In addition, we expect to contribute approximately $125 million of additional discretionary funding in 2006 to our defined benefit plans. We also expect to contribute approximately $120 million of discretionary funding to our postretirement health benefit plans during 2006.

Note 13:	Contingencies
Three generic pharmaceutical manufacturers, Zenith Goldline Pharmaceuticals, Inc. (Zenith), Dr. Reddy’s Laboratories, Ltd. (Reddy), and Teva Pharmaceuticals (Teva), submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa in various dosage forms several years prior to the expiration of our U.S. patents for the product. The generic companies alleged that our patents are invalid, unenforceable, or not infringed. We filed suit against the three companies in the U.S. District Court for the Southern District of Indiana, seeking a ruling that the challenges to our compound patent (expiring in 2011) are without merit. The cases were consolidated, and on April 14, 2005, the district court upheld our 2011 U.S. patent on Zyprexa. In the case of Eli Lilly and Company v. Zenith Goldline Pharmaceuticals et al., the court ruled in our favor on all counts, including the patent doctrines of obviousness, double patenting, inequitable conduct, novelty, and public use. The decision has been appealed. We are confident, and the trial court confirmed, that the generic manufacturers’ claims are without merit, and we expect to prevail in this litigation. However, it is not possible to predict or determine the outcome of this litigation and, accordingly, we can provide no assurance that we will prevail on appeal. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
In 2002, Barr Laboratories, Inc. (Barr), submitted an ANDA with the FDA seeking permission to market a generic version of Evista (raloxifene) several years prior to the expiration of our U.S. patents covering the product, alleging that the patents are invalid or not infringed. In November 2002, we filed suit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that Barr’s challenges to our patents claiming the methods of use and pharmaceutical form (expiring from 2012 to 2017) are without merit. Barr has also asserted that the method of use patents are unenforceable. The U.S. Patent and Trademark Office issued to us two new patents (expiring in 2017) directed to pharmaceutical compositions containing raloxifene and a method for preventing postmenopausal osteoporosis and a third (expiring in 2012) directed to methods of inhibiting postmenopausal bone loss by administering a single daily oral dose of raloxifene. These patents have been listed in the FDA’s Orange Book. Barr has challenged these patents, alleging that each is invalid, unenforceable, or will not be infringed. These patents have been added to the pending suit. The suit is in discovery. No trial date has been set at this time. While we believe that Barr’s claims are without merit and we expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
In January 2006, we were notified that Sicor Pharmaceuticals, Inc. (Sicor), a subsidiary of Teva, submitted an ANDA with the FDA seeking permission to market a generic version of Gemzar several years prior to the expiration of two U.S. patents covering the product. Sicor alleged that both U.S. patents are invalid. In February, we filed suit against Sicor in the U.S. District Court for the Southern District of Indiana, seeking a ruling that Sicor’s challenges to our patents claiming the compound (expiring in 2010) and the methods of use (expiring in 2012) are without merit. While we believe that Sicor’s claims are without merit and we expect to prevail, it is not possible to predict or determine the outcome of the litigation. Therefore, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations.
In July 2002, we received the first of several grand jury subpoenas for documents from the Office of Consumer Litigation, U.S. Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. We reached a settlement with the U.S. Department of Justice in the fourth quarter of 2005, which was subsequently approved by the U.S. District Court for the Southern District of Indiana in February 2006. As part of the settlement, Lilly pleaded guilty to one misdemeanor violation of the Food, Drug, and Cosmetic Act. The plea is for the off-label promotion of Evista during 1998. The government did not, however, charge the company with any unlawful intent, nor do we acknowledge any such intent. In connection with the overall settlement, we agreed to pay a total of $36 million. As previously reported, Lilly took a charge in the fourth quarter of 2004 in connection with this investigation. The 2004 charge was sufficient to cover this settlement payment; consequently, no further charge will be necessary.
In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it has commenced a civil investigation related to our U.S. marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa, Prozac, and Prozac Weekly. In October 2005, the U.S. Attorney’s

office advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid, Evista, Humalog, Humulin, Prozac, and Zyprexa. The inquiry includes a review of Lilly’s Medicaid best price reporting related to the product sales covered by the rebate agreements. We are cooperating with the U.S. Attorney in these investigations, including providing a broad range of documents and information relating to the investigations. In June 2005, we received a subpoena from the office of the Attorney General, Medicaid Fraud Control Unit, of the State of Florida, seeking production of documents relating to sales of Zyprexa and our marketing and promotional practices with respect to Zyprexa. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or nonmonetary remedies. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.
We have been named as a defendant in a large number of Zyprexa product liability lawsuits in the United States and have been notified of several thousand claims of individuals who have not filed suit. The lawsuits and unfiled claims (together the “claims”) allege a variety of injuries from the use of Zyprexa, with the majority alleging that the product caused or contributed to diabetes or high blood-glucose levels. The claims seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the claims also allege that we improperly promoted the drug. Almost all of the federal lawsuits are part of a Multi-District Litigation (MDL) proceeding before The Honorable Jack Weinstein in the Federal District Court for the Eastern District of New York (MDL No. 1596). The MDL includes three lawsuits requesting certification of class actions on behalf of those who allegedly suffered injuries from the administration of Zyprexa. We have entered into agreements with various plaintiffs’ counsel halting the running of the statutes of limitation (tolling agreements) with respect to a large number of claimants who do not have lawsuits on file.
In June 2005, we entered into an agreement in principle (followed by a definitive master settlement agreement in September 2005) with a group of plaintiffs’ attorneys involved in U.S. Zyprexa product liability litigation to settle a majority of the claims. The agreement covers more than 8,000 claimants, including a large number of previously filed lawsuits (including the three purported class actions), tolled claims, and other informally asserted claims. We established a fund of $690 million for the claimants to settle their claims, and $10 million to cover administration of the settlement. The settlement fund is being overseen and distributed by claims administrators appointed by the court. The agreement and the distribution of funds to participating claimants are conditioned upon, among other things, our obtaining full releases from no fewer than 7,193 claimants.
Following this settlement, the remaining U.S. Zyprexa product liability claims include approximately 150 lawsuits in the U.S. covering 465 claimants, and approximately 825 tolled claims. In addition, we have been informally advised of a number of additional potential U.S. claims, but to date have received no substantiation of the claims. Also, in early 2005, we were served with five lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. The allegations in the Canadian actions are similar to those in the litigation pending in the United States. We are prepared to continue our vigorous defense of Zyprexa in all remaining cases.

In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third party payors, excluding governmental entities, which have made or will make payments on account of their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. In addition, in 2006 a similar lawsuit was filed in the Eastern District of New York on similar grounds. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.
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
In connection with the Zyprexa product liability claims, certain of our insurance carriers have raised defenses to their liability under the policies and to date have failed to reimburse us for claim-related costs despite demand from the first-layer carriers for payment. However, in our opinion, the defenses identified to date appear to lack substance. In March 2005, we filed suit against several of the carriers in state court in Indiana to obtain reimbursement of costs related to the Zyprexa product liability litigation. The matter has been removed to the federal court in Indianapolis. Several carriers have asserted defenses to their liability, and some carriers are seeking rescission of the coverage. While we believe our position is meritorious, there can be no assurance that we will prevail.
In addition, we have been named as a defendant in numerous other product liability lawsuits involving primarily diethylstilbestrol (DES) and thimerosal.
With respect to the product liability claims currently asserted against us, we have accrued for our estimated exposures to the extent they are both probable and estimable based on the information available to us. In addition, we have accrued for certain product liability claims incurred but not filed to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. Legal defense costs expected to be incurred in connection with significant product liability loss contingencies are accrued when probable and reasonably estimable. A portion of the costs associated with defending and disposing of these suits is covered by insurance. We record receivables for insurance-related recoveries when it is probable they will be realized. These receivables are classified as a reduction of the litigation charges on the statement of income. We estimate insurance recoverables based on existing deductibles, coverage limits, our assessment of any defenses to coverage that might be raised by the carriers, and the existing and projected future level of insolvencies among the insurance carriers.

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
The $1.07 billion net charge took into account our estimated recoveries from our insurance coverage related to these matters. The after-tax impact of this net charge was $.90 per share. The $700 million for the Zyprexa settlement was paid during 2005, while the cash related to the other reserves for product liability exposures and defense costs is expected to be paid out over the next several years. The timing of our insurance recoveries is uncertain.
We cannot predict with certainty the additional number of lawsuits and claims that may be asserted. In addition, although we believe it is probable, there can be no assurance that the Zyprexa settlement described above will be concluded. The ultimate resolution of Zyprexa product liability and related litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
We are subject to a substantial number of product liability claims, and because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability claims for other products in the future. We have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market, and therefore will be largely self-insured for future product liability losses. In addition, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.
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

Note 14:	Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Minimum	Effective	Accumulated
	Currency	Gains	Pension	Portion of	Other
	Translation	(Losses) on	Liability	Cash Flow	Comprehensive
	Gains (Losses)	Securities	Adjustment	Hedges	Income (Loss)

Beginning balance at January 1, 2005	$551.4	$24.3	$(147.0)	$(210.1)	$218.6
Other comprehensive loss	(533.4)	(4.6)	(55.9)	(45.3)	(639.2)

Balance at December 31, 2005	$18.0	$19.7	$(202.9)	$(255.4)	$(420.6)

The amounts above are net of income taxes. The income taxes related to other comprehensive income were not significant, as income taxes were generally not provided for foreign currency translation.
The unrealized gains (losses) on securities is net of reclassification adjustments of $9.1 million, $9.8 million, and $37.4 million, net of tax, in 2005, 2004, and 2003, respectively, for net realized gains on sales of securities included in net income. The effective portion of cash flow hedges is net of reclassification adjustments of $3.8 million, $23.1 million, and $27.2 million, net of tax, in 2005, 2004, and 2003, respectively, for realized losses on foreign currency options and $21.4 million, $15.6 million, and $14.2 million, net of tax, in 2005, 2004, and 2003, respectively, for interest expense on interest rate swaps designated as cash flow hedges.
Generally, the assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in shareholders’ equity rather than in income.

Management’s Reports
Management’s Report for Financial Statements — Eli Lilly and Company and Subsidiaries
Management of Eli Lilly and Company and subsidiaries is responsible for the accuracy, integrity, and fair presentation of the financial statements. The statements have been prepared in accordance with generally accepted accounting principles in the United States and include amounts based on judgments and estimates by management. In management’s opinion, the consolidated financial statements present fairly our financial position, results of operations, and cash flows.
In addition to the system of internal accounting controls, we maintain a code of conduct (known as The Red Book) that applies to all employees worldwide, requiring proper overall business conduct, avoidance of conflicts of interest, compliance with laws, and confidentiality of proprietary information. The Red Book is reviewed on a periodic basis with employees worldwide, and all employees are required to report suspected violations. A hotline number is published in The Red Book to enable employees to report suspected violations anonymously. Employees who report suspected violations are protected from discrimination or retaliation by the company. In addition to The Red Book, the CEO, the COO, and all financial management must sign a financial code of ethics, which further reinforces their fiduciary responsibilities.
The financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm. Their responsibility is to examine our consolidated financial statements in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Ernst & Young’s opinion with respect to the fairness of the presentation of the statements (see opinion on page 80) is included in our annual report. Ernst & Young reports directly to the audit committee of the board of directors.
Our audit committee includes five nonemployee members of the board of directors, all of whom are independent from our company. The committee charter, which is published in the proxy statement, outlines the members’ roles and responsibilities and is consistent with enacted corporate reform laws and regulations. It is the audit committee’s responsibility to appoint an independent registered public accounting firm subject to shareholder ratification, approve both audit and nonaudit services performed by the independent registered public accounting firm, and review the reports submitted by the firm. The audit committee meets several times during the year with management, the internal auditors, and the independent public accounting firm to discuss audit activities, internal controls, and financial reporting matters, including reviews of our externally published financial results. The internal auditors and the independent registered public accounting firm have full and free access to the committee.
We are dedicated to ensuring that we maintain the high standards of financial accounting and reporting that we have established. We are committed to providing financial information that is transparent, timely, complete, relevant, and accurate. Our culture demands integrity and an unyielding commitment to strong internal practices and policies. Finally, we have the highest confidence in our financial reporting, our underlying system of internal controls, and our people, who are objective in their responsibilities and operate under a code of conduct and the highest level of ethical standards.
Management’s Report on Internal Control Over Financial Reporting — Eli Lilly and Company and Subsidiaries
Management of Eli Lilly and Company and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and

15d-15(f) under the Securities Exchange Act of 1934. We have global financial policies that govern critical areas, including internal controls, financial accounting and reporting, fiduciary accountability, and safeguarding of corporate assets. Our internal accounting control systems are designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management’s authorization and are properly recorded, and that accounting records are adequate for preparation of financial statements and other financial information. A staff of internal auditors regularly monitors, on a worldwide basis, the adequacy and effectiveness of internal accounting controls. The general auditor reports directly to the audit committee of the board of directors.
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, we concluded that our internal controls over financial reporting were effective as of December 31, 2005.
The internal control over financial reporting has been assessed by Ernst & Young LLP. Their responsibility is to evaluate management’s assessment and evidence about whether internal control over financial reporting was designed and operating effectively. Ernst & Young’s report with respect to the effectiveness of internal control over financial reporting is included on page 81 of our annual report.

Sidney Taurel Chairman of the Board and Chief Executive Officer	John C. Lechleiter, Ph.D. President and Chief Operating Officer	Charles E. Golden Executive Vice President and Chief Financial Officer
February 13, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Eli Lilly and Company
We have audited the accompanying consolidated balance sheets of Eli Lilly and Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eli Lilly and Company and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eli Lilly and Company and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006 expressed an unqualified opinion thereon.
As discussed in Notes 2 and 7 to the financial statements, in 2005 Eli Lilly and Company adopted new accounting pronouncements for asset retirement obligations and stock-based compensation.

Indianapolis, Indiana
February 13, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Eli Lilly and Company
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Eli Lilly and Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eli Lilly and Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect mis-statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Eli Lilly and Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Eli Lilly and Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Eli Lilly and Company and subsidiaries and our report dated February 13, 2006 expressed an unqualified opinion thereon.

Indianapolis, Indiana
February 13, 2006

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
Our management, with the participation of Sidney Taurel, chairman and chief executive officer, and Charles E. Golden, executive vice president and chief financial officer, evaluated our disclosure controls and procedures as of December 31, 2005, and concluded that they are effective.
Internal Control over Financial Reporting
Messrs. Taurel and Golden and Dr. Lechleiter provided a report on behalf of management on our internal control over financial reporting, in which management concluded that the company’s internal control over financial reporting is effective at December 31, 2005. In addition, Ernst & Young LLP, the company’s independent auditor, provided an attestation report on management’s assessment of internal control over financial reporting. You can find the full text of management’s report and Ernst & Young’s attestation report in Item 8, and both reports are incorporated by reference in this Item.
Changes in Internal Controls
During the fourth quarter of 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.      Other Information
Not applicable.
Part III
Item 10.           Directors and Executive Officers of the Registrant
Information relating to our Board of Directors is found in our Proxy Statement to be dated on or about March 13, 2006 (the “Proxy Statement”) under “Board of Directors” at pages 64-66, and is incorporated in this report by reference.
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
Information relating to our executive officers is found at Part I, Item 1 of this Form 10-K under “Executive Officers of the Company.” In addition, information relating to certain filing obligations of directors and executive officers under the federal securities laws is found in the Proxy Statement under “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” at page 93. That information is incorporated in this report by reference.
We have adopted a code of ethics that complies with the applicable SEC and New York Stock Exchange requirements. The code is set forth in:

•	The Red Book, a comprehensive code of ethical and legal business conduct applicable to all employees worldwide and to our Board of Directors; and

•	Code of Ethical Conduct for Lilly Financial Management, a supplemental code for our chief executive officer, chief operating officer, and all members of financial management that focuses on accounting, financial reporting, internal controls, and financial stewardship.
Both documents are online on our web site at http://investor.lilly.com/code business conduct.cfm. In the event of any amendments to, or waivers from, a provision of the code affecting the chief executive officer, chief financial officer, chief accounting officer, controller, or persons performing similar functions, we intend to post on the above web site within four business days after the event a description of the amendment or waiver as required under applicable SEC rules. We will maintain that information on our web site for at least 12 months. Paper copies of these documents are available free of charge upon request to the company’s secretary at the address on the front of this Form 10-K.
Item 11.               Executive Compensation
Information on executive compensation and director compensation is found in the Proxy Statement under “Directors’ Compensation” at page 72 and “Executive Compensation” at pages 76-82. That information is incorporated in this report by reference, except that the Compensation Committee Report is not incorporated in this report.
Item 12.               Security Ownership of Certain Beneficial Owners and Management
                       and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
Information relating to ownership of the Company’s common stock by management and by persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock is found in the Proxy Statement under “Ownership of Company Stock,” at page 84. That information is incorporated in this report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2005, regarding our compensation plans under which shares of Lilly common stock have been authorized for issuance.

Plan category	(a) Number of	(b) Weighted-	(c) Number of
	securities to be	average exercise	securities remaining
	issued	price of	available for future
	upon exercise of	outstanding	issuance under equity
	outstanding	options,	compensation plans
	options,	warrants,	(excluding securities
	warrants, and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	79,741,504	$68.55	49,127,003
Equity compensation plan not approved by security holders(1)	10,340,400	75.73	320,555

Total	90,081,904	69.37	49,447,558

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
Information related to a time-share arrangement between the company and Mr. Sidney Taurel, chairman and chief executive officer, relating to his board-mandated personal use of the corporate aircraft, can be found in the Proxy Statement under “Related Transaction” at page 82. That information is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
Information related to the fees and services of our independent auditor, Ernst & Young LLP, can be found in the Proxy Statement under “Services Performed by the Independent Auditor” and “Independent Auditor Fees” at pages 74-75. That information is incorporated in this report by reference.

Item 15.	Exhibits and Financial Statement Schedules
(a)1.        Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are found at Item 8:

•	Consolidated Statements of Income — Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Balance Sheets — December 31, 2005 and 2004

•	Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004, and 2003

•	Consolidated Statements of Comprehensive Income — Years Ended December 31, 2005, 2004, and 2003

•	Segment Information

•	Notes to Consolidated Financial Statements
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
(a)3.           Exhibits

3.1	Amended Articles of Incorporation

3.2	By-laws

4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Norwest Bank Minnesota, N.A., as successor Rights Agent

4.2	Amendment No. 1 to Rights Agreement dated as of May 27, 2003, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent

4.3	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

4.4	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

4.5	Form of Indenture dated March 10, 1998, among The Lilly Savings Plan Master Trust Fund C, as issuer; Eli Lilly and Company, as guarantor; and The Chase Manhattan Bank, as Trustee, relating to ESOP Amortizing Debentures due 2017[1]

4.6	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resetable Floating Rate Debt Security due May 15, 2037[1]

4.7	Form of Resetable Floating Rate Debt Security due May 15, 2037[1]

4.8	Form of Indenture, dated as of August 9, 2005, by and among Eli Lilly and Company, Eli Lilly Services, Inc., and Citibank, N.A., as trustee[1]

4.9	Form of Floating Rate Note of Eli Lilly Services, Inc. due September 12, 2008[1]

1This exhibit is not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.
2Indicates management contract or compensatory plan.

10.1	1994 Lilly Stock Plan, as amended[2]

10.2	1998 Lilly Stock Plan, as amended[2]

10.3	2002 Lilly Stock Plan, as amended[2]

10.4	Lilly GlobalShares Stock Plan, as amended[2]

10.5	The Lilly Deferred Compensation Plan, as amended[2]

10.6	The Lilly Directors’ Deferral Plan, as amended[2]

10.7	The Eli Lilly and Company Bonus Plan, as amended[2]

10.8	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended[2]

10.9	2007 Change in Control Severance Pay Plan for Select Employees[2]

10.10	Summary of 2006 Compensation for Non-employee Directors[2]

10.11	Summary of 2006 Compensation for Named Executive Officers[2]

10.12	Letter agreement between the company and Charles E. Golden concerning retirement benefits[2]

10.13	Letter agreement between the company and Steven M. Paul, M.D. concerning retirement benefits[2]

10.14	Arrangement regarding retirement benefits for Robert A. Armitage[2]

10.15	Time Sharing Agreement between the company and Sidney Taurel for use of corporate aircraft

10.16	Master Settlement Agreement regarding Zyprexa product liability claims

12 .	Computation of Ratio of Earnings from Continuing Operations to Fixed Charges

21 .	List of Subsidiaries

23 .	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer

32 .	Section 1350 Certification

2Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Eli Lilly and Company

By	/s/ Sidney Taurel

Sidney Taurel, Chairman of the Board and Chief Executive Officer
February 28, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Title
Signature

/s/ Sidney Taurel SIDNEY TAUREL	Chairman of the Board, Chief Executive Officer, and a Director (principal executive officer)

/s/ Charles E. Golden CHARLES E. GOLDEN	Executive Vice President, Chief Financial Officer, and a Director (principal financial officer)

/s/ Arnold C. Hanish ARNOLD C. HANISH	Chief Accounting Officer (principal accounting officer)

/s/ Sir Winfried Bischoff SIR WINFRIED BISCHOFF	Director

/s/ J. Michael Cook J. MICHAEL COOK	Director

/s/ Martin S. Feldstein, PH.D MARTIN S. FELDSTEIN, PH.D	Director

/s/ J. Erik Fyrwald J. ERIK FYRWALD	Director

/s/ George M. C. Fisher GEORGE M. C. FISHER	Director

/s/ Karen N. Horn, PH.D KAREN N. HORN, PH.D	Director

/s/ Alfred G. Gilman, M.D.,PH.D ALFRED G. GILMAN, M.D.,PH.D	Director

/s/ John C. Lechleiter, PH.D JOHN C. LECHLEITER, PH.D	Director

Title
Signature

/s/ Ellen R. Marram ELLEN R. MARRAM	Director

/s/ Franklyn G. Prendergast, M.D.,PH.D

FRANKLYN G. PRENDERGAST, M.D.,PH.D

/s/ Kathi P. Seifert KATHI P. SEIFERT	Director

Trademarks Used In This Report
Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this report, appear with an initial capital and are followed by the symbol ® or tm, as applicable. In subsequent uses of the marks in the report, the symbols are omitted.

Index to Exhibits
The following documents are filed as part of this report:

Exhibit		Location

3.1	Amended Articles of Incorporation	Incorporated by reference from Exhibit 3.1 to the Company’s Report on Form 10-K for the year ended December 31, 2003
3.2	By-laws, as amended	Attached
4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent	Incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 10-K for the year ended December 31, 2003
4.2	Amendment No. 1 to Rights Agreement dated as of May 27, 2003, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent	Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-A/A, Amendment No. 1, dated May 29, 2003
4.3	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478
4.4	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on February 1, 1991	Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478
4.5	Form of Indenture dated March 10, 1998, among The Lilly Savings Plan Master Trust Fund C, as issuer; Eli Lilly and Company, as guarantor; and The Chase Manhattan Bank, as Trustee, relating to ESOP Amortizing Debentures due 2017	*
4.6	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resettable Floating Rate Debt Security due May 15, 2037	*
4.7	Form of Resettable Floating Rate Debt Security due May 15, 2037	*
4.8	Form of Indenture dated as of August 9, 2005, by and among Eli Lilly and Company, Eli Lilly Services, Inc., and Citibank, N.A. as trustee	*
4.9	Form of Floating Rate Note of Eli Lilly Services, Inc. due September 12, 2008	*
10.1	1994 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001

Exhibit		Location

10.2	1998 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001
10.3	2002 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004
10.4	The Lilly GlobalShares Stock Plan, as amended	Incorporated by reference from Exhibit 10.5 to the Company’s Report of Form 10-K for the year ended December 31, 2003
10.5	The Lilly Deferred Compensation Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004
10.6	The Lilly Directors’ Deferral Plan, as amended	Incorporated by reference from Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2003
10.7	The Eli Lilly and Company Bonus Plan, as amended	Attached
10.8	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004
10.9	2007 Change in Control Severance Pay Plan for Select Employees	Incorporated by reference from Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004
10.10	Summary of 2006 Compensation for Non- employee Directors	Attached
10.11	Summary of 2006 Compensation for Named Executive Officers	Attached
10.12	Letter agreement between the Company and Charles E. Golden concerning retirement benefits	Incorporated by reference from Exhibit 10.13 to the Company’s Report on Form 10-K for the year ended December 31, 2004
10.13	Letter agreement between the Company and Steven M. Paul, M.D. concerning retirement benefits	Incorporated by reference from Exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 2004
10.14	Arrangement regarding retirement benefits for Robert A. Armitage	Incorporated by reference from Exhibit 10.15 to the Company’s Report on Form 10-K for the year ended December 31, 2004

Exhibit		Location

10.15	Time Sharing Agreement between the Company and Sidney Taurel for use of corporate aircraft	Incorporated by reference from Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 2004
10.16	Master Settlement Agreement regarding Zyprexa product liability claims	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005
12 .	Statement regarding Computation of Ratio of Earnings from Continuing Operations to Fixed Charges	Attached
21 .	List of Subsidiaries	Attached
23 .	Consent of Independent Registered Public Accounting Firm	Attached
31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer	Attached
31.2	Rule 13a-14(a) Certification of Charles E. Golden, Executive Vice President and Chief Financial Officer	Attached
32	Section 1350 Certification	Attached

*Not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.