Form 10-Q
period 2006-03-31
LILLY ELI & CO
filed 2006-05-02
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED MARCH 31, 2006
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
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
The number of shares of common stock outstanding as of April 20, 2006:

Class	Number of Shares Outstanding

Common	1,130,130,744

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions except
	per-share data)
Net sales	$3,714.7	$3,497.4

Cost of sales	806.5	859.0
Research and development	740.8	702.2
Marketing and administrative	1,142.9	1,090.4
Other income – net	(32.2)	(98.6)

	2,658.0	2,553.0

Income before income taxes	1,056.7	944.4
Income taxes	221.9	207.8

Net income	$834.8	$736.6

Earnings per share – basic	$.77	$.68

Earnings per share – diluted	$.77	$.68

Dividends paid per share	$.40	$.38

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Eli Lilly and Company and Subsidiaries

	March 31,	December 31,
	2006	2005
	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,458.3	$3,006.7
Short-term investments	2,045.4	2,031.0
Accounts receivable, net of allowances of $65.7 (2006) and $66.3 (2005)	2,113.6	2,313.3
Other receivables	377.4	448.4
Inventories	1,969.1	1,878.0
Deferred income taxes	661.1	756.4
Prepaid expenses	735.7	362.0

TOTAL CURRENT ASSETS	10,360.6	10,795.8

OTHER ASSETS
Prepaid pension	2,390.4	2,419.6
Investments	1,318.4	1,296.6
Sundry	2,131.2	2,156.3

	5,840.0	5,872.5

PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	13,273.3	13,136.0
Less allowances for depreciation	(5,327.0)	(5,223.5)

	7,946.3	7,912.5

	$24,146.9	$24,580.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$736.0	$734.7
Accounts payable	637.7	781.3
Employee compensation	336.4	548.8
Dividends payable	—	436.5
Income taxes payable	896.7	884.9
Other current liabilities	1,919.4	2,330.1

TOTAL CURRENT LIABILITIES	4,526.2	5,716.3

LONG-TERM DEBT	5,612.5	5,763.5
DEFERRED INCOME TAXES	746.7	695.1
OTHER NONCURRENT LIABILITIES	1,567.3	1,614.0

SHAREHOLDERS’ EQUITY
Common stock	706.9	706.9
Additional paid-in capital	3,255.3	3,323.8
Retained earnings	10,865.0	10,027.2
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(105.0)	(106.3)
Accumulated other comprehensive loss	(290.4)	(420.6)

	11,796.8	10,896.0

Less cost of common stock in treasury	102.6	104.1

	11,694.2	10,791.9

	$24,146.9	$24,580.8

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$834.8	$736.6
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities	(947.1)	0.3
Depreciation and amortization	204.9	158.7
Stock-based compensation expense	100.2	108.2
Change in deferred taxes	99.8	(221.8)
Other, net	(38.1)	22.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	254.5	804.8

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(160.7)	(242.2)
Net change in short-term investments	(20.2)	2,085.6
Purchase of noncurrent investments	(630.7)	(139.8)
Proceeds from sales and maturities of noncurrent investments	554.8	187.5
Other, net	85.1	(67.6)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(171.7)	1,823.5

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(433.5)	(413.2)
Purchase of common stock	(122.1)	—
Repayment of long-term debt	(97.7)	(97.1)
Issuances of common stock under stock plans	7.8	12.5
Net change in short-term borrowings	3.8	(1,788.2)
Other, net	1.4	0.9

NET CASH USED IN FINANCING ACTIVITIES	(640.3)	(2,285.1)

Effect of exchange rate changes on cash and cash equivalents	9.1	(100.8)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(548.4)	242.4

Cash and cash equivalents at January 1	3,006.7	5,365.3

CASH AND CASH EQUIVALENTS AT MARCH 31	$2,458.3	$5,607.7

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
Net income	$834.8	$736.6

Other comprehensive income (loss)[1]	130.2	(171.0)

Comprehensive income	$965.0	$565.6

[1]
The significant components of other comprehensive income (loss) were a gain of $50.8 million from foreign currency translation adjustments and a gain of $66.8 million from cash flow hedges for the three months ended March 31, 2006, compared with a loss of $138.5 million from foreign currency translation adjustments and net unrealized losses on securities of $22.9 million for the three months ended March 31, 2005.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION
We operate in one significant business segment – pharmaceutical products. Operations of our animal health business segment are not material and share many of the same economic and operating characteristics as our pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the first quarters of 2006 and 2005 were $34.2 million and $40.0 million, respectively.
SALES BY PRODUCT CATEGORY
Worldwide sales by product category were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in millions)
Net sales – to unaffiliated customers:

Neurosciences	$1,507.1	$1,427.8

Endocrinology	1,228.6	1,144.8

Oncology	469.1	400.9

Animal health	198.3	195.5

Cardiovascular	143.1	168.1

Anti-infectives	87.9	109.2

Other pharmaceutical	80.6	51.1

Net sales	$3,714.7	$3,497.4

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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
CONTINGENCIES
We are engaged in the following patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):
•	Dr. Reddy’s Laboratories, Ltd. (Reddy), Teva Pharmaceuticals, and Zenith Goldline Pharmaceuticals, Inc., which was subsequently acquired by Teva Pharmaceuticals (together, Teva), each submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa prior to the expiration of our relevant U.S. patent (expiring in 2011) and alleging that this patent was invalid or not enforceable. We filed lawsuits against these companies in the U.S. District Court for the Southern District of Indiana, seeking a ruling that the patent is valid, enforceable and being infringed. The district court ruled in our favor on all counts on April 14, 2005. We are now awaiting a decision by the Court of Appeals for the Federal Circuit, which on April 6, 2006 heard Reddy’s and Teva’s respective appeals of this ruling. We are confident Reddy’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail on appeal. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Barr Laboratories, Inc. (Barr), submitted an ANDA in 2002 seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In November 2002, we filed a lawsuit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Barr. No trial date has been set. We believe Barr’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Sicor Pharmaceuticals, Inc. (Sicor), a subsidiary of Teva, submitted ANDAs in November 2005 seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (expiring in 2010 and 2013), and alleging that these patents are invalid. In February, we filed a lawsuit against Sicor in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid and are being infringed by Sicor. No trial date has been set. We believe Sicor’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations.
In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it has commenced a civil investigation related to our U.S. marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa, Prozac®, and Prozac Weekly™. In October 2005, the U.S. Attorney’s office advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid®, Evista, Humalog, Humulin, Prozac, and Zyprexa. The inquiry includes a review of Lilly’s Medicaid best price reporting related to the product sales covered by the rebate agreements. We are cooperating with the U.S. Attorney in these investigations, including providing a broad range of documents and information relating to the investigations. In June 2005, we received a subpoena from the office of the Attorney General, Medicaid Fraud Control Unit, of the

State of Florida, seeking production of documents relating to sales of Zyprexa and our marketing and promotional practices with respect to Zyprexa. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or non-monetary remedies. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.
We have been named as a defendant in a large number of Zyprexa product liability lawsuits in the United States and have been notified of many other claims of individuals who have not filed suit. The lawsuits and unfiled claims (together the “claims”) allege a variety of injuries from the use of Zyprexa, with the majority alleging that the product caused or contributed to diabetes or high blood-glucose levels. The claims seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the claims also allege that we improperly promoted the drug. Almost all of the federal lawsuits are part of a Multi-District Litigation (MDL) proceeding before The Honorable Jack Weinstein in the Federal District Court for the Eastern District of New York (MDL No. 1596). The MDL includes three lawsuits requesting certification of class actions on behalf of those who allegedly suffered injuries from the administration of Zyprexa. We have entered into agreements with various plaintiffs’ counsel halting the running of the statutes of limitation (tolling agreements) with respect to a number of claimants who do not have lawsuits on file.
Since June 2005, we have entered into agreements in principle with various claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a majority of the claims. The agreements cover approximately 10,500 claimants, including a large number of previously filed lawsuits (including the three purported class actions mentioned above), tolled claims, and other informally asserted claims. The settlements are being overseen and distributed by court-approved claims administrators. The agreements in principle are subject to certain conditions, including obtaining full releases from a specified number of claimants.
The U.S. Zyprexa product liability claims not subject to these agreements in principle include approximately 800 lawsuits in the U.S. covering 4,700 claimants, and approximately 850 tolled claims. In addition, we have been served with a new lawsuit seeking class certification in which the members of the purported class are seeking refunds and medical monitoring. Finally, in early 2005, we were served with five lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. The allegations in the Canadian actions are similar to those in the litigation pending in the United States. We are prepared to continue our vigorous defense of Zyprexa in all remaining cases.
In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses. In 2006, we were served with similar lawsuits filed by the states of Alaska and West Virginia in the courts of the respective states.
In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. In addition, in 2006 two additional lawsuits were filed in the Eastern District of New York on similar grounds. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.
We have insurance coverage for a portion of our Zyprexa product liability claims exposure. The third-party insurance carriers have raised defenses to their liability under the policies and are seeking to rescind the policies. The dispute is now the subject of litigation in the federal court in Indianapolis against certain of the carriers and in arbitration in Bermuda against other carriers. While we believe our position is meritorious, there can be no assurance that we will prevail.
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
In the second quarter of 2005, we recorded a net pre-tax charge of $1.07 billion for product liability matters. The $1.07 billion net charge takes into account our estimated recoveries from our insurance coverage related to these matters. The charge covers the following:
•	The cost of the Zyprexa settlements described above; and,
•	Reserves for product liability exposures and defense costs regarding currently known and expected claims to the extent we can formulate a reasonable estimate of the probable number and cost of the claims. A substantial majority of these exposures and costs relate to current and expected Zyprexa claims not included in the settlements. We have estimated these charges based primarily on historical claims experience, data regarding product usage, and our historical product liability defense cost experience.
During 2005, $700 million was paid in connection with Zyprexa settlements, while the cash related to other reserves for product liability exposures and defense costs is expected to be paid out over the next several years, including 2006. The timing of our insurance recoveries is uncertain.
We cannot predict with certainty the additional number of lawsuits and claims that may be asserted. In addition, although we believe it is probable, there can be no assurance that the Zyprexa settlements described above will be concluded. The ultimate resolution of Zyprexa product liability and related litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability claims for other products in the future. We have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market, and therefore will be largely self-insured for future product liability losses. In addition, as noted above, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.
In June 2002, we were sued by Ariad Pharmaceuticals, Inc., the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body and seeking royalties on past and future sales of these products. We believe that these allegations are without legal merit and expect to prevail. However, there can be no assurance that we will prevail. In June 2005, the United States Patent and Trademark Office commenced a reexamination of the patent in order to consider certain issues raised by us relating to the validity of the patent. The reexamination is currently in progress. A jury trial commenced in Boston on April 10, 2006 on the patent validity and infringement issues. Any final decision of the trial court will be subject to an appeal to the Court of Appeals for the Federal Circuit.
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
STOCK-BASED COMPENSATION
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options and performance awards. We recognized pretax stock-based compensation cost in the amount of $100.2 million and $108.2 million in the first quarter of 2006 and 2005, respectively.
As of March 31, 2006, the total remaining unrecognized compensation cost related to nonvested stock options and performance awards amounted to $233.1 million and $153.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods, which are approximately 2 years and 9 months, respectively.
RETIREMENT BENEFITS
Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$69.3	$80.1	$19.7	$14.7
Interest cost	80.7	74.8	24.4	20.1
Expected return on plan assets	(119.5)	(110.1)	(22.0)	(17.0)
Amortization of prior service cost	1.4	2.0	(3.9)	(4.0)
Recognized actuarial loss	30.3	26.2	25.2	21.6

Net periodic benefit cost	$62.2	$73.0	$43.4	$35.4

In 2006, we expect to contribute approximately $26 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. In addition, we expect to contribute approximately $130 million of additional discretionary funding in 2006 to our defined benefit plans. We also expect to contribute approximately $120 million of discretionary funding to our postretirement health benefit plans during 2006. As of March 31, 2006, $40.5 million of contributions have been made to these plans.
OTHER INCOME — NET
Other income – net, was comprised of the following:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Interest expense	$65.0	$24.6
Interest income	(59.7)	(46.0)
Joint venture (income) loss	(19.8)	12.6
Other	(17.7)	(89.8)

	$(32.2)	$(98.6)

The joint venture (income) loss represents our share of the Lilly ICOS LLC joint venture results of operations, net of income taxes.

SHAREHOLDERS’ EQUITY
As of March 31, 2006, we have purchased $2.58 billion of our previously announced $3.0 billion share repurchase program. During the first quarter of 2006, we acquired 2.1 million shares pursuant to this program. We do not expect any share repurchases for the remainder of 2006.
IMPLEMENTATION OF NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS
In the fourth quarter of 2005, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 requires us to record the fair value of a liability for conditional asset retirement obligations in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, we are required to capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. The adoption of FIN 47 on December 31, 2005 resulted in a cumulative effect of a change in accounting principle of $22.0 million, net of income taxes of $11.8 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OPERATING RESULTS
Executive Overview
I. Financial Results
Our worldwide sales for the quarter increased 6 percent, to $3.71 billion, driven primarily by the collective growth of Cymbalta and our other newer products. Net income and earnings per share increased 13 percent, to $834.8 million and $.77, respectively, driven primarily by improved gross margins and sales growing at a faster rate than operating expenses, offset partially by decreased other income.
II. Recent Product Launches and Late-Stage Product Pipeline Developments
•	We submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for review of ruboxistaurin mesylate (proposed brand name Arxxant™) for the treatment of diabetic retinopathy. The FDA subsequently informed us that our Arxxant application is fileable and will be given a priority review.

•	We released preliminary data from the Raloxifene Use for the Heart (RUTH) trial. In addition, initial results from the Study of Tamoxifen and Raloxifene (STAR) were released by The National Surgical Adjuvant Breast and Bowel Project (NSABP). While the RUTH study did not meet its primary endpoint on cardiovascular benefit, it did meet its primary endpoint for the reduction of invasive breast cancer risk. In addition, the STAR study showed that Evista is as effective as tamoxifen in reducing the breast cancer risk of postmenopausal women who are at increased risk of the disease. Women who were assigned to take Evista had 36 percent fewer uterine cancers and 29 percent fewer blood clots than the women who were assigned to take tamoxifen. Using data from STAR and RUTH, along with previously released data from MORE and CORE trials, we anticipate submitting a supplemental NDA for Evista’s expanded use in breast cancer risk reduction at the end of 2006.

•	At the Anxiety Disorders Association of America conference, we announced the results of a Phase III study that showed Cymbalta significantly reduced core anxiety symptoms and associated painful physical symptoms in patients with generalized anxiety disorder.

•	We initiated a Phase III clinical trial of enzastaurin, a targeted oral agent for the treatment of relapsed glioblastoma multiforme, an aggressive and malignant form of brain cancer.

•	Alongside Amylin and Alkermes, we initiated a clinical study of a long-acting release (LAR) formulation of Byetta in people with type 2 diabetes. This study could form the basis of an NDA and will assess whether once-weekly exenatide LAR is at least as effective in improving glucose control as twice-daily Byetta.

•	We launched Humalog Mix50/50 in the U.S., a new pre-mixed insulin that is designed to provide blood sugar control between meals but also includes a higher percentage of rapid-acting insulin for people with diabetes who need more insulin control at mealtime.
III. Legal, Regulatory, and Other Matters
Certain generic manufacturers have challenged our U.S. compound patent for Zyprexa and are seeking permission to market generic versions of Zyprexa prior to its patent expiration in 2011. On April 14, 2005, the U.S. District Court in Indianapolis ruled in our favor on all counts, upholding our patents. The decision has been appealed.

We have reached agreements with claimants’ attorneys involved in certain U.S. Zyprexa product liability litigation to settle a majority of the claims against us relating to the medication. A large number of claims remain. As a result of our product liability exposures, the substantial majority of which were related to Zyprexa, we recorded a net pretax charge of $1.07 billion in the second quarter of 2005.
In March 2004, we were notified by the U.S. Attorney’s office for the Eastern District of Pennsylvania that it has commenced a civil investigation relating to our U.S. sales, marketing, and promotional practices.
In the United States, implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), which provides a prescription drug benefit under the Medicare program, took effect January 1, 2006. While it is difficult to predict the business impact of this legislation, we currently anticipate a modest short-term increase in sales. However, in the long term there is additional risk of increased pricing pressures. While the MMA prohibits the Secretary of Health and Human Services (HHS) from directly negotiating prescription drug prices with manufacturers, we expect continued challenges to that prohibition over the next several years. Also, the MMA retains the authority of the Secretary of HHS to prohibit the importation of prescription drugs, but we expect Congress to consider several measures that could remove that authority and allow for the importation of products into the U.S. regardless of their safety or cost. If adopted, such legislation would likely have a negative effect on our U.S. sales. We believe there is some chance that the new and expanded prescription drug coverage for seniors under the MMA will alleviate the perceived need for a federal importation scheme.
As a result of the passage of the MMA, aged and disabled patients jointly eligible for Medicare and Medicaid began receiving their prescription drug benefits through the Medicare program, instead of Medicaid, on January 1, 2006. This may relieve some state budget pressures but is unlikely to result in reduced pricing pressures at the state level. A majority of states have implemented supplemental rebates and restricted formularies in their Medicaid programs, and these programs are expected to continue in the post-MMA environment. Moreover, under the 2005 federal Deficit Reduction Act, states will have greater flexibility to impose new cost-sharing requirements on Medicaid beneficiaries for non-preferred prescription drugs that will result in certain beneficiaries bearing more of the cost. Several states are also attempting to extend discounted Medicaid prices to non-Medicaid patients. Additionally, notwithstanding the federal law prohibiting drug importation, approximately a dozen states have implemented importation schemes for their citizens, usually involving a website that links patients to selected Canadian pharmacies. One state has such a program for its state employees. As a result, we expect pressures on pharmaceutical pricing to continue.
International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property protection.
Sales
Sales increased 6 percent, to $3.71 billion. The sales increase was driven primarily by the collective growth of Cymbalta and our other newer products. Sales growth comparisons benefited from approximately $130 million of reductions in wholesaler inventory levels during the first quarter of 2005 as a result of our restructuring arrangements with U.S. wholesalers. Excluding this event, we estimate that our worldwide sales for the quarter would have increased 2 percent. Sales in the U.S. increased by $190.6 million, or 10 percent, for the first quarter of 2006 compared with the first quarter of 2005. Sales outside the U.S. increased $26.6 million, or 2 percent, for the first quarter of 2006. Worldwide sales volume increased 6 percent, selling prices increased sales 3 percent and exchange rates decreased sales by 3 percent.
The following table summarizes our net sales activity for the three-month periods ended March 31, 2006 and 2005:

				Three Months
				Ended
	Three Months Ended			March 31,	Percent
	March 31, 2006			2005	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2005
	(Dollars in millions)
Zyprexa	$493.9	$513.5	$1,007.4	$1,038.2	(3%)
Gemzar	149.7	189.1	338.8	304.6	11%
Humalog	188.6	115.9	304.5	286.2	6%
Evista	149.1	92.5	241.6	248.9	(3%)
Cymbalta	205.9	27.4	233.3	106.8	118%
Humulin	88.2	130.3	218.5	256.9	(15%)
Animal health products	84.0	114.3	198.3	195.5	1%
Actos	151.4	37.6	189.0	168.7	12%
Strattera	135.3	16.9	152.2	119.8	27%
Alimta	77.9	52.2	130.1	93.9	39%
Forteo	87.2	39.9	127.1	66.8	90%
Humatrope	48.3	48.3	96.6	104.5	(8%)
Anti-infectives	20.8	67.1	87.9	109.2	(20%)
Fluoxetine products	36.2	41.2	77.4	112.5	(31%)
ReoPro	29.6	44.5	74.1	76.7	(3%)
Cialis[2]	1.1	54.3	55.4	38.9	42%
Xigris	27.9	22.4	50.3	59.5	(15%)
Symbyax	12.9	0.5	13.4	12.6	6%
Other pharmaceutical products	47.3	71.5	118.8	97.2	22%

Total net sales	$2,035.3	$1,679.4	$3,714.7	$3,497.4	6%

[1]	U.S. sales include sales in Puerto Rico.

[2]	Cialis had worldwide first-quarter 2006 sales of $222.7 million compared with first-quarter 2005 sales of $150.1 million. The sales shown in the table above represent results in the territories in which we market Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture territory sales, net of expenses, is reported in Other income –net, in our consolidated condensed income statement.
Product Highlights
In the first quarter of 2006, U.S. sales of Zyprexa decreased 5 percent, due to lower demand compared with first quarter of 2005, partially offset by higher prices. Zyprexa sales in international markets decreased 1 percent, driven by the unfavorable impact of foreign exchange rates. Excluding the impact of exchange rates, sales of Zyprexa outside the U.S. increased 5 percent in the first quarter.
Diabetes care products, composed primarily of Humalog, Humulin, Actos, and recently launched Byetta, had worldwide net sales of $763.4 million in the first quarter of 2006, an increase of 5 percent compared with the same period last year. Diabetes care revenues in the U.S. increased 11 percent, to $475.5 million, driven primarily by reductions in U.S. wholesaler inventory levels during the first quarter of 2005. Diabetes care revenues outside the U.S. decreased 3 percent, to $287.9 million, primarily as a result of a decrease in Humulin demand as a result of competitive pressures and the unfavorable impact of foreign exchange rates. Humalog sales increased 7 percent in the U.S. due to the previously mentioned wholesaler destocking and 5 percent outside of the U.S. due to increased demand. Humulin sales decreased 16 percent in the U.S. and 14 percent outside of the U.S. in the first quarter of 2006. Actos is manufactured by Takeda Chemical Industries, Ltd., and sold in the U.S. by Takeda. Actos revenues in the U.S., which represent service revenues from a copromotion agreement with Takeda, increased 10 percent. Our U.S. marketing rights with respect to Actos expire in September 2006; however, we will continue receiving royalties from Takeda. As a result, our U.S. revenues from Actos will decline in 2006 and each subsequent year. Our arrangement in the U.S. ceases after October 2009, although our arrangement outside the U.S. continues. Sales of Byetta, a first-in-class treatment for type 2 diabetes that we market with Amylin Pharmaceuticals and launched in the U.S. in June 2005, were $68 million in the first quarter. We report as revenue our 50 percent share of Byetta’s gross margin and our sales of Byetta pen delivery devices to Amylin; for the first quarter, this revenue totaled $35.8 million.

Gemzar sales in the U.S. increased 18 percent in the first quarter of 2006 due primarily to an increase in demand and higher prices. Outside the U.S., Gemzar sales increased 6 percent due to strong demand, partially offset by the unfavorable impact of foreign exchange rates.
U.S. sales of Evista decreased 6 percent in the first quarter of 2006 driven by a decline in demand due to continued competitive pressures, offset partially by higher prices. Evista sales outside the U.S. increased 2 percent due to strong demand, partially offset by the unfavorable impact of foreign exchange rates.
Cymbalta was launched in the third quarter of 2004 for the treatment of major depressive disorder and diabetic peripheral neuropathic pain. U.S. sales of Cymbalta increased 101 percent in the first quarter of 2006. Sales outside the U.S. reflect international launches in key markets, including Germany, the U.K., Italy, Spain, and Mexico.
Sales of Strattera, the only nonstimulant medicine approved for the treatment of attention-deficit hyperactivity disorder in children, adolescents and adults increased due to reductions in U.S. wholesaler inventory levels during the first quarter of 2005 and higher prices, offset partially by a decline in demand.
Alimta, a treatment for malignant pleural mesothelioma and second-line treatment of non-small-cell lung cancer, had U.S. sales increase 22 percent, while sales outside the U.S. increased 72 percent.
U.S. sales of Forteo, a treatment for severe osteoporosis, increased 106 percent, while sales outside the U.S. grew 62 percent.
Total worldwide first-quarter sales of Cialis, a treatment for erectile dysfunction marketed by Lilly ICOS LLC, increased 48 percent compared with first-quarter 2005 worldwide sales. Worldwide Cialis sales are composed of $55.4 million of sales in our territories and $167.3 million of sales in the joint-venture territories. Within the joint-venture territories, the U.S. sales of Cialis were $82.5 million, a 93 percent increase compared with first-quarter 2005 U.S. sales. The U.S. sales increase was primarily due to reductions in U.S. wholesaler inventory levels during the first quarter of 2005. Cialis sales in our territories are reported in revenue, while our 50 percent share of the joint-venture territory sales, net of expenses, is reported in other income.
Gross Margin, Costs, and Expenses
For the first quarter of 2006, gross margins as a percent of net sales improved by 2.9 percentage points, to 78.3 percent. This increase was primarily due to increased production volume at our facilities ahead of scheduled shutdowns, the favorable impact of foreign exchange rates, and favorable product mix, partially offset by higher manufacturing expenses.
Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 5 percent for the first quarter of 2006 compared with the first quarter of 2005. Research and development expenses were $740.8 million, or 20 percent of sales. Compared with the first quarter of 2005, research and development expenses increased 5 percent, primarily due to an increase in discovery research expenses and clinical trial expenses. Marketing and administrative expenses increased 5 percent to $1.14 billion. This increase was primarily due to increased marketing expenses in support of newer products and the diabetes care portfolio, offset partially by the favorable impact of foreign exchange rates.
Other income – net consists of interest expense, interest income, the after-tax operating results of the Lilly ICOS joint venture, and all other income and expense items. The Lilly ICOS joint venture income increased $32.4 million, to $19.8 million, due to increased Cialis sales and decreased selling and marketing expenses. Net interest expense increased $26.7 million, to $5.3 million, as a result of increased interest rates and less capitalized interest due to the completion of certain manufacturing facilities under construction in late 2005. Net other income and expense items decreased $72.1 million, to $17.7 million, largely as a result of less income from business development transactions.
Income tax expense increased 7 percent, to $221.9 million. The effective tax rate was 21 percent, down from 22 percent in the first quarter of 2005.
FINANCIAL CONDITION
As of March 31, 2006, cash, cash equivalents, and short-term investments totaled $4.50 billion compared with $5.04 billion at December 31, 2005. Cash flow from operations of $254.5 million was more than offset by dividends paid of $433.5 million, capital expenditures of $160.7 million, and repurchases of common stock of $122.1 million.
Total debt at March 31, 2006, was $6.35 billion, a decrease of $149.7 million from December 31, 2005. Our current debt ratings from Standard & Poor’s and Moody’s remain at AA and Aa3, respectively.

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
LEGAL AND REGULATORY MATTERS
We are engaged in the following patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):
•	Dr. Reddy’s Laboratories, Ltd. (Reddy), Teva Pharmaceuticals, and Zenith Goldline Pharmaceuticals, Inc., which was subsequently acquired by Teva Pharmaceuticals (together, Teva), each submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa prior to the expiration of our relevant U.S. patent (expiring in 2011) and alleging that this patent was invalid or not enforceable. We filed lawsuits against these companies in the U.S. District Court for the Southern District of Indiana, seeking a ruling that the patent is valid, enforceable and being infringed. The district court ruled in our favor on all counts on April 14, 2005. We are now awaiting a decision by the Court of Appeals for the Federal Circuit, which on April 6, 2006 heard Reddy’s and Teva’s respective appeals of this ruling. We are confident Reddy’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail on appeal. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Barr Laboratories, Inc. (Barr), submitted an ANDA in 2002 seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In November 2002, we filed a lawsuit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Barr. No trial date has been set. We believe Barr’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Sicor Pharmaceuticals, Inc. (Sicor), a subsidiary of Teva, submitted ANDAs in November 2005 seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (expiring in 2010 and 2013), and alleging that these patents are invalid. In February, we filed a lawsuit against Sicor in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid and are being infringed by Sicor. No trial date has been set. We believe Sicor’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations.
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

We have been named as a defendant in a large number of Zyprexa product liability lawsuits in the United States and have been notified of many other claims of individuals who have not filed suit. The lawsuits and unfiled claims (together the “claims”) allege a variety of injuries from the use of Zyprexa, with the majority alleging that the product caused or contributed to diabetes or high blood-glucose levels. The claims seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the claims also allege that we improperly promoted the drug. Almost all of the federal lawsuits are part of a Multi-District Litigation (MDL) proceeding before The Honorable Jack Weinstein in the Federal District Court for the Eastern District of New York (MDL No. 1596). The MDL includes three lawsuits requesting certification of class actions on behalf of those who allegedly suffered injuries from the administration of Zyprexa. We have entered into agreements with various plaintiffs’ counsel halting the running of the statutes of limitation (tolling agreements) with respect to a number of claimants who do not have lawsuits on file.
Since June 2005, we have entered into agreements in principle with various claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a majority of the claims. The agreements cover approximately 10,500 claimants, including a large number of previously filed lawsuits (including the three purported class actions mentioned above), tolled claims, and other informally asserted claims. The settlements are being overseen and distributed by court-approved claims administrators. The agreements in principle are subject to certain conditions, including obtaining full releases from a specified number of claimants.
The U.S. Zyprexa product liability claims not subject to these agreements in principle include approximately 800 lawsuits in the U.S. covering 4,700 claimants, and approximately 850 tolled claims. In addition, we have been served with a new lawsuit seeking class certification in which the members of the purported class are seeking refunds and medical monitoring. Finally, in early 2005, we were served with five lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. The allegations in the Canadian actions are similar to those in the litigation pending in the United States. We are prepared to continue our vigorous defense of Zyprexa in all remaining cases.
In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses. In 2006, we were served with similar lawsuits filed by the states of Alaska and West Virginia in the courts of the respective states.
In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. In addition, in 2006 two additional lawsuits were filed in the Eastern District of New York on similar grounds. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.
We have insurance coverage for a portion of our Zyprexa product liability claims exposure. The third-party insurance carriers have raised defenses to their liability under the policies and are seeking to rescind the policies. The dispute is now the subject of litigation in the federal court in Indianapolis against certain of the carriers and in arbitration in Bermuda against other carriers. While we believe our position is meritorious, there can be no assurance that we will prevail.
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

In the second quarter of 2005, we recorded a net pre-tax charge of $1.07 billion for product liability matters. The $1.07 billion net charge takes into account our estimated recoveries from our insurance coverage related to these matters. The charge covers the following:
•	The costs of the Zyprexa settlements described above; and,

•	Reserves for product liability exposures and defense costs regarding currently known and expected claims to the extent we can formulate a reasonable estimate of the probable number and cost of the claims. A substantial majority of these exposures and costs relate to current and expected Zyprexa claims not included in the settlements. We have estimated these charges based primarily on historical claims experience, data regarding product usage, and our historical product liability defense cost experience.
During 2005, $700 million was paid in connection with Zyprexa settlements, while the cash related to other reserves for product liability exposures and defense costs is expected to be paid out over the next several years, including 2006. The timing of our insurance recoveries is uncertain.
We cannot predict with certainty the additional number of lawsuits and claims that may be asserted. In addition, although we believe it is probable, there can be no assurance that the Zyprexa settlements described above will be concluded. The ultimate resolution of Zyprexa product liability and related litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability claims for other products in the future. We have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market, and therefore will be largely self-insured for future product liability losses. In addition, as noted above, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.
In June 2002, we were sued by Ariad Pharmaceuticals, Inc., the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body and seeking royalties on past and future sales of these products. We believe that these allegations are without legal merit and expect to prevail. However, there can be no assurance that we will prevail. In June 2005, the United States Patent and Trademark Office commenced a reexamination of the patent in order to consider certain issues raised by us relating to the validity of the patent. The reexamination is currently in progress. A jury trial commenced in Boston on April 10, 2006 on the patent validity and infringement issues. Any final decision of the trial court will be subject to an appeal to the Court of Appeals for the Federal Circuit.
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
FINANCIAL EXPECTATIONS FOR 2006
We expect second quarter earnings per share of $.74 to $.76. For the full year of 2006, we expect earnings per share to be in the range of $3.10 to $3.20. We expect sales to grow 7 to 9 percent and gross margins as a percent of sales to improve modestly compared with 2005. In addition, we expect operating expenses to grow in the mid-single digits in the aggregate, with marketing and administrative expenses accelerating while research and development expense growth moderates somewhat. However, we will continue to be among the industry leaders in terms of research and development investment as a percent of sales. We also expect other income - net, to contribute approximately $175 million to $275 million; this ongoing net contribution is expected to be driven primarily by net interest income, Lilly ICOS joint venture after-tax profit, and partnering and out-licensing of molecules. We also anticipate the effective tax rate to be approximately 21 percent. In terms of cash flow, we expect capital expenditures to be flat at about $1.4 billion in 2006.
We caution investors that any forward-looking statements or projections made by us, including those above, are based on management’s belief at the time they are made. However, they are subject to risks and uncertainties. Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the timing and scope of regulatory approvals and the success of our new product launches; asset impairments, restructurings, and acquisitions of compounds under development resulting in acquired in-process research and development charges; foreign exchange rates; wholesaler inventory changes; other regulatory developments, litigation, and government investigations; the outcome of the Zyprexa patent appeal; and the impact of governmental actions regarding pricing, importation, and reimbursement for pharmaceuticals. Other factors that may affect our operations and prospects are discussed in Item 1A of our 2005 Form 10-K, “Risk Factors.” We undertake no duty to update these forward-looking statements.
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

Our management, with the participation of Sidney Taurel, chairman and chief executive officer, and Derica W. Rice, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2006, and concluded that they are effective.
(b)	Changes in Internal Controls. During the first quarter of 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 2, Management’s Discussion and Analysis, “Legal and Regulatory Matters,” for information on various legal proceedings, including but not limited to:
•	The U.S. patent litigation involving Zyprexa, Evista, and Gemzar

•	The civil investigation by the U.S. Attorney for the Eastern District of Pennsylvania relating to our U.S. sales, marketing, and promotional practices

•	The Zyprexa product liability and related litigation, including claims brought on behalf of healthcare payors

•	The legal proceedings we have filed against several of our product liability insurance carriers with respect to our coverage for the Zyprexa product liability claims
That information is incorporated into this Item by reference.
Other Patent Litigation
We refer to Part I, Item 3, of our Form 10-K annual report for 2005 for the discussion of litigation in Germany regarding the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). A hearing will be held in this matter on November 28, 2006, and we expect a decision soon thereafter.

Other Product Liability Litigation
We refer to Part I, Item 3, of our Form 10-K annual report for 2005 for the discussion of product liability litigation involving diethylstilbestrol (DES) and vaccines containing the preservative thimerosal. In the DES litigation, we have been named as a defendant in approximately 85 suits involving approximately 177 claimants. In the thimerosal litigation, we have been named as a defendant in approximately 366 suits with approximately 976 claimants.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three-month period ended March 31, 2006:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
			Part of Publicly	of Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under the
	Shares Purchased	per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)
	(in thousands)		(in thousands)	(Dollars in millions)
January 2006	4	56.99	—	541.3
February 2006	2,184	56.90	2,145	419.2
March 2006	6	58.00	—	419.2

Total	2,194		2,145

The amounts presented in columns (a) and (b) above include purchases of common stock related to our $3.0 billion share repurchase program announced in March 2000 and to employee stock option exercises. The amounts presented in columns (c) and (d) in the above table represent activity related only to our share repurchase program. As of March 31, 2006, we have purchased $2.58 billion related to this program.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on April 24, 2006. The following is a summary of the matters voted on at the meeting:
(a)	The four nominees for director were elected to serve three-year terms ending in 2009, as follows:

Nominee	For	Withhold Vote
Martin S. Feldstein, Ph.D.	994,478,097	14,725,193
J. Erik Fyrwald	992,336,061	16,867,229
Ellen R. Marram	993,873,285	15,330,005
Sidney Taurel	987,089,283	22,114,007
(b)	The appointment of Ernst & Young LLP as our principal independent auditors was ratified by the following shareholder vote:

For:	991,621,210
Against:	11,263,452
Abstain:	6,318,628
(c)	By the following vote, the shareholders did not approve the shareholder proposal requesting the Board issue a report to shareholders on the feasibility of amending the Company’s Animal Care and Use Policy:

For:	30,460,451
Against:	752,268,841
Abstain:	109,113,328
Broker Nonvote:	117,360,670
(d)	By the following vote, the shareholders did not approve the shareholder proposal requesting separating the roles of Chairman and Chief Executive Officer:

For:	239,864,110
Against:	643,444,355
Abstain:	8,534,155
Broker Nonvote:	117,360,670
(e)	By the following vote, the shareholders approved a shareholder proposal that the Directors take the necessary steps to adopt and implement annual election of each director:

For:	506,904,363
Against:	376,426,188
Abstain:	8,512,069
Broker Nonvote:	117,360,670
(f)	By the following vote, the shareholders did not approve the shareholder proposal that the Board of Directors initiate the appropriate process to amend the Company’s articles of incorporation to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast:

For:	275,806,807
Against:	598,089,257
Abstain:	17,946,556
Broker Nonvote:	117,360,670
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date May 2, 2006	/s/James B. Lootens

James B. Lootens
Secretary and Deputy General Counsel

Date May 2, 2006	/s/Arnold C. Hanish

Arnold C. Hanish
Executive Director, Finance, and
Chief Accounting Officer

INDEX TO EXHIBITS
The following documents are filed as a part of this Report:
Exhibit

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification