Form 10-Q
period 2006-06-30
LILLY ELI & CO
filed 2006-08-04
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED JUNE 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares of common stock outstanding as of July 20, 2006:

Class	Number of Shares Outstanding
Common	1,130,398,796

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions, except per-share data)
Net sales	$3,866.9	$3,667.7	$7,581.6	$7,165.1

Cost of sales	860.6	871.3	1,667.1	1,730.3
Research and development	774.8	762.4	1,515.6	1,464.6
Marketing and administrative	1,237.9	1,146.1	2,380.8	2,236.5
Asset impairments, restructuring, and other special charges	—	1,073.4	—	1,073.4
Other income – net	(46.9)	(45.4)	(79.1)	(144.0)

	2,826.4	3,807.8	5,484.4	6,360.8

Income (loss) before income taxes	1,040.5	(140.1)	2,097.2	804.3
Income taxes	218.5	111.9	440.4	319.7

Net income (loss)	$822.0	$(252.0)	$1,656.8	$484.6

Earnings (loss) per share — basic	$.76	$(.23)	$1.53	$.45

Earnings (loss) per share — diluted	$.76	$(.23)	$1.53	$.44

Dividends paid per share	$.40	$.38	$.80	$.76

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Eli Lilly and Company and Subsidiaries

	June 30,	December 31,
	2006	2005
	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,669.7	$3,006.7
Short-term investments	1,921.0	2,031.0
Accounts receivable, net of allowances of $64.9 (2006) and $66.3 (2005)	2,101.8	2,313.3
Other receivables	415.0	448.4
Inventories	2,099.2	1,878.0
Deferred income taxes	648.9	756.4
Prepaid expenses	733.0	362.0

TOTAL CURRENT ASSETS	10,588.6	10,795.8

OTHER ASSETS
Prepaid pension	2,360.8	2,419.6
Investments	1,287.8	1,296.6
Sundry	2,110.4	2,156.3

	5,759.0	5,872.5
PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	13,568.1	13,136.0
Less allowances for depreciation	(5,480.1)	(5,223.5)

	8,088.0	7,912.5

	$24,435.6	$24,580.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$738.6	$734.7
Accounts payable	648.9	781.3
Employee compensation	374.1	548.8
Dividends payable	438.3	436.5
Income taxes payable	700.9	884.9
Other current liabilities	1,744.5	2,330.1

TOTAL CURRENT LIABILITIES	4,645.3	5,716.3

LONG-TERM DEBT	5,578.0	5,763.5
DEFERRED INCOME TAXES	759.4	695.1
OTHER NONCURRENT LIABILITIES	1,524.4	1,614.0

SHAREHOLDERS’ EQUITY
Common stock	707.0	706.9
Additional paid-in capital	3,365.2	3,323.8
Retained earnings	10,817.6	10,027.2
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(103.7)	(106.3)
Accumulated other comprehensive loss	(120.0)	(420.6)

	12,031.1	10,896.0
Less cost of common stock in treasury	102.6	104.1

	11,928.5	10,791.9

	$24,435.6	$24,580.8

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Six Months Ended June 30,
	2006	2005
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,656.8	$484.6
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities	(1,357.3)	(369.0)
Depreciation and amortization	414.0	317.4
Stock-based compensation expense	191.3	208.2
Change in deferred taxes	120.7	(175.9)
Asset impairments, restructuring, and other special charges, net of tax	—	979.7
Other, net	(83.3)	33.9

NET CASH PROVIDED BY OPERATING ACTIVITIES	942.2	1,478.9

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(392.1)	(619.9)
Net change in short-term investments	103.9	1,337.8
Purchase of noncurrent investments	(1,003.2)	(218.1)
Proceeds from sales and maturities of noncurrent investments	906.2	270.8
Other, net	126.9	(145.1)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(258.3)	625.5

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(864.6)	(821.2)
Purchases of common stock	(122.1)	—
Repayment of long-term debt	(100.1)	(94.0)
Issuances of common stock under stock plans	13.9	34.9
Net change in short-term borrowings	4.9	(1,791.9)
Other, net	.2	7.9

NET CASH USED IN FINANCING ACTIVITIES	(1,067.8)	(2,664.3)

Effect of exchange rate changes on cash and cash equivalents	46.9	(163.0)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(337.0)	(722.9)

Cash and cash equivalents at January 1	3,006.7	5,365.3

CASH AND CASH EQUIVALENTS AT JUNE 30	$2,669.7	$4,642.4

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Net income (loss)	$822.0	$(252.0)	$1,656.8	$484.6

Other comprehensive income (loss)[1]	170.5	(345.9)	300.7	(517.0)

Comprehensive income (loss)	$992.5	$(597.9)	$1,957.5	$(32.4)

[1]	The significant components of other comprehensive income (loss) were gains of $172.5 million and $223.3 million from foreign currency translation adjustments for the three months and six months ended June 30, 2006, respectively, compared to losses from foreign currency translation adjustments of $247.9 million and $386.4 million for the three months and six months ended June 30, 2005, respectively. Gains from cash flow hedges were $11.5 million and $78.3 million for the three months and six months ended June 30, 2006, respectively, compared to losses of $104.7 million and $114.3 million from cash flow hedges for the three months and six months ended June 30, 2005, respectively.

See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION
We operate in one significant business segment – pharmaceutical products. Operations of our animal health business segment are not material and share many of the same economic and operating characteristics as our pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the second quarter of 2006 and 2005 was $40.9 million and $47.3 million, respectively, and $75.1 million and $87.3 million for the six months ended June 30, 2006 and 2005, respectively.
SALES BY PRODUCT CATEGORY
Worldwide sales by product category for the three months and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Net sales – to unaffiliated customers

Neurosciences	$1,686.2	$1,547.4	$3,193.3	$2,975.2

Endocrinology	1,231.2	1,141.8	2,459.8	2,286.5

Oncology	496.7	454.4	965.8	855.3

Animal health	201.0	201.0	399.3	396.5

Cardiovascular	127.5	155.7	270.6	323.8

Anti-infectives	69.6	112.8	157.5	222.0

Other pharmaceuticals	54.7	54.6	135.3	105.8

Net sales	$3,866.9	$3,667.7	$7,581.6	$7,165.1

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
CONTINGENCIES
We are engaged in the following patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):
•	Dr. Reddy’s Laboratories, Ltd. (Reddy), Teva Pharmaceuticals, and Zenith Goldline Pharmaceuticals, Inc., which was subsequently acquired by Teva Pharmaceuticals (together, Teva), each submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa® prior to the expiration of our relevant U.S. patent (expiring in 2011) and alleging that this patent was invalid or not enforceable. We filed lawsuits against these companies in the U.S. District Court for the Southern District of Indiana, seeking a ruling that the patent is valid, enforceable and being infringed. The district court ruled in our favor on all counts on April 14, 2005. We are now awaiting a decision by the Court of Appeals for the Federal Circuit, which on April 6, 2006, heard Reddy’s and Teva’s respective appeals of this ruling. We are confident Reddy’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail on appeal. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Barr Laboratories, Inc. (Barr), submitted an ANDA in 2002 seeking permission to market a generic version of Evista® prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In November 2002, we filed a lawsuit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Barr. Teva has also submitted an ANDA seeking permission to market a generic version of Evista. In June 2006, we filed a lawsuit against Teva in the U.S. District Court for the Southern District of Indiana, seeking a ruling that our relevant U.S. patents (expiring in 2012-2014) are valid, enforceable, and being infringed by Teva. No trial date has been set in either case. We believe Barr’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Sicor Pharmaceuticals, Inc. (Sicor), a subsidiary of Teva, submitted ANDAs in November 2005 seeking permission to market generic versions of Gemzar® prior to the expiration of our relevant U.S. patents (expiring in 2010 and 2013), and alleging that these patents are invalid. In February, we filed a lawsuit against Sicor in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid and are being infringed by Sicor. In response to our lawsuit, Sicor filed a declaratory judgment action in the U.S. District Court for the Central District of California. No trial date has been set in either matter. We believe Sicor’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations.
In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it has commenced a civil investigation related to our U.S. marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa, Prozac®, and Prozac Weekly™. In October 2005, the U.S. Attorney’s office advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid®, Evista, Humalog®, Humulin®, Prozac, and Zyprexa. The inquiry includes a review of Lilly’s Medicaid best price reporting related to the product sales covered by the rebate agreements. We are cooperating with the U.S. Attorney in these investigations, including providing a broad range of documents and information relating to the investigations. In June 2005, we received a subpoena from the office of the Attorney General, Medicaid Fraud Control Unit, of the State of Florida, seeking production of documents relating to sales of Zyprexa and our marketing and promotional practices with respect to Zyprexa. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or nonmonetary remedies. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.
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
Since June 2005, we have entered into agreements with various claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a majority of the claims. The agreements cover approximately 10,500 claimants, including a large number of previously filed lawsuits (including the three purported class actions mentioned above), tolled claims, and other informally asserted claims. The settlements are being overseen and distributed by court-approved claims administrators. The agreements are subject to certain conditions, including obtaining full releases from a specified number of claimants.
The U.S. Zyprexa product liability claims not subject to these agreements include approximately 1,400 lawsuits in the U.S. covering approximately 7,600 claimants, and approximately 850 tolled claims. In addition, we have been served with a lawsuit seeking class certification in which the members of the purported class are seeking refunds and medical monitoring. Finally, in early 2005, we were served with four lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. One of these four lawsuits has been certified for residents of Quebec. The allegations in the Canadian actions are similar to those in the litigation pending in the United States. We are prepared to continue our vigorous defense of Zyprexa in all remaining cases.
In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses. In 2006, we were served with similar lawsuits filed by the states of Alaska, West Virginia, and Mississippi in the courts of the respective states.
In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Four additional lawsuits were filed in 2006: two in the Eastern District of New York, one in the Southern District of Indiana, and one in Indiana state court, all on similar grounds. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.
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
During 2005, $700.0 million was paid in connection with Zyprexa settlements, while the cash related to other reserves for product liability exposures and defense costs is expected to be paid out over the next several years, including 2006. The timing of our insurance recoveries is uncertain.
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
In June 2002, we were sued by Ariad Pharmaceuticals, Inc., the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts alleging that sales of two of our products, Xigris® and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body and seeking royalties on past and future sales of these products. We believe that these allegations are without legal merit and that we will ultimately prevail on these issues. In June 2005, the United States Patent and Trademark Office commenced a re-examination of the patent in order to consider certain issues raised by us relating to the validity of the patent. A jury trial commenced in Boston on April 10, 2006 on the patent validity and infringement issues. On May 4, 2006, the jury issued an initial decision in the case that Xigris and Evista sales infringe the patent. The jury awarded the plaintiffs approximately $65 million in damages, calculated by applying a 2.3 percent royalty to all U.S. sales of Xigris and Evista from the date of issuance of the patent through the date of trial. We will seek to have the jury verdict overturned by the trial court judge, and if unsuccessful, will appeal the decision to the Court of Appeals for the Federal Circuit. In addition, a separate bench trial with the U.S. District Court of Massachusetts is scheduled to begin on August 7, 2006, and will be held on our contention that the patent is unenforceable and will also consider the patent’s improper coverage of natural processes.
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
STOCK-BASED COMPENSATION
We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options and performance awards. We recognized pretax stock-based compensation cost in the amount of $91.1 million and $100.0 million in the second quarter of 2006 and 2005, respectively. In the first half of 2006 and 2005, we recognized stock-based compensation expense of $191.3 million and $208.2 million, respectively.
As of June 30, 2006, the total remaining unrecognized compensation cost related to nonvested stock options and performance awards amounted to $183.4 million and $102.4 million, respectively, which will be amortized over the weighted-average remaining requisite service periods, which are approximately 19 months and 6 months, respectively.
Under our policy, all stock option awards are approved prior to the date of grant and the exercise price is the average of the high and low market price on the date of grant. The Compensation Committee of the Board of Directors approves the value of the award and the date of grant. All option awards for senior management are approved by the Compensation Committee. Options that are awarded as part of annual total compensation for senior management and other employees are made on specific grant dates scheduled in advance. With respect to option awards given to new hires, our policy requires approval of such awards prior to the grant date, and the options are granted on a pre-determined monthly date immediately following the date of hire.
RETIREMENT BENEFITS
Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$68.8	$74.3	$138.1	$154.4
Interest cost	81.5	74.2	162.2	149.0
Expected return on plan assets	(120.8)	(112.9)	(240.2)	(223.0)
Amortization of prior service cost	1.5	1.9	2.9	3.9
Recognized actuarial loss	32.8	26.0	63.1	52.2

Net periodic benefit cost	$63.8	$63.5	$126.1	$136.5

	Retiree Health Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$16.3	$14.7	$36.0	$29.4
Interest cost	24.4	20.0	48.8	40.1
Expected return on plan assets	(23.0)	(18.7)	(45.0)	(35.7)
Amortization of prior service cost	(3.9)	(4.0)	(7.7)	(8.0)
Recognized actuarial loss	28.8	21.5	53.9	43.1

Net periodic benefit cost	$42.6	$33.5	$86.0	$68.9

In 2006, we expect to contribute approximately $30 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. In addition, we expect to contribute approximately $140 million of additional discretionary funding in 2006 to our defined benefit plans. We also expect to contribute approximately $90 million of discretionary funding to our postretirement health benefit plans during 2006. As of June 30, 2006, $42.6 million of contributions have been made to these plans and the majority of our remaining expected contributions were made in early July 2006.
OTHER INCOME — NET
Other income – net, was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Interest expense	$65.8	$12.0	$130.8	$36.6
Interest income	(68.4)	(46.3)	(128.1)	(92.3)
Joint venture (income) loss	(22.5)	.5	(42.3)	13.1
Other	(21.8)	(11.6)	(39.5)	(101.4)

	$(46.9)	$(45.4)	$(79.1)	$(144.0)

The joint venture (income) loss represents our share of the Lilly ICOS LLC joint venture results of operations, net of income taxes.
SHAREHOLDERS’ EQUITY
As of June 30, 2006, we have purchased $2.58 billion of our previously announced $3.0 billion share repurchase program. During the six months ended June 30, 2006, we acquired 2.1 million shares pursuant to this program. We do not expect any share repurchases for the remainder of 2006.
IMPLEMENTATION OF NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS
In the fourth quarter of 2005, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 requires us to record the fair value of a liability for conditional asset retirement obligations in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, we are required to capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. The adoption of FIN 47 on December 31, 2005, resulted in a cumulative effect of a change in accounting principle of $22.0 million, net of income taxes of $11.8 million.
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006; therefore, we will be required to adopt this Interpretation in the first quarter of 2007. We are currently evaluating FIN 48 and have not yet determined the impact, if any, the adoption of this Interpretation will have on our consolidated financial position or results of operations.

POTENTIAL ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER SPECIAL CHARGES
As part of our ongoing efforts to maximize performance and efficiencies, including the streamlining of manufacturing operations and research and development activities, we are discussing the future of three European facilities, including proposals to close the sites, which include two research and development sites and one manufacturing site. Any site closures would be subject to consultations with employee representatives at the affected sites. Following these consultations, which could take several months, final recommendations will be made to the Lilly Board of Directors, which must approve any action. No final decisions have been made about the future of the sites at this time. However, if the proposals proceed, the majority of the 900 employees plus contractors at those sites would be laid off and we would attempt to dispose of the facilities. As a consequence, we would incur severance and impairment charges that would likely be significant.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OPERATING RESULTS
Executive Overview
I. Financial Results
The second-quarter and first-half 2006 net income was $822.0 million, or $.76 per share, and $1.66 billion, or $1.53 per share, respectively. Second-quarter 2005 net loss and loss per share was $252.0 million and $.23. However, net income was $484.6 million, or $.44 per share for the first half of 2005. The net loss and loss per share in the second quarter of 2005 was the result of a product liability litigation charge of $1.07 billion (pretax) in the quarter. In addition to this product liability charge, changes in earnings between the periods were driven primarily by increased sales and decreased cost of sales for the second quarter and first half of 2006, offset partially by decreased total other income in the first half of 2006.
II. Recent Product and Late-Stage Pipeline Developments
•	Gemzar was approved in the U.S. for the treatment of recurrent ovarian cancer in combination with carboplatin.

•	We submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for review of ruboxistaurin mesylate (proposed brand name ArxxantTM) as an oral medication to reduce the risk of vision loss associated with diabetic retinopathy. The FDA subsequently informed us that our Arxxant application is fileable and will be given a priority review. We also submitted Arxxant for approval in Europe for the same indication.

•	We submitted a supplemental NDA to the FDA for Cymbalta® for the treatment of generalized anxiety disorder. We are also conducting Phase III studies on Cymbalta for the treatment of fibromyalgia, a chronic, often debilitating pain disorder.

•	We initiated a Phase III clinical trial to study enzastaurin as a maintenance therapy to prevent relapse in patients with diffuse large B-cell lymphoma. Enzastaurin, a targeted oral agent, is also being studied in Phase III trials for the treatment of relapsed glioblastoma multiforme, an aggressive and malignant form of brain cancer.
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
We announced that we are discussing the future of three European facilities, including proposals to close the sites. Any site closures would be subject to consultations with employee representatives at the affected sites and final approval by the Board of Directors. No final decisions have been made at this time. If the sites are closed, the majority of the 900 employees would be laid off and we would record charges that would likely be significant.

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
As a result of the passage of the MMA, aged and disabled patients jointly eligible for Medicare and Medicaid began receiving their prescription drug benefits through the Medicare program, instead of Medicaid, on January 1, 2006. This may relieve some state budget pressures but is unlikely to result in reduced pricing pressures at the state level. A majority of states have implemented supplemental rebates and restricted formularies in their Medicaid programs, and these programs are expected to continue in the post-MMA environment. Moreover, under the 2005 federal Deficit Reduction Act, states will have greater flexibility to impose new cost-sharing requirements on Medicaid beneficiaries for non-preferred prescription drugs that will result in certain beneficiaries bearing more of the cost. Several states also are attempting to extend discounted Medicaid prices to non-Medicaid patients. As a result, we expect pressures on pharmaceutical pricing to continue.
As it relates to the new Medicare program, we announced in the second quarter of 2006 that we have temporarily extended our U.S. patient assistance program, LillyAnswers. The temporary extension of LillyAnswers allows patients who are not enrolled in Medicare Part D access to the LillyAnswers program until December 31, 2006. We also temporarily extended LillyAnswers for patients who have enrolled in a Medicare Part D plan and need assistance for Zyprexa and Forteo®. We have asked the U.S. Department of Health and Human Services Office of the Inspector General (OIG) for an opinion on our proposal for an “Outside Part D” patient assistance program (i.e., the LillyMedicareAnswers program) which would provide assistance primarily for Zyprexa and Forteo, beyond the end of this year to patients enrolled in a Medicare Part D plan. We currently anticipate that the specific LillyAnswers program extension involving Zyprexa and Forteo for patients enrolled in a Medicare Part D plan will continue to be available until a decision is rendered by the OIG on our proposal. In order to participate in either the temporary extension as described above or the new proposed LillyMedicareAnswers program, certain eligibility and certification requirements must be met.
International operations also are generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property protection.
Sales
Second-quarter and first-half 2006 sales growth of 5 and 6 percent, respectively, was driven primarily by sales growth of Cymbalta, Forteo, Alimta®, and Byetta®. The growth comparisons also benefited from an estimated $160 million of wholesaler destocking in the first six months of 2005 as a result of restructuring our arrangements with our U.S. wholesalers in the first quarter of 2005. Sales in the U.S. increased by $158.4 million, or 8 percent, and $349.0 million, or 9 percent, for the second quarter and first half of 2006, respectively, compared with the same periods of 2005. Sales outside the U.S. increased $40.8 million, or 2 percent, and $67.4 million, or 2 percent, for the second quarter and first half of 2006, respectively. For the second quarter, sales volume and selling prices each increased sales by 3 percent, while exchange rates decreased sales by 1 percent. For the first six months of 2006, worldwide sales volume and selling prices increased 5 percent and 3 percent, respectively, while exchange rates decreased 2 percent.

The following tables summarize our net sales activity for the three- and six-month periods ended June 30, 2006 and 2005:

				Three Months Ended
	Three Months Ended			June 30,	Percent
	June 30, 2006			2005	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2005
		(Dollars in millions)
Zyprexa	$542.9	$572.1	$1,115.0	$1,096.8	2
Gemzar	150.0	193.5	343.5	343.0	0
Humalog	196.6	123.9	320.5	296.2	8
Cymbalta	269.9	40.5	310.4	161.4	92
Evista	175.0	100.5	275.5	261.6	5
Humulin	79.9	139.9	219.8	249.8	(12)
Animal health products	92.7	108.3	201.0	201.0	0
Alimta	87.7	65.3	153.0	111.2	38
Forteo	101.0	45.1	146.1	101.9	43
Strattera	125.9	18.2	144.1	123.5	17
Humatrope	52.0	56.0	108.0	108.9	(1)
Actos	50.9	41.7	92.6	105.0	(12)
Fluoxetine products	39.5	40.5	80.0	114.2	(30)
ReoPro	28.3	44.0	72.3	77.7	(7)
Anti-infectives	3.5	66.1	69.6	112.8	(38)
Byetta	52.1	—	52.1	3.3	NM
Cialis[2]	0.8	49.7	50.5	45.1	12
Xigris	25.1	23.3	48.4	57.7	(16)
Other pharmaceutical products	23.9	40.6	64.5	96.6	(33)

Total net sales	$2,097.7	$1,769.2	$3,866.9	$3,667.7	5

				Six Months Ended
	Six Months Ended			June 30,	Percent
	June 30, 2006			2005	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2005
		(Dollars in millions)
Zyprexa	$1,036.8	$1,085.6	$2,122.4	$2,135.0	(1)
Gemzar	299.7	382.6	682.3	647.6	5
Humalog	385.2	239.8	625.0	582.4	7
Cymbalta	475.8	67.9	543.7	268.2	103
Evista	324.1	192.9	517.0	510.5	1
Humulin	168.1	270.2	438.3	506.7	(13)
Animal health products	176.7	222.6	399.3	396.5	1
Strattera	261.2	35.2	296.4	243.2	22
Alimta	165.6	117.6	283.2	205.1	38
Actos	202.3	79.4	281.7	273.6	3
Forteo	188.2	84.9	273.1	168.7	62
Humatrope	100.2	104.4	204.6	213.4	(4)
Fluoxetine products	75.6	81.8	157.4	226.7	(31)
Anti-infectives	24.3	133.2	157.5	222.0	(29)
ReoPro	57.8	88.6	146.4	154.4	(5)
Cialis[2]	1.9	104.3	106.2	84.0	26
Xigris	52.9	45.7	98.6	117.3	(16)
Byetta	88.0	—	88.0	3.3	NM
Other pharmaceutical products	48.6	111.9	160.5	206.5	(22)

Total net sales	$4,133.0	$3,448.6	$7,581.6	$7,165.1	6

NM – Not Meaningful
1   U.S. sales include sales in Puerto Rico.
2   Cialis® had worldwide second-quarter and first-half 2006 sales of $233.2 million and $456.1 million, respectively, representing increases of 22 and 34 percent, respectively, compared with the same periods of 2005. The sales shown in the tables above represent results in the territories in which we market Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture territory sales, net of expenses, is reported in other income — net in our consolidated condensed statements of income.

Product Highlights
Zyprexa sales in the U.S. decreased 1 percent and 3 percent in the second quarter and first half of 2006, respectively, compared with the same periods of 2005. This decrease was a result of a decline in the underlying demand, offset in part by higher net effective selling prices. The increase in net effective selling prices was partially due to the transition of certain low income patients from Medicaid to Medicare. Despite the decline in demand as compared to prior year, we are seeing improving U.S. prescription trends. Specifically, Zyprexa’s U.S. prescriptions have held steady during the first six months of 2006. Sales of Zyprexa outside the U.S. increased by 5 percent in the second quarter and 2 percent in the first half of 2006, due to increased demand, offset partially by the unfavorable impact of foreign exchange rates.
Diabetes care products, composed primarily of Humalog, Humulin, Actos®, and Byetta, had worldwide net sales of $701.7 million and $1.47 billion in the second quarter and first half of 2006, respectively, an increase of 5 percent compared with the same periods last year. Diabetes care revenues in the U.S. increased 6 percent and 9 percent, to $392.6 million and $868.1 million for the second quarter and first half of 2006, led by sales of Byetta. Diabetes care revenues outside the U.S. increased 4 percent and remained flat, to $309.1 million and $597.0 million in the second quarter and first half of 2006, respectively. Humalog sales in the U.S. increased 8 percent during both the second quarter and first half of 2006, due to higher prices, which were partially offset by a decline in demand during the second quarter. Humalog sales outside of the U.S. increased 8 percent and 7 percent during the second quarter and first half of 2006, respectively, due primarily to increased demand, offset in part by the unfavorable impact of foreign exchange rates. Humulin sales decreased 22 percent and 19 percent in the U.S. in the second quarter and first half of 2006, respectively, driven primarily by the decline in demand due to continued competitive pressures. Humulin sales outside of the U.S. decreased 5 percent and 10 percent during the second quarter and first half of 2006, respectively, due to decreased demand and the unfavorable impact of foreign exchange rates. Actos revenues, the majority of which represent service revenues from a copromotion agreement in the U.S. with Takeda Pharmaceuticals North America (Takeda), decreased 29 percent and 3 percent in the second quarter and first half of 2006 in the U.S. Actos is manufactured by Takeda Chemical Industries, Ltd., and sold in the U.S. by Takeda. As previously disclosed, since our share of revenue from the agreement with Takeda will vary from quarter to quarter based on contract terms, Actos revenue will not necessarily track with product sales. As a result, it is difficult to make quarterly comparisons for Actos revenue. Our U.S. marketing rights with respect to Actos expire in September 2006; however, we will continue receiving royalties from Takeda. As a result, our U.S. revenues from Actos will decline in 2006 and each subsequent year. Our arrangement in the U.S. ceases after October 2009, although our arrangement outside the U.S. continues. Sales of Byetta, a first-in-class treatment for type 2 diabetes that we market with Amylin Pharmaceuticals and launched in the U.S. in June 2005, were $98.6 million and $166.6 million for the second quarter and first half of 2006, respectively. We report as revenue our 50 percent share of Byetta’s gross margin and our sales of Byetta’s pen delivery devices to Amylin.
Gemzar sales decreased 3 percent and increased 6 percent in the U.S. for the second quarter and first half of 2006, respectively, reflecting decreased demand due to competitive pressures in the second quarter. Gemzar sales outside the U.S. increased 3 and 4 percent for the second quarter and first half of 2006, respectively, due to increased demand, offset partially by the unfavorable impact of foreign exchange rates.
U.S. sales of Cymbalta, a treatment of major depressive disorder and diabetic peripheral neuropathic pain, increased 79 percent and 88 percent in the second quarter and first half of 2006, respectively, reflecting increased demand. Also during the second quarter, Cymbalta’s U.S. market share growth accelerated. Specifically, Cymbalta’s U.S. share of new prescriptions increased 0.96 percentage points in the second quarter, compared with a 0.35 percentage point gain in the first quarter of 2006, per IMS Health, National Prescription Audit™ Plus 7, July 2006. Sales outside the U.S. reflect international launches in key markets, including Germany, the U.K., Italy, Spain, Mexico, and Brazil.
Evista sales in the U.S. increased 7 percent and 1 percent in the second quarter and first half of 2006, respectively, due to price increases in both periods, offset partially by decreased demand in the first half of 2006. Evista sales outside the U.S. increased 2 percent in the second quarter and first half of 2006 compared with the same periods of 2005, due to increased demand, offset partially by lower prices and the unfavorable impact of foreign exchange rates.
Strattera®, a treatment for attention-deficit hyperactivity disorder (ADHD) in children, adolescents, and adults, generated increases in U.S. sales of 13 percent and 17 percent for the second quarter and first half of 2006, compared with the same periods in 2005. The sales increases for both periods were primarily due to reductions in the U.S. wholesaler inventory levels in 2005 and higher prices, offset partially by a decline in demand in the U.S.
Alimta, a treatment for malignant pleural mesothelioma and second-line treatment of non-small-cell lung cancer, generated increased U.S. sales of 26 percent and 25 percent in the second quarter and first half of 2006, respectively; while sales outside the U.S. increased 56 percent and 63 percent for the same periods in 2005.
Forteo, a treatment for severe osteoporosis, increased 43 percent and 67 percent in the U.S. in the second quarter and first half of 2006, respectively; while sales outside the U.S. increased 45 percent and 52 percent for the same periods. Increased sales in the U.S. were due in part to greater access to medical coverage through the MMA program.
Cialis sales in the second quarter and first half of 2006 were comprised of $50.5 million and $106.2 million of sales in our territories, respectively, which are reported in our net sales, and $182.7 million and $349.9 million of sales in the joint-venture territories. Within the joint-venture territories, the U.S. sales of Cialis were $93.8 million and $176.3 million in the second quarter and first half of 2006, respectively, compared with $71.1 million and $113.9 million in the same periods of 2005. Cialis sales in our territories are reported in revenue, while our 50 percent share of the joint-venture territory sales, net of expenses, is reported in other income – net. Cialis sales growth reflects both gains in market share and growth of the erectile dysfunction market during the second quarter and first half of 2006.
Gross Margin, Costs, and Expenses
For the second quarter of 2006, gross margins increased 1.5 percentage points, to 77.7 percent of net sales, compared with the second quarter of 2005. For the first half of 2006, gross margins increased 2.1 percentage points, to 78.0 percent of net sales, compared with the first half of 2005. This increase was primarily due to favorable product mix and the favorable impact of foreign exchange rates, partially offset by higher manufacturing-related costs.
Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 5 percent for both the second quarter and first half of 2006. Investment in research and development increased 2 percent, to $774.8 million, and 3 percent, to $1.52 billion, for the second quarter and first half of 2006, respectively, due primarily to increased discovery research expenses. Marketing and administrative expenses increased 8 percent, to $1.24 billion, and 6 percent, to $2.38 billion, for the second quarter and first half of 2006, respectively, primarily due to increased marketing expenses in support of newer products, offset partially by the impact of foreign exchange rates.
Other income — net consists of interest expense, interest income, the after-tax operating results of the Lilly ICOS joint venture, and all other income and expense items.
•	Second-quarter and first-half 2006 interest expense increased $53.8 million, to $65.8 million, and $94.2 million to $130.8 million, respectively, as a result of higher interest rates and less capitalized interest due to the completion in late 2005 of certain manufacturing facilities.

•	Interest income increased $22.1 million, to $68.4 million and $35.8 million to $128.1 million for the second quarter and first half of 2006, respectively, due to higher interest rates.

•	The Lilly ICOS joint-venture income was $22.5 million in the second quarter of 2006, compared with a loss of $.5 million in the second quarter of 2005. For the first half of 2006, income was $42.3 million, compared with a loss of $13.1 million in the first half of 2005. The increase in both periods was due to increased Cialis sales and decreased selling and marketing expenses.

•	Net other income and expense items increased $10.2 million to $21.8 million for second-quarter 2006 and decreased $61.9 million to $39.5 million for first-half 2006. The first-half decrease is largely a result of less income from business development transactions.
We incurred a tax expense of $218.5 million and $440.4 million, for the second quarter and first half of 2006, respectively, representing an effective tax rate of 21 percent in both periods. Comparisons to prior year are not meaningful due to the net loss before income taxes experienced in the second quarter of 2005.

FINANCIAL CONDITION
As of June 30, 2006, cash, cash equivalents, and short-term investments totaled $4.59 billion compared with $5.04 billion at December 31, 2005. Cash flow from operations of $942.2 million during the first six months of 2006 was more than offset by dividends paid of $864.6 million, net capital expenditures of $392.1 million, and repurchases of common stock of $122.1 million.
Total debt at June 30, 2006, was $6.32 billion, a decrease of $181.6 million from December 31, 2005. Our current debt ratings from Standard & Poor’s and Moody’s remain at AA and Aa3, respectively.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our operating needs, including debt service, capital expenditures, dividends, and taxes in 2006. We believe that amounts available through our existing commercial paper program should be adequate to fund maturities of short-term borrowings, if necessary. We currently have $1.23 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program. We currently expect to repay approximately $1.5 billion of debt during 2006, using available cash. Various risks and uncertainties, including those discussed in the Financial Expectations for 2006 section, may affect our operating results and cash generated from operations.
LEGAL AND REGULATORY MATTERS
We are engaged in the following patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):
•	Dr. Reddy’s Laboratories, Ltd. (Reddy), Teva Pharmaceuticals, and Zenith Goldline Pharmaceuticals, Inc., which was subsequently acquired by Teva Pharmaceuticals (together, Teva), each submitted abbreviated new drug applications (ANDAs) seeking permission to market generic versions of Zyprexa prior to the expiration of our relevant U.S. patent (expiring in 2011) and alleging that this patent was invalid or not enforceable. We filed lawsuits against these companies in the U.S. District Court for the Southern District of Indiana, seeking a ruling that the patent is valid, enforceable and being infringed. The district court ruled in our favor on all counts on April 14, 2005. We are now awaiting a decision by the Court of Appeals for the Federal Circuit, which on April 6, 2006, heard Reddy’s and Teva’s respective appeals of this ruling. We are confident Reddy’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail on appeal. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Barr Laboratories, Inc. (Barr), submitted an ANDA in 2002 seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In November 2002, we filed a lawsuit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Barr. Teva has also submitted an ANDA seeking permission to market a generic version of Evista. In June 2006, we filed a lawsuit against Teva in the U.S. District Court for the Southern District of Indiana, seeking a ruling that our relevant U.S. patents (expiring in 2012-2014) are valid, enforceable, and being infringed by Teva. No trial date has been set in either case. We believe Barr’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Sicor Pharmaceuticals, Inc. (Sicor), a subsidiary of Teva, submitted ANDAs in November 2005 seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (expiring in 2010 and 2013), and alleging that these patents are invalid. In February, we filed a lawsuit against Sicor in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid and are being infringed by Sicor. In response to our lawsuit, Sicor filed a declaratory judgment action in the U.S. District Court for the Central District of California. No trial date has been set in either matter. We believe Sicor’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations.
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
Since June 2005, we have entered into agreements with various claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a majority of the claims. The agreements cover approximately 10,500 claimants, including a large number of previously filed lawsuits (including the three purported class actions mentioned above), tolled claims, and other informally asserted claims. The settlements are being overseen and distributed by court-approved claims administrators. The agreements are subject to certain conditions, including obtaining full releases from a specified number of claimants.
The U.S. Zyprexa product liability claims not subject to these agreements include approximately 1,400 lawsuits in the U.S. covering approximately 7,600 claimants, and approximately 850 tolled claims. In addition, we have been served with a lawsuit seeking class certification in which the members of the purported class are seeking refunds and medical monitoring. Finally, in early 2005, we were served with four lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. One of these four lawsuits has been certified for residents of Quebec. The allegations in the Canadian actions are similar to those in the litigation pending in the United States. We are prepared to continue our vigorous defense of Zyprexa in all remaining cases.
In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses. In 2006, we were served with similar lawsuits filed by the states of Alaska, West Virginia, and Mississippi in the courts of the respective states.
In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Four additional lawsuits were filed in 2006: two in the Eastern District of New York, one in the Southern District of Indiana, and one in Indiana state court, all on similar grounds. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.
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
During 2005, $700.0 million was paid in connection with Zyprexa settlements, while the cash related to other reserves for product liability exposures and defense costs is expected to be paid out over the next several years, including 2006. The timing of our insurance recoveries is uncertain.
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
In June 2002, we were sued by Ariad Pharmaceuticals, Inc., the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body and seeking royalties on past and future sales of these products. We believe that these allegations are without legal merit and that we will ultimately prevail on these issues. In June 2005, the United States Patent and Trademark Office commenced a re-examination of the patent in order to consider certain issues raised by us relating to the validity of the patent. A jury trial commenced in Boston on April 10, 2006 on the patent validity and infringement issues. On May 4, 2006, the jury issued an initial decision in the case that Xigris and Evista sales infringe the patent. The jury awarded the plaintiffs approximately $65 million in damages, calculated by applying a 2.3 percent royalty to all U.S. sales of Xigris and Evista from the date of issuance of the patent through the date of trial. We will seek to have the jury verdict overturned by the trial court judge, and if unsuccessful, will appeal the decision to the Court of Appeals for the Federal Circuit. In addition, a separate bench trial with the U.S. District Court of Massachusetts is scheduled to begin on August 7, 2006, and will be held on our contention that the patent is unenforceable and will also consider the patent’s improper coverage of natural processes.
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
FINANCIAL EXPECTATIONS FOR 2006
We expect third-quarter earnings per share of $.77 to $.79, representing 5 percent to 8 percent growth compared with third-quarter 2005 earnings per share of $.73. For the full year of 2006, we expect earnings per share to be in the range of $3.10 to $3.20. This guidance excludes future material unusual items, such as any charges related to the three potential European site closures discussed previously. We expect full-year 2006 sales to grow at approximately the low end of our previous guidance of 7 percent to 9 percent. In addition, we expect gross margins as a percent of sales to improve modestly compared with 2005, operating expenses to grow in the mid-single digits in the aggregate, and other income — net, to contribute approximately $175 million to $275 million. Excluding the tax associated with the potential charges discussed above, we also anticipate the effective tax rate to be approximately 21 percent. In terms of cash flow, we expect capital expenditures to be flat at about $1.4 billion in 2006.
We caution investors that any forward-looking statements or projections made by us, including those above, are based on management’s belief at the time they are made. However, they are subject to risks and uncertainties. Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the timing and scope of regulatory approvals and the success of our new product launches; asset impairments, restructurings, and acquisitions of compounds under development resulting in acquired in-process research and development charges; foreign exchange rates; wholesaler inventory changes; the outcome of the Zyprexa patent appeal; other regulatory developments, government investigations, patent disputes and litigation; and the impact of governmental actions regarding pricing, importation, and reimbursement for pharmaceuticals. Other factors that may affect our operations and prospects are discussed in Item 1A of our 2005 Form 10-K, “Risk Factors.” We undertake no duty to update these forward-looking statements.
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

Our management, with the participation of Sidney Taurel, chairman and chief executive officer, and Derica W. Rice, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2006, and concluded that they are effective.
(b)	Changes in Internal Controls. During the second quarter of 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other Product Liability Litigation
We refer to Part I, Item 3, of our Form 10-K annual report for 2005 for the discussion of product liability litigation involving diethylstilbestrol (DES) and vaccines containing the preservative thimerosal. In the DES litigation, we have been named as a defendant in approximately 80 suits involving approximately 170 claimants. In the thimerosal litigation, we have been named as a defendant in approximately 360 suits with approximately 975 claimants.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three-month period ended June 30, 2006:

			Total Number of
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value of Shares that May
	Total Number of	Average Price Paid	Announced Plans or	Yet Be Purchased Under
	Shares Purchased	per Share	Programs	the Plans or Programs
Period	(a)	(b)	(c)	(d)
	(in thousands)		(in thousands)	(Dollars in millions)
April 2006	3	$53.49	—	$419.2
May 2006	15	52.52	—	419.2
June 2006	10	54.02	—	419.2

Total	28		—

The amounts presented in columns (a) and (b) above include purchases of common stock related to employee stock option exercises. The amounts presented in columns (c) and (d) in the above table represent activity related only to our $3.0 billion share repurchase program announced in March 2000. As of June 30, 2006, we have purchased $2.58 billion related to this program. During the second quarter of 2006, no shares were repurchased pursuant to this program and we do not expect to purchase any shares under this program during the remainder of 2006.

Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 10.	Master Settlement Agreement regarding Zyprexa product liability claims, filed here in its entirety to include its Exhibit A, which was inadvertently omitted from our Form 10-Q for the quarter ended September 30, 2005

EXHIBIT 11.	Statement re: Computation of Earnings (Loss) per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY (Registrant)
Date August 1, 2006	/s/ James B. Lootens
James B. Lootens
Secretary and Deputy General Counsel

Date August 1, 2006	/s/ Arnold C. Hanish
Arnold C. Hanish
Executive Director, Finance, and Chief Accounting Officer

INDEX TO EXHIBITS
The following documents are filed as a part of this Report:

Exhibit

EXHIBIT 10.	Master Settlement Agreement regarding Zyprexa product liability claims, filed here in its entirety to include its Exhibit A, which was inadvertently omitted from our Form 10-Q for the quarter ended September 30, 2005

EXHIBIT 11.	Statement re: Computation of Earnings (Loss) per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification