Form 10-K
period 2006-12-31
LILLY ELI & CO
filed 2007-02-28
CIK 59478

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006

Commission file number 001-06351

Eli Lilly and Company

An Indiana corporation          I.R.S. employer identification no. 35-0470950

Lilly Corporate Center, Indianapolis, Indiana 46285

(317) 276-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock(no par value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
6.57% Notes Due January 1, 2016	New York Stock Exchange
7-1/8% Notes Due June 1, 2025	New York Stock Exchange
6.77% Notes Due January 1, 2036	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

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
☑ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Act: Yes ☐ No ☑

Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (Common Stock): approximately $54,806,400,000

Number of shares of common stock outstanding as of February 15, 2007: 1,134,034,234

Portions of the Registrant’s Proxy Statement to be filed on or about March 5, 2007 have been incorporated by reference into Part III of this report.

Part I

Item 1.	Business

Eli Lilly and Company (the “Company” or “Registrant”, which may be referred to as “we”, “us”, or “our”) was incorporated in 1901 in Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. We discover, develop, manufacture, and sell products in one significant business segment — pharmaceutical products. We also have an animal health business segment, whose operations are not material to our financial statements. We manufacture and distribute our products through owned or leased facilities in the United States, Puerto Rico, and 25 other countries. Our products are sold in approximately 140 countries.

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

Products

Our principal products are:

Neuroscience products, our largest-selling product group, including:

•	Zyprexa®, for the treatment of schizophrenia, bipolar mania and bipolar maintenance

•	Cymbalta®, for the treatment of depression and diabetic peripheral neuropathic pain

•	Strattera®, for the treatment of attention-deficit hyperactivity disorder in children, adolescents and adults

•	Prozac®, for the treatment of depression and, in many countries, for bulimia and obsessive-compulsive disorder

•	Permax®, for the treatment of Parkinson’s disease

•	Symbyax®, for the treatment of bipolar depression

•	Yentreve®, for the treatment of stress urinary incontinence (approved in the European Union and several other countries outside the United States)

•	Sarafem®, for the treatment of pre-menstrual dysphoric disorder.

Endocrine products, including:

•	Humalog®, Humalog Mix 75/25®, and Humalog Mix 50/50tm, injectable human insulin analogs for the treatment of diabetes

•	Humulin®, injectable human insulin for the treatment of diabetes

•	Actos®, an oral agent for the treatment of type 2 diabetes

•	Byetta®, an injectable product for the treatment of type 2 diabetes

•	Evista®, an oral agent for the prevention and treatment of osteoporosis in post-menopausal women

•	Forteo®, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture

•	Humatrope®, an injectable for the treatment of human growth hormone deficiency and idiopathic short stature.

Oncology products, including:

•	Gemzar®, for the treatment of pancreatic cancer; in combination with other agents, for treatment of metastatic breast cancer, non-small cell lung cancer and advanced or recurrent ovarian cancer; and in the European Union for the treatment of bladder cancer

•	Alimta®, for the second-line treatment of non-small cell lung cancer; and in combination with another agent, for the treatment of malignant pleural mesothelioma.

Animal health products, including:

•	Rumensin®, a cattle feed additive that improves feed efficiency and growth and also controls and prevents coccidiosis

•	Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry

•	Micotil®, Pulmotil®, and Pulmotil AC®, antibiotics used to treat respiratory disease in cattle, swine, and poultry, respectively

•	Paylean® and Optaflexx®, leanness and performance enhancers for swine and cattle, respectively

•	Coban®, Monteban® and Maxiban®, anticoccidial agents for use in poultry

•	Apralan®, an antibiotic used to control enteric infections in calves and swine

•	Surmax® (sold as Maxus® in some countries), a performance enhancer for swine and poultry

•	Elector®, a parasiticide for use on cattle and premises.

Cardiovascular agents, including:

•	ReoPro®, a treatment for use as an adjunct to percutaneous coronary intervention (“PCI”), including patients undergoing angioplasty, atherectomy or stent placement

•	Xigris®, for the treatment of adults with severe sepsis at high risk of death.

Anti-infectives, including:

•	Vancocin® HCl, used primarily to treat staphylococcal infections

•	Ceclor®, for the treatment of a wide range of bacterial infections.

Other pharmaceutical products, including:

•	Cialis®, for the treatment of erectile dysfunction.

Marketing

We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local needs.

Pharmaceuticals – United States

In the United States, we distribute pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies. Our marketing policy is designed to assure that products and relevant medical information are immediately available to physicians, pharmacies, hospitals, public and private payers, and appropriate health care professionals throughout the country. Three wholesale distributors in the United States – AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation – each accounted for between 14 and 21 percent of our worldwide consolidated net sales in 2006. No other distributor accounted for more than 10 percent of consolidated net sales. We also sell pharmaceutical products directly to the United States government and other manufacturers, but those sales are not material.

We promote our major pharmaceutical products in the United States through sales representatives who call upon physicians, wholesalers, hospitals, managed-care organizations, retail pharmacists, and other health care professionals. We advertise in medical and drug journals, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the United States and we maintain web sites with information about all our major products. Divisions of our sales force are assigned to therapeutic areas, such as neuroscience, diabetes, osteoporosis, critical care, and oncology.

Large purchasers of pharmaceuticals, such as managed-care groups, government agencies, and long-term care institutions, account for a significant portion of total pharmaceutical purchases in the United States. We have created special business groups to service managed-care organizations, government and long-term care institutions, hospital contract administrators, and certain retail pharmacies. In response to competitive pressures, we have entered into arrangements with a number of these organizations providing for discounts or rebates on one or more Lilly products.

Pharmaceuticals – Outside the United States

Outside the United States, we promote our pharmaceutical products primarily through sales representatives. While the products marketed vary from country to country, neuroscience products constitute the largest single group in total sales. Distribution patterns vary from country to country. In most countries, we maintain our own sales organizations. In some countries, however, we market our products through independent distributors.

Pharmaceutical Marketing Collaborations

Several of our significant products are marketed in collaboration with other pharmaceutical companies:

•	Cymbalta is co-promoted in the United States by Quintiles Transnational Corp. and is co-promoted or co-marketed outside the U.S. (except Japan) by Boehringer Ingelheim GmbH.

•	Through January 2007, Cialis was sold in North America and most of Europe by a joint venture between Lilly and ICOS Corporation, and was sold by us alone in other territories. On January 29, 2007, we acquired all the outstanding common stock of ICOS. Following the acquisition, Cialis is sold by Lilly in all territories.

•	We co-promoted Actos with a unit of Takeda Chemical Industries Ltd. in the United States until our U.S. marketing rights expired in September 2006; however, we will receive residual royalties on U.S. Actos sales for three years thereafter. We continue to have exclusive and semi-exclusive marketing rights to Actos in other countries.

•	We co-promote Byetta with Amylin Pharmaceuticals, Inc. in the United States and Puerto Rico, and we have exclusive marketing rights in other territories.

We have also entered into licensing arrangements under which we have granted exclusive marketing rights to other companies in specified countries for certain older products manufactured by us, such as Ceclor and Vancocin.

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

Our Intellectual Property Portfolio

We consider intellectual property protection for certain products, processes, and uses – particularly those products discussed below – to be important to our operations. For many of our products, in addition to the compound patent we hold other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the product patent.

We have the following U.S. patent protection for major marketed products:

•	Alimta. We expect the U.S. compound patent for Alimta will expire in 2016.

•	Byetta. Relevant patents covering Byetta are exclusively licensed or owned by our partner Amylin Pharmaceuticals, Inc. A method of use patent focused on the treatment of type 2 diabetes is expected to expire in the U.S. in 2017. In addition, a patent covering the Byetta formulation will expire in the U.S. in 2020.

•	Cialis. For Cialis, compound and method-of-use patent protection exists in the U.S. that should provide exclusivity until 2017.

•	Cymbalta. For Cymbalta, we expect the U.S. compound patent will expire in 2013. We also have a formulation patent for Cymbalta until 2014.

•	Evista. We hold a number of U.S. patents covering Evista and its approved uses in osteoporosis prevention and treatment that we believe should provide us exclusivity in the United States until 2014.

•	Gemzar. The Gemzar compound patent in the U.S. expires in 2010, and a method-of-use patent covering treatment of neoplasms with Gemzar is in force until 2012. We have also received an additional six months of marketing exclusivity for Gemzar from the FDA under the terms of the Food and Drug Administration Modernization Act of 1997, as a result of our conducting clinical studies of Gemzar in pediatric populations, which should provide us exclusivity until 2013.

•	Humalog. The Humalog compound patent will expire in 2013.

•	Strattera. For Strattera, a method-of-use patent in the U.S. for treating attention deficit-hyperactivity disorder should provide exclusivity until 2016.

•	Xigris. Xigris is a complex glycoprotein biologic product that is produced through recombinant DNA technology. Xigris is not subject to the Abbreviated New Drug Application process under the Hatch-Waxman law as described below. In addition, we hold patents on the DNA materials, certain uses, manufacturing process, and the glycoprotein itself. We believe the intellectual property protection for Xigris should provide us marketing exclusivity in the U.S. until 2015.

•	Zyprexa. The Zyprexa compound patent will expire in 2011.

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

Patent Challenges Under the Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “Hatch-Waxman,” made a complex set of changes to both patent and new-drug-approval laws in the United States. Before Hatch-Waxman, no drug could be approved without providing the Food and Drug Administration (FDA) complete safety and efficacy studies, i.e., a complete New Drug Application (NDA). Hatch-Waxman authorizes the FDA to approve generic versions of innovative pharmaceuticals (other than biological products) without such information by filing an Abbreviated New Drug Application (ANDA). In an ANDA, the generic manufacturer must demonstrate only “bioequivalence” between the generic version and the NDA-approved drug – not safety and efficacy.

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

In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. We are currently in litigation with numerous generic manufacturers arising from their Paragraph IV certifications on Zyprexa, Evista, and Gemzar. For more information on these, see Part II, Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters.”

Government Regulation

Regulation of Our Operations

Our operations are regulated extensively by numerous national, state and local agencies. The lengthy process of laboratory and clinical testing, data analysis, manufacturing development, and regulatory review necessary for required governmental approvals is extremely costly and can significantly delay product introductions in a given market. Promotion, marketing, manufacturing, and distribution of pharmaceutical and animal health products are extensively regulated in all major world markets. We are required to conduct extensive post-marketing surveillance of the safety of the products we sell. In addition, our operations are subject to complex federal, state, local, and foreign laws and regulations concerning the environment, occupational health and safety, and privacy. The laws and regulations affecting the manufacture and sale of current products and the discovery, development and introduction of new products will continue to require substantial scientific and technical effort, time, and expense and significant capital investment.

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

The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers and prescribers, are subject to various other federal and state laws, including the federal anti-kickback statute and the False Claims Act and state laws governing kickbacks, false claims, unfair trade practices, and consumer protection. These laws are administered by, among others, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, the Federal Trade Commission, the Office of Personnel Management and state attorneys general. Over the past several years, both the FDA and many of these other agencies have increased their enforcement activities with respect to pharmaceutical companies. Over this period, several cases brought by these agencies against Lilly and other companies under these and other laws have resulted in corporate criminal sanctions and very substantial civil settlements. Several pharmaceutical companies, including Lilly, are currently subject to proceedings by one or more of these agencies regarding marketing and promotional practices. See Part II, Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters,” for information about currently pending marketing and promotional practices investigations in which we are involved. It is possible that we could become subject to additional administrative and legal proceedings and actions, which could include claims for civil penalties (including treble damages under the False Claims Act), criminal sanctions, and administrative remedies, including exclusion from federal health care programs. It is possible that an adverse outcome in such an action could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

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

In the U.S., implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), providing a prescription drug benefit under the Medicare program, took effect January 1, 2006. See Part II, Item 7, “Management’s Discussion and Analysis – Executive Overview – Legal and Governmental Matters” for a discussion of the impact of MMA and other federal and state healthcare cost containment measures.

International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property protection.

We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, we expect that pressures on pharmaceutical pricing will continue to increase.

Research and Development

Our commitment to research and development dates back more than 100 years. Our research and development activities are responsible for the discovery and development of most of the products we offer today. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2006, we employed approximately 8,300 people in pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel. Our research and development expenses were $2.69 billion in 2004, $3.03 billion in 2005, and $3.13 billion in 2006.

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

Drug development is time-consuming, expensive, and risky. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes 12 to 15 years or longer. Drug candidates can fail at any stage of the process, and even late-stage drug candidates sometimes fail to receive regulatory approval. Even after approval and launch of a product, we expend considerable resources on post-marketing surveillance and clinical studies. We believe our investments in research, both internally and in collaboration with others, have been rewarded by the number of new compounds and new indications for existing compounds that we have in all stages of development. Among our new investigational compounds in the later stages of development are potential therapies for diabetes and its complications, osteoporosis, cancer, and acute coronary syndromes. Further, we are studying many other drug candidates in the earlier stages of development, including compounds targeting cancers, thrombotic disorders, diabetes, obesity, Alzheimer’s disease, schizophrenia, depression, pain and migraine, attention-deficit hyperactivity disorder (ADHD), alcoholism, sleep disorders, and rheumatoid arthritis. We are also developing new uses and formulations for many of our currently marketed products, such as Zyprexa, Cymbalta, Gemzar, Alimta, Cialis, Evista, Forteo, and Byetta.

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

We seek to design and operate our manufacturing facilities and maintain inventory in a way that will allow us to meet all expected product demand while maintaining flexibility to reallocate manufacturing capacity to improve efficiency and respond to changes in supply and demand. However, pharmaceutical production processes are complex, highly regulated, and vary widely from product to product. Shifting or adding manufacturing capacity can be a very lengthy process requiring significant capital expenditures and regulatory approvals. Accordingly, if we were to experience extended plant shutdowns or extraordinary unplanned increases in demand, we could experience an interruption in supply of certain products or product shortages until production could be resumed or expanded.

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

The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 16, 2007, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Offices

Sidney Taurel	58	Chairman of the Board (since January 1999) and Chief Executive Officer (since June 1998) and a Director
John C. Lechleiter, Ph.D.	53	President and Chief Operating Officer (since October 2005) and a Director
Steven M. Paul, M.D.	56	Executive Vice President, Science and Technology (since July 2003)
Robert A. Armitage	58	Senior Vice President and General Counsel (since January 2003)
Derica W. Rice	42	Senior Vice President and Chief Financial Officer (since May 2006)
Scott A. Canute	46	President, Manufacturing Operations (since October 2004)
Anthony J. Murphy, Ph.D.	56	Senior Vice President, Human Resources (since June 2005)
Gino Santini	50	Senior Vice President, Corporate Strategy and Policy (since July 2004)
Deirdre P. Connelly	46	President, U.S. Operations (since June 2005)
Lorenzo Tallarigo, M.D.	56	President, International Operations (since January 2004)

Employees

At the end of 2006, we employed approximately 41,500 people, including approximately 19,500 employees outside the United States. A substantial number of our employees have long records of continuous service.

Financial Information Relating to Business Segments and Classes of Products

You can find financial information relating to our business segments and classes of products in Part II, Item 8 of this Form 10-K, “Segment Information.” That information is incorporated here by reference.

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

Financial Information Relating to Foreign and Domestic Operations

You can find financial information relating to foreign and domestic operations in Part II, Item 8 of this Form 10-K, “Segment Information.” That information is incorporated here by reference.

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

Item 1A:	Risk Factors; Cautionary Statement Regarding Forward Looking Statements

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our company. It is possible that our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

We have made certain forward-looking statements in this Form 10-K, and company spokespeople may make such statements in the future based on then-current expectations of management. Where possible, we try to identify forward-looking statements by using such words as “expect,” “plan,” “will,” “estimate,” “forecast,” “project,” “believe,” “anticipate,” and similar expressions. Forward-looking statements do not relate strictly to historical or current facts. They are likely to address our growth strategy, sales of current and anticipated products, financial results, the results of our research and development programs, the status of product approvals, and the outcome of contingencies such as litigation and investigations. All forward-looking statements made by us are subject to risks and uncertainties, including those summarized below.

•	We face intense competition. We compete with large number of multinational pharmaceutical companies, biotechnology companies and generic pharmaceutical companies. To compete successfully, we must continue to deliver to the market innovative, cost-effective products that meet important medical needs. Our product sales can be adversely affected by the introduction by competitors of branded products that are perceived as superior by the marketplace, by generic versions of our branded products, and by generic versions of other products in the same therapeutic class as our branded products. See Item 1, “Business – Competition,” for more details.

•	Our long-term success depends on intellectual property protection. Our long-term success depends on our ability to continually discover, develop, and commercialize innovative new pharmaceutical products. Without strong intellectual property protection, we would be unable to generate the returns necessary to support the enormous investments in research and development, capital, and other expenditures required to bring new drugs to the market. We currently expect no major patent expirations in this decade, but several major products will lose intellectual property protection in the first half of the next decade.

Intellectual property protection varies throughout the world and is subject to change over time. In the U.S., the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our patents; as a result, we expect that our U.S. patents on major products will be routinely challenged, and there can be no assurance that our patents will be upheld. See Item 1, “Business – Patents, Trademarks, and Other Intellectual Property Protection”, for more details. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay damages for past infringement or royalties on future sales.

•	Our business is subject to increasing government price controls and other health care cost containment measures. Government health care cost-containment measures can significantly affect our sales and profitability. In many countries outside the United States, government agencies strictly control, directly or indirectly, the prices at which our products are sold. In the United States, we are subject to substantial pricing pressures from state Medicaid programs and private insurance programs, including those operating under the Medicare pharmaceutical benefit effective January 2006. We expect pricing pressures to increase. See Item I, “Business – Regulations Affecting Pharmaceutical Pricing and Reimbursement” for more details.

•	Pharmaceutical research and development is costly and uncertain. There are many difficulties and uncertainties inherent in new product research and development and the introduction of new products. There is a high rate of failure inherent in the research to develop new drugs to treat diseases. To bring a pharmaceutical compound from the discovery phase to market may take a decade or more and failure can occur at any point in the process, including later in the process after significant funds have been invested. As a result, there is a significant risk that funds invested in research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. In addition, it can be very difficult to predict sales growth rates of new products.

•	Pharmaceutical products can develop unexpected safety or efficacy concerns. Unexpected safety or efficacy concerns can arise with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, or declining sales, as well as product liability claims.

•	We depend on key products for most of our revenues, cash flows, and earnings. Zyprexa sales of $4.417 billion represented 28 percent of our revenues in 2006. Four other products – Gemzar, Cymbalta, Humalog, and Evista – each contributed more than $1 billion in revenues in 2006. If these or any of our other key products were to become subject to a problem such as loss of patent protection, materially adverse changes in prescription growth rates, unexpected side effects, regulatory proceedings, material product liability litigation, publicity affecting doctor or patient confidence, or pressure from competitive products, the adverse impact on our revenues, cash flows and earnings could be significant.

•	Regulatory compliance failures could be damaging to the company. The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers, prescribers, and patients, are subject to extensive regulation. Many companies, including Lilly, have been subject to claims related to these practices asserted by federal and state governmental authorities and private payors and consumers. These claims could result in substantial expense to the company. In particular, See Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters”, for the discussions of the U.S. sales and marketing practices investigations. In addition, regulatory issues concerning compliance with current Good Manufacturing Practice (cGMP) regulations for pharmaceutical products can lead to product recalls and seizures, interruption of production leading to product shortages, and delays in the approvals of new products pending resolution of the cGMP issues. See Item 1, “Business – Regulation of our Operations”, for more details.

•	We face many product liability claims today, and future claims will be largely self-insured. We are subject to a substantial number of product liability claims involving primarily Zyprexa, DES, and thimerosal, and because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability claims for other products in the future. See Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters” and Item 3, “Legal Proceedings”, for more information on our current product liability litigation. In the past few years, we have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market. Therefore, for substantially all our currently marketed products we have been and expect that we will continue to be largely self-insured for future product liability losses. In addition, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.

•	Manufacturing difficulties could lead to product supply problems. Pharmaceutical manufacturing is complex and highly regulated. Manufacturing difficulties can result in product shortages, leading to lost sales. See Item 1, “Business – Raw Materials and Product Supply,” for more details.

•	We face other risks to our business and operating results. Our business is subject to a number of other risks and uncertainties, including:

•	Economic factors over which we have no control, including changes in inflation, interest rates and foreign currency exchange rates, and overall economic conditions in volatile areas can affect our results of operations.

•	Changes in tax laws, including laws related to the remittance of foreign earnings or investments in foreign countries with favorable tax rates, and settlements of federal, state, and foreign tax audits, can affect our net income.

•	Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Emerging Issues Task Force can affect reported results.

•	Our results can also be affected by internal factors, such as changes in business strategies and the impact of restructurings, asset impairments, technology acquisition and disposition transactions, and business combinations.

We undertake no duty to update forward-looking statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2006, we owned 13 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 11.7 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina and Guayama, Puerto Rico.

We own production and distribution facilities in 15 countries outside the United States and Puerto Rico, containing an aggregate of approximately 3.9 million square feet of floor space. Major production sites include facilities in France, Ireland, Spain, Italy, Brazil, Mexico, and the United Kingdom. We lease production and warehouse facilities in Puerto Rico and several countries outside the United States.

Our research and development facilities in the United States consist of approximately 4.9 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Our major research and development facilities abroad are located in United Kingdom, Canada, Singapore, Spain, Belgium, and Germany, and contain an aggregate of approximately 700,000 square feet. The sites in Belgium and Germany, containing an aggregate of approximately 375,000 square feet, are scheduled to close in 2007.

We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3.	Legal Proceedings

We are a party to various currently pending legal actions, government investigations, and environmental proceedings, and we anticipate that such actions could be brought against us in the future. The most significant of these matters are described below or, as noted, in Part II, Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters.” While it is not possible to predict or determine the outcome of the legal actions, investigations and proceedings brought against us, we believe that, except as otherwise specifically noted in Part II, Item 7, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.

Legal Proceedings Described in Management’s Discussion and Analysis

See Part II, Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters,” for information on various legal proceedings, including but not limited to:

•	The U.S. patent litigation involving Zyprexa, Evista, Gemzar, and Xigris

•	The civil investigation by the U.S. Attorney for the Eastern District of Pennsylvania relating to our U.S. sales, marketing, and promotional practices

•	The Zyprexa product liability and related litigation, including claims brought on behalf of healthcare payors

•	The suits we have filed against several of our product liability insurance carriers with respect to our coverage for the Zyprexa product liability claims

That information is incorporated into this Item by reference.

Other Patent Litigation

During 2005, two generic pharmaceutical manufacturers, Apotex Inc. (Apotex) and Novopharm Ltd. (Novopharm) (a wholly-owned subsidiary of Teva), challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011) in Canada. The generic companies allege that our patent is invalid, obtained by fraud, or irrelevant. We currently anticipate a decision from the Canadian Federal Patent Court by April 2007 in the Apotex case and by September 2007 in the Novopharm case. In May 2004, Egis-Gyogyszergyar, a generic pharmaceutical manufacturer, challenged the validity of our Zyprexa compound and method-of-use patents (expiring in 2011) in Germany. We currently anticipate a decision from the German Patent Court in the second or third quarter of 2007. We have received challenges to Zyprexa patents in a number of other countries as well, including several Eastern European countries. We are vigorously contesting the various legal challenges to our Zyprexa patents. We cannot predict or determine the outcome of this litigation.

In October 2002, Pfizer Inc. filed a lawsuit in the United States District Court in Delaware against us, Lilly ICOS LLC, and ICOS Corporation alleging that the proposed marketing of Cialis for erectile dysfunction would infringe its newly issued method-of-use patent. In September 2003, the U.S. Patent and Trademark Office ordered that Pfizer’s patent be reexamined and in March 2006, the PTO finally rejected the broad method-of-use claim. Pfizer is appealing that decision. Meanwhile, the Delaware suit has been stayed pending the final outcome of the reexamination. In the U.K., European Union and Australia, this same patent has been held finally invalid and Pfizer has revoked this patent in New Zealand and South Africa. In Brazil, Pfizer is appealing a lower court decision holding this patent invalid. In Mexico and Canada infringement and nullification actions are still pending. We intend to vigorously defend this litigation and expect to prevail. However, it is not possible to predict or determine the outcome of this litigation.

Other Product Liability Litigation

We are currently a defendant in a variety of product liability lawsuits in the United States involving primarily Zyprexa, diethylstilbestrol (“DES”) and thimerosal.

In approximately 85 U.S. actions involving approximately 140 claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who were prescribed DES during pregnancy.

We have been named as a defendant in approximately 355 actions in the U.S., involving approximately 930 claimants, brought in various state courts and federal district courts on behalf of children with autism or other neurological disorders who received childhood vaccines (manufactured by other companies) that contained thimerosal, a generic preservative used in certain vaccines in the U.S. beginning in the 1930s. We purchased patents and conducted research pertaining to thimerosal in the 1920s. We have been named in the suits even though we discontinued manufacturing the raw material in 1974 and discontinued selling it in the United States to vaccine manufacturers in 1992. The lawsuits typically name the vaccine manufacturers as well as Lilly and other distributors of thimerosal, and allege that the children’s exposure to thimerosal-containing vaccines caused their autism or other neurological disorders. We strongly deny any liability in these cases. There is no credible scientific evidence establishing a causal relationship between thimerosal-containing vaccines and autism or other neurological disorders. In addition, we believe the majority of the cases should not be prosecuted in the courts in which they have been brought because the underlying claims are subject to the National Childhood Vaccine Injury Act of 1986. Implemented in 1988, the Act established a mandatory, federally administered no-fault claims process for individuals who allege that they were harmed by the administration of childhood vaccines. Under the Act, claims must first be brought before the U.S. Court of Claims for an award determination under the compensation guidelines established pursuant to the Act. Claimants who are unsatisfied with their awards under the Act may reject the award and seek traditional judicial remedies.

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

Between 2003 and 2005, various counties in New York sued us and many other pharmaceutical manufacturers, claiming in general that as a result of alleged improprieties by the manufacturers in the calculation and reporting of average wholesale prices for purposes of Medicaid reimbursement, the counties overpaid their portion of the cost of pharmaceuticals. The suits seek monetary and other relief, including civil penalties and treble damages. A similar suit was filed against us and many other manufacturers by the state of Mississippi. The suits have been transferred to the U.S. District Court for the District of Massachusetts for pretrial proceedings and are in the earliest stages

During 2004 we, along with several other pharmaceutical companies, were named in one consolidated case in Minnesota federal court brought on behalf of consumers alleging that the conduct of pharmaceutical companies in preventing commercial importation of prescription drugs from outside the United States violated antitrust laws and one case in California state court brought by several pharmacies in which plaintiffs’ claims are less specifically stated, but are substantially similar to the claims asserted in Minnesota. Both cases seek restitution for alleged overpayments for pharmaceuticals and an injunction against the allegedly violative conduct. The federal district court in the Minnesota case has dismissed the federal claims, ruling that the state claims must be brought in separate state court actions. The Eighth Circuit Court of Appeals has affirmed the district court’s decision. In the California case, summary judgment has been granted to Lilly and the other defendants. The plaintiffs have appealed that decision.

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

During the fourth quarter of 2006, no matters were submitted to a vote of security holders.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

You can find information relating to the principal market for our common stock and related stockholder matters at Part II, Item 8 under “Selected Quarterly Data (unaudited)” and “Selected Financial Data (unaudited).” That information is incorporated here by reference.

The following table summarizes the activity related to repurchases of our equity securities during the fourth quarter ended December 31, 2006:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

	(in thousands)			(Dollars in millions)

October 2006	30	$57.50	—	$419.2
November 2006	1	56.98	—	419.2
December 2006	—	—	—	419.2

Total	31		—

The amounts presented in columns (a) and (b) above represent purchases of common stock related to employee stock option exercises. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.00 billion share repurchase program announced in March 2000. As of December 31, 2006, we have purchased $2.58 billion related to this program.

Item 6.	Selected Financial Data

You can find selected financial data for each of our five most recent fiscal years in Part II, Item 8 under “Selected Financial Data (unaudited).” That information is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE OVERVIEW

This section provides an overview of our financial results, significant business development, recent product and late-stage pipeline developments, and legal and governmental matters affecting our company and the pharmaceutical industry.

Financial Results

We achieved worldwide sales growth of 7 percent, primarily as a result of strong growth of our newer products. We increased our investment in marketing expenses in support of key products, primarily Cymbalta® and diabetes care products, and continued our commitment to research and development, investing approximately 20 percent of our sales during 2006. Our results also benefited from continued growth in profitability of the Lilly ICOS joint venture as well as cost-containment and productivity initiatives. Net income was $2.66 billion, or $2.45 per share, in 2006 as compared with $1.98 billion, or $1.81 per share, in 2005, representing an increase in net income and earnings per share of 35 percent. Net income comparisons between 2006 and 2005 are affected by the impact of the following significant items that are reflected in our financial results (see Notes 2, 4, and 13 to the consolidated financial statements for additional information):

2006

•	We recognized asset impairments, restructuring and other special charges of $450.3 million (pretax) in the fourth quarter, which decreased earnings per share by $.31 (Note 4).

•	In the fourth quarter, we incurred a charge related to Zyprexa® product liability litigation matters of $494.9 million (pretax), or $.42 per share (Notes 4 and 13).

2005

•	We incurred a charge related to product liability litigation matters, primarily related to Zyprexa, of $1.07 billion (pretax), which decreased earnings per share by $.90 in the second quarter of 2005 (Notes 4 and 13).

•	We recognized asset impairments and other special charges of $171.9 million (pretax) in the fourth quarter, which decreased earnings per share by $.14 (Note 4).

•	We adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, in the fourth quarter of 2005. The adoption of FIN 47 resulted in an adjustment for the cumulative effect of a change in accounting principle of $22.0 million (after-tax), which decreased earnings per share by $.02 (Note 2).

Business Development, and Recent Product and Late-Stage Pipeline Developments

Our long-term success depends, to a great extent, on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies. We have achieved a number of successes with recent product launches and late-stage pipeline developments, including:

•	On January 29, 2007, we completed the acquisition of ICOS Corporation for approximately $2.3 billion in cash. The acquisition brings the full value of Cialis® to us and enables us to realize operational efficiencies in the further development, marketing and selling of this product. The allocation of the purchase price has not yet been completed; however, we anticipate that the one-time charge to earnings for acquired in-process research and development (IPR&D) will approximate $300 million (no tax benefit) (Note 3).

•	In November 2006, we received European Commission authorization to market Byetta® as a treatment for type 2 diabetes with our partner, Amylin Pharmaceuticals, Inc. (Amylin). In addition, in December 2006, we received approval from the U.S. Food and Drug Administration (FDA) for Byetta as an add-on therapy to improve blood sugar control in people with type 2 diabetes who have not achieved adequate control on a thiazolidinedione (TZD).

•	We submitted a New Drug Application (NDA) to the FDA for Evista® for the reduction in risk of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for breast cancer.

•	We initiated a Phase III clinical trial to study enzastaurin as a maintenance therapy to prevent relapse in patients with non-Hodgkin’s lymphoma. Additionally, we closed the enrollment of a Phase III study of enzastaurin for the treatment of recurrent glioblastoma after an external data monitoring committee determined the study would likely not meet its primary efficacy endpoint.

•	In July 2006, we received FDA approval for Gemzar®for the treatment of recurrent ovarian cancer in combination with carboplatin. Additionally, the United Kingdom’s National Institute for Health and Clinical Excellence has recommended Gemzar coverage under the UK’s National Health Service for the use of Gemzar, in combination with paclitaxel, within a limited population of breast cancer patients.

•	In September 2006, we received an approvable letter from the FDA for Arxxanttm for the treatment of diabetic retinopathy. The FDA has indicated that it will require efficacy data from an additional Phase III study before it will consider approving the molecule. We decided to appeal the FDA’s decision and began discussions with the agency. There can be no assurance that our appeal will be successful.

•	We submitted a supplemental NDA to the FDA for Cymbalta for the treatment of generalized anxiety disorder. We are also conducting Phase III studies on Cymbalta for the treatment of fibromyalgia, a chronic, often debilitating pain disorder.

•	In January 2007, we licensed from OSI Pharmaceuticals, Inc. (OSI), its glucokinase activator (GKA) program for the treatment of type 2 diabetes, including the lead compound PSN010. We received an exclusive license to develop and market any compounds derived from the GKA program. Under the terms of the agreement, we paid an upfront fee of $25.0 million (pretax) (Note 3).

•	In January 2007, along with our partner, Daiichi Sankyo, we announced that we completed enrollment in the TRITON study, a Phase III head-to-head study comparing prasugrel to clopidogrel (Plavix®) in patients with acute coronary syndrome undergoing percutaneous coronary intervention (PCI).

Legal and Governmental Matters

In December 2006, the U.S. Court of Appeals for the Federal Circuit affirmed a district court ruling upholding the validity of our Zyprexa patent. We are very confident we will maintain our U.S. patent protection on Zyprexa until 2011.

We have reached agreements with claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a total of approximately 28,500 claims against us relating to the medication. Approximately 1,300 claims remain. As a result of our product liability exposures, the substantial majority of which were related to

Zyprexa, we recorded net pretax charges of $1.07 billion in the second quarter of 2005 and $494.9 million in the fourth quarter of 2006.

In March 2004, we were notified by the U.S. Attorney’s office for the Eastern District of Pennsylvania that it had commenced a civil investigation relating to our U.S. marketing and promotional practices.

In the United States, implementation of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), which provides a prescription drug benefit under the Medicare program, took effect January 1, 2006. In 2006, we experienced a one-time sales benefit as a result of MMA; however, in the long term there is additional risk of increased pricing pressures. While the MMA prohibits the Secretary of Health and Human Services (HHS) from directly negotiating prescription drug prices with manufacturers, legislation was passed in early 2007 by the U.S. House of Representatives that would require HHS to negotiate directly with pharmaceutical manufacturers. This legislation will be considered by the U.S. Senate. MMA retains the authority of the Secretary of HHS to prohibit the importation of prescription drugs. Legislation to allow for broad-scale importation has been presented to both the House of Representatives and the Senate. The proposed legislation could remove that authority and allow for the importation of products into the U.S. If adopted, such legislation would likely have a negative effect on our U.S. sales. Current importation language allows for medication to be carried in person from Canada to the U.S. and does not authorize mail or Internet importation. Further, the language disallows certain medications including injectibles. We believe the expanded prescription drug coverage for seniors under the MMA has further alleviated the perceived need for a federal importation scheme. However, notwithstanding the federal law that continues to prohibit all but the very narrow drug importation detailed above, several states have implemented importation schemes for their citizens, usually involving a website that links patients to selected Canadian pharmacies.

The successful implementation of the MMA may relieve some state budget pressures but is unlikely to result in reduced pricing pressures at the state level. A majority of states have implemented supplemental rebates and restricted formularies in their Medicaid programs, and these programs are expected to continue in the post-MMA environment. Moreover, under the 2005 federal Deficit Reduction Act, states will have greater flexibility to impose new cost-sharing requirements on Medicaid beneficiaries for non-preferred prescription drugs that will result in certain beneficiaries bearing more of the cost. Several states also are attempting to extend discounted Medicaid prices to non-Medicaid patients. As a result, we expect pressures on pharmaceutical pricing to continue.

As it relates to the Medicare program, Lilly has implemented the LillyMedicareAnswers program. Lilly- MedicareAnswers is a new patient assistance program that provides certain eligible Medicare Part D enrolled patients access to a one month’s-supply of select medications for a $25 administrative fee per prescription. Medications available via the program include Zyprexa, Forteo®, and Humatrope®.

International operations also are generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property protection.

OPERATING RESULTS — 2006

Sales

Our worldwide sales for 2006 increased 7 percent, to $15.69 billion, driven primarily by sales growth of Cymbalta, Forteo, Byetta, Zyprexa, and Alimta®. Worldwide sales volume increased 3 percent and selling prices increased sales by 4 percent. Foreign exchange rates did not impact our overall sales growth. Sales in the U.S. increased 10 percent, to $8.60 billion, driven primarily by increased sales of Cymbalta, diabetes care products, Forteo, and Zyprexa. U.S. growth comparisons benefited from an estimated $170 million of wholesaler destocking that had occurred in 2005 as a result of restructuring our arrangements with our U.S. wholesalers in the first quarter of 2005. Additionally, we experienced a one-time sales benefit resulting from a shift of certain low-income patients from Medicaid to Medicare and increased access to medical coverage by certain patients previously covered under our LillyAnswers program following the implementation of MMA in 2006. This contributed part of the increases in U.S. net effective sales prices of 9 percent. Sales outside the U.S. increased 4 percent, to $7.09 billion, driven by growth of Cymbalta, Alimta, and Zyprexa.

Zyprexa, our top-selling product, is a treatment for schizophrenia, bipolar mania, and bipolar maintenance. Zyprexa sales in the U.S. increased 4 percent in 2006, driven by higher prices, offset in part by lower demand. The increase in net effective selling prices was partially due to the transition of certain low-income patients from Medicaid to Medicare. Sales outside the U.S. increased 4 percent, driven primarily by increased demand, offset in part by declining prices.

The following table summarizes our net sales activity in 2006 compared with 2005:

	Year Ended			Year Ended	Percent
	December 31, 2006			December 31, 2005	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2005

(Dollars in millions)

Zyprexa	$2,106.2	$2,257.4	$4,363.6	$ 4,202.3	4
Gemzar	609.8	798.3	1,408.1	1,334.5	6
Cymbalta	1,158.7	157.7	1,316.4	679.7	94
Humalog®	811.0	488.5	1,299.5	1,197.7	9
Evista	664.0	381.3	1,045.3	1,036.1	1
Humulin®	367.9	557.4	925.3	1,004.7	(8)
Animal health products	405.9	469.6	875.5	863.7	1
Alimta	350.1	261.7	611.8	463.2	32
Forteo	416.2	178.1	594.3	389.3	53
Strattera®	509.2	69.8	579.0	552.1	5
Actos®	279.1	169.4	448.5	493.0	(9)
Humatrope	202.3	213.3	415.6	414.4	0
Fluoxetine products	152.8	162.3	315.1	453.4	(31)
ReoPro®	110.4	170.0	280.4	296.7	(5)
Anti-infectives	25.1	249.5	274.6	443.9	(38)
Byetta	219.0	—	219.0	39.6	NM
Cialis[2]	3.7	212.1	215.8	169.9	27
Xigris®	103.4	88.8	192.2	214.6	(10)
Other pharmaceutical products	104.4	206.6	311.0	396.5	(22)

Total net sales	$8,599.2	$7,091.8	$15,691.0	$14,645.3	7

NM — Not meaningful

[1]	U.S. sales include sales in Puerto Rico.

[2]	Cialis had worldwide 2006 sales of $971.0 million, representing an increase of 30 percent compared with 2005. The sales shown in the table above represent results only in the territories in which we market Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture territory sales, net of expenses and income taxes, is reported in other income — net in our consolidated statements of income.

Diabetes care products, composed primarily of Humalog, our insulin analog; Humulin, a biosynthetic human insulin; Actos, an oral agent for the treatment of type 2 diabetes; and Byetta, the first in a new class of medicines known as incretin mimetics for type 2 diabetes that we market with Amylin, had aggregate worldwide revenues of $2.96 billion in 2006, an increase of 6 percent. Diabetes care revenues in the U.S. increased 8 percent, to $1.73 billion. Diabetes care revenues outside the U.S. increased 2 percent, to $1.23 billion. Results from our primary diabetes care products are as follows:

•	Humalog sales increased 10 percent in the U.S., due primarily to higher prices and increased 7 percent outside the U.S., due primarily to increased volume, offset partially by lower prices.

•	Humulin sales in the U.S. decreased 10 percent due primarily to decreased volume, offset partially by increased selling prices. Outside the U.S., Humulin sales decreased 6 percent due to decreases in demand and selling prices.

•	Actos revenues in the U.S., the majority of which represent service revenues from a copromotion agreement in the U.S. with Takeda Pharmaceuticals North America (Takeda), decreased 22 percent in 2006. Actos is manufactured by Takeda Chemical Industries, Ltd., and sold in the U.S. by Takeda. Our U.S. marketing rights with respect to Actos expired in September 2006; however, we will continue receiving royalties from Takeda. As a result, our revenues from Actos will decline each year through September 2009. Our arrangement outside the U.S. continues. Sales outside the U.S. increased 23 percent, due primarily to increased volume in addition to a favorable impact of foreign exchange rates, offset in part by lower prices.

•	Sales of Byetta, launched in the U.S. in June 2005, were $430.2 million for 2006. We report as revenue our 50 percent share of Byetta’s gross margin and our sales of Byetta pen delivery devices to Amylin.

Sales of Gemzar, a product approved to fight various cancers, increased 4 percent in the U.S., due primarily to higher prices as well as the reductions in U.S. wholesaler inventory levels in 2005. Gemzar sales increased 7 percent outside the U.S., driven by strong volume.

Sales of Cymbalta, a product for the treatment of major depressive disorder and diabetic peripheral neuropathic pain, increased 82 percent in the U.S., due to strong demand. Sales of Cymbalta outside the U.S. reflect international launches. Worldwide sales exceeded $1 billion in 2006, the product’s second full year on the market.

Sales of Evista, a product for the prevention and treatment of osteoporosis, increased 2 percent in the U.S. due to higher prices, offset partially by a decline in demand. Outside the U.S., sales of Evista decreased 1 percent, driven by lower prices, offset by an increase in demand.

Sales of Alimta, a treatment for malignant pleural mesothelioma and second-line treatment for non-smallcell lung cancer (NSCLC), increased 18 percent and 57 percent in the U.S. and outside the U.S., respectively, due primarily to increased demand.

Sales of Forteo, a treatment for severe osteoporosis, increased 57 percent in the U.S. In addition to increased demand, U.S. sales significantly benefited from patients’ access to medical coverage through the Medicare Part D program and from decreased utilization of our U.S. patient assistance program, LillyAnswers. Sales outside the U.S. increased 43 percent, reflecting a strong demand.

Sales of Strattera, a treatment for attention-deficit hyperactivity disorder in children, adolescents, and adults, increased 2 percent in the U.S. due to higher prices as well as the reductions in U.S. wholesaler inventory levels in 2005, offset by a decline in demand. Sales outside the U.S. increased 31 percent due primarily to increased demand in addition to a modest favorable impact of foreign exchange rates, offset partially by lower prices.

Total product sales of Cialis, an erectile dysfunction treatment, increased 38 percent in the U.S. and 24 percent outside the U.S. Worldwide Cialis sales growth reflects the impact of market share gains, market growth, and price increases during 2006. Cialis sales in our territories are reported in net sales, while our 50 percent share of the joint-venture net income is reported in other income — net. All sales of Cialis subsequent to the ICOS acquisition in 2007 will be included in our revenue.

Animal health product sales in the U.S. increased 10 percent, due primarily to increased demand led by Rumensin® and Tylan®. Sales outside the U.S. decreased 5 percent, driven primarily by the decrease in the sales of Surmax® as a result of the European Union’s growth promotion use ban on the product, effective January 1, 2006.

Gross Margin, Costs, and Expenses

The 2006 gross margin increased to 77.4 percent of sales compared with 76.3 percent for 2005. This increase was primarily due to increased product prices and increased production volume, partially offset by higher manufacturing expenses.

Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 7 percent in 2006. Investment in research and development increased 3 percent, to $3.13 billion, primarily due to increases in discovery research and clinical trial costs. We continued to be a leader in our industry peer group by investing approximately 20 percent of our sales into research and development during 2006. Marketing and administrative expenses increased 9 percent in 2006, to $4.89 billion. This increase was largely attributable to increased marketing expenses in support of key products, primarily Cymbalta and the diabetes care franchise, and an increase in litigation-related costs.

Other income — net decreased $76.4 million, to $237.8 million, and consists of interest expense, interest income, the after-tax operating results of the Lilly ICOS joint venture, and all other miscellaneous income and expense items.

•	Interest expense for 2006 increased $132.9 million, to $238.1 million. This increase is a result of higher interest rates and less capitalized interest due to the completion in late 2005 of certain manufacturing facilities.

•	Interest income for 2006 increased $49.8 million, to $261.9 million, due to higher short-term interest rates.

•	The Lilly ICOS joint-venture income was $96.3 million in 2006 as compared to $11.1 million in 2005. The increase was due to increased Cialis sales and decreased selling and marketing expenses.

•	Net other miscellaneous income items decreased $78.5 million to $117.7 million, primarily as a result of less income related to the outlicensing of legacy products and partnered compounds in development.

We incurred tax expense of $755.3 million in 2006, resulting in an effective tax rate of 22.1 percent, compared with 26.3 percent for 2005. The effective tax rates for 2006 and 2005 were affected primarily by the product liability charges of $494.9 million and $1.07 billion, respectively. The tax expense of these charges was less than our effective tax rate, as the tax expense was calculated based upon existing tax laws in the countries in which we reasonably expect to deduct the charge. See Note 10 to the consolidated financial statements for additional information.

OPERATING RESULTS — 2005

Financial Results

We achieved worldwide sales growth of 6 percent, due in part to the launch in 2004 of five new products as well as six new indications or formulations for expanded use of new and existing products in key markets. In addition, we launched one new product in the U.S. and several new products, new indications, or new formulations in key markets in 2005. We continued our substantial investments in our manufacturing operations and research and development activities, resulting in cost of products sold and research and development costs increasing at rates greater than sales. Despite product launch expenditures, our cost-containment and productivity measures contributed to marketing and administrative expenses increasing at a rate less than sales. During 2005, we began to expense stock options, which had the effect of increasing our research and development and marketing and administrative expenses. We also benefited from an increase in other income — net, due primarily to increased profitability of the Lilly ICOS joint venture, and a decrease in the tax rate in 2005. Net income was $1.98 billion, or $1.81 per share, in 2005 as compared with $1.81 billion, or $1.66 per share, in 2004, representing an increase in net income and earnings per share of 9 percent. Certain items, reflected in our operating results for 2005 and 2004, should be considered in comparing the two years. The significant items for 2005 are summarized in the Executive Overview. The 2004 items are summarized as follows (see Notes 1, 3, 4, 7, and 10 to the consolidated financial statements for additional information):

•	In 2005, we began to expense stock options in accordance with SFAS 123(R). Had we expensed stock options in 2004, our 2004 net income would have been lower by $266.4 million, which would have decreased earnings per share by $.24 per share (Notes 1 and 7).

•	We recognized asset impairment charges, streamlined our infrastructure, and provided for the anticipated resolution of the government investigation of Evista marketing and promotional practices, resulting in charges of $108.9 million (pretax) in the second quarter of 2004 and $494.1 million (pretax) in the fourth quarter of 2004, which decreased earnings per share by $.08 and $.30, respectively (Note 4).

•	We incurred charges for acquired in-process research and development (IPR&D) of $362.3 million (no tax benefit) in the first quarter of 2004 related to the acquisition of Applied Molecular Evolution, Inc. (AME), and $29.9 million (pretax) in the fourth quarter of 2004 related to our acquisition of a Phase I compound under development as a potential treatment for insomnia, which decreased earnings per share by $.33 in the first quarter of 2004 and $.02 in the fourth quarter of 2004 (Note 3).

•	We recognized tax expenses of $465.0 million in the fourth quarter of 2004 associated with the anticipated repatriation in 2005 of $8.00 billion of our earnings reinvested outside the U.S., as a result of the passage of the American Jobs Creation Act of 2004 (AJCA). This tax expense decreased earnings per share by $.43 in that quarter (Note 10).

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

The following table summarizes our net sales activity in 2005 compared with 2004:

	Year Ended			Year Ended	Percent
	December 31, 2005			December 31, 2004	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2004

(Dollars in millions)

Zyprexa	$2,034.9	$2,167.4	$4,202.3	$ 4,419.8	(5)
Gemzar	586.1	748.4	1,334.5	1,214.4	10
Humalog	739.6	458.1	1,197.7	1,101.6	9
Evista	652.9	383.2	1,036.1	1,012.7	2
Humulin	410.7	594.0	1,004.7	997.7	1
Animal health products	370.3	493.4	863.7	798.7	8
Cymbalta	636.2	43.5	679.7	93.9	NM
Strattera	498.7	53.4	552.1	666.7	(17)
Actos	355.7	137.3	493.0	452.9	9
Alimta	296.3	166.9	463.2	142.6	NM
Fluoxetine products	249.1	204.3	453.4	559.0	(19)
Anti-infectives	133.3	310.6	443.9	478.0	(7)
Humatrope	184.5	229.9	414.4	430.3	(4)
Forteo	264.7	124.6	389.3	238.6	63
ReoPro	119.8	176.9	296.7	362.8	(18)
Xigris	118.9	95.7	214.6	201.8	6
Cialis[2]	2.3	167.6	169.9	130.6	30
Symbyax®	52.6	1.3	53.9	70.2	(23)
Other pharmaceutical products	91.5	290.7	382.2	485.6	(21)

Total net sales	$7,798.1	$6,847.2	$14,645.3	$13,857.9	6

NM — Not meaningful

[1]	U.S. sales include sales in Puerto Rico.

[2]	Cialis had worldwide 2005 sales of $746.6 million, representing an increase of 35 percent compared with 2004. The sales shown in the table above represent results only in the territories in which we market Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture territory sales, net of expenses and income taxes, is reported in other income — net in our consolidated statements of income.

Zyprexa sales in the U.S. decreased 16 percent in 2005, resulting from a decline in underlying demand due to continuing competitive pressures. Sales outside the U.S. in 2005 increased 9 percent, driven by volume growth in a number of major markets and the favorable impact of exchange rates. Excluding the impact of exchange rates, sales of Zyprexa outside the U.S. increased by 6 percent.

Diabetes care products had aggregate worldwide revenues of $2.80 billion in 2005, an increase of 7 percent. Diabetes care revenues in the U.S. increased 7 percent, to $1.59 billion, primarily driven by higher prices, offset partially by a decline in underlying demand due to continued competitive pressures in the insulins market and reductions in wholesaler inventory levels of insulins. Diabetes care revenues outside the U.S. increased 8 percent, to $1.20 billion. Humalog sales increased 8 percent in the U.S. and 10 percent outside the U.S. Humulin sales in the U.S. decreased 3 percent, while Humulin sales outside the U.S. increased 3 percent. Actos revenues increased 9 percent in 2005. Sales of Byetta were $74.6 million following its June 2005 launch. Our reported net sales of Byetta totaled $39.6 million in 2005.

Sales of Gemzar increased 4 percent in the U.S. in 2005 and were negatively affected by reductions in wholesaler inventory levels as a result of our restructured arrangements with our U.S. wholesalers. Gemzar sales increased 15 percent outside the U.S., driven by strong volume growth in a number of cancer indications.

Sales of Evista decreased 2 percent in the U.S. due to declines in U.S. underlying demand resulting from continued competitive pressures and to reductions in wholesaler inventory levels. This decline was partially offset by price increases. Outside the U.S., sales of Evista increased 11 percent, driven by volume growth in several markets and the early 2004 launch of the product in Japan.

Cymbalta was launched in the U.S. in late August 2004 for the treatment of major depressive disorder and in September 2004 for the treatment of diabetic peripheral neuropathic pain. Cymbalta launches began in Europe for the treatment of major depressive disorder during the first quarter of 2005. Cymbalta generated $679.7 million in sales in 2005.

Sales of Strattera declined 24 percent in the U.S. in 2005 due to wholesaler destocking resulting from restructured arrangements with our U.S. wholesalers and a decline in underlying demand. Sales outside the U.S. were $53.4 million in 2005, compared with $10.3 million in 2004, primarily reflecting launches in Australia, Canada, Germany, Mexico, and Spain.

Alimta was launched in the U.S. in February 2004 for the treatment of malignant pleural mesothelioma and in August for second-line treatment of non-smallcell lung cancer (NSCLC). Alimta was launched in several European countries in the second half of 2004 and throughout 2005. Alimta generated sales of $463.2 million in 2005.

Forteo increased 34 percent in the U.S. in 2005, driven by strong growth in underlying demand. Sales growth was offset, in part, by wholesaler destocking in the first half of 2005 related to our revised arrangements with U.S. wholesalers.

Cialis worldwide sales of $746.6 million in 2005 reflected an increase of 35 percent compared to 2004, and comprises $169.9 million of sales in our territories, and $576.7 million of sales in the joint-venture territories. Within the joint-venture territories, U.S. sales of Cialis were $272.9 million for 2005, an increase of 32 percent, despite wholesaler destocking in the first half of the year as a result of our restructured arrangements with our U.S. wholesalers.

Animal health product sales in the U.S. increased 9 percent, while sales outside the U.S. increased 7 percent, led by Rumensin and Paylean®.

Gross Margin, Costs, and Expenses

The 2005 gross margin decreased to 76.3 percent of sales compared with 76.7 percent for 2004. The decrease was primarily due to higher manufacturing expenses, partially offset by favorable product mix and lower factory inventory losses.

Operating expenses increased 8 percent in 2005. Investment in research and development increased 12 percent, to $3.03 billion, in 2005, due to the adoption of stock option expensing in 2005, decreased reimbursements from collaboration partners, and increased incentive compensation and benefits expenses. We continued to be a leader in our industry peer group by investing approximately 21 percent of our sales into research and development during 2005. Marketing and administrative expenses increased 5 percent in 2005, to $4.50 billion, due to the adoption of stock option expensing in 2005, and increased incentive compensation and benefits expenses. This comparison also benefited from a charitable contribution to the Lilly Foundation during the fourth quarter of 2004. Research and development expenses would have increased by 8 percent, and marketing and administrative expenses would have been flat for 2005, if 2004 had been restated as if stock options had been expensed.

Other income — net increased $35.8 million in 2005, to $314.2 million, due to the following:

•	Interest expense for 2005 increased $53.6 million, to $105.2 million, primarily due to increased interest rates.

•	Interest income for 2005 increased $55.4 million, to $212.1 million, due to increased investment balances and interest rates.

•	Our net income from the Lilly ICOS joint venture was $11.1 million for 2005, compared with a net loss of $79.0 million in 2004. The joint venture became profitable for the first time in the third quarter of 2005.

•	Net other miscellaneous income items decreased $56.1 million to $196.2 million, primarily as a result of less income related to the outlicense of legacy products and partnered products in development.

The effective tax rate for 2005 was 26.3 percent, compared with 38.5 percent for 2004. The effective tax rate for 2005 was affected by the product liability charge of $1.07 billion. The tax benefit of this charge was less than our effective tax rate, as the tax benefit was calculated based upon existing tax laws in the countries in which we reasonably expect to deduct the charge. The effective tax rate for 2004 was affected by the tax provision related to the expected repatriation of $8.00 billion of earnings reinvested outside the U.S. pursuant to the AJCA and the charge for acquired IPR&D related to the AME acquisition, which is not deductible for tax purposes. See Note 10 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

As of December 31, 2006, cash, cash equivalents, and short-term investments totaled $3.89 billion compared with $5.04 billion at December 31, 2005. Strong cash flow from operations in 2006 of $3.98 billion was more than offset by repayments of long-term debt of $2.78 billion, dividends paid of $1.74 billion, and capital expenditures of $1.08 billion.

Capital expenditures of $1.08 billion during 2006 were $220.3 million less than in 2005, due primarily to the management of capital spending and completion of key projects. We expect near-term capital expenditures to remain approximately the same as 2006 levels while we invest in our biotech and research and development initiatives, continue to upgrade our manufacturing facilities to enhance productivity and quality systems, and invest in the long-term growth of our diabetes care products.

Total debt as of December 31, 2006 was $3.71 billion, reflecting a net repayment of $2.78 billion during 2006. In early 2007, we issued approximately $2.5 billion of debt to finance our acquisition of ICOS, including the acquisition of ICOS stock and refinancing of ICOS debt. Our current debt ratings from Standard & Poor’s and Moody’s remain at AA and Aa3, respectively.

Dividends of $1.60 per share were paid in 2006, an increase of 5 percent from 2005. In the fourth quarter of 2006, effective for the first-quarter dividend in 2007, the quarterly dividend was increased to $.425 per share (a 6 percent increase), resulting in an indicated annual rate for 2007 of $1.70 per share. The year 2006 was the 122nd consecutive year in which we made dividend payments and the 39th consecutive year in which dividends have been increased.

We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including debt service, capital expenditures, costs associated with product liability litigation, dividends, and taxes in 2007. We believe that amounts available through our existing commercial paper program should be adequate to fund maturities of short-term borrowings, if necessary. We currently have $1.21 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program. Excluding the longterm debt issued for the ICOS acquisition, we plan to use available cash to repay approximately $1 billion of debt outside the U.S. by the end of 2007. Various risks and uncertainties, including those discussed in the Financial Expectations for 2007 section, may affect our operating results and cash generated from operations.

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

Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt positions and may enter into interest rate derivatives to help maintain that balance. Based on our overall interest rate exposure at December 31, 2006 and 2005, including derivatives and other interest rate risk-sensitive instruments, a hypothetical 10 percent change in interest rates applied to the fair value of the instruments as of December 31, 2006 and 2005, respectively, would have no material impact on earnings, cash flows, or fair values of interest rate risk-sensitive instruments over a one-year period.

Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and the Japanese yen. We face transactional currency exposures that arise when we enter into transactions, generally on an intercompany basis, denominated in currencies other than the local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We use forward contracts and purchased options to manage our foreign currency exposures. Our policy outlines the minimum and maximum hedge coverage of such exposures. Gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets, liabilities, commitments, and anticipated revenues. Considering our derivative financial instruments outstanding at December 31, 2006 and 2005, a hypothetical 10 percent change in exchange rates (primarily against the U.S. dollar) as of December 31, 2006 and 2005, respectively, would have no material impact on earnings, cash flows, or fair values of foreign currency rate risk-sensitive instruments over a one-year period. These calculations do not reflect the impact of the exchange gains or losses on the underlying positions that would be offset, in part, by the results of the derivative instruments.

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

Our current noncancelable contractual obligations that will require future cash payments are as follows (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Long-term debt, including interest payments[1]	$5,638.1	$374.0	$1,703.5	$265.4	$3,295.2
Capital lease obligations	152.6	19.8	36.1	24.2	72.5
Operating leases	412.2	92.2	136.0	76.8	107.2
Purchase obligations[2]	2,105.0	1,879.4	140.9	68.3	16.4
Other long-term liabilities reflected on our balance sheet[3]	836.8	78.6	135.9	138.2	484.1
Other[4]	67.1	67.1	—	—	—

Total	$9,211.8	$2,511.1	$2,152.4	$572.9	$3,975.4

[1]	Our long-term debt obligations include both our expected principal and interest obligations and our interest rate swaps. We used the interest rate forward curve at December 31, 2006 to compute the amount of the contractual obligation for interest on the variable rate debt instruments and swaps.

[2]	We have included the following:

•	Purchase obligations, consisting primarily of all open purchase orders at our significant operating locations as of December 31, 2006. Some of these purchase orders may be cancelable; however, for purposes of this disclosure, we have not distinguished between cancelable and noncancelable purchase obligations.

•	Contractual payment obligations with each of our significant vendors, which are noncancelable and are not contingent.

[3]	We have included our long-term liabilities consisting primarily of our nonqualified supplemental pension funding requirements and deferred compensation liabilities.

[4]	This category comprises primarily minimum pension funding requirements.

Individually, these arrangements are not material in any one reporting period. However, if milestones for multiple products covered by these arrangements would happen to be reached in the same reporting period, the aggregate charge to expense could be material to the results of operations in any one period. The inherent risk in pharmaceutical development makes it unlikely that this will occur, as the failure rate for products in development is very high. In addition, these arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves clinical testing objectives. We also note that, from a business perspective, we view these payments as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from sales of products. The contractual obligations table is current as of December 31, 2006. The amount of these obligations can be expected to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

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

Revenue Recognition and Sales Rebate and Discount Accruals

We recognize revenue from sales of products at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. For more than 90 percent of our sales, this is at the time products are shipped to the customer, typically a wholesale distributor or a major retail chain. The remaining sales are recorded at the point of delivery. Provisions for discounts and rebates are established in the same period the related sales are recorded.

We regularly review the supply levels of our significant products sold to major wholesalers in the U.S. and in major markets outside the U.S., primarily by reviewing periodic inventory reports supplied by our major wholesalers and available prescription volume information for our products, or alternative approaches. We attempt to maintain wholesaler inventory levels at an average of approximately one month or less on a consistent basis across our product portfolio. Causes of unusual wholesaler buying patterns include actual or anticipated product supply issues, weather patterns, anticipated changes in the transportation network, redundant holiday stocking, and changes in wholesaler business operations. An unusual buying pattern compared with underlying demand of our products outside the U.S. could also be the result of speculative buying by wholesalers in anticipation of price increases. When we believe wholesaler purchasing patterns have caused an unusual increase or decrease in the sales of a major product compared with underlying demand, we disclose this in our product sales discussion if the amount is believed to be material to the product sales trend; however, we are not always able to accurately quantify the amount of stocking or destocking.

As a result of restructuring our arrangements with our U.S. wholesalers in early 2005, reductions occurred in wholesaler inventory levels for certain products (primarily Strattera, Prozac, and Gemzar) that reduced our 2005 sales by approximately $170 million. The modified structure eliminates the incentive for speculative wholesaler buying and provides us improved data on inventory levels at our U.S. wholesalers. Wholesaler stocking and destocking activity historically has not caused any material changes in the rate of actual product returns, which have been approximately 1 percent of our net sales over the past three years and have not fluctuated significantly as a percent of sales.

We establish sales rebate and discount accruals in the same period as the related sales. The rebate/discount amounts are recorded as a deduction to arrive at our net sales. Sales rebates/discounts that require the use of judgment in the establishment of the accrual include Medicaid, managed care, Medicare, chargebacks, long-term care, hospital, discount card programs, and various other government programs. We base these accruals primarily upon our historical rebate/discount payments made to our customer segment groups and the provisions of current rebate/discount contracts. We calculate these rebates/discounts based upon a percentage of our sales for each of our products as defined by the statutory rates and the contracts with our various customer groups.

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

We believe that our accruals for sales rebates and discounts are reasonable and appropriate based on current facts and circumstances. Federally mandated Medicaid rebate and state pharmaceutical assistance programs (Medicaid) and Medicare rebates reduced sales by $571.7 million, $637.1 million, and $641.0 million in 2006, 2005, and 2004, respectively. A 5 percent change in the Medicaid and Medicare rebate amounts we recognized in 2006 would lead to an approximate $29 million effect on our income before income taxes. As of December 31, 2006, our Medicaid and Medicare rebate liability was $259.0 million.

Approximately 85 percent and 90 percent of our global rebate and discount liability resulted from sales of our products in the U.S. as of December 31, 2006 and 2005, respectively. The following represents a roll-forward of our most significant U.S. rebate and discount liability balances, including Medicaid (in millions):

	2006	2005

Rebate and discount liability, beginning of year	$379.4	$367.9
Reduction of net sales due to discounts and rebates[1]	1,246.1	1,300.1
Cash payments of discounts and rebates	(1,242.2)	(1,288.6)

Rebate and discount liability, end of year	$383.3	$379.4

[1]	Adjustments of the estimates for these rebates and discounts to actual results were less than 0.3 percent of net sales for each of the years presented.

Product Litigation Liabilities and Other Contingencies

Product litigation liabilities and other contingencies are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors we consider in developing our product litigation liability reserves and other contingent liability amounts include the merits and jurisdiction of the litigation, the nature and the number of other similar current and past litigation cases, the nature of the product and the current assessment of the science subject to the litigation, and the likelihood of settlement and current state of settlement discussions, if any. In addition, we accrue for certain product liability claims incurred, but not filed, to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. We accrue legal defense costs expected to be incurred in connection with significant product liability contingencies when probable and reasonably estimable.

We also consider the insurance coverage we have to diminish the exposure for periods covered by insurance. In assessing our insurance coverage, we consider the policy coverage limits and exclusions, the potential for denial of coverage by the insurance company, the financial position of the insurers, and the possibility of and the length of time for collection.

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

Periodically, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans. In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; our historical assumptions compared with actual results; an analysis of current market conditions and asset allocations (approximately 85 percent to 95 percent of which are growth investments); and the views of leading financial advisers and economists. We use an actuarially-determined, company-specific yield curve to determine the discount rate. In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages.

We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors. If the health-care-cost trend rates were to be increased by one percentage point each future year, the aggregate of the service cost and interest cost components of the 2006 annual expense would increase by approximately $28 million. A one-percentage-point decrease would decrease the aggregate of the 2006 service cost and interest cost by approximately $24 million. If the discount rate for 2006 were to be changed by a quarter percentage point, income before income taxes would change by approximately $28 million. If the expected return on plan assets for 2006 were to be changed by a quarter percentage point, income before income taxes would change by approximately $14 million. If our assumption regarding the expected age of future retirees for 2006 were adjusted by one year, our income before income taxes would be affected by approximately $29 million.

Impairment of Long-lived Assets

We review the carrying value of long-lived assets for potential impairment on a periodic basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment is determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value, and the cost basis is adjusted. The estimated future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Actual results could vary from these estimates.

Income Taxes

We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities, which may result in future tax and interest assessments by these authorities. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. We record a liability for tax contingencies when we believe it is probable that we will be assessed and the amount of the contingency can be reasonably estimated. The tax contingency reserve is adjusted for changes in facts and circumstances and additional uncertainties. For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We believe that our estimates for tax contingency reserves are appropriate and sufficient to pay assessments that may result from examinations of our tax returns.

We have recorded valuation allowances against certain of our deferred tax assets, primarily those that have been generated from net operating losses in certain taxing jurisdictions. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income or tax planning strategies in the jurisdictions associated with these carry forwards where history does not support such an assumption. Implementation of tax planning strategies to recover these deferred tax assets or future income generation in these jurisdictions could lead to the reversal of these valuation allowances and a reduction of income tax expense.

We believe that our estimates for the valuation allowances against the deferred tax assets are appropriate based on current facts and circumstances. A 5 percent change in the valuation allowance would result in a change in net income of approximately $25 million.

FINANCIAL EXPECTATIONS FOR 2007

For the full year of 2007, we expect earnings per share to be in the range of $2.89 to $2.99. This guidance includes the estimated $.10 per share dilutive impact of the ICOS acquisition related to the incremental interest expense on debt used to finance the acquisition, the amortization of ICOS intangibles and other integration costs. A disproportionate amount of this dilution is expected to be incurred in the first half of the year. This guidance also includes the IPR&D charges related to the ICOS acquisition and the in-licensing of a diabetes compound from OSI, together estimated to be a total of $.29 per share as discussed in Note 3, as well as additional restructuring and other special charges as discussed in Note 4, estimated to be $.07 per share. We expect sales to grow in the high single or low double digits, impacted favorably by the inclusion of all Cialis revenue subsequent to the acquisition. Gross margins as a percent of sales are expected to improve slightly compared with 2006. In addition, we expect operating expenses to grow in the low double digits, driven primarily by the inclusion of all Cialis operating expenses subsequent to the acquisition and increased marketing and selling expenses in support of Cymbalta, Zyprexa, and the diabetes care franchise, as well as ongoing investment in research and development that will continue to place Lilly among the industry leaders in terms of research and development as a percent of sales. We also expect other income — net to contribute less than $100 million, a reduction from 2006 due to the removal of the Lilly ICOS joint venture after-tax profit. Other income will primarily include net interest income and income from the partnering and out-licensing of molecules. In terms of cash flow, we expect a continuation of strong cash flow trends in 2007, with capital expenditures of approximately $1.1 billion.

Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the timing and scope of regulatory approvals and the success of our new product launches; asset impairments, restructurings, and acquisitions of compounds under development resulting in acquired in-process research and development charges; foreign exchange rates; wholesaler inventory changes; other regulatory developments, litigation and government investigations; and the impact of governmental actions regarding pricing, importation, and reimbursement for pharmaceuticals. We undertake no duty to update these forward-looking statements.

LEGAL AND REGULATORY MATTERS

We are a party to various legal actions and government investigations. The most significant of these are described below. While it is not possible to predict or determine the outcome of these matters, we believe that, except as specifically noted below, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.

Patent Litigation

We are engaged in the following patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):

•	Dr. Reddy’s Laboratories, Ltd. (Reddy), Teva Pharmaceuticals, and Zenith Goldline Pharmaceuticals, Inc., which was subsequently acquired by Teva Pharmaceuticals (together, Teva), each submitted Abbreviated New Drug Applications (ANDAs) seeking permission to market generic versions of Zyprexa prior to the expiration of our relevant U.S. patent (expiring in 2011) and alleging that this patent was invalid or not enforceable. We filed lawsuits against these companies in the U.S. District Court for the Southern District of Indiana, seeking a ruling that the patent is valid, enforceable and being infringed. The district court ruled in our favor on all counts on April 14, 2005, and on December 26, 2006, that ruling was upheld by the Court of Appeals for the Federal Circuit. Reddy and Teva are seeking a review of that decision. We are confident Reddy’s and Teva’s claims are without merit and we expect to prevail. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Barr Laboratories, Inc. (Barr), submitted an ANDA in 2002 seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In November 2002, we filed a lawsuit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Barr. Teva has also submitted an ANDA seeking permission to market a generic version of Evista. In June 2006, we filed a lawsuit against Teva in the U.S. District Court for the Southern District of Indiana, seeking a ruling that our relevant U.S. patents are valid, enforceable, and being infringed by Teva. No trial date has been set in either case. We believe Barr’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Sicor Pharmaceuticals, Inc. (Sicor), a subsidiary of Teva, submitted ANDAs in November 2005 seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (expiring in 2010 and 2013), and alleging that these patents are invalid. In February 2006, we filed a lawsuit against Sicor in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid and are being infringed by Sicor. In response to our lawsuit, Sicor filed a declaratory judgment action in the U.S. District Court for the Central District of California. Sicor also moved to dismiss our lawsuit in Indiana, asserting the Indiana court lacks jurisdiction. The California action has been dismissed. In September 2006, we received notice that Mayne Pharma (USA) Inc. (Mayne) filed a similar ANDA for Gemzar. In October 2006, we filed a lawsuit against Mayne in the Southern District of Indiana in response to the ANDA filing. In response to our lawsuit, Mayne filed a motion to our lawsuit, asserting the Indiana court lacks jurisdiction. In October 2006, we received notice that Sun Pharmaceutical Industries Inc. (Sun) filed an ANDA for Gemzar, alleging that the 2013 patent is invalid. In December 2006, we filed a lawsuit against Sun in the Southern District of Indiana in response to Sun’s ANDA filing. We expect to prevail in litigation involving our Gemzar patents and believe that claims made by these generic companies that our patents are not valid are without merit. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In June 2002, we were sued by Ariad Pharmaceuticals, Inc., the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body, and seeking royalties on past and future sales of these products. In June 2005, the United States Patent and Trademark Office commenced a re-examination of the patent in order to consider certain issues raised by us relating to the validity of the patent. On May 4, 2006, a jury in Boston issued an initial decision in the case that Xigris and Evista sales infringe the patent. The jury awarded the plaintiffs approximately $65 million in damages, calculated by applying a 2.3 percent royalty to all U.S. sales of Xigris and Evista from the date of issuance of the patent through the date of trial. We are seeking to have the jury verdict overturned by the trial court judge, and if unsuccessful, will appeal the decision to the Court of Appeals for the Federal Circuit. In addition, a separate bench trial with the U.S. District Court of Massachusetts was held the week of August 7, 2006, on our contention that the patent is unenforceable and impermissibly covers natural processes. No decision has been rendered. We believe that these allegations are without legal merit, that we will ultimately prevail on these issues and therefore that the likelihood of any monetary damages is remote.

Government Investigations

In March 2004, the office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it had commenced a civil investigation related to our U.S. marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa, Prozac, and Prozac Weeklytm.  In October 2005, the U.S. Attorney’s Office advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid®, Evista, Humalog, Humulin, Prozac, and Zyprexa. The inquiry includes a review of Lilly’s Medicaid best price reporting related to the product sales covered by the rebate agreements. We are cooperating with the U.S. Attorney in these investigations, including providing a broad range of documents and information relating to the investigations. In June 2005, we received a subpoena from the office of the Attorney General, Medicaid Fraud Control Unit, of the State of Florida, seeking production of documents relating to sales of Zyprexa and our marketing and promotional practices with respect to Zyprexa. In September 2006, we received a subpoena from the California Attorney General’s office seeking production of documents related to our efforts to obtain and maintain Zyprexa’s status on California’s formulary, marketing and promotional practices with respect to Zyprexa, and remuneration of health care providers. Beginning in August 2006, we have received civil investigative demands or subpoenas from the attorneys general of a number of states. Most of these requests are now part of a multistate investigative effort being coordinated by an executive committee of attorneys general. We are aware that 26 states are participating in this joint effort, and we anticipate that additional states will join the investigation. These attorneys general are seeking a broad range of Zyprexa documents, including documents relating to sales, marketing and promotional practices, and remuneration of health care providers. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or nonmonetary remedies. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.

Product Liability and Related Litigation

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

Since June 2005, we have entered into agreements with various claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a substantial majority of the claims. The agreements cover a total of approximately 28,500 claimants, including a large number of previously filed lawsuits and other asserted claims. The two primary settlements were as follows:

•	In June 2005, we reached an agreement in principle (and in September 2005 a final agreement) to settle more than 8,000 claims for $690.0 million plus $10.0 million to cover administration of the settlement. That settlement is being administered by special settlement masters appointed by Judge Weinstein.

•	In January 2007, we reached agreements with a number of plaintiffs’ attorneys to settle more than 18,000 claims for approximately $500 million.

The 2005 settlement totaling $700.0 million was paid during 2005. The January 2007 settlements were recorded in other current liabilities in our December 31, 2006 consolidated balance sheet and will be paid in the first quarter of 2007.

The U.S. Zyprexa product liability claims not subject to these agreements include approximately 340 lawsuits in the U.S. covering approximately 900 claimants and an additional 400 claims of which we are aware. In addition, we have been served with a lawsuit seeking class certification in which the members of the purported class are seeking refunds and medical monitoring. In early 2005, we were served with four lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. One of these four lawsuits has been certified for residents of Quebec. The allegations in the Canadian actions are similar to those in the litigation pending in the U.S.

We are prepared to continue our vigorous defense of Zyprexa in all remaining cases. We currently anticipate that trials in seven cases in the Eastern District of New York will begin in the second quarter of 2007.

We have insurance coverage for a portion of our Zyprexa product liability claims exposure. The third party insurance carriers have raised defenses to their liability under the policies and are seeking to rescind the policies. The dispute is now the subject of litigation in the federal court in Indianapolis against certain of the carriers and in arbitration in Bermuda against other carriers. While we believe our position has merit, there can be no assurance that we will prevail.

In addition, we have been named as a defendant in numerous other product liability lawsuits involving primarily diethylstilbestrol (DES) and thimerosal. The majority of these claims are covered by insurance, subject to deductibles and coverage limits.

In the second quarter of 2005, we recorded a net pretax charge of $1.07 billion for product liability matters. The charge took into account our estimated recoveries from our insurance coverage related to these matters. The charge covered the following:

•	The cost of the June 2005 Zyprexa settlements described above; and

•	Reserves for product liability exposures and defense costs regarding the then-known and expected product liability claims to the extent we could formulate a reasonable estimate of the probable number and cost of the claims. A substantial majority of those exposures and costs were related to then-known and expected Zyprexa claims.

As a result of the January 2007 settlements discussed above, we incurred a pretax charge of $494.9 million in the fourth quarter of 2006. The charge covered the following:

•	The cost of the January 2007 Zyprexa settlements; and

•	Reserves for product liability exposures and defense costs regarding the then-known and expected Zyprexa product liability claims to the extent we could formulate a reasonable estimate of the probable number and cost of the claims.

In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses. In 2006, we were served with similar lawsuits filed by the states of Alaska, West Virginia, New Mexico, and Mississippi in the courts of the respective states.

In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Two additional lawsuits were filed in the Eastern District of New York in 2006 on similar grounds. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.

We cannot predict with certainty the additional number of lawsuits and claims that may be asserted. In addition, although we believe it is probable, there can be no assurance that the January 2007 Zyprexa product liability settlements described above will be concluded. The ultimate resolution of Zyprexa product liability and related litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims for other products in the future. In the past few years, we have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market. Therefore, for substantially all of our currently marketed products, we have been and expect that we will continue to be largely self-insured for future product liability losses. In addition, as noted above, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 — A CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that any forward-looking statements or projections made by us, including those made in this document, are based on management’s expectations at the time they are made, but they are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, legal, and other factors that may affect our operations and prospects are discussed earlier in this section and our most recent report on Forms 10-Q and 10-K filed with the Securities and Exchange Commission. We undertake no duty to update forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) in Part II, Item 7 at “Review of Operations — Financial Condition.” That information is incorporated in this report by reference.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Income

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2006	2005	2004

	(Dollars in millions, except per-share data)

Net sales	$15,691.0	$14,645.3	$13,857.9
Cost of sales	3,546.5	3,474.2	3,223.9
Research and development	3,129.3	3,025.5	2,691.1
Marketing and administrative	4,889.8	4,497.0	4,284.2
Acquired in-process research and development (Note 3)	—	—	392.2
Asset impairments, restructuring, and other special charges (Note 4)	945.2	1,245.3	603.0
Other income — net	(237.8)	(314.2)	(278.4)

	12,273.0	11,927.8	10,916.0

Income before income taxes and cumulative effect of a change in accounting principle	3,418.0	2,717.5	2,941.9
Income taxes (Note 10)	755.3	715.9	1,131.8

Income before cumulative effect of a change in accounting principle	2,662.7	2,001.6	1,810.1
Cumulative effect of a change in accounting principle, net of tax (Note 2)	—	(22.0)	—

Net income	$2,662.7	$1,979.6	$1,810.1

Earnings per share — basic (Note 11)
Income before cumulative effect of a change in accounting principle	$2.45	$1.84	$1.67
Cumulative effect of a change in accounting principle	—	(0.02)	—

Net income	$2.45	$1.82	$1.67

Earnings per share — diluted (Note 11)
Income before cumulative effect of a change in accounting principle	$2.45	$1.83	$1.66
Cumulative effect of a change in accounting principle	—	(0.02)	—

Net income	$2.45	$1.81	$1.66

See notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2006	2005

	(Dollars in millions)

Assets
Current Assets
Cash and cash equivalents	$3,109.3	$3,006.7
Short-term investments	781.7	2,031.0
Accounts receivable, net of allowances of $82.5 (2006) and $66.3 (2005)	2,298.6	2,313.3
Other receivables	395.8	448.4
Inventories	2,270.3	1,878.0
Deferred income taxes (Note 10)	519.2	756.4
Prepaid expenses	319.5	362.0

Total current assets	9,694.4	10,795.8
Other Assets
Prepaid pension (Note 12)	1,091.5	2,419.6
Investments (Note 5)	1,001.9	1,296.6
Sundry (Note 8)	2,015.3	2,156.3

	4,108.7	5,872.5

Property and Equipment, net	8,152.3	7,912.5

	$21,955.4	$24,580.8

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt (Note 6)	$219.4	$734.7
Accounts payable	789.4	781.3
Employee compensation	607.7	548.8
Sales rebates and discounts	508.3	491.2
Dividends payable	463.3	436.5
Income taxes payable (Note 10)	640.6	884.9
Other current liabilities (Note 8)	1,856.8	1,838.9

Total current liabilities	5,085.5	5,716.3

Other Liabilities
Long-term debt (Note 6)	3,494.4	5,763.5
Accrued retirement benefit (Note 12)	1,586.9	787.9
Deferred income taxes (Note 10)	62.2	695.1
Other noncurrent liabilities (Note 8)	745.7	826.1

	5,889.2	8,072.6
Commitments and contingencies (Note 13)

Shareholders’ Equity (Notes 7 and 9)
Common stock — no par value
Authorized shares: 3,200,000,000
Issued shares: 1,132,578,231 (2006) and 1,131,070,629 (2005)	707.9	706.9
Additional paid-in capital	3,571.9	3,323.8
Retained earnings	10,926.7	10,027.2
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs — ESOP	(100.7)	(106.3)
Accumulated other comprehensive loss (Note 14)	(1,388.7)	(420.6)

	11,082.1	10,896.0
Less cost of common stock in treasury
2006 — 909,573 shares
2005 — 933,584 shares	101.4	104.1

	10,980.7	10,791.9

	$21,955.4	$24,580.8

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2006	2005	2004

	(Dollars in millions)

Cash Flows From Operating Activities
Net income	$2,662.7	$1,979.6	$1,810.1
Adjustments To Reconcile Net Income To Cash Flows From Operating Activities
Depreciation and amortization	801.8	726.4	597.5
Change in deferred taxes	346.8	(347.5)	772.4
Stock-based compensation expense	359.3	403.5	53.0
Acquired in-process research and development, net of tax	—	—	381.7
Asset impairments, restructuring, and other special charges, net of tax	797.4	1,128.7	374.3
Other, net	(196.8)	(30.0)	171.5

	4,771.2	3,860.7	4,160.5
Changes in operating assets and liabilities
Receivables — (increase) decrease	243.9	(286.4)	(240.8)
Inventories — (increase) decrease	(60.2)	72.1	(111.6)
Other assets — increase	(43.0)	(269.4)	(765.2)
Accounts payable and other liabilities — decrease	(936.0)	(1,463.4)	(173.4)

	(795.3)	(1,947.1)	(1,291.0)

Net Cash Provided by Operating Activities	3,975.9	1,913.6	2,869.5

Cash Flows From Investing Activities
Purchases of property and equipment	(1,077.8)	(1,298.1)	(1,898.1)
Disposals of property and equipment	65.2	11.1	20.5
Net changes in short-term investments	1,247.5	62.7	(1,119.0)
Proceeds from sales and maturities of noncurrent investments	1,507.7	545.1	14,849.3
Purchases of noncurrent investments	(1,313.2)	(1,183.1)	(11,967.7)
Purchases of in-process research and development	—	—	(29.9)
Cash paid for acquisition of Applied Molecular Evolution, net of cash acquired	—	—	(71.7)
Other, net	179.0	(353.6)	(468.2)

Net Cash Provided by (Used for) Investing Activities	608.4	(2,215.9)	(684.8)

Cash Flows From Financing Activities
Dividends paid	(1,736.3)	(1,654.9)	(1,539.8)
Purchases of common stock	(122.1)	(377.9)	—
Issuances of common stock under stock plans	59.6	105.9	117.9
Net changes in short-term borrowings	(8.4)	(1,988.7)	1,478.2
Proceeds from issuance of long-term debt	—	3,000.0	1,000.0
Repayments of long-term debt	(2,781.5)	(1,004.7)	(839.2)
Other, net	9.9	39.8	(13.4)

Net Cash Provided by (Used for) Financing Activities	(4,578.8)	(1,880.5)	203.7

Effect of exchange rate changes on cash	97.1	(175.8)	220.6

Net increase (decrease) in cash and cash equivalents	102.6	(2,358.6)	2,609.0
Cash and cash equivalents at beginning of year	3,006.7	5,365.3	2,756.3

Cash and Cash Equivalents at End of Year	$3,109.3	$3,006.7	$5,365.3

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2006	2005	2004

	(Dollars in millions)

Net income	$2,662.7	$1,979.6	$1,810.1
Other comprehensive income (loss)
Foreign currency translation gains (losses)	542.4	(533.4)	441.7
Net unrealized gains (losses) on securities	(3.2)	0.3	(25.9)
Minimum pension liability adjustment	(18.8)	(87.8)	(4.4)
Effective portion of cash flow hedges	143.3	(81.7)	(53.7)

Other comprehensive income (loss) before income taxes	663.7	(702.6)	357.7
Provision for income taxes related to other comprehensive income (loss) items	(43.1)	63.4	21.0

Other comprehensive income (loss) (Note 14)	620.6	(639.2)	378.7

Comprehensive income	$3,283.3	$1,340.4	$2,188.8

See notes to consolidated financial statements.

Segment Information

We operate in one significant business segment — pharmaceutical products. Operations of the animal health business segment are not material and share many of the same economic and operating characteristics as pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting.

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2006	2005	2004

	(Dollars in millions)

Net sales — to unaffiliated customers
Neurosciences	$6,728.5	$6,080.0	$6,052.5
Endocrinology	5,014.5	4,636.9	4,290.9
Oncology	2,020.2	1,801.0	1,366.2
Animal health	875.5	863.7	798.7
Cardiovascular	514.6	608.9	658.7
Anti-infectives	274.6	443.9	478.0
Other pharmaceuticals	263.1	210.9	212.9

Net sales	$15,691.0	$14,645.3	$13,857.9

Geographic Information
Net sales — to unaffiliated customers[1]
United States	$8,599.2	$7,798.1	$7,668.5
Europe	3,894.3	3,818.6	3,536.2
Other foreign countries	3,197.5	3,028.6	2,653.2

	$15,691.0	$14,645.3	$13,857.9

Long-lived assets
United States	$6,207.4	$6,524.5	$5,874.1
Europe	1,733.8	1,554.9	1,619.0
Other foreign countries	1,718.4	1,748.9	1,565.0

	$9,659.6	$9,828.3	$9,058.1

[1]	Net sales are attributed to the countries based on the location of the customer.

The largest category of products is the neurosciences group, which includes Zyprexa, Cymbalta, Strattera, and Prozac. Endocrinology products consist primarily of Humalog, Humulin, Actos, Byetta, Evista, Forteo, and Humatrope. Oncology products consist primarily of Gemzar and Alimta. Animal health products include Tylan®, Rumensin®, Coban®, and other products for livestock and poultry. Cardiovascular products consist primarily of ReoPro and Xigris. Anti-infectives include primarily Ceclor® and Vancocin®. The other pharmaceuticals category includes Cialis, Axid, and other miscellaneous pharmaceutical products and services.

Most of our pharmaceutical products are distributed through wholesalers that serve pharmacies, physicians and other health care professionals, and hospitals. In 2006, our three largest wholesalers each accounted for between 12 percent and 17 percent of consolidated net sales. Further, they each accounted for between 10 percent and 14 percent of accounts receivable as of December 31, 2006. Animal health products are sold primarily to wholesale distributors.

Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. The accounting policies of the individual segments are substantially the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements. Income before income taxes for the animal health business was approximately $184 million, $215 million, and $223 million in 2006, 2005, and 2004, respectively.

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

Selected Quarterly Data (unaudited)

	2006
ELI LILLY AND COMPANY AND SUBSIDIARIES	Fourth	Third	Second	First

	(Dollars in millions, except per-share data)

Net sales	$4,245.3	$3,864.1	$3,866.9	$3,714.7
Cost of sales	1,019.0	860.4	860.6	806.5
Operating expenses	2,168.8	1,953.9	2,012.7	1,883.7
Asset impairments, restructuring, and other special charges	945.2	—	—	—
Other income — net	(102.7)	(56.0)	(46.9)	(32.2)
Income before income taxes	215.0	1,105.8	1,040.5	1,056.7
Net income	132.3	873.6	822.0	834.8
Earnings per share — basic	.12	.80	.76	.77
Earnings per share — diluted	.12	.80	.76	.77
Dividends paid per share	.40	.40	.40	.40
Common stock closing prices
High	58.25	57.32	55.27	58.86
Low	51.35	54.26	50.41	54.98

	2005
	Fourth		Third	Second	First

Net sales	$3,879.1		$3,601.1	$3,667.7	$3,497.4
Cost of sales	898.2		845.7	871.3	859.0
Operating expenses	1,999.5		1,821.9	1,908.5	1,792.6
Asset impairments, restructuring, and other special charges	171.9		—	1,073.4	—
Other income — net	(85.2)		(85.0)	(45.4)	(98.6)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	894.7		1,018.5	(140.1)	944.4
Net income (loss)	700.6	[2,3]	794.4	(252.0)[1]	736.6
Earnings (loss) per share — basic	.64		.73	(.23)	.68
Earnings (loss) per share — diluted	.64		.73	(.23)	.68
Dividends paid per share	.38		.38	.38	.38
Common stock closing prices
High	57.81		57.26	60.44	57.78
Low	49.76		52.52	51.19	51.73

Our common stock is listed on the New York, London, and Swiss stock exchanges.

[1]	In the second quarter of 2005, we incurred a tax expense of $111.9 million despite reporting a net loss before income taxes for the quarter. The product liability charge of $1.07 billion (Note 13) in the second quarter resulted in a tax benefit that was less than our effective tax rate, as the tax benefit was calculated based upon existing tax laws in the countries in which we reasonably expected to deduct the charge.

[2]	A fourth-quarter 2005 analysis, which included the impact of a recently completed IRS examination for tax years 1998 to 2000, led us to conclude that our tax rate for 2005 should be 26.3 percent. As a result, the fourth-quarter tax rate declined to 19.2 percent.

[3]	Reflects the impact of a cumulative effect of a change in accounting principle in the fourth quarter of 2005 of $22.0 million, net of income taxes of $11.8 million. The diluted earnings per share impact of this cumulative effect of a change in accounting principle was $.02. The net income per diluted share before the cumulative effect of a change in accounting principle was $.66. See Note 2 for additional information.

Selected Financial Data (unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES	2006	2005	2004	2003	2002

	(Dollars in millions, except net sales per employee and per-share data)

Operations
Net sales	$15,691.0	$14,645.3	$13,857.9	$12,582.5	$11,077.5
Cost of sales	3,546.5	3,474.2	3,223.9	2,675.1	2,176.5
Research and development	3,129.3	3,025.5	2,691.1	2,350.2	2,149.3
Marketing and administrative	4,889.8	4,497.0	4,284.2	4,055.4	3,424.0
Other	707.4	931.1	716.8	240.1	(130.0)
Income before income taxes and cumulative effect of a change in accounting principle	3,418.0	2,717.5	2,941.9	3,261.7	3,457.7
Income taxes	755.3	715.9	1,131.8	700.9	749.8
Net income	2,662.7	1,979.6 [1]	1,810.1	2,560.8	2,707.9
Net income as a percent of sales	17.0%	13.5%	13.1%	20.4%	24.4%
Net income per share — diluted	2.45	1.81	1.66	2.37	2.50
Dividends declared per share	1.63	1.54	1.45	1.36	1.27
Weighted-average number of shares outstanding — diluted (thousands)	1,087,490	1,092,150	1,088,936	1,082,230	1,085,088

Financial Position
Current assets	$9,694.4	$10,795.8	$12,835.8	$8,768.9	$7,804.1
Current liabilities	5,085.5	5,716.3	7,593.7	5,560.8	5,063.5
Property and equipment — net	8,152.3	7,912.5	7,550.9	6,539.0	5,293.0
Total assets	21,955.4	24,580.8	24,867.0	21,688.3	19,042.0
Long-term debt	3,494.4	5,763.5	4,491.9	4,687.8	4,358.2
Shareholders’ equity	10,980.7	10,791.9	10,919.9	9,764.8	8,273.6

Supplementary Data
Return on shareholders’ equity	24.5%	18.2%	17.5%	28.4%	35.2%
Return on assets	11.2%	8.2%	7.8%	12.6%	15.2%
Capital expenditures	$1,077.8	$1,298.1	$1,898.1	$1,706.6	$1,130.9
Depreciation and amortization	801.8	726.4	597.5	548.5	493.0
Effective tax rate	22.1%	26.3%	38.5%	21.5%	21.7%
Net sales per employee	$378,000	$344,000	$311,000	$280,000	$258,000
Number of employees	41,500	42,600	44,500	45,000	42,900
Number of shareholders of record	44,800	50,800	52,400	54,600	56,200

[1]	Reflects the impact of a cumulative effect of a change in accounting principle in 2005 of $22.0 million, net of income taxes of $11.8 million. The diluted earnings per share impact of this cumulative effect of a change in accounting principle was $.02. The net income per diluted share before the cumulative effect of a change in accounting principle was $1.83. See Note 2 for additional information.

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

Cash equivalents: We consider all highly liquid investments, with a maturity of three months or less, to be cash equivalents. The cost of these investments approximates fair value. If items meeting this definition are part of a larger investment pool, they are classified consistent with the classification of the pool.

Inventories: We state all inventories at the lower of cost or market. We use the last-in, first-out (LIFO) method for substantially all our inventories located in the continental United States, or approximately 46 percent of our total inventories. Other inventories are valued by the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost. Inventories at December 31 consisted of the following:

	2006	2005

Finished products	$644.5	$471.3
Work in process	1,551.5	1,272.4
Raw materials and supplies	187.0	214.7

	2,383.0	1,958.4
Reduction to LIFO cost	(112.7)	(80.4)

	$2,270.3	$1,878.0

Investments: Substantially all debt and marketable equity securities are classified as available-for-sale. Available- for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income. Unrealized losses considered to be other-than-temporary are recognized in earnings. Factors we consider in making this evaluation include company-specific drivers of the decrease in stock price, status of projects in development, near-term prospects of the issuer, the length of time the value has been depressed, and the financial condition of the industry. We do not evaluate cost-method investments for impairment unless there is an indicator of impairment. We review these investments for indicators of impairment on a regular basis. Realized gains and losses on sales of available-for-sale securities are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value. Investments in companies over which we have significant influence but not a controlling interest are accounted for using the equity method with our share of earnings or losses reported in other income — net. We own no investments that are considered to be trading securities.

Risk-management instruments: Our derivative activities are initiated within the guidelines of documented corporate risk-management policies and do not create additional risk because gains and losses on derivative contracts offset losses and gains on the assets, liabilities, and transactions being hedged. As derivative contracts are initiated, we designate the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.

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

We enter into foreign currency forward and option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other income. The purchased option contracts are used to hedge anticipated foreign currency transactions, primarily intercompany inventory activities expected to occur within the next year. These contracts are designated as cash flow hedges of those future transactions and the impact on earnings is included in cost of sales. We may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward and option contracts generally have maturities not exceeding 12 months.

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

Goodwill and other intangibles: Other intangibles with finite lives arising from acquisitions and research alliances are amortized over their estimated useful lives, ranging from 5 to 15 years, using the straight-line method. Goodwill is not amortized. Goodwill and other intangibles are reviewed to assess recoverability at least annually and when certain impairment indicators are present. Goodwill and net other intangibles with finite lives were $130.0 million and $139.6 million, respectively, at December 31, 2006 and 2005, and were included in sundry assets in the consolidated balance sheets. Goodwill is our only intangible asset with an indefinite life. No material impairments occurred with respect to the carrying value of our goodwill or other intangible assets in 2006, 2005, or 2004.

Property and equipment: Property and equipment is stated on the basis of cost. Provisions for depreciation of buildings and equipment are computed generally by the straight-line method at rates based on their estimated useful lives (12 to 50 years for buildings and 3 to 18 years for equipment). We review the carrying value of long-lived assets for potential impairment on a periodic basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment is determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value, and the cost basis is adjusted.

At December 31, property and equipment consisted of the following:

	2006	2005

Land	$168.7	$166.8
Buildings	4,852.8	4,584.5
Equipment	6,718.5	6,314.1
Construction in progress	1,976.7	2,070.6

	13,716.7	13,136.0
Less allowances for depreciation	(5,564.4)	(5,223.5)

	$8,152.3	$7,912.5

Depreciation expense for 2006, 2005, and 2004 was $627.4 million, $577.2 million, and $495.9 million, respectively. Approximately $106.7 million, $140.5 million, and $111.3 million of interest costs were capitalized as part of property and equipment in 2006, 2005, and 2004, respectively. Total rental expense for all leases, including contingent rentals (not material), amounted to approximately $293.6 million, $294.4 million, and $286.8 million for 2006, 2005, and 2004, respectively. Capital leases included in property and equipment in the consolidated balance sheets, capital lease obligations entered into, and future minimum rental commitments are not material.

Litigation and environmental liabilities: Litigation accruals and environmental liabilities and the related estimated insurance recoverables are reflected on a gross basis as liabilities and assets, respectively, on our consolidated balance sheets. With respect to the product liability claims currently asserted against us, we have accrued for our estimated exposures to the extent they are both probable and estimable based on the information available to us. We accrue for certain product liability claims incurred but not filed to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. Legal defense costs expected to be incurred in connection with significant product liability loss contingencies are accrued when probable and reasonably estimable. A portion of the costs associated with defending and disposing of these suits is covered by insurance. We record receivables for insurance-related recoveries when it is probable they will be realized. These receivables are classified as a reduction of the litigation charges on the statement of income. We estimate insurance recoverables based on existing deductibles, coverage limits, our assessment of any defenses to coverage that might be raised by the carriers, and the existing and projected future level of insolvencies among the insurance carriers.

Revenue recognition: We recognize revenue from sales of products at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. For more than 90 percent of our sales, this is at the time products are shipped to the customer, typically a wholesale distributor or a major retail chain. The remaining sales are recorded at the point of delivery. Provisions for discounts and rebates are established in the same period the related sales are recorded.

We also generate income as a result of collaboration agreements. Revenue from copromotion services is based upon net sales reported by our copromotion partners and, if applicable, the number of sales calls we perform. Initial fees we receive from the partnering of our compounds under development are amortized through the expected product approval date. Initial fees received from out-licensing agreements that include both the sale of marketing rights to our commercialized products and a related commitment to supply the products are generally recognized as net sales over the term of the supply agreement. We immediately recognize the full amount of milestone payments due to us upon the achievement of the milestone event if the event is substantive, objectively determinable, and represents an important point in the development life cycle of the pharmaceutical product. Milestone payments earned by us are generally recorded in other income — net.

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

Other income — net: Other income — net, consisted of the following:

	2006	2005	2004

Interest expense	$238.1	$105.2	$51.6
Interest income	(261.9)	(212.1)	(156.7)
Joint venture (income) loss	(96.3)	(11.1)	79.0
Other	(117.7)	(196.2)	(252.3)

	$(237.8)	$(314.2)	$(278.4)

The joint venture (income) loss represents our share of the Lilly ICOS LLC joint venture results of operations, net of income taxes. We acquired the complete ownership of the joint venture in January 2007 as a result of our acquisition of ICOS. See Note 3 for further discussion.

Income taxes: Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. We record a liability for tax contingencies when we believe it is probable that we will be assessed and the amount of the contingency can be reasonably estimated. The tax contingency reserve is adjusted for changes in facts and circumstances, and additional uncertainties. See Note 10 regarding the 2004 tax expense associated with the completed repatriation of earnings reinvested outside the U.S. pursuant to the American Jobs Creations Act.

Earnings per share: We calculate basic earnings per share based on the weighted-average number of outstanding common shares and incremental shares. We calculate diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and other incremental shares.

Stock-based compensation:As discussed further in Note 7, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options and performance awards. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Options fully vest three years from the grant date and have a term of 10 years. Performance awards are granted to officers and key employees and are payable in shares of our common stock. The number of performance award shares actually issued, if any, varies depending on the achievement of certain earnings-per-share targets. Performance awards fully vest at the end of the fiscal year of the grant. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares and treasury stock to satisfy stock option exercises and for the issuance of performance awards.

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

2004

Net income, as reported	$1,810.1
Add: Compensation expense for stock-based performance awards included in reported net income, net of related tax effects	34.5
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(300.9)

Pro forma net income	$1,543.7

Earnings per share:
Basic, as reported	$1.67

Basic, pro forma	$1.42

Diluted, as reported	$1.66

Diluted, pro forma	$1.42

Note 2:	Implementation of New Financial Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006; therefore, we are required to adopt this Interpretation in the first quarter of 2007. While we have not yet completed our analysis, we expect the adoption of FIN 48 will not have a material impact on retained earnings, and that we will reclassify approximately $900 million to $960 million of income taxes payable from current to noncurrent liabilities.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, the measurement of a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and the recognition of changes in that funded status through comprehensive income in the year in which the changes occur. Additional footnote disclosures are also required. SFAS 158 was effective December 31, 2006. See Note 12 for further discussion of the impact of adopting this pronouncement.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on how the effects of carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006, and did not have an impact on our consolidated financial statements.

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

Note 3:	Acquisitions

ICOS Corporation Acquisition
On January 29, 2007, we acquired all of the outstanding common stock of ICOS Corporation (ICOS), our partner in the Lilly ICOS LLC joint venture that manufactures, markets and sells Cialis for the treatment of erectile dysfunction. The acquisition brings the full value of Cialis to us and will enable us to realize operational efficiencies in the further development, marketing and selling of this product.

Under the terms of the agreement, each outstanding share of ICOS common stock was redeemed for $34 in cash for an aggregate purchase price of approximately $2.3 billion, which was financed through borrowings. While the allocation of the purchase price has not been finalized, we anticipate that approximately $1.7 billion of the purchase price will be allocated to the acquired intangible asset related to Cialis and approximately $300 million to acquired in-process research and development (IPR&D). The intangible asset will be amortized over Cialis’ remaining expected patent lives in each country, which range from 2015 to 2017. A deferred tax liability of approximately $700 million will be established related to the intangible asset. Approximately $800 million will be recorded as goodwill and is not expected to be deductible for tax purposes. We will include the IPR&D as an expense in the first quarter of 2007 and will include ICOS’ results of operations subsequent to the acquisition in our 2007 consolidated financial statements. The IPR&D charge is not deductible for tax purposes.

Applied Molecular Evolution, Inc. Acquisition
On February 12, 2004, we acquired all of the outstanding common stock of Applied Molecular Evolution, Inc. (AME) in a tax-free merger. Under the terms of the merger agreement, each outstanding share of AME common stock was exchanged for our common stock or a combination of cash and our stock valued at $18. The aggregate purchase price of approximately $442.8 million consisted of issuance of 4.2 million shares of our common stock valued at $314.8 million, issuance of 0.7 million replacement options to purchase shares of our common stock in exchange for the remaining outstanding AME options valued at $37.6 million, cash of $85.4 million for AME common stock and options for certain AME employees, and transaction costs of $5.0 million. The fair value of our common stock was derived using a per-share value of $74.14, which was our average closing stock price for February 11 and 12, 2004. The fair value for the options granted was derived using a Black-Scholes valuation method using assumptions consistent with those we used in valuing employee options. Replacement options to purchase our common stock granted as part of this acquisition have terms equivalent to the AME options being replaced. AME’s results of operations subsequent to the acquisition are included in our consolidated financial statements.

We hired independent third parties to assist in the valuation of assets that were difficult to value. Of the $442.8 million purchase price, $362.3 million was attributable to acquired IPR&D. The IPR&D represents compounds that were under development at that time and that had not yet achieved regulatory approval for marketing. AME’s two lead compounds for the treatment of non-Hodgkin’s lymphoma and rheumatoid arthritis represented approximately 80 percent of the estimated fair value of the IPR&D. These IPR&D intangible assets were written off by a charge to income immediately subsequent to the acquisition because the compounds did not have any alternative future use. This charge was not deductible for tax purposes. The ongoing activity with respect to each of these compounds under development is not material to our research and development expenses.

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

Product Acquisitions
In January 2007, we entered into an agreement with OSI Pharmaceuticals, Inc. to acquire the rights to its compound for the potential treatment of Type 2 diabetes. At the inception of this agreement, this compound was in the development stage (Phase I clinical trials) and had no alternative future uses. As with many development phase compounds, launch of the product, if approved, was not expected in the near term. Our charge for acquired IPR&D related to this arrangement was $25.0 million and will be included as expense in the first quarter of 2007.

In 2004, we incurred an IPR&D charge of $29.9 million related to a development stage compound acquired from Merck KGaA for a potential treatment for insomnia. This compound did not have any alternative future use.

Note 4:	Asset Impairments, Restructuring, and Other Special Charges

The components of the charges included in asset impairments, restructuring, and other special charges in our consolidated statements of income are described below.

Asset Impairments and Related Restructuring and Other Charges
In the fourth quarter of 2006, management approved plans to close two research and development facilities and one production facility outside the U.S. Management also made the decision to stop construction of a planned insulin manufacturing plant in the U.S. in an effort to increase productivity in research and development operations and to reduce excess manufacturing capacity. These decisions, as well as other strategic changes, resulted in non-cash charges of $308.8 million for the write-down of certain impaired assets, substantially all of which have no future use, and other charges of $141.5 million, primarily related to severance and contract termination payments. The impairment charges are necessary to adjust the carrying value of the assets to fair value. In addition, in early 2007 the Board approved other related actions to offer voluntary severance to up to 250 employees at one of our plants in the U.S. Severance and other costs related to all of these actions will result in estimated additional charges of approximately $125 million (pretax) in the first quarter of 2007. We expect to complete these restructuring activities by December 31, 2007.

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

During 2004, management approved actions designed to increase productivity, to address current challenges in the marketplace, and to leverage prior investments in our product portfolio. These actions affected primarily operations in the manufacturing, research and development, and sales and marketing components and resulted in asset impairments, severance and other related charges. As a result, we recognized asset impairment charges of $486.3 million. We have ceased using these assets, and have disposed of or destroyed substantially all of the assets. The impairment charges are necessary to adjust the carrying value of the assets to fair value. Other site charges, including lease termination payments, were $12.2 million. The restructuring and other charges incurred and expended related to the elimination of positions as a result of these actions totaled $68.5 million, including $35.1 million of severance charges related to restructuring activities in our overseas affiliates. The severance charges consisted primarily of voluntary severance expenses.

Product Liability and Other Special Charges
As discussed further in Note 13, we have reached agreements with claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a total of approximately 28,500 claims against us relating to the medication. Approximately 1,300 claims remain. As a result of our product liability exposures, the substantial majority of which were related to Zyprexa, we recorded net pretax charges of $494.9 million in 2006 and $1.07 billion in 2005.

The other significant component of our 2004 special charges was a provision for $36.0 million for the resolution of the previously reported Evista marketing and promotional practices investigation. See Note 13 for additional discussion.

Note 5:	Financial Instruments and Investments

Financial instruments that potentially subject us to credit risk consist principally of trade receivables and interest-bearing investments. Wholesale distributors of life-sciences products and managed care organizations account for a substantial portion of trade receivables; collateral is generally not required. The risk associated with this concentration is mitigated by our ongoing credit review procedures. We place substantially all our interest-bearing investments with major financial institutions, in U.S. government securities, or with top-rated corporate issuers. At December 31, 2006, our investments in debt securities were comprised of 41 percent asset-backed securities, 29 percent corporate securities, and 30 percent U.S. government securities. In accordance with documented corporate policies, we limit the amount of credit exposure to any one financial institution or corporate issuer. We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but do not expect any counterparties to fail to meet their obligations given their high credit ratings.

Fair Value of Financial Instruments

A summary of our outstanding financial instruments and other investments at December 31 follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term investments
Debt securities	$781.7	$781.7	$2,031.0	$2,031.0
Noncurrent investments
Marketable equity	$79.4	$79.4	$118.0	$118.0
Debt securities	834.1	834.1	1,076.2	1,076.2
Equity method and other investments	88.4	N/A	102.4	N/A

	$1,001.9		$1,296.6

Long-term debt, including current portion	$(3,705.2)	$(3,682.7)	$(6,484.8)	$(6,484.2)
Risk-management instruments — assets (liabilities)	19.7	19.7	(336.0)	(336.0)

We determine fair values based on quoted market values where available or discounted cash flow analyses (principally long-term debt). The fair value of equity method and other investments is not readily available and disclosure is not required. Approximately $1.2 billion of our investments in debt securities mature within five years.

A summary of the unrealized gains and losses (pretax) of our available-for-sale securities in other comprehensive income at December 31 follows:

	2006	2005

Unrealized gross gains	$43.7	$52.0
Unrealized gross losses	10.8	15.9

The net adjustment to unrealized gains and losses (net of tax) on available-for-sale securities increased (decreased) other comprehensive income by $0.3 million, $(4.6) million, and $(18.2) million in 2006, 2005, and 2004, respectively. Activity related to our available-for-sale investment portfolio was as follows:

	2006	2005	2004

Proceeds from sales	$2,848.4	$2,048.6	$7,774.7
Realized gross gains on sales	63.5	25.6	37.3
Realized gross losses on sales	9.0	7.1	17.6

During the years ended December 31, 2006, 2005, and 2004, net losses related to ineffectiveness and net losses related to the portion of our risk-management hedging instruments, fair value and cash flow hedges, excluded from the assessment of effectiveness were not material.

We expect to reclassify an estimated $25.5 million of pretax net losses on cash flow hedges of anticipated foreign currency transactions and the variability in expected future interest payments on floating rate debt from accumulated other comprehensive loss to earnings during 2007. This assumes that short-term interest rates remain unchanged from the prevailing rates at December 31, 2006.

Note 6:	Borrowings

Long-term debt at December 31 consisted of the following:

	2006	2005

4.50 to 7.13 percent notes (due 2012 — 2036)	$1,487.4	$1,487.4
2.90 percent notes (due 2006 — 2008)	300.0	811.4
Floating rate extendible notes (due 2008)	1,000.0	1,500.0
Floating rate bonds (due 2008 and 2037)	400.0	1,939.2
Private placement bonds (due 2007 — 2008)	266.3	460.7
6.55 percent ESOP debentures (due 2017)	91.6	92.6
Other, including capitalized leases	109.9	113.0
SFAS 133 fair value adjustment	50.0	80.5

	3,705.2	6,484.8
Less current portion	(210.8)	(721.3)

	$3,494.4	$5,763.5

In August 2005, Eli Lilly Services, Inc. (ELSI), our indirect wholly-owned finance subsidiary, issued $1.50 billion of 13-month floating rate extendible notes. The maturity date of these notes is January 1, 2008, but holders of the notes may extend the maturity of the notes, in monthly increments, until September 1, 2010. These notes pay interest at essentially a rate equivalent to LIBOR (5.34 percent at December 31, 2006). We repaid $500.0 million of the notes in December 2006. The parent company fully and unconditionally guarantees the ELSI notes.

In September 2005, ELSI issued $1.50 billion of floating rate bonds with a maturity date in 2008. We repaid $1.00 billion of the notes in September 2006 and the remaining $500.0 million in December 2006. The remaining $400.0 million of floating rate bonds outstanding at December 31, 2006 are due in 2037 and have variable interest rates at LIBOR plus our six-month credit spread, adjusted semiannually (total of 5.46 percent at December 31, 2006). The interest was to accumulate over the life of the bonds and be payable upon maturity. We had an option to begin periodic interest payments at any time. We exercised this option in November 2006 and paid all previously accrued interest on the bonds.

Principal and interest on the private placement bonds due in 2007 and 2008 are due semiannually over the remaining terms of each of these notes. In conjunction with these bonds, we entered into interest rate swap agreements with the same financial institution, which converts the fixed rate into a variable rate of interest at essentially LIBOR over the term of the bonds.

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

The aggregate amounts of maturities on long-term debt for the next five years are as follows: 2007, $210.8 million; 2008, $1.40 billion; 2009, $21.5 million; 2010, $19.4 million; and 2011, $16.0 million.

At December 31, 2006 and 2005, short-term borrowings included $8.6 million and $13.4 million, respectively, of notes payable to banks and commercial paper. At December 31, 2006, we have $1.21 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program. Compensating balances and commitment fees are not material, and there are no conditions that are probable of occurring under which the lines may be withdrawn.

We have converted substantially all fixed-rate debt to floating rates through the use of interest rate swaps. The weighted-average effective borrowing rates based on debt obligations and interest rates at December 31, 2006 and 2005, including the effects of interest rate swaps for hedged debt obligations, were 5.89 percent and 4.75 percent, respectively.

In 2006 and 2005, cash payments of interest on borrowings totaled $299.6 million and $32.0 million, respectively, net of capitalized interest. In 2004, capitalized interest exceeded cash payments of interest on borrowings, due in large part to certain debt instruments requiring interest payments only at maturity, as previously noted.

In accordance with the requirements of SFAS 133, the portion of our fixed-rate debt obligations that is hedged is reflected in the consolidated balance sheets as an amount equal to the sum of the debt’s carrying value plus the fair value adjustment representing changes in fair value of the hedged debt attributable to movements in market interest rates subsequent to the inception of the hedge.

Note 7:	Stock Plans

We adopted SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options and performance awards. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Options fully vest three years from the grant date and have a term of 10 years. Performance awards are granted to officers and key employees and are payable in shares of our common stock. The number of performance award shares actually issued, if any, varies depending on the achievement of certain earnings-per-share targets. Performance awards fully vest at the end of the fiscal year of the grant. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares and treasury stock to satisfy stock option exercises and for the issuance of performance awards.

Prior to January 1, 2005, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock options and performance awards. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. See Note 1 for a calculation of our net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation in 2004.

We elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. We recognized stock-based compensation cost in the amount of $359.3 million, $403.5 million, and $53.0 million, in 2006, 2005, and 2004, respectively, as well as related tax benefits of $115.9 million, $122.9 million, and $18.5 million, respectively. The amounts for 2004 relate only to expenses for performance awards because no expense was recognized for stock options under APB 25. In addition, after adopting SFAS 123R, we now classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for exercised stock options as a financing cash flow in the consolidated statements of cash flows rather than an operating cash flow as under our previous disclosure.

In connection with the adoption of SFAS 123R, we reassessed the valuation methodology for stock options and the related input assumptions. As a result, beginning with the 2005 stock option grant, we utilized a lattice-based option valuation model for estimating the fair value of the stock options. The lattice model allows the use of a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the lattice model are based on implied volatilities from traded options on our stock, historical volatility of our stock price, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 and 2005 grants are derived from the output of the lattice model.

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

The weighted-average fair values of the individual options granted during 2006, 2005, and 2004 were $15.61, $16.06, and $26.19, respectively, determined using the following assumptions:

	2006	2005	2004

Dividend yield	2.0%	2.0%	1.57%
Weighted-average volatility	25.0%	27.8%	35.2%
Range of volatilities	24.8% - 27.0%	27.6% - 30.7%	—
Risk-free interest rate	4.6% - 4.8%	2.5% - 4.5%	3.43%
Weighted-average expected life	7 years	7 years	7 years

The fair values of performance awards granted in 2006, 2005, and 2004 were $56.18, $55.65, and $70.33, respectively.

Stock option activity during 2006 is summarized below:

	Shares of		Weighted-Average
	Common Stock	Weighted-Average	Remaining
	Attributable to Options	Exercise	Contractual Term	Aggregate
	(in thousands)	Price of Options	(in years)	Intrinsic Value

Outstanding at January 1, 2006	90,082	$69.37
Granted	4,873	56.16
Exercised	(1,907)	34.70
Forfeited or expired	(4,238)	69.67

Outstanding at December 31, 2006	88,810	69.38	4.93	$8.6
Exercisable at December 31, 2006	64,638	70.42	3.91	8.6

A summary of the status of nonvested shares as of December 31, 2006, and changes during the year then ended, is presented below:

		Weighted-Average
	Shares	Grant Date
	(in thousands)	Fair Value

Nonvested at January 1, 2006	32,539	$22.75
Granted	4,873	15.61
Vested	(12,007)	20.75
Forfeited	(1,233)	22.46

Nonvested at December 31, 2006	24,172	22.32

The intrinsic value of options exercised during 2006, 2005, and 2004 amounted to $40.8 million, $131.9 million, and $163.8 million, respectively. The total grant date fair value of options vested during 2006, 2005, and 2004, amounted to $249.1 million, $265.5 million, and $337.2 million, respectively. We received cash of $66.2 million, $105.9 million, and $117.9 million from exercises of stock options during 2006, 2005, and 2004, respectively, and recognized related tax benefits of $11.3 million, $36.8 million, and $36.8 million during those same years.

As of December 31, 2006, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $83.1 million, which will be amortized over the weighted-average remaining requisite service period of 17 months. The number of shares ultimately issued for the performance award program is dependent upon the earnings achieved during the vesting period. Pursuant to this plan, no shares were issued in 2004, and approximately 0.5 million shares and 1.7 million shares were issued in 2005 and 2006, respectively. Approximately 2.1 million shares are expected to be issued in 2007.

At December 31, 2006, additional options, performance awards, or restricted stock grants may be granted under the 2002 Lilly Stock Plan for not more than 45.2 million shares.

Note 8:	Other Assets and Other Liabilities

Our sundry assets include our capitalized computer software, estimated insurance recoveries from our product litigation and environmental contingencies (Note 13), deferred tax assets, goodwill and intangible assets (Note 1), and a variety of other items. The decrease in sundry assets is primarily attributable to the decrease in prepaid retiree health benefits as a result of the adoption of SFAS 158 (Note 12).

Our other current liabilities include product litigation and environmental liabilities (Note 13), other taxes, and a variety of other items. The increase in other current liabilities is caused primarily by an increase in product litigation liabilities offset by a decrease in interest rate swaps.

Our other noncurrent liabilities include product litigation and environmental liabilities (Note 13), deferred income from our collaboration and out-licensing arrangements, and a variety of other items. The decrease in other noncurrent liabilities is primarily attributable to a decrease in product litigation and environmental liabilities, which is now reflected in other current liabilities, offset by an increase in deferred income from our collaboration and out-licensing arrangements.

Note 9:	Shareholders’ Equity

Changes in certain components of shareholders’ equity were as follows:

	Additional			Common Stock in Treasury
	Paid-in	Retained	Deferred	Shares
	Capital	Earnings	Costs — ESOP	(in thousands)	Amount

Balance at January 1, 2004	$2,610.0	$9,470.4	$(118.6)	952	$104.2
Net income		1,810.1
Cash dividends declared per share: $1.45		(1,555.9)
Retirement of treasury shares	(17.4)			(271)	(17.6)
Issuance of stock under employee stock plans	110.7			262	17.2
Stock-based compensation	53.0
ESOP transactions	13.2		6.7
Acquisition of AME	349.9

Balance at December 31, 2004	3,119.4	9,724.6	(111.9)	943	103.8
Net income		1,979.6
Cash dividends declared per share: $1.54		(1,677.0)
Retirement of treasury shares	(381.7)			(6,874)	(386.0)
Purchase for treasury				6,704	377.9
Issuance of stock under employee stock plans	172.9			161	8.4
Stock-based compensation	403.5
ESOP transactions	9.7		5.6

Balance at December 31, 2005	3,323.8	10,027.2	(106.3)	934	104.1
Net income		2,662.7
Cash dividends declared per share: $1.63		(1,763.2)
Retirement of treasury shares	(129.1)			(2,297)	(130.6)
Purchase for treasury				2,145	122.1
Issuance of stock under employee stock plans — net	6.2			128	5.8
Stock-based compensation	359.3
ESOP transactions	11.7		5.6

Balance at December 31, 2006	$3,571.9	$10,926.7	$(100.7)	910	$101.4

As of December 31, 2006, we have purchased $2.58 billion of our announced $3.0 billion share repurchase program. We acquired approximately 2.1 million and 6.7 million shares in 2006 and 2005, respectively, under this program.

We have 5 million authorized shares of preferred stock. As of December 31, 2006 and 2005, no preferred stock has been issued.

We have funded an employee benefit trust with 40 million shares of Lilly common stock to provide a source of funds to assist us in meeting our obligations under various employee benefit plans. The funding had no net impact on shareholders’ equity as we consolidate the employee benefit trust. The cost basis of the shares held in the trust was $2.64 billion and is shown as a reduction in shareholders’ equity, which offsets the resulting increases of $2.61 billion in additional paid-in capital and $25 million in common stock. Any dividend transactions between us and the trust are eliminated. Stock held by the trust is not considered outstanding in the computation of earnings per share. The assets of the trust were not used to fund any of our obligations under these employee benefit plans in 2006, 2005, or 2004.

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

Note 10:	Income Taxes

Following is the composition of income taxes attributable to income before cumulative effect of a change in accounting principle:

	2006	2005	2004

Current
Federal	$197.7	$517.4	$47.6
Foreign	390.6	649.8	519.9
State	(25.2)	11.6	(10.6)

	563.1	1,178.8	556.9
Deferred
Federal	78.3	89.4	175.2
Foreign	113.5	(86.8)	(74.0)
State	.4	(.5)	8.7
Unremitted earnings to be repatriated due to change in tax law	—	(465.0)	465.0

	192.2	(462.9)	574.9

Income taxes	$755.3	$715.9	$1,131.8

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005

Deferred tax assets
Compensation and benefits	$713.4	$396.6
Inventory	504.4	637.8
Other carryforwards	293.2	391.5
Tax credit carryforwards and carrybacks	286.9	218.7
Sale of intangibles	161.3	235.7
Asset purchases	98.0	92.4
Asset disposals	94.6	45.5
Financial instruments	83.2	166.0
Other	276.2	414.8

	2,511.2	2,599.0
Valuation allowances	(493.7)	(455.7)

Total deferred tax assets	2,017.5	2,143.3
Deferred tax liabilities
Property and equipment	(701.2)	(702.6)
Prepaid employee benefits	(485.8)	(1,145.6)
Other	(237.0)	(236.8)

Total deferred tax liabilities	(1,424.0)	(2,085.0)

Deferred tax assets — net	$593.5	$58.3

At December 31, 2006, we had other carryforwards, including net operating loss carryforwards, for international and U.S. income tax purposes of $34.7 million: $29.1 million will expire within five years; $5.6 million of the carryforwards will never expire. The primary component of the remaining portion of the deferred tax asset for other carryforwards is related to net operating losses for state income tax purposes that are fully reserved. We also have tax credit carryforwards and carrybacks of $286.9 million available to reduce future income taxes; $80.7 million will be carried back and $12.0 million of the tax credit carryforwards will never expire. The remaining portion of the tax credit carryforwards is related to state tax credits that are fully reserved. The reduction in the deferred tax liability for prepaid employee benefits was a result of the adoption of SFAS 158 in 2006 (Note 12).

Domestic and Puerto Rican companies contributed approximately 18 percent, 43 percent, and 6 percent in 2006, 2005, and 2004, respectively, to consolidated income before income taxes and cumulative effect of a change in accounting principle. We have a subsidiary operating in Puerto Rico under a tax incentive grant that begins to expire at the end of 2007. We have a new tax incentive grant, not yet in effect, that will last for a period of at least 10 years from its inception date.

The American Jobs Creation Act of 2004 (AJCA) created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations in 2005. We recorded a related tax liability of $465.0 million as of December 31, 2004, and subsequently repatriated $8.00 billion in incentive dividends, as defined in the AJCA, during 2005. At December 31, 2006, we had an aggregate of $5.7 billion of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes at approximately the U.S. statutory rate.

Cash payments of income taxes totaled $864.0 million, $1.78 billion, and $487.0 million in 2006, 2005, and 2004, respectively. The higher cash payments of income taxes in 2005 are primarily attributable to the tax liability associated with the implementation of the AJCA and the resolution of an IRS examination for the years 1998 to 2000.

Following is a reconciliation of the effective income tax rate applicable to income before income taxes and cumulative effect of a change in accounting principle:

	2006	2005	2004

United States federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct)
International operations, including Puerto Rico	(6.7)	(4.8)	(19.1)
Additional repatriation due to change in tax law	—	—	15.8
Non-deductible acquired in-process research and development	—	—	4.3
General business credits	(1.4)	(1.5)	(1.3)
Sundry	(4.8)	(2.4)	3.8

Effective income tax rate	22.1%	26.3%	38.5%

Note 11:	Earnings Per Share

The following is a reconciliation of the denominators used in computing earnings per share before cumulative effect of a change in accounting principle:

	2006	2005	2004

	(Shares in thousands)

Income before cumulative effect of a change in accounting principle available to common shareholders	$2,662.7	$2,001.6	$1,810.1

Basic earnings per share
Weighted-average number of common shares outstanding, including incremental shares	1,086,239	1,088,754	1,083,887

Basic earnings per share before cumulative effect of a change in accounting principle	$2.45	$1.84	$1.67

Diluted earnings per share
Weighted-average number of common shares outstanding	1,085,337	1,088,115	1,083,677
Stock options and other incremental shares	2,153	4,035	5,259

Weighted-average number of common shares outstanding — diluted	1,087,490	1,092,150	1,088,936

Diluted earnings per share before cumulative effect of a change in accounting principle	$2.45	$1.83	$1.66

Note 12:	Retirement Benefits

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires that we recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation for our defined benefit pension plans and the accumulated postretirement benefit obligation for our retiree health benefit plans) of our defined benefit pension plans and retiree health benefit plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, which were previously netted against the plans’ funded status in our consolidated balance sheet pursuant to the prior accounting rules. The amounts in other comprehensive loss will be subsequently recognized as net periodic pension cost pursuant to the prior accounting rules for amortizing such amounts, which were not changed by SFAS 158. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same period will be recognized as a component of other comprehensive income (loss). Those amounts will be subsequently recognized as a component of net periodic cost on the same basis as the amounts recognized in accumulated other comprehensive income (loss) at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on our consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on our consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods. Had we not been required to adopt SFAS 158 at December 31, 2006, we would have recognized an additional minimum liability pursuant to the prior accounting rules. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS 158.”

	Prior to	Effect of	As Reported at
	Adopting	Adopting	December 31,
	SFAS 158	SFAS 158	2006

Prepaid pension	$2,380.8	$(1,289.3)	$1,091.5
Sundry	2,341.2	(325.9)	2,015.3
Total assets	23,570.6	(1,615.2)	21,955.4
Other current liabilities	1,844.1	12.7	1,856.8
Accrued retirement benefit	905.8	681.1	1,586.9
Deferred income taxes	782.5	(720.3)	62.2
Total liabilities	11,001.2	(26.5)	10,974.7
Accumulated other comprehensive income (loss)	200.0	(1,588.7)	(1,388.7)
Shareholders’ equity	12,569.4	(1,588.7)	10,980.7

The following represents our weighted-average assumptions as of December 31:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
(Percents)	2006	2005	2006	2005

Weighted-average assumptions as of December 31
Discount rate for benefit obligation	5.7	5.8	6.0	6.0
Discount rate for net benefit costs	5.8	5.9	6.0	6.0
Rate of compensation increase for benefit obligation	4.6	4.7	—	—
Rate of compensation increase for net benefit costs	4.7	5.6	—	—
Expected return on plan assets for net benefit costs	9.0	9.0	9.0	9.0

In evaluating the expected return on plan assets, we have considered our historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of leading financial advisers and economists. Our plan assets in our U.S. defined benefit pension and retiree health plans comprise approximately 84 percent of our worldwide benefit plan assets. Including the investment losses due to overall market conditions in 2001 and 2002, our 10- and 20-year annualized rates of return on our U.S. defined benefit pension plans and retiree health benefit plan were approximately 9.4 percent and 10.9 percent, respectively, as of December 31, 2006. Health-care-cost trend rates were assumed to increase at an annual rate of 8 percent in 2007, decreasing 1 percent per year to 6 percent in 2009 and thereafter.

We used a measurement date of December 31 to develop the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheets at December 31 for our defined benefit pension and retiree health benefit plans, which were as follows:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$5,628.4	$5,190.7	$1,673.6	$1,388.4
Service cost	280.0	297.4	72.2	61.5
Interest cost	343.5	296.2	97.9	80.7
Actuarial (gain) loss	64.9	261.7	(25.0)	64.8
Benefits paid	(291.2)	(270.4)	(82.5)	(77.2)
Reduction in discount rate, foreign currency exchange rate changes, and other adjustments	454.7	(147.2)	4.5	155.4

Benefit obligation at end of year	6,480.3	5,628.4	1,740.7	1,673.6
Change in plan assets
Fair value of plan assets at beginning of year	5,482.4	4,797.8	965.7	745.4
Actual return on plan assets	913.1	651.9	103.0	102.8
Employer contribution	221.3	375.0	171.1	194.7
Benefits paid	(287.9)	(268.4)	(82.5)	(77.2)
Foreign currency exchange rate changes and other adjustments	190.1	(73.9)	—	—

Fair value of plan assets at end of year	6,519.0	5,482.4	1,157.3	965.7

Funded status	38.7	(146.0)	(583.4)	(707.9)
Unrecognized net actuarial loss	1,788.6	2,237.9	931.8	1,089.1
Unrecognized prior service cost (benefit)	63.4	71.4	(85.7)	(101.3)

Net amount recognized	$1,890.7	$2,163.3	$262.7	$279.9

Amounts recognized in the consolidated balance sheet consisted of
Prepaid pension	$1,091.5	$2,419.6	$—	$—
Sundry	—	—	—	377.2
Other current liabilities	(43.4)	(36.6)	(5.9)	—
Accrued retirement benefit	(1,009.4)	(530.9)	(577.5)	(97.3)
Accumulated other comprehensive loss before
income taxes	1,852.0	311.2	846.1	—

Net amount recognized	$1,890.7	$2,163.3	$262.7	$279.9

Included in accumulated other comprehensive loss at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized net actuarial losses of $1.79 billion and unrecognized prior service costs of $63.4 million related to our defined benefit pension plans and unrecognized net actuarial losses of $931.8 million and unrecognized prior service benefits of $85.7 million related to our retiree health benefit plans. In 2007, we expect to recognize from accumulated other comprehensive loss as components of net periodic benefit cost $119.7 million of unrecognized net actuarial loss and $7.7 million of unrecognized prior service cost related to our defined benefit pension plans and $92.3 million of unrecognized net actuarial loss and $15.6 million of unrecognized prior service benefit related to our retiree health benefit plans. We do not expect any plan assets to be returned to us in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Defined Benefit	Retiree Health
	Pension Plans	Benefit Plans

2007	$292.5	$85.2
2008	300.3	90.7
2009	307.7	95.9
2010	316.7	101.2
2011	326.7	107.3
2012 - 2016	1,847.0	615.8

The total accumulated benefit obligation for our defined benefit pension plans was $5.65 billion and $4.88 billion at December 31, 2006 and 2005, respectively. The projected benefit obligation and fair value of the plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $2.23 billion and $1.22 billion, respectively, as of December 31, 2006, and $1.51 billion and $870.3 million, respectively, as of December 31, 2005.

Net pension and retiree health benefit expense included the following components:

		Defined Benefit		Retiree Health
		Pension Plans		Benefit Plans
	2006	2005	2004	2006	2005	2004

Components of net periodic benefit cost
Service cost	$280.0	$297.4	$238.8	$72.2	$61.5	$47.6
Interest cost	343.5	296.2	286.4	97.9	80.7	62.5
Expected return on plan assets	(494.8)	(445.9)	(402.2)	(89.9)	(75.6)	(60.2)
Amortization of prior service cost	8.3	7.6	7.3	(15.6)	(15.6)	(15.6)
Recognized actuarial loss	149.6	106.7	99.7	107.9	86.6	57.8

Net periodic benefit cost	$286.6	$262.0	$230.0	$172.5	$137.6	$92.1

If the health-care-cost trend rates were to be increased by one percentage point each future year, the December 31, 2006, accumulated postretirement benefit obligation would increase by 11.0 percent and the aggregate of the service cost and interest cost components of the 2006 annual expense would increase by 16.4 percent. A one percentage-point decrease in these rates would decrease the December 31, 2006, accumulated postretirement benefit obligation by 9.9 percent and the aggregate of the 2006 service cost and interest cost by 14.1 percent.

We have defined contribution savings plans that cover our eligible employees worldwide. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to save. Our contributions to the plan are based on employee contributions and the level of our match. Expenses under the plans totaled $106.5 million, $96.1 million, and $75.5 million for the years 2006, 2005, and 2004, respectively.

We provide certain other postemployment benefits primarily related to disability benefits and accrue for the related cost over the service lives of employees. Expenses associated with these benefit plans in 2006, 2005, and 2004 were not significant.

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

Our defined benefit pension plan and retiree health plan asset allocations as of December 31 are as follows:

	Percentage of		Percentage of
	Pension Plan Assets		Retiree Health Plan Assets
(Percents)	2006	2005	2006	2005

Asset Category
Equity securities and equity-like instruments	78	75	80	80
Debt securities	9	10	10	11
Real estate	1	1	—	—
Other	12	14	10	9

Total	100	100	100	100

In 2007, we expect to contribute approximately $80 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. In addition, we expect to contribute approximately $80 million of additional discretionary funding in 2007 to our defined benefit plans. We also expect to contribute approximately $75 million of discretionary funding to our postretirement health benefit plans during 2007.

Note 13:	Contingencies

We are a party to various legal actions, government investigations, and environmental proceedings. The most significant of these are described below. While it is not possible to predict or determine the outcome of these matters, we believe that, except as specifically noted below, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.

Patent Litigation

We are engaged in the following patent litigation matters brought pursuant to procedures set out in the Hatch- Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):

•	Dr. Reddy’s Laboratories, Ltd. (Reddy), Teva Pharmaceuticals, and Zenith Goldline Pharmaceuticals, Inc., which was subsequently acquired by Teva Pharmaceuticals (together, Teva), each submitted Abbreviated New Drug Applications (ANDAs) seeking permission to market generic versions of Zyprexa prior to the expiration of our relevant U.S. patent (expiring in 2011) and alleging that this patent was invalid or not enforceable. We filed lawsuits against these companies in the U.S. District Court for the Southern District of Indiana, seeking a ruling that the patent is valid, enforceable and being infringed. The district court ruled in our favor on all counts on April 14, 2005, and on December 26, 2006, that ruling was upheld by the Court of Appeals for the Federal Circuit. Reddy and Teva are seeking a review of that decision. We are confident that Reddy’s and Teva’s claims are without merit and we expect to prevail. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Barr Laboratories, Inc. (Barr), submitted an ANDA in 2002 seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In November 2002, we filed a lawsuit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Barr. Teva has also submitted an ANDA seeking permission to market a generic version of Evista. In June 2006, we filed a lawsuit against Teva in the U.S. District Court for the Southern District of Indiana, seeking a ruling that our relevant U.S. patents are valid, enforceable, and being infringed by Teva. No trial date has been set in either case. We believe that Barr’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Sicor Pharmaceuticals, Inc. (Sicor), a subsidiary of Teva, submitted ANDAs in November 2005 seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (expiring in 2010 and 2013), and alleging that these patents are invalid. In February 2006, we filed a lawsuit against Sicor in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid and are being infringed by Sicor. In response to our lawsuit, Sicor filed a declaratory judgment action in the U.S. District Court for the Central District of California. Sicor also moved to dismiss our lawsuit in Indiana, asserting that the Indiana court lacks jurisdiction. The California action has been dismissed. In September 2006, we received notice that Mayne Pharma (USA) Inc. (Mayne) filed a similar ANDA for Gemzar. In October 2006, we filed a lawsuit against Mayne in the Southern District of Indiana in response to the ANDA filing. In response to our lawsuit, Mayne filed a motion to our lawsuit, asserting that the Indiana court lacks jurisdiction. In October 2006, we received notice that Sun Pharmaceutical Industries Inc. (Sun) filed an ANDA for Gemzar, alleging that the 2013 patent is invalid. In December 2006, we filed a lawsuit against Sun in the Southern District of Indiana in response to Sun’s ANDA filing. We expect to prevail in litigation involving our Gemzar patents and believe that claims made by these generic companies that our patents are not valid are without merit. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In June 2002, we were sued by Ariad Pharmaceuticals, Inc., the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body, and seeking royalties on past and future sales of these products. In June 2005, the United States Patent and Trademark Office commenced a re-examination of the patent in order to consider certain issues raised by us relating to the validity of the patent. On May 4, 2006, a jury in Boston issued an initial decision in the case that Xigris and Evista sales infringe the patent. The jury awarded the plaintiffs approximately $65 million in damages, calculated by applying a 2.3 percent royalty to all U.S. sales of Xigris and Evista from the date of issuance of the patent through the date of trial. We are seeking to have the jury verdict overturned by the trial court judge, and if unsuccessful, will appeal the decision to the Court of Appeals for the Federal Circuit. In addition, a separate bench trial with the U.S. District Court of Massachusetts was held the week of August 7, 2006, on our contention that the patent is unenforceable and impermissibly covers natural processes. No decision has been rendered. We believe that these allegations are without legal merit, that we will ultimately prevail on these issues and therefore that the likelihood of any monetary damages is remote.

Government Investigations

In March 2004, the Office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it had commenced a civil investigation related to our U.S. marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa, Prozac, and Prozac Weekly. In October 2005, the U.S. Attorney’s Office advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid, Evista, Humalog, Humulin, Prozac, and Zyprexa. The inquiry includes a review of Lilly’s Medicaid best price reporting related to the product sales covered by the rebate agreements. We are cooperating with the U.S. Attorney in these investigations, including providing a broad range of documents and information relating to the investigations. In June 2005, we received a subpoena from the Office of the Attorney General, Medicaid Fraud Control Unit, of the State of Florida, seeking production of documents relating to sales of Zyprexa and our marketing and promotional practices with respect to Zyprexa. In September 2006, we received a subpoena from the California Attorney General’s Office seeking production of documents related to our efforts to obtain and maintain Zyprexa’s status on California’s formulary, marketing and promotional practices with respect to Zyprexa, and remuneration of health care providers. Beginning in August 2006, we have received civil investigative demands or subpoenas from the attorneys general of a number of states. Most of these requests are now part of a multistate investigative effort being coordinated by an executive committee of attorneys general. We are aware that 26 states are participating in this joint effort, and we anticipate that additional states will join the investigation. These attorneys general are seeking a broad range of Zyprexa documents, including documents relating to sales, marketing and promotional practices, and remuneration of health care providers. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or nonmonetary remedies. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.

Product Liability and Related Litigation

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

Since June 2005, we have entered into agreements with various claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a substantial majority of the claims. The agreements cover a total of approximately 28,500 claimants, including a large number of previously filed lawsuits and other asserted claims. The two primary settlements were as follows:

•	In June 2005, we reached an agreement in principle (and in September 2005 a final agreement) to settle more than 8,000 claims for $690.0 million plus $10.0 million to cover administration of the settlement. That settlement is being administered by special settlement masters appointed by Judge Weinstein.

•	In January 2007, we reached agreements with a number of plaintiffs’ attorneys to settle more than 18,000 claims for approximately $500 million.

The 2005 settlement totaling $700.0 million was paid during 2005. The January 2007 settlements were recorded in other current liabilities in our December 31, 2006 consolidated balance sheet and will be paid in the first quarter of 2007.

The U.S. Zyprexa product liability claims not subject to these agreements include approximately 340 lawsuits in the U.S. covering approximately 900 claimants and an additional 400 claims of which we are aware. In addition, we have been served with a lawsuit seeking class certification in which the members of the purported class are seeking refunds and medical monitoring. In early 2005, we were served with four lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. One of these four lawsuits has been certified for residents of Quebec. The allegations in the Canadian actions are similar to those in the litigation pending in the U.S.

We are prepared to continue our vigorous defense of Zyprexa in all remaining cases. We currently anticipate that trials in seven cases in the Eastern District of New York will begin in the second quarter of 2007.

We have insurance coverage for a portion of our Zyprexa product liability claims exposure. The third-party insurance carriers have raised defenses to their liability under the policies and are seeking to rescind the policies. The dispute is now the subject of litigation in the federal court in Indianapolis against certain of the carriers and in arbitration in Bermuda against other carriers. While we believe our position has merit, there can be no assurance that we will prevail.

In addition, we have been named as a defendant in numerous other product liability lawsuits involving primarily diethylstilbestrol (DES) and thimerosal. The majority of these claims are covered by insurance, subject to deductibles and coverage limits.

In the second quarter of 2005, we recorded a net pretax charge of $1.07 billion for product liability matters. The charge took into account our estimated recoveries from our insurance coverage related to these matters. The charge covered the following:

•	The cost of the June 2005 Zyprexa settlements described above; and

•	Reserves for product liability exposures and defense costs regarding the then-known and expected product liability claims to the extent we could formulate a reasonable estimate of the probable number and cost of the claims. A substantial majority of those exposures and costs were related to then-known and expected Zyprexa claims.

As a result of the January 2007 settlements discussed above, we incurred a pretax charge of $494.9 million in the fourth quarter of 2006. The charge covered the following:

•	The cost of the January 2007 Zyprexa settlements; and

•	Reserves for product liability exposures and defense costs regarding the then-known and expected Zyprexa product liability claims to the extent we could formulate a reasonable estimate of the probable number and cost of the claims.

In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses. In 2006, we were served with similar lawsuits filed by the states of Alaska, West Virginia, New Mexico, and Mississippi in the courts of the respective states.

In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Two additional lawsuits were filed in the Eastern District of New York in 2006 on similar grounds. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.

We cannot predict with certainty the additional number of lawsuits and claims that may be asserted. In addition, although we believe it is probable, there can be no assurance that the January 2007 Zyprexa product liability settlements described above will be concluded. The ultimate resolution of Zyprexa product liability and related litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims for other products in the future. In the past few years, we have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market. Therefore, for substantially all of our currently marketed products, we have been and expect that we will continue to be largely self-insured for future product liability losses. In addition, as noted above, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.

Environmental Matters

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

Note 14:	Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

			Minimum
	Foreign	Unrealized	Pension	Effective	Accumulated
	Currency	Gains	Liability	Portion of	Other
	Translation	on	and SFAS 158	Cash Flow	Comprehensive
	Gains	Securities	Adjustment	Hedges	Loss

Beginning balance at January 1, 2006	$18.0	$19.7	$(202.9)	$(255.4)	$(420.6)
Other comprehensive income (loss)	542.4	0.3	(11.7)	89.6	620.6
Adoption of SFAS 158 (Note 12)	—	—	(1,588.7)	—	(1,588.7)

Balance at December 31, 2006	$560.4	$20.0	$(1,803.3)	$(165.8)	$(1,388.7)

The amounts above are net of income taxes. The income taxes associated with the adoption of SFAS 158 (Note 12) were a benefit of $777.5 million. The income taxes related to the components of comprehensive income were not significant, as income taxes were not provided for foreign currency translation.

The unrealized gains (losses) on securities is net of reclassification adjustments of $16.9 million, $9.1 million, and $9.8 million, net of tax, in 2006, 2005, and 2004, respectively, for net realized gains on sales of securities included in net income. The effective portion of cash flow hedges is net of reclassification adjustments of $2.3 million, $3.8 million, and $23.1 million, net of tax, in 2006, 2005, and 2004, respectively, for realized losses on foreign currency options and $17.1 million, $21.4 million, and $15.6 million, net of tax, in 2006, 2005, and 2004, respectively, for interest expense on interest rate swaps designated as cash flow hedges.

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

The financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm. Their responsibility is to examine our consolidated financial statements in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Ernst & Young’s opinion with respect to the fairness of the presentation of the statements (see opinion on page 73) is included in our annual report. Ernst & Young reports directly to the audit committee of the board of directors.

Our audit committee includes four nonemployee members of the board of directors, all of whom are independent from our company. The committee charter, which is published in the proxy statement, outlines the members’ roles and responsibilities and is consistent with enacted corporate reform laws and regulations. It is the audit committee’s responsibility to appoint an independent registered public accounting firm subject to shareholder ratification, approve both audit and nonaudit services performed by the independent registered public accounting firm, and review the reports submitted by the firm. The audit committee meets several times during the year with management, the internal auditors, and the independent public accounting firm to discuss audit activities, internal controls, and financial reporting matters, including reviews of our externally published financial results. The internal auditors and the independent registered public accounting firm have full and free access to the committee.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, we concluded that our internal controls over financial reporting were effective as of December 31, 2006. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The internal control over financial reporting has been assessed by Ernst & Young LLP. Their responsibility is to evaluate management’s assessment and evidence about whether internal control over financial reporting was designed and operating effectively. Ernst & Young’s report with respect to the effectiveness of internal control over financial reporting is included on page 55 of our annual report (page 74 of Form 10-K).

Sidney Taurel	John C. Lechleiter, Ph.D.	Derica W. Rice
Chairman of the Board and Chief Executive Officer	President and Chief Operating Officer	Senior Vice President and Chief Financial Officer

February 9, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Eli Lilly and Company

We have audited the accompanying consolidated balance sheets of Eli Lilly and Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eli Lilly and Company and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eli Lilly and Company and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2007 expressed an unqualified opinion thereon.

As discussed in Notes 2 and 7 to the financial statements, in 2005 Eli Lilly and Company and subsidiaries adopted new accounting pronouncements for asset retirement obligations and stock-based compensation. As discussed in Note 12 to the financial statements, in 2006 Eli Lilly and Company and subsidiaries adopted a new accounting pronouncement for defined benefit pension and other postretirement plans.

Indianapolis, Indiana
February 9, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Eli Lilly and Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Eli Lilly and Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eli Lilly and Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Eli Lilly and Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Eli Lilly and Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Eli Lilly and Company and subsidiaries and our report dated February 9, 2007, expressed an unqualified opinion thereon.

Indianapolis, Indiana
February 9, 2007

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

Our management, with the participation of Sidney Taurel, chairman and chief executive officer, and Derica W. Rice, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of December 31, 2006, and concluded that they are effective.

Internal Control over Financial Reporting

Messrs. Taurel and Rice and Dr. John C. Lechleiter, president and chief operating officer, provided a report on behalf of management on our internal control over financial reporting, in which management concluded that the company’s internal control over financial reporting is effective at December 31, 2006. In addition, Ernst & Young LLP, the company’s independent registered public accounting firm, provided an attestation report on management’s assessment of internal control over financial reporting. You can find the full text of management’s report and Ernst & Young’s attestation report in Part II, Item 8, and both reports are incorporated by reference in this Item.

Changes in Internal Controls

During the fourth quarter of 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information relating to our Board of Directors is found in our Proxy Statement to be dated on or about March 5, 2007 (the “Proxy Statement”) under “Board of Directors” at pages 62-65, and is incorporated in this report by reference.

Information relating to our executive officers is found at Part I, Item 1 of this Form 10-K under “Executive Officers of the Company.” In addition, information relating to certain filing obligations of directors and executive officers under the federal securities laws is found in the Proxy Statement under “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” at page 106. That information is incorporated in this report by reference.

Code of Ethics

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

Corporate Governance

In our proxy statements, we describe the procedures by which shareholders can recommend nominees to our board of directors. There have been no changes in those procedures since they were last published in our proxy statement of March 13, 2006.

The board has appointed an audit committee consisting entirely of independent directors in accordance with applicable SEC and New York Stock Exchange rules for audit committees. The members of the committee are Mr. J. Michael Cook (chairman), Dr. Martin S. Feldstein, Dr. Franklyn G. Prendergast, and Ms. Kathi P. Seifert. The board has determined that Mr. Cook is an audit committee financial expert as defined in the SEC rules.

Item 11.	Executive Compensation

Information on director compensation, executive compensation, and compensation committee matters can be found in the Proxy Statement under “Directors’ Compensation” at pages 72-74, “Executive Compensation” at pages 77-94 (which includes the Compensation Committee Report), and “Compensation Committee Interlocks and Insider Participation” at page 77. That information is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Information relating to ownership of the Company’s common stock by management and by persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock is found in the Proxy Statement under “Ownership of Company Stock,” at pages 94-96. That information is incorporated in this report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2006, regarding our compensation plans under which shares of Lilly common stock have been authorized for issuance.

	(a) Number of	(b) Weighted-	(c) Number of
	securities to be	average exercise	securities remaining
	issued	price of	available for future
	upon exercise of	outstanding	issuance under equity
	outstanding	options,	compensation plans
	options,	warrants,	(excluding securities
Plan category	warrants, and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	79,012,219	$68.59	45,157,699
Equity compensation plan not approved by security holders(1)	9,797,960	75.74	320,555

Total	88,810,179	69.38	45,478,254

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Information relating to a time-share arrangement between the company and Mr. Sidney Taurel, chairman and chief executive officer, relating to his personal use of the corporate aircraft can be found in the Proxy Statement under “Related Person Transaction” at page 94, and information relating to the board’s policies and procedures for approval of related person transactions can be found in the Proxy Statement under “Highlights of the Company’s Corporate Governance Guidelines — Review and Approval of Transactions with Related Persons” at pages 69-70. That information is incorporated in this report by reference.

Director Independence

Information relating to director independence can be found in the Proxy Statement under “Composition of the Board — Independence Determinations” at pages 66-67 and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

Information related to the fees and services of our independent auditor, Ernst & Young LLP, can be found in the Proxy Statement under “Services Performed by the Independent Auditor” and “Independent Auditor Fees” at page 76. That information is incorporated in this report by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)1.     Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are found at Part II, Item 8:

•	Consolidated Statements of Income — Years Ended December 31, 2006, 2005, and 2004

•	Consolidated Balance Sheets — December 31, 2006 and 2005

•	Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005, and 2004

•	Consolidated Statements of Comprehensive Income — Years Ended December 31, 2006, 2005, and 2004

•	Segment Information

•	Notes to Consolidated Financial Statements

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

(a)3.	Exhibits

3.1	Amended Articles of Incorporation
3.2	By-laws, as amended
4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Norwest Bank Minnesota, N.A., as successor Rights Agent
4.2	Amendment No. 1 to Rights Agreement dated as of May 27, 2003, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent
4.3	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee
4.4	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991
4.5	Form of Indenture dated March 10, 1998, among The Lilly Savings Plan Master Trust Fund C, as issuer; Eli Lilly and Company, as guarantor; and The Chase Manhattan Bank, as Trustee, relating to ESOP Amortizing Debentures due 2017[1]
4.6	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resetable Floating Rate Debt Security due May 15, 2037[1]
4.7	Form of Resetable Floating Rate Debt Security due May 15, 2037[1]
4.8	Form of Indenture, dated as of August 9, 2005, by and among Eli Lilly and Company, Eli Lilly Services, Inc., and Citibank, N.A., as trustee[1]
4.9	Form of Floating Rate Note of Eli Lilly Services, Inc. due September 12, 2008[1]

1 This exhibit is not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.

10.1	1994 Lilly Stock Plan, as amended[2]
10.2	1998 Lilly Stock Plan, as amended[2]
10.3	2002 Lilly Stock Plan, as amended[2]
10.4	Lilly GlobalShares Stock Plan, as amended[2]
10.5	The Lilly Deferred Compensation Plan, as amended[2]
10.6	The Lilly Directors’ Deferral Plan, as amended[2]
10.7	The Eli Lilly and Company Bonus Plan, as amended[2]
10.8	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended[2]
10.9	2007 Change in Control Severance Pay Plan for Select Employees, as amended[2]
10.10	Letter agreement between the company and Charles E. Golden concerning retirement benefits[2]
10.11	Letter agreement between the company and Steven M. Paul, M.D. concerning retirement benefits[2]
10.12	Arrangement regarding retirement benefits for Robert A. Armitage[2]
10.13	Time Sharing Agreement between the company and Sidney Taurel for use of corporate aircraft
10.14	Master Settlement Agreement regarding Zyprexa product liability claims
10.15	Agreement and Plan of Merger by and among the Company, Tour Merger Sub, Inc. and ICOS Corporation
10.16	Amendment No. 1 to the above-listed Agreement and Plan of Merger
12 .	Statement re: Computation of Ratio of Earnings to Fixed Charges
21 .	List of Subsidiaries
23 .	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer
32 .	Section 1350 Certification

2 Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eli Lilly and Company

By	/s/ Sidney Taurel
Sidney Taurel, Chairman of the Board and Chief Executive Officer

February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Sidney Taurel SIDNEY TAUREL	Chairman of the Board, Chief Executive Officer, and a Director (principal executive officer)

/s/ Derica W. Rice DERICA W. RICE	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Arnold C. Hanish ARNOLD C. HANISH	Chief Accounting Officer (principal accounting officer)

/s/ Sir Winfried Bischoff SIR WINFRIED BISCHOFF	Director

/s/ J. Michael Cook J. MICHAEL COOK	Director

/s/ Martin S. Feldstein MARTIN S. FELDSTEIN, Ph.D.	Director

/s/ George M. C. Fisher GEORGE M. C. FISHER	Director

/s/ J. Erik Fyrwald J. ERIK FYRWALD	Director

/s/ Karen N. Horn KAREN N. HORN, Ph.D.	Director

/s/ Alfred G. Gilman ALFRED G. GILMAN, M.D., Ph.D.	Director

/s/ John C. Lechleiter JOHN C. LECHLEITER, Ph.D.	Director

Signature	Title

/s/ Ellen R. Marram ELLEN R. MARRAM	Director

/s/ Franklyn G. Prendergast FRANKLYN G. PRENDERGAST, M.D., Ph.D.	Director

/s/ Kathi P. Seifert KATHI P. SEIFERT	Director

Trademarks Used In This Report

Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this report, appear with an initial capital and are followed by the symbol® or tm, as applicable. In subsequent uses of the marks in the report, the symbols are omitted.

Actos® is a trademark of Takeda Chemical Industries, Ltd.
Axid® is a trademark of Reliant Pharmaceuticals, LLC
Byetta® is a trademark of Amylin Pharmaceuticals, Inc.
Plavix® is a trademark of sanofi-aventis
Sarafem® is a trademark of Galen (Chemicals) Limited
Zydis® is a trademark of Cardinal Health.

Index to Exhibits

The following documents are filed as part of this report:

Exhibit		Location

3.1	Amended Articles of Incorporation	Incorporated by reference from Exhibit 3.1 to the Company’s Report on Form 10-K for the year ended December 31, 2003
3.2	By-laws, as amended	Incorporated by reference from Exhibit 3.2 to the Company’s Report on Form 10-K for the year ended December 31, 2005
4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent	Incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 10-K for the year ended December 31, 2003
4.2	Amendment No. 1 to Rights Agreement dated as of May 27, 2003, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent	Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-A/A, Amendment No. 1, dated May 29, 2003
4.3	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478
4.4	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on February 1, 1991	Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478
4.5	Form of Indenture dated March 10, 1998, among The Lilly Savings Plan Master Trust Fund C, as issuer; Eli Lilly and Company, as guarantor; and The Chase Manhattan Bank, as Trustee, relating to ESOP Amortizing Debentures due 2017	*
4.6	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resettable Floating Rate Debt Security due May 15, 2037	*
4.7	Form of Resettable Floating Rate Debt Security due May 15, 2037	*
4.8	Form of Indenture dated as of August 9, 2005, by and among Eli Lilly and Company, Eli Lilly Services, Inc., and Citibank, N.A. as trustee	*
4.9	Form of Floating Rate Note of Eli Lilly Services, Inc. due September 12, 2008	*
10.1	1994 Lilly Stock Plan, as amended	Attached
10.2	1998 Lilly Stock Plan, as amended	Attached
10.3	2002 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004
10.4	The Lilly GlobalShares Stock Plan, as amended	Incorporated by reference from Exhibit 10.5 to the Company’s Report of Form 10-K for the year ended December 31, 2003

* Not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.

Exhibit		Location

10.5	The Lilly Deferred Compensation Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004
10.6	The Lilly Directors’ Deferral Plan, as amended	Incorporated by reference from Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2003
10.7	The Eli Lilly and Company Bonus Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2006
10.8	Eli Lilly and Company Change in Control Severance Pay Plan for Select Employees, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004
10.9	2007 Change in Control Severance Pay Plan for Select Employees	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2006
10.10	Letter agreement between the Company and Charles E. Golden concerning retirement benefits	Incorporated by reference from Exhibit 10.13 to the Company’s Report on Form 10-K for the year ended December 31, 2004
10.11	Letter agreement between the Company and Steven M. Paul, M.D. concerning retirement benefits	Incorporated by reference from Exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 2004
10.12	Arrangement regarding retirement benefits for Robert A. Armitage	Incorporated by reference from Exhibit 10.15 to the Company’s Report on Form 10-K for the year ended December 31, 2004
10.13	Time Sharing Agreement between the Company and Sidney Taurel for use of corporate aircraft	Incorporated by reference from Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 2004
10.14	Master Settlement Agreement regarding Zyprexa product liability claims	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005
10.15	Agreement and Plan of Merger by and among the Company, Tour Merger Sub, Inc. and ICOS Corporation	Incorporated by reference from Exhibit 2.1 to the Form 8-K filed by ICOS Corporation on October 17, 2006
10.16	Amendment No. 1 to the above-listed Agreement and Plan of Merger	Incorporated by reference from Exhibit 2.1 to the Form 8-K filed by ICOS Corporation on December 18, 2006
12 .	Statement regarding Computation of Ratio of Earnings to Fixed Charges	Attached
21 .	List of Subsidiaries	Attached
23 .	Consent of Independent Registered Public Accounting Firm	Attached
31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer	Attached
31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer	Attached
32	Section 1350 Certification	Attached