Form 10-Q
period 2007-03-31
LILLY ELI & CO
filed 2007-05-03
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED MARCH 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of April 20, 2007:

Class	Number of Shares Outstanding

Common	1,134,043,183

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions except
	per-share data)
Net sales	$4,226.1	$3,714.7

Cost of sales	922.5	806.5
Research and development	834.2	740.8
Marketing and administrative	1,336.8	1,142.9
Acquired in-process research and development	328.5	—
Asset impairments, restructuring, and other special charges	123.0	—
Other income – net	(38.3)	(32.2)

	3,506.7	2,658.0

Income before income taxes	719.4	1,056.7
Income taxes	210.7	221.9

Net income	$508.7	$834.8

Earnings per share – basic	$.47	$.77

Earnings per share – diluted	$.47	$.77

Dividends paid per share	$.425	$.40

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Eli Lilly and Company and Subsidiaries

	March 31, 2007	December 31, 2006
	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,491.4	$3,109.3
Short-term investments	872.5	781.7
Accounts receivable, net of allowances of $88.8 (2007) and $82.5 (2006)	2,253.8	2,298.6
Other receivables	452.8	395.8
Inventories	2,277.8	2,270.3
Deferred income taxes	507.1	519.2
Prepaid expenses	390.6	319.5

TOTAL CURRENT ASSETS	9,246.0	9,694.4

OTHER ASSETS
Prepaid pension	1,074.6	1,091.5
Investments	945.4	1,001.9
Goodwill and other intangibles – net	2,415.3	130.0
Sundry	1,842.9	1,885.3

	6,278.2	4,108.7
PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	14,090.6	13,716.7
Less allowances for depreciation	(5,881.5)	(5,564.4)

	8,209.1	8,152.3

	$23,733.3	$21,955.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$734.0	$219.4
Accounts payable	606.0	789.4
Employee compensation	359.2	607.7
Dividends payable	—	463.3
Income taxes payable	285.5	640.6
Other current liabilities	2,167.6	2,365.1

TOTAL CURRENT LIABILITIES	4,152.3	5,085.5

Long-term debt	4,624.2	3,494.4
Accrued retirement benefit	1,509.8	1,586.9
Long-term income taxes payable	1,014.2	—
Deferred income taxes	57.4	62.2
Other noncurrent liabilities	841.5	745.7

	8,047.1	5,889.2

SHAREHOLDERS’ EQUITY
Common stock	709.3	707.9
Additional paid-in capital	3,589.3	3,571.9
Retained earnings	11,427.2	10,926.7
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(99.5)	(100.7)
Accumulated other comprehensive loss	(1,357.0)	(1,388.7)

	11,634.3	11,082.1
Less cost of common stock in treasury	100.4	101.4

	11,533.9	10,980.7

	$23,733.3	$21,955.4

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$508.7	$834.8
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities, net of acquisition of ICOS Corporation	(35.6)	(947.1)
Depreciation and amortization	245.1	204.9
Stock-based compensation expense	72.7	100.2
Change in deferred taxes	(289.6)	99.8
Acquired in-process research and development, net of tax	319.6	—
Asset impairments, restructuring, and other special charges, net of tax	84.9	—
Other, net	(14.0)	(38.1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	891.8	254.5

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(239.4)	(160.7)
Net change in short-term investments	(15.4)	(20.2)
Purchase of noncurrent investments	(210.2)	(630.7)
Proceeds from sales and maturities of noncurrent investments	267.1	554.8
Cash paid for ICOS Corporation, net of cash acquired	(2,225.6)	—
Purchase of in-process research and development	(25.0)	—
Other, net	(6.8)	85.1

NET CASH USED IN INVESTING ACTIVITIES	(2,455.3)	(171.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(462.9)	(433.5)
Proceeds from issuance of long-term debt	2,500.0	—
Repayment of long-term debt	(1,097.2)	(97.7)
Purchase of common stock	—	(122.1)
Issuances of common stock under stock plans	7.6	7.8
Net change in short-term borrowings	(3.9)	3.8
Other, net	—	1.4

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	943.6	(640.3)

Effect of exchange rate changes on cash and cash equivalents	2.0	9.1

NET DECREASE IN CASH AND CASH EQUIVALENTS	(617.9)	(548.4)

Cash and cash equivalents at January 1	3,109.3	3,006.7

CASH AND CASH EQUIVALENTS AT MARCH 31	$2,491.4	$2,458.3

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)
Net income	$508.7	$834.8

Other comprehensive income[1]	31.7	130.2

Comprehensive income	$540.4	$965.0

[1]	The significant components of other comprehensive income were a gain of $73.5 million from foreign currency translation adjustments for the three months ended March 31, 2007, compared with a gain of $50.8 million from foreign currency translation adjustments and a gain of $66.8 million from cash flow hedges for the three months ended March 31, 2006.
See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION
We operate in one significant business segment — pharmaceutical products. Operations of our animal health business segment are not material and share many of the same economic and operating characteristics as our pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the first quarters of 2007 and 2006 was $38.2 million and $34.2 million, respectively.
SALES BY PRODUCT CATEGORY
Worldwide sales by product category were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)
Net sales – to unaffiliated customers:
Neurosciences	$1,797.5	$1,507.1
Endocrinology	1,265.7	1,228.6
Oncology	564.7	469.1
Cardiovascular[1]	321.3	198.5
Animal health	215.1	198.3
Anti-infectives	58.0	87.9
Other pharmaceutical	3.8	25.2

Net sales	$4,226.1	$3,714.7

[1]	2007 Cialis sales are included in Cardiovascular and 2006 Cialis sales have been reclassified from Other pharmaceutical to be consistent with the 2007 presentation.

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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
CONTINGENCIES
Patent Litigation
We are engaged in the following patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):
•	Dr. Reddy’s Laboratories, Ltd. (Reddy), Teva Pharmaceuticals, and Zenith Goldline Pharmaceuticals, Inc., which was subsequently acquired by Teva Pharmaceuticals (together, Teva), each submitted Abbreviated New Drug Applications (ANDAs) seeking permission to market generic versions of Zyprexa® prior to the expiration of our relevant U.S. patent (expiring in 2011) and alleging that this patent was invalid or not enforceable. We filed lawsuits against these companies in the U.S. District Court for the Southern District of Indiana, seeking a ruling that the patent is valid, enforceable and being infringed. The district court ruled in our favor on all counts on April 14, 2005, and on December 26, 2006, that ruling was upheld by the Court of Appeals for the Federal Circuit. Reddy’s and Teva’s combined petition for rehearing at the Federal Circuit was denied. Reddy and Teva may seek review of the Federal Circuit’s decision by the U.S. Supreme Court. We are confident that Reddy’s and Teva’s claims are without merit and we expect to prevail. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Barr Laboratories, Inc. (Barr), submitted an ANDA in 2002 seeking permission to market a generic version of Evista® prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In November 2002, we filed a lawsuit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Barr. Teva has also submitted an ANDA seeking permission to market a generic version of Evista. In June 2006, we filed a lawsuit against Teva in the U.S. District Court for the Southern District of Indiana, seeking a ruling that our relevant U.S. patents are valid, enforceable, and being infringed by Teva. No trial date has been set in either case. We believe that Barr’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Sicor Pharmaceuticals, Inc. (Sicor), Mayne Pharma (USA) Inc. (Mayne), and Sun Pharmaceutical Industries Inc. (Sun) each submitted ANDAs seeking permission to market generic versions of Gemzar® prior to the expiration of our relevant U.S. patents (expiring in 2010 and 2013), and alleging that these patents are invalid. We filed lawsuits in the U.S. District Court for the Southern District of Indiana against Sicor (February 2006), Mayne (October 2006), and Sun (December 2006), seeking a ruling that these patents are valid and are being infringed. Each generic company moved to dismiss our lawsuit, arguing that the Indiana court lacks jurisdiction. On April 17, 2007, the court denied Sicor’s motion. The two remaining motions to dismiss have not been decided. We expect to prevail in litigation involving our Gemzar patents and believe that claims made by these generic companies that our patents are not valid are without merit. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In June 2002, Ariad Pharmaceuticals, Inc., the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research, and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts sued us, alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body, and seeking royalties on past and future sales of these products. In June 2005, the United States Patent and Trademark Office commenced a re-examination of the patent in order to consider certain issues raised by us relating to the validity of the patent. On May 4, 2006, a jury in Boston issued an initial decision in the case that Xigris and Evista sales infringe the patent. The jury awarded the plaintiffs approximately $65 million in damages, calculated by applying a 2.3 percent royalty to all U.S. sales of Xigris and Evista from the date of issuance of the patent through the date of trial. We are seeking to have the jury verdict overturned by the trial court judge, and if unsuccessful, will appeal the decision to the Court of Appeals for the Federal Circuit. In addition, a separate bench trial with the U.S. District Court of Massachusetts was held the week of August 7, 2006, on our contention that the patent is unenforceable and impermissibly covers natural processes. No decision has been rendered. We believe that these allegations are without legal merit, that we will ultimately prevail on these issues and therefore that the likelihood of any monetary damages is remote.
Government Investigations
In March 2004, the Office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it had commenced a civil investigation related to our U.S. marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa, Prozac®, and Prozac WeeklyTM. In October 2005, the U.S. Attorney’s Office advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid®, Evista, Humalog®, Humulin®, Prozac, and Zyprexa. The inquiry includes a review of Lilly’s Medicaid best price reporting related to the product sales covered by the rebate agreements. We are cooperating with the U.S. Attorney in these investigations, including providing a broad range of documents and information relating to the investigations. In June 2005, we received a subpoena from the Office of the Attorney General, Medicaid Fraud Control Unit, of the State of Florida, seeking production of documents relating to sales of Zyprexa and our marketing and promotional practices with respect to Zyprexa. In September 2006, we received a subpoena from the California Attorney General’s Office seeking production of documents related to our efforts to obtain and maintain Zyprexa’s status on California’s formulary, marketing and promotional practices with respect to Zyprexa, and remuneration of health care providers. Beginning in August 2006, we have received civil investigative demands or subpoenas from the attorneys general of a number of states. Most of these requests are now part of a multistate investigative effort being coordinated by an executive committee of attorneys general. We are aware that approximately 30 states are participating in this joint effort, and we anticipate that additional states will join the investigation. These attorneys general are seeking a broad range of Zyprexa documents, including documents relating to sales, marketing and promotional practices, and remuneration of health care providers. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or nonmonetary remedies. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.
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
The 2005 settlement totaling $700.0 million was paid during 2005. The January 2007 settlements were recorded in other current liabilities in our December 31, 2006 consolidated balance sheet and will be paid during 2007.
The U.S. Zyprexa product liability claims not subject to these agreements include approximately 400 lawsuits in the U.S. covering approximately 1,300 plaintiffs and an additional 350 claims of which we are aware. In addition, we have been served with a lawsuit seeking class certification in which the members of the purported class are seeking refunds and medical monitoring. In early 2005, we were served with four lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. One of these four lawsuits has been certified for residents of Quebec, and a second has been certified in Ontario and includes all Canadian residents, except for residents of Quebec and British Columbia. The allegations in the Canadian actions are similar to those in the litigation pending in the U.S.
We are prepared to continue our vigorous defense of Zyprexa in all remaining cases. We currently anticipate that trials in one or more cases in the Eastern District of New York will begin in the second quarter of 2007.
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
In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses. We have been served with similar lawsuits filed by the states of Alaska, Mississippi, Montana, New Mexico, Pennsylvania, and West Virginia in the courts of the respective states.
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
STOCK-BASED COMPENSATION
The fair value of stock-based compensation is required to be recognized in net income. In 2007, our stock-based compensation expense consists primarily of performance awards (PAs), shareholder value awards (SVAs), and stock options. In 2006, our stock-based compensation expense consisted primarily of PAs and stock options. We recognized pretax stock-based compensation cost in the amount of $72.7 million and $100.2 million in the first quarter of 2007 and 2006, respectively.
In 2007 we implemented an SVA program which replaced our stock option program. SVAs are granted to officers and management and are payable in shares of common stock at the end of a three-year period. The number of shares actually issued varies depending on our stock price at the end of the three-year vesting period compared to pre-established target prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award.
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain earnings-per share targets over a one-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the fiscal year of the grant.
As of March 31, 2007, the total remaining unrecognized compensation cost associated with our equity programs is $255.7 million and the weighted-average remaining requisite service period is 17 months.

RETIREMENT BENEFITS
Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$65.5	$69.3	$19.1	$19.7
Interest cost	86.0	80.7	25.3	24.4
Expected return on plan assets	(134.2)	(119.5)	(26.3)	(22.0)
Amortization of prior service cost	1.3	1.4	(3.9)	(3.9)
Recognized actuarial loss	31.3	30.3	23.4	25.2

Net periodic benefit cost	$49.9	$62.2	$37.6	$43.4

In 2007, we expect to contribute approximately $80 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. In addition, we expect to contribute approximately $85 million of additional discretionary funding in 2007 to our defined benefit plans. We also expect to contribute approximately $90 million of discretionary funding to our postretirement health benefit plans during 2007. As of March 31, 2007, $90.3 million of the total $255 million expected 2007 contributions has been contributed.
OTHER INCOME — NET
Other income – net, comprised the following:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Interest expense	$53.0	$65.0
Interest income	(57.0)	(59.7)
Joint venture income	(11.0)	(19.8)
Other	(23.3)	(17.7)

	$(38.3)	$(32.2)

The joint venture income represents our share of the Lilly ICOS LLC joint venture results of operations, net of income taxes, prior to the acquisition of ICOS Corporation on January 29, 2007.
SHAREHOLDERS’ EQUITY
As of March 31, 2007, we have purchased $2.58 billion of our previously announced $3.0 billion share repurchase program. During the first quarter of 2007, we did not acquire any shares pursuant to this program, nor do we expect any share repurchases under this program for the remainder of 2007.
IMPLEMENTATION OF NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, we recognized an increase of $8.6 million in the liability for unrecognized tax benefits, and an offsetting reduction to the January 1, 2007 balance of retained earnings. We also reclassified $921.4 million of income taxes payable from current to non-current liabilities. The total amount of gross unrecognized tax benefits at January 1, 2007 was $1.34 billion and the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate, was $1.27 billion at January 1, 2007.
We file income tax returns in the United States (U.S.) federal jurisdiction and various state, local, and foreign jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations in major taxing jurisdictions for years before 2001. We are currently under examination by the Internal Revenue Service for tax years 2001-2004.
We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. At January 1, 2007, our accruals for the payment of interest and penalties totaled approximately $171.8 million, substantially all of which relates to interest.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not anticipate the implementation of this Statement will be material to our financial position and results of operations.
In February 2007, The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s fiscal years beginning after November 15, 2007. We do not anticipate the implementation of this Statement will be material to our financial position and results of operations.
ACQUISITIONS
ICOS Corporation Acquisition
On January 29, 2007, we acquired all of the outstanding common stock of ICOS Corporation (ICOS), our partner in the Lilly ICOS LLC joint venture for the manufacture and sales of Cialis for the treatment of erectile dysfunction. The acquisition brings the full value of Cialis to us and enables us to realize operational efficiencies in the further development, marketing, and selling of this product. Under the terms of the agreement, each outstanding share of ICOS common stock was redeemed for $34 in cash for an aggregate purchase price of approximately $2.3 billion, which was financed through borrowings.
In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from ICOS at the date of acquisition are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $628.4 million. No portion of this goodwill is expected to be deductible for tax purposes. ICOS’ results of operations are included in our consolidated financial statements from the date of acquisition.
We have preliminarily determined the following estimated fair values for the assets purchased and liabilities assumed as of the date of acquisition. The determination of estimated fair value requires management to make significant estimates and assumptions. We hired independent third parties to assist in the valuation of assets that were difficult to value. Although we do not anticipate any significant adjustments, to the extent that our estimates used in the purchase accounting allocation need to be adjusted, we will do so upon making that determination but not later than one year from the date of acquisition.

Estimated Fair Value
at January 29, 2007
(Dollars in millions)
Cash and short-term investments	$197.7
Developed product technology (Cialis)[1]	1,659.9
Acquired in-process research and development	303.5
Tax benefit of net operating losses	404.1
Goodwill	628.4
Other assets and liabilities — net	(19.5)
Deferred taxes	(581.0)
Long-term debt assumed	(275.6)

Total estimated purchase price	$2,317.5

[1]	The intangible asset will be amortized over Cialis’ remaining expected patent lives in each country, which range from 2015 to 2017.
The acquired in-process research and development (IPR&D) represents compounds currently under development that have not yet achieved regulatory approval for marketing. The estimated fair value of these intangible assets was derived using a valuation from an independent third party. New indications for and formulations of the Cialis compound currently in clinical testing represent approximately 48 percent of the estimated fair value of the IPR&D. The remaining value of IPR&D represents several other products in development, with no one asset comprising a significant portion of this value. In accordance with FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, these IPR&D intangible assets totaling $303.5 million have been written off by a charge to income immediately subsequent to the acquisition because the compounds do not have any alternative future use. This charge is not deductible for tax purposes. The ongoing activity with respect to each of these compounds under development is not material to our research and development expenses.
There are several methods that can be used to determine the estimated fair value of the acquired IPR&D. We utilized the “income method,” which applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. The discount rate we used in valuing the acquired IPR&D projects was 20 percent.
Hypnion, Inc. Acquisition
On April 3, 2007, we acquired all of the outstanding stock of Hypnion, Inc. (Hypnion), a privately held neuroscience drug discovery company focused on sleep disorders for $315.0 million. The acquisition provides Lilly with a broader and more substantive presence in the area of sleep disorder research and ownership of HY10275, a novel Phase II compound with a dual mechanism of action aimed at promoting better sleep onset and sleep maintenance. While the allocation of the purchase price has not been finalized, we anticipate a charge of approximately $300 million to acquired IPR&D. We will include the IPR&D as an expense in the second quarter of 2007 and it will not be deductible for tax purposes.
Product Acquisition
In January 2007, we entered into an agreement with OSI Pharmaceuticals, Inc. to acquire the rights to its compound for the treatment of type 2 diabetes. At the inception of this agreement, this compound was in the development stage (Phase I clinical trials) and had no alternative future uses. As with many development phase compounds, launch of the product, if approved, was not expected in the near term. Our charge for acquired IPR&D related to this arrangement was $25.0 million, is included as expense in the first quarter of 2007, and is deductible for tax purposes.
ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER SPECIAL CHARGES
In connection with previously announced strategic decisions, we recorded asset impairment, restructuring, and other special charges of $123.0 million. These charges primarily relate to a voluntary severance program at one of our U.S. plants and other costs related to this action as well as the decision to stop construction of a planned insulin manufacturing plant in the U.S. Also included are charges related to our previous decision to close two research and development facilities and one production facility outside the U.S. The component of this charge related to the non-cash asset impairment was $68.5 million (pretax), and was necessary to adjust the carrying value of the assets to fair value. We expect to complete these restructuring activities by December 31, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OPERATING RESULTS
Executive Overview
I. Financial Results
Our worldwide sales for the quarter increased 14 percent, to $4.23 billion, driven primarily by the collective growth of Cymbalta®, Zyprexa, and the inclusion of Cialis sales since our January 29, 2007 acquisition of ICOS Corporation. Net income and earnings per share decreased 39 percent to $508.7 million and $.47, respectively. Net income comparisons between the first quarter of 2007 and the first quarter of 2006 are affected by the following significant items, which occurred in 2007 and are reflected in our financial results:
•	We incurred in-process research and development charges associated with the acquisition of ICOS of $303.5 million (no tax benefit) and the licensing arrangement with OSI Pharmaceuticals of $25.0 million (pretax), which decreased earnings per share by $.29.

•	We recognized asset impairments, restructuring, and other special charges associated with previously announced strategic decisions affecting manufacturing and research facilities of $123.0 million (pretax), which decreased earnings per share by $.08.

II. Business Development, and Recent Product and Late-Stage Pipeline Developments
•	On January 29, 2007 Lilly completed the acquisition of ICOS Corporation at a cost of approximately $2.3 billion. The acquisition brings the full value of Cialis to Lilly and enables the company to realize operational efficiencies in the further development, marketing, and selling of this product.

•	In early January of 2007, Lilly licensed from OSI Pharmaceuticals its glucokinase activator (GKA) program for the treatment of type 2 diabetes, including the lead compound PSN010. Lilly received an exclusive license to develop and market any compounds derived from the GKA program.

•	In February, Lilly announced that the U.S. Food and Drug Administration (FDA) had approved Cymbalta for the treatment of generalized anxiety disorder (GAD).

•	In February, Lilly announced the launch of the first insulin pen with memory, HumaPen® MEMOIR™, to help simplify the daily management of diabetes. In addition, the company has launched HumaPen® Luxura™ HD®, an insulin pen enabling half-unit dosing.

•	In early March, Lilly announced the acquisition of Hypnion, Inc., a privately held neuroscience drug discovery company focused on sleep disorders. The deal expands Lilly’s presence in the area of sleep disorder research and provides ownership of HY10275, a novel Phase II insomnia compound with a dual mechanism of action aimed at promoting better sleep onset and sleep maintenance. The acquisition was completed on April 3, 2007 for $315.0 million, and will result in a second quarter 2007 in-process research and development charge of approximately $0.30 per share.

•	In March, the U.S. FDA rejected Lilly’s appeal of an approvable letter for Arxxant™ for diabetic retinopathy and reiterated its request for further data that would require an additional three-year study. Lilly subsequently withdrew its Arxxant application in Europe and is currently considering the next steps for the molecule.

•	In March, Lilly received an approvable letter from the U.S. FDA for a treatment-resistant-depression (TRD) indication for Symbyax®. Lilly is currently working with the FDA regarding label negotiations and postmarketing commitments, and is hopeful to have an action on the approvable letter in the second half of 2007.

•	In late March, Lilly announced that the European Medicines Agency (EMEA) granted enzastaurin orphan drug designation for the treatment of diffuse large B-cell lymphoma (DLBCL).
III. Legal, Regulatory, and Other Matters
In December 2006, the U.S. Court of Appeals for the Federal Circuit affirmed a district court ruling upholding the validity of our Zyprexa patent. We are very confident we will maintain our U.S. patent protection on Zyprexa until 2011.
We have reached agreements with claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a total of approximately 28,500 claims against us relating to the medication. Approximately 1,650 claims remain. As a result of our product liability exposures, the substantial majority of which were related to Zyprexa, we recorded net pretax charges of $1.07 billion in the second quarter of 2005 and $494.9 million in the fourth quarter of 2006.
In March 2004, we were notified by the U.S. Attorney’s office for the Eastern District of Pennsylvania that it had commenced a civil investigation relating to our U.S. marketing and promotional practices.
We have received requests for information about Zyprexa from the offices of Representative Henry Waxman, Chair of the House Committee on Oversight and Government Reform, and Senator Charles Grassley, ranking member of the Senate Finance Committee, and we are cooperating with their requests.
In the United States, implementation of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), which provides a prescription drug benefit under the Medicare program, took effect January 1, 2006. Various measures have been discussed and/or passed in both the U.S. House of Representatives and U.S. Senate that would legalize the importation of prescription drugs and either allow or require the Secretary of Health and Human Services to negotiate drug prices directly with pharmaceutical manufacturers. We expect pricing pressure at the federal level to continue. In addition, although the successful implementation of the MMA may have relieved some state budget pressures, it is unlikely to result in reduced pricing pressures at the state level.
International operations also are generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property protection.

Sales
Sales increased 14 percent, to $4.23 billion, driven primarily by the collective growth of Cymbalta, Zyprexa, and the inclusion of Cialis since our January 29, 2007 acquisition of ICOS. Sales in the U.S. increased by $275.7 million, or 14 percent, for the first quarter of 2007 compared with the first quarter of 2006. Sales outside the U.S. increased $235.9 million, or 14 percent, for the first quarter of 2007. Worldwide sales volume increased 7 percent, selling prices increased sales 5 percent, and exchange rates increased sales by 2 percent.
The following table summarizes our net sales activity for the three-month periods ended March 31, 2007 and 2006:

				Three Months Ended
	Three Months Ended			March 31,	Percent
	March 31, 2007			2006	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2006
	(Dollars in millions)
Zyprexa	$523.3	$584.7	$1,108.0	$1,007.4	10
Cymbalta	386.3	55.5	441.8	233.3	89
Gemzar	162.7	214.2	376.9	338.8	11
Humalog	210.3	129.2	339.5	304.5	11
Evista	172.1	91.7	263.8	241.6	9
Humulin	85.2	140.6	225.8	218.5	3
Animal health products	92.7	122.4	215.1	198.3	8
Cialis[2]	64.0	129.1	193.1	55.4	NM
Alimta	104.1	83.7	187.8	130.1	44
Forteo	107.4	46.0	153.4	127.1	21
Strattera®	117.7	22.2	139.9	152.2	(8)
Humatrope	56.1	51.8	107.9	96.6	12
Other pharmaceutical products	229.1	244.0	473.1	610.9	(23)

Total net sales	$2,311.0	$1,915.1	$4,226.1	$3,714.7	14

[1]	U.S. sales include sales in Puerto Rico.

[2]	Prior to the acquisition of ICOS, the Cialis sales shown in the table above represent results only in the territories in which we marketed Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture territory sales, net of expenses and taxes, is reported in other income – net in our consolidated condensed income statement. Subsequent to the acquisition, all Cialis product sales are included in our net sales in our consolidated condensed income statement.
Product Highlights
In the first quarter of 2007, U.S. sales of Zyprexa, a treatment for schizophrenia, bipolar mania, and bipolar maintenance, increased 6 percent compared with the first quarter of 2006, due primarily to higher prices, offset partially by lower demand. Zyprexa sales in international markets increased 14 percent, driven by volume increases and the impact of foreign exchange rates.
Results from our primary diabetes care products are as follows:
•	U.S. sales of Humalog, our insulin analog, increased 11 percent during the first three months of 2007 driven by increased prices. Humalog sales outside the U.S. increased 12 percent during the first quarter driven by increased volume and a favorable impact of exchange rates, offset partially by decreased prices.

•	U.S. sales of Humulin, a biosynthetic human insulin, decreased 3 percent for the first three months of 2007, driven by the decline in demand due to continued competitive pressures, offset partially by higher prices. Humulin sales outside the U.S. increased 8 percent during the first three months of 2007 due to increased volume and a favorable impact of exchange rates, offset partially by decreased prices.

•	Sales of Byetta, the first in a new class of medicines known as incretin mimetics for type 2 diabetes that we market with Amylin Pharmaceuticals (Amylin), were $146.5 million during the first three months of 2007. We report as revenue our 50 percent share of Byetta’s gross margins and our sales of Byetta pen delivery devices to our partner, Amylin, which totaled $71.5 million during the first quarter of 2007 as compared to $35.8 million during the first quarter of 2006.

•	U.S. revenues of Actos, an oral agent for the treatment of type 2 diabetes, were $40.8 million, a decrease of 73 percent in the first three months of 2007. Actos is manufactured by Takeda Chemical Industries, Ltd. Our U.S. marketing rights with respect to Actos expired in September 2006; however, we will continue receiving royalties from Takeda

Pharmaceuticals North America at a declining rate through September 2009. The arrangement outside the U.S. continues. Sales outside the U.S. increased 21 percent, to $45.4 million, due primarily to increased volume in addition to a favorable impact of foreign exchange rates.
U.S. sales of Cymbalta, a treatment of major depressive disorder, diabetic peripheral neuropathic pain, and generalized anxiety disorder, increased 88 percent during the first quarter of 2007, as compared to the same period last year, due to strong demand. Cymbalta sales growth outside the U.S. reflect international launches.
U.S. sales of Gemzar, a product approved to fight various cancers, increased 9 percent during the first quarter of 2007 due to higher prices and wholesaler buying patterns. Outside the U.S., Gemzar sales increased 13 percent as a result of higher volume and the impact of foreign exchange rates.
Total worldwide sales of Cialis, a treatment for erectile dysfunction, were $265.8 million, including $72.7 million of sales in the Lilly ICOS joint-venture territories for the period prior to the acquisition of ICOS. Worldwide sales grew 19 percent compared with first-quarter 2006, reflecting strong global demand. U.S. sales increased 18 percent during the first quarter of 2007 as compared to first-quarter 2006, due to increased volume and prices. Sales outside the U.S. increased 20 percent, due to increased volume, increased prices, and the favorable impact of foreign exchange rates. Prior to the ICOS acquisition, Cialis sales in our territories were reported in revenue, while our 50 percent share of the joint-venture territory sales, net of expenses and taxes, was reported in other income – net.
U.S. sales of Evista, a product for the prevention and treatment of osteoporosis, increased 15 percent during the first quarter of 2007 driven by higher prices. Evista sales outside the U.S. decreased 1 percent due to decreased volume and price, offset partially by a favorable impact of foreign exchange rates.
U.S. sales of Alimta, a treatment for malignant pleural mesothelioma and second-line treatment of non-small cell lung cancer, increased 34 percent during the first quarter of 2007, due to increased demand and wholesaler buying patterns. Sales outside the U.S. increased 60 percent, due to increased demand.
In the first quarter of 2007, Lilly completed a study of Alimta® versus Gemzar, when both are used in combination with cisplatin as a first-line treatment for non-small cell lung cancer (NSCLC). The study met its primary endpoint of non-inferiority relative to overall survival. Based on this data, Lilly plans to submit Alimta for first-line NSCLC to the European Medicines Agency (EMEA) in 2007.
U.S. sales of Forteo, a treatment for severe osteoporosis, increased 23 percent during the first quarter of 2007. U.S. sales benefited from access to medical coverage through the Medicare Part D program, decreased utilization of our U.S. patient assistance program, and increased demand. U.S. sales growth was partially offset by wholesaler buying patterns. Sales outside the U.S. grew 15 percent, due to increased volume and the favorable impact of foreign exchange rates.
U.S. sales of Strattera, a treatment of attention-deficit hyperactivity disorder (ADHD) in children, adolescents, and adults, decreased 13 percent during the first quarter of 2007, compared with the same period in 2006. The decline in sales in the first quarter was attributable to a decline in demand, partially offset by increased prices. Sales outside the U.S. increased 31 percent, driven primarily by increased volume in addition to a favorable impact of foreign exchange rates, offset partially by decreased prices.
Gross Margin, Costs, and Expenses
For the first quarter of 2007, gross margins as a percent of net sales declined 0.1 percentage points, to 78.2 percent. This decline was primarily due to the amortization of Cialis product intangible assets acquired in the ICOS acquisition and lower production volume, offset in part by higher product prices and manufacturing expenses growing at a slower rate than sales.
Operating expenses (the aggregate of research and development and marketing and administrative expenses) increased 15 percent for the first quarter of 2007 compared with the first quarter of 2006. Research and development expenses were $834.2 million, or 20 percent of net sales. Compared with the first quarter of 2006, research and development expenses increased 13 percent. In addition to the acquisition of ICOS, this increase was due to costs associated with the consequences of the FDA’s decision on Arxxant and the withdrawal of the Arxxant application in Europe, as well as increases in discovery research and late-stage clinical trial costs. Marketing and administrative expenses rose 17 percent to $1.34 billion, largely due to the impact of the ICOS acquisition, increased marketing and selling expenses in support of key products (primarily Cymbalta and the diabetes care franchise), and increases in litigation-related costs.

Other income – net increased $6.1 million, to $38.3 million, and consists of interest expense, interest income, the after-tax operating results of the Lilly ICOS joint venture prior to the ICOS acquisition, and all other miscellaneous income and expense items.
•	Interest expense for first-quarter 2007 decreased $12.0 million, to $53.0 million, due to lower debt balances during the first quarter of 2007 as compared to the first quarter of 2006.

•	Interest income for first-quarter 2007 decreased $2.7 million, to $57.0 million, due to lower cash balances during the first quarter of 2007 as compared to the first quarter of 2006.

•	The Lilly ICOS joint-venture income prior to the acquisition was $11.0 million. Subsequent to the acquisition, all activity related to ICOS is included in our consolidated financial results.

•	Net other miscellaneous income items increased $5.6 million to $23.3 million, primarily as a result of income from the outlicensing of development stage products and partnered products in development.
Income tax expense decreased 5 percent, to $210.7 million. The effective tax rate was 29 percent, up from 21 percent in the first quarter of 2006, primarily because the in-process research and development charge associated with the acquisition of ICOS was not deductible.
FINANCIAL CONDITION
As of March 31, 2007, cash, cash equivalents, and short-term investments totaled $3.36 billion compared with $3.89 billion at December 31, 2006. Cash flows from operations of $891.8 million and net proceeds from the issuance of long-term debt of $1.40 billion was more than offset by the net cash paid for ICOS of $2.23 billion and dividends paid of $462.9 million.
Total debt at March 31, 2007, was $5.36 billion, an increase of $1.64 billion from December 31, 2006. In the first quarter of 2007, we issued approximately $2.5 billion of debt to finance our acquisition of ICOS, including the acquisition of ICOS stock and refinancing of ICOS debt, and repaid $1.10 billion of long-term debt. Our current debt ratings from Standard & Poor’s and Moody’s remain at AA and Aa3, respectively.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including debt service, capital expenditures, costs associated with product liability litigation, dividends, and taxes in 2007. We believe that amounts available through our existing commercial paper program should be adequate to fund maturities of short-term borrowings, if necessary. We currently have $1.20 billion of unused committed bank credit facilities, which backs our commercial paper program. Various risks and uncertainties, including those discussed in the Financial Expectations for 2007 section, may affect our operating results and cash generated from operations.
LEGAL AND REGULATORY MATTERS
Patent Litigation
We are engaged in the following patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):
•	Dr. Reddy’s Laboratories, Ltd. (Reddy), Teva Pharmaceuticals, and Zenith Goldline Pharmaceuticals, Inc., which was subsequently acquired by Teva Pharmaceuticals (together, Teva), each submitted Abbreviated New Drug Applications (ANDAs) seeking permission to market generic versions of Zyprexa prior to the expiration of our relevant U.S. patent (expiring in 2011) and alleging that this patent was invalid or not enforceable. We filed lawsuits against these companies in the U.S. District Court for the Southern District of Indiana, seeking a ruling that the patent is valid, enforceable and being infringed. The district court ruled in our favor on all counts on April 14, 2005, and on December 26, 2006, that ruling was upheld by the Court of Appeals for the Federal Circuit. Reddy’s and Teva’s combined petition for rehearing at the Federal Circuit was denied. Reddy and Teva may seek review of the Federal Circuit’s decision by the U.S. Supreme Court. We are confident that Reddy’s and Teva’s claims are without merit and we expect to prevail. An unfavorable outcome would have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
•	Barr Laboratories, Inc. (Barr), submitted an ANDA in 2002 seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In November 2002, we filed a lawsuit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Barr. Teva has also submitted an ANDA seeking permission to market a generic version of Evista. In June 2006, we filed a lawsuit against Teva in the U.S. District Court for the Southern District of Indiana, seeking a ruling that our relevant U.S. patents are valid, enforceable, and being infringed by Teva. No trial date has been set in either case. We believe that Barr’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Sicor Pharmaceuticals, Inc. (Sicor), Mayne Pharma (USA) Inc. (Mayne), and Sun Pharmaceutical Industries Inc. (Sun) each submitted ANDAs seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (expiring in 2010 and 2013), and alleging that these patents are invalid. We filed lawsuits in the U.S. District Court for the Southern District of Indiana against Sicor (February 2006), Mayne (October 2006), and Sun (December 2006), seeking a ruling that these patents are valid and are being infringed. Each generic company moved to dismiss our lawsuit, arguing that the Indiana court lacks jurisdiction. On April 17, 2007, the court denied Sicor’s motion. The two remaining motions to dismiss have not been decided. We expect to prevail in litigation involving our Gemzar patents and believe that claims made by these generic companies that our patents are not valid are without merit. However, it is not possible to predict or determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
In June 2002, Ariad Pharmaceuticals, Inc., the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research, and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts sued us, alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body, and seeking royalties on past and future sales of these products. In June 2005, the United States Patent and Trademark Office commenced a re-examination of the patent in order to consider certain issues raised by us relating to the validity of the patent. On May 4, 2006, a jury in Boston issued an initial decision in the case that Xigris and Evista sales infringe the patent. The jury awarded the plaintiffs approximately $65 million in damages, calculated by applying a 2.3 percent royalty to all U.S. sales of Xigris and Evista from the date of issuance of the patent through the date of trial. We are seeking to have the jury verdict overturned by the trial court judge, and if unsuccessful, will appeal the decision to the Court of Appeals for the Federal Circuit. In addition, a separate bench trial with the U.S. District Court of Massachusetts was held the week of August 7, 2006, on our contention that the patent is unenforceable and impermissibly covers natural processes. No decision has been rendered. We believe that these allegations are without legal merit, that we will ultimately prevail on these issues and therefore that the likelihood of any monetary damages is remote.
Government Investigations
In March 2004, the Office of the U.S. Attorney for the Eastern District of Pennsylvania advised us that it had commenced a civil investigation related to our U.S. marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa, Prozac, and Prozac Weekly. In October 2005, the U.S. Attorney’s Office advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid, Evista, Humalog, Humulin, Prozac, and Zyprexa. The inquiry includes a review of Lilly’s Medicaid best price reporting related to the product sales covered by the rebate agreements. We are cooperating with the U.S. Attorney in these investigations, including providing a broad range of documents and information relating to the investigations. In June 2005, we received a subpoena from the Office of the Attorney General, Medicaid Fraud Control Unit, of the State of Florida, seeking production of documents relating to sales of Zyprexa and our marketing and promotional practices with respect to Zyprexa. In September 2006, we received a subpoena from the California Attorney General’s Office seeking production of documents related to our efforts to obtain and maintain Zyprexa’s status on California’s formulary, marketing and promotional practices with respect to Zyprexa, and remuneration of health care providers. Beginning in August 2006, we have received civil investigative demands or subpoenas from the attorneys general of a number of states. Most of these requests are now part of a multistate investigative effort being coordinated by an executive committee of attorneys general. We are aware that approximately 30 states are participating in this joint effort, and we anticipate that additional states will join the investigation. These attorneys general are seeking a broad range of Zyprexa documents, including documents relating to sales, marketing and promotional practices, and remuneration of health care providers. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or nonmonetary remedies. We cannot predict or determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.
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
The 2005 settlement totaling $700.0 million was paid during 2005. The January 2007 settlements were recorded in other current liabilities in our December 31, 2006 consolidated balance sheet and will be paid during 2007.
The U.S. Zyprexa product liability claims not subject to these agreements include approximately 400 lawsuits in the U.S. covering approximately 1,300 plaintiffs and an additional 350 claims of which we are aware. In addition, we have been served with a lawsuit seeking class certification in which the members of the purported class are seeking refunds and medical monitoring. In early 2005, we were served with four lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. One of these four lawsuits has been certified for residents of Quebec, and a second has been certified in Ontario and includes all Canadian residents, except for residents of Quebec and British Columbia. The allegations in the Canadian actions are similar to those in the litigation pending in the U.S.
We are prepared to continue our vigorous defense of Zyprexa in all remaining cases. We currently anticipate that trials in one or more cases in the Eastern District of New York will begin in the second quarter of 2007.
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

In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses. We have been served with similar lawsuits filed by the states of Alaska, Mississippi, Montana, New Mexico, Pennsylvania, and West Virginia in the courts of the respective states.
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
FINANCIAL EXPECTATIONS FOR 2007
We expect 2007 sales to grow in the low double digits, an increase from previous guidance of high single digits to low double digits. We expect second quarter earnings per share of $.50 to $.52. For the full year of 2007, we expect earnings per share to be in the range of $2.63 to $2.73. The estimated ranges for both the second quarter and the year include an estimate of $.30 per share for the charge related to the in-process research and development associated with the Hypnion acquisition. As the allocation of the purchase price is still in process, the actual charge may differ from this estimate. Gross margins as a percent of net sales are expected to improve slightly compared with 2006. In addition, we expect operating expenses (the aggregate of research and development and marketing and administrative expenses) to grow in the low double digits, driven primarily by the inclusion of all Cialis operating expenses subsequent to the acquisition and increased marketing and selling expenses in support of Cymbalta, Zyprexa, and the diabetes care franchise, as well as ongoing investment in research and development. We also expect other income — net to contribute less than $100 million, a reduction from 2006 due to the removal of the Lilly ICOS joint venture after-tax profit. Other income — net will primarily include net interest income and income from the partnering and out-licensing of molecules. In terms of cash flow, we continue to expect a continuation of strong cash flow trends in 2007, with capital expenditures of approximately $1.1 billion.

We caution investors that any forward-looking statements or projections made by us, including those above, are based on management’s belief at the time they are made. However, they are subject to risks and uncertainties. Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the timing and scope of regulatory approvals and the success of our new product launches; asset impairments and restructuring charges; acquisitions and business development transactions; foreign exchange rates; wholesaler inventory changes; other regulatory developments, litigation, and government investigations; and the impact of governmental actions regarding pricing, importation, and reimbursement for pharmaceuticals or the protection of intellectual property rights. Other factors that may affect our operations and prospects are discussed in Item 1A of our 2006 Form 10-K, “Risk Factors.” We undertake no duty to update these forward-looking statements.
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

Our management, with the participation of Sidney Taurel, chairman and chief executive officer, and Derica W. Rice, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2007, and concluded that they are effective.

(b)	Changes in Internal Controls. During the first quarter of 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 2, Management’s Discussion and Analysis, “Legal and Regulatory Matters,” for information on various legal proceedings, including but not limited to:
•	The patent litigation involving Zyprexa, Evista, and Gemzar

•	The civil investigation by the U.S. Attorney for the Eastern District of Pennsylvania relating to our U.S. sales, marketing, and promotional practices

•	The Zyprexa product liability and related litigation, including claims brought on behalf of healthcare payors

•	The legal proceedings we have filed against several of our product liability insurance carriers with respect to our coverage for the Zyprexa product liability claims
That information is incorporated into this Item by reference.
Other Patent Litigation
During 2005, two generic pharmaceutical manufacturers, Apotex Inc. (Apotex) and Novopharm Ltd. (Novopharm) (a wholly-owned subsidiary of Teva), challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011) in Canada. The generic companies allege that our patent is invalid, obtained by fraud, or irrelevant. In April 2007, the Canadian Federal Court ruled that Apotex’s allegations that our compound patent was invalid were not justified. If Apotex appeals the ruling, the appeal hearing could be held as early as the fourth quarter of 2007. We currently anticipate a decision by September 2007 in the Novopharm case. In May 2004, Egis-Gyogyszergyar (Egis), and in May 2006, Neolabs Ltd. (Neolabs), both generic pharmaceutical manufacturers, challenged the validity of our Zyprexa compound and method-of-use patents (expiring in 2011) in Germany. The Egis and Neolabs suits were joined and heard together. We currently anticipate a decision from the German Patent Court in the second or third quarter of 2007. We have received challenges to Zyprexa patents in a number of other countries as well, including several European countries. We are vigorously contesting the various legal challenges to our Zyprexa patents. We cannot predict or determine the outcome of this litigation.
Other Product Liability Litigation
We refer to Part I, Item 3, of our Form 10-K annual report for 2006 for the discussion of product liability litigation involving diethylstilbestrol (DES) and vaccines containing the preservative thimerosal. In the DES litigation, we have been named as a defendant in approximately 65 suits involving approximately 115 claimants. In the thimerosal litigation, we have been named as a defendant in approximately 355 suits with approximately 930 claimants.
Shareholder Litigation
Two putative class action lawsuits have been filed in the United States District Court for the Eastern District of New York against the company and various current and former directors, officers and employees under the federal securities laws (Smith et al. v. Eli

Lilly and Company et al., filed March 28, 2007, and Valentine v. Eli Lilly and Company et al., filed April 5, 2007). The company has not been formally served with either lawsuit. In both lawsuits, plaintiffs request certification of a class of purchasers of Lilly stock from March 28, 2002, through December 22, 2006. The complaints allege that the defendants made false and misleading statements regarding Zyprexa in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified compensatory damages and the costs of suit, including attorneys’ fees. We believe these claims are without merit and intend to defend against them vigorously.
In April 2007, the company received a demand from two shareholders that the board of directors cause the company to take legal action against current and former directors and others for allegedly causing damage to the company with respect to the allegedly improper marketing of Evista, Prozac, and Zyprexa. The board has taken the matter under advisement.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three-month period ended March 31, 2007:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	per Share	Programs	Programs
Period	(a)	(b)	(c)	(d)
	(in thousands)		(in thousands)	(in millions)
January 2007	2	$53.13	—	$419.2
February 2007	61	54.12	—	419.2
March 2007	1	53.81	—	419.2

Total	64		—

The amounts presented in columns (a) and (b) above represent purchases of common stock related to employee stock option exercises. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.0 billion share repurchase program announced in March 2000. As of March 31, 2007, we have purchased $2.58 billion related to this program. During the first quarter of 2007, no shares were repurchased pursuant to this program and we do not expect to purchase any shares under this program during the remainder of 2007.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on April 16, 2007. The following is a summary of the matters voted on at the meeting:
(a)	The four nominees for director were elected to serve three-year terms ending in 2010, as follows:

Nominee	For	Withhold Vote
Sir Windried Bischoff	986,676,085	19,859,982
J. Michael Cook	987,741,196	18,794,871
Franklyn G. Prendergast, M.D., Ph.D.	937,008,719	69,527,348
Kathi P. Seifert	982,357,669	24,178,398
(b)	The appointment of Ernst & Young LLP as our principal independent auditors was ratified by the following shareholder vote:

For:	987,959,903
Against:	12,289,425
Abstain:	6,286,739

(c)	By the following vote, the shareholders did not approve the proposal to amend the company’s articles of incorporation to provide for annual election of directors. Approval required the vote of 80 percent of the approximately 1.1 billion shares outstanding as of the record date:

For:	852,402,279
Against:	147,113,030
Abstain:	7,020,758
(d)	By the following vote, the shareholders reapproved the material terms of performance goals for the 2002 Lilly Stock Plan:

For:	827,453,058
Against:	170,521,430
Abstain:	8,561,579
(e)	By the following vote, the shareholders did not approve the shareholder proposal requesting the board issue a report to shareholders on extending the company’s Animal Care and Use Policy to contract labs:

For:	28,681,405
Against:	717,871,074
Abstain:	134,024,126
Broker Nonvote:	125,959,462
(f)	By the following vote, the shareholders did not approve the shareholder proposal regarding international outsourcing of animal research:

For:	31,199,149
Against:	715,003,226
Abstain:	134,374,230
Broker Nonvote:	125,959,462
(g)	By the following vote, the shareholders did not approve the shareholder proposal regarding separating the roles of chairman and chief executive officer:

For:	278,299,245
Against:	593,128,586
Abstain:	9,148,774
Broker Nonvote:	125,959,462
(h)	By the following vote, the shareholders did not approve the shareholder proposal regarding amending the company’s articles of incorporation to allow shareholders to amend the bylaws:

For:	425,791,519
Against:	446,275,680
Abstain:	8,509,406
Broker Nonvote:	125,959,462
(i)	By the following vote, the shareholders approved a shareholder proposal regarding adopting a simple majority vote standard:

For:	545,828,383
Against:	326,381,323
Abstain:	8,366,899
Broker Nonvote:	125,959,462

Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 10.1	The 2002 Lilly Stock Plan, as amended

EXHIBIT 10.2	Form of Shareholder Value Award

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY (Registrant)
Date May 3, 2007	/s/ James B. Lootens
James B. Lootens
Secretary and Deputy General Counsel

Date May 3, 2007	/s/ Arnold C. Hanish
Arnold C. Hanish
Executive Director, Finance, and Chief Accounting Officer

INDEX TO EXHIBITS
The following documents are filed as a part of this Report:

Exhibit

EXHIBIT 10.1	The 2002 Lilly Stock Plan, as amended

EXHIBIT 10.2	Form of Shareholder Value Award

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification