Form 10-K
period 2007-12-31
LILLY ELI & CO
filed 2008-02-29
CIK 59478

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Act: Yes ☐ No ☑

Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (Common Stock): approximately $55,734,950,000

Number of shares of common stock outstanding as of February 15, 2008: 1,136,985,018

Portions of the Registrant’s Proxy Statement to be filed on or about March 10, 2008 have been incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Part I

Item 1.	Business

Eli Lilly and Company (the “Company” or “Registrant”, which may be referred to as “we”, “us”, or “our”) was incorporated in 1901 in Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. We discover, develop, manufacture, and sell products in one significant business segment – pharmaceutical products. We also have an animal health business segment, whose operations are not material to our financial statements. We manufacture and distribute our products through owned or leased facilities in the United States, Puerto Rico, and 25 other countries. Our products are sold in approximately 135 countries.

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

Products

Our principal products are:

Neurosciences products, our largest-selling product group, including:

•	Zyprexa®, for the treatment of schizophrenia, acute mixed or manic episodes associated with bipolar I disorder and bipolar maintenance

•	Cymbalta®, for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, and generalized anxiety disorder

•	Strattera®, for the treatment of attention-deficit hyperactivity disorder in children, adolescents and adults

•	Prozac®, for the treatment of major depressive disorder, obsessive-compulsive disorder, bulimia nervosa and panic disorder

•	Symbyax®, for the treatment of bipolar depression

Endocrinology products, including:

•	Humalog® , Humalog Mix 75/25®, and Humalog Mix 50/50tm, for the treatment of diabetes

•	Humulin®, for the treatment of diabetes

•	Actos®, for the treatment of type 2 diabetes

•	Byetta®, for the treatment of type 2 diabetes

•	Evista®, for the prevention and treatment of osteoporosis in post-menopausal women and for the reduction of the risk of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer.

•	Forteo®, for the treatment of osteoporosis in postmenopausal women and men at high risk for fracture

•	Humatrope®, for the treatment of human growth hormone deficiency and idiopathic short stature.

Oncology products, including:

•	Gemzar®, for the treatment of pancreatic cancer; in combination with other agents, for the treatment of metastatic breast cancer, non-small cell lung cancer and advanced or recurrent ovarian cancer; and in the European Union for the treatment of bladder cancer

•	Alimta®, for the second-line treatment of non-small cell lung cancer; and in combination with another agent, for the treatment of malignant pleural mesothelioma.

Cardiovascular products, including:

•	Cialis®, for the treatment of erectile dysfunction

•	ReoPro®, for use as an adjunct to percutaneous coronary intervention (“PCI”), including patients undergoing angioplasty, atherectomy or stent placement

•	Xigris®, for the treatment of adults with severe sepsis at high risk of death.

Animal health products, including:

•	Rumensin®, a cattle feed additive that improves feed efficiency and growth and also controls and prevents coccidiosis

•	Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry

•	Micotil®, Pulmotil®, and Pulmotil AC®, antibiotics used to treat respiratory disease in cattle, swine, and poultry, respectively

•	Paylean® and Optaflexx®, leanness and performance enhancers for swine and cattle, respectively

•	Coban®, Monteban®, and Maxiban®, anticoccidial agents for use in poultry

•	Apralan®, an antibiotic used to control enteric infections in calves and swine

•	Surmax® (sold as Maxus® in some countries), a performance enhancer for swine and poultry

•	Elector®, a parasiticide for use on cattle and premises

•	Two new products for dogs: Comfortistm, the first FDA-approved, chewable tablet that kills fleas and prevents flea infestations on dogs; and Reconciletm, for treatment of canine separation anxiety in conjunction with behavior modification training.

Other pharmaceuticals, including:

•	Vancocin® HCl, used primarily to treat staphylococcal infections

•	Ceclor®, for the treatment of a wide range of bacterial infections.

Marketing

We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local needs.

Pharmaceuticals – United States

In the United States, we distribute pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies. Our marketing policy is designed to assure that products and relevant medical information are immediately available to physicians, pharmacies, hospitals, public and private payers, and appropriate health care professionals throughout the country. Three wholesale distributors in the United States – AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation – each accounted for between 12 and 16 percent of our worldwide consolidated net sales in 2007. No other distributor accounted for more than 10 percent of consolidated net sales. We also sell pharmaceutical products directly to the United States government and other manufacturers, but those sales are not material.

We promote our major pharmaceutical products in the United States through sales representatives who call upon physicians and other health care professionals. We advertise in medical and drug journals, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the United States and we maintain web sites with information about all our major products. Divisions of our sales force are assigned to therapeutic areas, such as neuroscience, diabetes, osteoporosis, and oncology. We sometimes supplement our employee sales force with contract sales organizations.

Large purchasers of pharmaceuticals, such as managed-care groups, government agencies, and long-term care institutions, account for a significant portion of total pharmaceutical purchases in the United States. We have created special business groups to service wholesalers, managed-care organizations, government and long-term care institutions, hospitals, and certain retail pharmacies. In response to competitive pressures, we have entered into arrangements with a number of these organizations providing for discounts or rebates on one or more Lilly products.

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

Pharmaceutical Marketing Collaborations

Several of our significant products are marketed in collaboration with other pharmaceutical companies:

•	Cymbalta is co-promoted in the United States by Quintiles Transnational Corp. and is co-promoted or co-marketed outside the U.S. (except Japan) by Boehringer Ingelheim GmbH.

•	Through January 2007, Cialis was sold in North America and most of Europe by a joint venture between Lilly and ICOS Corporation, and was sold by us alone in other territories. On January 29, 2007, we acquired all the outstanding common stock of ICOS. Following the acquisition, Cialis is sold by Lilly in all territories.

•	We co-promoted Actos with a unit of Takeda Chemical Industries Ltd. in the United States until our U.S. marketing rights expired in September 2006; however, we are receiving residual royalties on U.S. Actos sales at declining annual rates through September 2009. We continue to have exclusive and semi-exclusive marketing rights to Actos in other countries.

•	We co-promote Byetta with Amylin Pharmaceuticals, Inc. in the United States and Puerto Rico, and we have exclusive marketing rights in other territories.

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

Important competitive factors include product efficacy, safety, and ease of use, price and demonstrated cost-effectiveness, marketing effectiveness, service, and research and development of new products and processes. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. In many countries outside the United States, patent protection is weak or nonexistent and we must compete with generic versions of our products. Increasingly, to obtain favorable reimbursement and formulary positioning with government payers, managed care and pharmacy benefits management organizations, we must demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.

We believe our long-term competitive position depends upon our success in discovering and developing (either alone or in collaboration with others) innovative, cost-effective products that serve unmet medical needs, together with our ability to continuously improve the productivity of our discovery, development, manufacturing, marketing and support operations in a highly competitive environment. There can be no assurance that our research and development efforts will result in commercially successful products or that our products or processes will not become uncompetitive from time to time as a result of products or processes developed by our competitors.

Patents, Trademarks, and Other Intellectual Property Rights

Overview

Intellectual property protection is, in the aggregate, material to our ability to successfully commercialize our life sciences innovations. We own, have applied for, or are licensed under, a large number of patents, both in the United States and in other countries, relating to products, product uses, formulations, and manufacturing processes. There is no assurance that the patents we are seeking will be granted or that the patents we have been granted would be found valid and enforceable if challenged. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with our patented products. In addition, from time to time, competitors or other third parties assert claims that our activities infringe patents or other intellectual property rights held by them, or allege a third-party right of ownership in our existing intellectual property.

Outside the United States, the adequacy and effectiveness of intellectual property protection for pharmaceuticals varies widely. Under the Trade-Related Aspects of Intellectual Property Agreement (TRIPs) administered by the World Trade Organization (WTO), over 140 countries have now agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to all patent owners. Because of TRIPs transition provisions, dispute resolution mechanisms, and substantive limitations, it is still too soon to assess when and how much, if at all, we will benefit commercially from these changes.

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

The most relevant U.S. patent protection, together with expected expiration, for our major marketed products is as follows:

•	Alimta is protected by a compound patent (2016).

•	Byetta is protected by a patent covering its use in treating type 2 diabetes (2017).

•	Cialis is protected by compound and use patents (2017).

•	Cymbalta is protected by a compound patent (2013) and a composition patent (2014).

•	Evista is protected by patents on the treatment and prevention of osteoporosis (2012 and 2014), and its dosage form (2017). Evista for use in breast cancer risk reduction is protected by orphan drug exclusivity (2014).

•	Gemzar is protected by a compound patent (2010) and a patent covering its antineoplastic use (2013).

•	Humalog is protected by a compound patent (2013).

•	Strattera is protected by a patent covering its use in treating attention deficit-hyperactivity disorder (2016).

•	Xigris is protected by a product patent (2015).

•	Zyprexa is protected by a compound patent (2011).

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

In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. We are currently in litigation with numerous generic manufacturers arising from their Paragraph IV certifications on Evista, Gemzar, and Strattera. For more information on these, see Part II, Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters.”

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

Of particular importance is the FDA in the United States. Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA has jurisdiction over all of our products and administers requirements covering the testing, safety, effectiveness, manufacturing, quality control, distribution, labeling, marketing, advertising, dissemination of information and post-marketing surveillance of our pharmaceutical products. The FDA, along with the U.S. Department of Agriculture (USDA), also regulates our animal health products. The U.S. Environmental Protection Agency also regulates some animal health products. In 2007, Congress passed the Food and Drug Administration Amendments Act (FDAAA) of 2007, which imposes additional requirements for drug development and commercialization and provides the FDA with further authorities and resources, particularly in the area of drug safety.

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

Outside the United States, our products and operations are subject to similar regulatory requirements, notably by the European Medicines Agency (EMEA) in the European Union and the Ministry of Health, Labor and Welfare (MHLW) in Japan. Specific regulatory requirements vary from country to country.

The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers and prescribers, are subject to various other federal and state laws, including the federal anti-kickback statute and the False Claims Act and state laws governing kickbacks, false claims, unfair trade practices, and consumer protection. These laws are administered by, among others, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, the Federal Trade Commission, the Office of Personnel Management and state attorneys general. Over the past several years, the FDA, the Department of Justice, and many of these other agencies have increased their enforcement activities with respect to pharmaceutical companies. Over this period, several cases brought by these agencies against Lilly and other companies under these and other laws have resulted in corporate criminal sanctions and very substantial civil settlements. Several pharmaceutical companies, including Lilly, are currently subject to proceedings by one or more of these agencies regarding marketing and promotional practices. See Part II, Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters,” for information about currently pending marketing and promotional practices investigations in which we are involved. It is possible that we could become subject to additional administrative and legal proceedings and actions, which could include claims for civil penalties (including treble damages under the False Claims Act), criminal sanctions, and administrative remedies, including exclusion from federal health care programs. It is possible that an adverse outcome in such an action could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

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

In the U.S., implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA), providing a prescription drug benefit under the Medicare program, took effect January 1, 2006. See Part II, Item 7, “Management’s Discussion and Analysis – Executive Overview – Legal, Regulatory, and Other Matters” for more discussion of MMA and other federal healthcare cost containment measures. At the state level, budget pressures are causing various states to impose cost-control measures such as higher rebates and more restrictive formularies.

International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls, limit access to or reimbursement for our products, or reduce the value of our intellectual property protection.

We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, we expect that pressures on pharmaceutical pricing will continue to increase.

Research and Development

Our commitment to research and development dates back more than 100 years. Our research and development activities are responsible for the discovery and development of most of the products we offer today. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2007, we employed approximately 8,000 people in pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel. Our research and development expenses were $3.03 billion in 2005, $3.13 billion in 2006, and $3.49 billion in 2007.

Our pharmaceutical research and development focuses on four therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes, obesity and musculoskeletal disorders; cancer; and cardiovascular diseases. However, we remain opportunistic, selectively pursuing promising leads in other therapeutic areas. We are actively engaged in biotechnology research programs involving recombinant DNA, therapeutic proteins and antibodies as well as genomics (the development of therapeutics through identification of disease-causing genes and their cellular function), biomarkers, and targeted therapeutics. In addition to discovering and developing new chemical entities, we look for ways to expand the value of existing products through new uses and formulations that can provide additional benefits to patients. We also conduct research in animal health, including animal nutrition and physiology, control of parasites, and veterinary medicine (both food and companion animal).

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

Drug development is time-consuming, expensive, and risky. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take 12 to 15 years or longer. Drug candidates can fail at any stage of the process, and even late-stage drug candidates sometimes fail to receive regulatory approval or commercial success. Even after approval and launch of a product, we expend considerable resources on post-marketing surveillance and clinical studies. We believe our investments in research, both internally and in collaboration with others, have been rewarded by the number of new compounds and new indications for existing compounds that we have in all stages of development. Among our new investigational compounds in the later stages of development are potential therapies for acute coronary syndromes, diabetes, osteoporosis, and cancer. Further, we are studying many other drug candidates in the earlier stages of development, including compounds targeting cancers, diabetes, obesity, Alzheimer’s disease, schizophrenia, multiple sclerosis, depression, sleep disorders, pain and migraine, attention-deficit hyperactivity disorder (ADHD), alcoholism, thrombotic disorders, and rheumatoid arthritis. At present we have approximately 45 drug candidates across all stages of clinical development. We are also developing new uses and formulations for many of these compounds as well as our currently marketed products, such as Zyprexa, Cymbalta, Byetta, Gemzar, Alimta, Cialis, and Forteo.

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

The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 21, 2008, or on the date his or her successor is chosen and qualified. No director or executive officer of the Company has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Offices

Sidney Taurel	59	Chairman of the Board (since January 1999) and Chief Executive Officer (since June 1998) and a Director
John C. Lechleiter, Ph.D.	54	President and Chief Operating Officer (since October 2005) and a Director
Robert A. Armitage	59	Senior Vice President and General Counsel (since January 2003)
Alex M. Azar II	40	Senior Vice President, Corporate Affairs and Communications (since June 2007)
Frank M. Deane, Ph.D.	58	President, Manufacturing Operations (since June 2007)
Anthony J. Murphy, Ph.D.	57	Senior Vice President, Human Resources (since June 2005)
Steven M. Paul, M.D.	57	Executive Vice President, Science and Technology (since July 2003)
Derica W. Rice	43	Senior Vice President and Chief Financial Officer (since May 2006)
Gino Santini	51	Senior Vice President, Corporate Strategy and Business Development (since June 2007)
Deirdre P. Connelly	47	President, U.S. Operations (since June 2005)
Lorenzo Tallarigo, M.D.	57	President, International Operations (since January 2004)

Mr. Taurel will retire as Chief Executive Officer as of March 31, 2008, and as Chairman and a director as of December 31, 2008. On April 1, 2008, Dr. Lechleiter will become President and Chief Executive Officer. Dr. Tallarigo will retire as of March 31, 2008, and on April 1, 2008, Bryce D. Carmine will become Executive Vice President, Marketing and Sales.

Employees

At the end of 2007, we employed approximately 40,600 people, including approximately 19,100 employees outside the United States. A substantial number of our employees have long records of continuous service.

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

bring new drugs to the market. We currently expect no major U.S. patent expirations in the next three years, but several major products will lose intellectual property protection beginning in 2011. See Item 1, “Business – Patents, Trademarks, and Other Intellectual Property Protection,” for more details.

Intellectual property protection varies throughout the world and is subject to change over time. In the U.S., the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our patents; as a result, we expect that our U.S. patents on major products will be routinely challenged, and there can be no assurance that our patents will be upheld. See Item 1, “Business – Patents, Trademarks, and Other Intellectual Property Protection,” for more details. We are increasingly facing generic manufacturer challenges to our patents outside the U.S as well. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay damages for past infringement or royalties on future sales.

•	Our business is subject to increasing government price controls and other health care cost containment measures. Government health care cost-containment measures can significantly affect our sales and profitability. In many countries outside the United States, government agencies strictly control, directly or indirectly, the prices at which our products are sold. In the United States, we are subject to substantial pricing pressures from state Medicaid programs and private insurance programs, including those operating under the Medicare pharmaceutical benefit effective January 2006. Many federal and state legislative proposals would further negatively affect our pricing and/or reimbursement for our products. We expect pricing pressures to increase. See Item I, “Business – Regulations Affecting Pharmaceutical Pricing and Reimbursement,” for more details.

•	Pharmaceutical research and development is costly and uncertain. There are many difficulties and uncertainties inherent in new product research and development and the introduction of new products. There is a high rate of failure inherent in the research to develop new drugs to treat diseases. To bring a pharmaceutical compound from the discovery phase to market may take a decade or more and failure can occur at any point in the process, including later in the process after significant funds have been invested. As a result, there is a significant risk that funds invested in research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. In addition, it can be very difficult to predict sales growth rates of new products.

•	Pharmaceutical products can develop unexpected safety or efficacy concerns. Unexpected safety or efficacy concerns can arise with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, or declining sales, as well as product liability claims.

•	We depend on key products for most of our revenues, cash flows, and earnings. Zyprexa sales of $4.76 billion represented 26 percent of our revenues in 2007. Five other products – Cymbalta, Gemzar, Humalog, Cialis, and Evista – each contributed more than $1 billion in revenues in 2007. If these or any of our other key products were to become subject to a problem such as loss of patent protection, materially adverse changes in prescription growth rates, unexpected side effects, regulatory proceedings, material product liability litigation, publicity affecting doctor or patient confidence, or pressure from competitive products, the adverse impact on our revenues, cash flows and earnings could be significant.

•	Regulatory compliance failures could be damaging to the company. The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers, prescribers, and patients, are subject to extensive regulation. Many companies, including Lilly, have been subject to claims related to these practices asserted by federal and state governmental authorities and private payers and consumers. These claims could result in substantial expense to the company. In particular, See Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters,” for the discussions of the U.S. sales and marketing practices investigations. In addition, regulatory issues concerning compliance with current Good Manufacturing Practice (cGMP) regulations for pharmaceutical products can lead to product recalls and seizures, interruption of production leading to product shortages, and delays in the approvals of new products pending resolution of the cGMP issues. See Item 1, “Business – Regulation of our Operations,” for more details.

•	We face many product liability claims today, and future claims will be largely self-insured. We are subject to a substantial number of product liability claims involving primarily Zyprexa, DES, and thimerosal, and because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability claims for other products in the future. See Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters,” and Item 3, “Legal Proceedings,” for more information on our current product liability litigation. In the past few years, we have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market. Therefore, for substantially all our currently marketed products we have been and expect that we will continue to be largely self-insured for future product liability losses. In addition, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.

•	Manufacturing difficulties could lead to product supply problems. Pharmaceutical manufacturing is complex and highly regulated. Manufacturing difficulties can result in product shortages, leading to lost sales. See Item 1, “Business – Raw Materials and Product Supply,” for more details.

•	We face other risks to our business and operating results. Our business is subject to a number of other risks and uncertainties, including:

•	Economic factors over which we have no control, including changes in inflation, interest rates and foreign currency exchange rates, and overall economic conditions in volatile areas can affect our results of operations.

•	Changes in tax laws, including laws related to the remittance of foreign earnings or investments in foreign countries with favorable tax rates, and settlements of federal, state, and foreign tax audits, can affect our net income.

•	Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Emerging Issues Task Force can affect reported results.

•	Our results can also be affected by internal factors, such as changes in business strategies and the impact of restructurings, asset impairments, technology acquisition and disposition transactions, and business combinations.

We undertake no duty to update forward-looking statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2007, we owned 13 production and distribution facilities in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 13.0 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis; Clinton and Lafayette, Indiana; and Carolina, Mayaguez and Guayama, Puerto Rico.

We own production and distribution facilities in 14 countries outside the United States and Puerto Rico, containing an aggregate of approximately 3.9 million square feet of floor space. Major production sites include facilities in France, Ireland, Spain, Brazil, Italy, the United Kingdom, and Mexico. We lease production and warehouse facilities in Puerto Rico and several countries outside the United States.

Our research and development facilities in the United States consist of approximately 4.1 million square feet and are located primarily in Indianapolis and Greenfield, Indiana. Our major research and development facilities abroad are located in United Kingdom, Canada, Singapore, and Spain, and contain an aggregate of approximately 350,000 square feet.

We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3.	Legal Proceedings

We are a party to various currently pending legal actions, government investigations, and environmental proceedings, and we anticipate that such actions could be brought against us in the future. The most significant of these matters are described below or, as noted, in Part II, Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters.” While it is not possible to determine the outcome of the legal actions, investigations and proceedings brought against us, we believe that, except as otherwise specifically noted in Part II, Item 7, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.

Legal Proceedings Described in Management’s Discussion and Analysis

See Part II, Item 7, “Management’s Discussion and Analysis – Legal and Regulatory Matters,” for information on various legal proceedings, including but not limited to:

•	The U.S. patent litigation involving Evista, Gemzar, Strattera, and Xigris

•	The patent litigation outside the U.S. involving Zyprexa

•	The investigations by the U.S. Attorney for the Eastern District of Pennsylvania and various state attorneys general relating to our U.S. sales, marketing, and promotional practices

•	The Zyprexa product liability and related litigation, including claims brought on behalf of state Medicaid agencies and private healthcare payers

That information is incorporated into this Item by reference.

Other Patent Litigation

Dr. Reddy’s Laboratories, Ltd. (Reddy), Teva Pharmaceuticals, and Zenith Goldline Pharmaceuticals, Inc., which was subsequently acquired by Teva Pharmaceuticals (together Teva), each submitted Abbreviated New Drug Applications (ANDAs) seeking permission to market generic versions of Zyprexa® prior to the expiration of our relevant U.S. patent (expiring in 2011) and alleging that this patent was invalid or not enforceable. We filed lawsuits against these companies in the U.S. District Court for the Southern District of Indiana, seeking a ruling that the patent is valid, enforceable, and being infringed. The district court ruled in our favor on all counts on April 14, 2005, and on December 26, 2006, that ruling was upheld by the Court of Appeals for the Federal Circuit. On October 1, 2007, the United States Supreme Court denied the generic companies’ petition for certiorari, bringing this litigation to a close.

In June 2005, Dr. Alan Schreiber filed a lawsuit against us in the United States District Court for the Eastern District of Pennsylvania raising a number of claims, including patent infringement, misappropriation of trade secrets, breach of contract, and unjust enrichment, and seeking a declaration for inventorship of Lilly’s Evista method-of-use patents. After the original lawsuit was filed, the University of Pennsylvania was added as a plaintiff. No trial date has been scheduled. We believe these claims are without legal merit and expect to prevail in this litigation; however, it is not possible to determine the outcome. An unfavorable final outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In July 2005, Vanderbilt University filed a lawsuit in the United States District Court in Delaware against ICOS Corporation seeking to add three of its scientists as co-inventors on the Cialis compound and method-of-use patents. The trial was held in front of the district court judge in January 2008 but a decision has yet to be rendered. We believe these claims are without legal merit and expect to prevail in this litigation; however, it is not possible to determine the outcome. An unfavorable final outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

In October 2002, Pfizer Inc. was issued a method-of-use patent in the United States and commenced a lawsuit in the United States District Court in Delaware against us, Lilly ICOS LLC, and ICOS Corporation (both now subsidiaries of Lilly) alleging that the marketing of Cialis for erectile dysfunction infringed this patent. This litigation has been stayed pending the outcome of a reexamination of the patent by the U.S. Patent and Trademark Office. The Office has now made a final rejection of the relevant patent claims which Pfizer is appealing. We believe Pfizer’s claims are without merit and expect to prevail. However, it is not possible to determine the outcome of this litigation.

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

We have been named as a defendant in approximately 220 actions in the U.S., involving approximately 310 claimants, brought in various state courts and federal district courts on behalf of children with autism or other neurological disorders who received childhood vaccines (manufactured by other companies) that contained thimerosal, a generic preservative used in certain vaccines in the U.S. beginning in the 1930s. We purchased patents and conducted research pertaining to thimerosal in the 1920s. We have been named in the suits even though we discontinued manufacturing the raw material in 1974 and discontinued selling it in the United States to vaccine manufacturers in 1992. The lawsuits typically name the vaccine manufacturers as well as Lilly and other distributors of thimerosal, and allege that the children’s exposure to thimerosal-containing vaccines caused their autism or other neurological disorders. We strongly deny any liability in these cases. There is no credible scientific evidence establishing a causal relationship between thimerosal-containing vaccines and autism or other neurological disorders. In addition, we believe the majority of the cases should not be prosecuted in the courts in which they have been brought because the underlying claims are subject to the National Childhood Vaccine Injury Act of 1986. Implemented in 1988, the Act established a mandatory, federally administered no-fault claims process for individuals who allege that they were harmed by the administration of childhood vaccines. Under the Act, claims must first be brought before the U.S. Court of Claims for an award determination under the compensation guidelines established pursuant to the Act. Claimants who are unsatisfied with their awards under the Act may reject the award and seek traditional judicial remedies.

Other Marketing Practices Investigations

In February 2006, we reached a settlement of an investigation by the Office of Consumer Litigation, Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. As part of the settlement, we agreed to plead guilty to one misdemeanor violation of the Food, Drug, and Cosmetic Act. The plea was for the off-label promotion of Evista during 1998. The government did not charge the company with any unlawful intent, nor do we acknowledge any such intent. In connection with the overall settlement, we paid a total of $36.0 million. In addition, as part of the settlement, a civil consent decree requires us to continue to have a compliance program and to undertake a set of defined corporate integrity obligations related to Evista for five years.

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

Shareholder Litigation

Two lawsuits that seek class action status were filed in the United States District Court for the Eastern District of New York against us and various current and former directors, officers and employees (Smith et al. v. Eli Lilly and Company et al., filed March 28, 2007, and Valentine v. Eli Lilly and Company et al., filed April 5, 2007). The suits have been consolidated under the caption In re Eli Lilly and Company Securities Litigation. In August 2007, the lead plaintiffs filed a consolidated amended complaint, seeking certification of a putative class of purchasers of our stock from August 1, 2002, through December 22, 2006. The complaint alleges that the defendants made false and misleading statements regarding Zyprexa in violation of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. In October 2007, defendants filed a motion to dismiss the consolidated amended complaint. That motion has been converted in part to a motion for summary judgment, and a hearing on the motion is scheduled in March 2008. We believe these claims are without merit and are prepared to defend against them vigorously.

In April 2007, the company received demands from two shareholders that the board of directors cause the company to take legal action against current and former directors and others for allegedly causing damage to the company with respect to the allegedly improper marketing of Evista, Prozac, and Zyprexa. We received a similar demand in September related only to Zyprexa. In accordance with procedures established under the Indiana Business Corporation Law (Ind. Code § 23-1-32), the board has appointed a committee of independent persons to consider the demands and determine what action, if any, the company should take in response. In January 2008, two of the three shareholders who had submitted the demands filed a derivative suit in the United States District Court for the Southern District of Indiana, nominally on behalf of the company, against various current and former directors and officers (Lambrecht, et al. v. Taurel, et al., filed January 17, 2008). The suit alleges that the board of directors constructively denied the shareholders’ prior demands by failing to take action on the demands sufficiently promptly. We believe this suit is without merit and are prepared to defend against it vigorously.

Other Matters

In October 2005, we received a subpoena from the U.S. Attorney’s office for the District of Massachusetts for the production of documents relating to our business relationship with a long-term care pharmacy organization concerning Actos, Evista, Humalog, Humulin, and Zyprexa. We are cooperating in responding to the subpoena.

Between 2003 and 2005, various municipalities in New York sued us and many other pharmaceutical manufacturers, claiming in general that as a result of alleged improprieties by the manufacturers in the calculation and reporting of average wholesale prices for purposes of Medicaid reimbursement, the municipalities overpaid their portion of the cost of pharmaceuticals. The suits seek monetary and other relief, including civil penalties and treble damages. A similar suit was filed against us and many other manufacturers by the state of Mississippi. In October and November of 2007, respectively, the States of Iowa and Utah filed similar suits against Lilly and several other pharmaceutical manufacturers. These suits are pending either in the U.S. District Court for the District of Massachusetts or in various state courts. All of these suits are in the early stages.

During 2004 we, along with several other pharmaceutical companies, were named in one consolidated case in Minnesota federal court brought on behalf of consumers alleging that the conduct of pharmaceutical companies in preventing commercial importation of prescription drugs from outside the United States violated antitrust laws, and one case in California state court brought by several pharmacies in which plaintiffs’ claims are less specifically stated, but are substantially similar to the claims asserted in Minnesota. Both cases seek restitution for alleged overpayments for pharmaceuticals and an injunction against the allegedly violative conduct. The federal district court in the Minnesota case has dismissed the federal claims, ruling that the state claims must be brought in separate state court actions. The Eighth Circuit Court of Appeals has affirmed the district court’s decision, and the time for further appeals has lapsed. In the California case, summary judgment has been granted to Lilly and the other defendants. The plaintiffs have appealed that decision.

We have received requests for information about Zyprexa from the offices of Representative Henry Waxman, Chair of the House Committee on Oversight and Government Reform, and Senator Charles Grassley, ranking member of the Senate Finance Committee. We have also received a request from Representative Waxman’s office for information about drug pricing under Medicare Part D. We are cooperating with these requests.

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, we have been designated as one of several potentially responsible parties with respect to the cleanup of fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup.

We are also a defendant in other litigation and investigations, including product liability, patent and employment litigation, of a character we regard as normal to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matters were submitted to a vote of security holders.

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

The following table summarizes the activity related to repurchases of our equity securities during the fourth quarter ended December 31, 2007:

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

	(in thousands)			(Dollars in millions)

October 2007	—	$—	—	$419.2
November 2007	1	53.69	—	419.2
December 2007	1	52.79	—	419.2

Total	2		—

The amounts presented in columns (a) and (b) above represent purchases of common stock related to employee stock option exercises. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.00 billion share repurchase program announced in March 2000. As of December 31, 2007, we have purchased $2.58 billion related to this program.

Item 6.	Selected Financial Data

You can find selected financial data for each of our five most recent fiscal years in Part II, Item 8 under “Selected Financial Data (unaudited).” That information is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Review of Operations

EXECUTIVE OVERVIEW

This section provides an overview of our financial results, significant business development, recent product and late-stage pipeline developments, and legal, regulatory, and other matters affecting our company and the pharmaceutical industry.

Financial Results

We achieved worldwide sales growth of 19 percent. This growth was primarily driven by volume increases in a number of key products, with a significant portion of this increase in volume resulting from the acquisition of ICOS. Our additional investments in marketing and selling expenses in support of key products, primarily Cymbalta® and the diabetes care products, contributed to this sales growth and enabled us to increase our investment in research and development 11 percent in 2007. While cost of sales and operating expenses in the aggregate grew at approximately the same rate as sales, other income — net decreased and the effective tax rate increased. As a result, net income and earnings per share increased 11 percent, to $2.95 billion, or $2.71 per share, in 2007 as compared with $2.66 billion, or $2.45 per share, in 2006. Net income comparisons between 2007 and 2006 are affected by the impact of the following significant items that are reflected in our financial results (see Notes 3, 4, and 13 to the consolidated financial statements for additional information):

2007

•	We recognized asset impairments, restructuring, and other special charges of $98.2 million (pretax) in the fourth quarter, which decreased earnings per share by $.07. In the first quarter, we recognized similar charges associated with previously announced strategic decisions affecting manufacturing and research facilities of $123.0 million (pretax), which decreased earnings per share by $.08 (Note 4).

•	We incurred a special charge following a settlement with one of our insurance carriers over Zyprexa® product liability claims, which led to a reduction of our expected product liability insurance recoveries. This resulted in a charge of $81.3 million (pretax), which decreased earnings per share by $.06 in the third quarter (Notes 4 and 13).

•	We incurred in-process research and development (IPR&D) charges associated with our licensing arrangement with Glenmark Pharmaceuticals Limited India of $45.0 million (pretax) and our licensing arrangement with MacroGenics, Inc., of $44.0 million (pretax), which decreased earnings per share by $.05 in the fourth quarter (Note 3).

•	We incurred IPR&D charges associated with the acquisition of Hypnion, Inc. (Hypnion), of $291.1 million (no tax benefit) and the acquisition of Ivy Animal Health, Inc. (Ivy), of $37.0 million (pretax), which decreased earnings per share by $.29 in the second quarter (Note 3).

•	We incurred IPR&D charges associated with the acquisition of ICOS of $303.5 million (no tax benefit) and a licensing arrangement with OSI Pharmaceuticals of $25.0 million (pretax), which decreased earnings per share by $.29 in the first quarter (Note 3).

2006

•	We recognized asset impairments, restructuring, and other special charges of $450.3 million (pretax) in the fourth quarter, which decreased earnings per share by $.31 (Note 4).

•	In the fourth quarter, we incurred a charge related to Zyprexa product liability litigation matters of $494.9 million (pretax), or $.42 per share (Notes 4 and 13).

Late-Stage Pipeline Developments and Business Development Activity

Our long-term success depends, to a great extent, on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies. We have achieved a number of successes with late-stage pipeline developments and recent business development transactions within the past year, including:

Pipeline

•	On December 26, 2007, together with our collaboration partner Daiichi Sankyo Company, Limited, we submitted a New Drug Application (NDA) for prasugrel to the U.S. Food and Drug Administration (FDA). The proposed trademark for prasugrel is Effienttm. The submission follows the release of results of the TRITON TIMI-38 Phase III head-to-head study of prasugrel versus clopidogrel in November.

•	In January 2008, the FDA approved Cialis® for once-daily use to treat erectile dysfunction. Cialis was approved by the European Commission for once-daily use in June 2007.

•	In November, the FDA approved Cymbalta for the maintenance treatment of major depressive disorder in adults. In February, the FDA approved Cymbalta for the treatment of generalized anxiety disorder. During 2007, we submitted a Supplemental New Drug Application to the FDA for Cymbalta for the management of fibromyalgia.

•	In October, with our collaboration partners Amylin Pharmaceuticals, Inc., and Alkermes, Inc., we announced positive results from a 30-week comparator study of once-weekly exenatide long-acting release injection and Byetta® (exenatide) injection taken twice daily in patients with type 2 diabetes.

•	In the second quarter, we submitted NDAs to the FDA and the European Medicines Agency (EMEA) for approval of olanzapine (Zyprexa) long-acting injection. In late February 2008, the FDA issued a “not approvable” letter, stating it needs more information to better understand the risk and underlying cause of excessive sedation events that have been observed in about one percent of patients in clinical trials.

•	In September, the FDA approved Evista® for a new use to reduce the risk of invasive breast cancer in two populations: postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer.

•	We submitted an application to the EMEA for centralized review of Alimta®, in combination with cisplatin, for the first-line treatment of non-small cell lung cancer.

Business Development

•	In December, we entered into a licensing and development agreement with BioMS Medical Corp. whereby we acquired exclusive worldwide rights to a multiple sclerosis (MS) compound. The compound is currently being evaluated in two pivotal Phase III clinical trials in secondary progressive MS (SPMS) and one Phase II clinical trial in relapsing-remitting MS (RRMS). In connection with this agreement, we will incur a charge to earnings for acquired IPR&D of $87.0 million (pretax), which will be included as expense in the first quarter of 2008.

•	In October, we entered into an agreement with Glenmark Pharmaceuticals Limited India whereby we acquired the rights to a portfolio of transient receptor potential vanilloid sub-family 1 (TRPV1) antagonist molecules, including a clinical-phase compound. The compound is currently in Phase II development as a potential next-generation treatment for various pain conditions, including osteoarthritic pain.

•	In October, we entered into a global strategic alliance with MacroGenics, Inc., to develop and commercialize teplizumab, a humanized anti-CD3 monoclonal antibody, as well as other potential next-generation anti-CD3 molecules for use in the treatment of autoimmune diseases. As part of the arrangement, we acquired the exclusive rights to the molecule. Teplizumab is currently being studied in the PROTÉGÉ trial, a global pivotal Phase II/III clinical trial for individuals with recent-onset type 1 diabetes.

•	In June, we completed the acquisition of Ivy Animal Health, Inc., a privately held applied research and pharmaceutical product development company focused on the animal health industry. The acquisition provides us with product lines that complement those of our animal health business.

•	In April, we completed the acquisition of Hypnion, Inc., a privately held neuroscience drug discovery company focused on sleep disorders. The deal expands our presence in the area of sleep disorder research and provides ownership of a novel Phase II insomnia compound with a dual mechanism of action aimed at promoting better sleep onset and sleep maintenance.

•	In January, we completed the acquisition of ICOS at a cost of approximately $2.3 billion. The acquisition brings the full value of Cialis to us and enables us to realize operational efficiencies in the further development, marketing, and selling of this product.

•	In January, we licensed from OSI Pharmaceuticals its glucokinase activator (GKA) program for the treatment of type 2 diabetes, including the lead compound. Lilly received an exclusive license to develop and market any compounds derived from the GKA program.

Legal, Regulatory, and Other Matters

In October, the United States Supreme Court denied the petitions for certiorari that were filed by Teva Pharmaceuticals and Dr. Reddy’s Laboratories, bringing to an end the two companies’ challenges to the validity of Lilly’s U.S. Zyprexa patent.

In June, we received notice of two court rulings by the Canadian Federal Court and the German Patent Court that permit the entry of generic olanzapine (Zyprexa) by competitors into the Canadian and German markets. Generic olanzapine is now available for sale by competitors in Canada and Germany.

We have reached agreements with claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a total of approximately 31,200 claims against us relating to the medication. Approximately 1,235 claims remain. As a result of our product liability exposures, since the beginning of 2005, we have recorded aggregate net pretax charges of $1.61 billion for Zyprexa product liability matters.

In March 2004, we were notified by the U.S. Attorney’s office for the Eastern District of Pennsylvania (EDPA) that it had commenced an investigation relating to our U.S. marketing and promotional practices for Zyprexa, Prozac®, and Prozac Weeklytm. In November 2007, we received a grand jury subpoena from the EDPA requesting documents related to Zyprexa.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) continues to effectively provide a prescription drug benefit under the Medicare program (known as Medicare Part D). Various measures have been discussed and/or passed in both the U.S. House of Representatives and U.S. Senate that would impose additional pricing pressures on our products, including proposals to legalize the importation of prescription drugs and either allow, or require, the Secretary of Health and Human Services to negotiate drug prices within Medicare Part D directly with pharmaceutical manufacturers. Additionally, various proposals have been introduced that would increase the rebates we pay on sales to Medicaid patients. We expect pricing pressures at the federal and state levels to continue.

In 2007, the Centers for Medicare and Medicaid Services released a final rule seeking to implement sections of the Deficit Reduction Act of 2005. This rule relates to the Medicaid program and among other things, sets out a methodology for the calculation and use of Average Manufacturer Price and Best Price for pharmaceuticals. We have implemented the final rule, which has the effect of reducing net selling prices for Medicaid sales; however, we do not expect the impact to be material to our consolidated results of operations, liquidity, or financial position.

International operations also are generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls or reduce the value of our intellectual property protection.

OPERATING RESULTS — 2007

Sales

Our worldwide sales for 2007 increased 19 percent, to $18.63 billion, driven primarily by the inclusion of Cialis since our January 29, 2007 acquisition of ICOS and sales growth of Cymbalta, Zyprexa, Alimta, Gemzar®, and Humalog®. Worldwide sales volume increased 12 percent, while selling prices and foreign exchange rates each increased sales by 3 percent. (Numbers do not add due to rounding.) Sales in the U.S. increased 18 percent, to $10.15 billion, driven primarily by increased sales of Cymbalta, Zyprexa, Alimta, and Byetta, and the inclusion of Cialis. Sales outside the U.S. increased 20 percent, to $8.49 billion, driven primarily by the inclusion of Cialis, and sales growth of Zyprexa, Alimta, Gemzar, and Cymbalta.

Zyprexa, our top-selling product, is a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder and bipolar maintenance. Zyprexa sales in the U.S. increased 6 percent in 2007, driven by higher net selling prices, partially offset by lower demand. Sales outside the U.S. increased 12 percent, driven by the favorable impact of foreign exchange rates and increased demand.

Sales of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, and generalized anxiety disorder, increased 58 percent in the U.S., driven primarily by strong demand. Sales outside the U.S. increased 70 percent, driven by increased demand and the favorable impact of foreign exchange rates.

Sales of Gemzar, a product approved to fight various cancers, increased 10 percent in the U.S., driven by higher prices and increased demand. Sales outside the U.S. increased 16 percent, driven by increased demand and the favorable impact of foreign exchange rates.

Sales of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 9 percent in the U.S., driven by higher prices and increased demand. Sales outside the U.S. increased 20 percent, driven by increased demand and the favorable impact of foreign exchange rates, partially offset by declining prices.

The following table summarizes our net sales activity in 2007 compared with 2006:

	Year Ended			Year Ended	Percent
	December 31, 2007			December 31, 2006	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2006

(Dollars in millions)

Zyprexa	$2,236.0	$2,525.0	$4,761.0	$4,363.6	9
Cymbalta	1,835.6	267.3	2,102.9	1,316.4	60
Gemzar	670.0	922.4	1,592.4	1,408.1	13
Humalog	888.0	586.6	1,474.6	1,299.5	13
Cialis[2]	423.8	720.0	1,143.8	215.8	NM
Evista	706.1	384.6	1,090.7	1,045.3	4
Animal health products	480.9	514.9	995.8	875.5	14
Humulin®	365.2	620.0	985.2	925.3	6
Alimta	448.0	406.0	854.0	611.8	40
Forteo®	494.1	215.2	709.3	594.3	19
Strattera®	464.6	104.8	569.4	579.0	(2)
Humatrope®	213.6	227.2	440.8	415.6	6
Actos®	150.8	219.8	370.6	448.5	(17)
Byetta	316.5	14.2	330.7	219.0	51
Other pharmaceutical products	452.3	760.0	1,212.3	1,373.3	(12)

Total net sales	$10,145.5	$8,488.0	$18,633.5	$15,691.0	19

NM — Not meaningful

[1]	U.S. sales include sales in Puerto Rico.

[2]	Prior to the acquisition of ICOS, the Cialis sales shown in the table above represent results only in the territories in which we marketed Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture territory sales, net of expenses and income taxes, is reported in other income — net in our consolidated income statement. Subsequent to the acquisition, all Cialis product sales are reported in our net sales.

Total worldwide sales of Cialis, a treatment for erectile dysfunction, were $1.22 billion and $971.0 million during 2007 and 2006, respectively. This includes $72.7 million of sales in the Lilly ICOS joint-venture territories for the 2007 period prior to the acquisition of ICOS. Worldwide sales grew 25 percent in 2007. U.S. sales increased 20 percent in 2007, driven by increased demand and higher prices. Sales outside the U.S. increased 28 percent in 2007, driven by increased demand, the favorable impact of foreign exchange rates, and higher prices. Prior to the ICOS acquisition, Cialis sales in our territories were reported in net sales, while our 50 percent share of the joint-venture net income was reported in other income — net. All sales of Cialis subsequent to the ICOS acquisition are reported in our net sales.

Sales of Evista, a product for the prevention and treatment of osteoporosis in postmenopausal women and for risk reduction of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer, increased 6 percent in the U.S., driven by higher prices. Sales outside the U.S. increased 1 percent, driven by the favorable impact of foreign exchange rates, partially offset by lower prices and lower demand.

Sales of Humulin, an injectable human insulin for the treatment of diabetes, decreased 1 percent in the U.S., driven by lower demand, partially offset by higher prices. Sales outside the U.S. increased 11 percent, driven by increased demand and the favorable impact of foreign exchange rates, partially offset by lower prices.

Sales of Alimta, a second-line treatment for non-small cell lung cancer and in combination with another agent, for the treatment of malignant pleural mesothelioma, increased 28 percent in the U.S., driven by increased demand and to a lesser extent, higher prices. Sales outside the U.S. increased 55 percent, driven by increased demand and to a lesser extent, the favorable impact of foreign exchange rates.

Sales of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture, increased 19 percent in the U.S., driven by higher net selling prices. U.S. sales growth benefited from access to medical coverage through the Medicare Part D program and decreased utilization of our U.S. patient assistance program and to a lesser extent, increased demand. Sales outside the U.S. increased 21 percent, driven by increased demand and the favorable impact of foreign exchange rates.

Sales of Strattera, a treatment for attention-deficit hyperactivity disorder in children, adolescents, and adults, decreased 9 percent in the U.S., as a result of decreased demand. Sales outside the U.S. increased 50 percent, driven by increased demand and the favorable impact of foreign exchange rates.

Our revenues from Actos, an oral agent for the treatment of type 2 diabetes, a portion of which represent revenues from a copromotion agreement in the U.S. with Takeda Pharmaceuticals North America (Takeda), decreased 46 percent in the U.S. Actos is manufactured by Takeda Chemical Industries, Ltd., and sold in the U.S. by Takeda. Our U.S. marketing rights with respect to Actos expired in September 2006; however, we continue to receive royalties from Takeda through September 2009 at rates that decline each year. Our arrangement outside the U.S. continues. Sales outside the U.S. increased 30 percent, driven primarily by increased demand and to a lesser extent, the favorable impact of foreign exchange rates.

Worldwide sales of Byetta, an injectable product for the treatment of type 2 diabetes, which we market with Amylin Pharmaceuticals (Amylin), increased 51 percent to $650.2 million during 2007. We report as revenue our 50 percent share of Byetta’s gross margin in the U.S., 100 percent of Byetta sales outside the U.S., and our sales of Byetta pen delivery devices to Amylin. Our revenues increased 51 percent to $330.7 million in 2007.

Animal health product sales in the U.S. increased 18 percent, driven by increased demand, the acquisition of Ivy Animal Health, and new companion-animal product launches. Sales outside the U.S. increased 10 percent, driven by the favorable impact of foreign exchange rates and increased demand.

Gross Margin, Costs, and Expenses

The 2007 gross margin decreased to 77.2 percent of sales compared with 77.4 percent for 2006. This decrease was primarily due to the expense resulting from the amortization of the intangible assets acquired in the ICOS acquisition, the unfavorable impact of foreign exchange rates, and production volumes growing at a slower rate than sales, offset partially by manufacturing expenses growing at a slower rate than sales.

Operating expenses (the aggregate of research and development and marketing, selling, and administrative expenses) increased 19 percent in 2007. Investment in research and development increased 11 percent, to $3.49 billion. In addition to the acquisition of ICOS, this increase was due to increases in discovery research and late-stage clinical trial costs. We continued to be a leader in our industry peer group by investing approximately 19 percent of our sales into research and development during 2007. Marketing, selling, and administrative expenses increased 25 percent in 2007, to $6.10 billion. This increase was largely due to the impact of the ICOS acquisition, as well as increased marketing and selling expenses in support of key products, primarily Cymbalta and the diabetes care products, and the unfavorable impact of foreign exchange rates.

Acquired IPR&D charges were $745.6 million in 2007 and related to the acquisitions of ICOS, Hypnion, and Ivy, as well as our licensing arrangements with OSI, MacroGenics, and Glenmark. We incurred asset impairments, restructuring, and other special charges of $302.5 million in 2007 as compared to $945.2 million in 2006. See Notes 3, 4 and 13 to the consolidated financial statements for additional information.

Other income — net decreased $115.8 million, to $122.0 million. This line item consists of interest expense, interest income, the after-tax operating results of the Lilly ICOS joint venture, and all other miscellaneous income and expense items.

•	Interest expense for 2007 decreased $9.8 million, to $228.3 million. This decrease is a result of lower average debt balances in 2007 compared to 2006.

•	Interest income for 2007 decreased $46.6 million, to $215.3 million, due to lower cash balances in 2007 compared to 2006.

•	The Lilly ICOS joint-venture income was $11.0 million in 2007 as compared to $96.3 million in 2006, due to the acquisition of ICOS on January 29, 2007.

•	Net other miscellaneous income items increased $6.3 million to $124.0 million.

We incurred tax expense of $923.8 million in 2007, resulting in an effective tax rate of 23.8 percent, compared with 22.1 percent for 2006. The effective tax rates for 2007 and 2006 were affected primarily by the nondeductible ICOS and Hypnion IPR&D charges of $594.6 million in 2007, and the product liability charges of $494.9 million in 2006. The tax effect of the product liability charge was less than our effective tax rate, as the tax benefit was calculated based upon existing tax laws in the countries in which we reasonably expect to deduct the charge. See Note 11 to the consolidated financial statements for additional information.

OPERATING RESULTS — 2006

Financial Results

We achieved worldwide sales growth of 7 percent, primarily as a result of strong growth of our newer products. We increased our investment in marketing expenses in support of key products, primarily Cymbalta and the diabetes care products, and continued our commitment to research and development, investing approximately 20 percent of our sales during 2006. Our results also benefited from continued growth in profitability of the Lilly ICOS joint venture as well as cost-containment and productivity initiatives. Net income was $2.66 billion, or $2.45 per share, in 2006 as compared with $1.98 billion, or $1.81 per share, in 2005, representing an increase in net income and earnings per share of 35 percent. Certain items, reflected in our operating results for 2006 and 2005, should be considered in comparing the two years. The significant items for 2006 are summarized in the Executive Overview. The 2005 items are summarized as follows (see Notes 2, 4, and 13 to the consolidated financial statements for additional information):

•	We incurred a charge related to product liability litigation matters, primarily related to Zyprexa, of $1.07 billion (pretax), which decreased earnings per share by $.90 in the second quarter (Notes 4 and 13).

•	We recognized asset impairments and other special charges of $171.9 million (pretax) in the fourth quarter, which decreased earnings per share by $.14 (Note 4).

•	We adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, in the fourth quarter. The adoption of FIN 47 resulted in an adjustment for the cumulative effect of a change in accounting principle of $22.0 million (after-tax), which decreased earnings per share by $.02 (Note 2).

Sales

Our worldwide sales for 2006 increased 7 percent, to $15.69 billion, driven primarily by sales growth of Cymbalta, Forteo, Byetta, Zyprexa, and Alimta. Worldwide sales volume increased 3 percent, and selling prices increased sales by 4 percent. Foreign exchange rates did not impact our overall sales growth. Sales in the U.S. increased 10 percent, to $8.60 billion, driven primarily by increased sales of Cymbalta, diabetes care products, Forteo, and Zyprexa. U.S. growth comparisons benefited from an estimated $170 million of wholesaler destocking that had occurred in 2005 as a result of restructuring our arrangements with our U.S. wholesalers in the first quarter of 2005. Additionally, we experienced a sales benefit resulting from a shift of certain low-income patients from Medicaid to Medicare and increased access to medical coverage by certain patients previously covered under our LillyAnswers® program following the implementation of MMA in 2006. This contributed part of the increases in U.S. net effective sales prices of 9 percent. Sales outside the U.S. increased 4 percent, to $7.09 billion, driven by growth of Cymbalta, Alimta, and Zyprexa.

Zyprexa sales in the U.S. increased 4 percent in 2006, driven by higher prices, offset in part by lower demand. The increase in net selling prices was partially due to the transition of certain low-income patients from Medicaid to Medicare. Sales outside the U.S. increased 4 percent, driven primarily by increased demand, offset in part by declining prices.

Diabetes care products had aggregate worldwide revenues of $2.96 billion in 2006, an increase of 6 percent. Diabetes care revenues in the U.S. increased 8 percent, to $1.73 billion. Diabetes care revenues outside the U.S. increased 2 percent, to $1.23 billion. Results from our primary diabetes care products are as follows:

•	Humalog sales increased 10 percent in the U.S., due primarily to higher prices, and increased 7 percent outside the U.S., due primarily to increased volume, offset partially by lower prices.

•	Humulin sales in the U.S. decreased 10 percent due primarily to decreased volume, offset partially by increased selling prices. Outside the U.S., Humulin sales decreased 6 percent due to decreases in demand and selling prices.

•	Actos revenues in the U.S. decreased 22 percent in 2006, due to the expiration of our U.S. marketing rights in September 2006. Sales outside the U.S. increased 23 percent, due primarily to increased volume in addition to a favorable impact of foreign exchange rates, offset in part by lower prices.

•	Total sales of Byetta, launched in the U.S. in June 2005, were $430.2 million for 2006.

Sales of Gemzar increased 4 percent in the U.S., due primarily to higher prices as well as the reductions in U.S. wholesaler inventory levels in 2005. Gemzar sales increased 7 percent outside the U.S., driven by strong volume.

Sales of Cymbalta increased 82 percent in the U.S., due to strong demand. Sales of Cymbalta outside the U.S. reflect international launches.

Sales of Evista increased 2 percent in the U.S. due to higher prices, offset partially by a decline in demand. Outside the U.S., sales of Evista decreased 1 percent, driven by lower prices, offset by an increase in demand.

The following table summarizes our net sales activity in 2006 compared with 2005:

	Year Ended			Year Ended	Percent
	December 31, 2006			December 31, 2005	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2005

(Dollars in millions)

Zyprexa	$2,106.2	$2,257.4	$4,363.6	$4,202.3	4
Gemzar	609.8	798.3	1,408.1	1,334.5	6
Cymbalta	1,158.7	157.7	1,316.4	679.7	94
Humalog	811.0	488.5	1,299.5	1,197.7	9
Evista	664.0	381.3	1,045.3	1,036.1	1
Humulin	367.9	557.4	925.3	1,004.7	(8)
Animal health products	405.9	469.6	875.5	863.7	1
Alimta	350.1	261.7	611.8	463.2	32
Forteo	416.2	178.1	594.3	389.3	53
Strattera	509.2	69.8	579.0	552.1	5
Actos	279.1	169.4	448.5	493.0	(9)
Humatrope	202.3	213.3	415.6	414.4	0
Byetta	219.0	—	219.0	39.6	NM
Cialis[2]	3.7	212.1	215.8	169.9	27
Other pharmaceutical products	496.1	877.2	1,373.3	1,805.1	(24)

Total net sales	$8,599.2	$7,091.8	$15,691.0	$14,645.3	7

NM — Not meaningful

[1]	U.S. sales include sales in Puerto Rico.

[2]	Cialis had worldwide 2006 sales of $971.0 million, representing an increase of 30 percent compared with 2005. The sales shown in the table above represent results only in the territories in which we marketed Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture territory sales, net of expenses and income taxes, is reported in other income — net in our consolidated statements of income.

Sales of Alimta increased 18 percent and 57 percent in the U.S. and outside the U.S., respectively, due primarily to increased demand.

Sales of Forteo increased 57 percent in the U.S. In addition to increased demand, U.S. sales significantly benefited from patients’ access to medical coverage through the Medicare Part D program and from decreased utilization of our U.S. patient assistance program, LillyAnswers. Sales outside the U.S. increased 43 percent, reflecting strong demand.

Sales of Strattera increased 2 percent in the U.S. due to higher prices as well as the reductions in U.S. wholesaler inventory levels in 2005, offset by a decline in demand. Sales outside the U.S. increased 31 percent due primarily to increased demand in addition to a modest favorable impact of foreign exchange rates, offset partially by lower prices.

Total product sales of Cialis increased 38 percent in the U.S. and 24 percent outside the U.S. Worldwide Cialis sales growth reflects the impact of market share gains, market growth, and price increases during 2006.

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

Operating expenses increased 7 percent in 2006. Investment in research and development increased 3 percent, to $3.13 billion, primarily due to increases in discovery research and clinical trial costs. We continued to be a leader in our industry peer group by investing approximately 20 percent of our sales into research and development during 2006. Marketing, selling, and administrative expenses increased 9 percent in 2006, to $4.89 billion. This increase was largely attributable to increased marketing and selling expenses in support of key products, primarily Cymbalta and the diabetes care franchise, and an increase in litigation-related costs.

Other income — net decreased $76.4 million, to $237.8 million.

•	Interest expense for 2006 increased $132.9 million, to $238.1 million. This increase was a result of higher interest rates and less capitalized interest due to the completion in late 2005 of certain manufacturing facilities.

•	Interest income for 2006 increased $49.8 million, to $261.9 million, due to higher short-term interest rates.

•	The Lilly ICOS joint-venture income was $96.3 million in 2006 as compared to $11.1 million in 2005. The increase was due to increased Cialis sales and decreased selling and marketing expenses.

•	Net other miscellaneous income items decreased $78.5 million, to $117.7 million, primarily as a result of less income related to the outlicensing of legacy products and partnered compounds in development.

We incurred tax expense of $755.3 million in 2006, resulting in an effective tax rate of 22.1 percent, compared with 26.3 percent for 2005. The effective tax rates for 2006 and 2005 were affected primarily by the product liability charges of $494.9 million and $1.07 billion, respectively. The tax benefit associated with these charges was less than our effective tax rate, as the tax benefit was calculated based upon existing tax laws in the countries in which we reasonably expect to deduct the charge. See Note 11 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

As of December 31, 2007, cash, cash equivalents, and short-term investments totaled $4.83 billion compared with $3.89 billion at December 31, 2006. Cash flow from operations in 2007 of $5.15 billion and net proceeds from the issuance of long-term debt of $1.45 billion exceeded the total of the net cash paid for corporate acquisitions of $2.67 billion, dividends paid of $1.85 billion, and purchases of property and equipment of $1.08 billion.

Capital expenditures of $1.08 billion during 2007 were consistent with 2006, due primarily to the management of capital spending. We expect near-term capital expenditures to remain approximately the same as 2007 levels while we invest in our biotech and research and development initiatives, continue to upgrade our manufacturing facilities to enhance productivity and quality systems, and invest in the long-term growth of our diabetes care products.

Total debt as of December 31, 2007 increased $1.29 billion, to $5.01 billion, reflecting the $2.50 billion of debt we issued in 2007 to finance our acquisition of ICOS, offset by long-term debt repayment of $1.06 billion. Our current debt ratings from Standard & Poor’s and Moody’s remain at AA and Aa3, respectively.

Dividends of $1.70 per share were paid in 2007, an increase of 6 percent from 2006. In the fourth quarter of 2007, effective for the first-quarter dividend in 2008, the quarterly dividend was increased to $.47 per share (a 10.6 percent increase), resulting in an indicated annual rate for 2008 of $1.88 per share. The year 2007 was the 123rd consecutive year in which we made dividend payments and the 40th consecutive year in which dividends have been increased.

We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including debt service, capital expenditures, costs associated with product liability litigation, dividends, and taxes in 2008. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings, if necessary. We currently have $1.24 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program. Our access to credit markets has not been adversely affected by the recent illiquidity in the market. Various risks and uncertainties, including those discussed in the Financial Expectations for 2008 section, may affect our operating results and cash generated from operations.

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

Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt positions and may enter into interest rate derivatives to help maintain that balance. Based on our overall interest rate exposure at December 31, 2007 and 2006, including derivatives and other interest rate risk-sensitive instruments, a hypothetical 10 percent change in interest rates applied to the fair value of the instruments as of December 31, 2007 and 2006, respectively, would have no material impact on earnings, cash flows, or fair values of interest rate risk-sensitive instruments over a one-year period.

Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and the Japanese yen, and the British pound against the euro. We face transactional currency exposures that arise when we enter into transactions, generally on an intercompany basis, denominated in currencies other than the local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We use forward contracts and purchased options to manage our foreign currency exposures. Our policy outlines the minimum and maximum hedge coverage of such exposures. Gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets, liabilities, commitments, and anticipated revenues. Considering our derivative financial instruments outstanding at December 31, 2007 and 2006, a hypothetical 10 percent change in exchange rates (primarily against the U.S. dollar) as of December 31, 2007 and 2006, respectively, would have no material impact on earnings, cash flows, or fair values of foreign currency rate risk-sensitive instruments over a one-year period. These calculations do not reflect the impact of the exchange gains or losses on the underlying positions that would be offset, in part, by the results of the derivative instruments.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. We acquire and partner assets still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of the pharmaceutical product (e.g., approval of the product for marketing by the appropriate regulatory agency or upon the achievement of certain sales levels). If required by the arrangement, we may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations.

Individually, these arrangements are not material in any one annual reporting period. However, if milestones for multiple products covered by these arrangements would happen to be reached in the same reporting period, the aggregate charge to expense could be material to the results of operations in any one period. The inherent risk in pharmaceutical development makes it unlikely that this will occur, as the failure rate for products in development is very high. In addition, these arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves clinical testing objectives. We also note that, from a business perspective, we view these payments as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from sales of products.

Our current noncancelable contractual obligations that will require future cash payments are as follows (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Long-term debt, including interest
payments[1]	$9,582.3	$645.6	$522.4	$1,000.7	$7,413.6
Capital lease obligations	72.5	15.5	20.3	5.8	30.9
Operating leases	305.4	93.7	129.5	76.2	6.0
Purchase obligations[2]	5,101.7	4,575.5	330.3	149.7	46.2
Other long-term liabilities reflected on our balance sheet[3]	829.3	—	154.3	159.7	515.3
Other[4]	146.3	146.3	—	—	—

Total	$16,037.5	$5,476.6	$1,156.8	$1,392.1	$8,012.0

[1]	Our long-term debt obligations include both our expected principal and interest obligations and our interest rate swaps. We used the interest rate forward curve at December 31, 2007 to compute the amount of the contractual obligation for interest on the variable rate debt instruments and swaps.

[2]	We have included the following:

•	Purchase obligations, consisting primarily of all open purchase orders at our significant operating locations as of December 31, 2007. Some of these purchase orders may be cancelable; however, for purposes of this disclosure, we have not distinguished between cancelable and noncancelable purchase obligations.

•	Contractual payment obligations with each of our significant vendors, which are noncancelable and are not contingent.

[3]	We have included our long-term liabilities consisting primarily of our nonqualified supplemental pension funding requirements and deferred compensation liabilities. Liabilities for unrecognized tax benefits of $1.57 billion are excluded as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

[4]	This category comprises primarily minimum pension funding requirements.

The contractual obligations table is current as of December 31, 2007. The amount of these obligations can be expected to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

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

We establish sales rebate and discount accruals in the same period as the related sales. The rebate/discount amounts are recorded as a deduction to arrive at our net sales. Sales rebates/discounts that require the use of judgment in the establishment of the accrual include Medicaid, managed care, Medicare, chargebacks, long-term-care, hospital, patient assistance programs, and various other government programs. We base these accruals primarily upon our historical rebate/discount payments made to our customer segment groups and the provisions of current rebate/discount contracts.

The largest of our sales rebate/discount amounts are rebates associated with sales covered by Medicaid. In determining the appropriate accrual amount, we consider our historical Medicaid rebate payments by product as a percentage of our historical sales as well as any significant changes in sales trends, an evaluation of the current Medicaid rebate laws and interpretations, the percentage of our products that are sold to Medicaid recipients, and our product pricing and current rebate/discount contracts. Although we accrue a liability for Medicaid rebates at the time we record the sale (when the product is shipped), the Medicaid rebate related to that sale is typically paid up to six months later. Due to the time lag, in any particular period our rebate adjustments may incorporate revisions of accruals for several periods.

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

We believe that our accruals for sales rebates and discounts are reasonable and appropriate based on current facts and circumstances. Federally mandated Medicaid rebate and state pharmaceutical assistance programs (Medicaid) and Medicare rebates reduced sales by $642.1 million, $571.7 million, and $637.1 million in 2007, 2006, and 2005, respectively. A 5 percent change in the Medicaid and Medicare rebate amounts we recognized in 2007 would lead to an approximate $32 million effect on our income before income taxes. As of December 31, 2007, our Medicaid and Medicare rebate liability was $308.8 million.

Approximately 75 percent and 85 percent of our global rebate and discount liability resulted from sales of our products in the U.S. as of December 31, 2007 and 2006, respectively. The following represents a roll-forward of our most significant U.S. rebate and discount liability balances, including Medicaid (in millions):

	2007	2006

Rebate and discount liability, beginning of year	$383.3	$379.4
Reduction of net sales due to discounts and rebates[1]	1,314.1	1,246.1
Cash payments of discounts and rebates	(1,228.6)	(1,242.2)

Rebate and discount liability, end of year	$468.8	$383.3

[1]	Adjustments of the estimates for these rebates and discounts to actual results were less than 0.3 percent of net sales for each of the years presented.

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

Periodically, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans. In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; our historical assumptions compared with actual results; an analysis of current market conditions and asset allocations (approximately 85 percent to 95 percent of which are growth investments); and the views of leading financial advisers and economists. We use an actuarially determined, company-specific yield curve to determine the discount rate. In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages.

We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors. If the health-care-cost trend rates were to be increased by one percentage point each future year, the aggregate of the service cost and interest cost components of the 2007 annual expense would increase by approximately $28 million. A one-percentage-point decrease would lower the aggregate of the 2007 service cost and interest cost by approximately $23 million. If the 2007 discount rate for the U.S. defined benefit pension and retiree health benefit plans (U.S. plans) were to be changed by a quarter percentage point, income before income taxes would change by approximately $32 million. If the 2007 expected return on plan assets for U.S. plans were to be changed by a quarter percentage point, income before income taxes would change by approximately $14 million. If our assumption regarding the 2007 expected age of future retirees for U.S. plans were adjusted by one year, our income before income taxes would be affected by approximately $31 million. The U.S. plans represent approximately 80 percent of the total accumulated postretirement benefit obligation and approximately 83 percent of total plan assets at December 31, 2007.

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

Income Taxes

We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities, which may result in future tax, interest, and penalty assessments by these authorities. Inherent uncertainties exist in estimates of many tax positions due to changes in tax law resulting from legislation, regulation and/or as concluded through the various jurisdictions’ tax court systems. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances. For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We believe that our estimates for uncertain tax positions are appropriate and sufficient to pay assessments that may result from examinations of our tax returns. We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

We believe that our estimates for the uncertain tax positions and valuation allowances against the deferred tax assets are appropriate based on current facts and circumstances. A 5 percent change in the amount of the uncertain tax positions and the valuation allowance would result in a change in net income of approximately $78 million and $26 million, respectively.

FINANCIAL EXPECTATIONS FOR 2008

For the full year of 2008, we expect earnings per share to be in the range of $3.80 to $3.95. This guidance includes the anticipated acquired in-process research and development charges of $.05 related to the BioMS in-licensing agreement. We expect sales to grow in the mid-to high-single digits, driven primarily by increased volume and strong sales growth for Cymbalta, Cialis, Byetta, Alimta, and Humalog. We expect modest improvement in gross margin as a percent of net sales, driven primarily by manufacturing expenses growing more slowly than sales. In addition, we expect operating expenses to grow more slowly than sales in 2008, with growth in the mid-single digits. Marketing, selling, and administrative expenses are expected to grow in the low-single digits, driven by investments in prasugrel, Cymbalta, Evista for invasive breast cancer risk reduction, Humalog, and Byetta, offset by decreases in other areas. Research and development expenses are expected to grow in the high-single to low-double digits. Other income — net is expected to contribute less than $100 million. The effective tax rate is expected to be approximately 23 percent. We expect capital expenditures of approximately $1.1 billion.

Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the timing and scope of regulatory approvals and the success of our new product launches; asset impairments, restructurings, and acquisitions of compounds under development resulting in acquired in-process research and development charges; foreign exchange rates; changes in effective tax rates; wholesaler inventory changes; other regulatory developments, litigation, and government investigations; and the impact of governmental actions regarding pricing, importation, and reimbursement for pharmaceuticals. We undertake no duty to update these forward-looking statements.

LEGAL AND REGULATORY MATTERS

We are a party to various legal actions and government investigations. The most significant of these are described below. While it is not possible to determine the outcome of these matters, we believe that, except as specifically noted below, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.

Patent Litigation

We are engaged in the following patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):

•	Barr Laboratories, Inc. (Barr), submitted an Abbreviated New Drug Application (ANDA) in 2002 seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In November 2002, we filed a lawsuit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Barr. Teva has also submitted an ANDA seeking permission to market a generic version of Evista. In June 2006, we filed a similar lawsuit against Teva in the U.S. District Court for the Southern District of Indiana. The lawsuit against Teva is currently scheduled for trial beginning March 9, 2009, while no trial date has been set in the lawsuit against Barr. We believe that Barr’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Sicor Pharmaceuticals, Inc. (Sicor), Mayne Pharma (USA) Inc. (Mayne), and Sun Pharmaceutical Industries Inc. (Sun) each submitted ANDAs seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (compound patent expiring in 2010 and method-of-use patent expiring in 2013), and alleging that these patents are invalid. We filed lawsuits in the U.S. District Court for the Southern District of Indiana against Sicor (February 2006) and Mayne (October 2006), seeking rulings that these patents are valid and are being infringed. In November 2007, the lawsuit against Mayne was stayed and administratively closed by the court. Also in November 2007, Sun filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan, seeking a ruling that our method-of-use patent is invalid or unenforceable, or would not be infringed by the sale of Sun’s generic product. Sun informed us in December 2007 that it is also challenging our compound patent, and that patent has now been added to the declaratory judgment action. In January 2008, we filed a second lawsuit against Mayne in response to a second ANDA filed by Mayne for a new dosage strength. We expect to prevail in this litigation and believe that these claims are without merit. However, it is not possible to determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Actavis Elizabeth LLC (Actavis), Glenmark Pharmaceuticals Inc., USA (Glenmark), Sun Pharmaceutical Industries Limited (Sun), Sandoz Inc. (Sandoz), Mylan Pharmaceuticals Inc. (Mylan), Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex), Aurobindo Pharma Ltd. (Aurobindo), Synthon Laboratories, Inc. (Synthon), and Zydus Pharmaceuticals, USA, Inc. (Zydus) each submitted an ANDA seeking permission to market generic versions of Strattera prior to the expiration of our relevant U.S. patent (expiring in 2017), and alleging that this patent is invalid. We filed a lawsuit against Actavis in the United States District Court for the District of New Jersey in August 2007. Sandoz filed a declaratory judgment action in the same court, but its case has been dismissed. In September 2007, we amended the complaint in the New Jersey lawsuit to add Glenmark, Sun, Sandoz, Mylan, Teva, Apotex, Aurobindo, Synthon, and Zydus as defendants. We filed a second action against Synthon in the United States District Court for the Eastern District of Virginia. Synthon has filed a motion to dismiss our lawsuit in New Jersey. In December 2007, Zydus agreed to entry of a consent judgment in which Zydus conceded the validity and enforceability of the patent and agreed to a permanent injunction. We expect to prevail in this litigation and believe that these claims are without merit. However, it is not possible to determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

We have received challenges to Zyprexa patents in a number of countries outside the U.S.:

•	In Canada, several generic pharmaceutical manufacturers have challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In April 2007, the Canadian Federal Court ruled against the first challenger, Apotex Inc. (Apotex), and Apotex has appealed that ruling. In June 2007, the Canadian Federal Court held that the invalidity allegations of a second challenger, Novopharm Ltd. (Novopharm), were justified and denied our request that Novopharm be prohibited from receiving marketing approval for generic olanzapine in Canada. Novopharm began selling generic olanzapine in Canada in the third quarter of 2007. We have appealed that decision and sued Novopharm for patent infringement. The appeal was dismissed. In November 2007, Apotex filed an action seeking a declaration of the invalidity of our Zyprexa compound and method-of-use patents (expiring in 2011). The trial court ruled in our favor in February 2007. Apotex will likely appeal.

•	In Germany, generic pharmaceutical manufacturers Egis-Gyogyszergyar and Neolabs Ltd. challenged the validity of our Zyprexa compound and method-of-use patents (expiring in 2011). In June 2007, the German Federal Patent Court held that our patent is invalid. We are appealing the decision. Generic olanzapine was launched by competitors in Germany in the fourth quarter of 2007.

•	We have received challenges in a number of other countries, including Spain, the United Kingdom (U.K.), and several smaller European countries. In Spain, we have been successful at both the trial and appellate court levels in defeating the generic manufacturers’ challenge, but we anticipate further legal challenges from generic manufacturers. In the U.K., a trial date has tentatively been set for July 2008.

We are vigorously contesting the various legal challenges to our Zyprexa patents on a country-by-country basis. We cannot determine the outcome of this litigation. The availability of generic olanzapine in Canada and Germany will have a material adverse impact on our consolidated results of operations. The availability of generic olanzapine in additional markets could have a material adverse impact on our consolidated results of operations.

In June 2002, Ariad Pharmaceuticals, Inc., the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research, and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts sued us, alleging that sales of two of our products, Xigris® and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body, and seeking royalties on past and future sales of these products. On May 4, 2006, a jury in Boston issued an initial decision in the case that Xigris and Evista sales infringe the patent. The jury awarded the plaintiffs approximately $65 million in damages, calculated by applying a 2.3 percent royalty to all U.S. sales of Xigris and Evista from the date of issuance of the patent through the date of trial. In addition, a separate bench trial with the U.S. District Court of Massachusetts was held in August 2006, on our contention that the patent is unenforceable and impermissibly covers natural processes. In June 2005, the United States Patent and Trademark Office (USPTO) commenced a reexamination of the patent, and in August 2007 took the position that the Ariad claims at issue are unpatentable, a position that Ariad continues to contest. In September 2007, the Court entered a final judgment indicating that Ariad’s claims are patentable, valid, and enforceable, and finding damages in the amount of $65 million plus a 2.3 percent royalty on net U.S. sales of Xigris and Evista since the time of the jury decision. However, the Court deferred the requirement to pay any damages until after all rights to appeal have been exhausted. We plan to appeal this judgment. We believe that these allegations are without legal merit, that we will ultimately prevail on these issues, and therefore that the likelihood of any monetary damages is remote.

Government Investigations and Related Litigation

In March 2004, the Office of the U.S. Attorney for the Eastern District of Pennsylvania (EDPA) advised us that it had commenced an investigation related to our U.S. marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa, Prozac, and Prozac Weekly. In November 2007, we received a grand jury subpoena from the EDPA for a broad range of documents related to Zyprexa. A number of State Medicaid Fraud Control Units are coordinating with the EDPA in its investigation of any Medicaid-related claims relating to our marketing and promotion of Zyprexa. In October 2005, the EDPA advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid®, Evista, Humalog, Humulin, Prozac, and Zyprexa. The inquiry includes a review of our Medicaid best price reporting related to the product sales covered by the rebate agreements.

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

Beginning in August 2006, we have received civil investigative demands or subpoenas from the attorneys general of a number of states under various state consumer protection laws. Most of these requests are now part of a multistate investigative effort being coordinated by an executive committee of attorneys general. We are aware that approximately 30 states are participating in this joint effort, and it is possible that additional states will join the investigation. These attorneys general are seeking a broad range of Zyprexa documents, including documents relating to sales, marketing and promotional practices, and remuneration of health care providers. In addition, we have been named as a defendant in a private suit in California State Court, which was removed to federal court, alleging violations of the California False Claims Act with respect to certain Zyprexa marketing and promotional practices. This suit was brought by an individual on behalf of the government, under the qui tam provision of the California False Claims Act.

We are cooperating in each of these investigations, including providing a broad range of documents and information relating to the investigations. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or nonmonetary remedies. We cannot determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.

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

Since June 2005, we have entered into agreements with various claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a substantial majority of the claims. The agreements cover a total of approximately 31,200 claimants, including a large number of previously filed lawsuits and other asserted claims. The two primary settlements were as follows:

•	In June 2005, we reached an agreement in principle (and in September 2005 a final agreement) to settle more than 8,000 claims for $690.0 million plus $10.0 million to cover administration of the settlement.

•	In January 2007, we reached agreements with a number of plaintiffs’ attorneys to settle more than 18,000 claims for approximately $500 million.

The 2005 settlement totaling $700.0 million was paid during 2005. The January 2007 settlements were paid during 2007.

We are prepared to continue our vigorous defense of Zyprexa in all remaining claims. The U.S. Zyprexa product liability claims not subject to these agreements include approximately 325 lawsuits in the U.S. covering approximately 1,235 plaintiffs. Trial dates have been set for June 23, 2008, in the Eastern District of New York, for several of the U.S. plaintiffs.

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

We have insurance coverage for a portion of our Zyprexa product liability claims exposure. The third-party insurance carriers have raised defenses to their liability under the policies and are seeking to rescind the policies. The dispute was the subject of litigation in the federal court in Indianapolis against certain of the carriers and in arbitration in Bermuda against other carriers. In the second half of 2007, we reached settlements resolving the vast majority of the disputed insurance claims, and a portion of the insurance proceeds were paid to us prior to the end of 2007.

Since the beginning of 2005, we have recorded aggregate net pretax charges of $1.61 billion for Zyprexa product liability matters. The net charges, which take into account our actual and expected insurance recoveries, covered the following:

•	The cost of the Zyprexa product liability settlements to date; and

•	Reserves for product liability exposures and defense costs regarding the known Zyprexa product liability claims and expected future claims to the extent we could formulate a reasonable estimate of the probable number and cost of the claims.

In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses. We have been served with similar lawsuits filed by the states of Alaska, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Utah, and West Virginia in the courts of the respective states. The Mississippi, Montana, New Mexico, and West Virginia cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. The Alaska case is scheduled for trial beginning March 3, 2008.

In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Two additional lawsuits were filed in the Eastern District of New York in 2006 on similar grounds. In 2007, The Pennsylvania Employees Trust Fund brought claims in state court in Pennsylvania as insurer of Pennsylvania state employees, who were prescribed Zyprexa on similar grounds as described in the New York cases. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.

We cannot determine with certainty the additional number of lawsuits and claims that may be asserted. The ultimate resolution of Zyprexa product liability and related litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

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

You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) in Part II, Item 7 at “Review of Operations – Financial Condition.” That information is incorporated in this report by reference.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Income

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2007	2006	2005

	(Dollars in millions, except per-share data)

Net sales	$18,633.5	$15,691.0	$14,645.3
Cost of sales	4,248.8	3,546.5	3,474.2
Research and development	3,486.7	3,129.3	3,025.5
Marketing, selling, and administrative	6,095.1	4,889.8	4,497.0
Acquired in-process research and development (Note 3)	745.6	—	—
Asset impairments, restructuring, and other special charges (Note 4)	302.5	945.2	1,245.3
Other income — net	(122.0)	(237.8)	(314.2)

	14,756.7	12,273.0	11,927.8

Income before income taxes and cumulative effect of a change in accounting principle	3,876.8	3,418.0	2,717.5
Income taxes (Note 11)	923.8	755.3	715.9

Income before cumulative effect of a change in accounting principle	2,953.0	2,662.7	2,001.6
Cumulative effect of a change in accounting principle, net of tax (Note 2)	—	—	(22.0)

Net income	$2,953.0	$2,662.7	$1,979.6

Earnings per share — basic (Note 10)
Income before cumulative effect of a change in accounting principle	$2.71	$2.45	$1.84
Cumulative effect of a change in accounting principle	—	—	(0.02)

Net income	$2.71	$2.45	$1.82

Earnings per share — diluted (Note 10)
Income before cumulative effect of a change in accounting principle	$2.71	$2.45	$1.83
Cumulative effect of a change in accounting principle	—	—	(0.02)

Net income	$2.71	$2.45	$1.81

See notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2007	2006

	(Dollars in millions)

Assets
Current Assets
Cash and cash equivalents	$3,220.5	$3,109.3
Short-term investments	1,610.7	781.7
Accounts receivable, net of allowances of $103.1 (2007) and $82.5 (2006)	2,673.9	2,298.6
Other receivables (Note 8)	1,030.9	395.8
Inventories	2,523.7	2,270.3
Deferred income taxes (Note 11)	583.6	519.2
Prepaid expenses	613.6	319.5

Total current assets	12,256.9	9,694.4

Other Assets
Prepaid pension (Note 12)	1,670.5	1,091.5
Investments (Note 5)	577.1	1,001.9
Goodwill and other intangibles — net (Note 3)	2,455.4	130.0
Sundry (Note 8)	1,252.8	1,885.3

	5,955.8	4,108.7
Property and Equipment, net	8,575.1	8,152.3

	$26,787.8	$21,955.4

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt (Note 6)	$413.7	$219.4
Accounts payable	1,018.5	789.4
Employee compensation	823.8	641.6
Sales rebates and discounts	706.8	508.3
Dividends payable	513.6	463.3
Income taxes payable (Note 11)	238.4	640.6
Other current liabilities (Note 8)	1,553.5	1,822.9

Total current liabilities	5,268.3	5,085.5

Other Liabilities
Long-term debt (Note 6)	4,593.5	3,494.4
Accrued retirement benefit (Note 12)	1,145.1	1,586.9
Long-term income taxes payable (Note 11)	1,196.7	—
Deferred income taxes (Note 11)	287.5	62.2
Other noncurrent liabilities (Note 8)	632.3	745.7

	7,855.1	5,889.2
Commitments and contingencies (Note 13)

Shareholders’ Equity (Notes 7 and 9)
Common stock — no par value
Authorized shares: 3,200,000,000
Issued shares: 1,135,212,894 (2007) and 1,132,578,231 (2006)	709.5	707.9
Additional paid-in capital	3,805.2	3,571.9
Retained earnings	11,967.2	10,926.7
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs — ESOP	(95.2)	(100.7)
Accumulated other comprehensive income (loss) (Note 14)	13.2	(1,388.7)

	13,764.9	11,082.1
Less cost of common stock in treasury
2007 — 899,445 shares
2006 — 909,573 shares	100.5	101.4

	13,664.4	10,980.7

	$26,787.8	$21,955.4

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2007	2006	2005

	(Dollars in millions)

Cash Flows From Operating Activities
Net income	$2,953.0	$2,662.7	$1,979.6
Adjustments To Reconcile Net Income To Cash Flows
From Operating Activities
Depreciation and amortization	1,047.9	801.8	726.4
Change in deferred taxes	122.9	346.8	(347.5)
Stock-based compensation expense	282.0	359.3	403.5
Acquired in-process research and development, net of tax	692.6	—	—
Asset impairments, restructuring, and other special charges,
net of tax	181.5	797.4	1,128.7
Other, net	(8.4)	(196.8)	(30.0)

	5,271.5	4,771.2	3,860.7
Changes in operating assets and liabilities, net of acquisitions
Receivables — (increase) decrease	(842.7)	243.9	(286.4)
Inventories — (increase) decrease	154.3	(60.2)	72.1
Other assets — increase	(355.8)	(43.0)	(269.4)
Accounts payable and other liabilities — increase (decrease)	927.2	(936.0)	(1,463.4)

	(117.0)	(795.3)	(1,947.1)

Net Cash Provided by Operating Activities	5,154.5	3,975.9	1,913.6

Cash Flows From Investing Activities
Purchases of property and equipment	(1,082.4)	(1,077.8)	(1,298.1)
Disposals of property and equipment	32.3	65.2	11.1
Net (repayments) proceeds of short-term investments	(376.9)	1,247.5	62.7
Proceeds from sales and maturities of noncurrent investments	800.1	1,507.7	545.1
Purchases of noncurrent investments	(750.7)	(1,313.2)	(1,183.1)
Purchases of in-process research and development	(111.0)	—	—
Cash paid for acquisitions, net of cash acquired	(2,673.2)	—	—
Other, net	(166.3)	179.0	(353.6)

Net Cash Provided by (Used for) Investing Activities	(4,328.1)	608.4	(2,215.9)

Cash Flows From Financing Activities
Dividends paid	(1,853.6)	(1,736.3)	(1,654.9)
Net repayments of short-term borrowings	(468.5)	(8.4)	(1,988.7)
Proceeds from issuance of long-term debt	2,512.6	—	3,000.0
Repayments of long-term debt	(1,059.5)	(2,781.5)	(1,004.7)
Purchases of common stock	—	(122.1)	(377.9)
Issuances of common stock under stock plans	24.7	59.6	105.9
Other, net	(0.6)	9.9	39.8

Net Cash Used for Financing Activities	(844.9)	(4,578.8)	(1,880.5)

Effect of exchange rate changes on cash	129.7	97.1	(175.8)

Net increase (decrease) in cash and cash equivalents	111.2	102.6	(2,358.6)
Cash and cash equivalents at beginning of year	3,109.3	3,006.7	5,365.3

Cash and Cash Equivalents at End of Year	$3,220.5	$3,109.3	$3,006.7

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2007	2006	2005

	(Dollars in millions)

Net income	$2,953.0	$2,662.7	$1,979.6
Other comprehensive income (loss)
Foreign currency translation gains (losses)	756.6	542.4	(533.4)
Net unrealized gains (losses) on securities	(11.4)	(3.2)	0.3
Minimum pension liability adjustment (Note 12)	—	(18.8)	(87.8)
Defined benefit pension and retiree health benefit plans (Note 12)	943.8	—	—
Effective portion of cash flow hedges	(0.1)	143.3	(81.7)

Other comprehensive income (loss) before income taxes	1,688.9	663.7	(702.6)
Provision for income taxes related to other comprehensive income (loss) items	(287.0)	(43.1)	63.4

Other comprehensive income (loss) (Note 14)	1,401.9	620.6	(639.2)

Comprehensive income	$4,354.9	$3,283.3	$1,340.4

See notes to consolidated financial statements.

Segment Information

We operate in one significant business segment — pharmaceutical products. Operations of the animal health business segment are not material and share many of the same economic and operating characteristics as pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting.

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2007	2006	2005

	(Dollars in millions)

Net sales — to unaffiliated customers
Neurosciences	$7,851.0	$6,728.5	$6,080.0
Endocrinology	5,479.6	5,014.5	4,636.9
Oncology	2,446.4	2,020.2	1,801.0
Cardiovascular[2]	1,624.1	730.4	778.8
Animal health	995.8	875.5	863.7
Other pharmaceuticals	236.6	321.9	484.9

Net sales	$18,633.5	$15,691.0	$14,645.3

Geographic Information
Net sales — to unaffiliated customers[1]
United States	$10,145.5	$8,599.2	$7,798.1
Europe	4,844.5	3,894.3	3,818.6
Other foreign countries	3,643.5	3,197.5	3,028.6

	$18,633.5	$15,691.0	$14,645.3

Long-lived assets
United States	$5,905.4	$6,207.4	$6,524.5
Europe	2,057.7	1,733.8	1,554.9
Other foreign countries	1,768.6	1,718.4	1,748.9

	$9,731.7	$9,659.6	$9,828.3

[1]	Net sales are attributed to the countries based on the location of the customer.

[2]	Cialis sales for 2007 are included in Cardiovascular, and 2006 and 2005 Cialis sales have been reclassified from other pharmaceuticals to be consistent with the 2007 presentation.

The largest category of products is the neurosciences group, which includes Zyprexa, Cymbalta, Strattera, and Prozac. Endocrinology products consist primarily Humalog, Humulin, Actos, Byetta, Evista, Forteo, and Humatrope. Oncology products consist primarily of Gemzar and Alimta. Cardiovascular products consist primarily of Cialis, ReoProR, and Xigris. Animal health products include Tylan®, Rumensin®, Coban®, and other products for livestock and poultry. The other pharmaceuticals category includes anti-infectives, primarily Ceclor® and Vancocin®, and other miscellaneous pharmaceutical products and services.

Most of our pharmaceutical products are distributed through wholesalers that serve pharmacies, physicians and other health care professionals, and hospitals. In 2007, our three largest wholesalers each accounted for between 12 percent and 16 percent of consolidated net sales. Further, they each accounted for between 9 percent and 13 percent of accounts receivable as of December 31, 2007. Animal health products are sold primarily to wholesale distributors.

Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. The accounting policies of the individual segments are substantially the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements. Income before income taxes for the animal health business was approximately $173 million, $184 million, and $215 million in 2007, 2006, and 2005, respectively.

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

Selected Quarterly Data (unaudited)

	2007
ELI LILLY AND COMPANY AND SUBSIDIARIES	Fourth	Third	Second	First

	(Dollars in millions, except per-share data)

Net sales	$5,189.6	$4,586.8	$4,631.0	$4,226.1
Cost of sales	1,272.8	1,054.6	998.9	922.5
Operating expenses	2,709.4	2,322.3	2,379.1	2,171.0
Acquired in-process research and development	89.0	—	328.1	328.5
Asset impairments, restructuring, and other special charges	98.2	81.3	—	123.0
Other income — net	(32.1)	(49.8)	(1.8)	(38.3)
Income before income taxes	1,052.3	1,178.4	926.7	719.4
Net income	854.4	926.3	663.6	508.7
Earnings per share — basic	.78	.85	.61	.47
Earnings per share — diluted	.78	.85	.61	.47
Dividends paid per share	.425	.425	.425	.425
Common stock closing prices
High	59.47	58.44	60.56	54.99
Low	49.09	54.09	54.39	51.63

	2006
	Fourth	Third	Second	First

Net sales	$4,245.3	$3,864.1	$3,866.9	$3,714.7
Cost of sales	1,019.0	860.4	860.6	806.5
Operating expenses	2,168.8	1,953.9	2,012.7	1,883.7
Asset impairments, restructuring, and other special charges	945.2	—	—	—
Other income — net	(102.7)	(56.0)	(46.9)	(32.2)
Income before income taxes	215.0	1,105.8	1,040.5	1,056.7
Net income	132.3	873.6	822.0	834.8
Earnings per share — basic	.12	.80	.76	.77
Earnings per share — diluted	.12	.80	.76	.77
Dividends paid per share	.40	.40	.40	.40
Common stock closing prices
High	58.25	57.32	55.27	58.86
Low	51.35	54.26	50.41	54.98

Our common stock is listed on the New York, London, and Swiss stock exchanges.

Selected Financial Data (unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES	2007[2]	2006	2005	2004	2003

	(Dollars in millions, except net sales per employee and per-share data)

Operations
Net sales	$18,633.5	$15,691.0	$14,645.3	$13,857.9	$12,582.5
Cost of sales	4,248.8	3,546.5	3,474.2	3,223.9	2,675.1
Research and development	3,486.7	3,129.3	3,025.5	2,691.1	2,350.2
Marketing, selling, and administrative	6,095.1	4,889.8	4,497.0	4,284.2	4,055.4
Other	926.1	707.4	931.1	716.8	240.1
Income before income taxes and cumulative effect of a change in accounting principle	3,876.8	3,418.0	2,717.5	2,941.9	3,261.7
Income taxes	923.8	755.3	715.9	1,131.8	700.9
Net income	2,953.0	2,662.7	1,979.6 [1]	1,810.1	2,560.8
Net income as a percent of sales	15.8%	17.0%	13.5%	13.1%	20.4%
Net income per share — diluted	2.71	2.45	1.81	1.66	2.37
Dividends declared per share	1.75	1.63	1.54	1.45	1.36
Weighted-average number of shares
outstanding — diluted (thousands)	1,090,750	1,087,490	1,092,150	1,088,936	1,082,230

Financial Position
Current assets	$12,256.9	$9,694.4	$10,795.8	$12,835.8	$8,768.9
Current liabilities	5,268.3	5,085.5	5,716.3	7,593.7	5,560.8
Property and equipment — net	8,575.1	8,152.3	7,912.5	7,550.9	6,539.0
Total assets	26,787.8	21,955.4	24,580.8	24,867.0	21,688.3
Long-term debt	4,593.5	3,494.4	5,763.5	4,491.9	4,687.8
Shareholders’ equity	13,664.4	10,980.7	10,791.9	10,919.9	9,764.8

Supplementary Data
Return on shareholders’ equity	24.0%	24.5%	18.2%	17.5%	28.4%
Return on assets	12.2%	11.2%	8.2%	7.8%	12.6%
Capital expenditures	$1,082.4	$1,077.8	$1,298.1	$1,898.1	$1,706.6
Depreciation and amortization	1,047.9	801.8	726.4	597.5	548.5
Effective tax rate	23.8%	22.1%	26.3%	38.5%	21.5%
Net sales per employee	$459,000	$378,000	$344,000	$311,000	$280,000
Number of employees	40,600	41,500	42,600	44,500	45,000
Number of shareholders of record	41,700	44,800	50,800	52,400	54,600

[1]	Reflects the impact of a cumulative effect of a change in accounting principle in 2005 of $22.0 million, net of income taxes of $11.8 million. The diluted earnings per share impact of this cumulative effect of a change in accounting principle was $.02. The net income per diluted share before the cumulative effect of a change in accounting principle was $1.83. See Note 2 for additional information.

[2]	Reflects the ICOS acquisition, effective January 29, 2007. See Note 3 for additional information.

Notes to Consolidated Financial Statements

ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions, except per-share data)

Note 1:	Summary of Significant Accounting Policies

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

Inventories: We state all inventories at the lower of cost or market. We use the last-in, first-out (LIFO) method for substantially all our inventories located in the continental United States, or approximately 39 percent of our total inventories. Other inventories are valued by the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost. Inventories at December 31 consisted of the following:

	2007	2006

Finished products	$653.4	$644.5
Work in process	1,803.0	1,551.5
Raw materials and supplies	202.7	187.0

	2,659.1	2,383.0
Reduction to LIFO cost	(135.4)	(112.7)

	$2,523.7	$2,270.3

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

We enter into foreign currency forward and option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other income. The purchased option contracts are used to hedge anticipated foreign currency transactions, primarily intercompany inventory activities expected to occur within the next year. These contracts are designated as cash flow hedges of those future transactions and the impact on earnings is included in cost of sales. We may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward and option contracts generally have maturities not exceeding 12 months.

In the normal course of business, our operations are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing, and operating. We address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt and investment positions and may enter into interest rate swaps or collars to help maintain that balance. Interest rate swaps or collars that convert our fixed-rate debt or investments to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating rate debt or investments to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements.

Goodwill and other intangibles: Goodwill is not amortized. All other intangibles arising from acquisitions and research alliances have finite lives and are amortized over their estimated useful lives, ranging from 5 to 20 years, using the straight-line method. The weighted-average amortization period for developed product technology is approximately 10 years. Amortization expense for 2007, 2006, and 2005 was $172.8 million, $7.6 million, and $5.4 million before tax, respectively. The estimated amortization expense for the five succeeding years approximates $180 million before tax, per year. Substantially all of the amortization expense is included in cost of sales. See Note 3 for further discussion of goodwill and other intangibles acquired in 2007.

Goodwill and other intangible assets at December 31 were as follows:

	2007	2006

Goodwill	$745.7	$73.8

Developed product technology — gross	1,767.5	—
Less accumulated amortization	(162.6)	—

Developed product technology — net	1,604.9	—

Other intangibles — gross	142.8	89.2
Less accumulated amortization	(38.0)	(33.0)

Other intangibles — net	104.8	56.2

Total intangibles — net	$2,455.4	$130.0

Goodwill and net other intangibles are reviewed to assess recoverability at least annually and when certain impairment indicators are present. No material impairments occurred with respect to the carrying value of our goodwill or other intangible assets in 2007, 2006, or 2005.

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

At December 31, property and equipment consisted of the following:

	2007	2006

Land	$180.0	$168.7
Buildings	5,543.7	4,852.8
Equipment	7,454.9	6,718.5
Construction in progress	1,662.7	1,976.7

	14,841.3	13,716.7
Less allowances for depreciation	(6,266.2)	(5,564.4)

	$8,575.1	$8,152.3

Depreciation expense for 2007, 2006, and 2005 was $682.3 million, $627.4 million, and $577.2 million, respectively. Approximately $95.3 million, $106.7 million, and $140.5 million of interest costs were capitalized as part of property and equipment in 2007, 2006, and 2005, respectively. Total rental expense for all leases, including contingent rentals (not material), amounted to approximately $294.2 million, $293.6 million, and $294.4 million for 2007, 2006, and 2005, respectively. Assets under capital leases included in property and equipment in the consolidated balance sheets, capital lease obligations entered into, and future minimum rental commitments are not material.

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

Other income — net: Other income — net consisted of the following:

	2007	2006	2005

Interest expense	$228.3	$238.1	$105.2
Interest income	(215.3)	(261.9)	(212.1)
Joint venture income	(11.0)	(96.3)	(11.1)
Other	(124.0)	(117.7)	(196.2)

	$(122.0)	$(237.8)	$(314.2)

The joint venture income represents our share of the Lilly ICOS LLC joint venture results of operations, net of income taxes. We acquired the outstanding ownership of the joint venture in January 2007 as a result of our acquisition of ICOS. See Note 3 for further discussion.

Income taxes: Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable.

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). Pursuant to FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

Earnings per share: We calculate basic earnings per share based on the weighted-average number of outstanding common shares and incremental shares. We calculate diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and other incremental shares.

Stock-based compensation: We recognize the fair value of stock-based compensation as expense over the requisite service period of the individual grantees, which generally equals the vesting period. Under our policy all stock-based awards are approved prior to the date of grant. The Compensation Committee of the Board of Directors approves the value of the award and date of grant. Stock-based compensation that is awarded as part of our annual equity grant is made on a specific grant date scheduled in advance.

Reclassifications: Certain reclassifications have been made to the December 31, 2006 and 2005 consolidated financial statements and accompanying notes to conform with the December 31, 2007 presentation.

Note 2:	Implementation of New Financial Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) revised and issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations (SFAS 141(R)). SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. SFAS No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. This Statement is effective for us for business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, in conjunction with SFAS 141(R), the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51), by requiring companies to report a noncontrolling interest in a subsidiary as equity in its consolidated financial statements. Disclosure of the amounts of consolidated net income attributable to the parent and the noncontrolling interest will be required. This Statement also clarifies that transactions that result in a change in a parent’s ownership interest in a subsidiary that do not result in deconsolidation will be treated as equity transactions, while a gain or loss will be recognized by the parent when a subsidiary is deconsolidated. This Statement is effective for us January 1, 2009, and we do not anticipate the implementation to be material to our consolidated financial position or results of operations.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 07-1 (EITF 07-1), Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This Issue is effective for us beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. While we have not yet completed our analysis, we do not anticipate the implementation of this Issue to be material to our consolidated financial position or results of operations.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense when the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. This Issue is effective for us beginning January 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We do not anticipate the implementation of this Issue to be material to our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for us beginning January 1, 2008, if adopted; however, we do not anticipate adopting this Statement.

We adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 11 for further discussion of the impact of adopting this Interpretation.

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

The acquisition has been accounted for as a business combination under the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed from ICOS are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $646.7 million. No portion of this goodwill is expected to be deductible for tax purposes. ICOS’s results of operations are included in our consolidated financial statements from the date of acquisition.

We have determined the following estimated fair values for the assets purchased and liabilities assumed as of the date of acquisition. The determination of estimated fair value requires management to make significant estimates and assumptions.

Estimated Fair Value at January 29, 2007

Cash and short-term investments	$197.7
Developed product technology (Cialis)[1]	1,659.9
Acquired in-process research and development	303.5
Tax benefit of net operating losses	404.1
Goodwill	646.7
Other assets and liabilities — net	(32.1)
Deferred taxes	(583.5)
Long-term debt assumed	(275.6)

Total estimated purchase price	$2,320.7

[1]	The intangible asset will be amortized over the remaining expected patent lives of Cialis in each country, which range from 2015 to 2017.

The acquired in-process research and development (IPR&D) represents compounds currently under development that have not yet achieved regulatory approval for marketing. New indications for and formulations of the Cialis compound in clinical testing at the time of the acquisition represented approximately 48 percent of the estimated fair value of the IPR&D. The remaining value of IPR&D represents several other products in development, with no one asset comprising a significant portion of this value. In accordance with FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, these IPR&D intangible assets totaling $303.5 million have been written off by a charge to income immediately subsequent to the acquisition because the compounds do not have any alternative future use. This charge is not deductible for tax purposes. The ongoing activity with respect to each of these compounds under development is not material to our research and development expenses.

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

The acquisition of Ivy provides us with products that complement those of our animal health product line. This acquisition has been accounted for as a business combination under the purchase method of accounting. We have allocated $88.7 million of the purchase price to other identifiable intangible assets, primarily related to marketed products, $37.0 million to acquired IPR&D, and $25.0 million to goodwill. The IPR&D represents products in development that are not yet approved for marketing and have no alternative future use. Accordingly, the $37.0 million allocated to acquired IPR&D was expensed immediately subsequent to the acquisition. The other identifiable intangible assets will be amortized over their estimated remaining useful lives of 10 to 20 years. Goodwill resulting from this acquisition has been fully allocated to the animal health business segment. The amount allocated to each of the intangible assets acquired, including goodwill, is expected to be deductible for tax purposes.

Product Acquisitions

In October 2007, we entered into an agreement with Glenmark Pharmaceuticals Limited India whereby we acquired the rights to a portfolio of transient receptor potential vanilloid sub-family 1 (TRPV1) antagonist molecules, including a clinical-phase compound. The compound is currently in early clinical phase development as a potential next-generation treatment for various pain conditions, including osteoarthritic pain, and had no alternative future use. As with many development-phase compounds, launch of the product, if approved, was not expected in the near term. Our charge for acquired IPR&D was $45.0 million, is deductible for tax purposes, and was included as expense in the fourth quarter of 2007.

In October 2007, we entered into a global strategic alliance with MacroGenics, Inc. (MacroGenics) to develop and commercialize teplizumab, a humanized anti-CD3 monoclonal antibody, as well as other potential next-generation anti-CD3 molecules for use in the treatment of autoimmune diseases. As part of the arrangement, we acquired the exclusive rights to the molecule, which was in the development stage (Phase II/III clinical trial for individuals with recent-onset type 1 diabetes) and had no alternative future use. As with many development-phase compounds, launch of the product, if approved, was not expected in the near term. Our charge for acquired IPR&D was $44.0 million, is deductible for tax purposes, and was included as expense in the fourth quarter of 2007.

In January 2007, we entered into an agreement with OSI Pharmaceuticals, Inc. to acquire the rights to its compound for the treatment of type 2 diabetes. At the inception of this agreement, this compound was in the development stage (Phase I clinical trials) and had no alternative future use. As with many development-phase compounds, launch of the product, if approved, was not expected in the near term. Our charge for acquired IPR&D related to this arrangement was $25.0 million, was included as expense in the first quarter of 2007, and is deductible for tax purposes.

In December 2007, we entered into an agreement with BioMS Medical Corp. to acquire the rights to its compound for the treatment of multiple sclerosis. This agreement was contingent upon clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act and became effective after clearance was received in January 2008. This compound is in the development stage (Phase III clinical trials) and has no alternative future use. As with many development-phase compounds, launch of the product, if approved, was not expected in the near term. Our charge for acquired IPR&D related to this arrangement was $87.0 million, is deductible for tax purposes, and will be included as expense in the first quarter of 2008.

In connection with these arrangements, our partners are generally entitled to future milestones and royalties based on sales should these products be approved for commercialization.

Note 4:	Asset Impairments, Restructuring, and Other Special Charges

The components of the charges included in asset impairments, restructuring, and other special charges in our consolidated statements of income are described below.

Asset Impairments and Related Restructuring and Other Charges

We incurred asset impairment, restructuring, and other special charges of $67.6 million in the fourth quarter of 2007. These charges were a result of decisions approved by management in the fourth quarter as well as previously announced strategic decisions. Components of this charge include non-cash charges of $42.5 million for the write-down of impaired assets, all of which have no future use, and other charges of $25.1 million, primarily related to additional severance and environmental cleanup charges related to previously announced strategic decisions. The impairment charges are necessary to adjust the carrying value of the assets to fair value. These restructuring activities were substantially complete at December 31, 2007.

In connection with previously announced strategic decisions, we recorded asset impairment, restructuring, and other special charges of $123.0 million in the first quarter of 2007. These charges primarily relate to a voluntary severance program at one of our U.S. plants and other costs related to this action as well as management actions taken in the fourth quarter of 2006 as described below. The component of this charge related to the non-cash asset impairment was $67.6 million, and was necessary to adjust the carrying value of the assets to fair value. These restructuring activities were substantially complete at December 31, 2007.

In the fourth quarter of 2006, management approved plans to close two research and development facilities and one production facility outside the U.S. Management also made the decision to stop construction of a planned insulin manufacturing plant in the U.S. in an effort to increase productivity in research and development operations and to reduce excess manufacturing capacity. These decisions, as well as other strategic changes, resulted in non-cash charges of $308.8 million for the write-down of certain impaired assets, substantially all of which have no future use, and other charges of $141.5 million, primarily related to severance and contract termination payments. The impairment charges were necessary to adjust the carrying value of the assets to fair value. These restructuring activities were substantially complete at December 31, 2007.

In December 2005, management approved, as part of our ongoing efforts to increase productivity and reduce our cost structure, decisions that resulted in non-cash charges of $154.6 million for the write-down of certain impaired assets, and other charges of $17.3 million, primarily related to contract termination payments. The impaired assets, which had no future use, included manufacturing buildings and equipment no longer needed to supply projected capacity requirements, as well as obsolete research and development equipment. The impairment charges were necessary to adjust the carrying value of the assets to fair value.

Product Liability and Other Special Charges

As a result of our product liability exposures, the substantial majority of which were related to Zyprexa, we recorded net pretax charges of $111.9 million, $494.9 million, and $1.07 billion in 2007, 2006, and 2005, respectively. These charges, which are net of anticipated insurance recoveries, include the costs of product liability settlements and related defense costs, reserves for product liability exposures and defense costs regarding known product liability claims, and expected future claims to the extent we could formulate a reasonable estimate of the probable number and cost of the claims. See Note 13 for further discussion.

Note 5:	Financial Instruments and Investments

Financial instruments that potentially subject us to credit risk consist principally of trade receivables and interest-bearing investments. Wholesale distributors of life-sciences products and managed care organizations account for a substantial portion of trade receivables; collateral is generally not required. The risk associated with this concentration is mitigated by our ongoing credit review procedures and insurance. We place substantially all our interest-bearing investments with major financial institutions, in U.S. government securities, or with top-rated corporate issuers. At December 31, 2007, our investments in debt securities were comprised of 40 percent asset-backed securities, 23 percent corporate securities, and 37 percent U.S. government securities. In accordance with documented corporate policies, we limit the amount of credit exposure to any one financial institution or corporate issuer. We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but do not expect any counterparties to fail to meet their obligations given their high credit ratings.

Fair Value of Financial Instruments

A summary of our outstanding financial instruments and other investments at December 31 follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term investments
Debt securities	$1,610.7	$1,610.7	$781.7	$781.7
Noncurrent investments
Marketable equity	$70.0	$70.0	$79.4	$79.4
Debt securities	408.3	408.3	834.1	834.1
Equity method and other investments	98.8	NA	88.4	NA

	$577.1		$1,001.9

Long-term debt, including current portion	$(4,988.6)	$(5,056.9)	$(3,705.2)	$(3,682.7)
Risk-management instruments — assets	23.6	23.6	19.7	19.7

We determine fair values based on quoted market values where available or discounted cash flow analyses (principally long-term debt). The fair value of equity method and other investments is not readily available and disclosure is not required. Approximately $1.9 billion of our investments in debt securities mature within five years.

A summary of the unrealized gains and losses (pretax) of our available-for-sale securities in other comprehensive income at December 31 follows:

	2007	2006

Unrealized gross gains	$43.5	$43.7
Unrealized gross losses	22.0	10.8

The net adjustment to unrealized gains and losses (net of tax) on available-for-sale securities increased (decreased) other comprehensive income by $(5.4) million, $0.3 million, and $(4.6) million in 2007, 2006, and 2005, respectively. Activity related to our available-for-sale investment portfolio was as follows:

	2007	2006	2005

Proceeds from sales	$1,212.1	$2,848.4	$2,048.6
Realized gross gains on sales	21.4	63.5	25.6
Realized gross losses on sales	6.1	9.0	7.1

During the years ended December 31, 2007, 2006, and 2005, net losses related to ineffectiveness and net losses related to the portion of our risk-management hedging instruments, fair value and cash flow hedges, excluded from the assessment of effectiveness were not material.

We expect to reclassify an estimated $21.3 million of pretax net losses on cash flow hedges of anticipated foreign currency transactions and the variability in expected future interest payments on floating rate debt from accumulated other comprehensive loss to earnings during 2008.

Note 6:	Borrowings

Long-term debt at December 31 consisted of the following:

	2007	2006

4.50 to 7.13 percent notes (due 2012-2037)	$3,987.4	$1,487.4
2.90 percent notes (due 2008)	300.0	300.0
Floating rate extendible notes (due 2008)	—	1,000.0
Floating rate bonds (due 2037)	400.0	400.0
Private placement bonds (due 2007 and 2008)	72.1	266.3
6.55 percent ESOP debentures (due 2017)	90.6	91.6
Other, including capitalized leases	59.3	109.9
SFAS 133 fair value adjustment	79.2	50.0

	4,988.6	3,705.2
Less current portion	(395.1)	(210.8)

	$4,593.5	$3,494.4

In March 2007, we issued $2.50 billion of fixed-rate notes ($1.00 billion at 5.20 percent due in 2017; $700.0 million at 5.50 percent due in 2027; and $800.0 million at 5.55 percent due in 2037).

In August 2005, Eli Lilly Services, Inc. (ELSI), our indirect wholly-owned finance subsidiary, issued $1.50 billion of 13-month floating rate extendible notes. These notes paid interest at essentially a rate equivalent to LIBOR. We repaid $500.0 million of the notes in December 2006 and the remaining $1.00 billion of the notes in March 2007.

The $400.0 million of floating rate bonds outstanding at December 31, 2007 are due in 2037 and have variable interest rates at LIBOR plus our six-month credit spread, adjusted semiannually (total of 4.99 percent at December 31, 2007). The interest was to accumulate over the life of the bonds and be payable upon maturity. We had an option to begin periodic interest payments at any time. We exercised this option in November 2006 and paid all previously accrued interest on the bonds.

Principal and interest on the private placement bonds are due semiannually over the remaining terms of each of these notes. In conjunction with these bonds, we entered into interest rate swap agreements with the same financial institution, which converts the fixed rate into a variable rate of interest at essentially LIBOR over the term of the bonds.

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

The aggregate amounts of maturities on long-term debt for the next five years are as follows: 2008, $395.1 million; 2009, $31.1 million; 2010, $16.7 million; 2011, $11.2 million; and 2012, $510.9 million.

At December 31, 2007 and 2006, short-term borrowings included $18.6 million and $8.6 million, respectively, of notes payable to banks and commercial paper. At December 31, 2007, we have $1.24 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program. Compensating balances and commitment fees are not material, and there are no conditions that are probable of occurring under which the lines may be withdrawn.

We have converted approximately 40 percent of all fixed-rate debt to floating rates through the use of interest rate swaps. The weighted-average effective borrowing rates based on debt obligations and interest rates at December 31, 2007 and 2006, including the effects of interest rate swaps for hedged debt obligations, were 5.47 percent and 5.89 percent, respectively.

In 2007, 2006, and 2005, cash payments of interest on borrowings totaled $159.2 million, $305.7 million, and $38.2 million, respectively, net of capitalized interest.

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

We recognize the fair value of stock-based compensation in net income. Stock-based compensation cost in the amount of $282.0 million, $359.3 million, and $403.5 million was recognized in 2007, 2006, and 2005, respectively, as well as related tax benefits of $96.4 million, $115.9 million, and $122.9 million, respectively. In 2007, our stock-based compensation expense consisted primarily of performance awards (PAs), shareholder value awards (SVAs), and stock options. In 2006 and 2005, our stock-based compensation expense consisted primarily of PAs and stock options. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares and treasury stock to satisfy stock option exercises and for the issuance of PA and SVA shares. We classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for exercised stock options as a financing cash flow in the consolidated statements of cash flows.

At December 31, 2007, additional stock options, PAs, SVAs, or restricted stock grants may be granted under the 2002 Lilly Stock Plan for not more than 46.6 million shares.

Performance Award Program

Performance awards (PAs) are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain pre-established earnings-per-share targets over a one-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the fiscal year of the grant. The fair values of performance awards granted in 2007, 2006, and 2005 were $54.23, $56.18, and $55.65, respectively. The number of shares ultimately issued for the performance award program is dependent upon the earnings achieved during the vesting period. Pursuant to this plan, approximately 2.3 million shares, 1.7 million shares, and 0.5 million shares were issued in 2007, 2006, and 2005, respectively. Approximately 2.4 million shares are expected to be issued in 2008.

Shareholder Value Award Program

In 2007, we implemented a shareholder value award (SVA) program, which replaced our stock option program. SVAs are granted to officers and management and are payable in shares of common stock at the end of a three-year period. The number of shares actually issued varies depending on our stock price at the end of the three-year vesting period compared to pre-established target stock prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model are based on implied volatilities from traded options on our stock, historical volatility of our stock price, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair values of the SVA units granted during 2007 were $49.85 determined using the following assumptions:

Expected dividend yield	2.75%
Risk-free interest rate	4.81% - 5.16%
Range of volatilities	22.54% - 23.90%

We granted approximately 970,000 SVA units in February 2007 as part of the annual total compensation award, of which the majority remains outstanding at December 31, 2007. None of the SVA units are vested. The maximum number of shares that could ultimately be issued upon vesting of the SVA units outstanding at December 31, 2007, is 1.4 million. As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested SVAs amounted to $34.0 million, which will be amortized over the weighted-average remaining requisite service period of 25.5 months.

Stock Option Program

Stock options were granted in 2006 and 2005 to officers and management at exercise prices equal to the fair market value of our stock price at the date of grant. No stock options were granted in 2007. Options fully vest three years from the grant date and have a term of 10 years. We utilized a lattice-based option valuation model for estimating the fair value of the stock options. The lattice model allows the use of a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the lattice model are based on implied volatilities from traded options on our stock, historical volatility of our stock price, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected life of the 2006 and 2005 grants is derived from the output of the lattice model. The weighted-average fair values of the individual options granted during 2006 and 2005 were $15.61 and $16.06, respectively, determined using the following assumptions:

	2006	2005

Dividend yield	2.0%	2.0%
Weighted-average volatility	25.0%	27.8%
Range of volatilities	24.8% - 27.0%	27.6% - 30.7%
Risk-free interest rate	4.6% - 4.8%	2.5% - 4.5%
Weighted-average expected life	7 years	7 years

Stock option activity during 2007 is summarized below:

	Shares of		Weighted-Average
	Common Stock	Weighted-Average	Remaining
	Attributable to Options	Exercise	Contractual Term	Aggregate
	(in thousands)	Price of Options	(in years)	Intrinsic Value

Outstanding at January 1, 2007	88,810	$69.38
Granted	—	—
Exercised	(283)	53.83
Forfeited or expired	(7,378)	67.85

Outstanding at December 31, 2007	81,149	69.57	4.15	$8.4
Exercisable at December 31, 2007	72,100	71.15	3.73	8.4

A summary of the status of nonvested options as of December 31, 2007, and changes during the year then ended, is presented below:

		Weighted-Average
	Shares	Grant Date
	(in thousands)	Fair Value

Nonvested at January 1, 2007	24,172	$22.32
Granted	—	—
Vested	(14,668)	26.03
Forfeited	(455)	19.08

Nonvested at December 31, 2007	9,049	16.47

The intrinsic value of options exercised during 2007, 2006, and 2005 amounted to $1.5 million, $40.8 million, and $131.9 million, respectively. The total grant date fair value of options vested during 2007, 2006, and 2005 amounted to $381.8 million, $249.1 million, and $265.5 million, respectively. We received cash of $15.2 million, $66.2 million, and $105.9 million from exercises of stock options during 2007, 2006, and 2005, respectively, and recognized related tax benefits of $0.4 million, $11.3 million, and $36.8 million during those same years.

As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $23.8 million, which will be amortized over the weighted-average remaining requisite service period of 12 months.

Note 8:	Other Assets and Other Liabilities

Our other receivables include income tax receivable, insurance recoverables, interest receivable, and a variety of other items. The increase in other receivables is primarily attributable to an increase in income tax receivable.

Our sundry assets include our capitalized computer software, estimated insurance recoveries from our product litigation (Note 13), deferred tax assets (Note 11), and a variety of other items. The decrease in sundry assets is primarily attributable to a decrease in product liability recoverables and a decrease in deferred tax assets.

Our other current liabilities include product litigation, other taxes, and a variety of other items. The decrease in other current liabilities is caused primarily by a decrease in product litigation liabilities.

Our other noncurrent liabilities include product litigation, deferred income from our collaboration and out-licensing arrangements, and a variety of other items. The decrease in other noncurrent liabilities is primarily attributable to a decrease in product litigation liabilities.

Note 9:	Shareholders’ Equity

Changes in certain components of shareholders’ equity were as follows:

	Additional			Common Stock in Treasury
	Paid-in	Retained	Deferred	Shares
	Capital	Earnings	Costs — ESOP	(in thousands)	Amount

Balance at January 1, 2005	$3,119.4	$9,724.6	$(111.9)	943	$103.8
Net income		1,979.6
Cash dividends declared per share: $1.54		(1,677.0)
Retirement of treasury shares	(381.7)			(6,874)	(386.0)
Purchase for treasury				6,704	377.9
Issuance of stock under employee stock plans	172.9			161	84
Stock-based compensation	403.5
ESOP transactions	9.7		5.6

Balance at December 31, 2005	3,323.8	10,027.2	(106.3)	934	104.1
Net income		2,662.7
Cash dividends declared per share: $1.63		(1,763.2)
Retirement of treasury shares	(129.1)			(2,297)	(130.6)
Purchase for treasury				2,145	122.1
Issuance of stock under employee stock plans — net	6.2			128	5.8
Stock-based compensation	359.3
ESOP transactions	11.7		5.6

Balance at December 31, 2006	3,571.9	10,926.7	(100.7)	910	101.4
Net income		2,953.0
Cash dividends declared per share: $1.75		(1,903.9)
Retirement of treasury shares	(3.9)			(76)	(3.9)
Issuance of stock under employee stock plans — net	(55.2)			65	3.0
Stock-based compensation	282.0
ESOP transactions	10.4		5.5
FIN 48 implementation (Note 11)		(8.6)

Balance at December 31, 2007	$3,805.2	$11,967.2	$(95.2)	899	$100.5

As of December 31, 2007, we have purchased $2.58 billion of our announced $3.0 billion share repurchase program. We acquired approximately 2.1 million and 6.7 million shares in 2006 and 2005, respectively, under this program. No shares were repurchased in 2007.

We have 5 million authorized shares of preferred stock. As of December 31, 2007 and 2006, no preferred stock has been issued.

We have funded an employee benefit trust with 40 million shares of Lilly common stock to provide a source of funds to assist us in meeting our obligations under various employee benefit plans. The funding had no net impact on shareholders’ equity as we consolidate the employee benefit trust. The cost basis of the shares held in the trust was $2.64 billion and is shown as a reduction in shareholders’ equity, which offsets the resulting increases of $2.61 billion in additional paid-in capital and $25 million in common stock. Any dividend transactions between us and the trust are eliminated. Stock held by the trust is not considered outstanding in the computation of earnings per share. The assets of the trust were not used to fund any of our obligations under these employee benefit plans in 2007, 2006, or 2005.

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

The following is a reconciliation of the denominators used in computing earnings per share before cumulative effect of a change in accounting principle:

	2007	2006	2005

	(Shares in thousands)
Income before cumulative effect of a change in accounting principle available to common shareholders	$2,953.0	$2,662.7	$2,001.6

Basic earnings per share
Weighted-average number of common shares outstanding, including incremental shares	1,090,430	1,086,239	1,088,754

Basic earnings per share before cumulative effect of a change in accounting principle	$2.71	$2.45	$1.84

Diluted earnings per share
Weighted-average number of common shares outstanding	1,088,929	1,085,337	1,088,115
Stock options and other incremental shares	1,821	2,153	4,035

Weighted-average number of common shares outstanding — diluted	1,090,750	1,087,490	1,092,150

Diluted earnings per share before cumulative effect of a change in accounting principle	$2.71	$2.45	$1.83

Note 11:	Income Taxes

Following is the composition of income taxes attributable to income before cumulative effect of a change in accounting principle:

	2007	2006	2005

Current
Federal	$489.5	$197.7	$517.4
Foreign	412.1	390.6	649.8
State	27.7	(25.2)	11.6

	929.3	563.1	1,178.8
Deferred
Federal	53.0	78.3	89.4
Foreign	(27.9)	113.5	(86.8)
State	(30.6)	0.4	(0.5)
Unremitted earnings to be repatriated due to change in tax law	—	—	(465.0)

	(5.5)	192.2	(462.9)

Income taxes	$923.8	$755.3	$715.9

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006

Deferred tax assets
Tax loss carryforwards and carrybacks	$804.3	$293.2
Compensation and benefits	654.8	713.4
Inventory	546.2	504.4
Tax credit carryforwards and carrybacks	361.5	286.9
Asset purchases	95.4	98.0
Financial instruments	83.6	83.2
Sale of intangibles	69.1	161.3
Asset disposals	62.9	94.6
Other	318.4	276.2

	2,996.2	2,511.2
Valuation allowances	(511.2)	(493.7)

Total deferred tax assets	2,485.0	2,017.5
Deferred tax liabilities
Prepaid employee benefits	(675.9)	(485.8)
Property and equipment	(662.2)	(701.2)
Intangibles	(532.5)	—
Other	(285.1)	(237.0)

Total deferred tax liabilities	(2,155.7)	(1,424.0)

Deferred tax assets — net	$329.3	$593.5

At December 31, 2007, we had net operating losses and other carryforwards for international and U.S. income tax purposes of $1.15 billion: $27.0 million will expire within 10 years; $1.09 billion will expire between 10 and 20 years; and $36.9 million of the carryforwards will never expire. The primary components of the remaining portion of the deferred tax asset for tax loss carryforwards and carrybacks are related to net operating losses for state income tax purposes that are fully reserved and a capital loss of $433.6 million, which we expect to be carried back. We also have tax credit carryforwards and carrybacks of $361.5 million available to reduce future income taxes; $80.7 million will be carried back; $34.1 million of the tax credit carryforwards will expire after 5 years; and $13.3 million of the tax credit carryforwards will never expire. The remaining portion of the tax credit carryforwards is related to state tax credits that are fully reserved. The increase in both the deferred tax asset for tax loss carryforwards and carrybacks and the deferred tax liability for intangibles resulted primarily from the acquisition of ICOS. See Note 3 for further discussion.

Domestic and Puerto Rican companies contributed approximately 7 percent, 18 percent, and 43 percent in 2007, 2006, and 2005, respectively, to consolidated income before income taxes and cumulative effect of a change in accounting principle. We have a subsidiary operating in Puerto Rico under a tax incentive grant. The current tax incentive grant will not expire prior to 2017.

The American Jobs Creation Act of 2004 (AJCA) created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations in 2005. We recorded a related tax liability of $465.0 million as of December 31, 2004, and subsequently repatriated $8.00 billion in incentive dividends, as defined in the AJCA, during 2005. At December 31, 2007, we had an aggregate of $8.79 billion of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes at approximately the U.S. statutory rate.

Cash payments of income taxes totaled $1.01 billion, $864.0 million, and $1.78 billion in 2007, 2006, and 2005, respectively. The higher cash payments of income taxes in 2005 are primarily attributable to the tax liability associated with the implementation of the AJCA and the resolution of an IRS examination for the years 1998 to 2000.

Following is a reconciliation of the effective income tax rate applicable to income before income taxes and cumulative effect of a change in accounting principle:

	2007	2006	2005

United States federal statutory tax rate	35.0%	35.0%	35.0%
Add (deduct)
International operations, including Puerto Rico	(11.6)	(6.7)	(4.8)
Non-deductible acquired in-process research and development	5.4	—	—
General business credits	(1.6)	(1.4)	(1.5)
Sundry	(3.4)	(4.8)	(2.4)

Effective income tax rate	23.8%	22.1%	26.3%

We adopted FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, we reclassified $921.4 million of income taxes payable from current to non-current liabilities. We also recognized an increase of $8.6 million in the liability for unrecognized tax benefits, and an offsetting reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Beginning balance at January 1, 2007	$1,340.7
Additions based on tax positions related to the current year	206.4
Additions for tax positions of prior years	35.6
Reductions for tax positions of prior years	(15.1)
Settlements	(2.3)

Balance at December 31, 2007	$1,565.3

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1.46 billion at December 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state, local, and non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations in major taxing jurisdictions for years before 2001. We are currently under audit by the Internal Revenue Service (IRS) for tax years 2001-2004, and management believes it is reasonably possible that a substantial portion of this audit will conclude within the next 12 months; however, the ultimate resolution of all issues in the audit period is dependent upon a number of factors, including the potential for formal administrative and legal proceedings. Resolution of a substantial portion of the audit would bring certainty to specific tax positions addressed in the audit, allowing for a reduction in gross unrecognized tax benefits. If such resolution is reached within the next 12 months, we estimate a reduction in gross unrecognized tax benefits in the range of $600 million to $700 million. As a result, our consolidated results of operations could benefit up to $190 million through a reduction in income tax expense. The majority of this reduction in unrecognized tax benefits relates to intercompany pricing positions that were agreed with the IRS in a prior audit cycle for which a prepayment of tax was made in 2005. We anticipate that any tax due upon such resolution has been prepaid or tax carryovers will be utilized, which will result in no additional cash payments.

We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007, 2006, and 2005, we recognized $66.6 million, $51.2 million, and $44.2 million in interest and penalties, respectively. At December 31, 2007 and 2006, our accruals for the payment of interest and penalties totaled $238.4 million and $171.8 million, respectively. Substantially all of the expense and accruals relate to interest.

Note 12:	Retirement Benefits

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 required the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, the measurement of a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and the recognition of changes in that funded status through comprehensive income in the year in which the changes occur. We adopted the provisions of SFAS 158 on December 31, 2006.

We use a measurement date of December 31 to develop the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheets at December 31 for our defined benefit pension and retiree health benefit plans, which were as follows:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$6,480.3	$5,628.4	$1,740.7	$1,673.6
Service cost	287.1	280.0	70.4	72.2
Interest cost	362.4	343.5	101.4	97.9
Actuarial (gain) loss	(373.1)	64.9	16.4	(25.0)
Benefits paid	(311.0)	(291.2)	(81.6)	(82.5)
Plan amendments	32.7	—	(227.7)	—
Foreign currency exchange rate changes and other adjustments	82.6	454.7	3.2	4.5

Benefit obligation at end of year	6,561.0	6,480.3	1,622.8	1,740.7
Change in plan assets
Fair value of plan assets at beginning of year	6,519.0	5,482.4	1,157.3	965.7
Actual return on plan assets	833.8	913.1	147.4	103.0
Employer contribution	202.9	221.3	125.4	171.1
Benefits paid	(301.4)	(287.9)	(81.6)	(82.5)
Foreign currency exchange rate changes and other adjustments	49.9	190.1	—	—

Fair value of plan assets at end of year	7,304.2	6,519.0	1,348.5	1,157.3

Funded status	743.2	38.7	(274.3)	(583.4)
Unrecognized net actuarial loss	1,143.3	1,788.6	820.3	931.8
Unrecognized prior service cost (benefit)	88.4	63.4	(297.7)	(85.7)

Net amount recognized	$1,974.9	$1,890.7	$248.3	$262.7

Amounts recognized in the consolidated balance sheet consisted of
Prepaid pension	$1,670.5	$1,091.5	$—	$—
Other current liabilities	(47.9)	(43.4)	(8.6)	(5.9)
Accrued retirement benefit	(879.4)	(1,009.4)	(265.7)	(577.5)
Accumulated other comprehensive loss before income taxes	1,231.7	1,852.0	522.6	846.1

Net amount recognized	$1,974.9	$1,890.7	$248.3	$262.7

The unrecognized net actuarial loss and unrecognized prior service cost (benefit) have not yet been recognized in net periodic pension costs and are included in accumulated other comprehensive loss at December 31, 2007.

In 2008, we expect to recognize from accumulated other comprehensive loss as components of net periodic benefit cost $71.5 million of unrecognized net actuarial loss and $9.5 million of unrecognized prior service cost related to our defined benefit pension plans and $65.2 million of unrecognized net actuarial loss and $36.0 million of unrecognized prior service benefit related to our retiree health benefit plans. We do not expect any plan assets to be returned to us in 2008.

The following represents our weighted-average assumptions as of December 31:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
(Percents)	2007	2006	2007	2006

Weighted-average assumptions as of December 31
Discount rate for benefit obligation	6.4	5.7	6.7	6.0
Discount rate for net benefit costs	5.7	5.8	6.0	6.0
Rate of compensation increase for benefit obligation	4.6	4.6	—	—
Rate of compensation increase for net benefit costs	4.6	4.7	—	—
Expected return on plan assets for net benefit costs	9.0	9.0	9.0	9.0

In evaluating the expected return on plan assets, we have considered our historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of leading financial advisers and economists. Our plan assets in our U.S. defined benefit pension and retiree health plans comprise approximately 83 percent of our worldwide benefit plan assets. Including the investment losses due to overall market conditions in 2001 and 2002, our 10- and 20-year annualized rates of return on our U.S. defined benefit pension plans and retiree health benefit plan were approximately 8.9 percent and 11.3 percent, respectively, as of December 31, 2007. Health-care-cost trend rates were assumed to increase at an annual rate of 9.3 percent in 2008, decreasing by approximately 0.6 percent per year to an ultimate rate of 5.5 percent by 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	2008	2009	2010	2011	2012	2013-2017

Defined benefit pension plans	$324.2	$347.5	$362.5	$367.8	$374.1	$2,012.1

Retiree health benefit plans — gross	$86.0	$95.9	$99.1	$101.7	$102.4	$527.9
Medicare rebates	(5.8)	(7.9)	(8.5)	(8.9)	(9.8)	(56.2)

Retiree health benefit plans — net	$80.2	$88.0	$90.6	$92.8	$92.6	$471.7

The total accumulated benefit obligation for our defined benefit pension plans was $5.69 billion and $5.65 billion at December 31, 2007 and 2006, respectively. The projected benefit obligation and fair value of the plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $1.04 billion and $160.9 million, respectively, as of December 31, 2007, and $2.23 billion and $1.22 billion, respectively, as of December 31, 2006. The accumulated benefit obligation and fair value of the plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $825.8 million and $46.9 million, respectively, as of December 31, 2007, and $805.0 million and $37.7 million, respectively, as of December 31, 2006.

Net pension and retiree health benefit expense included the following components:

	Defined Benefit			Retiree Health
	Pension Plans			Benefit Plans
	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost
Service cost	$287.1	$280.0	$297.4	$70.4	$72.2	$61.5
Interest cost	362.4	343.5	296.2	101.4	97.9	80.7
Expected return on plan assets	(548.2)	(494.8)	(445.9)	(102.1)	(89.9)	(75.6)
Amortization of prior service cost (benefit)	7.7	8.3	7.6	(15.7)	(15.6)	(15.6)
Recognized actuarial loss	130.0	149.6	106.7	95.0	107.9	86.6

Net periodic benefit cost	$239.0	$286.6	$262.0	$149.0	$172.5	$137.6

If the health-care-cost trend rates were to be increased by one percentage point each future year, the December 31, 2007, accumulated postretirement benefit obligation would increase by $226.6 million (14.0 percent) and the aggregate of the service cost and interest cost components of the 2007 annual expense would increase by $27.8 million (16.2 percent). A one-percentage-point decrease in these rates would decrease the December 31, 2007, accumulated postretirement benefit obligation by $187.9 million (11.6 percent) and the aggregate of the 2007 service cost and interest cost by $22.7 million (13.2 percent).

The following represents the amounts recognized in other comprehensive income in 2007:

	Defined Benefit	Retiree Health
	Pension Plans	Benefit Plans	Total

Plan amendments during period	$32.7	$(227.7)	$(195.0)
Amortization of prior service cost (benefit) included in net income	(7.7)	15.7	8.0

Net change in unrecognized prior service cost (benefit) not recognized in net income during period	25.0	(212.0)	(187.0)

Actuarial gain arising during period	(515.3)	(16.5)	(531.8)
Amortization of net actuarial loss included in net income	(130.0)	(95.0)	(225.0)

Net change in unrecognized net actuarial loss not included in net income during period	(645.3)	(111.5)	(756.8)

Total other comprehensive income during period	$(620.3)	$(323.5)	$(943.8)

We have defined contribution savings plans that cover our eligible employees worldwide. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to save. Our contributions to the plan are based on employee contributions and the level of our match. Expenses under the plans totaled $112.3 million, $106.5 million, and $96.1 million for the years 2007, 2006, and 2005, respectively.

We provide certain other postemployment benefits primarily related to disability benefits and accrue for the related cost over the service lives of employees. Expenses associated with these benefit plans in 2007, 2006, and 2005 were not significant.

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

Our defined benefit pension plan and retiree health plan asset allocations as of December 31 are as follows:

	Percentage of		Percentage of
	Pension Plan Assets		Retiree Health Plan Assets
(Percents)	2007	2006	2007	2006

Asset Category
Equity securities and equity-like instruments	75	78	78	80
Debt securities	10	9	11	10
Real estate	1	1	—	—
Other	14	12	11	10

Total	100	100	100	100

In 2008, we expect to contribute approximately $70 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. In addition, we expect to contribute approximately $110 million of additional discretionary funding in 2008 to our defined benefit plans. We do not expect to make any contributions to our post-retirement health benefit plans during 2008.

Note 13:	Contingencies

We are a party to various legal actions, government investigations, and environmental proceedings. The most significant of these are described below. While it is not possible to determine the outcome of these matters, we believe that, except as specifically noted below, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.

Patent Litigation

We are engaged in the following patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):

•	Barr Laboratories, Inc. (Barr), submitted an Abbreviated New Drug Application (ANDA) in 2002 seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In November 2002, we filed a lawsuit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Barr. Teva has also submitted an ANDA seeking permission to market a generic version of Evista. In June 2006, we filed a similar lawsuit against Teva in the U.S. District Court for the Southern District of Indiana. The lawsuit against Teva is currently scheduled for trial beginning March 9, 2009, while no trial date has been set in the lawsuit against Barr. We believe that Barr’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Sicor Pharmaceuticals, Inc. (Sicor), Mayne Pharma (USA) Inc. (Mayne), and Sun Pharmaceutical Industries Inc. (Sun) each submitted ANDAs seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (compound patent expiring in 2010 and method-of-use patent expiring in 2013), and alleging that these patents are invalid. We filed lawsuits in the U.S. District Court for the Southern District of Indiana against Sicor (February 2006) and Mayne (October 2006), seeking rulings that these patents are valid and are being infringed. In November 2007, the lawsuit against Mayne was stayed and administratively closed by the court. Also in November 2007, Sun filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan, seeking a ruling that our method-of-use patent is invalid or unenforceable, or would not be infringed by the sale of Sun’s generic product. Sun informed us in December 2007 that it is also challenging our compound patent, and that patent has now been added to the declaratory judgment action. In January 2008, we filed a second lawsuit against Mayne in response to a second ANDA filed by Mayne for a new dosage strength. We expect to prevail in this litigation and believe that these claims are without merit. However, it is not possible to determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Actavis Elizabeth LLC (Actavis), Glenmark Pharmaceuticals Inc., USA (Glenmark), Sun Pharmaceutical Industries Limited (Sun), Sandoz Inc. (Sandoz), Mylan Pharmaceuticals Inc. (Mylan), Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex), Aurobindo Pharma Ltd. (Aurobindo), Synthon Laboratories, Inc. (Synthon), and Zydus Pharmaceuticals, USA, Inc. (Zydus) each submitted an ANDA seeking permission to market generic versions of Strattera prior to the expiration of our relevant U.S. patent (expiring in 2017), and alleging that this patent is invalid. We filed a lawsuit against Actavis in the United States District Court for the District of New Jersey in August 2007. Sandoz filed a declaratory judgment action in the same court, but its case has been dismissed. In September 2007, we amended the complaint in the New Jersey lawsuit to add Glenmark, Sun, Sandoz, Mylan, Teva, Apotex, Aurobindo, Synthon, and Zydus as defendants. We filed a second action against Synthon in the United States District Court for the Eastern District of Virginia. Synthon has filed a motion to dismiss our lawsuit in New Jersey. In December 2007, Zydus agreed to entry of a consent judgment in which Zydus conceded the validity and enforceability of the patent and agreed to a permanent injunction. We expect to prevail in this litigation and believe that these claims are without merit. However, it is not possible to determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

We have received challenges to Zyprexa patents in a number of countries outside the U.S.:

•	In Canada, several generic pharmaceutical manufacturers have challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In April 2007, the Canadian Federal Court ruled against the first challenger, Apotex Inc. (Apotex), and Apotex has appealed that ruling. In June 2007, the Canadian Federal Court held that the invalidity allegations of a second challenger, Novopharm Ltd. (Novopharm), were justified and denied our request that Novopharm be prohibited from receiving marketing approval for generic olanzapine in Canada. Novopharm began selling generic olanzapine in Canada in the third quarter of 2007. We have appealed that decision and sued Novopharm for patent infringement. The appeal was dismissed. In November 2007, Apotex filed an action seeking a declaration of the invalidity of our Zyprexa compound and method-of-use patents (expiring in 2011). The trial court ruled in our favor in February 2007. Apotex will likely appeal.

•	In Germany, generic pharmaceutical manufacturers Egis-Gyogyszergyar and Neolabs Ltd. challenged the validity of our Zyprexa compound and method-of-use patents (expiring in 2011). In June 2007, the German Federal Patent Court held that our patent is invalid. We are appealing the decision. Generic olanzapine was launched by competitors in Germany in the fourth quarter of 2007.

•	We have received challenges in a number of other countries, including Spain, the United Kingdom (U.K.), and several smaller European countries. In Spain, we have been successful at both the trial and appellate court levels in defeating the generic manufacturers’ challenge, but we anticipate further legal challenges from generic manufacturers. In the U.K., a trial date has tentatively been set for July 2008.

We are vigorously contesting the various legal challenges to our Zyprexa patents on a country-by-country basis. We cannot determine the outcome of this litigation. The availability of generic olanzapine in Canada and Germany will have a material adverse impact on our consolidated results of operations. The availability of generic olanzapine in additional markets could have a material adverse impact on our consolidated results of operations.

In June 2002, Ariad Pharmaceuticals, Inc., the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research, and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts sued us, alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body, and seeking royalties on past and future sales of these products. On May 4, 2006, a jury in Boston issued an initial decision in the case that Xigris and Evista sales infringe the patent. The jury awarded the plaintiffs approximately $65 million in damages, calculated by applying a 2.3 percent royalty to all U.S. sales of Xigris and Evista from the date of issuance of the patent through the date of trial. In addition, a separate bench trial with the U.S. District Court of Massachusetts was held in August 2006, on our contention that the patent is unenforceable and impermissibly covers natural processes. In June 2005, the United States Patent and Trademark Office (USPTO) commenced a reexamination of the patent, and in August 2007 took the position that the Ariad claims at issue are unpatentable, a position that Ariad continues to contest. In September 2007, the Court entered a final judgment indicating that Ariad’s claims are patentable, valid, and enforceable, and finding damages in the amount of $65 million plus a 2.3 percent royalty on net U.S. sales of Xigris and Evista since the time of the jury decision. However, the Court deferred the requirement to pay any damages until after all rights to appeal have been exhausted. We plan to appeal this judment. We believe that these allegations are without legal merit, that we will ultimately prevail on these issues, and therefore that the likelihood of any monetary damages is remote.

Government Investigations and Related Litigation

In March 2004, the Office of the U.S. Attorney for the Eastern District of Pennsylvania (EDPA) advised us that it had commenced an investigation related to our U.S. marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa, Prozac, and Prozac Weekly. In November 2007, we received a grand jury subpoena from the EDPA for a broad range of documents related to Zyprexa. A number of State Medicaid Fraud Control Units are coordinating with the EDPA in its investigation of any Medicaid-related claims relating to our marketing and promotion of Zyprexa. In October 2005, the EDPA advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid, Evista, Humalog, Humulin, Prozac, and Zyprexa. The inquiry includes a review of our Medicaid best price reporting related to the product sales covered by the rebate agreements.

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

Beginning in August 2006, we have received civil investigative demands or subpoenas from the attorneys general of a number of states under various state consumer protection laws. Most of these requests are now part of a multistate investigative effort being coordinated by an executive committee of attorneys general. We are aware that approximately 30 states are participating in this joint effort, and it is possible that additional states will join the investigation. These attorneys general are seeking a broad range of Zyprexa documents, including documents relating to sales, marketing and promotional practices, and remuneration of health care providers. In addition, we have been named as a defendant in a private suit in California State Court, which was removed to federal court, alleging violations of the California False Claims Act with respect to certain Zyprexa marketing and promotional practices. This suit was brought by an individual on behalf of the government, under the qui tam provision of the California False Claims Act.

We are cooperating in each of these investigations, including providing a broad range of documents and information relating to the investigations. It is possible that other Lilly products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or nonmonetary remedies. We cannot determine the outcome of these matters or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position. We have implemented and continue to review and enhance a broadly based compliance program that includes comprehensive compliance-related activities designed to ensure that our marketing and promotional practices, physician communications, remuneration of health care professionals, managed care arrangements, and Medicaid best price reporting comply with applicable laws and regulations.

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

Since June 2005, we have entered into agreements with various claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a substantial majority of the claims. The agreements cover a total of approximately 31,200 claimants, including a large number of previously filed lawsuits and other asserted claims. The two primary settlements were as follows:

•	In June 2005, we reached an agreement in principle (and in September 2005 a final agreement) to settle more than 8,000 claims for $690.0 million plus $10.0 million to cover administration of the settlement.

•	In January 2007, we reached agreements with a number of plaintiffs’ attorneys to settle more than 18,000 claims for approximately $500 million.

The 2005 settlement totaling $700.0 million was paid during 2005. The January 2007 settlements were paid during 2007.

We are prepared to continue our vigorous defense of Zyprexa in all remaining claims. The U.S. Zyprexa product liability claims not subject to these agreements include approximately 325 lawsuits in the U.S. covering approximately 1,235 plaintiffs. Trial dates have been set for June 23, 2008, in the Eastern District of New York, for several of the U.S. plaintiffs.

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

We have insurance coverage for a portion of our Zyprexa product liability claims exposure. The third-party insurance carriers have raised defenses to their liability under the policies and are seeking to rescind the policies. The dispute was the subject of litigation in the federal court in Indianapolis against certain of the carriers and in arbitration in Bermuda against other carriers. In the second half of 2007, we reached settlements resolving the vast majority of the disputed insurance claims, and a portion of the insurance proceeds were paid to us prior to the end of 2007.

Since the beginning of 2005, we have recorded aggregate net pretax charges of $1.61 billion for Zyprexa product liability matters. The net charges, which take into account our actual and expected insurance recoveries, covered the following:

•	The cost of the Zyprexa product liability settlements to date; and

•	Reserves for product liability exposures and defense costs regarding the known Zyprexa product liability claims and expected future claims to the extent we could formulate a reasonable estimate of the probable number and cost of the claims.

In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses. We have been served with similar lawsuits filed by the states of Alaska, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Utah, and West Virginia in the courts of the respective states. The Mississippi, Montana, New Mexico, and West Virginia cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. The Alaska case is scheduled for trial beginning March 3, 2008.

In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Two additional lawsuits were filed in the Eastern District of New York in 2006 on similar grounds. In 2007, The Pennsylvania Employees Trust Fund brought claims in state court in Pennsylvania as insurer of Pennsylvania state employees, who were prescribed Zyprexa on similar grounds as described in the New York cases. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.

We cannot determine with certainty the additional number of lawsuits and claims that may be asserted. The ultimate resolution of Zyprexa product liability and related litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

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

Environmental Matters

Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Super-fund, we have been designated as one of several potentially responsible parties with respect to fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup. We also continue remediation of certain of our own sites. We have accrued for estimated Superfund cleanup costs, remediation, and certain other environmental matters. This takes into account, as applicable, available information regarding site conditions, potential cleanup methods, estimated costs, and the extent to which other parties can be expected to contribute to payment of those costs. We have limited liability insurance coverage for certain environmental liabilities.

Note 14:	Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

			Defined Benefit	Effective	Accumulated
	Foreign Currency	Unrealized	Pension and	Portion of	Other
	Translation	Gains on	Retiree Health	Cash Flow	Comprehensive
	Gains	Securities	Benefit Plans	Hedges	Income (Loss)

Beginning balance at January 1, 2007	$560.4	$20.0	$(1,803.3)	$(165.8)	$(1,388.7)
Other comprehensive income (loss)	756.6	(5.4)	651.7	(1.0)	1,401.9

Balance at December 31, 2007	$1,317.0	$14.6	$(1,151.6)	$(166.8)	$13.2

The amounts above are net of income taxes. The income taxes associated with the unrecognized losses and prior service costs (Note 12) were an expense of $292.1 million for 2007. The income taxes related to the other components of comprehensive income were not significant, as income taxes were not provided for foreign currency translation.

The unrealized gains (losses) on securities is net of reclassification adjustments of $5.8 million, $16.9 million, and $9.1 million, net of tax, in 2007, 2006, and 2005, respectively, for net realized gains on sales of securities included in net income. The effective portion of cash flow hedges is net of reclassification adjustments of $8.8 million, $2.3 million, and $3.8 million, net of tax, in 2007, 2006, and 2005, respectively, for realized losses on foreign currency options and $11.6 million, $17.1 million, and $21.4 million, net of tax, in 2007, 2006, and 2005, respectively, for interest expense on interest rate swaps designated as cash flow hedges.

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

The financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm. Their responsibility is to examine our consolidated financial statements in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Ernst & Young’s opinion with respect to the fairness of the presentation of the statements (see opinion on page 58) is included in our annual report. Ernst & Young reports directly to the audit committee of the board of directors.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, we concluded that our internal control over financial reporting were effective as of December 31, 2007. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The internal control over financial reporting has been assessed by Ernst & Young LLP. Their responsibility is to evaluate whether internal control over financial reporting was designed and operating effectively.

Sidney Taurel	John C. Lechleiter, Ph.D.	Derica W. Rice
Chairman of the Board and Chief Executive Officer	President and Chief Operating Officer	Senior Vice President and Chief Financial Officer

February 8, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Eli Lilly and Company

We have audited the accompanying consolidated balance sheets of Eli Lilly and Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eli Lilly and Company and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eli Lilly and Company and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2008 expressed an unqualified opinion thereon.

As discussed in Note 2 to the financial statements, in 2005 Eli Lilly and Company and subsidiaries adopted a new accounting pronouncement for asset retirement obligations. As discussed in Note 12 to the financial statements, in 2006 Eli Lilly and Company and subsidiaries adopted a new accounting pronouncement for defined benefit pension and other postretirement plans. As discussed in Note 11 to the financial statements, in 2007 Eli Lilly and Company and subsidiaries adopted a new accounting pronouncement for income taxes.

Indianapolis, Indiana
February 8, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Eli Lilly and Company

We have audited Eli Lilly and Company and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eli Lilly and Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Eli Lilly and Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Eli Lilly and Company and subsidiaries and our report dated February 8, 2008, expressed an unqualified opinion thereon.

Indianapolis, Indiana
February 8, 2008

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

Our management, with the participation of Sidney Taurel, chairman and chief executive officer, and Derica W. Rice, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of December 31, 2007, and concluded that they are effective.

Internal Control over Financial Reporting

Messrs. Taurel and Rice and Dr. John C. Lechleiter, president and chief operating officer, provided a report on behalf of management on our internal control over financial reporting, in which management concluded that the company’s internal control over financial reporting is effective at December 31, 2007. In addition, Ernst & Young LLP, the company’s independent registered public accounting firm, provided an attestation report on the company’s internal control over financial reporting. You can find the full text of management’s report and Ernst & Young’s attestation report in Part II, Item 8, and both reports are incorporated by reference in this Item.

Changes in Internal Controls

During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information relating to our Board of Directors is found in our Proxy Statement to be dated on or about March 10, 2008 (the “Proxy Statement”) under “Board of Directors” at pages 65-68, and is incorporated in this report by reference.

Information relating to our executive officers is found at Part I, Item 1 of this Form 10-K under “Executive Officers of the Company.” In addition, information relating to certain filing obligations of directors and executive officers under the federal securities laws is found in the Proxy Statement under “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” at page 115. That information is incorporated in this report by reference.

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

Corporate Governance

In our proxy statements, we describe the procedures by which shareholders can recommend nominees to our board of directors. There have been no changes in those procedures since they were last published in our proxy statement of March 5, 2007.

The board has appointed an audit committee consisting entirely of independent directors in accordance with applicable SEC and New York Stock Exchange rules for audit committees. The members of the committee are Mr. J. Michael Cook (chairman), Michael L. Eskew, Dr. Martin S. Feldstein, Dr. Franklyn G. Prendergast, and Ms. Kathi P. Seifert. The board has determined that Mr. Cook is an audit committee financial expert as defined in the SEC rules.

Item 11.	Executive Compensation

Information on director compensation, executive compensation, and compensation committee matters can be found in the Proxy Statement under “Directors’ Compensation” at pages 75-77, “Executive Compensation” at pages 81-101, and “Compensation Committee Interlocks and Insider Participation” at page 80. That information is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Information relating to ownership of the Company’s common stock by management and by persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock is found in the Proxy Statement under “Ownership of Company Stock,” at pages 101-102. That information is incorporated in this report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Information on securities authorized for issuance under our equity compensation plans can be found in the Proxy Statement under “Item 5 – Amendment of the 2002 Lilly Stock Plan” at page 108.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Information relating to a time-share arrangement between the company and Mr. Sidney Taurel, chairman and chief executive officer, relating to his personal use of the corporate aircraft can be found in the Proxy Statement under “Related Person Transaction” at pages 100-101, and information relating to the board’s policies and procedures for approval of related person transactions can be found in the Proxy Statement under “Highlights of the Company’s Corporate Governance Guidelines – Review and Approval of Transactions with Related Persons” at pages 72-73. That information is incorporated in this report by reference.

Director Independence

Information relating to director independence can be found in the Proxy Statement under “Composition of the Board – Independence Determinations” at pages 69-70 and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

Information related to the fees and services of our independent auditor, Ernst & Young LLP, can be found in the Proxy Statement under “Services Performed by the Independent Auditor” and “Independent Auditor Fees” at page 79. That information is incorporated in this report by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)1.     Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are found at Part II, Item 8:

•	Consolidated Statements of Income – Years Ended December 31, 2007, 2006, and 2005

•	Consolidated Balance Sheets – December 31, 2007 and 2006

•	Consolidated Statements of Cash Flows – Years Ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2007, 2006, and 2005

•	Segment Information

•	Notes to Consolidated Financial Statements

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

(a)3.     Exhibits

3.1	Amended Articles of Incorporation
3.2	By-laws, as amended
4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Norwest Bank Minnesota, N.A., as successor Rights Agent
4.2	Amendment No. 1 to Rights Agreement dated as of May 27, 2003, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent

4.3	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee
4.4	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991
4.5	Form of Indenture dated March 10, 1998, among The Lilly Savings Plan Master Trust Fund C, as issuer; Eli Lilly and Company, as guarantor; and The Chase Manhattan Bank, as Trustee, relating to ESOP Amortizing Debentures due 2017[1]
4.6	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resetable Floating Rate Debt Security due May 15, 2037[1]
4.7	Form of Resetable Floating Rate Debt Security due May 15, 2037[1]
10.1	1994 Lilly Stock Plan, as amended[2]
10.2	1998 Lilly Stock Plan, as amended[2]
10.3	2002 Lilly Stock Plan, as amended[2]
10.4	Lilly GlobalShares Stock Plan, as amended[2]
10.5	The Lilly Deferred Compensation Plan, as amended[2]
10.6	The Lilly Directors’ Deferral Plan, as amended[2]
10.7	The Eli Lilly and Company Bonus Plan, as amended[2]
10.8	2007 Change in Control Severance Pay Plan for Select Employees, as amended[2]
10.9	Letter agreement between the company and Charles E. Golden concerning retirement benefits[2]
10.10	Letter agreement between the company and Steven M. Paul, M.D. concerning retirement benefits[2]
10.11	Arrangement regarding retirement benefits for Robert A. Armitage[2]
10.12	Time Sharing Agreement between the company and Sidney Taurel for use of corporate aircraft
10.13	Agreement and Plan of Merger by and among the Company, Tour Merger Sub, Inc. and ICOS Corporation
10.14	Amendment No. 1 to the above-listed Agreement and Plan of Merger
12 .	Statement re: Computation of Ratio of Earnings to Fixed Charges
21 .	List of Subsidiaries
23 .	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer
32 .	Section 1350 Certification

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
Sidney Taurel, Chairman of the Board and Chief Executive Officer

February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Sidney Taurel SIDNEY TAUREL	Chairman of the Board, Chief Executive Officer, and a Director (principal executive officer)

/s/ Derica W. Rice DERICA W. RICE	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ Arnold C. Hanish ARNOLD C. HANISH	Chief Accounting Officer (principal accounting officer)

/s/ Sir Winfried Bischoff SIR WINFRIED BISCHOFF	Director

/s/ J. Michael Cook J. MICHAEL COOK	Director

/s/ Michael L. Eskew MICHAEL L. ESKEW	Director

/s/ Martin S. Feldstein MARTIN S. FELDSTEIN, Ph.D.	Director

/s/ George M. C. Fisher GEORGE M. C. FISHER	Director

/s/ J. Erik Fyrwald J. ERIK FYRWALD	Director

/s/ Karen N. Horn KAREN N. HORN, Ph.D.	Director

/s/ Alfred G. Gilman ALFRED G. GILMAN, M.D., Ph.D.	Director

Signature	Title

/s/ John C. Lechleiter JOHN C. LECHLEITER, Ph.D.	Director

/s/ Ellen R. Marram ELLEN R. MARRAM	Director

/s/ Franklyn G. Prendergast FRANKLYN G. PRENDERGAST, M.D., Ph.D.	Director

/s/ Kathi P. Seifert KATHI P. SEIFERT	Director

Trademarks Used In This Report

Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this report, appear with an initial capital and are followed by the symbol® ortm, as applicable. In subsequent uses of the marks in the report, the symbols are omitted.

Actos® is a trademark of Takeda Chemical Industries, Ltd.
Axid® is a trademark of Reliant Pharmaceuticals, LLC
Byetta® is a trademark of Amylin Pharmaceuticals, Inc.
Vancocin® is a trademark of ViroPharma Incorporated

Index to Exhibits

The following documents are filed as part of this report:

Exhibit		Location

3.1	Amended Articles of Incorporation	Incorporated by reference from Exhibit 3.1 to the Company’s Report on Form 10-K for the year ended December 31, 2003
3.2	By-laws, as amended	Incorporated by reference from Exhibit 3.2 to the Company’s Report on Form 10-K for the year ended December 31, 2005
4.1	Rights Agreement dated as of July 20, 1998, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent	Incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 10-K for the year ended December 31, 2003
4.2	Amendment No. 1 to Rights Agreement dated as of May 27, 2003, between Eli Lilly and Company and Wells Fargo Bank Minnesota, N.A., as successor Rights Agent	Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-A/A, Amendment No. 1, dated May 29, 2003
4.3	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478
4.4	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on February 1, 1991	Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478
4.5	Form of Indenture dated March 10, 1998, among The Lilly Savings Plan Master Trust Fund C, as issuer; Eli Lilly and Company, as guarantor; and The Chase Manhattan Bank, as Trustee, relating to ESOP Amortizing Debentures due 2017	*
4.6	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resettable Floating Rate Debt Security due May 15, 2037	*
4.7	Form of Resettable Floating Rate Debt Security due May 15, 2037	*
10.1	1994 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report of Form 10-K for the year ended December 31, 2006
10.2	1998 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report of Form 10-K for the year ended December 31, 2006
10.3	2002 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004
10.4	The Lilly GlobalShares Stock Plan, as amended	Incorporated by reference from Exhibit 10.5 to the Company’s Report of Form 10-K for the year ended December 31, 2003
10.5	The Lilly Deferred Compensation Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2004

* Not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.

Exhibit		Location

10.6	The Lilly Directors’ Deferral Plan, as amended	Incorporated by reference from Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2003
10.7	The Eli Lilly and Company Bonus Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2006
10.8	2007 Change in Control Severance Pay Plan for Select Employees, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2006
10.9	Letter agreement between the Company and Charles E. Golden concerning retirement benefits	Incorporated by reference from Exhibit 10.13 to the Company’s Report on Form 10-K for the year ended December 31, 2004
10.10	Letter agreement between the Company and Steven M. Paul, M.D. concerning retirement benefits	Incorporated by reference from Exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 2004
10.11	Arrangement regarding retirement benefits for Robert A. Armitage	Incorporated by reference from Exhibit 10.15 to the Company’s Report on Form 10-K for the year ended December 31, 2004
10.12	Time Sharing Agreement between the Company and Sidney Taurel for use of corporate aircraft	Incorporated by reference from Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 2004
10.13	Agreement and Plan of Merger by and among the Company, Tour Merger Sub, Inc. and ICOS Corporation	Incorporated by reference from Exhibit 2.1 to the Form 8-K filed by ICOS Corporation on October 17, 2006
10.14	Amendment No, 1 to the above-referenced Agreement and Plan of Merger	Incorporated by reference from Exhibit 2.1 to the Form 8-K filed by ICOS Corporation on December 18, 2006
12	Statement re: Computation of Ratio of Earnings to Fixed Charges	Attached
21	List of Subsidiaries	Attached
23	Consent of Registered Independent Public Accounting Firm	Attached
31.1	Rule 13a-14(a) Certification of Sidney Taurel, Chairman of the Board and Chief Executive Officer	Attached
31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer	Attached
32	Section 1350 Certification	Attached