Form 10-Q
period 2008-06-30
LILLY ELI & CO
filed 2008-08-06
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED June 30, 2008
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
     Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
The number of shares of common stock outstanding as of July 20, 2008:

Class	Number of Shares Outstanding

Common	1,136,950,160

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

	(Dollars in millions, except per-share data)
Net sales	$5,150.4	$4,631.0	$9,958.0	$8,857.1

Cost of sales	1,200.9	998.9	2,312.2	1,921.4
Research and development	951.5	854.4	1,828.6	1,688.6
Marketing, selling, and administrative	1,700.1	1,524.7	3,250.6	2,861.5
Acquired in-process research and development (Note 4)	35.0	328.1	122.0	656.6
Asset impairments, restructuring, and other special charges (Note 5)	88.9	—	234.6	123.0
Other income — net (Note 13)	(32.3)	(1.8)	(52.6)	(40.1)

	3,944.1	3,704.3	7,695.4	7,211.0

Income before income taxes	1,206.3	926.7	2,262.6	1,646.1
Income taxes (Note 10)	247.5	263.1	239.5	473.8

Net income	$958.8	$663.6	$2,023.1	$1,172.3

Earnings per share — basic (Note 9)	$.88	$.61	$1.85	$1.08

Earnings per share — diluted (Note 9)	$.88	$.61	$1.85	$1.08

Dividends paid per share	$.47	$.425	$.94	$.85

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Eli Lilly and Company and Subsidiaries

	June 30, 2008	December 31, 2007

	(Dollars in millions)
	(Unaudited)	(Restated, Note 2)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,868.3	$3,220.5
Short-term investments (Note 6)	2,301.7	1,610.7
Accounts receivable, net of allowances of $106.8 (2008) and $103.1 (2007)	2,739.0	2,673.9
Other receivables	738.2	1,030.9
Inventories	2,546.4	2,523.7
Deferred income taxes (Note 2)	622.5	642.8
Prepaid expenses	861.0	613.6

TOTAL CURRENT ASSETS	12,677.1	12,316.1

OTHER ASSETS
Prepaid pension (Note 11)	1,851.5	1,670.5
Investments (Note 6)	1,070.8	577.1
Goodwill and other intangibles — net (Note 4)	2,337.4	2,455.4
Sundry (Note 2)	1,144.7	1,280.6

	6,404.4	5,983.6
PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	15,310.7	14,841.3
Less allowances for depreciation	(6,640.2)	(6,266.2)

	8,670.5	8,575.1

	$27,752.0	$26,874.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$68.0	$413.7
Accounts payable	810.7	924.4
Employee compensation	551.5	823.8
Sales rebates and discounts	787.6	706.8
Dividends payable	521.8	513.6
Income taxes payable (Note 10)	504.5	238.4
Other current liabilities (Note 2)	2,014.7	1,816.1

TOTAL CURRENT LIABILITIES	5,258.8	5,436.8

Long-term debt	4,545.8	4,593.5
Accrued retirement benefit (Note 11)	1,164.7	1,145.1
Long-term income taxes payable (Note 10)	970.3	1,196.7
Deferred income taxes	63.1	287.5
Other noncurrent liabilities (Note 2)	1,011.3	711.3

	7,755.2	7,934.1

SHAREHOLDERS’ EQUITY (Notes 7 and 8)
Common stock	711.2	709.5
Additional paid-in capital	3,837.5	3,805.2
Retained earnings (Note 2)	12,800.4	11,806.7
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(91.0)	(95.2)
Accumulated other comprehensive income	214.1	13.2

	14,837.2	13,604.4
Less cost of common stock in treasury	99.2	100.5

	14,738.0	13,503.9

	$27,752.0	$26,874.8

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Six Months Ended
	June 30,
	2008	2007

	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,023.1	$1,172.3
Adjustments to reconcile net income to cash flows from operating activities:
Changes in operating assets and liabilities, net of acquisitions	(51.3)	(544.5)
Depreciation and amortization	559.0	507.6
Stock-based compensation expense	114.8	135.2
Change in deferred taxes	(41.5)	(464.8)
Acquired in-process research and development, net of tax	79.3	634.7
Other, net	100.1	39.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,783.5	1,480.3

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(450.6)	(485.6)
Net change in short-term investments	(730.7)	63.7
Purchases of noncurrent investments	(979.3)	(358.2)
Proceeds from sales and maturities of noncurrent investments	474.8	811.4
Cash paid for acquisitions, net of cash acquired	—	(2,579.9)
Purchase of in-process research and development	(122.0)	(25.0)
Other, net	(66.3)	(34.7)

NET CASH USED IN INVESTING ACTIVITIES	(1,874.1)	(2,608.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,021.2)	(926.5)
Proceeds from issuance of long-term debt	0.1	2,500.0
Repayment of long-term debt	(7.4)	(1,002.2)
Net change in short-term borrowings	(349.3)	(372.9)
Other, net	(7.6)	20.6

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,385.4)	219.0

Effect of exchange rate changes on cash and cash equivalents	123.8	20.2

NET DECREASE IN CASH AND CASH EQUIVALENTS	(352.2)	(888.8)

Cash and cash equivalents at January 1	3,220.5	3,109.3

CASH AND CASH EQUIVALENTS AT JUNE 30	$2,868.3	$2,220.5

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

	(Dollars in millions)
Net income	$958.8	$663.6	$2,023.1	$1,172.3

Other comprehensive income[1]	7.1	215.1	200.9	246.8

Comprehensive income	$965.9	$878.7	$2,224.0	$1,419.1

[1]	The significant component of other comprehensive income was a gain of $263.7 million from foreign currency translation adjustments for the six months ended June 30, 2008, respectively, compared with gains from foreign currency translation adjustments of $118.1 million and $191.6 million for the three months and six months ended June 30, 2007, respectively.
See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION
We operate in one significant business segment — pharmaceutical products. Operations of our animal health business segment are not material and share many of the same economic and operating characteristics as our pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the second quarter of 2008 and 2007 was $28.4 million and $29.3 million, respectively, and $55.3 million and $67.5 million for the six months ended June 30, 2008 and 2007, respectively.
SALES BY PRODUCT CATEGORY
Worldwide sales by product category were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

	(Dollars in millions)
Net sales — to unaffiliated customers

Neurosciences	$2,126.7	$1,981.1	$4,098.1	$3,778.6

Endocrinology	1,518.4	1,360.6	2,929.2	2,626.4

Oncology	715.1	602.7	1,388.5	1,167.4

Cardiovascular	476.6	414.7	938.6	735.9

Animal health	254.5	214.7	489.9	429.8

Other pharmaceuticals	59.1	57.2	113.7	119.0

Net sales	$5,150.4	$4,631.0	$9,958.0	$8,857.1

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
Note 2: Restatement of Prior Period Financial Statements
During the second quarter of 2008, we determined that our methodology for calculating our return reserve for future product returns in accordance with Statement of Financial Accounting Standard No. 48 (SFAS 48), Revenue Recognition When Right of Return Exists, needed to be corrected. Using the revised methodology, our return reserve was understated by $247.5 million as of December 31, 2007, 2006 and 2005.
We performed an evaluation to determine if the errors resulting in the return reserve liability calculated using the revised methodology were material to any individual prior period, taking into account the requirements of the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Based on this analysis, we concluded that while the cumulative error was material to the current and prior-year financial statements, the correction of the error would not be material to any individual period and, therefore, as provided for by SAB 108, the correction of the error does not require previously filed reports to be amended and the correction may be made the next time we file our prior period financial statements. We restated the 2007 balance sheet included in this filing. Financial statements for the years ended December 31, 2006 and 2007 will be restated no later than the filing of the December 31, 2008 Annual Report on Form 10-K.
The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements for the years ended December 31, 2007, 2006 and 2005. The statements of income were not adjusted for any of the years or quarters because we concluded that the amount of the adjustment calculated using the revised methodology was not material in any period. The amount of the annual adjustment for 2005, 2006, or 2007 would have been $.01 per share or less. The aggregate statement of income impact from December 31, 2004 to December 31, 2007 would have been an additional expense of approximately $35 million on a pretax basis (approximately $23 million net of tax). Approximately $8 million of benefit on a pretax basis (approximately $5 million net of tax), recognized in the second quarter as a result of a reduction in the return reserve, was related to the first quarter of 2008.

The effect of the restatement on the consolidated balance sheets as of December 31, 2007, 2006 and 2005 is as follows:

2007	As Reported	Adjustments	As Restated

Current deferred tax asset	$583.6	$59.2	$642.8
Total current assets	12,256.9	59.2	12,316.1
Sundry (long-term deferred tax asset)	1,252.8	27.8	1,280.6
Total other assets	5,955.8	27.8	5,983.6
Total assets	26,787.8	87.0	26,874.8
Other current liabilities[1]	1,647.6	168.5	1,816.1
Total current liabilities	5,268.3	168.5	5,436.8
Other noncurrent liabilities	632.3	79.0	711.3
Total other noncurrent liabilities	7,855.1	79.0	7,934.1
Retained earnings	11,967.2	(160.5)	11,806.7
Total shareholders’ equity	13,664.4	(160.5)	13,503.9
Total liabilities and shareholders’ equity	26,787.8	87.0	26,874.8

2006	As Reported	Adjustments	As Restated

Current deferred tax asset	$519.2	$59.2	$578.4
Total current assets	9,694.4	59.2	9,753.6
Sundry (long-term deferred tax asset)	1,885.3	27.8	1,913.1
Total other assets	4,108.7	27.8	4,136.5
Total assets	21,955.4	87.0	22,042.4
Other current liabilities	1,822.9	168.5	1,991.4
Total current liabilities	5,085.5	168.5	5,254.0
Other noncurrent liabilities	745.7	79.0	824.7
Total other noncurrent liabilities	5,889.2	79.0	5,968.2
Retained earnings	10,926.7	(160.5)	10,766.2
Total shareholders’ equity	10,980.7	(160.5)	10,820.2
Total liabilities and shareholders’ equity	21,955.4	87.0	22,042.4

2005	As Reported	Adjustments	As Restated

Current deferred tax asset	$756.4	$59.2	$815.6
Total current assets	10,795.8	59.2	10,855.0
Sundry (long-term deferred tax asset)	2,156.3	27.8	2,184.1
Total other assets	5,872.5	27.8	5,900.3
Total assets	24,580.8	87.0	24,667.8
Other current liabilities	1,838.9	168.5	2,007.4
Total current liabilities	5,716.3	168.5	5,884.8
Other noncurrent liabilities	826.1	79.0	905.1
Total other noncurrent liabilities	8,072.6	79.0	8,151.6
Retained earnings	10,027.2	(160.5)	9,866.7
Total shareholders’ equity	10,791.9	(160.5)	10,631.4
Total liabilities and shareholders’ equity	24,580.8	87.0	24,667.8

[1]	The 2007 As Reported balance reflects the $94.1 million reclassification made in the first quarter of 2008 from accounts payable to other current liabilities.
Note 3: Implementation of New Financial Accounting Pronouncements
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
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This Statement is effective for us January 1, 2009.
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

Note 4: Acquisitions and Collaborations
SGX Pharmaceuticals, Inc. Acquisition
On July 8, 2008, we entered into a definitive merger agreement to acquire all of the outstanding common stock of SGX Pharmaceuticals, Inc. (SGX), a collaboration partner since 2003. The acquisition allows us to integrate SGX’s structure-guided drug discovery platform into our drug discovery efforts. It also gives us access to FASTTM, SGX’s fragment-based, protein structure guided drug discovery technology, and to a portfolio of preclinical oncology compounds focused on a number of kinase targets.
Under the terms of the agreement, the outstanding shares of SGX common stock would be redeemed for an aggregate purchase price of approximately $64 million in cash. Consummation of the acquisition is expected in the second half of 2008 and is subject to approval of SGX shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and certain other closing conditions. If the transaction closes in 2008, we expect to incur a one-time charge to earnings for acquired in-process research and development (IPR&D), but it is premature to estimate what that charge will be.
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

The acquired IPR&D represented compounds under development that had not yet achieved regulatory approval for marketing. New indications for and formulations of the Cialis compound in clinical testing at the time of the acquisition represented approximately 48 percent of the estimated fair value of the IPR&D. The remaining value of IPR&D represents several other products in development, with no one asset comprising a significant portion of this value. In accordance with FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, these IPR&D intangible assets totaling $303.5 million have been written off by a charge to income immediately subsequent to the acquisition because the compounds do not have any alternative future use. This charge is not deductible for tax purposes. The ongoing activity with respect to each of these compounds under development is not material to our research and development expenses.
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
Other Acquisitions
During the second quarter of 2007, we acquired all of the outstanding stock of both Hypnion, Inc. (Hypnion), a privately held neuroscience drug discovery company focused on sleep disorders, and Ivy Animal Health, Inc. (Ivy), a privately held applied research and pharmaceutical product development company focused on the animal health industry, for $445.0 million in cash. The ongoing activities with respect to these companies’ products in development are not material to our research and development expenses. The results of operations are included in our consolidated condensed financial statements from the respective dates of acquisition.
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

Product Acquisitions
In June 2008, we entered into a licensing and development agreement with TransPharma Medical Ltd. (TransPharma) to acquire rights to its product and related drug delivery system for the treatment of osteoporosis. The product, which is administered transdermally using TransPharma’s proprietary technology, is currently in Phase II clinical testing, and has no alternative future use. Under the arrangement, we also gain non-exclusive access to TransPharma’s ViaDerm drug delivery system for the product. As with many development-phase products, launch of the product, if approved, is not expected in the near term. The charge of $35.0 million for acquired IPR&D related to this arrangement was included as expense in the second quarter of 2008 and is deductible for tax purposes.
In December 2007, we entered into an agreement with BioMS Medical Corp. to acquire the rights to its compound for the treatment of multiple sclerosis. This agreement became effective upon clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act in January 2008. At the inception of this agreement, this compound was in the development stage (Phase III clinical trials) and had no alternative future use. As with many development-phase compounds, launch of the product, if approved, was not expected in the near term. The charge of $87.0 million for acquired IPR&D related to this arrangement was included as expense in the first quarter of 2008 and is deductible for tax purposes.
In January 2007, we entered into an agreement with OSI Pharmaceuticals, Inc. to acquire the rights to its compound for the treatment of type 2 diabetes. At the inception of this agreement, this compound was in the development stage (Phase I clinical trials) and had no alternative future use. As with many development-phase compounds, launch of the product, if approved, was not expected in the near term. The charge of $25.0 million for acquired IPR&D related to this arrangement was included as expense in the first quarter of 2007 and is deductible for tax purposes.
In connection with these arrangements, our partners are generally entitled to future milestones and royalties based on sales should these products be approved for commercialization.
Collaborations
We have entered into an agreement with an affiliate of TPG-Axon Capital (TPG) for the Phase III development of our gamma-secretase inhibitor and our A-beta antibody, our two lead molecules for the treatment of mild to moderate Alzheimer’s disease. Pursuant to the terms of the agreement, both we and TPG will provide funding for the Alzheimer’s clinical trials. Funding from TPG will not exceed $325 million and could extend into 2014. In exchange for their funding, TPG may receive success-based milestones totaling $330 million and mid- to high- single digit royalties that are contingent upon the successful development of the Alzheimer’s treatments. The royalties will be paid for approximately eight years after launch of a product. Our reported research and development costs related to the Alzheimer’s treatments are reflected net of the at-risk funding we receive from TPG for their share of the development costs. The funding from TPG is not expected to be material in any period.
Note 5: Asset Impairments, Restructuring, and Other Special Charges
In the second quarter of 2008, we recognized restructuring and other special charges of $88.9 million. In addition, we recognized non-cash charges of $57.1 million for the write-down of impaired manufacturing assets that had no future use, which are included in cost of sales. In April 2008, we announced a voluntary exit program that was offered to employees primarily in manufacturing. Components of the second-quarter restructuring charge include total severance costs of $53.5 million related to these programs and $35.4 million related to exit costs incurred during the second quarter in connection with previously announced strategic decisions made in prior periods. Substantially all of these costs were paid by the end of July 2008.
In March 2008, we terminated development of our AIR® Insulin program, which was being conducted in collaboration with Alkermes, Inc. The program had been in Phase III clinical development as a potential treatment for type 1 and type 2 diabetes. This decision was not a result of any observations during AIR Insulin trials relating to the safety of the product, but rather was a result of increasing uncertainties in the regulatory environment, and a thorough evaluation of the evolving commercial and clinical potential of the product compared to existing medical therapies. As a result of this decision, we halted our ongoing clinical studies and are transitioning the AIR Insulin patients in these studies to other appropriate therapies. We have implemented a patient program in the U.S., and other regions of the world where allowed, to provide clinical trial participants with appropriate financial support to fund their medications and diagnostic supplies through the end of 2008.
We recognized asset impairment, restructuring, and other special charges of $145.7 million in the first quarter of 2008. These charges are primarily related to the decision to terminate development of AIR Insulin. Components of these charges include non-cash charges of $40.9 million for the write-down of impaired manufacturing assets that had no use beyond the AIR Insulin program, as well as charges of $91.7 million for estimated contractual obligations and wind-down costs associated with the termination of clinical trials and certain development activities, and costs associated with the patient program to transition participants from AIR Insulin. This amount includes an estimate of Alkermes’ wind-down costs for which we are contractually obligated. The wind-down activities and patient programs should be substantially complete by the end of 2008. The remaining component of these charges, $13.1 million, is related to exit costs incurred in the first quarter of 2008 in connection with previously announced strategic decisions made in prior periods.
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

Note 6: Fair Value Measurements
The following table summarizes certain fair value information at June 30, 2008 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount of certain other investments:

			Fair Value Measurements Using
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
Description	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Short-term investments
Debt securities	$2,301.7	$2,301.7	$965.2	$1,336.5	$—

Noncurrent investments
Marketable equity	$53.0	$53.0	$53.0	$—	$—
Debt securities	911.6	911.6	321.0	590.6	—
Equity method and other investments	106.2	N/A

	$1,070.8

Risk-management instruments — assets	$9.8	$9.8	$—	$9.8	$—
The fair value of equity method investments and other investments is not readily available.
The fair value of the portion of our available-for-sale securities in an unrealized gain position was $1.33 billion at June 30, 2008, with an unrealized gain of $9.8 million. The fair value of our available-for-sale securities in an unrealized loss position was $1.94 billion, with an unrealized loss of $78.9 million. Substantially all of the securities in a loss position are investment-grade debt securities and have no indications of deterioration in credit quality. The majority of these securities first moved into an unrealized loss position during the first quarter of 2008. We have the intent and ability to hold these securities until the market values recover or the underlying cash flows have been received and we have concluded that no other-than-temporary loss exists at June 30, 2008. We did not hold auction rate securities, collateralized debt obligations, or securities issued by structured investment vehicles at June 30, 2008.
Note 7: Stock-Based Compensation
In 2008 and 2007, our stock-based compensation expense consisted primarily of performance awards (PAs), shareholder value awards (SVAs), and stock options. We recognized pretax stock-based compensation cost in the amount of $56.3 million and $62.5 million in the second quarter of 2008 and 2007, respectively. In the first half of 2008 and 2007, we recognized stock-based compensation expense of $114.8 million and $135.2 million, respectively.
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain earnings-per share targets over a one-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the fiscal year of the grant. As of June 30, 2008, the total remaining unrecognized compensation cost related to nonvested PAs amounted to $80.8 million, which will be amortized over the weighted-average remaining requisite service period of six months.
SVAs are granted to officers and management and are payable in shares of common stock at the end of a three-year period. The number of shares actually issued varies depending on our stock price at the end of the three-year vesting period compared to pre-established target prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. As of June 30, 2008, the total remaining unrecognized compensation cost related to nonvested SVAs amounted to $68.9 million, which will be amortized over the weighted-average remaining requisite service period of 27 months.
We discontinued issuing stock options beginning in 2007. As of June 30, 2008, the total remaining unrecognized compensation cost related to nonvested stock options amounted to $11.5 million, which will be amortized over the weighted-average remaining requisite service period of seven months.
Note 8: Shareholders’ Equity
As of June 30, 2008, we have purchased $2.58 billion of our previously announced $3.0 billion share repurchase program. During the first half of 2008, we did not acquire any shares pursuant to this program, nor do we expect any share repurchases under this program for the remainder of 2008.
Note 9: Earnings Per Share
Unless otherwise noted in the footnotes, all per-share amounts are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares plus the effect of all potentially dilutive common shares (primarily unexercised stock options).
Note 10: Income Taxes
We file income tax returns in the United States (U.S.) federal jurisdiction and various state, local, and non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations in major taxing jurisdictions for years before 2002. During the first quarter of 2008, we completed and effectively settled our Internal Revenue Service (IRS) audit of tax years 2001-2004 except for one matter for which we will seek resolution through the IRS administrative appeals process. As a result of the IRS audit conclusion, gross unrecognized tax benefits were reduced by approximately $618 million, and the consolidated results of operations were benefited by $210.3 million through a reduction in income tax expense. The majority of the reduction in gross unrecognized tax benefits related to intercompany pricing positions that were agreed with the IRS in a prior audit cycle for which a prepayment of tax was made in 2005. Application of the prepayment and utilization of tax carryovers resulted in a refund of approximately $50 million. We expect the IRS to begin examination of tax years 2005-2007 during the third quarter of 2008.

Note 11: Retirement Benefits
Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$61.0	$66.4	$125.3	$132.0
Interest cost	102.9	86.4	205.8	172.3
Expected return on plan assets	(152.2)	(134.2)	(303.7)	(268.4)
Amortization of prior service cost	1.8	1.3	3.6	2.6
Recognized actuarial loss	19.4	30.9	38.6	62.2

Net periodic benefit cost	$32.9	$50.8	$69.6	$100.7

	Retiree Health Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$16.6	$17.6	$31.0	$36.7
Interest cost	26.5	25.4	53.0	50.7
Expected return on plan assets	(29.7)	(25.3)	(59.2)	(51.6)
Amortization of prior service cost	(9.0)	(3.9)	(18.0)	(7.8)
Recognized actuarial loss	14.9	23.7	31.4	47.0

Net periodic benefit cost	$19.3	$37.5	$38.2	$75.0

In 2008, we expect to contribute approximately $80 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. In addition, we expect to contribute approximately $100 million of additional discretionary funding in 2008 to our defined benefit plans. As of June 30, 2008, approximately $175 million of the total $180 million expected 2008 contributions has been contributed.
Note 12: Contingencies
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

•	Gemzar®: Sicor Pharmaceuticals, Inc. (Sicor), Mayne Pharma (USA) Inc. (Mayne), and Sun Pharmaceutical Industries Inc. (Sun) each submitted ANDAs seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (compound patent expiring in 2010 and method of use patent expiring in 2013), and alleging that these patents are invalid. We filed lawsuits in the U.S. District Court for the Southern District of Indiana against Sicor (February 2006) and Mayne (October 2006 and January 2008), seeking rulings that these patents are valid and are being infringed. The suit against Sicor has been scheduled for trial in July 2009. The statutory stay barring final approval of Sicor’s ANDAs has expired; however, Sicor must provide 90 days notice prior to marketing generic Gemzar upon receipt of final approval by the FDA to allow time for us to seek a preliminary injunction. Both suits against Mayne have been administratively closed, and the parties have agreed to be bound by the results of the Sicor suit. In November 2007, Sun filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan, seeking rulings that our method-of-use and compound patents are invalid or unenforceable, or would not be infringed by the sale of Sun’s generic product. This trial is scheduled for December 2009. We expect to prevail in this litigation and believe that these claims are without merit. However, it is not possible to determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Strattera®: Actavis Elizabeth LLC (Actavis), Glenmark Pharmaceuticals Inc., USA (Glenmark), Sun Pharmaceutical Industries Limited (Sun), Sandoz Inc. (Sandoz), Mylan Pharmaceuticals Inc. (Mylan), Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex), Aurobindo Pharma Ltd. (Aurobindo), Synthon Laboratories, Inc. (Synthon), and Zydus Pharmaceuticals, USA, Inc. (Zydus) each submitted an ANDA seeking permission to market generic versions of Strattera prior to the expiration of our relevant U.S. patent (expiring in 2017), and alleging that this patent is invalid. We filed a lawsuit against Actavis in the United States District Court for the District of New Jersey in August 2007, and added Glenmark, Sun, Sandoz, Mylan, Teva, Apotex, Aurobindo, Synthon, and Zydus as defendants in September 2007. In December 2007, Zydus agreed to entry of a consent judgment in which Zydus conceded the validity and enforceability of the patent and agreed to a permanent injunction. In June 2008, Glenmark agreed to entry of a permanent injunction, enjoining it from selling a generic product prior to the expiration of the U.S. patent. Also in June 2008, Synthon notified us that it has withdrawn its ANDA and agreed to a stipulated dismissal of all outstanding claims. For the remaining defendants, trial is scheduled for December 2009. We expect to prevail in this litigation and believe that these claims are without merit. However, it is not possible to determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
We have received challenges to Zyprexa® patents in a number of countries outside the U.S.:

•	In Canada, several generic pharmaceutical manufacturers have challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In April 2007, the Canadian Federal Court ruled against the first challenger, Apotex Inc. (Apotex), and that ruling was affirmed on appeal in February 2008. In June 2007, the Canadian Federal Court held that an invalidity allegation of a second challenger, Novopharm Ltd. (Novopharm), was justified and denied our request that Novopharm be prohibited from receiving marketing approval for generic olanzapine in Canada. Novopharm began selling generic olanzapine in Canada in the third quarter of 2007. We have sued Novopharm for patent infringement, and the trial is scheduled for November 2008. In November 2007, Apotex filed an action seeking a declaration of the invalidity of our Zyprexa compound and method-of-use patents, and no trial date has been set. We have brought similar actions against Pharmascience (August 2007), Sandoz (July 2007), Nu-Pharm (June 2008), and Genpharm (June 2008); none of these suits has been scheduled for trial. Pharmascience has agreed to be bound by the outcome of the Novopharm suit, and, pending the outcome of the lawsuit, we have agreed not to take any further steps to prevent them from coming to market with generic olanzapine tablets, subject to a contingent damages obligation should we be successful against Novopharm.

•	In Germany, generic pharmaceutical manufacturers Egis-Gyogyszergyar and Neolab Ltd. challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In June 2007, the German Federal Patent Court held that our patent is invalid. We are appealing the decision. Generic olanzapine was launched by competitors in Germany in the fourth quarter of 2007. Notwithstanding the Federal Patent Court ruling, we have sought preliminary injunctions against all generic companies who are marketing generic olanzapine products in Germany. In May 2008 the Court of Appeal in Düsseldorf granted an injunction against the first of these generic companies, STADApharm GmbH, as a result of which STADA has had to withdraw its generic olanzapine product from the German market. Preliminary injunction actions are pending in the District Court in Düsseldorf against eighteen other generic companies in Germany. The first of these, against Sandoz GmbH, was heard by the Court in July 2008.

•	We have received challenges in a number of other countries, including Spain, the United Kingdom (U.K.), and several smaller European countries. In Spain, we have been successful at both the trial and appellate court levels in defeating the generic manufacturers’ challenge, but we anticipate further legal challenges from generic manufacturers. In the U.K., the generic pharmaceutical manufacturer Dr. Reddy’s Laboratories (UK) Limited has challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). This case was heard in July 2008 before the Patents Court in the High Court, London. We anticipate a decision by the end of 2008.
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
In February 2007, we received a subpoena from the Office of the Attorney General of the State of Illinois seeking production of documents and information relating to sales of Zyprexa and our marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa.
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
We are prepared to continue our vigorous defense of Zyprexa in all remaining claims. The U.S. Zyprexa product liability claims not subject to these agreements include approximately 185 lawsuits in the U.S. covering approximately 1,185 plaintiffs, of which about 140 cases covering about 315 plaintiffs are part of the MDL. No trial dates are currently set for the product liability cases.
In early 2005, we were served with four lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. One of these four lawsuits has been certified for residents of Quebec, and a second has been certified in Ontario and includes all Canadian residents except for residents of Quebec and British Columbia. The allegations in the Canadian actions are similar to those in the litigation pending in the U.S.
Since the beginning of 2005, we have recorded aggregate net pretax charges of $1.61 billion for Zyprexa product liability matters. The net charges, which take into account our actual insurance recoveries, covered the following:
•	The cost of the Zyprexa product liability settlements to date; and

•	Reserves for product liability exposures and defense costs regarding the known Zyprexa product liability claims and expected future claims to the extent we could formulate a reasonable estimate of the probable number and cost of the claims.
In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat

Zyprexa-related illnesses. We have been served with similar lawsuits filed by the states of Alaska, Arkansas, Connecticut, Idaho, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Utah, and West Virginia in the courts of the respective states. The Connecticut, Louisiana, Mississippi, Montana, New Mexico, and West Virginia cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. The Alaska case was settled in March 2008 for a payment of $15.0 million, plus terms designed to ensure, subject to certain limitations and conditions, that Alaska is treated as favorably as certain other states that may settle with Lilly in the future over similar claims. The Pennsylvania and South Carolina cases have been scheduled for trial in August 2009.
In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Two additional lawsuits were filed in the Eastern District of New York in 2006 on similar grounds. In July 2008, Judge Weinstein circulated a discussion draft opinion indicating that he will likely certify a class consisting of third-party payors, excluding governmental entities, and that he will likely not certify a class of individual consumers. The draft opinion indicates that the decision would be immediately appealable. We disagree that such a class can be appropriately certified and intend to appeal this point, should Judge Weinstein certify such a class. In 2007, The Pennsylvania Employees Trust Fund brought claims in state court in Pennsylvania as insurer of Pennsylvania state employees, who were prescribed Zyprexa on similar grounds as described in the New York cases. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.
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
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims for other products in the future. In the past few years, we have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market. Therefore, for substantially all of our currently marketed products, we have been and expect that we will continue to be completely self-insured for future product liability losses. In addition, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.
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

Note 13: Other Income — Net
Other income — net, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Interest expense	$42.6	$59.1	$102.4	$112.1
Interest income	(47.3)	(50.4)	(103.6)	(107.4)
Joint venture income	—	—	—	(11.0)
Other	(27.6)	(10.5)	(51.4)	(33.8)

	$(32.3)	$(1.8)	$(52.6)	$(40.1)

The joint venture income represents our share of the Lilly ICOS LLC joint venture results of operations, net of income taxes, prior to the acquisition of ICOS Corporation on January 29, 2007.
Note 14: Subsequent Event
On August 5, 2008, we entered into an agreement to sell most of our Greenfield, Indiana site to Covance, Inc. (Covance). This site currently houses our preclinical toxicology group and our animal health division, Elanco, as well as other, smaller business groups. As part of this agreement, Covance will purchase the site and continue certain operations there. Covance currently provides toxicology and early-phase clinical services to us, and as part of this arrangement we have entered into a ten-year service agreement expanding the scope of our existing relationship. We plan to relocate Elanco’s operations to a new site. This arrangement is subject to certain closing conditions, including completion of due diligence and clearance under the Hart-Scott-Rodino Antitrust Improvements Act. Covance will take possession of the Greenfield site upon closing, which we anticipate will occur later this year. In addition, on August 5, 2008, we signed agreements with Quintiles, Inc. (Quintiles) for clinical trial monitoring services and with Ingenix Pharmaceutical Services, Inc., doing business as i3 Statprobe (i3), for clinical data management services. The Quintiles and i3 agreements will become effective later this year. All of these agreements are part of our ongoing transformation into a more flexible organization. We expect to incur asset impairment and severance charges in connection with these arrangements which will likely be significant; however, we are unable to estimate the amount of the charges at this time.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OPERATING RESULTS
Executive Overview
I. Financial Results
Worldwide sales increased 11 percent and 12 percent for the second quarter and first half of 2008, respectively, driven by the collective growth of Cymbalta®, Cialis, Humalog, Alimta®, and Gemzar, and by the favorable impact of foreign exchange rates. Second-quarter and first-half 2008 net income increased 44 percent and 73 percent, to $958.8 million and $2.02 billion, respectively, compared with the same periods of 2007. Second-quarter and first-half 2008 earnings per share increased 44 percent and 71 percent to $.88 per share and $1.85 per share, respectively, compared with the same periods of 2007. Net income for the first half of 2008 and the first half of 2007 was affected by the following significant items:
2008
•	We recognized restructuring and other special charges of $88.9 million (pretax), primarily associated with previously-announced strategic exit activities related to manufacturing operations, which decreased earnings per share by $.05 in the second quarter.

•	We recognized asset impairments associated with certain manufacturing operations (included in cost of sales) of $57.1 million (pretax), which decreased earnings per share by $.04 in the second quarter.

•	We incurred in-process research and development (IPR&D) charges associated with the licensing arrangement with TransPharma Medical Ltd. of $35.0 million (pretax), which decreased earnings per share by $.02 in the second quarter.

•	We recognized a discrete income tax benefit of $210.3 million as a result of the resolution of a substantial portion of the IRS audit of our federal income tax returns for years 2001 through 2004, which increased earnings per share by $.19 in the first quarter.

•	We recognized asset impairments, restructuring, and other special charges of $145.7 million (pretax), primarily associated with certain impairment, termination, and wind-down costs resulting from the termination of the AIR Insulin program, which decreased earnings per share by $.09 in the first quarter.
•	We incurred IPR&D charges associated with the licensing arrangement with BioMS Medical Corp. of $87.0 million (pretax), which decreased earnings per share by $.05 in the first quarter.
2007
•	We incurred IPR&D charges associated with the acquisition of Hypnion of $291.1 million (no tax benefit) and the acquisition of Ivy of $37.0 million (pretax), which decreased earnings per share by $.29 in the second quarter.

•	We incurred IPR&D charges associated with the acquisition of ICOS of $303.5 million (no tax benefit) and the licensing arrangement with OSI Pharmaceuticals of $25.0 million (pretax), which decreased earnings per share by $.29 in the first quarter.

•	We recognized asset impairments, restructuring, and other special charges associated with previously announced strategic decisions affecting manufacturing and research facilities of $123.0 million (pretax), which decreased earnings per share by $.08 in the first quarter.
II. Late-Stage Pipeline Developments and Business Development Activity
Pipeline
•	In June, the U.S. Food and Drug Administration (FDA) extended the review period for the prasugrel New Drug Application (NDA) based on supplemental information provided during the review period. This three-month extension allows the FDA time to complete its review. The new FDA action date for prasugrel is September 26, 2008. We, along with our partner Daiichi Sankyo Company, Limited, are seeking FDA approval for prasugrel as a treatment for patients with acute coronary syndrome being managed with percutaneous coronary intervention. We also submitted prasugrel to the European Medicines Agency (EMEA) for the same indication.

•	In July, the European Commission approved Cymbalta for the treatment of generalized anxiety disorder (GAD) in adults.

•	In June, the FDA approved Cymbalta for the management of fibromyalgia, a chronic widespread pain disorder.

•	We submitted a supplemental New Drug Application (sNDA) to the FDA seeking approval for a new indication for Cymbalta for the management of chronic pain.

•	In February, we received a not approvable letter from the FDA for Zyprexa long-acting injection for the treatment and maintenance treatment of schizophrenia in adults. In its letter, the FDA said it needs more information to better understand the risk and underlying cause of excessive sedation events that have been observed in about 1 percent of patients in clinical trials. In the second quarter, we submitted a complete response to the FDA’s not-approvable decision.

•	In May, the FDA approved Strattera for maintenance treatment of attention-deficit hyperactivity disorder (ADHD) in children and adolescents.

•	We, along with our partner Amylin Pharmaceuticals, Inc., submitted Byetta® as a monotherapy treatment for type 2 diabetes to the FDA.

•	In April, the European health authorities approved Alimta in combination with cisplatin as a first-line treatment for non-small-cell lung cancer patients with other than predominantly squamous cell histology.

•	In April, the European Commission approved a new indication for Forsteo® for the treatment of osteoporosis associated with sustained, systemic glucocorticoid therapy in women and men at increased risk for fracture. We have also received an approvable letter from the FDA for Forteo® for the same indication.

•	In March, we terminated development of our AIR Insulin program, which was being conducted in collaboration with Alkermes, Inc. The program had been in Phase III clinical development as a potential treatment for type 1 and type 2 diabetes. We noted that this decision is not a result of any observations during AIR Insulin trials relating to the safety of the product, but rather was a result of increasing uncertainties in the regulatory environment, and a thorough evaluation of the evolving commercial and clinical potential of the product compared to existing medical therapies.
Business Development
•	In July, we signed a definitive merger agreement to acquire SGX Pharmaceuticals, Inc. (SGX) for approximately $64 million in cash. The acquisition allows us to integrate SGX’s structure-guided drug discovery platform into our drug discovery efforts. It also gives us access to FASTTM, SGX’s fragment-based, protein structure guided drug discovery technology, and to a portfolio of preclinical oncology compounds focused on a number of kinase targets. Consummation of the acquisition is subject to approval of SGX shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and certain other closing conditions. Upon the closing of the transaction in 2008, we expect to incur a one-time charge to earnings for acquired IPR&D, but it is premature to estimate what that charge will be.

•	In June, we entered into a licensing and development agreement with TransPharma Medical Ltd. (TransPharma) to acquire rights to its product and related drug delivery system for the treatment of osteoporosis. The product, which is administered transdermally using TransPharma’s proprietary technology, is currently in Phase II clinical testing.

•	In the second quarter, we entered into an agreement with an affiliate of TPG-Axon Capital (TPG) for the Phase III development of our two lead molecules for the treatment of Alzheimer’s disease. This agreement provides TPG with success-based milestones and royalties in exchange for clinical trial funding.

•	In March, we entered into a licensing and collaboration agreement with Transition Therapeutics Inc. in which we were granted exclusive worldwide rights to develop and commercialize Transition’s gastrin-based therapies, including the lead compound TT-223, which is currently in early Phase II testing as a potential treatment for type 2 diabetes.
III. Legal, Regulatory, and Other Matters
We have reached agreements with claimants’ attorneys involved in U.S. Zyprexa product liability litigation to settle a total of approximately 31,300 claims against us relating to the medication. Approximately 1,185 claims remain. As a result of our product liability exposures, since the beginning of 2005, we have recorded aggregate net pretax charges of $1.61 billion for Zyprexa product liability matters.
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

Sales
Second-quarter and first-half 2008 sales growth of 11 percent and 12 percent, respectively, was driven primarily by the collective growth of Cymbalta, Cialis, Humalog, Alimta, and Gemzar, and by the favorable impact of foreign exchange rates. Sales in the U.S. increased by $176.9 million, or 7 percent, and $412.5 million, or 9 percent, for the second quarter and first half of 2008, respectively, compared with the same periods of 2007. Sales outside the U.S. increased $342.6 million, or 16 percent, and $688.4 million, or 17 percent, for the second quarter and first half of 2008, respectively. For the second quarter, exchange rates contributed 6 percent of worldwide sales growth, while sales volume increased 5 percent. Changes in selling prices did not impact overall sales growth. For the first six months of 2008, worldwide sales volume, exchange rates, and selling prices contributed 6 percent, 5 percent, and 1 percent, respectively, to worldwide sales growth.
The following tables summarize our net sales activity for the three- and six-month periods ended June 30, 2008 and 2007:

				Three Months
				Ended
	Three Months Ended			June 30,	Percent
	June 30, 2008			2007	Change
Product	U.S.[1]	Outside U.S.	Total[3]	Total	from 2007
	(Dollars in millions)
Zyprexa	$563.6	$676.2	$1,239.7	$1,213.0	2%
Cymbalta	542.8	111.5	654.4	519.5	26%
Gemzar	183.3	256.8	440.1	395.6	11%
Humalog	249.5	188.4	437.9	358.4	22%
Cialis[2]	128.4	233.8	362.2	293.1	24%
Evista	178.3	101.5	279.8	278.0	1%
Alimta	129.6	145.4	275.0	207.1	33%
Humulin	91.6	179.8	271.4	242.8	12%
Animal health products	116.8	137.7	254.5	214.7	19%
Forteo	129.4	77.1	206.6	177.2	17%
Strattera	101.4	33.8	135.2	142.3	-5%
Humatrope®	55.8	67.8	123.6	113.1	9%
Other pharmaceutical products	210.2	259.8	470.0	476.2	-1%

Total net sales[3]	$2,680.7	$2,469.7	$5,150.4	$4,631.0	11%

				Six Months
				Ended
	Six Months Ended			June 30,	Percent
	June 30, 2008			2007	Change
Product	U.S.[1]	Outside U.S.	Total	Total	from 2007
	(Dollars in millions)
Zyprexa	$1,062.9	$1,297.1	$2,360.0	$2,321.0	2%
Cymbalta	1,054.0	205.5	1,259.5	961.3	31%
Gemzar	359.1	507.2	866.3	772.5	12%
Humalog	488.1	357.2	845.3	697.9	21%
Cialis[2]	251.4	447.7	699.1	486.1	44%
Evista	349.6	191.3	540.9	541.8	—
Humulin	184.7	344.4	529.1	468.6	13%
Alimta	251.5	270.6	522.1	394.9	32%
Animal health products	224.4	265.5	489.9	429.8	14%
Forteo	247.7	143.8	391.5	330.6	18%
Strattera	216.8	66.4	283.2	282.2	—
Humatrope	110.1	127.9	238.0	221.0	8%
Other pharmaceutical products	426.9	506.2	933.1	949.4	-2%

Total net sales	$5,227.2	$4,730.8	$9,958.0	$8,857.1	12%

[1]	U.S. sales include sales in Puerto Rico.

[2]	Prior to the acquisition of ICOS, the Cialis sales shown in the table above represent results only in the territories in which we marketed Cialis exclusively. The remaining sales relate to the joint-venture territories of Lilly ICOS LLC (North America, excluding Puerto Rico, and Europe). Our share of the joint-venture territory sales, net of expenses and taxes, is reported in other income — net in our consolidated condensed income statement. Subsequent to the acquisition, all Cialis product sales are included in our net sales in our consolidated condensed income statement. Cialis sales for the first six months of 2008 represent 25 percent growth over total worldwide sales for the first six months of 2007, which includes the joint-venture territory.

[3]	Numbers may not add due to rounding.
Product Highlights
Zyprexa, our top-selling product, is a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance. In the second quarter of 2008, Zyprexa sales in the U.S. were essentially flat as the impact from changes in both net selling prices and volume was negligible. In the first half of 2008, U.S. Zyprexa sales decreased 2 percent compared with the same period of 2007 due primarily to decreased demand. Sales outside the U.S. increased 4 percent and 5 percent for the second quarter and first half of 2008, respectively, driven by the favorable impact of foreign exchange rates, offset by decreased prices and decreased demand. Demand outside the U.S. was unfavorably impacted by generic competition in Canada and Germany, offset by growth in Japan and several European markets.
U.S. sales of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and fibromyalgia, increased 19 percent and 25 percent during the second quarter and first half of 2008, respectively, driven primarily by increased demand. Sales outside the U.S. increased 80 percent and 75 percent compared to the same periods in 2007, driven primarily by increased demand in established markets as well as recent launches in new markets. The increase was also attributable, to a lesser extent, to the favorable impact of foreign exchange rates and increased prices.

U.S. sales of Gemzar, a product approved to fight various cancers, increased 11 percent and 9 percent during the second quarter and first half of 2008, respectively, due to increased demand and prices. Sales outside the U.S. increased 12 percent and 14 percent during the second quarter and first half of 2008, respectively, due primarily to the favorable impact of foreign exchange rates.
U.S. sales of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 17 percent and 15 percent for the second quarter and first half of 2008, respectively, driven by increased demand and prices. Sales outside the U.S. increased 30 percent for both periods, driven by increased demand and the favorable impact of exchange rates, partially offset by decreased prices.
Total worldwide sales of Cialis, a treatment for erectile dysfunction, increased 24 percent and 25 percent during the second quarter and first half of 2008, respectively. This includes $72.7 million of sales in the Lilly ICOS joint-venture territories for the period prior to the acquisition of ICOS. Prior to the ICOS acquisition, Cialis sales in our territories were reported in revenue, while our 50 percent share of the joint-venture net income was reported in other income — net. Total U.S. sales increased 17 percent and 20 percent during the second quarter and first half of 2008 due to increased prices and demand. Total sales outside the U.S. increased 28 percent during both the second quarter and first half of 2008, respectively, due primarily to increased demand and the favorable impact of foreign exchange rates.
U.S. sales of Evista, a product for the prevention and treatment of osteoporosis in postmenopausal women and for risk reduction of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer, increased 1 percent and remained relatively flat during the second quarter and first half of 2008, respectively, driven by increased prices, partially offset by decreased demand. Evista sales outside the U.S. were essentially flat and decreased 1 percent for the same periods, driven by decreased prices as well as decreased demand for the first half of 2008, offset by the favorable impact of foreign exchange rates.
U.S. sales of Alimta, a second-line treatment for non-small cell lung cancer and, in combination with another agent, for the treatment of malignant pleural mesothelioma, increased 21 percent and 19 percent during the second quarter and first half of 2008, respectively, due to increased demand and, to a lesser extent, increased prices. Alimta sales outside the U.S. increased 46 percent and 47 percent for the same periods, due primarily to increased demand and the favorable impact of foreign exchange rates.
U.S. sales of Humulin, an injectable human insulin for the treatment of diabetes, increased by 4 percent and 7 percent, for the second quarter and first half of 2008, respectively, driven primarily by higher prices. Humulin sales outside the U.S. increased 16 percent for both periods, due primarily to the favorable impact of exchange rates and increased demand.
U.S. sales of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture, increased 5 percent and 7 percent during the second quarter and first half of 2008, respectively, due primarily to increased prices, partially offset by decreased demand in the second quarter of 2008. Forteo sales outside the U.S. grew 44 percent for both periods due to increased demand and the favorable impact of foreign exchange rates.
U.S. sales of Strattera, a treatment of attention-deficit hyperactivity disorder in children, adolescents, and adults, decreased 13 percent and 8 percent during the second quarter and first half of 2008, respectively, due primarily to decreased demand. Strattera sales outside the U.S. increased 35 percent and 40 percent during the second quarter and first half of 2008, respectively, due to increased demand and the favorable impact of foreign exchange rates, partially offset by decreased prices.
Worldwide sales of Byetta, an injectable product for the treatment of type 2 diabetes, which we market with Amylin Pharmaceuticals (Amylin), increased 25 percent to $194.7 million and 21 percent to $363.7 million, for the second quarter and first half of 2008, respectively. We report as revenue our 50 percent share of Byetta’s gross margin in the U.S., 100 percent of sales outside the U.S., and our sales of Byetta pen delivery devices to Amylin. Our revenues increased 27 percent and 21 percent to $101.2 million and 183.9 million during the second quarter and first half of 2008, respectively.
Animal health product sales in the U.S. increased 22 percent and 19 percent during the second quarter and first half of 2008, respectively, driven by increased demand, the 2007 acquisition of Ivy Animal Health, Inc., and the 2007 launch of ComfortisTM, a new companion animal product that kills fleas and prevents flea infestations on dogs. Sales outside the U.S increased 16 percent and 10 percent, compared to the same periods in 2007, driven primarily by increased demand and the favorable impact of foreign exchange rates.
Gross Margin, Costs, and Expenses
For the second quarter of 2008, gross margins as a percent of net sales decreased by 1.7 percentage points, to 76.7 percent. For the first half of 2008, gross margins as a percentage of net sales decreased by 1.5 percentage points, to 76.8 percent. This decrease was primarily due to the impact of foreign exchange rates and the inclusion in cost of sales of asset impairments at certain manufacturing facilities of $57.1 million in the second quarter of 2008, partially offset by manufacturing expenses growing at a slower rate than sales.
Marketing, selling and administrative expenses rose 12 percent, to $1.70 billion, and 14 percent, to $3.25 billion for the second quarter and first half of 2008, respectively. This increase was due to the impact of foreign exchange rates, increased marketing expenses (including those for Evista’s new indication for invasive breast cancer risk reduction, marketing costs associated with Cymbalta, and prelaunch expenses for prasugrel), increased litigation-related expenses (including the Alaska settlement in the first quarter of 2008), and the impact of the 2007 ICOS acquisition. Research and development expenses were $951.5 million and $1.83 billion for the second quarter and first half of 2008, respectively, or 18 percent of sales. Compared with the second quarter and first half of 2007, research and development expenses increased 11 percent and 8 percent, respectively. This increase was primarily due to a $47.0 million expense for a milestone payment made to MacroGenics, Inc. related to progress in the clinical trials of teplizumab, increased discovery research and late-stage clinical trial costs, offset by lower prasugrel clinical trial costs. The increase in research and development expenses for the first half of 2008 was also offset by the first-quarter 2007 costs associated with the consequences of the FDA’s rejection of our appeal of the approvable letter for ArxxantTM and the withdrawal of the Arxxant application in Europe.
Acquired IPR&D charges were $35.0 million and $122.0 million in the second quarter and first half of 2008, respectively, compared with $328.1 million and $656.6 million for the same periods in 2007, respectively. We recognized restructuring, and other special charges of $88.9 million in the second quarter of 2008. We recognized asset impairments, restructuring, and other special charges of $234.6 million for the first half of 2008, as compared to $123.0 million in the first half of 2007. See Notes 4 and 5 to the consolidated condensed financial statements for additional information.
Other income — net increased by $30.5 million, to $32.3 million, and by $12.5 million, to $52.6 million for the second quarter and first half of 2008, respectively. Other income — net consists of interest expense, interest income, the after-tax operating results of the Lilly ICOS joint venture prior to the 2007 ICOS acquisition, and all other miscellaneous income and expense items.
•	Interest expense for the second quarter and first half of 2008 decreased $16.5 million and $9.7 million, respectively, to $42.6 million and $102.4 million, respectively, due primarily to lower debt balances and lower interest rates in 2008 as compared with the same periods of 2007.

•	Interest income for the second quarter and first half of 2008 decreased by $3.1 million and $3.8 million, respectively, to $47.3 million and $103.6 million, respectively, due primarily to lower short-term interest rates, offset partially by higher average investment balances.

•	The Lilly ICOS joint venture income prior to the 2007 acquisition was $11.0 million. Subsequent to the acquisition, all activity related to ICOS is included in our consolidated financial results.

•	Net other miscellaneous income items for the second quarter and first half of 2008 increased $17.1 million, to $27.6 million, and $17.6 million, to $51.4 million, respectively, primarily as a result of gains from the sale of securities, partially offset by decreased out-licensing income.
We incurred income tax expense of $247.5 million and $239.5 million, respectively, for the second quarter and first half of 2008. The effective tax rate was 20.5 percent and 10.6 percent, down from 28.4 and 28.8 percent for the comparable periods in 2007. In the first quarter of 2008, we recognized a discrete income tax benefit of $210.3 million, which was a result of the resolution of a substantial portion of the IRS audit of our federal income tax returns for the years 2001 through 2004. This resulted in a lower effective tax rate for the first quarter and the first six months of 2008. In addition, the in-process research and development charges in 2007 associated with the acquisitions of ICOS and Hypnion were not deductible, resulting in higher effective tax rates for 2007.
FINANCIAL CONDITION
As of June 30, 2008, cash, cash equivalents, and short-term investments totaled $5.17 billion compared with $4.83 billion at December 31, 2007. Cash flows from operations of $2.78 billion during the first six months of 2008 were offset by dividends paid of $1.02 billion, net purchases of noncurrent investments of $504.5 million, and net purchases of property and equipment of $450.6 million.
Total debt at June 30, 2008, was $4.61 billion, a decrease of $393.4 million from December 31, 2007. Our current debt ratings from Standard & Poor’s and Moody’s remain at AA and Aa3, respectively.
As disclosed in Note 2 to the consolidated condensed financial statements, during the second quarter of 2008, we determined that our methodology for calculating our return reserve for future product returns needed to be corrected. Using the revised methodology, our return reserve was understated by $247.5 million, which resulted in a restatement of our consolidated condensed balance sheets as of December 31, 2007, 2006, and 2005.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including debt service, capital expenditures, costs associated with product liability litigation, dividends, and taxes in 2008. We believe that amounts available through our existing commercial paper program should be adequate to fund maturities of short-term borrowings, if necessary. We currently have $1.25 billion of unused committed bank credit facilities, which backs our commercial paper program. Our access to credit markets has not been adversely affected by the recent illiquidity in the market. Various risks and uncertainties, including those discussed in the Financial Expectations for 2008 section, may affect our operating results and cash generated from operations.
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

Patent Litigation
We are engaged in the following patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):
•	Evista: Barr Laboratories, Inc. (Barr), submitted an Abbreviated New Drug Application (ANDA) in 2002 seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In November 2002, we filed a lawsuit against Barr in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Barr. Teva Pharmaceuticals USA, Inc. (Teva) has also submitted an ANDA seeking permission to market a generic version of Evista. In June 2006, we filed a similar lawsuit against Teva in the U.S. District Court for the Southern District of Indiana. The lawsuit against Teva is currently scheduled for trial beginning March 9, 2009, while no trial date has been set in the lawsuit against Barr. In April 2008, the FDA granted Teva tentative approval of its ANDA, but Teva’s ability to market a generic product before a decision at trial is subject to expiration of a current statutory stay and our right to seek an extension of that stay on final FDA approval of Teva’s ANDA or a preliminary injunction barring marketing by Teva of any approved generic product. We believe that Barr’s and Teva’s claims are without merit and we expect to prevail. However, it is not possible to determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Gemzar: Sicor Pharmaceuticals, Inc. (Sicor), Mayne Pharma (USA) Inc. (Mayne), and Sun Pharmaceutical Industries Inc. (Sun) each submitted ANDAs seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (compound patent expiring in 2010 and method of use patent expiring in 2013), and alleging that these patents are invalid. We filed lawsuits in the U.S. District Court for the Southern District of Indiana against Sicor (February 2006) and Mayne (October 2006 and January 2008), seeking rulings that these patents are valid and are being infringed. The suit against Sicor has been scheduled for trial in July 2009. The statutory stay barring final approval of Sicor’s ANDAs has expired; however, Sicor must provide 90 days notice prior to marketing generic Gemzar upon receipt of final approval by the FDA to allow time for us to seek a preliminary injunction. Both suits against Mayne have been administratively closed, and the parties have agreed to be bound by the results of the Sicor suit. In November 2007, Sun filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan, seeking rulings that our method-of-use and compound patents are invalid or unenforceable, or would not be infringed by the sale of Sun’s generic product. This trial is scheduled for December 2009. We expect to prevail in this litigation and believe that these claims are without merit. However, it is not possible to determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

•	Strattera: Actavis Elizabeth LLC (Actavis), Glenmark Pharmaceuticals Inc., USA (Glenmark), Sun Pharmaceutical Industries Limited (Sun), Sandoz Inc. (Sandoz), Mylan Pharmaceuticals Inc. (Mylan), Teva Pharmaceuticals USA, Inc. (Teva), Apotex Inc. (Apotex), Aurobindo Pharma Ltd. (Aurobindo), Synthon Laboratories, Inc. (Synthon), and Zydus Pharmaceuticals, USA, Inc. (Zydus) each submitted an ANDA seeking permission to market generic versions of Strattera prior to the expiration of our relevant U.S. patent (expiring in 2017), and alleging that this patent is invalid. We filed a lawsuit against Actavis in the United States District Court for the District of New Jersey in August 2007, and added Glenmark, Sun, Sandoz, Mylan, Teva, Apotex, Aurobindo, Synthon, and Zydus as defendants in September 2007. In December 2007, Zydus agreed to entry of a consent judgment in which Zydus conceded the validity and enforceability of the patent and agreed to a permanent injunction. In June 2008, Glenmark agreed to entry of a permanent injunction, enjoining it from selling a generic product prior to the expiration of the U.S. patent. Also in June 2008, Synthon notified us that it has withdrawn its ANDA and agreed to a stipulated dismissal of all outstanding claims. For the remaining defendants, trial is scheduled for December 2009. We expect to prevail in this litigation and believe that these claims are without merit. However, it is not possible to determine the outcome of this litigation, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

We have received challenges to Zyprexa patents in a number of countries outside the U.S.:
•	In Canada, several generic pharmaceutical manufacturers have challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In April 2007, the Canadian Federal Court ruled against the first challenger, Apotex Inc. (Apotex), and that ruling was affirmed on appeal in February 2008. In June 2007, the Canadian Federal Court held that an invalidity allegation of a second challenger, Novopharm Ltd. (Novopharm), was justified and denied our request that Novopharm be prohibited from receiving marketing approval for generic olanzapine in Canada. Novopharm began selling generic olanzapine in Canada in the third quarter of 2007. We have sued Novopharm for patent infringement, and the trial is scheduled for November 2008. In November 2007, Apotex filed an action seeking a declaration of the invalidity of our Zyprexa compound and method-of-use patents, and no trial date has been set. We have brought similar actions against Pharmascience (August 2007), Sandoz (July 2007), Nu-Pharm (June 2008), and Genpharm (June 2008); none of these suits has been scheduled for trial. Pharmascience has agreed to be bound by the outcome of the Novopharm suit, and, pending the outcome of the lawsuit, we have agreed not to take any further steps to prevent them from coming to market with generic olanzapine tablets, subject to a contingent damages obligation should we be successful against Novopharm.

•	In Germany, generic pharmaceutical manufacturers Egis-Gyogyszergyar and Neolab Ltd. challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In June 2007, the German Federal Patent Court held that our patent is invalid. We are appealing the decision. Generic olanzapine was launched by competitors in Germany in the fourth quarter of 2007. Notwithstanding the Federal Patent Court ruling, we have sought preliminary injunctions against all generic companies who are marketing generic olanzapine products in Germany. In May 2008 the Court of Appeal in Düsseldorf granted an injunction against the first of these generic companies, STADApharm GmbH, as a result of which STADA has had to withdraw its generic olanzapine product from the German market. Preliminary injunction actions are pending in the District Court in Düsseldorf against eighteen other generic companies in Germany. The first of these, against Sandoz GmbH, was heard by the Court in July 2008.

•	We have received challenges in a number of other countries, including Spain, the United Kingdom (U.K.), and several smaller European countries. In Spain, we have been successful at both the trial and appellate court levels in defeating the generic manufacturers’ challenge, but we anticipate further legal challenges from generic manufacturers. In the U.K., the generic pharmaceutical manufacturer Dr. Reddy’s Laboratories (UK) Limited has challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). This case was heard in July 2008 before the Patents Court in the High Court, London. We anticipate a decision by the end of 2008.
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
In February 2007, we received a subpoena from the Office of the Attorney General of the State of Illinois seeking production of documents and information relating to sales of Zyprexa and our marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa.
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
We are prepared to continue our vigorous defense of Zyprexa in all remaining claims. The U.S. Zyprexa product liability claims not subject to these agreements include approximately 185 lawsuits in the U.S. covering approximately 1,185 plaintiffs, of which about 140 cases covering about 315 plaintiffs are part of the MDL. No trial dates are currently set for the product liability cases.
In early 2005, we were served with four lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. One of these four lawsuits has been certified for residents of Quebec, and a second has been certified in Ontario and includes all Canadian residents except for residents of Quebec and British Columbia. The allegations in the Canadian actions are similar to those in the litigation pending in the U.S.
Since the beginning of 2005, we have recorded aggregate net pretax charges of $1.61 billion for Zyprexa product liability matters. The net charges, which take into account our actual insurance recoveries, covered the following:
•	The cost of the Zyprexa product liability settlements to date; and

•	Reserves for product liability exposures and defense costs regarding the known Zyprexa product liability claims and expected future claims to the extent we could formulate a reasonable estimate of the probable number and cost of the claims.
In December 2004, we were served with two lawsuits brought in state court in Louisiana on behalf of the Louisiana Department of Health and Hospitals, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. In these actions, the Department of Health and Hospitals seeks to recover the costs it paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs the department alleges it has incurred and will incur to treat Zyprexa-related illnesses. We have been served with similar lawsuits filed by the states of Alaska, Arkansas, Connecticut, Idaho, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Utah, and West Virginia in the courts of the respective states. The Connecticut, Louisiana, Mississippi, Montana, New Mexico, and West Virginia cases have been removed to federal court and are now part of the MDL proceedings in the Eastern District of New York. The Alaska case was settled in March 2008 for a payment of $15.0 million, plus terms designed to ensure, subject to certain limitations and conditions, that Alaska is treated as favorably as certain other states that may settle with Lilly in the future over similar claims. The Pennsylvania and South Carolina cases have been scheduled for trial in August 2009.
In 2005, two lawsuits were filed in the Eastern District of New York purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Two additional lawsuits were filed in the Eastern District of New York in 2006 on similar grounds. In July 2008, Judge Weinstein circulated a discussion draft opinion indicating that he will likely certify a class consisting of third-party payors, excluding governmental entities, and that he will likely not certify a class of individual consumers. The draft opinion indicates that the decision would be immediately appealable. We disagree that such a class can be appropriately certified and intend to appeal this point, should Judge Weinstein certify such a class. In 2007, The Pennsylvania Employees Trust Fund brought claims in state court in Pennsylvania as insurer of Pennsylvania state employees, who were prescribed Zyprexa on similar grounds as described in the New York cases. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug.
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
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims for other products in the future. In the past few years, we have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market. Therefore, for substantially all of our currently marketed products, we have been and expect that we will continue to be completely self-insured for future product liability losses. In addition, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.

FINANCIAL EXPECTATIONS FOR 2008
Our full-year 2008 earnings guidance on a GAAP basis is now $3.79 to $3.94 per share. The change from earlier guidance of $3.90 to $4.05 per share results from the previously mentioned second-quarter 2008 significant items totaling $.11 per share that are reflected in our financial results. Our full-year 2008 guidance does not reflect the potential charges related to the acquisition of SGX Pharmaceuticals or the sale of our Greenfield, Indiana site. We have also revised other aspects of our previously-issued 2008 full-year financial guidance. These revisions are primarily driven by the continued strength of foreign currencies relative to the U.S. dollar. Stronger foreign currencies result in higher growth rates for our sales, for our marketing, selling and administrative expenses and, to a lesser extent, for our research and development expenses. In addition, in the shortterm, stronger foreign currencies result in a decrease to our gross margin as a percent of sales.
Sales are now expected to grow in the high-single to low-double digits, an increase from the previous guidance of growth in the mid- to high-single digits. Including the second-quarter 2008 asset impairment charges, we expect gross margin as a percent of sales to be essentially flat. The sum of marketing, selling and administrative expenses and research and development expenses is now expected to grow in the high-single digits, an increase from the previous guidance of growth in the mid-single digits. Marketing, selling and administrative expenses are now expected to grow in the high-single digits, an increase from the previous guidance of growth in the low-single digits. In addition to the impact of foreign exchange rates, these expenses are now expected to be higher due to increased litigation-related expenses and accelerated prelaunch investment in prasugrel. We still expect research and development expenses to grow in the high-single to low-double digits. Other income and deductions are still expected to contribute less than $100 million. Excluding the effect of the resolution of the IRS income tax audit in the first quarter of 2008, the effective tax rate is still expected to be approximately 22 percent.
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

Our management, with the participation of John C. Lechleiter, Ph.D., president and chief executive officer, and Derica W. Rice, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2008, and concluded that they are effective.
(b)	Changes in Internal Controls. During the second quarter of 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Other Product Liability Litigation
We refer to Part I, Item 3, of our Form 10-K annual report for 2007 for the discussion of product liability litigation involving diethylstilbestrol (DES) and vaccines containing the preservative thimerosal. In the DES litigation, we have been named as a defendant in approximately 60 suits involving approximately 115 claimants. In the thimerosal litigation, we have been named as a defendant in approximately 210 suits with approximately 280 claimants.
Other Investigations
We have received a subpoena from the Attorney General’s office in Delaware seeking production of documents related to nominal pricing of Axid. In July 2008, we received a request from the Civil Division of the Department of Justice requesting the same documents.
Shareholder Litigation
Two lawsuits that seek class action status have been filed in the United States District Court for the Eastern District of New York against us and various current and former directors, officers and employees under the federal securities laws (Smith et al. v. Eli Lilly and Company et al., filed March 28, 2007, and Valentine v. Eli Lilly and Company et al., filed April 5, 2007). The suits have been consolidated under the caption In re Eli Lilly and Company Securities Litigation. In August 2007, the lead plaintiffs filed a consolidated amended complaint, seeking certification of a putative class of purchasers of our stock from August 1, 2002, through December 22, 2006. The complaint alleges that the defendants made false and misleading statements regarding Zyprexa in violation of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages and the costs of suit, including attorneys’ fees. In April 2008, the court granted summary judgment in favor of all defendants, dismissing the action. Plaintiffs have waived their right to appeal, bringing this litigation to a close.

In 2007, the company received two demands from shareholders that the board of directors cause the company to take legal action against current and former directors and others for allegedly causing damage to the company through improper marketing of Evista, Prozac, and Zyprexa. In accordance with procedures established under the Indiana Business Corporation Law (Ind. Code § 23-1-32), the board has appointed a committee of independent persons to consider the demands and determine what action, if any, the company should take in response. Since January 2008, we have been served with seven shareholder derivative lawsuits: Lambrecht, et al. v. Taurel, et al., filed January 17, 2008,in the United States District Court for the Southern District of Indiana; Staehr et al. v. Eli Lilly and Company et al., filed March 27, 2008, in Marion County Superior Court in Indianapolis, Indiana; Waldman et al., v. Eli Lilly and Company et al., filed February 11, 2008, in the United States District Court for the Eastern District of New York; Solomon v. Eli Lilly and Company et al., filed March 27, 2008, in Marion County Superior Court in Indianapolis, Indiana; Robbins v. Taurel, et al., filed April 9, 2008, in the United States District Court for the Eastern District of New York; City of Taylor General Employees Retirement System v. Taurel, et al., filed April 15, 2008, in the United States District Court for the Eastern District of New York; and Zemprelli v. Taurel, et al., filed June 24, 2008, in the United States District Court for the Southern District of Indiana. Two of these lawsuits were filed by the shareholders who served the demands described above. All seven lawsuits are nominally filed on behalf of the company, against various current and former directors and officers and allege that the named officers and directors harmed the company through the improper marketing of Zyprexa, and in certain suits, Evista and Prozac. The Zemprelli suit also claims that certain defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We believe these shareholder derivative lawsuits are without merit and are prepared to defend against them vigorously.
Other Matters
During 2004 we, along with several other pharmaceutical companies, were named in one consolidated case in Minnesota federal court brought on behalf of consumers alleging that the conduct of pharmaceutical companies in preventing commercial importation of prescription drugs from outside the United States violated antitrust laws, and one case in California state court brought by several pharmacies in which plaintiffs’ claims were less specifically stated, but were substantially similar to the claims asserted in Minnesota. Both cases sought restitution for alleged overpayments for pharmaceuticals and an injunction against the allegedly violative conduct. The federal district court in the Minnesota case dismissed the federal claims and held that the state claims must be brought in separate state court actions. The Eighth Circuit Court of Appeals has affirmed the district court’s decision, and the time for further appeals has lapsed. In the California case, summary judgment was granted to us and the other defendants. In July 2008, the California Court of Appeals affirmed that decision. Plaintiffs may petition the California Supreme Court to accept a further appeal.
We have been named in a lawsuit brought by the Labor Attorney for 15th Region in the Labor Court of Paulinia, State of Sao Paulo, alleging possible harm to employees and former employees caused by exposure to heavy metals. We have also been named in approximately 50 lawsuits filed in the same court by individual former employees making similar claims. The company believes these lawsuits are without merit and is prepared to defend against them vigorously.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three-month period ended June 30, 2008:

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May
	Total Number		Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans or
	Purchased	Paid per Share	Programs	Programs
Period	(a)	(b)	(c)	(d)
	(in thousands)		(in thousands)	(in millions)
April 2008	14	$50.00	—	$419.2
May 2008	8	49.09	—	419.2
June 2008	—	—	—	419.2

Total	22		—

The amounts presented in columns (a) and (b) above represent purchases of common stock related to our stock-based compensation programs. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.0 billion share repurchase program announced in March 2000. As of June 30, 2008, we have purchased $2.58 billion related to this program. During the first half of 2008, no shares were repurchased pursuant to this program and we do not expect to purchase any shares under this program during the remainder of 2008.
Item 5. Other Information
On August 5, 2008 we entered into an agreement to sell most of our Greenfield, Indiana site to Covance, Inc. (Covance). This site currently houses our preclinical toxicology group and our animal health division, Elanco, as well as other, smaller business groups. As part of this agreement, Covance will purchase the site and continue certain operations there. Covance currently provides toxicology and early-phase clinical services to us, and as part of this arrangement we have entered into a ten-year service agreement expanding the scope of our existing relationship. We plan to relocate Elanco’s operations to a new site. This arrangement is subject to certain closing conditions, including completion of due diligence and clearance under the Hart-Scott-Rodino Antitrust Improvements Act. Covance will take possession of the Greenfield site upon closing, which we anticipate will occur later this year. In addition, on August 5, 2008, we signed agreements with Quintiles, Inc. (Quintiles) for clinical trial monitoring services and with Ingenix Pharmaceutical Services, Inc., doing business as i3 Statprobe (i3), for clinical data management services. The Quintiles and i3 agreements will become effective later this year. All of these agreements are part of our ongoing transformation into a more flexible organization. We expect to incur asset impairment and severance charges in connection with these arrangements which will likely be significant: however, we are unable to estimate the amount of the charges at this time.
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of John C. Lechleiter, Ph.D., President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY (Registrant)
Date August 5, 2008	/s/James B. Lootens
James B. Lootens
Secretary and Deputy General Counsel

Date August 5, 2008	/s/Arnold C. Hanish
Arnold C. Hanish
Executive Director, Finance, and Chief Accounting Officer

INDEX TO EXHIBITS
The following documents are filed as a part of this Report:

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of John C. Lechleiter, Ph.D., President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification