Form 10-K/A
period 2007-12-31
LILLY ELI & CO
filed 2008-10-21
CIK 59478

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

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

Part II
Item 6 – Selected Financial Data (See Item 8)
Item 7 – Management’s Discussion and Analysis of Results of Operations and Financial Condition - We have added an introductory paragraph summarizing the effect of the restatement, and we have updated the cross-references to the notes to the consolidated financial statements.
Item 8 – Financial Statements and Supplementary Data - As described in the explanatory note, we have added Note 2, explaining the restatement, and renumbered the remaining notes. We have also amended and restated our consolidated balance sheets and selected financial data as of December 31, 2007 and 2006 and selected financial data as of December 31, 2005, 2004 and 2003. Conforming changes have also been made to Notes 10 and 12.
Part IV
Item 15 – Exhibits and Financial Statement Schedules (See Item 8)
Part I
Item 1. Business
Item 1A: Risk Factors; Cautionary Statement Regarding Forward Looking Statements
Item 1B. Unresolved Staff Comments
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
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits and Financial Statement Schedules
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

Explanatory Note

Overview

Eli Lilly and Company is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007, to amend and restate our consolidated balance sheets and selected financial data as of December 31, 2007, 2006, and 2005, and selected financial data as of December 31, 2004 and 2003. We are also filing an amendment to our first quarter 2008 Form 10-Q to restate our consolidated condensed balance sheet as of March 31, 2008. As described below and in Note 2, the restatement adjusts our return reserve for future product returns for each period from January 1, 2003. The restatement has no effect on our income, cash flows, or liquidity, and its effects on our financial position at the end of each of the respective restated periods are immaterial. In addition, we modified our disclosure of certain deferred tax assets, valuation allowances, and uncertain tax positions included in Note 12 to our consolidated financial statements. These modifications had no impact on our balance sheets, income statements, cash flows, or liquidity. There have been no changes from the original Form 10-K other than those described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K other than as described above.

Background

During the second quarter of 2008, we determined that our methodology for calculating our return reserve for future product returns in accordance with Statement of Financial Accounting Standard No. 48 (SFAS 48), Revenue Recognition When Right of Return Exists, needed to be corrected. Using the revised methodology, our return reserve was understated by $247.5 million as of December 31, 2007, 2006, 2005, 2004 and 2003.

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements for the years ended December 31, 2007, 2006 and 2005. The consolidated statements of income were not adjusted for any of the years or quarters because we concluded that the amount of the adjustment calculated using the revised methodology was not material in any previously presented period. The amount of the annual adjustment for 2005, 2006, or 2007 would have been $.01 per share or less of diluted earnings per share and .2 percent or less of consolidated net sales. The aggregate statement of income impact from December 31, 2004 to December 31, 2007 would have been an additional expense of approximately $35 million on a pretax basis (approximately $23 million net of tax).

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

As of December 31, 2007 and 2006, we have reduced both deferred tax assets and our valuation allowance by $204.0 million and $63.9 million, respectively. Of the 2007 change, $92.1 million resulted in an increase in our disclosed gross unrecognized tax benefits. These adjustments impact the components of deferred taxes only and have no impact on our consolidated financial position, income, cash flows, or liquidity for any period presented. See Note 12 for additional information.

Consistent with the information above, we have revised the following items in this Form 10-K/A:

Part II

Item 6 – Selected Financial Data (See Item 8)

Item 7 – Management’s Discussion and Analysis of Results of Operations and Financial Condition - We have added an introductory paragraph summarizing the effect of the restatement, and we have updated the cross-references to the notes to the consolidated financial statements.

Item 8 – Financial Statements and Supplementary Data - As described in the explanatory note, we have added Note 2, explaining the restatement, and renumbered the remaining notes. We have also amended and restated our consolidated balance sheets and selected financial data as of December 31, 2007 and 2006 and selected financial data as of December 31, 2005, 2004 and 2003. Conforming changes have also been made to Notes 10 and 12.

Part IV

Item 15 – Exhibits and Financial Statement Schedules (See Item 8)

Our independent auditors, Ernst & Young, have dual dated their report on the consolidated financial statements to the board of directors and shareholders with regard to Note 2 and their consent to the date of this filing, and we have provided new Rule 13a-14(a) and Section 1350 certifications from our chief executive officer and chief financial officer. Except to the extent relating to the restatement of our consolidated balance sheets and selected financial data described above, the consolidated financial statements and other disclosures in this Form 10-K/A are unchanged and do not reflect any events that have occurred after its initial filing on February 29, 2008.

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

Financial Information Relating to Business Segments and Classes of Products

You can find financial information relating to our business segments and classes of products in Part II, Item 8 of this Form 10-K/A, “Segment Information.” That information is incorporated here by reference.

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

Financial Information Relating to Foreign and Domestic Operations

You can find financial information relating to foreign and domestic operations in Part II, Item 8 of this Form 10-K/A, “Segment Information.” That information is incorporated here by reference.

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

We will provide paper copies of our SEC filings and corporate governance documents free of charge upon request to the company’s secretary at the address listed on the front of this Form 10-K/A.

Item 1A:	Risk Factors; Cautionary Statement Regarding Forward Looking Statements

In addition to the other information contained in this Form 10-K/A, the following risk factors should be considered carefully in evaluating our company. It is possible that our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

We have made certain forward-looking statements in this Form 10-K/A, and company spokespeople may make such statements in the future based on then-current expectations of management. Where possible, we try to identify forward-looking statements by using such words as “expect,” “plan,” “will,” “estimate,” “forecast,” “project,” “believe,” “anticipate,” and similar expressions. Forward-looking statements do not relate strictly to historical or current facts. They are likely to address our growth strategy, sales of current and anticipated products, financial results, the results of our research and development programs, the status of product approvals, and the outcome of contingencies such as litigation and investigations. All forward-looking statements made by us are subject to risks and uncertainties, including those summarized below.

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

As discussed in the explanatory note to this Form 10-K/A and in Note 2 to our consolidated financial statements, we are restating our consolidated balance sheets and selected financial data as of December 31, 2007, 2006, and 2005, and selected financial data as of December 31, 2004 and 2003. In a separate Form 10-Q/A filing, we are also restating our consolidated condensed balance sheet as of March 31, 2008. As described in Note 2, the restatement adjusts our return reserve for future product returns for each period from January 1, 2003. In this Item 7, we have updated cross-references to the notes to the consolidated financial statements. The restatement has no effect on our income, cash flows, or liquidity, and its effects on our financial position at the end of each of the respective restated periods are immaterial. In addition, we modified our disclosure of certain deferred tax assets, valuation allowances, and uncertain tax positions included in Note 12. These modifications had no impact on our balance sheets, income statements, cash flows, or liquidity. Except as described above, the consolidated financial statements and other disclosures in this Form 10-K/A are unchanged and do not reflect any events that have occurred after its initial filing on February 29, 2008.

Review of Operations

EXECUTIVE OVERVIEW

This section provides an overview of our financial results, significant business development, recent product and late-stage pipeline developments, and legal, regulatory, and other matters affecting our company and the pharmaceutical industry.

Financial Results

We achieved worldwide sales growth of 19 percent. This growth was primarily driven by volume increases in a number of key products, with a significant portion of this increase in volume resulting from the acquisition of ICOS. Our additional investments in marketing and selling expenses in support of key products, primarily Cymbalta® and the diabetes care products, contributed to this sales growth and enabled us to increase our investment in research and development 11 percent in 2007. While cost of sales and operating expenses in the aggregate grew at approximately the same rate as sales, other income — net decreased and the effective tax rate increased. As a result, net income and earnings per share increased 11 percent, to $2.95 billion, or $2.71 per share, in 2007 as compared with $2.66 billion, or $2.45 per share, in 2006. Net income comparisons between 2007 and 2006 are affected by the impact of the following significant items that are reflected in our financial results (see Notes 4, 5, and 14 to the consolidated financial statements for additional information):

2007

•	We recognized asset impairments, restructuring, and other special charges of $98.2 million (pretax) in the fourth quarter, which decreased earnings per share by $.07. In the first quarter, we recognized similar charges associated with previously announced strategic decisions affecting manufacturing and research facilities of $123.0 million (pretax), which decreased earnings per share by $.08 (Note 5).

•	We incurred a special charge following a settlement with one of our insurance carriers over Zyprexa® product liability claims, which led to a reduction of our expected product liability insurance recoveries. This resulted in a charge of $81.3 million (pretax), which decreased earnings per share by $.06 in the third quarter (Notes 5 and 14).

•	We incurred in-process research and development (IPR&D) charges associated with our licensing arrangement with Glenmark Pharmaceuticals Limited India of $45.0 million (pretax) and our licensing arrangement with MacroGenics, Inc., of $44.0 million (pretax), which decreased earnings per share by $.05 in the fourth quarter (Note 4).

•	We incurred IPR&D charges associated with the acquisition of Hypnion, Inc. (Hypnion), of $291.1 million (no tax benefit) and the acquisition of Ivy Animal Health, Inc. (Ivy), of $37.0 million (pretax), which decreased earnings per share by $.29 in the second quarter (Note 4).

•	We incurred IPR&D charges associated with the acquisition of ICOS of $303.5 million (no tax benefit) and a licensing arrangement with OSI Pharmaceuticals of $25.0 million (pretax), which decreased earnings per share by $.29 in the first quarter (Note 4).

2006

•	We recognized asset impairments, restructuring, and other special charges of $450.3 million (pretax) in the fourth quarter, which decreased earnings per share by $.31 (Note 5).

•	In the fourth quarter, we incurred a charge related to Zyprexa product liability litigation matters of $494.9 million (pretax), or $.42 per share (Notes 5 and 14).

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

Acquired IPR&D charges were $745.6 million in 2007 and related to the acquisitions of ICOS, Hypnion, and Ivy, as well as our licensing arrangements with OSI, MacroGenics, and Glenmark. We incurred asset impairments, restructuring, and other special charges of $302.5 million in 2007 as compared to $945.2 million in 2006. See Notes 4, 5 and 14 to the consolidated financial statements for additional information.

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

We incurred tax expense of $923.8 million in 2007, resulting in an effective tax rate of 23.8 percent, compared with 22.1 percent for 2006. The effective tax rates for 2007 and 2006 were affected primarily by the nondeductible ICOS and Hypnion IPR&D charges of $594.6 million in 2007, and the product liability charges of $494.9 million in 2006. The tax effect of the product liability charge was less than our effective tax rate, as the tax benefit was calculated based upon existing tax laws in the countries in which we reasonably expect to deduct the charge. See Note 12 to the consolidated financial statements for additional information.

OPERATING RESULTS — 2006

Financial Results

We achieved worldwide sales growth of 7 percent, primarily as a result of strong growth of our newer products. We increased our investment in marketing expenses in support of key products, primarily Cymbalta and the diabetes care products, and continued our commitment to research and development, investing approximately 20 percent of our sales during 2006. Our results also benefited from continued growth in profitability of the Lilly ICOS joint venture as well as cost-containment and productivity initiatives. Net income was $2.66 billion, or $2.45 per share, in 2006 as compared with $1.98 billion, or $1.81 per share, in 2005, representing an increase in net income and earnings per share of 35 percent. Certain items, reflected in our operating results for 2006 and 2005, should be considered in comparing the two years. The significant items for 2006 are summarized in the Executive Overview. The 2005 items are summarized as follows (see Notes 3, 5, and 14 to the consolidated financial statements for additional information):

•	We incurred a charge related to product liability litigation matters, primarily related to Zyprexa, of $1.07 billion (pretax), which decreased earnings per share by $.90 in the second quarter (Notes 5 and 14).

•	We recognized asset impairments and other special charges of $171.9 million (pretax) in the fourth quarter, which decreased earnings per share by $.14 (Note 5).

•	We adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, in the fourth quarter. The adoption of FIN 47 resulted in an adjustment for the cumulative effect of a change in accounting principle of $22.0 million (after-tax), which decreased earnings per share by $.02 (Note 3).

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

We incurred tax expense of $755.3 million in 2006, resulting in an effective tax rate of 22.1 percent, compared with 26.3 percent for 2005. The effective tax rates for 2006 and 2005 were affected primarily by the product liability charges of $494.9 million and $1.07 billion, respectively. The tax benefit associated with these charges was less than our effective tax rate, as the tax benefit was calculated based upon existing tax laws in the countries in which we reasonably expect to deduct the charge. See Note 12 to the consolidated financial statements for additional information.

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

Pension and Retiree Medical Plan Assumptions

Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets. Retiree medical plan costs include assumptions for the discount rate, retirement age, expected return on plan assets, and health-care-cost trend rates. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 13 to the consolidated financial statements for additional information regarding our retirement benefits.

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

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Income

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2007	2006	2005

	(Dollars in millions, except per-share data)

Net sales	$18,633.5	$15,691.0	$14,645.3
Cost of sales	4,248.8	3,546.5	3,474.2
Research and development	3,486.7	3,129.3	3,025.5
Marketing, selling, and administrative	6,095.1	4,889.8	4,497.0
Acquired in-process research and development (Note 4)	745.6	—	—
Asset impairments, restructuring, and other special charges (Note 5)	302.5	945.2	1,245.3
Other income — net	(122.0)	(237.8)	(314.2)

	14,756.7	12,273.0	11,927.8

Income before income taxes and cumulative effect of a change in accounting principle	3,876.8	3,418.0	2,717.5
Income taxes (Note 12)	923.8	755.3	715.9

Income before cumulative effect of a change in accounting principle	2,953.0	2,662.7	2,001.6
Cumulative effect of a change in accounting principle, net of tax (Note 3)	—	—	(22.0)

Net income	$2,953.0	$2,662.7	$1,979.6

Earnings per share — basic (Note 11)
Income before cumulative effect of a change in accounting principle	$2.71	$2.45	$1.84
Cumulative effect of a change in accounting principle	—	—	(0.02)

Net income	$2.71	$2.45	$1.82

Earnings per share — diluted (Note 11)
Income before cumulative effect of a change in accounting principle	$2.71	$2.45	$1.83
Cumulative effect of a change in accounting principle	—	—	(0.02)

Net income	$2.71	$2.45	$1.81

See notes to consolidated financial statements.

Consolidated Balance Sheets

	December 31
	2007	2006
	Restated,	Restated,
ELI LILLY AND COMPANY AND SUBSIDIARIES	See Note 2	See Note 2

	(Dollars in millions)

Assets
Current Assets
Cash and cash equivalents	$3,220.5	$3,109.3
Short-term investments	1,610.7	781.7
Accounts receivable, net of allowances of $103.1 (2007) and $82.5 (2006)	2,673.9	2,298.6
Other receivables (Note 9)	1,030.9	395.8
Inventories	2,523.7	2,270.3
Deferred income taxes (Note 12)	642.8	578.4
Prepaid expenses	613.6	319.5

Total current assets	12,316.1	9,753.6

Other Assets
Prepaid pension (Note 13)	1,670.5	1,091.5
Investments (Note 6)	577.1	1,001.9
Goodwill and other intangibles — net (Note 4)	2,455.4	130.0
Sundry (Note 9)	1,280.6	1,913.1

	5,983.6	4,136.5
Property and Equipment, net	8,575.1	8,152.3

	$26,874.8	$22,042.4

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt (Note 7)	$413.7	$219.4
Accounts payable	924.4	789.4
Employee compensation	823.8	641.6
Sales rebates and discounts	706.8	508.3
Dividends payable	513.6	463.3
Income taxes payable (Note 12)	238.4	640.6
Other current liabilities (Note 9)	1,816.1	1,991.4

Total current liabilities	5,436.8	5,254.0

Other Liabilities
Long-term debt (Note 7)	4,593.5	3,494.4
Accrued retirement benefit (Note 13)	1,145.1	1,586.9
Long-term income taxes payable (Note 12)	1,196.7	—
Deferred income taxes (Note 12)	287.5	62.2
Other noncurrent liabilities (Note 9)	711.3	824.7

	7,934.1	5,968.2
Commitments and contingencies (Note 14)

Shareholders’ Equity (Notes 8 and 10)
Common stock — no par value
Authorized shares: 3,200,000,000
Issued shares: 1,135,212,894 (2007) and 1,132,578,231 (2006)	709.5	707.9
Additional paid-in capital	3,805.2	3,571.9
Retained earnings	11,806.7	10,766.2
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs — ESOP	(95.2)	(100.7)
Accumulated other comprehensive income (loss) (Note 15)	13.2	(1,388.7)

	13,604.4	10,921.6
Less cost of common stock in treasury
2007 — 899,445 shares
2006 — 909,573 shares	100.5	101.4

	13,503.9	10,820.2

	$26,874.8	$22,042.4

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2007	2006	2005

	(Dollars in millions)

Cash Flows From Operating Activities
Net income	$2,953.0	$2,662.7	$1,979.6
Adjustments To Reconcile Net Income To Cash Flows
From Operating Activities
Depreciation and amortization	1,047.9	801.8	726.4
Change in deferred taxes	122.9	346.8	(347.5)
Stock-based compensation expense	282.0	359.3	403.5
Acquired in-process research and development, net of tax	692.6	—	—
Asset impairments, restructuring, and other special charges,
net of tax	181.5	797.4	1,128.7
Other, net	(8.4)	(196.8)	(30.0)

	5,271.5	4,771.2	3,860.7
Changes in operating assets and liabilities, net of acquisitions
Receivables — (increase) decrease	(842.7)	243.9	(286.4)
Inventories — (increase) decrease	154.3	(60.2)	72.1
Other assets — increase	(355.8)	(43.0)	(269.4)
Accounts payable and other liabilities — increase (decrease)	927.2	(936.0)	(1,463.4)

	(117.0)	(795.3)	(1,947.1)

Net Cash Provided by Operating Activities	5,154.5	3,975.9	1,913.6

Cash Flows From Investing Activities
Purchases of property and equipment	(1,082.4)	(1,077.8)	(1,298.1)
Disposals of property and equipment	32.3	65.2	11.1
Net (repayments) proceeds of short-term investments	(376.9)	1,247.5	62.7
Proceeds from sales and maturities of noncurrent investments	800.1	1,507.7	545.1
Purchases of noncurrent investments	(750.7)	(1,313.2)	(1,183.1)
Purchases of in-process research and development	(111.0)	—	—
Cash paid for acquisitions, net of cash acquired	(2,673.2)	—	—
Other, net	(166.3)	179.0	(353.6)

Net Cash Provided by (Used for) Investing Activities	(4,328.1)	608.4	(2,215.9)

Cash Flows From Financing Activities
Dividends paid	(1,853.6)	(1,736.3)	(1,654.9)
Net repayments of short-term borrowings	(468.5)	(8.4)	(1,988.7)
Proceeds from issuance of long-term debt	2,512.6	—	3,000.0
Repayments of long-term debt	(1,059.5)	(2,781.5)	(1,004.7)
Purchases of common stock	—	(122.1)	(377.9)
Issuances of common stock under stock plans	24.7	59.6	105.9
Other, net	(0.6)	9.9	39.8

Net Cash Used for Financing Activities	(844.9)	(4,578.8)	(1,880.5)

Effect of exchange rate changes on cash	129.7	97.1	(175.8)

Net increase (decrease) in cash and cash equivalents	111.2	102.6	(2,358.6)
Cash and cash equivalents at beginning of year	3,109.3	3,006.7	5,365.3

Cash and Cash Equivalents at End of Year	$3,220.5	$3,109.3	$3,006.7

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31
ELI LILLY AND COMPANY AND SUBSIDIARIES	2007	2006	2005

	(Dollars in millions)

Net income	$2,953.0	$2,662.7	$1,979.6
Other comprehensive income (loss)
Foreign currency translation gains (losses)	756.6	542.4	(533.4)
Net unrealized gains (losses) on securities	(11.4)	(3.2)	0.3
Minimum pension liability adjustment (Note 13)	—	(18.8)	(87.8)
Defined benefit pension and retiree health benefit plans (Note 13)	943.8	—	—
Effective portion of cash flow hedges	(0.1)	143.3	(81.7)

Other comprehensive income (loss) before income taxes	1,688.9	663.7	(702.6)
Provision for income taxes related to other comprehensive income (loss) items	(287.0)	(43.1)	63.4

Other comprehensive income (loss) (Note 15)	1,401.9	620.6	(639.2)

Comprehensive income	$4,354.9	$3,283.3	$1,340.4

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

Selected Quarterly Data (unaudited)

	2007
ELI LILLY AND COMPANY AND SUBSIDIARIES	Fourth	Third	Second	First

	(Dollars in millions, except per-share data)

Net sales	$5,189.6	$4,586.8	$4,631.0	$4,226.1
Cost of sales	1,272.8	1,054.6	998.9	922.5
Operating expenses	2,709.4	2,322.3	2,379.1	2,171.0
Acquired in-process research and development	89.0	—	328.1	328.5
Asset impairments, restructuring, and other special charges	98.2	81.3	—	123.0
Other income — net	(32.1)	(49.8)	(1.8)	(38.3)
Income before income taxes	1,052.3	1,178.4	926.7	719.4
Net income	854.4	926.3	663.6	508.7
Earnings per share — basic	.78	.85	.61	.47
Earnings per share — diluted	.78	.85	.61	.47
Dividends paid per share	.425	.425	.425	.425
Common stock closing prices
High	59.47	58.44	60.56	54.99
Low	49.09	54.09	54.39	51.63

	2006
	Fourth	Third	Second	First

Net sales	$4,245.3	$3,864.1	$3,866.9	$3,714.7
Cost of sales	1,019.0	860.4	860.6	806.5
Operating expenses	2,168.8	1,953.9	2,012.7	1,883.7
Asset impairments, restructuring, and other special charges	945.2	—	—	—
Other income — net	(102.7)	(56.0)	(46.9)	(32.2)
Income before income taxes	215.0	1,105.8	1,040.5	1,056.7
Net income	132.3	873.6	822.0	834.8
Earnings per share — basic	.12	.80	.76	.77
Earnings per share — diluted	.12	.80	.76	.77
Dividends paid per share	.40	.40	.40	.40
Common stock closing prices
High	58.25	57.32	55.27	58.86
Low	51.35	54.26	50.41	54.98

Our common stock is listed on the New York, London, and Swiss stock exchanges.

Selected Financial Data (unaudited)

	As Restated
ELI LILLY AND COMPANY AND SUBSIDIARIES	2007[2]	2006	2005	2004	2003

	(Dollars in millions, except net sales per employee and per-share data)

Operations
Net sales	$18,633.5	$15,691.0	$14,645.3	$13,857.9	$12,582.5
Cost of sales	4,248.8	3,546.5	3,474.2	3,223.9	2,675.1
Research and development	3,486.7	3,129.3	3,025.5	2,691.1	2,350.2
Marketing, selling, and administrative	6,095.1	4,889.8	4,497.0	4,284.2	4,055.4
Other	926.1	707.4	931.1	716.8	240.1
Income before income taxes and cumulative effect of a change in accounting principle	3,876.8	3,418.0	2,717.5	2,941.9	3,261.7
Income taxes	923.8	755.3	715.9	1,131.8	700.9
Net income	2,953.0	2,662.7	1,979.6 [1]	1,810.1	2,560.8
Net income as a percent of sales	15.8%	17.0%	13.5%	13.1%	20.4%
Net income per share — diluted	2.71	2.45	1.81	1.66	2.37
Dividends declared per share	1.75	1.63	1.54	1.45	1.36
Weighted-average number of shares
outstanding — diluted (thousands)	1,090,750	1,087,490	1,092,150	1,088,936	1,082,230

Financial Position
Current assets[3]	$12,316.1	$9,753.6	$10,855.0	$12,895.0	$8,828.1
Current liabilities[3]	5,436.8	5,254.0	5,884.8	7,762.2	5,729.3
Property and equipment — net	8,575.1	8,152.3	7,912.5	7,550.9	6,539.0
Total assets[3]	26,874.8	22,042.4	24,667.8	24,954.0	21,755.3
Long-term debt	4,593.5	3,494.4	5,763.5	4,491.9	4,687.8
Shareholders’ equity[3]	13,503.9	10,820.2	10,631.4	10,759.4	9,604.3

Supplementary Data
Return on shareholders’ equity[3]	24.3%	24.8%	18.5%	17.8%	28.9%
Return on assets[3]	12.1%	11.1%	8.2%	7.8%	12.6%
Capital expenditures	$1,082.4	$1,077.8	$1,298.1	$1,898.1	$1,706.6
Depreciation and amortization	1,047.9	801.8	726.4	597.5	548.5
Effective tax rate	23.8%	22.1%	26.3%	38.5%	21.5%
Net sales per employee	$459,000	$378,000	$344,000	$311,000	$280,000
Number of employees	40,600	41,500	42,600	44,500	45,000
Number of shareholders of record	41,700	44,800	50,800	52,400	54,600

[1]	Reflects the impact of a cumulative effect of a change in accounting principle in 2005 of $22.0 million, net of income taxes of $11.8 million. The diluted earnings per share impact of this cumulative effect of a change in accounting principle was $.02. The net income per diluted share before the cumulative effect of a change in accounting principle was $1.83. See Note 3 for additional information.

[2]	Reflects the ICOS acquisition, effective January 29, 2007. See Note 4 for additional information.

[3]	Amounts restated as discussed in Note 2 to the consolidated financial statements. As a result of the restatement, for all years presented, current assets increased $59.2 million, current liabilities increased $168.5 million, total assets increased $87.0 million, and shareholders’ equity decreased $160.5 million. The restatement had no effect on income in any period presented.

Notes to Consolidated Financial Statements

ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions, except per-share data)

Note 1:	Summary of Significant Accounting Policies

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

Goodwill and other intangibles: Goodwill is not amortized. All other intangibles arising from acquisitions and research alliances have finite lives and are amortized over their estimated useful lives, ranging from 5 to 20 years, using the straight-line method. The weighted-average amortization period for developed product technology is approximately 10 years. Amortization expense for 2007, 2006, and 2005 was $172.8 million, $7.6 million, and $5.4 million before tax, respectively. The estimated amortization expense for the five succeeding years approximates $180 million before tax, per year. Substantially all of the amortization expense is included in cost of sales. See Note 4 for further discussion of goodwill and other intangibles acquired in 2007.

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

The joint venture income represents our share of the Lilly ICOS LLC joint venture results of operations, net of income taxes. We acquired the outstanding ownership of the joint venture in January 2007 as a result of our acquisition of ICOS. See Note 4 for further discussion.

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

During the second quarter of 2008, we determined that our methodology for calculating our return reserve for future product returns in accordance with Statement of Financial Accounting Standard No. 48 (SFAS 48), Revenue Recognition When Right of Return Exists, needed to be corrected. Using the revised methodology, our return reserve was understated by $247.5 million as of December 31, 2007 and 2006.

We performed an evaluation to determine if the errors resulting in the return reserve liability calculated using the revised methodology were material to any individual prior period, taking into account the requirements of the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Based on this analysis, we concluded that while the cumulative error would be material to 2008 and prior-year financial statements, the correction of the error would not be material to any individual period and, therefore, as provided for by SAB 108, the correction of the error does not require previously filed reports to be amended and the correction may be made the next time we file our prior period financial statements. However, we have elected to amend our December 31, 2007 Form 10-K and our March 31, 2008 Form 10-Q. The restatement has no effect on our income, cash flows, or liquidity, and its effects on our financial position at the end of each of the respective restated periods are immaterial. This adjustment affects disclosure in Notes 10 and 12. In addition, we modified our disclosure of certain deferred tax assets, valuation allowances, and uncertain tax positions included in Note 12. These modifications had no impact on our balance sheets, income statements, cash flows, or liquidity.

The tables below present the effect of the balance sheet adjustments related to the restatement of our previously reported consolidated financial statements as of December 31, 2007, 2006 and 2005. The statements of income were not adjusted for any of the years or quarters because we concluded that the amount of the adjustment calculated using the revised methodology was not material in any previously presented period. The amount of the annual adjustment for 2005, 2006, or 2007 would have been $.01 per share or less of diluted earnings per share and .2 percent or less of consolidated net sales. The aggregate statement of income impact from December 31, 2004 to December 31, 2007 would have been an additional expense of approximately $35 million on a pretax basis (approximately $23 million net of tax).

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

As of December 31, 2007 and 2006, we have reduced both deferred tax assets and our valuation allowance by $204.0 million and $63.9 million, respectively. Of the 2007 change, $92.1 million resulted in an increase in our disclosed gross unrecognized tax benefits. These adjustments impact the components of deferred taxes only and have no impact on our consolidated financial position, income, cash flows, or liquidity for any period presented. See Note 12 for additional information.

Note 3:	Implementation of New Financial Accounting Pronouncements

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

We adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 12 for further discussion of the impact of adopting this Interpretation.

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

Note 4:	Acquisitions

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

Note 5:	Asset Impairments, Restructuring, and Other Special Charges

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

Product Liability and Other Special Charges

As a result of our product liability exposures, the substantial majority of which were related to Zyprexa, we recorded net pretax charges of $111.9 million, $494.9 million, and $1.07 billion in 2007, 2006, and 2005, respectively. These charges, which are net of anticipated insurance recoveries, include the costs of product liability settlements and related defense costs, reserves for product liability exposures and defense costs regarding known product liability claims, and expected future claims to the extent we could formulate a reasonable estimate of the probable number and cost of the claims. See Note 14 for further discussion.

Note 6:	Financial Instruments and Investments

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

Note 7:	Borrowings

Long-term debt at December 31 consisted of the following:

	2007	2006

4.50 to 7.13 percent notes (due 2012-2037)	$3,987.4	$1,487.4
2.90 percent notes (due 2008)	300.0	300.0
Floating rate extendible notes (due 2008)	—	1,000.0
Floating rate bonds (due 2037)	400.0	400.0
Private placement bonds (due 2007 and 2008)	72.1	266.3
6.55 percent ESOP debentures (due 2017)	90.6	91.6
Other, including capitalized leases	59.3	109.9
SFAS 133 fair value adjustment	79.2	50.0

	4,988.6	3,705.2
Less current portion	(395.1)	(210.8)

	$4,593.5	$3,494.4

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

Note 8:	Stock Plans

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

Note 9:	Other Assets and Other Liabilities

Our other receivables include income tax receivable, insurance recoverables, interest receivable, and a variety of other items. The increase in other receivables is primarily attributable to an increase in income tax receivable.

Our sundry assets include our capitalized computer software, estimated insurance recoveries from our product litigation (Note 14), deferred tax assets (Note 12), and a variety of other items. The decrease in sundry assets is primarily attributable to a decrease in product liability recoverables and a decrease in deferred tax assets.

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

Note 10:	Shareholders’ Equity

Changes in certain components of shareholders’ equity were as follows:

	Additional	Retained		Common Stock in Treasury
	Paid-in	Earnings	Deferred	Shares
	Capital	(Restated)	Costs — ESOP	(in thousands)	Amount

Balance at January 1, 2005[1]	$3,119.4	$9,564.1	$(111.9)	943	$103.8
Net income		1,979.6
Cash dividends declared per share: $1.54		(1,677.0)
Retirement of treasury shares	(381.7)			(6,874)	(386.0)
Purchase for treasury				6,704	377.9
Issuance of stock under employee stock plans	172.9			161	84
Stock-based compensation	403.5
ESOP transactions	9.7		5.6

Balance at December 31, 2005	3,323.8	9,866.7	(106.3)	934	104.1
Net income		2,662.7
Cash dividends declared per share: $1.63		(1,763.2)
Retirement of treasury shares	(129.1)			(2,297)	(130.6)
Purchase for treasury				2,145	122.1
Issuance of stock under employee stock plans — net	6.2			128	5.8
Stock-based compensation	359.3
ESOP transactions	11.7		5.6

Balance at December 31, 2006	3,571.9	10,766.2	(100.7)	910	101.4
Net income		2,953.0
Cash dividends declared per share: $1.75		(1,903.9)
Retirement of treasury shares	(3.9)			(76)	(3.9)
Issuance of stock under employee stock plans — net	(55.2)			65	3.0
Stock-based compensation	282.0
ESOP transactions	10.4		5.5
FIN 48 implementation (Note 12)		(8.6)

Balance at December 31, 2007	$3,805.2	$11,806.7	$(95.2)	899	$100.5

[1]	As discussed in Note 2, retained earnings at January 1, 2005 decreased $160.5 million as a result of the restatement.

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

We have an ESOP as a funding vehicle for the existing employee savings plan. The ESOP used the proceeds of a loan from us to purchase shares of common stock from the treasury. The ESOP issued $200 million of third-party debt, repayment of which was guaranteed by us (see Note 7). The proceeds were used to purchase shares of our common stock on the open market. Shares of common stock held by the ESOP will be allocated to participating employees annually through 2017 as part of our savings plan contribution. The fair value of shares allocated each period is recognized as compensation expense.

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

The following is a reconciliation of the denominators used in computing earnings per share before cumulative effect of a change in accounting principle:

	2007	2006	2005

	(Shares in thousands)
Income before cumulative effect of a change in accounting principle available to common shareholders	$2,953.0	$2,662.7	$2,001.6

Basic earnings per share
Weighted-average number of common shares outstanding, including incremental shares	1,090,430	1,086,239	1,088,754

Basic earnings per share before cumulative effect of a change in accounting principle	$2.71	$2.45	$1.84

Diluted earnings per share
Weighted-average number of common shares outstanding	1,088,929	1,085,337	1,088,115
Stock options and other incremental shares	1,821	2,153	4,035

Weighted-average number of common shares outstanding — diluted	1,090,750	1,087,490	1,092,150

Diluted earnings per share before cumulative effect of a change in accounting principle	$2.71	$2.45	$1.83

Note 12:	Income Taxes (Restated)

Following is the composition of income taxes attributable to income before cumulative effect of a change in accounting principle:

	2007	2006	2005

Current
Federal	$489.5	$197.7	$517.4
Foreign	412.1	390.6	649.8
State	27.7	(25.2)	11.6

	929.3	563.1	1,178.8
Deferred
Federal	53.0	78.3	89.4
Foreign	(27.9)	113.5	(86.8)
State	(30.6)	0.4	(0.5)
Unremitted earnings to be repatriated due to change in tax law	—	—	(465.0)

	(5.5)	192.2	(462.9)

Income taxes	$923.8	$755.3	$715.9

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006

Deferred tax assets
Intercompany profit in inventories	$810.5	$713.3
Tax loss carryforwards and carrybacks	712.2	293.2
Compensation and benefits	654.8	713.4
Tax credit carryforwards and carrybacks	361.5	286.9
Product return reserves	110.0	110.1
Asset purchases	95.4	98.0
Financial instruments	83.6	83.2
Sale of intangibles	69.1	161.3
Asset disposals	62.9	94.6
Other	311.8	270.2

	3,271.8	2,824.2
Valuation allowances	(354.2)	(473.1)

Total deferred tax assets	2,917.6	2,351.1
Deferred tax liabilities
Prepaid employee benefits	(675.9)	(485.8)
Property and equipment	(662.2)	(701.2)
Intangibles	(532.5)	—
Inventories	(432.4)	(333.4)
Other	(198.3)	(150.2)

Total deferred tax liabilities	(2,501.3)	(1,670.6)

Deferred tax assets — net	$416.3	$680.5

At December 31, 2007, we had net operating losses and other carryforwards for international and U.S. income tax purposes of $1.15 billion: $27.0 million will expire within 10 years; $1.09 billion will expire between 10 and 20 years; and $36.9 million of the carryforwards will never expire. The primary components of the remaining portion of the deferred tax asset for tax loss carryforwards and carrybacks are related to net operating losses for state income tax purposes that are fully reserved and a capital loss of $433.6 million, which we expect to be carried back. We also have tax credit carryforwards and carrybacks of $361.5 million available to reduce future income taxes; $80.7 million will be carried back; $34.1 million of the tax credit carryforwards will expire after 5 years; and $13.3 million of the tax credit carryforwards will never expire. The remaining portion of the tax credit carryforwards is related to state tax credits that are fully reserved. The increase in both the deferred tax asset for tax loss carryforwards and carrybacks and the deferred tax liability for intangibles resulted primarily from the acquisition of ICOS. See Note 4 for further discussion. Certain of the tax loss carryforwards and carrybacks could be reduced upon examination of our income tax returns by the tax authorities in the various jurisdictions. Beginning with the adoption of FIN 48 in 2007, we reduced the deferred tax assets and related valuation allowances recorded for these tax loss carryforwards and carrybacks to reflect the estimated resolution of the examinations. The reduction in the total valuation allowances in 2007 resulted primarily from this change.

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

Beginning balance at January 1, 2007	$1,470.8
Additions based on tax positions related to the current year	206.4
Additions for tax positions of prior years	35.6
Reductions for tax positions of prior years	(53.1)
Settlements	(2.3)

Balance at December 31, 2007	$1,657.4

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

We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007, 2006, and 2005, we recognized $66.6 million, $51.2 million, and $44.2 million in interest and penalties, respectively. At December 31, 2007 and 2006, our accruals for the payment of interest and penalties totaled $364.2 million and $262.6 million, respectively. Substantially all of the expense and accruals relate to interest.

Note 13:	Retirement Benefits

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

Note 14:	Contingencies

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

Note 15:	Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

			Defined Benefit	Effective	Accumulated
	Foreign Currency	Unrealized	Pension and	Portion of	Other
	Translation	Gains on	Retiree Health	Cash Flow	Comprehensive
	Gains	Securities	Benefit Plans	Hedges	Income (Loss)

Beginning balance at January 1, 2007	$560.4	$20.0	$(1,803.3)	$(165.8)	$(1,388.7)
Other comprehensive income (loss)	756.6	(5.4)	651.7	(1.0)	1,401.9

Balance at December 31, 2007	$1,317.0	$14.6	$(1,151.6)	$(166.8)	$13.2

The amounts above are net of income taxes. The income taxes associated with the unrecognized losses and prior service costs (Note 13) were an expense of $292.1 million for 2007. The income taxes related to the other components of comprehensive income were not significant, as income taxes were not provided for foreign currency translation.

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

As discussed in Note 3 to the financial statements, in 2005 Eli Lilly and Company and subsidiaries adopted a new accounting pronouncement for asset retirement obligations. As discussed in Note 13 to the financial statements, in 2006 Eli Lilly and Company and subsidiaries adopted a new accounting pronouncement for defined benefit pension and other postretirement plans. As discussed in Note 12 to the financial statements, in 2007 Eli Lilly and Company and subsidiaries adopted a new accounting pronouncement for income taxes.

Indianapolis, Indiana
February 8, 2008, except as to the restatement described in Note 2, as to which the date is October 21, 2008

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Eli Lilly and Company and subsidiaries and our report dated February 8, 2008, except as to the restatement described in Note 2, as to which the date is October 21, 2008, expressed an unqualified opinion thereon.

Indianapolis, Indiana
February 8, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-K/A) is recorded, processed, summarized, and reported on a timely basis.

Our management, with the participation of Sidney Taurel, chairman and chief executive officer (through March 31, 2008), and John C. Lechleiter, Ph.D., president and chief executive officer (beginning April 1, 2008), and Derica W. Rice, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of December 31, 2007, and concluded that they are effective.

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

Information relating to our executive officers is found at Part I, Item 1 of this Form 10-K/A under “Executive Officers of the Company.” In addition, information relating to certain filing obligations of directors and executive officers under the federal securities laws is found in the Proxy Statement under “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance,” at page 115. That information is incorporated in this report by reference.

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

In the event of any amendments to, or waivers from, a provision of the code affecting the chief executive officer, chief financial officer, chief accounting officer, controller, or persons performing similar functions, we intend to post on the above web site within four business days after the event a description of the amendment or waiver as required under applicable SEC rules. We will maintain that information on our web site for at least 12 months. Paper copies of these documents are available free of charge upon request to the company’s secretary at the address on the front of this Form 10-K/A.

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

Eli Lilly and Company

By	/s/ John C. Lechleiter
John C. Lechleiter, Ph.D., President and Chief Executive Officer

October 21, 2008

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