Form 10-Q/A
period 2008-03-31
LILLY ELI & CO
filed 2008-10-21
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Amendment No. 1 to Form 10-Q/A
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

Explanatory Note
Overview
Eli Lilly and Company is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2008, to amend and restate our consolidated condensed balance sheets as of March 31, 2008 and December 31, 2007. As described below and in Note 2, the restatement adjusts our return reserve for future product returns for each period from January 1, 2007. The restatement has no effect on our income, cash flows, or liquidity, and its effects on our financial position at the end of each of the respective restated periods are immaterial. There have been no changes from the original Form 10-Q other than those described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q other than as described above.
Background
During the second quarter of 2008, we determined that our methodology for calculating our return reserve for future product returns in accordance with Statement of Financial Accounting Standard No. 48 (SFAS 48), Revenue Recognition When Right of Return Exists, needed to be corrected. Using the revised methodology, our return reserve was understated by $247.5 million as of March 31, 2008 and December 31, 2007.
Effects of Restatement
The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported consolidated condensed balance sheets as of March 31, 2008 and December 31, 2007. The consolidated statements of income were not adjusted for any of the periods presented because we concluded that the amount of the adjustment calculated using the revised methodology was not material in any previously presented period.

The effect of the restatement on the consolidated condensed balance sheet as of March 31, 2008 is as follows:

	As Reported	Adjustments	As Restated
Current deferred tax asset	$565.4	$59.2	$624.6
Total current assets	12,494.2	59.2	12,553.4
Sundry (long-term deferred tax asset)	1,246.8	27.8	1,274.6
Total other assets	6,063.9	27.8	6,091.7
Total assets	27,220.2	87.0	27,307.2
Other current liabilities[1]	1,824.7	168.5	1,993.2
Total current liabilities	4,164.3	168.5	4,332.8
Other noncurrent liabilities	1,037.5	79.0	1,116.5
Total other noncurrent liabilities	8,145.7	79.0	8,224.7
Retained earnings	13,033.8	(160.5)	12,873.3
Total shareholders’ equity	14,910.2	(160.5)	14,749.7
Total liabilities and shareholders’ equity	27,220.2	87.0	27,307.2
The effect of the restatement on the consolidated condensed balance sheet as of December 31, 2007 is as follows:

	As Reported	Adjustments	As Restated
Current deferred tax asset	$583.6	$59.2	$642.8
Total current assets	12,256.9	59.2	12,316.1
Sundry (long-term deferred tax asset)	1,252.8	27.8	1,280.6
Total other assets	5,955.8	27.8	5,983.6
Total assets	26,787.8	87.0	26,874.8
Other current liabilities[1]	1,647.6	168.5	1,816.1
Total current liabilities	5,268.3	168.5	5,436.8
Other noncurrent liabilities	632.3	79.0	711.3
Total other noncurrent liabilities	7,855.1	79.0	7,934.1
Retained earnings	11,967.2	(160.5)	11,806.7
Total shareholders’ equity	13,664.4	(160.5)	13,503.9
Total liabilities and shareholders’ equity	26,787.8	87.0	26,874.8

[1]	The 2007 As Reported balance reflects a $94.1 million reclassification made in the first quarter of 2008 from accounts payable to other current liabilities.

Consistent with the information above, we have revised the following items in this Form 10-Q/A:
Part I
     Item 1 — Financial Statements — As described in the explanatory note, we have added Note 2, explaining the restatement, and renumbered the remaining notes. We have also amended and restated our consolidated condensed balance sheets as of March 31, 2008 and December 31, 2007.
     Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — We have added an introductory paragraph summarizing the effect of the restatement, and we have updated the cross-references to the notes to the financial statements.
In addition, we have provided new Rule 13a-14(a) and Section 1350 certifications from our chief executive officer and chief financial officer. Except to the extent relating to the restatement of our consolidated condensed balance sheets as described above, the consolidated financial statements and other disclosures in this Form 10-Q/A are unchanged and do not reflect any events that have occurred after its initial filing on May 6, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions except per-share data)
Net sales	$4,807.6	$4,226.1

Cost of sales	1,111.3	922.5
Research and development	877.1	834.2
Marketing, selling, and administrative	1,550.5	1,336.8
Acquired in-process research and development (Note 4)	87.0	328.5
Asset impairments, restructuring, and other special charges (Note 5)	145.7	123.0
Other income — net (Note 13)	(20.3)	(38.3)

	3,751.3	3,506.7

Income before income taxes	1,056.3	719.4
Income taxes (Note 10)	(8.0)	210.7

Net income	$1,064.3	$508.7

Earnings per share — basic (Note 9)	$.97	$.47

Earnings per share — diluted (Note 9)	$.97	$.47

Dividends paid per share	$.47	$.425

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Eli Lilly and Company and Subsidiaries

	March 31, 2008 Restated, See Note 2	December 31, 2007 Restated, See Note 2
	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,145.4	$3,220.5
Short-term investments (Note 6)	2,289.1	1,610.7
Accounts receivable, net of allowances of $109.7 (2008) and $103.1 (2007)	2,661.1	2,673.9
Other receivables	709.0	1,030.9
Inventories	2,594.4	2,523.7
Deferred income taxes	624.6	642.8
Prepaid expenses	529.8	613.6

TOTAL CURRENT ASSETS	12,553.4	12,316.1

OTHER ASSETS
Prepaid pension (Note 11)	1,842.5	1,670.5
Investments (Note 6)	596.1	577.1
Goodwill and other intangibles — net (Note 4)	2,378.5	2,455.4
Sundry	1,274.6	1,280.6

	6,091.7	5,983.6

PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	15,164.5	14,841.3
Less allowances for depreciation	(6,502.4)	(6,266.2)

	8,662.1	8,575.1

	$27,307.2	$26,874.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$73.0	$413.7
Accounts payable	789.8	924.4
Employee compensation	468.2	823.8
Sales rebates and discounts	728.1	706.8
Dividends payable	—	513.6
Income taxes payable (Note 10)	280.5	238.4
Other current liabilities	1,993.2	1,816.1

TOTAL CURRENT LIABILITIES	4,332.8	5,436.8

Long-term debt	4,648.3	4,593.5
Accrued retirement benefit (Note 11)	1,169.6	1,145.1
Long-term income taxes payable (Note 10)	951.0	1,196.7
Deferred income taxes	339.3	287.5
Other noncurrent liabilities	1,116.5	711.3

	8,224.7	7,934.1

SHAREHOLDERS’ EQUITY (Notes 7 and 8)
Common stock	711.2	709.5
Additional paid-in capital	3,787.7	3,805.2
Retained earnings	12,873.3	11,806.7
Employee benefit trust	(2,635.0)	(2,635.0)
Deferred costs-ESOP	(95.3)	(95.2)
Accumulated other comprehensive income	207.0	13.2

	14,848.9	13,604.4
Less cost of common stock in treasury	99.2	100.5

	14,749.7	13,503.9

	$27,307.2	$26,874.8

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
Note 2: Restatement of Prior Period Financial Statements
During the second quarter of 2008, we determined that our methodology for calculating our return reserve for future product returns in accordance with Statement of Financial Accounting Standard No. 48 (SFAS 48), Revenue Recognition When Right of Return Exists, needed to be corrected. Using the revised methodology, our return reserve was understated by $247.5 million as of March 31, 2008 and December 31, 2007.
We performed an evaluation to determine if the errors resulting in the return reserve liability calculated using the revised methodology were material to any individual prior period, taking into account the requirements of the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Based on this analysis, we concluded that while the cumulative error would be material to the 2008 and prior-year financial statements, the correction of the error would not be material to any individual period and, therefore, as provided for by SAB 108, the correction of the error does not require previously filed reports to be amended and the correction may be made the next time we file our prior period financial statements. However, we have elected to amend our March 31, 2008 Form 10-Q. The restatement has no effect on our income, cash flows, or liquidity, and its effects on our financial position at the end of each of the respective restated periods are immaterial. We restated the March 31, 2008 and December 31, 2007 consolidated condensed balance sheets included in this filing.
The tables below present the effect of the balance sheet adjustments related to the restatement of our previously reported consolidated condensed financial statements as of March 31, 2008 and December 31, 2007. The statements of income were not adjusted for any of the periods presented because we concluded that the amount of the adjustment calculated using the revised methodology was not material in any previously presented period.

The effect of the restatement on the consolidated condensed balance sheet as of March 31, 2008 is as follows:

	As Reported	Adjustments	As Restated

Current deferred tax asset	$565.4	$59.2	$624.6
Total current assets	12,494.2	59.2	12,553.4
Sundry (long-term deferred tax asset)	1,246.8	27.8	1,274.6
Total other assets	6,063.9	27.8	6,091.7
Total assets	27,220.2	87.0	27,307.2
Other current liabilities[1]	1,824.7	168.5	1,993.2
Total current liabilities	4,164.3	168.5	4,332.8
Other noncurrent liabilities	1,037.5	79.0	1,116.5
Total other noncurrent liabilities	8,145.7	79.0	8,224.7
Retained earnings	13,033.8	(160.5)	12,873.3
Total shareholders’ equity	14,910.2	(160.5)	14,749.7
Total liabilities and shareholders’ equity	27,220.2	87.0	27,307.2

The effect of the restatement on the consolidated condensed balance sheet as of December 31, 2007 is as follows:

	As Reported	Adjustments	As Restated

Current deferred tax asset	$583.6	$59.2	$642.8
Total current assets	12,256.9	59.2	12,316.1
Sundry (long-term deferred tax asset)	1,252.8	27.8	1,280.6
Total other assets	5,955.8	27.8	5,983.6
Total assets	26,787.8	87.0	26,874.8
Other current liabilities[1]	1,647.6	168.5	1,816.1
Total current liabilities	5,268.3	168.5	5,436.8
Other noncurrent liabilities	632.3	79.0	711.3
Total other noncurrent liabilities	7,855.1	79.0	7,934.1
Retained earnings	11,967.2	(160.5)	11,806.7
Total shareholders’ equity	13,664.4	(160.5)	13,503.9
Total liabilities and shareholders’ equity	26,787.8	87.0	26,874.8

[1]	The 2007 As Reported balance reflects the $94.1 million reclassification made in the first quarter of 2008 from accounts payable to other current liabilities.
As a result of this restatement, opening retained earnings as of January 1, 2007 decreased $160.5 million to $10,766.2.
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
Note 8: Shareholders’ Equity
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
Government Investigations and Related Litigation
In March 2004, the Office of the U.S. Attorney for the Eastern District of Pennsylvania (EDPA) advised us that it had commenced an investigation related to our U.S. marketing and promotional practices, including our communications with physicians and remuneration of physician consultants and advisors, with respect to Zyprexa, Prozac, and Prozac Weekly. In November 2007, we received a grand jury subpoena from the EDPA for a broad range of documents related to Zyprexa. A number of State Medicaid Fraud Control Units are coordinating with the EDPA in its investigation of any Medicaid-related claims relating to our marketing and promotion of Zyprexa. In October 2005, the EDPA advised that it is also conducting an inquiry regarding certain rebate agreements we entered into with a pharmacy benefit manager covering Axid®, Evista, Humalog®, Humulin ®, Prozac, and Zyprexa. The inquiry includes a review of our Medicaid best price reporting related to the product sales covered by the rebate agreements.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As discussed in the explanatory note to this Form 10-Q/A and in Note 2 to our consolidated condensed financial statements, we are restating our consolidated condensed balance sheets as of March 31, 2008 and December 31, 2007. As described in Note 2, the restatement adjusts our return reserve for future product returns for each period from January 1, 2007. In this Item 2, we have updated cross-references to the notes to the consolidated financial statements. The restatement has no effect on our income, cash flows, or liquidity, and its effects on our financial position at the end of each of the respective restated periods are immaterial. Except as described above, the consolidated financial statements and other disclosures in this Form 10-Q/A are unchanged and do not reflect any events that have occurred after its initial filing on May 6, 2008.
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
FINANCIAL EXPECTATIONS FOR 2008
We now expect earnings per share for the full year of 2008 to be in the range from $3.90 to $4.05. This guidance includes the income tax benefit of $.19 per share resulting from the resolution of the IRS income tax audit, a $.09 per share charge related to asset impairments and restructuring (exit costs) primarily related to the termination of the AIR Insulin program, and a $.05 per share charge related to the licensing transaction with BioMS. This guidance does not reflect potential charges related to the voluntary exit program announced in April 2008. (See Note 5 to the consolidated condensed financial statements for additional information.) Excluding the effect of the resolution of the IRS income tax audit, the estimated effective tax rate has been revised to approximately 22 percent from the previously stated 23 percent. This reduction is the result of a more favorable forecast of the mix of income between our domestic and international operations and the alignment of our practices with the conclusions of the most recent IRS audit. No other elements of our previously issued line item guidance have been changed.
We caution investors that any forward-looking statements or projections made by us, including those above, are based on management’s belief at the time they are made. However, they are subject to risks and uncertainties. Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the timing and scope of regulatory approvals and the success of our new product launches; asset impairments and restructuring charges; acquisitions and business development transactions; foreign exchange rates; wholesaler inventory changes; other regulatory developments, litigation, and government investigations; and the impact of governmental actions regarding pricing, importation, and reimbursement for pharmaceuticals or the protection of intellectual property rights. Other factors that may affect our operations and prospects are discussed in Item 1A of our 2007 Form 10-K/A, “Risk Factors.” We undertake no duty to update these forward-looking statements.
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
The website link to our SEC filings is http://investor.lilly.com/edgar.cfm.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-Q/A) is recorded, processed, summarized, and reported on a timely basis.

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
Other Product Liability Litigation
We refer to Part I, Item 3, of our Form 10-K/A annual report for 2007 for the discussion of product liability litigation involving diethylstilbestrol (DES) and vaccines containing the preservative thimerosal. In the DES litigation, we have been named as a defendant in approximately 60 suits involving approximately 115 claimants. In the thimerosal litigation, we have been named as a defendant in approximately 220 suits with approximately 310 claimants.
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

ELI LILLY AND COMPANY (Registrant)

Date: October 21, 2008	/s/ James B. Lootens James B. Lootens
Secretary and Deputy General Counsel

Date: October 21, 2008	/s/ Arnold C. Hanish Arnold C. Hanish
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