Form 10-Q
period 2009-06-30
LILLY ELI & CO
filed 2009-07-31
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED JUNE 30, 2009
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
Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
The number of shares of common stock outstanding as of July 20, 2009:

Class	Number of Shares Outstanding
Common	1,149,021,510

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions, except per-share data)
Net product sales	$5,113.3	$5,033.8	$10,005.1	$9,743.2
Collaboration and other revenue (Note 4)	179.5	116.6	334.7	214.8

Total revenue	5,292.8	5,150.4	10,339.8	9,958.0

Cost of sales	947.4	1,200.9	1,763.8	2,312.2
Research and development	1,040.4	951.5	1,987.7	1,828.6
Marketing, selling, and administrative	1,708.2	1,700.1	3,237.4	3,250.6
Acquired in-process research and development (Note 3)	—	35.0	—	122.0
Asset impairments, restructuring, and other special charges (Note 5)	105.0	88.9	105.0	234.6
Other — net, expense (income) (Note 13)	24.1	(32.3)	94.8	(52.6)

	3,825.1	3,944.1	7,188.7	7,695.4

Income before income taxes	1,467.7	1,206.3	3,151.1	2,262.6
Income taxes (Note 10)	309.2	247.5	679.5	239.5

Net income	$1,158.5	$958.8	$2,471.6	$2,023.1

Earnings per share — basic and diluted (Note 9)	$1.06	$.88	$2.25	$1.85

Dividends paid per share	$.49	$.47	$.98	$.94

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Eli Lilly and Company and Subsidiaries

	June 30, 2009	December 31, 2008
	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,322.3	$5,496.7
Short-term investments (Note 6)	168.1	429.4
Accounts receivable, net of allowances of $99.4 (2009) and $97.4 (2008)	2,841.3	2,778.8
Other receivables	488.6	498.5
Inventories	2,999.7	2,493.2
Deferred income taxes	290.6	382.1
Prepaid expenses	824.7	374.6

TOTAL CURRENT ASSETS	10,935.3	12,453.3

OTHER ASSETS
Investments (Note 6)	1,239.0	1,544.6
Goodwill and other intangibles — net (Note 3)	3,790.3	3,929.1
Sundry	2,372.6	2,659.3

	7,401.9	8,133.0

PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	15,215.7	15,315.9
Less allowances for depreciation	(6,621.4)	(6,689.6)

	8,594.3	8,626.3

	$26,931.5	$29,212.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$1,034.9	$5,846.3
Accounts payable	918.6	885.8
Employee compensation	569.0	771.0
Sales rebates and discounts	951.0	873.4
Dividends payable	538.0	536.8
Income taxes payable	342.8	229.2
Other current liabilities	2,635.0	3,967.2

TOTAL CURRENT LIABILITIES	6,989.3	13,109.7

Long-term debt	6,688.0	4,615.7
Accrued retirement benefit (Note 11)	2,314.2	2,387.6
Long-term income taxes payable (Note 10)	969.6	906.2
Deferred income taxes	79.4	74.7
Other noncurrent liabilities	1,331.0	1,381.0

	11,382.2	9,365.2

SHAREHOLDERS’ EQUITY (Notes 7 and 8)
Common stock	718.7	711.1
Additional paid-in capital	4,455.4	3,976.6
Retained earnings	9,049.5	7,654.9
Employee benefit trust	(3,013.2)	(2,635.0)
Deferred costs-ESOP	(82.0)	(86.3)
Accumulated other comprehensive loss	(2,466.8)	(2,786.8)
Noncontrolling interests	(3.1)	2.4

	8,658.5	6,836.9

Less cost of common stock in treasury	98.5	99.2

	8,560.0	6,737.7

	$26,931.5	$29,212.6

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,471.6	$2,023.1
Adjustments to reconcile net income to cash flows from operating activities:
Payments related to the Eastern District of Pennsylvania settlement (Note 12)	(1,392.8)	—
Other changes in operating assets and liabilities, net of acquisitions	(1,194.9)	(51.3)
Depreciation and amortization	612.3	559.0
Stock-based compensation expense	160.4	114.8
Deferred income taxes	340.1	(41.5)
Acquired in-process research and development, net of tax	—	79.3
Other, net	14.5	100.1

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,011.2	2,783.5

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(333.9)	(450.6)
Net change in short-term investments	457.8	(730.7)
Purchases of noncurrent investments	(122.8)	(979.3)
Proceeds from sales and maturities of noncurrent investments	367.4	474.8
Purchase of in-process research and development	—	(122.0)
Other, net	(39.1)	(66.3)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	329.4	(1,874.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,075.8)	(1,021.2)
Net change in short-term borrowings	(4,812.8)	(349.3)
Proceeds from issuance of long-term debt	2,400.0	0.1
Repayment of long-term debt	—	(7.4)
Other, net	(3.4)	(7.6)

NET CASH USED IN FINANCING ACTIVITIES	(3,492.0)	(1,385.4)

Effect of exchange rate changes on cash and cash equivalents	(23.0)	123.8

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,174.4)	(352.2)

Cash and cash equivalents at January 1	5,496.7	3,220.5

CASH AND CASH EQUIVALENTS AT JUNE 30	$3,322.3	$2,868.3

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Dollars in millions)

Net income	$1,158.5	$958.8	$2,471.6	$2,023.1

Other comprehensive income, net of tax[1]	663.5	7.1	320.0	200.9

Comprehensive income	$1,822.0	$965.9	$2,791.6	$2,224.0

[1]	The significant components of other comprehensive income were gains from foreign currency translation adjustments of $596.4 million and $192.7 million for the three months and six months ended June 30, 2009, respectively. In addition, net unrealized gains on investment securities of $94.2 million and $97.0 million were included in other comprehensive income for the three months and six months ended June 30, 2009, respectively. The significant components of other comprehensive income for the six months ended June 30, 2008 were gains from foreign currency translation adjustments of $263.7 million, partially offset by net unrealized losses on investment securities of $60.4 million.
See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION
We operate in one significant business segment — human pharmaceutical products. Operations of our animal health business segment are not material and share many of the same economic and operating characteristics as human pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the second quarters of 2009 and 2008 was $47.6 million and $28.4 million, respectively, and $83.3 million and $55.3 million for the six months ended June 30, 2009 and 2008, respectively.
REVENUE BY CATEGORY
Worldwide revenue by category was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Dollars in millions)
Net sales — to unaffiliated customers
Neurosciences	$2,185.7	$2,126.7	$4,263.4	$4,098.1
Endocrinology	1,389.2	1,401.8	2,715.4	2,714.4
Oncology	762.4	715.1	1,491.6	1,388.5
Cardiovascular	454.1	476.6	909.2	938.6
Animal health	275.4	254.5	539.5	489.9
Other pharmaceuticals	46.5	59.1	86.0	113.7

Net product sales	5,113.3	5,033.8	10,005.1	9,743.2
Collaboration and other revenue	179.5	116.6	334.7	214.8

Total revenue	$5,292.8	$5,150.4	$10,339.8	$9,958.0

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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to the December 31, 2008 consolidated condensed financial statements to conform with the June 30, 2009 presentation. We issued our financial statements by filing with the Securities and Exchange Commission on July 31, 2009. We have evaluated subsequent events up to the time of the filing.
Note 2: Implementation of New Financial Accounting Pronouncements
The Financial Accounting Standards Board (FASB) Statement on Business Combinations was effective for us for business combinations with the acquisition date on or after January 1, 2009. This Statement changes the way in which the acquisition method is to be applied in a business combination. The primary revisions require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability. This Statement significantly amends other authoritative guidance on Business Combinations as well, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. The accounting for income taxes was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.
We adopted the provisions of the FASB Statement on Consolidations relating to the accounting for noncontrolling interests on January 1, 2009. This Statement amends previous authoritative guidance, by requiring companies to report a noncontrolling interest in a subsidiary as equity in its consolidated financial statements. Disclosure of the amounts of consolidated net income attributable to the parent and the noncontrolling interest will be required. This Statement also clarifies that transactions that result in a change in a parent’s ownership interest in a subsidiary that do not result in deconsolidation will be treated as equity transactions, while a gain or loss will be recognized by the parent when a subsidiary is deconsolidated. We now classify our noncontrolling interest in a subsidiary as part of shareholders’ equity in our consolidated condensed statements of financial position at June 30, 2009 and reclassified the December 31, 2008 balances accordingly. The net income attributed to the noncontrolling interest in a subsidiary for the second quarters and first six months of 2009 and 2008 is not material and has not been separately disclosed in the consolidated condensed statements of income.
We adopted the provisions of the FASB Statement on disclosures relating to Derivatives and Hedging on January 1, 2009. This Statement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. These disclosures are included in Note 6.
We adopted the provisions of the Emerging Issues Task Force guidance related to Collaborative Arrangements on January 1, 2009. This guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This guidance has been applied retrospectively to all prior periods presented for significant collaborative arrangements existing as of the effective date by classifying revenues into two separate components: net product sales and collaboration and other revenue. See Note 4 for additional information.
We adopted the provisions of the FASB Staff Position (FSP) relating to Investments on January 1, 2009. This FSP amends the other-than-temporary recognition guidance for debt securities and requires additional interim and annual disclosures of other-than-temporary impairments on debt and equity securities. Pursuant to the new guidance, an other-than-temporary impairment has occurred if a company does not expect to recover the entire amortized cost basis of the security. In this situation, if the company does not intend to sell the impaired security, and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis, the amount of the other-than-temporary impairment recognized in earnings is limited to the portion attributed to the credit loss. The remaining portion of the other-than-temporary impairment is then recorded in other comprehensive income. This FSP has been applied to existing and new securities as of January 1, 2009. The applicable disclosures are included in Note 6. The implementation of this FSP was not material to our consolidated financial position or results of operations and there was no cumulative effect adjustment.
We adopted the provisions of a FSP relating to Fair Value Measurements and Disclosures, as of March 31, 2009. This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures. The implementation of this FSP was not material to our consolidated financial position or results of operations.
We adopted the provisions of a FSP on Financial Instruments, as of March 31, 2009. This FSP required disclosures about fair value of all financial instruments for interim reporting periods. The applicable disclosures are included in Note 6. The implementation of this FSP was not material to our consolidated financial position or results of operations.
In June 2009, the FASB issued a Statement on Subsequent Events. This Statement provides authoritative accounting literature and disclosure requirements for material events occurring subsequent to the balance sheet date and prior to the issuance of the financial statements. This Statement is effective for us for the periods ended on and after June 30, 2009. The implementation of this Statement was not material to our consolidated financial position or results of operations.
In June 2009, the FASB issued a Statement on Transfers and Servicing, an amendment of previous authoritative guidance. The most significant amendments resulting from this Statement consist of the removal of the concept of a qualifying special-purpose entity (SPE) from previous authoritative guidance, and the elimination of the exception for qualifying SPEs from the Consolidation guidance regarding variable interest entities. This Statement is effective for us January 1, 2010 and is not expected to be material to our consolidated financial position or results of operations.
In June 2009, the FASB issued a Statement which amends the previous Consolidations guidance regarding variable interest entities and addresses the effects of eliminating the qualifying special-purpose entity concept from the guidance on Transfers and Servicing. This Statement responds to concerns about the application of certain key provisions of the previous guidance on Consolidations regarding variable interest entities, including concerns over the transparency of enterprises’ involvement with variable interest entities. This Statement is effective for us January 1, 2010 and is not expected to be material to our consolidated financial position or results of operations.
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
Most of these acquisitions included in-process research and development (IPR&D), which represented compounds, new indications, or line extensions under development that had not yet achieved regulatory approval for marketing. There are several methods that can be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilized the “income method,” which applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. Pursuant to the existing rules, these acquired IPR&D intangible assets totaling $4.71 billion in 2008 were expensed immediately subsequent to the acquisition because the products had no alternative future use. None of these charges were incurred during the first or second quarters of 2008. The ongoing activities with respect to each of these products in development are not material to our research and development expenses.
In addition to the acquisitions of businesses, we also acquired several products in development. The acquired IPR&D related to these products of $122.0 million in 2008 was also written off by a charge to income immediately upon acquisition because the products had no alternative future use.
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
In January 2008, our agreement with BioMS Medical Corp. to acquire the rights to its compound for the treatment of multiple sclerosis became effective. At the inception of this agreement, this compound was in the development stage (Phase III clinical trials) and had no alternative future use. As with many development-phase compounds, launch of the product, if approved, was not expected in the near term. In July 2009, data from the Phase III clinical trials showed there were no statistically significant differences between dirucotide and placebo on the primary or secondary endpoints of the study, and ongoing clinical trials were discontinued. The charge of $87.0 million for acquired IPR&D related to this arrangement was included as expense in the first quarter of 2008 and was deductible for tax purposes.
In connection with these arrangements, our partners are generally entitled to future milestones and royalties based on sales should these products be approved for commercialization.
Note 4: Collaborations
We often enter into collaborative arrangements to develop and commercialize drug candidates. Collaborative activities might include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These collaborations often require milestone and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party. Revenues related to products sold by us pursuant to these arrangements are included in net product sales, while other sources of revenue (e.g., royalties and profit share payments) are included in collaboration and other revenue. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item, net of any payments made to or reimbursements received from our collaboration partners. Each collaboration is unique in nature, and our more significant arrangements are discussed below.

Erbitux
Prior to our acquisition, ImClone entered into several collaborations with respect to Erbitux, a product approved to fight cancer, while still in its development phase. The most significant collaborations operate in these geographic territories: the U.S., Japan, and Canada (Bristol-Myers Squibb Company); and worldwide except the U.S. and Canada (Merck KGaA). The agreements are expected to expire in 2018, upon which all of the rights with respect to Erbitux in the U.S. and Canada return to us. The following table summarizes the revenue recognized with respect to Erbitux:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009
	(Dollars in millions)
Net product sales	$23.9	$50.0
Collaboration and other revenue	75.8	143.9

Total revenue	$99.7	$193.9

Bristol-Myers Squibb Company
Pursuant to a commercial agreement with Bristol-Myers Squibb Company and E.R. Squibb (collectively, BMS), relating to Erbitux, ImClone is co-developing and co-promoting Erbitux in the U.S. and Canada with BMS, exclusively, and in Japan with BMS and Merck KGaA. The companies have jointly agreed to expand the investment in the ongoing clinical development plan for Erbitux to further explore its use in additional tumor types. Under this arrangement, Erbitux research and development and other costs, up to threshold amounts, are the sole responsibility of BMS, with costs in excess of the thresholds shared by both companies according to a predetermined ratio.
Responsibilities associated with clinical and other ongoing studies are apportioned between the parties as determined pursuant to the agreement. Collaborative reimbursements received by ImClone for supply of clinical trial materials; for research and development; and for a portion of marketing, selling, and administrative expenses are recorded as a reduction to the respective expense line items on the consolidated condensed statement of income. We receive a distribution fee in the form of a royalty from BMS, based on a percentage of net sales in the U.S. and Canada, which is recorded in collaboration and other revenue. Royalty expense paid to third parties, net of any reimbursements received, is recorded as a reduction of collaboration and other revenue.
We are responsible for the manufacture and supply of all requirements of Erbitux in bulk-form active pharmaceutical ingredient (API) for clinical and commercial use in the territory, and BMS will purchase all of its requirements of API for commercial use from us, subject to certain stipulations per the agreement. Sales of Erbitux to BMS for commercial use are reported in net product sales.
Merck KGaA
A development and license agreement between ImClone and Merck KGaA (Merck) with respect to Erbitux granted Merck exclusive rights to market Erbitux outside of the U.S. and Canada, and co-exclusive rights with BMS and ImClone in Japan. Merck also has rights to manufacture Erbitux for supply in its territory. We manufacture and provide a portion of Merck’s requirements for API, which is included in net product sales. We also receive a royalty on the sales of Erbitux outside of the U.S. and Canada, which is included in collaboration and other revenue as earned. Collaborative reimbursements received for supply of product; for research and development; and marketing, selling, and administrative expenses are recorded as a reduction to the respective expense line items on the consolidated condensed statement of income. Royalty expense paid to third parties, net of any royalty reimbursements received, is recorded as a reduction of collaboration and other revenue.
Exenatide
We are in a collaborative arrangement with Amylin Pharmaceuticals (Amylin) for the joint development, marketing, and selling of Byetta® (exenatide injection) and other forms of exenatide such as exenatide once weekly. Byetta is presently approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control using metformin, a sulfonylurea and/or a thiazolidinediene (U.S. only), three common oral therapies for type 2 diabetes. Lilly and Amylin are co-promoting exenatide in the U.S. Amylin is responsible for manufacturing and primarily utilizes third-party contract manufacturers to supply Byetta. However, we are manufacturing Byetta pen delivery devices for Amylin. We are responsible for development and commercialization costs outside the U.S.
Under the terms of our arrangement, we report as collaboration and other revenue our 50 percent share of gross margin on Amylin’s net product sales in the U.S. We report as net product sales 100 percent of sales outside the U.S. and our sales of Byetta pen delivery devices to Amylin. The following table summarizes the revenue recognized with respect to Byetta:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Net product sales	$34.7	$22.7	$62.1	$39.1
Collaboration and other revenue	79.9	78.5	150.2	144.8

Total revenue	$114.6	$101.2	$212.3	$183.9

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
A New Drug Application has been submitted to the U.S. Food and Drug Administration (FDA) for exenatide once weekly. Amylin is constructing and will operate a manufacturing facility for exenatide once weekly, and we have entered into a supply agreement in which Amylin will supply exenatide once weekly product to us for sales outside the U.S. The estimated total cost of the facility is approximately $550 million. In 2008, we paid $125.0 million to Amylin, which we will amortize to cost of sales over the estimated life of the supply agreement beginning with product launch. We would be required to reimburse Amylin for a portion of any future impairment of this facility, recognized in accordance with GAAP. A portion of the $125.0 million payment we made to Amylin would be creditable against any amount we would owe as a result of impairment. We have also agreed to loan up to $165.0 million to Amylin at an indexed rate beginning December 1, 2009; any borrowings have to be repaid by June 30, 2014. We have also agreed in principle to cooperate with Amylin in the development, manufacturing, and marketing of exenatide once weekly in a dual-chamber cartridge pen configuration. We will contribute 60 percent of the total initial capital costs of the project, our portion of which will be approximately $130 million.

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
Quintiles
We are in a collaborative arrangement with Quintiles Transnational Corp. (Quintiles) to jointly market and promote Cymbalta in the U.S. Pursuant to the terms of the agreement, Quintiles shares in the costs to co-promote Cymbalta with us and receives a commission based upon net product sales. According to this agreement, Quintiles’ obligation to promote Cymbalta expires in 2009, and we will pay a lower rate on net product sales for three years after completion of the promotion efforts specified in this agreement. The commissions paid to Quintiles are recorded in marketing, selling, and administrative expenses.
Effient™
We are in a collaborative arrangement with Daiichi Sankyo Company, Limited (D-S) to develop, market, and promote prasugrel, an antiplatelet agent for the treatment of patients with acute coronary syndromes (ACS) who are being managed with an artery-opening procedure known as percutaneous coronary intervention (PCI). Prasugrel was approved for marketing by the European Commission under the tradename Efient® in February 2009, and the initial sales were recorded in the first quarter of 2009. Prasugrel was also approved for marketing by the FDA under the tradename Effient in July 2009, and we and D-S plan to launch by early August. Within this arrangement, we and D-S have agreed to co-promote under the same trademark in certain territories (including the U.S. and five major European markets), while we have exclusive marketing rights in certain other territories. D-S has exclusive marketing rights in Japan. Under the agreement, we paid D-S an upfront license fee and agreed to pay future success milestones. The parties share approximately 50/50 in the profits, as well as in the costs of development and marketing in the co-promotion territories. A third-party manufactures bulk product, and we produce the finished product for our exclusive and co-promotion territories. We record product sales in the co-promotion and exclusive territories. In our exclusive territories, we will pay D-S a royalty specific to these territories. Profit share payments made to D-S are recorded as marketing, selling, and administrative expenses. All royalties paid to D-S and the third-party manufacturer are recorded in cost of sales. Due to the short period of time since European approval and the time required to obtain pricing and reimbursement approval in each country in Europe, sales are not significant to date.
TPG-Axon Capital
In 2008, we entered into an agreement with an affiliate of TPG-Axon Capital (TPG) for the Phase III development of a gamma-secretase inhibitor and an A-beta antibody, our two lead molecules for the treatment of mild to moderate Alzheimer’s disease. Under the agreement, both we and TPG will provide funding for the Alzheimer’s clinical trials. Funding from TPG will not exceed $325 million and could extend into 2014. In exchange for their funding, TPG may receive success-based milestones totaling $330 million and mid- to high-single digit royalties that are contingent upon the successful development of the Alzheimer’s treatments. The royalties will be paid for approximately eight years after launch of a product. Reimbursements received from TPG for its portion of research and development costs incurred related to the Alzheimer’s treatments are recorded as a reduction to the research and development expense line item on the consolidated condensed statements of income. The reimbursement from TPG is not expected to be material in any period.

Summary of Collaboration Related Commissions and Profit Share Payments
The aggregate amount of commissions and profit share payments included in marketing, selling, and administrative expense pursuant to the collaborations described above was $84.6 million and $75.8 million in the quarters ended June 30, 2009 and 2008, respectively, and $162.2 million and $142.4 million in the six months ended June 30, 2009 and 2008, respectively.
Note 5: Asset Impairments, Restructuring, and Other Special Charges
The components of the charges included in asset impairments, restructuring, and other special charges in our consolidated condensed statements of income are described below.
In the second quarter, we incurred other special charges of $105.0 million. We are in advanced discussions with the attorneys general for several states that were not part of the Eastern District of Pennsylvania settlement, seeking to resolve their Zyprexa®-related claims, and we have reached Settlement with the state of West virginia. The charge represents the currently probable and estimable exposures in connection with the states’ claims. Refer to Note 12 for additional information.
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
We may enter into foreign currency forward and purchase option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other—net, expense (income). The purchased option contracts are used to hedge anticipated foreign currency transactions, primarily intercompany inventory activities expected to occur within the next year. These contracts are designated as cash flow hedges of those future transactions, and the impact on earnings is included in cost of sales. We may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward and purchase option contracts generally have maturities not exceeding 12 months. At June 30, 2009, we did not hold any foreign currency option contracts. At June 30, 2009, we had outstanding foreign currency forward commitments to purchase 394 million British pounds and sell 466 million euro, and commitments to purchase 667 million U.S. dollars and sell 478 million euro, which will settle within 30 days.
In the normal course of business, our operations are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing, and operating. We address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt and investment positions and may enter into interest rate swaps or collars to help maintain that balance. Interest rate swaps or collars that convert our fixed-rate debt or investments to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating rate debt or investments to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. At June 30, 2009, approximately 84 percent of our total debt is at a fixed rate.

We have converted approximately 50 percent of our fixed-rate debt to floating rates through the use of interest rate swaps.
The Effect of Risk-Management Instruments on the Statement of Income
Both the gains on the hedged fixed-rate debt and the offsetting losses on the related interest rate swaps for the second quarter of 2009 were $171.5 million. Both the gains on the hedged fixed-rate debt and the offsetting losses on the related interest rate swaps for the first six months of 2009 were $311.0 million. All of these amounts net to zero and were included in other-net, expense (income).
We expect to reclassify an estimated $11.4 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on floating rate debt from accumulated other comprehensive loss to earnings during the next 12 months.
Other-net, expense (income) for the second quarter and first six months of 2009 includes the effective portion of losses on interest rate contracts in designated cash flow hedging relationships reclassified from accumulated other comprehensive loss into income of $2.6 million and $5.1 million, respectively, and the gains (losses) on foreign exchange contracts not designated as hedging instruments recognized in income of $(3.0) million and $33.6 million, respectively. The effective portions of net gains on interest rate contracts in designated cash flow hedging relationships recorded in other comprehensive income for the first six months of 2009 was $37.8 million; no such amounts were recorded in the second quarter.
During the second quarter and first six months of 2009, net losses related to ineffectiveness and net losses related to the portion of our risk-management hedging instruments, fair value and cash flow hedges excluded from the assessment of effectiveness were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at June 30, 2009 and December 31, 2008 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Carrying	Amortized	Identical Assets	Observable Inputs	Unobservable Inputs	Fair
Description	Amount	Cost	(Level 1)	(Level 2)	(Level 3)	Value

June 30, 2009

Short-term investments
Corporate debt securities	$108.3	$110.6	$—	$108.3	$—	$108.3
U.S. government and agencies	41.2	41.2	41.2	—	—	41.2
Other securities	18.6	17.9	—	18.6	—	18.6

	$168.1	$169.7

Noncurrent investments
Corporate debt securities	$333.0	$363.4	$—	$333.0	$—	$333.0
Mortgage-backed	250.7	356.3	—	250.7	—	250.7
Asset-backed	126.2	152.1	—	126.2	—	126.2
U.S. government and agencies	55.0	53.6	55.0	—	—	55.0
Other debt securities	36.9	14.3	—	3.6	33.3	36.9
Marketable equity	300.2	181.7	300.2	—	—	300.2
Equity method and other investments	137.0	137.0				NA

	$1,239.0	$1,258.4

Long-term debt, including current portion	$(6,707.9)	NA	$—	$(6,801.3)	$—	$(6,801.3)

Risk-management instruments
Interest rate contracts designated as hedging instruments
Sundry	$187.2	NA	$—	$187.2	$—	$187.2
Foreign exchange contracts not designated as hedging instruments
Prepaid expenses	2.0	NA	—	2.0	—	2.0
Other current liabilities	(13.7)	NA	—	(13.7)	—	(13.7)

December 31, 2008

Short-term investments
Corporate debt securities	$172.4	$180.1	$—	$172.4	$—	$172.4
U.S. government and agencies	212.3	212.0	212.3	—	—	212.3
Other securities	44.7	41.8	—	44.7	—	44.7

	$429.4	$433.9

Noncurrent investments

			Fair Value Measurements Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Carrying	Amortized	Identical Assets	Observable Inputs	Unobservable Inputs	Fair
Description	Amount	Cost	(Level 1)	(Level 2)	(Level 3)	Value

Corporate debt securities	$466.4	$542.2	$—	$466.4	$—	$466.4
Mortgage-backed	330.6	436.6	—	330.6	—	330.6
Asset-backed	204.0	240.1	—	204.0	—	204.0
U.S. government and agencies	179.2	176.8	179.2	—	—	179.2
Other debt securities	14.7	10.6	—	3.6	11.1	14.7
Marketable equity	221.9	175.1	221.9	—	—	221.9
Equity methods and other investments	127.8	127.8	—	—	—	NA

	$1,544.6	$1,709.2

Long-term debt, including current portion	$(5,036.1)	NA	$—	$(5,180.1)	$—	$(5,180.1)

Risk-management instruments
Interest rate contracts designated as hedging instruments Sundry	$500.3	NA	$—	$500.3	$—	$500.3
Foreign exchange contracts not designated as hedging instruments
Prepaid expenses	12.0	NA	—	12.0	—	12.0
Other current liabilities	(57.3)	NA	—	(57.3)	—	(57.3)

NA — Not applicable
We determine fair values based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. The fair value of equity method investments and other investments is not readily available. Approximately $480 million of our investments in debt securities will mature within 5 years.
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in other comprehensive loss follows:

	June 30, 2009	December 31, 2008

Unrealized gross gains	$156.3	$69.9
Unrealized gross losses	177.3	239.0
Fair value of securities in an unrealized gain position	624.6	767.5
Fair value of securities in an unrealized loss position	622.4	1,046.1
The total other-than-temporary impairment losses for the second quarter and first six months of 2009 were $3.3 million and $21.2 million, respectively, of which $1.0 million and $13.6 million, respectively, were recognized in other comprehensive income resulting in net charges of $2.3 million and $7.6 million, respectively. These charges relate to credit losses on certain mortgage-backed securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing the credit loss were the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration.
The securities in an unrealized loss position are comprised of fixed-rate debt securities of varying maturities. The value of fixed income securities is sensitive to changes in the yield curve and other market conditions, which led to the decline in value. Approximately 63 percent of the securities in a loss position are investment-grade debt securities. The majority of these securities first moved into an unrealized loss position during 2008. At this time, there is no indication of default on interest or principal payments for debt securities other than those for which an other-than-temporary impairment charge has been recorded. We do not intend to sell and it is not more likely than not we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and we have concluded that no additional other-than-temporary loss is required to be charged to earnings as of June 30, 2009. The fair values of our auction rate securities and collateralized debt obligations were determined using Level 3 inputs. We did not hold securities issued by structured investment vehicles at June 30, 2009.
Activity related to our available-for-sale investment portfolio was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Proceeds from sales	$313.0	$600.6
Realized gross gains on sales	12.4	17.3
Realized gross losses on sales	0.3	1.0
In March 2009, we issued $2.40 billion of fixed-rate notes ($1.00 billion at 3.55 percent due in 2012; $1.00 billion at 4.20 percent due in 2014; and $400.0 million at 5.95 percent due in 2037) with interest to be paid semi-annually.
Note 7: Stock-Based Compensation
Our stock-based compensation expense consists primarily of performance awards (PAs) and shareholder value awards (SVAs). We recognized pretax stock-based compensation expense of $94.3 million and $56.3 million in the second quarter of 2009 and 2008, respectively. In the first six months of 2009 and 2008, we recognized pretax stock-based compensation expense of $160.4 million and $114.8 million, respectively.
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain earnings-per share targets over a one-year and a two-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement periods. As of June 30, 2009, the total remaining unrecognized compensation cost related to nonvested PAs amounted to $208.1 million, which will be amortized over the weighted-average remaining requisite service period of approximately 13 months.
SVAs are granted to officers and management and are payable in shares of common stock at the end of a three-year period. The number of shares actually issued varies depending on our stock price at the end of the three-year vesting period compared to pre-established target prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. As of June 30, 2009, the total remaining unrecognized compensation cost related to nonvested SVAs amounted to $68.6 million, which will be amortized over the weighted-average remaining requisite service period of approximately 25 months.
Note 8: Shareholders’ Equity
As of June 30, 2009, we have purchased $2.58 billion of our previously announced $3.0 billion share repurchase program. During the first six months of 2009, we did not acquire any shares pursuant to this program, nor do we expect any share repurchases under this program for the remainder of 2009. In the first quarter of 2009, we contributed an additional 10 million shares to the employee benefit trust, which resulted in a reclassification within equity from additional-paid-in capital of $371.9 million and common stock of $6.3 million to the employee benefit trust of $378.2 million.

Note 9: Earnings Per Share
Unless otherwise noted in the footnotes, all per-share amounts are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares plus the effect of all potentially dilutive common shares (primarily contingently issuable shares and unexercised stock options).
Note 10: Income Taxes
We file income tax returns in the United States (U.S.) federal jurisdiction and various state, local, and non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations in major taxing jurisdictions for years before 2002. During the first quarter of 2008, we completed and effectively settled our Internal Revenue Service (IRS) audit of tax years 2001-2004 except for one matter for which we are seeking resolution through the IRS administrative appeals process. As a result of the IRS audit conclusion, gross unrecognized tax benefits were reduced by approximately $618 million, and the consolidated results of operations were benefited by $210.3 million through a reduction in income tax expense. The majority of the reduction in gross unrecognized tax benefits related to intercompany pricing positions that were agreed with the IRS in a prior audit cycle for which a prepayment of tax was made in 2005. Application of the prepayment and utilization of tax carryovers resulted in a refund of approximately $50 million.
The IRS began its examination of tax years 2005-2007 during the third quarter of 2008. Considering the current status of the 2005-2007 IRS examination and potential for resolution of the IRS administrative appeals matter from the 2001-2004 audit, we believe it is reasonably possible that the gross unrecognized tax benefits may be reduced up to an estimated $210 million within the next 12 months. As a result, our consolidated results of operations could benefit up to $85 million through a reduction in income tax expense. We anticipate that up to $35 million of cash payments will be due upon such resolution after utilization of tax credit carryovers. While the IRS is currently examining tax years 2005-2007, the resolution of all issues in this audit period will likely extend beyond the next 12 months, as the ultimate resolution of all issues in this audit cycle are dependent upon a number of factors, including the potential for formal administrative and legal proceedings.

Note 11: Retirement Benefits
     Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Dollars in millions)
Components of net periodic benefit cost
Service cost	$59.0	$61.0	$119.7	$125.3
Interest cost	104.1	102.9	207.5	205.8
Expected return on plan assets	(143.1)	(152.2)	(285.4)	(303.7)
Amortization of prior service cost	1.8	1.8	3.6	3.6
Recognized actuarial loss	20.1	19.4	41.7	38.6

Net periodic benefit cost	$41.9	$32.9	$87.1	$69.6

	Retiree Health Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$10.4	$16.6	$26.7	$31.0
Interest cost	29.8	26.5	58.5	53.0
Expected return on plan assets	(29.5)	(29.7)	(58.9)	(59.2)
Amortization of prior service cost	(9.0)	(9.0)	(18.0)	(18.0)
Recognized actuarial loss	17.2	14.9	34.3	31.4

Net periodic benefit cost	$18.9	$19.3	$42.6	$38.2

In 2009, we expect to contribute approximately $65 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. In addition, we expect to contribute approximately $105 million of additional discretionary funding in 2009 to our defined benefit plans. As of June 30, 2009, approximately $55 million of the total $170 million expected 2009 contributions has been contributed.
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
•	Gemzar®: Sicor Pharmaceuticals, Inc. (Sicor), Mayne Pharma (USA) Inc. (Mayne), and Sun Pharmaceutical Industries Inc. (Sun) each submitted an ANDA seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (compound patent expiring in 2010 and method-of-use patent expiring in 2013), and alleging that these patents are invalid. We filed lawsuits in the U.S. District Court for the Southern District of Indiana against Sicor (February 2006) and Mayne (October 2006 and January 2008), seeking rulings that these patents are valid and are being infringed. The suit against Sicor has been scheduled for trial in September 2009. Sicor’s ANDAs have been approved by the FDA; however, Sicor must provide 90 days notice prior to marketing generic Gemzar to allow time for us to seek a preliminary injunction. Both suits against Mayne have been administratively closed, and the parties have agreed to be bound by the results of the Sicor suit. In November 2007, Sun filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan, seeking rulings that our method-of-use and compound patents are invalid or unenforceable, or would not be infringed by the sale of Sun’s generic product. The court heard arguments in July 2009 on Sun’s summary judgment motion for invalidity of the method-of-use patent and a decision is pending. This trial is scheduled for December 2009.

•	Alimta®: Teva Parenteral Medicines, Inc. (Teva), APP Pharmaceuticals, LLC (APP), and Barr Laboratories, Inc. (Barr) each submitted ANDAs seeking approval to market generic versions of Alimta prior to the expiration of the relevant U.S. patent (licensed from the Trustees of Princeton University and expiring in 2016), and alleging the patent is invalid. We, along with Princeton, filed lawsuits in the U.S. District Court for the District of Delaware against Teva, APP, and Barr seeking rulings that the compound patent is valid and infringed. Trial is scheduled for November 2010 against Teva and APP.

•	Evista®: In 2006, Teva Pharmaceuticals USA, Inc. (Teva) submitted an ANDA seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In June 2006, we filed a lawsuit against Teva in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Teva. The trial against Teva was completed in March 2009. In April 2008, the FDA granted Teva tentative approval of its ANDA; however, Teva’s ability to market a generic product is subject to a preliminary injunction that prevents Teva from launching its generic raloxifene product until the Court issues a final judgment. Teva has appealed the granting of the preliminary injunction, and no hearing date has been set.
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

We have received challenges to Zyprexa patents in a number of countries outside the U.S.:
•	In Canada, several generic pharmaceutical manufacturers have challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In April 2007, the Canadian Federal Court ruled against the first challenger, Apotex Inc. (Apotex), and that ruling was affirmed on appeal in February 2008. In June 2007, the Canadian Federal Court held that an invalidity allegation of a second challenger, Novopharm Ltd. (Novopharm), was justified and denied our request that Novopharm be prohibited from receiving marketing approval for generic olanzapine in Canada. Novopharm began selling generic olanzapine in Canada in the third quarter of 2007. We sued Novopharm for patent infringement, and the trial was completed in April 2009. We anticipate a decision in the second half of 2009. In November 2007, Apotex filed an action seeking a declaration of the invalidity of our Zyprexa compound and method-of-use patents, and no trial date has been set. We are involved in similar actions against Pharmascience (August 2007), Sandoz (July 2007), Nu-Pharm (June 2008), Genpharm (June 2008) and Cobalt (January 2009). By agreement between the parties, or due to scheduling by the court, no substantive developments are expected in these suits prior to the decision in the Novapharm suit.

•	In Germany, generic pharmaceutical manufacturers Egis-Gyogyszergyar and Neolab Ltd. challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In June 2007, the German Federal Patent Court held that our patent is invalid. Generic olanzapine was launched by competitors in Germany in the fourth quarter of 2007. We appealed the decision to the German Federal Supreme Court, and following a hearing in December 2008, the Supreme Court reversed the Federal Patent Court and found the patent to be valid. Following the decision of the Supreme Court, the generic companies either agreed to withdraw from the market or were subject to preliminary injunction. We are pursuing these companies for damages arising from infringement.

•	We have received challenges in a number of other countries, including Spain, the United Kingdom (U.K.), France, and several smaller European countries. In Spain, we have been successful at both the trial and appellate court levels in defeating the generic manufacturers’ challenges, but additional actions are now pending. In the U.K., the generic pharmaceutical manufacturer Dr. Reddy’s Laboratories (UK) Limited has challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In October 2008, the Patents Court in the High Court, London ruled that our patent was valid. Dr. Reddy’s appealed this decision, and a hearing date for the appeal has been set for November 2009.
We are vigorously contesting the various legal challenges to our Zyprexa patents on a country-by-country basis. We cannot determine the outcome of this litigation. The availability of generic olanzapine in additional markets could have a material adverse impact on our consolidated results of operations.
Xigris® and Evista: In June 2002, Ariad Pharmaceuticals, Inc. (Ariad), the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research, and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts sued us, alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body, and seeking royalties on past and future sales of these products. Following jury and bench trials on separate issues, the U.S. District Court of Massachusetts entered final judgment in September 2007 that Ariad’s claims were valid, infringed, and enforceable, and finding damages in the amount of $65 million plus a 2.3 percent royalty on net U.S. sales of Xigris and Evista since the time of the jury decision. However, the Court deferred the requirement to pay any damages until after all rights to appeal are exhausted. In April 2009, the Court of Appeals for the Federal Circuit overturned the District Court judgment, concluding that Ariad’s asserted patent claims are invalid. Ariad has requested the Court of Appeals to reconsider its decision and may request the United States Supreme court to consider the matter. However, we believe that these allegations are without legal merit, that we will ultimately prevail on these issues, and therefore that the likelihood of any monetary damages is remote.

Zyprexa Litigation
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
We are prepared to continue our vigorous defense of Zyprexa in all remaining claims. The U.S. Zyprexa product liability claims not subject to these agreements include approximately 120 lawsuits in the U.S. covering approximately 150 plaintiffs, of which about 80 cases covering about 110 plaintiffs are part of the MDL. The MDL cases have been scheduled for trial in groups, with the earliest trial scheduled to begin in March 2010. We also have trials scheduled in California and Texas in November 2009.
In January 2009, we reached resolution with the Office of the U.S. Attorney for the Eastern District of Pennsylvania (EDPA), and the State Medicaid Fraud Control Units of 36 states and the District of Columbia, of an investigation related to our U.S. marketing and promotional practices with respect to Zyprexa. As part of the resolution, we pled guilty to one misdemeanor violation of the Food, Drug, and Cosmetic Act for the off-label promotion of Zyprexa in elderly populations as treatment for dementia, including Alzheimer’s dementia, between September 1999 and March 2001. We recorded a charge of $1.42 billion for this matter in the third quarter of 2008. In 2009, we paid substantially all of this amount, as required by the settlement agreements. As part of the settlement, we have entered into a corporate integrity agreement with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services (HHS), which requires us to maintain our compliance program and to undertake a set of defined corporate integrity obligations for five years. The agreement also provides for an independent third-party review organization to assess and report on the company’s systems, processes, policies, procedures, and practices.
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
We have been served with lawsuits filed by the states of Alaska, Arkansas, Connecticut, Idaho, Louisiana, Minnesota, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Utah, and West Virginia alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These suits seek to recover the costs paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs alleged to have been incurred and that will be incurred to treat Zyprexa-related illnesses. The Connecticut,

Idaho, Louisiana, Minnesota, Mississippi, Montana, New Mexico, and West Virginia cases are part of the MDL proceedings in the EDNY. The Alaska case was settled in March 2008 for a payment of $15.0 million, plus terms designed to ensure, subject to certain limitations and conditions, that Alaska is treated as favorably as certain other states that may settle with us in the future over similar claims. We are in advanced discussions with the attorneys general for several of these states, seeking to resolve their Zyprexa-related claims, and we have reached settlement with the state of West Virginia. In the second quarter of 2009, we incurred a pretax charge of $105.0 million, representing the currently probable and estimable exposures in connection with the states’ claims. Discussions are ongoing, and it is possible that additional charges may occur in the future. The following cases have been set for trial: Connecticut in the EDNY in November 2009, and South Carolina in September 2009 and Pennsylvania in April 2010, both in their respective states.
In 2005, two lawsuits were filed in the EDNY purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Two additional lawsuits were filed in the EDNY in 2006 on similar grounds. In September 2008, Judge Weinstein certified a class consisting of third-party payors, excluding governmental entities and individual consumers. We appealed the certification order, and Judge Weinstein’s order denying our motion for summary judgment, in September 2008. In 2007, The Pennsylvania Employees Trust Fund brought claims in state court in Pennsylvania as insurer of Pennsylvania state employees, who were prescribed Zyprexa on similar grounds as described in the New York cases. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug. The Pennsylvania case is set for trial in June 2010.
In early 2005, we were served with four lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. One of these four lawsuits has been certified for residents of Quebec, and a second has been certified in Ontario and includes all Canadian residents except for residents of Quebec and British Columbia. The allegations in the Canadian actions are similar to those in the product liability litigation pending in the U.S.
We cannot determine with certainty the additional number of lawsuits and claims that may be asserted. The ultimate resolution of Zyprexa product liability and related litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
Other Product Liability Litigation
We have been named as a defendant in numerous other product liability lawsuits involving primarily diethylstilbestrol (DES), thimerosal, and Byetta. The majority of these claims are covered by insurance, subject to deductibles and coverage limits.
Product Liability Insurance
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims for other products in the future. In the past several years, we have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market. Therefore, for substantially all of our currently marketed products, we have been and expect that we will continue to be completely self-insured for future product liability losses. In addition, there is no assurance that we will be able to fully collect from our insurance carriers in the future.

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
Note 13: Other — Net, Expense (Income)
Other — net, expense (income), consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Interest expense	$64.3	$42.6	$151.9	$102.4
Interest income	(18.8)	(47.3)	(46.2)	(103.6)
Other	(21.4)	(27.6)	(10.9)	(51.4)

	$24.1	$(32.3)	$94.8	$(52.6)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OPERATING RESULTS
Executive Overview
I. Financial Results
Worldwide revenues increased 3 percent and 4 percent to $5.29 billion and $10.34 billion for the second quarter and first six months of 2009, respectively, driven by the collective growth of Alimta, Cymbalta, Humalog, and the inclusion of Erbitux revenue as a result of the ImClone acquisition in November 2008. Net income for the second-quarter and the first six months of 2009 increased 21 percent and 22 percent, to $1.16 billion and $2.47 billion, respectively, compared with the same periods of 2008. Earnings per share for the second-quarter and the first six months of 2009 increased 20 percent and 22 percent to $1.06 per share and $2.25 per share, respectively, compared with the same periods of 2008. Net income for the second quarter and first six months of 2009 and 2008 was affected by the following significant items:
2009
•	We incurred a pretax charge of $105.0 million representing the currently probable and estimable exposures in connection with the claims of several states which did not participate in the EDPA settlement related to Zyprexa. This charge decreased earnings per share by $.06 in the second quarter.
2008
•	We recognized restructuring and other special charges of $88.9 million (pretax), primarily associated with previously-announced strategic exit activities related to manufacturing operations, which decreased earnings per share by $.05 in the second quarter.

•	We recognized asset impairments associated with certain manufacturing operations (included in cost of sales) of $57.1 million (pretax), which decreased earnings per share by $.04 in the second quarter.

•	We incurred in-process research and development (IPR&D) charges associated with the licensing arrangement with TransPharma Medical Ltd. of $35.0 million (pretax), which decreased earnings per share by $.02 in the second quarter.

•	We recognized a discrete income tax benefit of $210.3 million as a result of the resolution of a substantial portion of the IRS audit of our federal income tax returns for years 2001 through 2004, which increased earnings per share by $.19 in the first quarter.

•	We recognized asset impairments, restructuring, and other special charges of $145.7 million (pretax), primarily associated with certain impairment, termination, and wind-down costs resulting from the termination of the AIR Insulin program, which decreased earnings per share by $.09 in the first quarter.

•	We incurred IPR&D charges associated with the licensing arrangement with BioMS Medical Corp. of $87.0 million (pretax), which decreased earnings per share by $.05 in the first quarter.
II. Late-Stage Pipeline Developments
Second Quarter
•	The U.S. Food and Drug Administration (FDA) approved Effient (prasugrel) tablets for the reduction of thrombotic cardiovascular events (including stent thrombosis) in patients with acute coronary syndromes (ACS) who are managed with an artery-opening procedure known as percutaneous coronary intervention (PCI). We and our partner, Daiichi Sankyo, Inc., plan to launch Effient in the U.S. by early August.

•	The FDA approved Alimta as a maintenance therapy for locally advanced or metastatic non-small cell lung cancer (NSCLC), specifically for patients with a nonsquamous histology whose disease has not progressed after four cycles of platinum-based first-line chemotherapy.

•	The European Commission granted approval for the use of Alimta as monotherapy for maintenance treatment of patients with other than predominantly squamous cell histology in locally-advanced or metastatic NSCLC, whose disease has not progressed immediately following platinum-based chemotherapy.

•	Alimta received regulatory approval in Japan as both a first- and second-line treatment of NSCLC.

•	We and our partners Amylin Pharmaceuticals, Inc., and Alkermes, Inc. submitted a New Drug Application (NDA) to the FDA for exenatide once weekly. Exenatide once weekly is an investigational sustained release medication for type 2 diabetes that is injected subcutaneously and administered only once a week.

•	We resubmitted our supplemental New Drug Application (sNDA) for Cymbalta for the management of chronic pain to the FDA.

•	We began enrolling patients in two separate but identical Phase III clinical trials of solanezumab, an anti-amyloid beta monoclonal antibody being investigated as a potential treatment to delay the progression of mild to moderate Alzheimer’s disease. The trials each include a treatment period that lasts 18 months and are expected to enroll a total of 2,000 patients age 55 and over from 16 countries.

•	We and our partner BioMS Medical Corp. discontinued Phase III clinical trials for dirucotide in patients with secondary progressive multiple sclerosis. Data showed that dirucotide did not meet the primary endpoint of delaying disease progression and there were no statistically significant differences between dirucotide and placebo on the secondary endpoints of the study.
First Quarter
•	The European Commission granted marketing authorization for Efient (prasugrel) for the prevention of atherothrombotic events in patients with ACS undergoing PCI.

•	The FDA approved two new combination indications for Zyprexa (olanzapine) and fluoxetine for the acute treatment of bipolar depression and TRD in adults.

•	We received a complete response letter from the FDA for the first-line squamous cell carcinoma of the head and neck (SCCHN) supplemental Biologics License Application (sBLA) for Erbitux.

•	We submitted a reply to the FDA regarding the agency’s complete response letter for Zyprexa long-acting injection. We also launched this product under the tradename ZypadheraTM in several countries within the European Union.
III. Legal, Regulatory, and Other Matters
In January 2009, we reached resolution with the Office of the U.S. Attorney for the Eastern District of Pennsylvania (EDPA), and the State Medicaid Fraud Control Units of 36 states and the District of Columbia, of an investigation related to our U.S. marketing and promotional practices with respect to Zyprexa. We recorded a charge of $1.42 billion for this matter in the third quarter of 2008. In 2009, we paid substantially all of this amount, as required by the settlement agreements. In addition, in October 2008, we reached a settlement with 32 states and the District of Columbia related to a multistate investigation brought under various state consumer protection laws, under which we paid $62.0 million. However, we have been served with lawsuits brought by Alaska, Arkansas, Connecticut, Idaho, Louisiana, Minnesota, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Utah, and West Virginia, alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug and seeking to recover the costs paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs alleged to have been incurred and that will be incurred to treat Zyprexa-related illnesses. The Alaska case was settled in March 2008 for a payment of $15.0 million, plus terms designed to ensure, subject to certain limitations and conditions, that Alaska is treated as favorably as certain other states that may settle with us in the future over similar claims. We are in advanced discussions with the attorneys general for several states that were not part of the EDPA settlement, seeking to resolve their Zyprexa-related claims, and we have reached settlement with the state of West Virginia. In the second quarter of 2009, we incurred a pretax charge of $105.0 million, representing the currently probable and estimable exposures in connection with the states’ claims. Discussions are ongoing, and it is possible that additional charges may occur in the future. The cases in Connecticut and South Carolina have been set for trial in 2009; the trial in Pennsylvania is scheduled for 2010.
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
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) continues to provide an effective prescription drug benefit under the Medicare program (known as Medicare Part D). Uncertainty exists surrounding the new administration and Congress and the impact any government decisions or programs will have on the pharmaceutical industry. Various measures have been discussed and/or passed in both the U.S. House of Representatives and U.S. Senate that would impose additional pricing pressures on our products, including proposals that would increase the rebates we pay on sales to Medicaid patients or impose additional rebates on, or otherwise subsidize, sales to patients who receive their medicines through Medicare Part D or other government programs. Further, proposals to expand coverage to the uninsured could include some form of price rebates or tax on the pharmaceutical industry. Additionally, various proposals have been introduced to legalize the importation of prescription drugs and either allow, or require, the Secretary of Health and Human Services to negotiate drug prices within Medicare Part D directly with pharmaceutical manufacturers. In addition, many U.S. states are facing substantial budget difficulties due to the downturn in the economy and are expected to seek aggressive cuts or other offsets in healthcare spending. We expect pricing pressures at the federal and state levels to become more severe, which could have a material adverse effect on our consolidated results of operations.
In its budget submission to Congress in May 2009, the new administration proposed changes to the manner in which the U.S. would tax the international income of U.S.-based companies. While it is uncertain how the U.S. Congress may address this issue, reform of U.S. taxation, including international income, continues to be a topic of discussion for the U.S. Congress. A significant change to the U.S. tax system, including changes to the taxation of international income, could have a material adverse effect on our consolidated results of operations.
In addition, the federal government is considering creating a regulatory pathway for biosimilars (copies of biological compounds) for the majority of biologic products in the U.S.; the proposals vary as to which biologic products would be eligible, how quickly a biosimilar might reach the market, and the ability to interchange the biosimilar and the original biologic product at the pharmacy.
International operations also are generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls, limit access to or reimbursement for our products, or reduce the value of our intellectual property protection.
Revenue
Revenue for the second-quarter and the first six months of 2009 increased 3 percent and 4 percent to $5.29 billion and $10.34 billion, respectively, and was driven primarily by the increase in net product sales related to the collective growth of Alimta, Cymbalta, and Humalog, and the increase in collaboration and other revenue due to the inclusion of Erbitux revenue as a result of the ImClone acquisition. Revenue in the U.S. increased by $334.4 million, or 12 percent, and $659.7 million, or 13 percent, for the second quarter and first six months of 2009, respectively, compared with the same periods of 2008. Revenue outside the U.S. decreased $191.9 million, or 8 percent, and $277.8 million, or 6 percent, for the second quarter and first six months of 2009, respectively. For the second quarter, worldwide sales volume increased 6 percent, while selling prices contributed 3 percent of revenue growth, partially offset by the unfavorable impact of foreign exchange rates of 7 percent (numbers do not add due to rounding). For the first six months of 2009, worldwide sales volume increased 6 percent, while selling prices contributed 3 percent of revenue growth, partially offset by the unfavorable impact of foreign exchange rates of 6 percent (numbers do not add due to rounding).

The following tables summarize our revenue activity for the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30,	Percent
		Outside		2008	Change
Product	U.S.[1]	U.S.	Total[3]	Total	from 2008

	(Dollars in millions)
Zyprexa	$582.2	$621.0	$1,203.2	$1,239.7	(3)
Cymbalta	621.3	123.2	744.4	654.4	14
Humalog	292.0	185.6	477.5	437.9	9
Alimta	198.5	186.8	385.3	275.0	40
Cialis	149.3	214.3	363.6	362.2	—
Gemzar	195.6	157.6	353.2	440.1	(20)
Animal health products	154.2	121.2	275.4	254.5	8
Evista	168.1	83.2	251.3	279.8	(10)
Humulin	95.1	153.0	248.1	271.4	(9)
Forteo	132.1	71.2	203.3	206.6	(2)
Strattera	105.7	37.1	142.8	135.2	6
Other pharmaceutical products	173.1	291.9	465.2	477.0	(2)

Total net product sales	2,867.2	2,246.1	5,113.3	5,033.8	2
Collaboration and other revenue[2]	147.8	31.7	179.5	116.6	54

Total revenue	$3,015.0	$2,277.8	$5,292.8	$5,150.4	3

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30,	Percent
		Outside		2008	Change
Product	U.S.[1]	U.S.	Total[3]	Total	from 2008

	(Dollars in millions)
Zyprexa	$1,117.6	$1,208.6	$2,326.2	$2,360.0	(1)
Cymbalta	1,218.4	235.4	1,453.7	1,259.5	15
Humalog	578.2	349.9	928.0	845.3	10
Cialis	298.5	423.9	722.4	699.1	3
Gemzar	365.0	356.0	721.0	866.3	(17)
Alimta	371.4	349.2	720.6	522.1	38
Animal health products	307.8	231.7	539.5	489.9	10
Evista	331.9	176.3	508.2	540.9	(6)
Humulin	194.2	294.5	488.7	529.1	(8)
Forteo	253.8	136.9	390.7	391.5	—
Strattera	221.3	80.4	301.7	283.2	7
Other pharmaceutical products	345.9	558.3	904.4	956.3	(5)

Total net product sales	5,604.0	4,401.1	10,005.1	9,743.2	3
Collaboration and other revenue[2]	282.9	51.8	334.7	214.8	56

Total revenue	$5,886.9	$4,452.9	$10,339.8	$9,958.0	4

[1]	U.S. revenue includes revenue in Puerto Rico.

[2]	Collaboration and other revenue is primarily comprised of Erbitux royalties and 50 percent of Byetta’s gross margin in the U.S.

[3]	Numbers may not add due to rounding.
Product Highlights
Zyprexa, our top-selling product, is a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance. In the second quarter and first six months of 2009, Zyprexa sales in the U.S. increased 3 percent and 5 percent, respectively, compared with the same periods of 2008, due primarily to higher net effective selling prices. Sales outside the U.S. decreased 8 percent and 7 percent for the second quarter and first six months of 2009, respectively, driven primarily by the unfavorable impact of foreign exchange rates, partially offset by increased demand. Demand outside the U.S. was favorably impacted by the withdrawal of generic competition in Germany.
U.S. sales of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and fibromyalgia, increased 14 percent and 16 percent during the second quarter and first six months of 2009, respectively, driven primarily by higher net effective selling prices and increased demand. Sales outside the U.S. increased 10 percent and 15 percent during the second quarter and first six months of 2009, respectively, compared to the same periods in 2008, driven primarily by increased demand, partially offset by the unfavorable impact of foreign exchange rates.
U.S. sales of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 17 percent and 18 percent for the second quarter and first six months of 2009,

respectively, driven primarily by higher net effect selling prices. Sales outside the U.S. decreased 2 percent for both periods, driven by the unfavorable impact of foreign exchange rates, partially offset by increased demand.
U.S. sales of Cialis, a treatment for erectile dysfunction, increased 16 percent and 19 percent during the second quarter and first six months of 2009, respectively, driven by higher net effective selling prices and, to a lesser extent, increased demand. Sales outside the U.S. decreased 8 percent and 5 percent during the second quarter and first six months of 2009, respectively, driven primarily by the unfavorable impact of foreign exchange rates, partially offset by higher prices in both periods and increased demand for the first six months of 2009.
U.S. sales of Gemzar, a product approved to fight various cancers, increased 7 percent and 2 percent during the second quarter and first six months of 2009, respectively, with second quarter increases due primarily to higher net effective selling prices and the favorable impact of wholesaler buying patterns. The increase during the first six months of 2009 was due to small increases in both net effective selling prices and demand. Sales outside the U.S. decreased 39 percent and 30 percent during the second quarter and first six months of 2009, respectively, due to reduced demand and lower prices as a result of the entry of generic competition in most major markets, as well as the unfavorable impact of foreign exchange rates.
U.S. sales of Alimta, a treatment for various cancers, increased 53 percent and 48 percent during the second quarter and first six months of 2009, respectively, due to increased demand and, to a lesser extent, increased prices. Alimta sales outside the U.S. increased 28 percent and 29 percent for the same periods, due to increased demand, partially offset by the unfavorable impact of foreign exchange rates.
U.S. sales of Evista, a product for the prevention and treatment of osteoporosis in postmenopausal women and for risk reduction of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer, decreased 6 percent and 5 percent during the second quarter and first six months of 2009, respectively, as a result of decreased demand, partially offset by higher net effective selling prices. Evista sales outside the U.S. decreased 18 percent and 8 percent for the same periods, driven by the outlicensing of Evista in most European markets and by the unfavorable impact of foreign exchange rates.
U.S. sales of Humulin, an injectable human insulin for the treatment of diabetes, increased by 4 percent and 5 percent, for the second quarter and first six months of 2009, respectively, due primarily to higher net effective selling prices, partially offset by lower demand. Humulin sales outside the U.S. decreased 15 percent and 14 percent during the second quarter and first six months of 2009, respectively, due primarily to the unfavorable impact of foreign exchange rates.
U.S. sales of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture, increased 2 percent during the second quarter and first six months of 2009, due primarily to higher net effective selling prices, partially offset by the impact of wholesaler buying patterns and lower demand. Forteo sales outside the U.S. decreased 8 percent and 5 percent during the second quarter and first six months of 2009, respectively, due to unfavorable impact of foreign exchange rates, partially offset by higher demand.
U.S. sales of Strattera, a treatment of attention-deficit hyperactivity disorder in children, adolescents, and adults, increased 4 percent and 2 percent during the second quarter and first six months of 2009, respectively, due to higher net effective selling prices, partially offset by lower demand. Strattera sales outside the U.S. increased 10 percent and 21 percent during the second quarter and first six months of 2009, respectively, due to higher prices and increased demand, partially offset by the unfavorable impact of foreign exchange rates.
Animal health product sales in the U.S. increased 32 percent and 37 percent during the second quarter and first six months of 2009, respectively, primarily due to the inclusion of Posilac sales from the acquisition of the product in October 2008.

Sales outside the U.S decreased 12 percent and 13 percent, respectively, compared to the same periods in 2008, driven primarily by the unfavorable impact of foreign exchange rates.
We market Byetta, an injectable product for the treatment of type 2 diabetes, with Amylin. For the second quarter and first six months of 2009, we recognized revenue for Byetta comprised of collaboration revenue related to our 50 percent share of Byetta’s gross margin in the U.S., and product sales related to sales outside the U.S. and our sales of Byetta pen delivery devices to Amylin as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

		(Dollars in millions)
Net product sales	$34.7	$22.7	$62.1	$39.1
Collaboration and other revenue	79.9	78.5	150.2	144.8

Total revenue	$114.6	$101.2	$212.3	$183.9

Worldwide sales of Byetta increased 6 percent to $205.7 million and $387.2 million during the second quarter and first six months of 2009, driven by growth in international markets. U.S. sales of Byetta declined 1 percent during the second quarter and first six months of 2009, respectively to $175.1 million and $332.8 million. Sales outside the U.S. during the second quarter and first six months of 2009, respectively, were $30.6 million and $54.4 million.
For the second quarter and first six months of 2009, we recognized revenue for Erbitux, a product approved to fight cancers, comprised of collaboration revenue related to the net royalties received from our collaboration partners, and product sales related to revenue from manufactured product as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009

	(Dollars in millions)
Net product sales	$23.9	$50.0
Collaboration and other revenue	75.8	143.9

Total revenue	$99.7	$193.9

Gross Margin, Costs, and Expenses
For the second quarter of 2009, gross margins as a percent of total revenue increased by 5.4 percentage points, to 82.1 percent. For the first six months of 2009, gross margins as a percentage of total revenue increased by 6.1 percentage points, to 82.9 percent. These increases were due to the impact of the decline in foreign currencies compared to the U.S. dollar on international inventories sold during the quarter, resulting in a benefit to cost of sales as compared to the same periods of 2008, and the inclusion in cost of sales of $57.1 million in expenses in the second quarter 2008 related to asset impairments at certain manufacturing facilities.
Operating expenses (the aggregate of research and development, marketing, selling and administrative expenses) increased 4 percent and 3 percent for the second quarter and first six months of 2009 compared with the second quarter and first six months of 2008, respectively. Marketing, selling, and administrative expenses were essentially flat, at $1.71 billion, and $3.24 billion for the second quarter and first six months of 2009, respectively. These results were impacted favorably by the movement of foreign exchange rates and a reduction in advertising expenses in the U.S., offset by the impact of the ImClone acquisition and increased Effient pre-launch activities. Research and development expenses were $1.04 billion and $1.99 billion for the second quarter and first six months of 2009, respectively. Compared with the second quarter and first six months of 2008, research and development expenses grew 9 percent in each period due primarily to the ImClone acquisition and increased late-stage clinical trial and discovery research costs, partially offset by the favorable impact of foreign exchange rates.
We did not have any acquired IPR&D charges in either the second quarter or first six months of 2009, compared with $35.0 million and $122.0 million for the same periods in 2008, respectively. We incurred $105.0 million of asset impairments, restructuring, and other special charges in both the second quarter and first six months of 2009, compared with $88.9 million and $234.6 million for the same periods in 2008, respectively. See Notes 3 and 5 to the consolidated condensed financial statements for additional information.
Other— net expense (income) decreased $56.4 million and $147.4 million, to a net expense of $24.1 million and $94.8 million for the second quarter and first six months of 2009, respectively, primarily due to lower interest income and higher interest expense associated with the ImClone acquisition, as well as lower business development income.
We incurred income tax expense of $309.2 million and $679.5 million, respectively, for the second quarter and first six months of 2009. The effective tax rate was 21.1 percent and 21.6 percent, an increase from 20.5 and 10.6 percent for the comparable periods in 2008. In the first quarter of 2008, we recognized an income tax benefit of $210.3 million, which was a result of the resolution of a substantial portion of the IRS audit of our federal income tax returns for the years 2001 through 2004. This resulted in a lower effective tax rate for the first six months of 2008.
FINANCIAL CONDITION
As of June 30, 2009, cash, cash equivalents, and short-term investments totaled $3.49 billion compared with $5.93 billion at December 31, 2008. The decrease in cash is driven by a reduction in short-term borrowings of $4.81 billion and dividends paid of $1.08 billion, partially offset by proceeds of long-term debt issuances of $2.40 billion and cash from operations of $1.01 billion (which included payments related to the EDPA settlement of $1.39 billion).
Total debt at June 30, 2009, was $7.72 billion, a decrease of $2.74 billion from December 31, 2008 reflecting the pay-down of our commercial paper that was issued to finance our acquisition of ImClone and to fund payments required in connection with the EDPA settlements, partially offset by $2.40 billion of long-term debt we issued in March 2009. Our current debt ratings from Standard & Poor’s and Moody’s remain at AA and A1, respectively.
In the past year, global economic conditions have deteriorated, triggered by the liquidity crisis in the capital markets, resulting in higher unemployment and declines in real consumer spending. In addition, many financial institutions tightened lines of credit, reducing funding available to stimulate near-term economic growth. Pharmaceutical consumption has traditionally been relatively unaffected by economic downturns; however, an extended downturn could lead to a decline in overall prescriptions corresponding to the growth of the uninsured and underinsured population in the U.S. In addition, both private and public health care payers are facing heightened fiscal challenges due to the economic slowdown and are taking aggressive steps to reduce the costs of care, including pressures for increased pharmaceutical discounts and rebates and efforts to drive greater use of generic drugs. We continue to monitor the potential near-term impact of prescription trends, the creditworthiness of our wholesalers and other customers and suppliers, the decline of health insurance coverage in the overall population, and the federal government’s involvement in the economic crisis.

We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including debt service, capital expenditures, costs associated with litigation and government investigations, and dividends in 2009. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings. Our access to credit markets has not been adversely affected by the illiquidity in the markets because of the high credit quality of our short- and long-term debt. In the remainder of 2009, we intend to fund the remaining payments required in connection with the Zyprexa legal settlements and to further reduce outstanding commercial paper with cash and cash equivalents on hand, and cash generated from operations. We currently have $1.24 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program. Various risks and uncertainties, including those discussed in the Financial Expectations for 2009 section, may affect our operating results and cash generated from operations.
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

not be infringed by the sale of Sun’s generic product. The court heard arguments in July 2009 on Sun’s summary judgment motion for invalidity of the method-of-use patent and a decision is pending. This trial is scheduled for December 2009.
•	Alimta: Teva Parenteral Medicines, Inc. (Teva), APP Pharmaceuticals, LLC (APP), and Barr Laboratories, Inc. (Barr) each submitted ANDAs seeking approval to market generic versions of Alimta prior to the expiration of the relevant U.S. patent (licensed from the Trustees of Princeton University and expiring in 2016), and alleging the patent is invalid. We, along with Princeton, filed lawsuits in the U.S. District Court for the District of Delaware against Teva, APP, and Barr seeking rulings that the compound patent is valid and infringed. Trial is scheduled for November 2010 against Teva and APP.

•	Evista: In 2006, Teva Pharmaceuticals USA, Inc. (Teva) submitted an ANDA seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In June 2006, we filed a lawsuit against Teva in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Teva. The trial against Teva was completed in March 2009. In April 2008, the FDA granted Teva tentative approval of its ANDA; however, Teva’s ability to market a generic product is subject to a preliminary injunction that prevents Teva from launching its generic raloxifene product until the Court issues a final judgment. Teva has appealed the granting of the preliminary injunction, and no hearing date has been set.
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
We have received challenges to Zyprexa patents in a number of countries outside the U.S.:
•	In Canada, several generic pharmaceutical manufacturers have challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In April 2007, the Canadian Federal Court ruled against the first challenger, Apotex Inc. (Apotex), and that ruling was affirmed on appeal in February 2008. In June 2007, the Canadian Federal Court held that an invalidity allegation of a second challenger, Novopharm Ltd. (Novopharm), was justified and denied our request that Novopharm be prohibited from receiving marketing approval for generic olanzapine in Canada. Novopharm began selling generic olanzapine in Canada in the third quarter of 2007. We sued Novopharm for patent infringement, and the trial was completed in April 2009. We anticipate a decision in the second half of 2009. In November 2007, Apotex filed an action seeking a declaration of the invalidity of our Zyprexa compound and method-of-use patents, and no trial date has been set. We are involved in similar actions against Pharmascience (August 2007), Sandoz (July 2007), Nu-Pharm (June 2008), Genpharm (June 2008) and Cobalt (January 2009). By agreement between the parties, or due to scheduling by the court, no substantive developments are expected in these suits prior to the decision in the Novapharm suit.

•	In Germany, generic pharmaceutical manufacturers Egis-Gyogyszergyar and Neolab Ltd. challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In June 2007, the German Federal Patent Court held that our patent is invalid. Generic olanzapine was launched by competitors in Germany in the fourth quarter of 2007. We appealed the decision to the German Federal Supreme Court, and following a hearing in December 2008, the Supreme Court reversed the Federal Patent Court and found the patent to be valid. Following the decision of the Supreme Court, the generic companies either agreed to withdraw from the market or were subject to preliminary injunction. We are pursuing these companies for damages arising from infringement.

•	We have received challenges in a number of other countries, including Spain, the United Kingdom (U.K.), France, and several smaller European countries. In Spain, we have been successful at both the trial and appellate court levels in defeating the generic manufacturers’ challenges, but additional actions are now pending. In the U.K., the generic pharmaceutical manufacturer Dr. Reddy’s Laboratories (UK) Limited has challenged the validity of our Zyprexa compound and method-of-use patent (expiring in 2011). In October 2008, the Patents Court in the High Court, London ruled that our patent was valid. Dr. Reddy’s appealed this decision, and a hearing date for the appeal has been set for November 2009.
We are vigorously contesting the various legal challenges to our Zyprexa patents on a country-by-country basis. We cannot determine the outcome of this litigation. The availability of generic olanzapine in additional markets could have a material adverse impact on our consolidated results of operations.
Xigris and Evista: In June 2002, Ariad Pharmaceuticals, Inc. (Ariad), the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research, and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts sued us, alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body, and seeking royalties on past and future sales of these products. Following jury and bench trials on separate issues, the U.S. District Court of Massachusetts entered final judgment in September 2007 that Ariad’s claims were valid, infringed, and enforceable, and finding damages in the amount of $65 million plus a 2.3 percent royalty on net U.S. sales of Xigris and Evista since the time of the jury decision. However, the Court deferred the requirement to pay any damages until after all rights to appeal are exhausted. In April 2009, the Court of Appeals for the Federal Circuit overturned the District Court judgment, concluding that Ariad’s asserted patent claims are invalid. Ariad has requested the Court of Appeals to reconsider its decision and may request the United States Supreme court to consider the matter. However, we believe that these allegations are without legal merit, that we will ultimately prevail on these issues, and therefore that the likelihood of any monetary damages is remote.
Zyprexa Litigation
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
We are prepared to continue our vigorous defense of Zyprexa in all remaining claims. The U.S. Zyprexa product liability claims not subject to these agreements include approximately 120 lawsuits in the U.S. covering approximately 150 plaintiffs, of which about 80 cases covering about 110 plaintiffs are part of the MDL.

The MDL cases have been scheduled for trial in groups, with the earliest trial scheduled to begin in March 2010. We also have trials scheduled in California and Texas in November 2009.
In January 2009, we reached resolution with the Office of the U.S. Attorney for the Eastern District of Pennsylvania (EDPA), and the State Medicaid Fraud Control Units of 36 states and the District of Columbia, of an investigation related to our U.S. marketing and promotional practices with respect to Zyprexa. As part of the resolution, we pled guilty to one misdemeanor violation of the Food, Drug, and Cosmetic Act for the off-label promotion of Zyprexa in elderly populations as treatment for dementia, including Alzheimer’s dementia, between September 1999 and March 2001. We recorded a charge of $1.42 billion for this matter in the third quarter of 2008. In 2009, we paid substantially all of this amount, as required by the settlement agreements. As part of the settlement, we have entered into a corporate integrity agreement with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services (HHS), which requires us to maintain our compliance program and to undertake a set of defined corporate integrity obligations for five years. The agreement also provides for an independent third-party review organization to assess and report on the company’s systems, processes, policies, procedures, and practices.
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
We have been served with lawsuits filed by the states of Alaska, Arkansas, Connecticut, Idaho, Louisiana, Minnesota, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Utah, and West Virginia alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These suits seek to recover the costs paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs alleged to have been incurred and that will be incurred to treat Zyprexa-related illnesses. The Connecticut, Idaho, Louisiana, Minnesota, Mississippi, Montana, New Mexico, and West Virginia cases are part of the MDL proceedings in the EDNY. The Alaska case was settled in March 2008 for a payment of $15.0 million, plus terms designed to ensure, subject to certain limitations and conditions, that Alaska is treated as favorably as certain other states that may settle with us in the future over similar claims. We are in advanced discussions with the attorneys general for several of these states, seeking to resolve their Zyprexa-related claims, and we have reached settlement with the state of West Virginia. In the second quarter of 2009, we incurred a pretax charge of $105.0 million, representing the currently probable and estimable exposures in connection with the states’ claims. Discussions are ongoing, and it is possible that additional charges may occur in the future. The following cases have been set for trial: Connecticut in the EDNY in November 2009, and South Carolina in September 2009 and Pennsylvania in April 2010, both in their respective states.
In 2005, two lawsuits were filed in the EDNY purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions have now been consolidated into a single lawsuit, which is brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Two additional lawsuits were filed in the EDNY in 2006 on similar grounds. In September 2008, Judge Weinstein certified a class consisting of third-party payors, excluding governmental entities and individual consumers. We appealed the certification order, and Judge Weinstein’s order denying our motion for summary judgment, in September 2008. In 2007, The Pennsylvania Employees Trust Fund brought claims in state court in Pennsylvania as insurer of Pennsylvania state employees, who were prescribed Zyprexa on similar grounds as described in the New York cases. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug. The Pennsylvania case is set for trial in June 2010.
In early 2005, we were served with four lawsuits seeking class action status in Canada on behalf of patients who took Zyprexa. One of these four lawsuits has been certified for residents of Quebec, and a second has been certified in Ontario and includes all Canadian residents except for residents of Quebec and British Columbia. The allegations in the Canadian actions are similar to those in the product liability litigation pending in the U.S.
We cannot determine with certainty the additional number of lawsuits and claims that may be asserted. The ultimate resolution of Zyprexa product liability and related litigation could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
Other Product Liability Litigation
We have been named as a defendant in numerous other product liability lawsuits involving primarily diethylstilbestrol (DES), thimerosal, and Byetta. The majority of these claims are covered by insurance, subject to deductibles and coverage limits.
Product Liability Insurance
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims for other products in the future. In the past several years, we have experienced difficulties in obtaining product liability insurance due to a very restrictive insurance market. Therefore, for substantially all of our currently marketed products, we have been and expect that we will continue to be completely self-insured for future product liability losses. In addition, there is no assurance that we will be able to fully collect from our insurance carriers in the future.
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
FINANCIAL EXPECTATIONS FOR 2009
We revised our earnings per share guidance for the full year of 2009 and we now expect reported earnings per share to be in the range of $4.14 to $4.24; all other guidance remains unchanged. We expect mid-single digit revenue growth. We expect gross margin as a percent of total revenue to increase for the full year, driven by the beneficial foreign exchange impact in the first six months of 2009 compared to the first six months of 2008. For the second half of 2009, we expect a decrease in gross margin as a percent of total revenue compared to the second half of 2008. Marketing, selling, and administrative expenses are expected to show flat to low-single digit growth. Research and development expenses are projected to grow in the low-double digits. Other—net, expense (income) is expected to be a net loss of between $200.0 million and $250.0 million. Capital expenditures are expected to remain level at approximately $1.1 billion, and we expect continued strong operating cash flow.

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

Our management, with the participation of John C. Lechleiter, chairman, president, and chief executive officer, and Derica W. Rice, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2009, and concluded that they are effective.

(b)	Changes in Internal Controls. During the second quarter of 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 2, Management’s Discussion and Analysis, “Legal and Regulatory Matters,” for information on various legal proceedings, including but not limited to:
•	The U.S. patent litigation involving Cymbalta, Gemzar, Alimta, Evista, and Xigris

•	The patent litigation outside the U.S. involving Zyprexa

•	The investigation by the U.S. Attorney for the Eastern District of Pennsylvania and various state attorneys general relating to our U.S. sales, marketing, and promotional practices

•	The Zyprexa product liability and related litigation, including claims brought on behalf of state Medicaid agencies and private healthcare payors.

That information is incorporated into this Item by reference.
Other Product Liability Litigation
We refer to Part I, Item 3, of our Form 10-K annual report for 2008 for the discussion of product liability litigation involving diethylstilbestrol (DES) and vaccines containing the preservative thimerosal. In the DES litigation, we have been named as a defendant in approximately 50 suits involving approximately 80 claimants. In the thimerosal litigation, we have been named as a defendant in approximately 210 suits involving approximately 285 claimants. In addition, we have been named a defendant in approximately 20 lawsuits involving approximately 100 plaintiffs, primarily seeking to recover damages for pancreatitis experienced by patients prescribed Byetta. We are aware of approximately 30 additional claimants who have not yet filed suit. In June 2009, a lawsuit was filed in Louisiana state court (Ralph Jackson v. Eli Lilly and Company et al.) seeking to assert similar product liability claims on behalf of Louisiana residents who were prescribed Byetta.
Other Marketing Practices Litigation
In February 2006, we reached a settlement of an investigation by the Office of Consumer Litigation, Department of Justice, related to our marketing and promotional practices and physician communications with respect to Evista. As part of the settlement, a civil consent decree required us to continue to have a compliance program and to undertake a set of defined corporate integrity obligations related to Evista for five years. That consent decree has now been dissolved and an addendum was made to our corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services to include commitments specific to Evista.
Employee Litigation
In April 2006, three former employees and one current employee filed a putative class action against the company in the U.S. District Court for the Southern District of Indiana (Welch, et al. v. Eli Lilly and Company, filed April 20, 2006) alleging racial discrimination. Plaintiffs have since amended their complaint twice, adding to the lawsuit a current total of 145 individual plaintiffs as well as the national and local chapters of the National Association for the Advancement of Colored People (NAACP). The plaintiffs have requested and Lilly has opposed class action status. A ruling from the court on class action status is not expected for a number of months. We believe this lawsuit is without merit and are prepared to defend against it vigorously.
Other Matters
In July 2008, we received a request from the Civil Division of the United States Department of Justice requesting the production of documents related to nominal pricing. In June 2009, we received a Civil Investigative Demand from the office of the Attorney General of Texas requesting documents related to nominal pricing of Axid®; we divested the marketing rights for Axid in 2000. We are cooperating in these matters.
Along with over 100 other pharmaceutical companies operating in Europe, in 2008 we received questionnaires from the European Commission as part of its inquiry into whether pharmaceutical companies improperly blocked or created artificial barriers to pharmaceutical innovation or market entry of medicines through the misuse of patent rights, settlements of claims, litigation, or other means. In July 2009, the Commission released its final report in which it concluded that the practices of companies contributed to delays in the entry of medicines onto the market, but that shortcomings in the regulatory framework were also a contributing factor. The Commission will continue to monitor developments in the sector closely.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended June 30, 2009:

Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of	Shares that
	Total		Publicly	May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
	Purchased	Share	Programs	or Programs
Period	(a)	(b)	(c)	(d)
	(in thousands)		(in thousands)	(in millions)

April 2009	5	$32.88	—	$419.2
May 2009	—	—	—	419.2
June 2009	1	34.77	—	419.2

Total	6		—

The amounts presented in columns (a) and (b) above represent purchases of common stock related to our stock-based compensation programs. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.0 billion share repurchase program announced in March 2000. As of June 30, 2009, we have purchased $2.58 billion related to this program. During the first six months of 2009, no shares were repurchased pursuant to this program and we do not expect to purchase any shares under this program during the remainder of 2009.
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 3(ii).	Bylaws as amended through July 13, 2009

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of John C. Lechleiter, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY (Registrant)
Date July 31, 2009	s/ James B. Lootens
James B. Lootens
Secretary and Deputy General Counsel

Date July 31, 2009	s/ Arnold C. Hanish
Arnold C. Hanish
Vice President, Finance, and Chief Accounting Officer

INDEX TO EXHIBITS
The following documents are filed as a part of this Report:
Exhibit

EXHIBIT 3(ii).	Bylaws as amended through July 13, 2009 (incorporated by reference to Exhibit 3 to the report on Form 8-K filed by the Registrant on July 14, 2009)

EXHIBIT 11.	Statement re: Computation of Earnings per Share

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of John C. Lechleiter, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data File