Form 10-Q
period 2010-03-31
LILLY ELI & CO
filed 2010-04-30
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED MARCH 31, 2010
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
Yes ☑ No ☐
The number of shares of common stock outstanding as of April 20, 2010:

Class	Number of Shares Outstanding
Common	1,153,140,541

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1a. Risk Factors; Cautionary Statement Regarding Forward Looking Statements
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EX-11
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions, except
	per-share data)
Revenue	$5,485.5	$5,047.0
Cost of sales	1,122.5	816.4
Research and development	1,039.1	947.3
Marketing, selling, and administrative	1,614.4	1,529.2
Acquired in-process research and development (Note 3)	50.0	—
Asset impairments, restructuring, and other special charges (Note 5)	26.2	—
Other - net, expense (income) (Note 13)	(74.5)	70.7

	3,777.7	3,363.6

Income before income taxes	1,707.8	1,683.4
Income taxes (Note 10)	459.7	370.3

Net income	$1,248.1	$1,313.1

Earnings per share - basic and diluted (Note 9)	$1.13	$1.20

Dividends paid per share	$.49	$.49

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
Eli Lilly and Company and Subsidiaries

	March 31, 2010	December 31, 2009
	(Dollars in millions)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,725.2	$4,462.9
Short-term investments (Note 6)	33.2	34.7
Accounts receivable, net of allowances of $115.0 (2010) and $109.9 (2009)	3,194.3	3,343.3
Other receivables	535.6	488.5
Inventories	2,471.1	2,849.9
Deferred income taxes	275.2	271.0
Prepaid expenses	1,017.8	1,036.2

TOTAL CURRENT ASSETS	12,252.4	12,486.5

OTHER ASSETS
Investments (Note 6)	1,099.2	1,155.8
Goodwill and other intangibles - net (Note 4)	4,031.6	3,699.8
Sundry	1,827.6	1,921.4

	6,958.4	6,777.0

PROPERTY AND EQUIPMENT
Land, buildings, equipment, and construction-in-progress	14,181.1	15,100.0
Less accumulated depreciation	(6,194.1)	(6,902.6)

	7,987.0	8,197.4

	$27,197.8	$27,460.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$20.1	$27.4
Accounts payable	964.0	968.1
Employee compensation	506.1	894.2
Sales rebates and discounts	1,202.2	1,109.8
Dividends payable	—	538.0
Income taxes payable	192.1	346.7
Other current liabilities	2,773.1	2,683.9

TOTAL CURRENT LIABILITIES	5,657.6	6,568.1

Long-term debt	6,661.3	6,634.7
Accrued retirement benefit (Note 11)	2,024.2	2,334.7
Long-term income taxes payable (Note 10)	1,138.3	1,088.4
Deferred income taxes	81.2	84.8
Other noncurrent liabilities	1,172.9	1,224.9

	11,077.9	11,367.5

SHAREHOLDERS’ EQUITY (Notes 7 and 8)
Common stock	721.3	718.7
Additional paid-in capital	4,623.9	4,635.6
Retained earnings	11,077.2	9,830.4
Employee benefit trust	(3,013.2)	(3,013.2)
Deferred costs-ESOP	(75.3)	(77.4)
Accumulated other comprehensive loss	(2,776.9)	(2,471.9)
Noncontrolling interests	2.7	1.6

	10,559.7	9,623.8
Less cost of common stock in treasury	97.4	98.5

	10,462.3	9,525.3

	$27,197.8	$27,460.9

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,248.1	$1,313.1
Adjustments to reconcile net income to cash flows from operating activities:
Net marketing investigation charges paid	(56.5)	(1,063.1)
Other changes in operating assets and liabilities	(815.1)	(672.0)
Depreciation and amortization	299.4	306.3
Change in deferred taxes	230.5	129.1
Stock-based compensation expense	73.7	66.1
Acquired in-process research and development, net of tax	32.5	—
Other, net	(54.6)	8.4

NET CASH PROVIDED BY OPERATING ACTIVITIES	958.0	87.9

CASH FLOWS FROM INVESTING ACTIVITIES
Net purchases of property and equipment	(125.1)	(157.0)
Net change in short-term investments	(0.8)	286.2
Proceeds from sales and maturities of noncurrent investments	191.0	184.8
Purchases of noncurrent investments	(57.2)	(67.7)
Purchase of in-process research and development	(50.0)	—
Other, net	(10.5)	(19.0)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(52.6)	227.3

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(539.2)	(536.8)
Net change in short-term borrowings	(7.9)	(4,243.6)
Proceeds from issuance of long-term debt	0.1	2,400.0

NET CASH USED IN FINANCING ACTIVITIES	(547.0)	(2,380.4)

Effect of exchange rate changes on cash and cash equivalents	(96.1)	(118.4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	262.3	(2,183.6)

Cash and cash equivalents at January 1	4,462.9	5,496.7

CASH AND CASH EQUIVALENTS AT MARCH 31	$4,725.2	$3,313.1

See Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Eli Lilly and Company and Subsidiaries

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)

Net income	$1,248.1	$1,313.1

Other comprehensive loss, net of tax[1]	(305.0)	(343.5)

Comprehensive income	$943.1	$969.6

[1]	The significant components of other comprehensive loss were losses of $377.0 million and $403.7 million from foreign currency translation adjustments for the three months ended March 31, 2010 and March 31, 2009, respectively.
See Notes to Consolidated Condensed Financial Statements.

SEGMENT INFORMATION
We operate in one significant business segment - human pharmaceutical products. Operations of the animal health business segment are not material and share many of the same economic and operating characteristics as human pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the first quarters of 2010 and 2009 was $36.8 million and $35.7 million, respectively.
REVENUE BY CATEGORY
Worldwide revenue by category was as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)
Revenue — to unaffiliated customers:
Neuroscience	$2,244.1	$2,077.6
Endocrinology	1,477.8	1,396.4
Oncology	907.7	797.3
Cardiovascular	519.7	455.1
Animal health	289.6	264.1
Other pharmaceuticals	46.6	56.5

Total revenue	$5,485.5	$5,047.0

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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. We issued our financial statements by filing with the Securities and Exchange Commission (SEC) and have evaluated subsequent events up to the time of the filing.
Note 2: Implementation of New Financial Accounting Pronouncements
In March 2010, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) guidance related to Revenue Recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for us January 1, 2011 and is not expected to have a material impact to our consolidated financial position or results of operations.
In 2009, the FASB ratified EITF guidance related to Revenue Recognition that amends the previous guidance on arrangements with multiple deliverables. This guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration should be allocated. It also clarifies the method to allocate revenue in an arrangement using the estimated selling price. This guidance is effective for us January 1, 2011, and is not expected to be material to our consolidated financial position or results of operations.
We adopted the FASB Statement on Transfers and Servicing, an amendment of previous authoritative guidance. The most significant amendments resulting from this Statement consist of the removal of the concept of a qualifying special-purpose entity (SPE) from previous authoritative guidance, and the elimination of the exception for qualifying SPEs from the Consolidation guidance regarding variable interest entities. This Statement was effective for us January 1, 2010, and had no effect on our consolidated financial position or results of operations.
We adopted the FASB Statement that amended the previous Consolidations guidance regarding variable interest entities and addressed the effects of eliminating the qualifying SPE concept from the guidance on Transfers and Servicing. This Statement responded to concerns about the application of certain key provisions of the previous guidance on Consolidations regarding variable interest entities, including concerns over the transparency of enterprises’ involvement with variable interest entities. This Statement was effective for us January 1, 2010, and had no effect on our consolidated financial position or results of operations.

Note 3: Acquisitions
Acquisitions of Marketed Products and Products in Development
In March 2010, we entered into a license agreement with Acrux Limited to acquire the exclusive rights to commercialize its proprietary testosterone solution with the proposed tradename Axiron™. The product is currently under regulatory review by the U.S. Food and Drug Administration (FDA) for the treatment of testosterone deficiency in men and has no alternative future use. The charge of $50.0 million for acquired in-process research and development (IPR&D) related to this arrangement was included as expense in the first quarter of 2010 and is deductible for tax purposes. In connection with this arrangement, our partner is entitled to future milestones and royalties based on sales if this product is approved for commercialization.
Note 4: Collaborations
We often enter into collaborative arrangements to develop and commercialize drug candidates. Collaborative activities might include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These collaborations often require milestone and royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party. Revenues related to products sold by us pursuant to these arrangements are included in net product sales, while other sources of revenue (e.g., royalties and profit share payments) are included in collaboration and other revenue. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item, net of any payments made to or reimbursements received from our collaboration partners. Each collaboration is unique in nature, and our more significant arrangements are discussed below. The following table summarizes the composition of our total revenue recognized from all transactions, including collaboration activity:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009
	(Dollars in millions)
Net product sales	$5,332.5	$4,891.8
Collaboration and other revenue	153.0	155.2

Total revenue	$5,485.5	$5,047.0

Erbitux®
Prior to our acquisition in November 2008, ImClone Systems Inc. (ImClone) entered into several collaborations with respect to Erbitux, a product approved to fight cancer, while still in its development phase. The most significant collaborations operate in these geographic territories: the U.S., Japan, and Canada (Bristol-Myers Squibb Company); and worldwide except the U.S. and Canada (Merck KGaA). The agreements are expected to expire in 2018, upon which all of the rights with respect to Erbitux in the U.S. and Canada return to us. The following table summarizes the revenue recognized with respect to Erbitux:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009
	(Dollars in millions)
Net product sales	$17.0	$26.1
Collaboration and other revenue	75.5	68.0

Total revenue	$92.5	$94.1

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
Responsibilities associated with clinical and other ongoing studies are apportioned between the parties under the agreement. Collaborative reimbursements received by ImClone for supply of clinical trial materials; for research and development; and for a portion of marketing, selling, and administrative expenses are recorded as a reduction to the respective expense line items on the consolidated condensed statement of operations. We receive a distribution fee in the form of a royalty from BMS, based on a percentage of net sales in the U.S. and Canada, which is recorded in collaboration and other revenue. Royalty expense paid to third parties, net of any reimbursements received, is recorded as a reduction of collaboration and other revenue.
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
Necitumumab
In January 2010, we restructured the commercial agreement with BMS described above to allow for the co-development and co-commercialization of necitumumab, which is currently in Phase III clinical testing for non-small cell lung cancer. Within this restructured arrangement, we and BMS have agreed to share in the cost of developing and potentially commercializing necitumumab in the U.S., Canada, and Japan. We maintain exclusive rights to necitumumab in all other markets. We will fund 45 percent of the development costs for studies that will be used only in the U.S., and 72.5 percent for global studies. We will be responsible for the manufacturing of API and BMS will be responsible for manufacturing the finished product. We could receive a payment of $250.0 million upon approval in the U.S. In the U.S. and Canada, BMS will record sales and we will receive 45 percent of the profits for necitumumab, while we will provide 50 percent of the selling effort. In Japan, we and BMS will share costs and profits evenly.
Exenatide
We are in a collaborative arrangement with Amylin Pharmaceuticals (Amylin) for the joint development, marketing, and selling of Byetta® (exenatide injection) and other forms of exenatide such as exenatide once weekly. Byetta is presently approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control using metformin, a sulfonylurea or a combination of metformin and sulfonylurea; and in the U.S. only, as an adjunctive therapy in patients using a thiazolidinedione (with or without metformin) and as a monotherapy. Lilly and Amylin are co-promoting exenatide in the U.S. Amylin is responsible for manufacturing and primarily utilizes third-party contract manufacturers to supply Byetta. However, we are manufacturing Byetta pen delivery devices for Amylin. We are responsible for development and commercialization costs outside the U.S.
Under the terms of our arrangement, we report as collaboration and other revenue our 50 percent share of gross margin on Amylin’s net product sales in the U.S. We report as net product sales 100 percent of sales outside the U.S. and our sales of Byetta pen delivery devices to Amylin. The following table summarizes the revenue recognized with respect to Byetta:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009
	(Dollars in millions)
Net product sales	$43.2	$27.3
Collaboration and other revenue	72.5	70.2

Total revenue	$115.7	$97.5

We pay Amylin a percentage of the gross margin of exenatide sales outside of the U.S., and these costs are recorded in cost of sales. Under the 50/50 profit-sharing arrangement for the U.S., in addition to recording as revenue our 50 percent share of exenatide’s gross margin, we also record 50 percent of U.S. research and development costs and marketing and selling costs in the respective line items on the consolidated condensed statements of operations.
A New Drug Application has been submitted to the FDA for Bydureon™, the proposed brand name for exenatide once weekly. Amylin is constructing and will operate a manufacturing facility for exenatide once weekly, and we have entered into a supply agreement in which Amylin will supply exenatide once weekly product to us for sales outside the U.S. The estimated total cost of the facility is approximately $550 million. In 2008, we paid $125.0 million to Amylin, which we will amortize to cost of sales over the estimated life of the supply agreement beginning with product launch. We would be required to reimburse Amylin for a portion of any future impairment of this facility, recognized in accordance with GAAP. A portion of the $125.0 million payment we made to Amylin would be creditable against any amount we would owe as a result of impairment. We have also agreed to loan up to $165.0 million to Amylin at an indexed rate beginning December 1, 2009; no amounts have been loaned pursuant to this arrangement and any borrowings have to be repaid by June 30, 2014. We have also agreed to cooperate with Amylin in the development, manufacturing, and marketing of exenatide once weekly in a dual-chamber cartridge pen configuration. We will contribute 60 percent of the total initial capital costs of the project, our portion of which will be approximately $130 million, of which we have contributed approximately $62 million as of March 31, 2010.
Cymbalta®

Boehringer Ingelheim
We have been in a collaborative arrangement with Boehringer Ingelheim (BI) to jointly market and promote Cymbalta (duloxetine), a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and fibromyalgia, outside the U.S. and Japan. Pursuant to the terms of the agreement, we generally shared equally in development, marketing, and selling expenses, and paid BI a commission on sales in the co-promotion territories. We manufacture the product for all territories. Reimbursements or payments for the cost sharing of marketing, selling, and administrative expenses were recorded in the respective expense line items in the consolidated condensed statements of operations. The commission paid to BI was recorded in marketing, selling, and administrative expenses. In March 2010, the parties agreed to terminate this agreement, and the exclusive rights to develop and market duloxetine for all indications in countries outside the U.S. and Japan were re-acquired by us. In connection with the arrangement, we paid BI approximately $400 million and will also pay a royalty to BI on our sales in these countries through 2012. We record these costs as intangible assets and will amortize to marketing, selling and administrative expenses over the life of the original agreement, which is through 2015.
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
Effient®
We are in a collaborative arrangement with Daiichi Sankyo Company, Limited (D-S) to develop, market, and promote Effient, an antiplatelet agent for the treatment of patients with acute coronary syndrome (ACS) who are being managed with an artery-opening procedure known as percutaneous coronary intervention (PCI). The product was approved for marketing by the European Commission under the trade name Efient® in February 2009, and the initial sales were recorded in the first quarter of 2009. The product was also approved for marketing by the FDA under the tradename Effient in July 2009, and the initial sales in the U.S. were recorded in the third quarter. Within this arrangement, we and D-S have agreed to co-promote under the same trademark in certain territories (including the U.S. and five major European markets), while we have exclusive marketing rights in certain other territories. D-S has exclusive marketing rights in Japan. Under the agreement, we paid D-S an upfront license fee and milestones related to successful development and product launch. The parties share approximately 50/50 in the profits, as well as in the costs of development and marketing in the co-promotion territories. A third party manufactures bulk product, and we produce the finished product for our exclusive and co-promotion territories. We record product sales in our exclusive and co-promotion territories. In our exclusive territories, we pay D-S a royalty specific to these territories. Profit share payments made to D-S are recorded as marketing, selling, and administrative expenses. All royalties paid to D-S and the third-party manufacturer are recorded in cost of sales. Worldwide Effient sales were $8.8 million in the first quarter of 2010. The acceleration in total prescription growth sequentially from last quarter has generated a substantial reduction in the original product stocking. We and D-S continue to make progress in gaining reimbursement and access for the product.
TPG-Axon Capital

In 2008, we entered into an agreement with an affiliate of TPG-Axon Capital (TPG) for the Phase III development of semagacestat and solanezumab, our two lead molecules for the treatment of mild to moderate Alzheimer’s disease. Under the agreement, both we and TPG will provide funding for the Alzheimer’s clinical trials. Funding from TPG will not exceed $325 million and could extend into 2014. In exchange for their funding, TPG may receive success-based milestones totaling $330 million and mid- to high-single digit royalties that are contingent upon the successful development of the Alzheimer’s treatments. The royalties will be paid for approximately eight years after launch of a product. Reimbursements received from TPG for its portion of research and development costs incurred related to the Alzheimer’s treatments are recorded as a reduction to the research and development expense line item on the consolidated condensed statements of operations. The reimbursement from TPG has not been and is not expected to be material in any period.
Summary of Collaboration Related Commission and Profit Share Payments
The aggregate amount of commission and profit share payments included in marketing, selling, and administrative expense pursuant to the collaborations described above was $65.1 million and $77.6 million in the quarters ended March 31, 2010 and 2009, respectively.
Note 5: Asset Impairments, Restructuring, and Other Special Charges
We recognized asset impairments, restructuring and other special charges of $26.2 million in the first quarter of 2010 as a result of our previously announced initiatives to reduce our cost structure and global workforce as well as previously announced strategic decisions. These charges primarily related to severance costs, which are expected to be paid in the first half of 2010, and exit costs incurred in the first quarter of 2010.
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
For derivative contracts that are designated and qualify as fair value hedges, the derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on the underlying exposure. For derivative contracts that are designated and qualify as cash flow hedges, the effective portion of gains and losses on these contracts is reported as a component of other comprehensive loss and reclassified into earnings in the same period the hedged transaction affects earnings. Hedge ineffectiveness is immediately recognized in earnings. Derivative contracts that are not designated as hedging instruments are recorded at fair value with the gain or loss recognized currently in earnings during the period of change.
We may enter into foreign currency forward and purchase option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other-net, expense (income). The purchased option contracts are used to hedge anticipated foreign currency transactions, primarily intercompany inventory activities expected to occur within the next year. These contracts are designated as cash flow hedges of those future transactions, and the impact on earnings is included in cost of sales. We may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward and purchase option contracts generally have maturities not exceeding 12 months. At March 31, 2010, we did not hold any foreign currency option contracts. At March 31, 2010, we had outstanding foreign currency forward commitments to purchase 415 million British pounds and sell 457 million euro, commitments to purchase 869 million U.S. dollars and sell 644 million euro, and commitments to buy 1.06 billion euro and sell 1.44 billion U.S. dollars, which will settle within five months.
In the normal course of business, our operations are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing, and operating. We address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt and investment positions and may enter into interest rate swaps or collars to help maintain that balance. Interest rate swaps or collars that convert our fixed-rate debt or investments to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating rate debt or investments to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. At March 31, 2010, approximately 97 percent of our total debt is at a fixed rate. We have converted approximately 65 percent of our fixed-rate debt to floating rates through the use of interest rate swaps.
The Effect of Risk-Management Instruments on the Statement of Operations
Both the losses on the hedged fixed-rate debt and the offsetting gains on the related interest rate swaps for the first quarter of 2010 were $31.6 million. In the first quarter of 2009, both the gains on the hedged fixed-rate debt and the offsetting losses on the related interest rate swaps were $139.6 million. These amounts net to zero for each quarter and were included in other - net, expense (income).
We expect to reclassify $11.9 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on floating rate debt from accumulated other comprehensive loss to earnings during the next 12 months.
Other-net, expense (income) for the three months ended March 31, 2010 and 2009, includes the effective portion of losses on interest rate contracts in designated cash flow hedging relationships reclassified from accumulated other comprehensive loss into income of $2.2 million and $2.5 million, respectively, and the net gains on foreign exchange contracts not designated as hedging instruments recognized in income of $6.8 million and $36.6 million, respectively. The effective portion of net gains on interest rate contracts in designated cash flow hedging relationships recorded in other comprehensive loss for the three months ended March 31, 2010 and 2009, was zero and $37.8 million, respectively.

During the three months ended March 31, 2010 and 2009, net losses related to ineffectiveness and net losses related to the portion of our risk-management hedging instruments, fair value and cash flow hedges excluded from the assessment of effectiveness were not material.
Fair Value of Financial Instruments
The following tables summarize certain fair value information at March 31, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
			Quoted
			Prices in
			Active
			Markets
			for	Significant	Significant
			Identical	Other	Unobservable
	Carrying	Amortized	Assets	Observable Inputs	Inputs	Fair
Description	Amount	Cost	(Level 1)	(Level 2)	(Level 3)	Value

March 31, 2010

Short-term investments
Corporate debt securities	$19.1	$19.2	$—	$19.1	$—	$19.1
U.S. government and agencies	13.9	13.9	13.9	—	—	13.9
Other securities	0.2	0.2	—	0.2	—	0.2

	$33.2	$33.3

Noncurrent investments
Corporate debt securities	$172.3	$175.4	$—	$172.3	$—	$172.3
Mortgage-backed	229.3	288.1	—	229.3	—	229.3
Asset-backed	58.9	73.0	—	58.9	—	58.9
U.S. government and agencies	75.5	75.5	75.5	—	—	75.5
Other debt securities	7.0	9.7	—	3.4	3.6	7.0
Marketable equity	409.4	186.9	409.4	—	—	409.4
Equity method and other investments	146.8	146.8	—	—	—	NA

	$1,099.2	$955.4

Long-term debt, including current portion	$(6,681.0)	NA	$—	$(6,844.8)	$—	$(6,844.8)

Risk-management instruments
Interest rate contracts designated as hedging instruments Sundry	$160.3	NA	$—	$160.3	$—	$160.3
Foreign exchange contracts not designated as hedging instruments Prepaid expenses	14.0	NA	—	14.0	—	14.0
Other current liabilities	(9.1)	NA	—	(9.1)	—	(9.1)

December 31, 2009

Short-term investments
Corporate debt securities	$15.8	$16.1	$—	$15.8	$—	$15.8
U.S. government and agencies	18.5	18.8	18.5	—	—	18.5
Other securities	0.4	0.4	—	0.4	—	0.4

	$34.7	$35.3

Noncurrent investments

			Fair Value Measurements Using
			Quoted
			Prices in
			Active
			Markets
			for	Significant	Significant
			Identical	Other	Unobservable
	Carrying	Amortized	Assets	Observable Inputs	Inputs	Fair
Description	Amount	Cost	(Level 1)	(Level 2)	(Level 3)	Value

Corporate debt securities	$185.9	$195.4	$—	$185.9	$—	$185.9
Mortgage-backed	240.3	310.0	—	240.3	—	240.3
Asset-backed	78.7	94.1	—	78.7	—	78.7
U.S. government and agencies	81.3	81.7	81.3	—	—	81.3
Other debt securities	34.4	12.8	—	3.6	30.8	34.4
Marketable equity	378.7	184.0	378.7	—	—	378.7
Equity methods and other investments	156.5	156.5	—	—	—	NA

	$1,155.8	$1,034.5

Long-term debt, including current portion	$(6,655.0)	NA	$—	$(6,827.8)	$—	$(6,827.8)

Risk-management instruments
Interest rate contracts designated as hedging instruments Sundry	$134.9	NA	$—	$134.9	$—	$134.9
Other noncurrent liabilities	(6.2)	NA	—	(6.2)	—	(6.2)
Foreign exchange contracts not designated as hedging instruments Prepaid expenses	8.8	NA	—	8.8	—	8.8
Other current liabilities	(10.7)	NA	—	(10.7)	—	(10.7)

NA — Not applicable
We determine fair values based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. The fair value of equity method investments and other investments is not readily available.
Approximately $225 million of our investments in debt securities, measured at fair value, will mature within five years.
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in other comprehensive loss follows:

	March 31, 2010	December 31, 2009

Unrealized gross gains	$230.7	$222.4
Unrealized gross losses	87.0	101.7
Fair value of securities in an unrealized gain position	667.5	579.8
Fair value of securities in an unrealized loss position	313.3	449.4
Other-than-temporary impairment losses on fixed income securities of $1.0 million and $7.9 million were recognized in the statement of operations for the three months ended March 31, 2010 and 2009, respectively. These losses primarily relate to credit losses on certain mortgage-backed securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing the credit loss were the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration.
The securities in an unrealized loss position are comprised of fixed-rate debt securities of varying maturities. The value of fixed income securities is sensitive to changes in the yield curve and other market conditions, which led to the decline in value in 2008. Approximately 60 percent of the securities in a loss position are investment-grade debt securities. The majority of these securities first moved into an unrealized loss position during 2008. At this time, there is no indication of default on interest or principal payments for debt securities other than those for which an other-than-temporary impairment charge has been recorded. We do not intend to sell and it is not more likely than not we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and we have concluded that no additional other-than-temporary loss is required to be charged to earnings as of March 31, 2010.
Activity related to our available-for-sale investment portfolio was as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009

Proceeds from sales	$178.7	$287.6
Realized gross gains on sales	63.2	45.7
Realized gross losses on sales	1.8	8.7
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
Note 7: Stock-Based Compensation
Our stock-based compensation expense consists primarily of performance awards (PAs) and shareholder value awards (SVAs). We recognized pretax stock-based compensation cost of $73.7 million and $66.1 million in the first quarter of 2010 and 2009, respectively.
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain earnings per share targets over a two-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement periods. As of March 31, 2010, the total remaining unrecognized compensation cost related to nonvested PAs amounted to $157.4 million, which will be amortized over the weighted-average remaining requisite service period of approximately 15 months.
SVAs are granted to officers and management and are payable in shares of common stock at the end of a three-year period. The number of shares actually issued varies depending on our stock price at the end of the three-year vesting period compared to pre-established target prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. As of March 31, 2010, the total remaining unrecognized compensation cost related to nonvested SVAs amounted to $81.8 million, which will be amortized over the weighted-average remaining requisite service period of approximately 26 months.
Note 8: Shareholders’ Equity
As of March 31, 2010, we have purchased $2.58 billion of our previously announced $3.0 billion share repurchase program. During the first quarter of 2010, we did not acquire any shares pursuant to this program, nor do we expect any share repurchases under this program for the remainder of 2010.

Note 9: Earnings Per Share
Unless otherwise noted in the footnotes, all per-share amounts are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares plus the effect of all potentially dilutive common shares (primarily contingently issuable shares and unexercised stock options).
Note 10: Income Taxes
We file income tax returns in the U.S. federal jurisdiction and various state, local, and non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations in major taxing jurisdictions for years before 2005. The IRS began its examination of tax years 2005-2007 during the third quarter of 2008. In the third quarter of 2009, we settled an IRS administrative appeals matter from the 2001-2004 IRS audit. Considering the status of the 2005-2007 IRS examination at that time and the settlement of the IRS administrative appeals matter from the 2001-2004 audit, gross unrecognized tax benefits were reduced approximately $190 million in the third quarter of 2009. Additionally, in the third quarter of 2009, our income tax expense was reduced by $54.4 million, and a cash payment of $52.8 million was paid, after utilization of applicable tax credit carryovers.
The IRS continues its examination of tax years 2005-2007. In the first quarter of 2010, we began the process of advancing the examination procedures to tax years 2008-2009 for certain matters currently being examined in the 2005-2007 audit cycle. The resolution of all issues related to these tax examinations will likely extend beyond the next 12 months.
The new U.S. health care legislation (both the primary “Patient Protection and Affordable Care Act” and the “Health Care and Education Reconciliation Act”) eliminated the tax-free nature of the subsidy we receive for sponsoring retiree drug coverage that is “actuarially equivalent” to Medicare Part D. This provision is effective January 1, 2013. While this change has a future impact on our net tax deductions related to retiree health benefits, we are required to record a one-time charge to adjust our deferred tax asset for this change in the law in the quarter of enactment. Accordingly, we recorded a non-cash charge of $85.1 million in the first quarter of 2010.
Note 11: Retirement Benefits
     Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$57.8	$60.7	$15.7	$16.3
Interest cost	108.1	103.4	29.7	28.7
Expected return on plan assets	(157.6)	(142.3)	(30.7)	(29.5)
Amortization of prior service cost	1.8	1.8	(9.3)	(9.0)
Recognized actuarial loss	40.7	21.6	21.6	17.2

Net periodic benefit cost	$50.8	$45.2	$27.0	$23.7

As of March 31, 2010, approximately $265 million of the total expected 2010 contributions of approximately $400 million has been made to our defined benefit pension plans. During the remainder of 2010, we expect to make contributions to our defined benefit pension plans of approximately $25 million to satisfy minimum funding requirements and approximately $110 million of additional discretionary funding.
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
Patent Litigation
We are engaged in the following U.S. patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):
•	Cymbalta: Sixteen generic drug manufacturers have submitted Abbreviated New Drug Applications (ANDAs) seeking permission to market generic versions of Cymbalta prior to the expiration of our relevant U.S. patents (the earliest of which expires in 2013). Of these challengers, all allege non-infringement of the patent claims directed to the commercial formulation, and nine allege invalidity of the patent claims directed to the active ingredient duloxetine. Of the nine challengers to the compound patent claims, one further alleges invalidity of the claims directed to the use of Cymbalta for treating fibromyalgia, and one alleges the patent having claims directed to the active ingredient is unenforceable. In November 2008 we filed lawsuits in U.S. District Court for the Southern District of Indiana against Actavis Elizabeth LLC; Aurobindo Pharma Ltd.; Cobalt Laboratories, Inc.; Impax Laboratories, Inc.; Lupin Limited; Sandoz Inc.; and Wockhardt Limited, seeking rulings that the patents are valid, infringed, and enforceable. We filed similar lawsuits in the same court against Sun Pharma Global, Inc. in December 2008 and against Anchen Pharmaceuticals, Inc. in August 2009. The cases have been consolidated and actions against all but Wockhardt Limited have been stayed pursuant to stipulations by the defendants to be bound by the outcome of the litigation through appeal.

•	Gemzar®: Mayne Pharma (USA) Inc., now Hospira, Inc. (Hospira); Fresenius Kabi Oncology Plc (Fresenius); Sicor Pharmaceuticals, Inc., now Teva Parenteral Medicines, Inc. (Teva); and Sun Pharmaceutical Industries Inc. (Sun) each submitted one or more ANDAs seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (compound patent expiring in 2010 and method-of-use patent expiring in 2013), and alleging that these patents are invalid. Sandoz Inc. (Sandoz) and APP Pharmaceuticals, LLC (APP) have similarly challenged our method-of-use patent. We filed lawsuits in the U.S. District Court for the Southern District of Indiana against Teva (February 2006), Hospira (October 2006, January 2008, and March 2010), Sandoz (October 2009), APP (December 2009), and Fresenius (February 2010), seeking rulings that our patents are valid and are being infringed. In November 2007, Sun filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan, seeking rulings that our method-of-use and compound patents are invalid or unenforceable, or would not be infringed by the sale of Sun’s generic product. The status of these cases is as follows:
•	In August 2009, the district court in Michigan granted a motion by Sun for partial summary judgment, invalidating our method-of-use patent. We have appealed this decision, and the oral argument will be heard in the U.S. Court of Appeals for the Federal Circuit in May 2010. The outcome of litigation with several generic companies, some of which have tentative or final marketing approval for generic gemcitabine, depends on the outcome of the appeal, and an affirmation of the district court’s decision could result in generic product on the market in the U.S. as early as November 2010. The trial originally scheduled for December 2009 has been postponed while the court considers Sun’s second summary judgment motion, related to the validity of our compound patent. Sun’s ANDA has received tentative approval from the FDA.

•	The trial against Teva was held in September 2009. In March 2010, the district court in Indiana upheld the validity of our compound patent. The court also ruled in our favor on all invalidity theories brought forward by Teva on our method-of-use patent, except for obviousness-type double patenting. The court applied collateral estoppel with regard to this theory, given the ruling in the Sun case. Teva’s ANDAs have been approved by the FDA.

•	Two suits against Hospira have been administratively closed, and the parties have agreed to be bound by the results of the Teva suit. The remaining suit is in the early stages.

•	Sandoz withdrew its ANDA and the suit against it was dismissed in February 2010.

•	APP filed a motion to dismiss our suit, based on the decision in the Sun case. APP’s ANDA has received tentative approval from the FDA, but APP is prohibited from entering the market by a 30-month stay, which expires in May 2012.

•	The Fresenius case is in the early stages.
•	Alimta®: Teva Parenteral Medicines, Inc. (Teva), APP, and Barr Laboratories, Inc. (Barr) each submitted ANDAs seeking approval to market generic versions of Alimta prior to the expiration of the relevant U.S. patent (licensed from the Trustees of Princeton University and expiring in 2016), and alleging the patent is invalid. We, along with Princeton, filed lawsuits in the U.S. District Court for the District of Delaware against Teva, APP, and Barr seeking rulings that the compound patent is valid and infringed. Trial is scheduled for November 2010 against Teva and APP.

•	Evista®: In 2006, Teva Pharmaceuticals USA, Inc. (Teva) submitted an ANDA seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In June 2006, we filed a lawsuit against Teva in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Teva. The trial against Teva was completed in March 2009. In September 2009, the court upheld our method-of-use patents (the last expires in 2014) and Teva has appealed that ruling. In addition, the court held that our particle-size patents (expiring 2017) are invalid, and we have appealed that ruling. InvaGen Pharmaceuticals, Inc. (InvaGen) submitted an ANDA in 2008 seeking approval to market a generic version of Evista prior to the expiration of the particle-size patents at issue in the Teva matter. We filed suit against InvaGen in January 2009 in the U.S. District Court for the Southern District of Indiana. That action has been stayed pending the outcome of the Teva appeal.

•	Strattera®: Actavis Elizabeth LLC (Actavis), Apotex Inc. (Apotex), Aurobindo Pharma Ltd. (Aurobindo), Mylan Pharmaceuticals Inc. (Mylan), Sandoz Inc. (Sandoz), Sun Pharmaceutical Industries Limited (Sun), and Teva Pharmaceuticals USA, Inc. (Teva) each submitted an ANDA seeking permission to market generic versions of Strattera prior to the expiration of our relevant U.S. patent (expiring in 2017), and alleging that this patent is invalid. In 2007, we brought a lawsuit against Actavis, Apotex, Aurobindo, Mylan, Sandoz, Sun, and Teva in the United States District Court for the District of New Jersey. The court has ruled on all pending summary judgment motions, and granted our infringement motion. The remaining invalidity defenses will be decided at trial, scheduled for May 2010. Several companies have received tentative approval to market generic atomoxetine, but are prohibited from entering the market by a 30-month stay that expires in November 2010. An adverse court decision prior to November 2010 would terminate the stay and enable one or more companies to launch generic atomoxetine.
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
We have received challenges to Zyprexa® patents in a number of countries outside the U.S.:
•	In Canada, several generic pharmaceutical manufacturers have challenged the validity of our Zyprexa patent (expiring in 2011). In April 2007, the Canadian Federal Court ruled against the first challenger, Apotex Inc. (Apotex), and that ruling was affirmed on appeal in February 2008. In June 2007, the Canadian Federal Court held that an invalidity allegation of a second challenger, Novopharm Ltd. (Novopharm), was justified and denied our request that Novopharm be prohibited from receiving marketing approval for generic olanzapine in Canada. Novopharm began selling generic olanzapine in Canada in the third quarter of 2007. In September 2009, the Canadian Federal Court ruled against us in the Novapharm suit, finding our patent invalid. We have appealed this decision, and the appeal is scheduled to be heard in June 2010. If the decision is upheld, we could face liability for damages related to delays in the launch of generic olanzapine products; however, we have concluded at this time that the damages are not probable or estimable.

•	In Germany, the German Federal Supreme Court upheld the validity of our Zyprexa patent (expiring in 2011) in December 2008, reversing an earlier decision of the Federal Patent Court. Following the decision of the Supreme Court, the generic companies who launched generic olanzapine based on the earlier decision either agreed to withdraw from the market or were subject to injunction. We have negotiated settlements of the damages arising from infringement with most of the generic companies.

•	We have received challenges in a number of other countries, including Spain, Austria, Australia, and several smaller European countries. In Spain, we have been successful at both the trial and appellate court levels in defeating the generic manufacturers’ challenges, but additional actions against multiple generic companies are now pending. In March 2010, the District Court of Hague ruled against us and revoked our compound patent in the Netherlands. We plan to appeal this decision.
We are vigorously contesting the various legal challenges to our Zyprexa patents on a country-by-country basis. We cannot determine the outcome of this litigation. The availability of generic olanzapine in additional markets could have a material adverse impact on our consolidated results of operations.
Xigris® and Evista: In June 2002, Ariad Pharmaceuticals, Inc. (Ariad), the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research, and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts sued us, alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body, and seeking royalties on past and future sales of these products. Following jury and bench trials on separate issues, the U.S. District Court of Massachusetts entered final judgment in September 2007 that Ariad’s claims were valid, infringed, and enforceable, and finding damages in the amount of $65 million plus a 2.3 percent royalty on net U.S. sales of Xigris and Evista since the time of the jury decision. However, the court deferred the requirement to pay any damages until after all rights to appeal are exhausted. In April 2009, the Court of Appeals for the Federal Circuit overturned the District Court judgment, concluding that Ariad’s asserted patent claims are invalid. In August 2009, the Court of Appeals agreed to review this decision en banc, thereby vacating the Court of Appeals decision. In March 2010, the Court of Appeals ruled in our favor. The plaintiffs may seek review of this decision by the U.S. Supreme Court, but we believe the likelihood of success in such an appeal is remote.
Zyprexa Litigation
We have been named as a defendant in a large number of Zyprexa product liability lawsuits in the U.S. and have been notified of many other claims of individuals who have not filed suit. The lawsuits and unfiled claims (together the “claims”) allege a variety of injuries from the use of Zyprexa, with the majority alleging that the product caused or contributed to diabetes or high blood-glucose levels. The claims seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the claims also allege that we improperly promoted the drug. Almost all of the federal lawsuits are part of a Multi-District Litigation (MDL) proceeding before The Honorable Jack Weinstein in the Federal District Court for the Eastern District of New York (EDNY) (MDL No. 1596).
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
We are prepared to continue our vigorous defense of Zyprexa in all remaining claims. The U.S. Zyprexa product liability claims not subject to these agreements include approximately 150 lawsuits in the U.S. covering approximately 240 plaintiffs, of which about 125 cases covering about 140 plaintiffs are part of the MDL. The MDL cases have been scheduled for trial in groups, the earliest trial groups have been tentatively scheduled for September and October 2010. We also have trials scheduled in Texas state court in August and December 2010 and in Ohio in December 2010.
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
We have been served with lawsuits filed by the states of Alaska, Arkansas, Connecticut, Idaho, Louisiana, Minnesota, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Utah, and

West Virginia alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These suits seek to recover the costs paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs alleged to have been incurred and that will be incurred by the states to treat Zyprexa-related illnesses. The Connecticut, Idaho, Louisiana, Minnesota, Mississippi, Montana, New Mexico, and West Virginia cases are part of the MDL proceedings in the EDNY. The Alaska case was settled in March 2008 for a payment of $15.0 million, plus terms designed to ensure, subject to certain limitations and conditions, that Alaska is treated as favorably as certain other states that may settle with us in the future over similar claims. We are in advanced discussions with the attorneys general for several of these states, seeking to resolve their Zyprexa-related claims, and we have agreed to settlements with the states of Arkansas, Connecticut, Idaho, Louisiana, Mississippi, Montana, New Mexico, South Carolina, Utah, and West Virginia. In the second and third quarters of 2009, we incurred pretax charges of $105.0 million and $125.0 million, respectively, reflecting the currently probable and estimable exposures in connection with these claims. The Pennsylvania case is set for trial in June 2010 in state court.
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
Other Product Liability Litigation
We have been named as a defendant in numerous other product liability lawsuits involving primarily diethylstilbestrol (DES), thimerosal, and Byetta. Approximately half of these claims are covered by insurance, subject to deductibles and coverage limits.
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
Note 13: Other - Net, Expense (Income)
Other - net, expense (income) comprised the following:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Interest expense	$47.6	$87.6
Interest income	(10.6)	(27.4)
Other	(111.5)	10.5

	$(74.5)	$70.7

Other Income for the first quarter of 2010 is primarily related to damages recovered from generic pharmaceutical companies following Zyprexa patent litigation in Germany and a gain related to the disposition of investment securities acquired in the ImClone acquisition.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OPERATING RESULTS
Executive Overview
I. Financial Results
Our worldwide revenue for the quarter increased 9 percent, to $5.49 billion, driven primarily by the increase in revenue related to the collective growth of Alimta, Cymbalta, Zyprexa, Humalog® and Cialis®. Net income and earnings per share for the first quarter of 2010 decreased to $1.25 billion and $1.13, respectively, compared with $1.31 billion and $1.20, respectively, for the first quarter of 2009. Net income for the first quarter of 2010 was affected by the following significant items:
•	Due to the enactment of health care reform in the U.S. in March 2010, total revenue decreased by $62.4 million (pretax), or $.04 per share, as a result of higher rebates, and we recorded a one-time non-cash charge of $85.1 million, or $.08 per share, associated with the imposition of tax on the prescription drug subsidy of our U.S. retiree health plan.

•	We incurred acquired IPR&D charges associated with the in-licensing arrangement with Acrux Limited of $50.0 million (pretax), which decreased earnings per share by $.03.

•	We recognized asset impairments, restructuring, and other special charges of $26.2 million (pretax) primarily related to severance and other related costs from previously announced strategic actions that we are taking to reduce our cost structure and global workforce, which decreased earnings per share by $.02.
II. Late-Stage Pipeline Developments and Business Development Activity in 2010
•	We signed an agreement with our partner, Boehringer Ingelheim (BI), to terminate the existing arrangement and re-acquire the exclusive rights to develop and market duloxetine for all indications in countries outside the U.S. and Japan. We paid BI approximately $400 million and will pay a royalty on sales through the end of 2012 in these countries. We already had exclusive rights to duloxetine in the U.S. In Japan, we and our partner, Shionogi & Co., Ltd., continue to have a co-development and co-marketing agreement.

•	We confirmed that the Prescription Drug User Fee Act (PDUFA) date for Cymbalta in chronic pain passed without action by the FDA. Based on recent discussions with the FDA, we expect that the FDA will schedule an advisory committee meeting to discuss the supplemental New Drug Application (sNDA) in the second half of 2010.

•	We, along with our partners Amylin and Alkermes, Inc., received a complete response letter from the FDA for Bydureon, the proposed brand name for exenatide once weekly. The companies submitted their response to the FDA’s letter in April. We also submitted Bydureon for review by the European Medicines Agency.

•	We entered into an exclusive worldwide license agreement for the potential commercialization of Acrux’s experimental testosterone solution (proposed tradename Axiron). The New Drug Application for Axiron is currently under regulatory review by the FDA for the treatment of testosterone deficiency (hypogonadism) in men.

•	Our animal health division, Elanco, signed an agreement to acquire the European rights to a portfolio of certain Pfizer Animal Health products. The products, including vaccines, parasiticides and feed additives, serve both the production animal and companion animal markets, and had sales of approximately 65 million euro in 2009. Elanco also will acquire a manufacturing facility in Sligo, Ireland, currently used in the production of animal vaccines.
III. Legal, Regulatory, and Other Matters
In September 2009, we set a goal to reduce our expected cost structure by $1 billion by the end of 2011. We also plan to lower global headcount to 35,000 by the end of 2011, excluding strategic sales force additions in high-growth emerging markets and Japan, which could result in future periodic restructuring charges.
The U.S. District Court for the Eastern District of Michigan granted a motion for partial summary judgment in August 2009, invalidating our U.S. method-of-use patent for Gemzar (expiring in 2013). We have appealed the district court’s decision, and oral arguments are scheduled for May 2010. The outcome of litigation with several generic companies, some of which have tentative or final marketing approval for generic gemcitabine, depends on the outcome of the appeal, and an affirmation of the district court’s decision could result in generic product on the market in the U.S. as early as November 2010. The U.S. District Court for the Southern District of Indiana has upheld our compound patent for Gemzar (exclusivity based on this patent expires in November 2010), however a summary judgment motion on this patent is still pending in the Eastern District of Michigan.
Trial is scheduled for May 2010 in the U.S. District Court for the District of New Jersey on the validity of our Strattera method-of-use patent, which expires in 2017. Several generic companies have tentative approval to market generic atomoxetine.
The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. These changes began to affect our financial results in the first quarter of 2010 and will have an even greater impact on our results in the future. Changes to the rebates that are currently provided for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1 percent to 23.1 percent, are generally effective in the first quarter. This rebate has been expanded to managed-Medicaid, a program which provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between these organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in certain types of health care facilities that serve low-income and uninsured patients (known as 340B facilities) has been expanded. Also, there are changes to the subsidy paid by the government to employers who provide their retirees with a drug benefit at least equivalent to the Medicare Part D drug benefit. Beginning in 2013, the federal government will tax the subsidy it provides to such employers. While this tax will not take effect for three more years, accounting rules dictate that we record this future tax liability as a one-time non-cash charge upon enactment of the tax law change. In addition, the federal government created an expedited regulatory approval pathway for biosimilars or follow-on biologics (copies of biological compounds) in the U.S. Biologics will have up to 12.5 years of data-package protection following launch.
Beginning in 2011, drug manufacturers will pay 50 percent of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” (the coverage gap in Medicare prescription drug coverage). The doughnut hole will be phased out between 2010 and 2020. Additionally, beginning in 2011, a nondeductible annual fee will be imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs. This fee is allocated to companies based on their prior calendar year market share for branded prescription drug sales into these government programs. Regulations have not been drafted to implement the various elements of this legislation.
In total, first quarter 2010 earnings were reduced by $.12 per share due to the impact of U.S. health care reform, composed of both the $62.4 million in higher rebates ($.04 per share) and the one-time tax charge of $85.1 million ($.08 per share). Based on current expectations, we estimate that U.S. health care reform will lower earnings by approximately $.35 per share in 2010; $.08 of this impact relates to the one-time tax charge; the remaining $.27 per share relates to higher governmental rebates, which are expected to reduce 2010 revenue by between $350 million and $400 million. For 2011, we anticipate that U.S. health care reform could negatively impact revenue by $600 million to $700 million.
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
Certain other federal and state health care reform proposals may continue to be debated, and could place downward pressure on pharmaceutical industry sales or prices. These proposals include legalizing the importation of prescription drugs and other cost-control strategies. We expect pricing pressures at state levels to become more severe, which could have a material adverse effect on our consolidated results of operations.
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
Revenue

Revenue increased 9 percent, to $5.49 billion, driven primarily by the increase in revenue related to the collective growth of Alimta, Cymbalta, Zyprexa, Humalog and Cialis. Revenue in the U.S. increased by $161.9 million, or 6 percent, for the first quarter of 2010 compared with the first quarter of 2009 due to higher prices (offset in part by $62.4 million in higher rebates resulting from U.S. health care reform) and, to a lesser extent, increased demand. Revenue outside the U.S. increased $276.7 million, or 13 percent, for the first quarter of 2010 due to increased demand and the positive impact of foreign exchange rates, partially offset by lower prices. Worldwide volume increased 4 percent; the favorable impact of foreign exchange rates contributed 3 percent of revenue growth; and selling prices increased 1 percent (despite the $62.4 million in higher rebates resulting from U.S. health care reform) (numbers do not add due to rounding).
The following table summarizes our revenue activity for the three months ended March 31, 2010 and 2009:

				Three Months
		Three Months Ended		Ended
	March 31, 2010			March 31,	Percent
		Outside		2009	Change
Product	U.S.[1]	U.S.	Total[2]	Total	from 2009
	(Dollars in millions)
Zyprexa	$583.5	$631.5	$1,215.0	$1,123.0	8
Cymbalta	650.6	152.6	803.2	709.3	13
Alimta	222.7	304.6	527.4	335.3	57
Humalog	309.9	196.5	506.4	450.6	12
Cialis	149.9	258.4	408.3	358.8	14
Animal health products	157.7	131.9	289.6	264.1	10
Gemzar	173.7	114.1	287.8	367.8	(22)
Humulin®	114.5	143.3	257.8	240.6	7
Evista	158.3	83.3	241.6	256.9	(6)
Forteo®	116.9	77.6	194.5	187.5	4
Strattera	102.9	43.5	146.4	158.9	(8)
Other pharmaceutical products	165.8	288.8	454.5	439.0	4

Total net product sales	2,906.4	2,426.1	5,332.5	4,891.8	9
Collaboration and other revenue[3]	127.3	25.7	153.0	155.2	(1)

Total revenue	$3,033.7	$2,451.8	$5,485.5	$5,047.0	9

[1]	U.S. revenue includes revenue in Puerto Rico.

[2]	Numbers may not add due to rounding.

[3]	Collaboration and other revenue is primarily composed of Erbitux royalties and 50 percent of Byetta’s gross margin in the U.S.
Product Highlights
Zyprexa, our top-selling product, is a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance. In the first quarter of 2010, Zyprexa sales in the U.S. increased 9 percent compared with the first quarter of 2009, driven by higher prices and, to a lesser extent, increased volume. Sales outside the U.S. increased 7 percent, driven by the favorable impact of foreign exchange rates and increased demand, partially offset by lower prices. Demand outside the U.S. was favorably affected by the withdrawal of generic competition in Germany in early 2009.
U.S. sales of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and fibromyalgia, increased 9 percent during the first quarter of 2010, driven by higher prices and increased demand, partially offset by wholesaler buying patterns. Sales outside the U.S. increased 36 percent, driven primarily by increased demand and the favorable impact of foreign exchange rates.
U.S. sales of Alimta, a treatment for various cancers, increased 29 percent during the first quarter of 2010, due to increased demand. Sales outside the U.S. increased 88 percent, due to increased demand. Demand outside the U.S. was favorably affected by the approval in mid-2009 of the non-small cell lung cancer indication in Japan.
U.S. sales of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 8 percent during the first quarter of 2010, driven by increased demand and higher prices. Sales outside the U.S. increased 20 percent during the first quarter driven by increased demand and the favorable impact of foreign exchange rates.
U.S. sales of Cialis, a treatment for erectile dysfunction, increased 1 percent during the first quarter of 2010, driven by higher prices, partially offset by wholesaler buying patterns. Sales outside the U.S. increased 23 percent, driven by increased demand and the favorable impact of foreign exchange rates.
U.S. sales of Gemzar, a product approved to treat various cancers, increased 3 percent during the first quarter of 2010, due primarily to wholesaler buying patterns, partially offset by lower prices. Sales outside the U.S. decreased 42 percent due to lower demand and lower prices as a result of the entry of generic competition in most major markets.
U.S. sales of Humulin, an injectable human insulin for the treatment of diabetes, increased 16 percent during the first quarter of 2010, due to higher prices. Sales outside the U.S. increased 1 percent driven by the favorable impact of foreign exchange rates, partially offset by lower demand.
U.S. sales of Evista, a product for the prevention and treatment of osteoporosis in postmenopausal women and for reduction of risk of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer, decreased 3 percent during the first quarter of 2010, due to decreased demand, partially offset by higher prices. Sales outside the U.S. decreased 10 percent driven by decreased demand, partially offset by the favorable impact of foreign exchange rates.
U.S. sales of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture, decreased 4 percent during the first quarter of 2010, due to wholesaler buying patterns. Sales outside the U.S. increased 18 percent, due to increased demand and the favorable impact of foreign exchange rates.
U.S. sales of Strattera, a treatment of attention-deficit hyperactivity disorder in children, adolescents, and adults, decreased 11 percent during the first quarter of 2010, due to decreased demand and lower prices. Sales outside the U.S. increased 1 percent, driven by increased demand and the favorable impact of foreign exchange rates, partially offset by lower prices caused by a one-time benefit from the resolution of pricing discussions in Canada in the first quarter of 2009.
Worldwide sales of Byetta, an injectable product for the treatment of type 2 diabetes, increased 4 percent to $188.0 million during the first quarter of 2010. We report as revenue our 50 percent share of Byetta’s gross margin in the U.S., 100 percent of Byetta sales outside the U.S., and our sales of Byetta pen delivery devices to Amylin. Our revenues increased 19 percent to $115.7 million in the first quarter of 2010.
We report as revenue for Erbitux, a product approved to treat various cancers, the net royalties received from our collaboration partners and our product sales. Our revenues were $92.5 million in the first quarter of 2010, a decrease of 2 percent.
Animal health product sales in the U.S. increased 3 percent, primarily due to higher prices and increased sales of Comfortis, partially offset by lower demand for other animal health products. Sales outside the U.S. increased 19 percent, driven primarily by increased demand and the favorable impact of foreign exchange rates.
Gross Margin, Costs, and Expenses
For the first quarter of 2010, gross margins as a percent of total revenue decreased 4.3 percentage points, to 79.5 percent. This decrease was due to the impact of changes in foreign currencies compared to the U.S. dollar on international inventories sold, which increased cost of sales in the first quarter of 2010, but substantially decreased cost of sales in the first quarter of 2009.
Marketing, selling, and administrative expenses increased 6 percent to $1.61 billion, driven by higher marketing and selling expenses outside the U.S. and the impact of foreign exchange rates, partially offset by lower litigation expense. Research and development expenses increased 10 percent to $1.04 billion, due primarily to increased late-stage clinical trial costs.
Acquired IPR&D charges were $50.0 million in the first quarter of 2010 associated with the in-license from Acrux. We incurred asset impairments, restructuring, and other special charges of $26.2 million in the first quarter of 2010. See Notes 3 and 5 to the consolidated condensed financial statements for additional information.
Other - net, expense (income) improved $145.2 million, to a net income of $74.5 million, primarily due to damages recovered from generic pharmaceutical companies following Zyprexa patent litigation in Germany, a gain related to the disposition of investment securities acquired in the ImClone acquisition, and lower net interest expense.
The effective tax rate was 26.9 percent in the first quarter of 2010, compared with an effective tax rate of 22.0 percent in the first quarter of 2009. The increase in the effective tax rate was driven by a one-time charge of $85.1 million associated with the imposition of tax on the prescription drug subsidy of our U.S. retiree health plan as part of U.S. health care reform, as well as the expiration of the research and development tax credit.
FINANCIAL CONDITION
As of March 31, 2010, cash, cash equivalents, and short-term investments totaled $4.76 billion compared with $4.50 billion at December 31, 2009. The increase in cash is driven by a cash flow from operations of $958.0 million, partially offset by dividends paid of $539.2 million.
Total debt as of March 31, 2010 increased by $19.3 million compared with December 31, 2009, to $6.68 billion. Our current debt ratings from Standard & Poor’s and Moody’s remain at AA and A1, respectively.
As of the first quarter of 2010, U.S. consumer confidence has grown and unemployment is expected to continue to decline through 2010 and 2011, having likely peaked in late 2009. The U.S. Federal Reserve continues to keep interest rates low to stimulate lending and economic growth. With a technical end to the recession in mid-2009, the U.S. economy is expected to see moderate growth with low inflation through 2011. High sovereign debt levels in the U.S.

and other developed countries continue to be a concern for many economists and are predicted to slow economic recovery globally. In addition, both private and public health care payers are facing heightened fiscal challenges due to the economic slowdown and are taking aggressive steps to reduce the costs of care, including pressures for increased pharmaceutical discounts and rebates and efforts to drive greater use of generic drugs. We continue to monitor the potential near-term impact of the economic slowdown on prescription trends, the creditworthiness of our wholesalers and other customers and suppliers, the uncertain impact of recent health care legislation, the federal government’s involvement in the economic crisis, and various international government funding levels.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including debt service, capital expenditures, costs associated with litigation and government investigations, and dividends in 2010. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings. Our access to credit markets has not been adversely affected by the illiquidity in the markets because of the high credit quality of our short- and long-term debt. We currently have $1.24 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program and matures in May 2011. Various risks and uncertainties, including those discussed in the Financial Expectations for 2010 section, may affect our operating results and cash generated from operations.
We depend on patents or other forms of intellectual property protection for most of our revenues, cash flows, and earnings. In the next three years we will lose effective exclusivity for Zyprexa in major European countries (September 2011) and the U.S. (October 2011); and for Humalog in major European countries (November 2010). Gemzar has already lost effective exclusivity in major European countries. In addition, we face U.S. patent litigation over several key patent-protected products whose exclusivity extends beyond 2012, including Alimta, Cymbalta, Evista, Gemzar, and Strattera and it is possible we could face an unexpected loss of our effective exclusivity for one or more of these products prior to the end of 2012. Revenue from each of these products contributes materially to our results of operations, liquidity, and financial position, and the loss of exclusivity would result in a rapid and severe decline in revenue from the affected product, which would have a material adverse effect on our results of operations. However, we plan to mitigate the effect on our operations, liquidity and financial position through growth in our remaining business and the previously announced plan to reduce our expected cost structure by $1 billion by the end of 2011.
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
Patent Litigation
We are engaged in the following U.S. patent litigation matters brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984):
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
•	Gemzar: Mayne Pharma (USA) Inc., now Hospira, Inc. (Hospira); Fresenius Kabi Oncology Plc (Fresenius); Sicor Pharmaceuticals, Inc., now Teva Parenteral Medicines, Inc. (Teva); and Sun Pharmaceutical Industries Inc. (Sun) each submitted one or more ANDAs seeking permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (compound patent expiring in 2010 and method-of-use patent expiring in 2013), and alleging that these patents are invalid. Sandoz Inc. (Sandoz) and APP Pharmaceuticals, LLC (APP) have similarly challenged our method-of-use patent. We filed lawsuits in the U.S. District Court for the Southern District of Indiana against Teva (February 2006), Hospira (October 2006, January 2008, and March 2010), Sandoz (October 2009), APP (December 2009), and Fresenius (February 2010), seeking rulings that our patents are valid and are being infringed. In November 2007, Sun filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan, seeking rulings that our method-of-use and compound patents are invalid or unenforceable, or would not be infringed by the sale of Sun’s generic product. The status of these cases is as follows:
•	In August 2009, the district court in Michigan granted a motion by Sun for partial summary judgment, invalidating our method-of-use patent. We have appealed this decision, and the oral argument will be heard in the U.S. Court of Appeals for the Federal Circuit in May 2010. The outcome of litigation with several generic companies, some of which have tentative or final marketing approval for generic gemcitabine, depends on the outcome of the appeal, and an affirmation of the district court’s decision could result in generic product on the market in the U.S. as early as November 2010. The trial originally scheduled for December 2009 has been postponed while the court considers Sun’s second summary judgment motion, related to the validity of our compound patent. Sun’s ANDA has received tentative approval from the FDA.

•	The trial against Teva was held in September 2009. In March 2010, the district court in Indiana upheld the validity of our compound patent. The court also ruled in our favor on all invalidity theories brought forward by Teva on our method-of-use patent, except for obviousness-type double patenting. The court applied collateral estoppel with regard to this theory, given the ruling in the Sun case. Teva’s ANDAs have been approved by the FDA.

•	Two suits against Hospira have been administratively closed, and the parties have agreed to be bound by the results of the Teva suit. The remaining suit is in the early stages.

•	Sandoz withdrew its ANDA and the suit against it was dismissed in February 2010.

•	APP filed a motion to dismiss our suit, based on the decision in the Sun case. APP’s ANDA has received tentative approval from the FDA, but APP is prohibited from entering the market by a 30-month stay, which expires in May 2012.

•	The Fresenius case is in the early stages.
•	Alimta: Teva Parenteral Medicines, Inc. (Teva), APP, and Barr Laboratories, Inc. (Barr) each submitted ANDAs seeking approval to market generic versions of Alimta prior to the expiration of the relevant U.S. patent (licensed from the Trustees of Princeton University and expiring in 2016), and alleging the patent is invalid. We, along with Princeton, filed lawsuits in the U.S. District Court for the District of Delaware against Teva, APP, and Barr seeking rulings that the compound patent is valid and infringed. Trial is scheduled for November 2010 against Teva and APP.

•	Evista: In 2006, Teva Pharmaceuticals USA, Inc. (Teva) submitted an ANDA seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In June 2006, we filed a lawsuit against Teva in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Teva. The trial against Teva was completed in March 2009. In September 2009, the court upheld our method-of-use patents (the last expires in 2014) and Teva has appealed that ruling. In addition, the court held that our particle-size patents (expiring 2017) are invalid, and we have appealed that ruling. InvaGen Pharmaceuticals, Inc. (InvaGen) submitted an ANDA in 2008 seeking approval to market a generic version of Evista prior to the expiration of the particle-size patents at issue in the Teva matter. We filed suit against InvaGen in January 2009 in the U.S. District Court for the Southern District of Indiana. That action has been stayed pending the outcome of the Teva appeal.

•	Strattera: Actavis Elizabeth LLC (Actavis), Apotex Inc. (Apotex), Aurobindo Pharma Ltd. (Aurobindo), Mylan Pharmaceuticals Inc. (Mylan), Sandoz Inc. (Sandoz), Sun Pharmaceutical Industries Limited (Sun), and Teva Pharmaceuticals USA, Inc. (Teva) each submitted an ANDA seeking permission to market generic versions of Strattera prior to the expiration of our relevant U.S. patent (expiring in 2017), and alleging that this patent is invalid. In 2007, we brought a lawsuit against Actavis, Apotex, Aurobindo, Mylan, Sandoz, Sun, and Teva in the United States District Court for the District of New Jersey. The court has ruled on all pending summary judgment motions, and granted our infringement motion. The remaining invalidity defenses will be decided at trial, scheduled for May 2010. Several companies have received tentative approval to market generic atomoxetine, but are prohibited from entering the market by a 30-month stay that expires in November 2010. An adverse court decision prior to November 2010 would terminate the stay and enable one or more companies to launch generic atomoxetine.
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
We have received challenges to Zyprexa patents in a number of countries outside the U.S.:
•	In Canada, several generic pharmaceutical manufacturers have challenged the validity of our Zyprexa patent (expiring in 2011). In April 2007, the Canadian Federal Court ruled against the first challenger, Apotex Inc. (Apotex), and that ruling was affirmed on appeal in February 2008. In June 2007, the Canadian Federal Court held that an invalidity allegation of a second challenger, Novopharm Ltd. (Novopharm), was justified and denied our request that Novopharm be prohibited from receiving marketing approval for generic olanzapine in Canada. Novopharm began selling generic olanzapine in Canada in the third quarter of 2007. In September 2009, the Canadian Federal Court ruled against us in the Novapharm suit, finding our patent invalid. We have appealed this decision, and the appeal is scheduled to be heard in June 2010. If the decision is upheld, we could face liability for damages related to delays in the launch of generic olanzapine products;

however, we have concluded at this time that the damages are not probable or estimable.
•	In Germany, the German Federal Supreme Court upheld the validity of our Zyprexa patent (expiring in 2011) in December 2008, reversing an earlier decision of the Federal Patent Court. Following the decision of the Supreme Court, the generic companies who launched generic olanzapine based on the earlier decision either agreed to withdraw from the market or were subject to injunction. We have negotiated settlements of the damages arising from infringement with most of the generic companies.

•	We have received challenges in a number of other countries, including Spain, Austria, Australia, and several smaller European countries. In Spain, we have been successful at both the trial and appellate court levels in defeating the generic manufacturers’ challenges, but additional actions against multiple generic companies are now pending. In March 2010, the District Court of Hague ruled against us and revoked our compound patent in the Netherlands. We plan to appeal this decision.
We are vigorously contesting the various legal challenges to our Zyprexa patents on a country-by-country basis. We cannot determine the outcome of this litigation. The availability of generic olanzapine in additional markets could have a material adverse impact on our consolidated results of operations.
Xigris and Evista: In June 2002, Ariad Pharmaceuticals, Inc. (Ariad), the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research, and the President and Fellows of Harvard College in the U.S. District Court for the District of Massachusetts sued us, alleging that sales of two of our products, Xigris and Evista, were inducing the infringement of a patent related to the discovery of a natural cell signaling phenomenon in the human body, and seeking royalties on past and future sales of these products. Following jury and bench trials on separate issues, the U.S. District Court of Massachusetts entered final judgment in September 2007 that Ariad’s claims were valid, infringed, and enforceable, and finding damages in the amount of $65 million plus a 2.3 percent royalty on net U.S. sales of Xigris and Evista since the time of the jury decision. However, the court deferred the requirement to pay any damages until after all rights to appeal are exhausted. In April 2009, the Court of Appeals for the Federal Circuit overturned the District Court judgment, concluding that Ariad’s asserted patent claims are invalid. In August 2009, the Court of Appeals agreed to review this decision en banc, thereby vacating the Court of Appeals decision. In March 2010, the Court of Appeals ruled in our favor. The plaintiffs may seek review of this decision by the U.S. Supreme Court, but we believe the likelihood of success in such an appeal is remote.
Zyprexa Litigation
We have been named as a defendant in a large number of Zyprexa product liability lawsuits in the U.S. and have been notified of many other claims of individuals who have not filed suit. The lawsuits and unfiled claims (together the “claims”) allege a variety of injuries from the use of Zyprexa, with the majority alleging that the product caused or contributed to diabetes or high blood-glucose levels. The claims seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the claims also allege that we improperly promoted the drug. Almost all of the federal lawsuits are part of a Multi-District Litigation (MDL) proceeding before The Honorable Jack Weinstein in the Federal District Court for the Eastern District of New York (EDNY) (MDL No. 1596).
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
We are prepared to continue our vigorous defense of Zyprexa in all remaining claims. The U.S. Zyprexa product liability claims not subject to these agreements include approximately 150 lawsuits in the U.S. covering approximately 240 plaintiffs, of which about 125 cases covering about 140 plaintiffs are part of the MDL. The MDL cases have been scheduled for trial in groups, the earliest trial groups have been tentatively scheduled for September and October 2010. We also have trials scheduled in Texas state court in August and December 2010 and in Ohio in December 2010.
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
We have been served with lawsuits filed by the states of Alaska, Arkansas, Connecticut, Idaho, Louisiana, Minnesota, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Utah, and West Virginia alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. These suits seek to recover the costs paid for Zyprexa through Medicaid and other drug-benefit programs, as well as the costs alleged to have been incurred and that will be incurred by the states to treat Zyprexa-related illnesses. The Connecticut, Idaho, Louisiana, Minnesota, Mississippi, Montana, New Mexico, and West Virginia cases are part of the MDL proceedings in the EDNY. The Alaska case was settled in March 2008 for a payment of $15.0 million, plus terms designed to ensure, subject to certain limitations and conditions, that Alaska is treated as favorably as certain other states that may settle with us in the future over similar claims. We are in advanced discussions with the attorneys general for several of these states, seeking to resolve their Zyprexa-related claims, and we have agreed to settlements with the states of Arkansas, Connecticut, Idaho, Louisiana, Mississippi, Montana, New Mexico, South Carolina, Utah, and West Virginia. In the second and third quarters of 2009, we incurred pretax charges of $105.0 million and $125.0 million, respectively, reflecting the currently probable and estimable exposures in connection with these claims. The Pennsylvania case is set for trial in June 2010 in state court.
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
Other Product Liability Litigation
We have been named as a defendant in numerous other product liability lawsuits involving primarily diethylstilbestrol (DES), thimerosal, and Byetta. Approximately half of these claims are covered by insurance, subject to deductibles and coverage limits.
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
FINANCIAL EXPECTATIONS FOR 2010

We have revised the range of our full-year 2010 financial guidance to reflect the expected negative impact of U.S. health care reform, partially offset by expectations of underlying business performance.
Based on current expectations, we estimate that U.S. health care reform will lower earnings by approximately $.35 per share in 2010. Of this amount, $.08 relates to the one-time tax charge of $85.1 million in the first quarter of 2010 associated with the imposition of tax on the prescription drug subsidy of our U.S. retiree health plan. The remaining $.27 per share anticipated impact from U.S. health care reform relates to higher governmental rebates, which are expected to reduce 2010 revenue by between $350 million and $400 million. Partially offsetting the downward earnings adjustment for health care reform were upward adjustments of $.10 per share at the lower end of the range and $.05 per share at the upper end of the range attributable to an improved outlook for the underlying business.
As a result, we now expect 2010 earnings per share to be in the range of $4.35 to $4.50, excluding potential future restructuring charges resulting from previously announced strategic headcount reductions. We now expect volume-driven revenue growth in the mid-single digits, driven primarily by Alimta, Cymbalta, Humalog, Cialis, Effient, and the exenatide franchise. We still anticipate that gross margin as a percent of revenue will be flat to declining. Marketing, selling, and administrative expenses are still projected to grow in the low- to mid-single digits while research and development expenses are still projected to grow in the low-double digits. Other-net, expense (income) is now expected to be a net expense of between $50.0 million and $100.0 million. Cash flows are still expected to be sufficient to fund capital expenditures of approximately $1.0 billion, anticipated business development activity, and our dividend. For 2011, we anticipate that U.S. health care reform could negatively impact revenue by $600 million to $700 million.
We caution investors that any forward-looking statements or projections made by us, including those above, are based on management’s belief at the time they are made. However, they are subject to risks and uncertainties. Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the implementation of U.S. health care reform; the timing and scope of regulatory approvals and the success of our new product launches; asset impairments, restructurings, and acquisitions of compounds under development resulting in acquired IPR&D charges; foreign exchange rates and global macroeconomic conditions; changes in effective tax rates; wholesaler inventory changes; other regulatory developments, litigation, patent disputes, and government investigations; and the impact of governmental actions regarding pricing, importation, and reimbursement for pharmaceuticals. Other factors that may affect our operations and prospects are discussed in Item 1A of our 2009 Form 10-K, “Risk Factors.” We undertake no duty to update these forward-looking statements.
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

Our management, with the participation of John C. Lechleiter, chairman, president, and chief executive officer, and Derica W. Rice, executive vice president, global services and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2010, and concluded that they are effective.

(b)	Changes in Internal Controls. During the first quarter of 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Other Product Liability Litigation
We refer to Part I, Item 3, of our Form 10-K annual report for 2009 for the discussion of product liability litigation involving diethylstilbestrol (DES) and vaccines containing the preservative thimerosal. In the DES litigation, we have been named as a defendant in approximately 25 suits involving approximately 50 claimants. In the thimerosal litigation, we have been named as a defendant in approximately 200 suits involving approximately 270 claimants. In addition, we have been named a defendant in approximately 60 lawsuits involving approximately 295 plaintiffs, primarily seeking to recover damages for pancreatitis experienced by patients prescribed Byetta. We are aware of approximately 35 additional claimants who have not yet filed suit. In June 2009, a lawsuit was filed in Louisiana State Court (Ralph Jackson v. Eli Lilly and Company, et al.) seeking to assert similar product liability claims on behalf of Louisiana residents who were prescribed Byetta; however, the plaintiff amended the complaint to drop any class action allegations.
Other Patent Litigation
Cialis: In July 2005, Vanderbilt University filed a lawsuit in the United States District Court in Delaware against ICOS Corporation seeking to add three of its scientists as co-inventors on the Cialis compound and method-of-use patents. In January 2009, the district court judge ruled in our favor, declining to add any of these scientists as an inventor on either patent. The plaintiff appealed this ruling to the Court of Appeals for the Federal Circuit, which affirmed the lower court ruling in April 2010. The plaintiffs may seek a review of this decision by the U.S. Supreme Court. An unfavorable final outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
In October 2002, Pfizer Inc. was issued a method-of-use patent in the United States and commenced a lawsuit in the United States District Court in Delaware against us, Lilly ICOS LLC,

and ICOS Corporation (both later acquired by Lilly) alleging that the marketing of Cialis for erectile dysfunction infringed this patent. This litigation was stayed pending the outcome of a reexamination of the patent by the U.S. Patent and Trademark Office (PTO). The PTO rejected Pfizer’s asserted claims, and in February 2010, the rejection was affirmed by the PTO Board of Patent Appeals and Interferences. The case was dismissed in March 2010 by agreement of the parties.
Shareholder Derivative Litigation
In 2007, the company received two demands from shareholders that the board of directors cause the company to take legal action against current and former directors and others for allegedly causing damage to the company through improper marketing of Evista, Prozac, and Zyprexa. In accordance with procedures established under the Indiana Business Corporation Law (Ind. Code § 23-1-32), the board has appointed a committee of independent persons to consider the demands and determine what action, if any, the company should take in response. Since January 2008, we have been served with seven shareholder derivative lawsuits: Lambrecht, et al. v. Taurel, et al. , filed January 17, 2008, in the United States District Court for the Southern District of Indiana; Staehr, et al. v. Eli Lilly and Company, et al., filed March 27, 2008, in Marion County Superior Court in Indianapolis, Indiana; Waldman, et al., v. Eli Lilly and Company, et al. , filed February 11, 2008, in the United States District Court for the Eastern District of New York; Solomon v. Eli Lilly and Company, et al. , filed March 27, 2008, in Marion County Superior Court in Indianapolis, Indiana; Robbins v. Taurel, et al. , filed April 9, 2008, in the United States District Court for the Eastern District of New York; City of Taylor General Employees Retirement System v. Taurel, et al. , filed April 15, 2008, in the United States District Court for the Eastern District of New York; and Zemprelli v. Taurel, et al .., filed June 24, 2008, in the United States District Court for the Southern District of Indiana. Two of these lawsuits were filed by the shareholders who served the demands described above. All seven lawsuits are nominally filed on behalf of the company, against various current and former directors and officers and allege that the named officers and directors harmed the company through the improper marketing of Zyprexa, and in certain suits, Evista and Prozac. The Zemprelli suit also claims that certain defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.
We have reached an agreement with plaintiffs’ counsel to settle this litigation subject to final approval by the relevant courts. Under the settlement, we have agreed to implement or maintain certain enhancements in our corporate governance, compliance, and risk management systems. We also agreed not to oppose plaintiffs’ counsel’s request for fees and expenses of $8.75 million. In light of the proposed settlement, in March 2010, Judge Weinstein dismissed the three derivative actions pending in the Eastern District of New York (Waldman, Robbins, and Taylor). Following notice to shareholders, a hearing was held on April 29, 2010 with regard to the settlement and proposed fees, in the Lambrecht and Zemprelli cases in the Southern District of Indiana, and we await the court’s ruling. The settlement and fee award are also pending in the Marion County Superior Court in the Staehr and Solomon cases.
Other Matters
Merck KGaA (Merck) is disputing royalties under a development and license agreement between Merck and ImClone with respect to sales of Erbitux outside the U.S. and Canada. This matter was heard by a panel of arbitrators in February 2010 and we are waiting for a decision. We believe that Merck’s arguments in this dispute are without merit.
During 2004 we, along with several other pharmaceutical companies, were named in a consolidated lawsuit in California state court brought on behalf of consumers alleging that the conduct of pharmaceutical companies in preventing commercial importation of prescription drugs from outside the United States violated antitrust laws. The case sought restitution for alleged overpayments for pharmaceuticals and an injunction against the allegedly violative conduct. Summary judgment was granted to us and the other defendants. In July 2008, the California Court of Appeals affirmed that decision. The California Supreme Court has accepted plaintiff’s appeal, and oral argument is scheduled for May 2010.
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
Item 1a. Risk Factors; Cautionary Statement Regarding Forward Looking Statements
Our business is subject to increasing government price controls and other health care cost containment measures. Government health care cost-containment measures can significantly affect our sales and profitability. In many countries outside the United States, government agencies strictly control, directly or indirectly, the prices at which our products are sold. In the United States, we are subject to substantial pricing pressures from state Medicaid programs and private insurance programs and pharmacy benefit managers, including those operating under the Medicare Part D pharmaceutical benefit, and we expect implementation of recently-enacted U.S. health care reform legislation to increase these pricing pressures. In addition, many state legislative proposals would further negatively affect our pricing and/or reimbursement for our products. We expect pricing pressures from both governments and private payers inside and outside the United States to become more severe. See “Management’s Discussion and Analysis—Executive Overview—Legal, Regulatory, and Other Matters.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended March 31, 2010:

Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of	Shares that
	Total		Publicly	May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
	Purchased	Share	Programs	or Programs
Period	(a)	(b)	(c)	(d)
	(in thousands)		(in thousands)	(in millions)

January 2010	—		—	$419.2
February 2010	—		—	419.2
March 2010	2	$34.34	—	419.2

Total	2		—

The amounts presented in columns (a) and (b) above represent purchases of common stock related to our stock-based compensation programs. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.0 billion share repurchase program announced in March 2000. As of March 31, 2010, we have purchased $2.58 billion related to this program. During the first three months of 2010, no shares were repurchased pursuant to this program and we do not expect to purchase any shares under this program during the remainder of 2010.

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

ELI LILLY AND COMPANY (Registrant)
Date: April 30, 2010	s/ James B. Lootens
James B. Lootens
Corporate Secretary

Date: April 30, 2010	s/ Arnold C. Hanish
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