Form 10-Q/A
period 2010-06-30
LILLY ELI & CO
filed 2010-08-02
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1 to Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED June 30, 2010
COMMISSION FILE NUMBER 001-6351
ELI LILLY AND COMPANY
(Exact name of Registrant as specified in its charter)

INDIANA	35-0470950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Explanatory Note
Eli Lilly and Company is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, to replace our Exhibit 101. Interactive Data File. This replaces the current Exhibit 101, which relates to our Form 10-Q for the period ended March 31, 2010, which was inadvertently filed by our service provider.
There have been no changes from the original Form 10-Q other than those described above.

Item 6.	Exhibits
The following documents are filed as exhibits to this Report:
     EXHIBIT 101. Interactive Data File

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:July 30, 2010	/s/Arnold C. Hanish
Arnold C. Hanish
Vice President, Finance and Chief Accounting Officer

INDEX TO EXHIBITS
The following documents are filed as a part of this Report:

Exhibit
EXHIBIT 101.	Interactive Data File

5