Form 10-K
period 2010-12-31
LILLY ELI & CO
filed 2011-02-22
CIK 59478

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Act: Yes ☐ No ☑

Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (Common Stock): approximately $34,205,000,000

Number of shares of common stock outstanding as of February 15, 2011: 1,157,664,779

Portions of the Registrant’s Proxy Statement to be filed on or about March 7, 2011 have been incorporated by reference into Part III of this report.

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

We manufacture and distribute our products through facilities in the United States, Puerto Rico, and 17 other countries. Our products are sold in approximately 125 countries.

Products

Our products include:

Neuroscience products, our largest-selling product group, including:

•	Zyprexa®, for the treatment of schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance

•	Zyprexa Relprevv™ (Zypadhera® in the European Union), a long-acting intramuscular injection formulation of Zyprexa

•

Cymbalta®, for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and in the United States for the management of fibromyalgia and of chronic musculoskeletal pain due to chronic low back pain or chronic pain due to osteoarthritis

•	Strattera®, for the treatment of attention-deficit hyperactivity disorder in children, adolescents, and in the United States in adults

•	Prozac®, for the treatment of major depressive disorder, obsessive-compulsive disorder, bulimia nervosa, and panic disorder

•	Symbyax®, for the treatment of bipolar depression and treatment-resistant depression.

Endocrinology products, including:

•	Humalog®, Humalog Mix 75/25®, and Humalog Mix 50/50™, for the treatment of diabetes

•	Humulin®, for the treatment of diabetes

•	Byetta®, for the treatment of type 2 diabetes

•	Actos®, for the treatment of type 2 diabetes

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

•

Axiron®, a topical solution of testosterone, applied by underam applicator, for replacement therapy in men for certain conditions associated with a deficiency or absence of testosterone (approved in the U.S. in 2010; to be launched in 2011).

Oncology products, including:

•

Alimta®, for the first-line treatment, in combination with another agent, of non-small cell lung cancer for patients with non-squamous histology; for the second-line treatment of non-small cell lung cancer; and in combination with another agent, for the treatment of malignant pleural mesothelioma

•

Gemzar®, for the treatment of pancreatic cancer; in combination with other agents, for the treatment of metastatic breast cancer, non-small cell lung cancer, and advanced or recurrent ovarian cancer; and in the European Union for the treatment of bladder cancer

•

Erbitux®, indicated both as a single agent and with another chemotherapy agent for the treatment of certain types of colorectal cancers; and as a single agent or in combination with radiation therapy for the treatment of certain types of head and neck cancers.

Cardiovascular products, including:

•	Cialis®, for the treatment of erectile dysfunction

•

Effient®, for the reduction of thrombotic cardiovascular events (including stent thrombosis) in patients with acute coronary syndrome who are managed with an artery-opening procedure known as percutaneous coronary intervention (PCI), including patients undergoing angioplasty, atherectomy, or stent placement

•	ReoPro®, for use as an adjunct to PCI for the prevention of cardiac ischemic complications

•	Xigris®, for the treatment of adults with severe sepsis at high risk of death

•	Adcirca®, for the treatment of pulmonary arterial hypertension

•	Livalo®, a statin medication for use as an adjunct to diet in the treatment of high cholesterol (primary hyperlipidemia or mixed dyslipidemia), launched in 2010.

Animal health products, including:

•	Rumensin®, a cattle feed additive that improves feed efficiency and growth and also controls and prevents coccidiosis

•	Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry

•	Micotil®, Pulmotil®, and Pulmotil AC, antibiotics used to treat respiratory disease in cattle, swine, and poultry, respectively

•	Paylean® and Optaflexx®, leanness and performance enhancers for swine and cattle, respectively

•	Posilac®, a protein supplement to improve milk productivity in dairy cows

•	Coban®, Monteban®, and Maxiban®, anticoccidial agents for use in poultry

•	Apralan™, an antibiotic used to control enteric infections in calves and swine

•	Surmax® (sold as Maxus® in some countries), a performance enhancer for swine and poultry

•	Elector®, a parasiticide for use on cattle and premises

•	Comfortis®, the first FDA-approved, chewable tablet that kills fleas and prevents flea infestations on dogs

•	Reconcile®, for treatment of canine separation anxiety in conjunction with behavior modification training.

Other pharmaceuticals, including:

•	Vancocin® HCl, used primarily to treat staphylococcal infections

•	CeclorTM, for the treatment of a wide range of bacterial infections.

Marketing

We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local needs.

Pharmaceuticals—United States

In the United States, we distribute pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies. In 2010, 2009, and 2008, three wholesale distributors in the United States—AmerisourceBergen Corporation, McKesson Corporation, and Cardinal Health, Inc.—each accounted for between 12 percent and 17 percent of our worldwide consolidated net sales. No other distributor accounted for more than 10 percent of consolidated net sales in any of those years. We also sell pharmaceutical products directly to the United States government, but those sales are not material.

We promote our major pharmaceutical products in the United States through sales representatives who call upon physicians and other health care professionals. We advertise in medical journals, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the United States and we maintain web sites with information about all our major products. Divisions of our sales force are assigned to therapeutic areas, such as neuroscience, diabetes, and oncology. We supplement our employee sales force with contract sales organizations as appropriate to leverage our own resources and the strengths of our partners in various markets.

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

Pharmaceutical Marketing Collaborations

We market certain of our significant products in collaboration with other pharmaceutical companies:

•

Cymbalta is co-marketed in Japan by Shionogi & Co. Ltd. and, under an arrangement that ended in 2010, was co-promoted or co-marketed in most other major countries outside the U.S. by Boehringer Ingelheim GmbH.

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

•

Effient is co-promoted with us by Daiichi Sankyo in the United States, major European markets, Brazil, Mexico, China and several other Asian countries. Daiichi Sankyo retains sole marketing rights in Japan, and we retain sole marketing rights in Canada, Australia, Russia, and certain other countries.

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

Important competitive factors include safety, effectiveness, and ease of use of our products; price and demonstrated cost-effectiveness; marketing effectiveness; and research and development of new products and processes. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors. If competitors introduce new products or delivery systems with therapeutic or cost advantages, our products can be subject to progressive price reductions, decreased volume of sales, or both. Increasingly, to obtain favorable reimbursement and formulary positioning with government payers, managed care organizations, and pharmacy benefits managers, we must demonstrate that our products offer not only medical benefits but also more value as compared with other forms of care.

Manufacturers of generic pharmaceuticals invest far less than we do in research and development and therefore can price their products much lower than our branded products. Accordingly, when our branded pharmaceutical loses its market exclusivity, it normally faces intense price competition from generic forms of the product. In many countries outside the United States, intellectual property protection is weak or nonexistent and we must compete with generic or counterfeit versions of our products.

We believe our long-term competitive success depends upon discovering and developing (either alone or in collaboration with others) or acquiring innovative, cost-effective medicines that provide improved outcomes to individual patients and deliver value to payers, together with our ability to continuously improve the productivity of our operations in a highly competitive environment. There can be no assurance that our research and development efforts will result in commercially successful products, and it is possible that our products will become uncompetitive from time to time as a result of products developed by our competitors.

Patents, Trademarks, and Other Intellectual Property Rights

Overview

Intellectual property protection is critical to our ability to successfully commercialize our life sciences innovations and invest in the search for new medicines. We own, have applied for, or are licensed under, a large number of patents in the United States and many other countries relating to products, product uses, formulations, and manufacturing processes. There is no assurance that the patents we are seeking will be granted or that the patents we hold would be found valid and enforceable if challenged. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or marketing alternative products or formulations that compete with our patented products. In addition, competitors or other third parties sometimes may assert claims that our activities infringe patents or other intellectual property rights held by them, or allege a third-party right of ownership in our existing intellectual property.

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

When a product patent expires, the patent holder often loses effective market exclusivity for the product. This can result in a severe and rapid decline in sales of the product, particularly in the United States. However, in some cases the innovator company may achieve exclusivity beyond the expiry of the product patent through manufacturing trade secrets, later-expiring patents on methods of use or formulations, or data-based exclusivity that may be available under pharmaceutical regulatory laws.

Some of our current products, including Erbitux, Forteo, ReoPro, and Xigris, and many of the potential products in our research pipeline, are biological products (“biologics”). Based on the Biologics Price Competition and Innovation Act (enacted in the U.S. in 2010), the FDA now has the authority to approve similar versions (“biosimilars”) of innovative biologic products. A competitor seeking approval of a biosimilar must file an application to show its molecule is highly similar to an approved innovator biologic, address the challenges of biologics manufacturing, and include a certain amount of safety and efficacy data which FDA will determine on a case-by-case basis. Under the data protection provisions of this law, FDA cannot approve a biosimilar application until 12 years after initial marketing approval of the innovator biologic. Regulators in the EU and other countries also have been given the authority to approve biosimilars. The extent to which a biosimilar, once approved, will be substituted for the innovator biologic in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

The most relevant U.S. patent protection or data-based exclusivity for our major patent-protected marketed products is as follows:

•	Alimta is protected by a compound patent (2016), data-based exclusivity for pediatric studies (2017), and a concomitant nutritional supplement use patent (2022).

•	Byetta is protected by a patent covering its use in treating type 2 diabetes (2017).

•	Cialis is protected by compound and use patents (2017).

•	Cymbalta is protected by a compound patent (2013).

•	Effient is protected by a compound patent (2017).

•	Evista is protected by patents on the treatment and prevention of osteoporosis (2012 and 2014). Evista for use in breast cancer risk reduction is protected by orphan drug exclusivity (2014).

•	Humalog is protected by a compound patent (2013).

•

Strattera is protected by a patent covering its use in treating attention deficit-hyperactivity disorder (2016). The validity of this patent is currently under appeal at the Court of Appeals for the Federal Circuit.

•	Zyprexa is protected by a compound patent (October 2011).

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

Patent Challenges

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “Hatch-Waxman,” made a complex set of changes to both patent and new-drug-approval laws. Before Hatch- Waxman, no drug could be approved without providing the FDA complete safety and efficacy studies, i.e., a complete New Drug Application (NDA). Hatch-Waxman authorizes the FDA to approve generic versions of innovative pharmaceuticals (other than biologics) without such information by filing an Abbreviated New Drug Application (ANDA). In an ANDA, the generic manufacturer must demonstrate only “bioequivalence” between the generic version and the NDA-approved drug—not safety and efficacy.

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

In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. In addition, generic companies have shown an increasing willingness to launch “at risk,” i.e., after receiving ANDA approval but before final resolution of their patent challenge. We are currently in litigation with numerous generic manufacturers arising from their Paragraph IV certifications on Alimta, Cymbalta, Gemzar, and Strattera. For more information on this litigation, see Item 7, “Management’s Discussion and Analysis—Legal and Regulatory Matters.”

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

The FDA extensively regulates all aspects of manufacturing quality under its current Good Manufacturing Practices (cGMP) regulations. We make substantial investments of capital and operating expenses to implement comprehensive, company-wide quality systems in our manufacturing, product development, and process development operations to ensure sustained cGMP compliance. However, in the event we fail to adhere to cGMP requirements in the future, we could be subject to interruptions in production, fines and penalties, and delays in new product approvals.

Outside the United States, our products and operations are subject to similar regulatory requirements, notably by the European Medicines Agency (EMA) in the European Union and the Ministry of Health, Labor and Welfare (MHLW) in Japan. Specific regulatory requirements vary from country to country.

The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers and prescribers, are subject to various other federal and state laws, including the federal anti-kickback statute and the False Claims Act and state laws governing kickbacks, false claims, unfair trade practices, and consumer protection. These laws are administered by, among others, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, the Federal Trade Commission, the Office of Personnel Management and state attorneys general. Over the past several years, the FDA, the Department of Justice, and many of these other agencies have increased their enforcement activities with respect to pharmaceutical companies and increased the inter-agency coordination of enforcement activities. Over this period, several claims brought by these agencies against Lilly and other companies under these and other laws have resulted in corporate criminal sanctions and very substantial civil settlements. See Item 3, “Legal

Proceedings,” and Item 7, “Management’s Discussion and Analysis—Legal and Regulatory Matters,” for information about currently pending and certain prior marketing and promotional practices investigations involving Lilly, including information regarding a Corporate Integrity Agreement entered into by Lilly in connection with the resolution of a U.S. federal marketing practices investigation and certain related state investigations involving Zyprexa.

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits certain individuals and entities, including U.S. publicly traded companies, from promising, offering, or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of helping the company obtain or retain business or gain any improper advantage. The FCPA also imposes specific recordkeeping and internal controls requirements on U.S. publicly traded companies. As noted above, outside the U.S., our business is heavily regulated and therefore involves significant interaction with foreign officials. Additionally, in many countries outside the U.S., the health care providers who prescribe pharmaceuticals are employed by the government and the purchasers of pharmaceuticals are government entities; therefore, our payments to these prescribers and purchasers are subject to regulation under the FCPA. Recently the U.S. Securities and Exchange Commission (SEC) and the Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. See Item 3, “Legal Proceedings,” for information about a currently pending investigation involving our operations in several countries.

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

Regulations Affecting Pharmaceutical Pricing, Reimbursement, and Access

In the United States, we are required to provide rebates to state governments on their purchases of our products under state Medicaid programs and to private payers who provide prescription drug benefits to seniors covered by Medicare or cover patients in certain types of health care facilities that serve low-income and uninsured patients (known as 340B facilities). Additional cost containment measures have been adopted or proposed by federal, state, and local government entities that provide or pay for health care. In most international markets, we operate in an environment of government-mandated cost containment programs, which may include price controls, reference pricing, discounts and rebates, restrictions on physician prescription levels, restrictions on reimbursement, compulsory licenses, health economic assessments, and generic substitution.

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. Changes to the rebates for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1 percent to 23.1 percent, were generally effective in the first quarter of 2010. This rebate has been expanded to managed-Medicaid, a program that provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between those organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in certain types of health care facilities that serve low-income and uninsured patients (known as 340B facilities) has been expanded. Beginning in 2011, drug manufacturers will provide a discount of 50 percent of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” (the coverage gap in Medicare prescription drug coverage). The doughnut hole will be phased out by the federal government between 2011 and 2020. Additionally, beginning in 2011, an annual fee will be imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs. See Item 7, “Management’s Discussion and Analysis—Executive Overview—Legal, Regulatory, and Other Matters,” for more discussion of U.S. health care reform. At the state level, budget pressures are causing various states to impose cost-control measures such as higher rebates and more restrictive formularies.

International operations are also generally subject to extensive price and market regulations, and there are many proposals for additional cost-containment measures, including proposals that would directly or indirectly impose additional price controls, limit access to or reimbursement for our products, or reduce the value of our intellectual property protection. Recently, several governments have implemented across the board price cuts of branded pharmaceuticals in response to national budget pressures.

We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, we expect that pressures on pharmaceutical pricing will become more severe.

Research and Development

Our commitment to research and development dates back more than 100 years. Our research and development activities are responsible for the discovery and development of most of the products we offer today. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2010, we employed approximately 7,400 people in pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel. Our research and development expenses were $4.88 billion in 2010, $4.33 billion in 2009, and $3.84 billion in 2008.

Our pharmaceutical research and development focuses on five therapeutic categories: central nervous system and related diseases; endocrine diseases, including diabetes, obesity, and musculoskeletal disorders; cancer; autoimmune diseases and cardiovascular diseases. However, we remain opportunistic, selectively pursuing promising leads in other therapeutic areas. We are actively engaged in a strong biotechnology research program, with more than one-third of our clinical stage pipeline currently consisting of biotechnology molecules. In addition to discovering and developing new molecular entities, we seek to expand the value of existing products through new uses, formulations and therapeutic approaches that provide additional value to patients. Across all our therapeutic areas, we are increasingly focusing our efforts on tailored therapeutics, seeking to identify and use advanced diagnostic tools and other information to identify specific subgroups of patients for whom our medicines—or those of other companies—will be the best treatment option.

To supplement our internal efforts, we collaborate with others, including educational institutions and research-based pharmaceutical and biotechnology companies. We use the services of physicians, hospitals, medical schools, and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of our pharmaceutical products. We actively seek out investments in external research and technologies that hold the promise to complement and strengthen our own research efforts. These investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, joint ventures, and acquisitions.

Drug development is time-consuming, expensive, and risky. On average, only one out of many thousands of molecules discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take 12 to 15 years or longer. Drug candidates can fail at any stage of the process, and even late-stage drug candidates sometimes fail to receive regulatory approval or achieve commercial success. Even after approval and launch of a product, we expend considerable resources on post-marketing surveillance and clinical studies. The following describes the new drug research and development process in more detail:

Phases of New Drug Development

Discovery Research Phase

The earliest phase of new drug research and development, the discovery phase, can take many years. Scientists identify, design and synthesize promising molecules, screening tens of thousands of molecules for their effect on biological “targets” that appear to play an important role in one or more diseases. Targets can be part of the body, such as a protein, receptor, or gene; or foreign, such as a virus or bacteria. Some targets have been proven to affect disease processes, but often the target is unproven, and may later prove to be irrelevant to the disease. Molecules that have the desired effect on the target and meet other design criteria become “lead” molecules and go on to the next phase of development. The probability of any one such lead molecule completing the rest of the drug development process and becoming a product is extremely low.

Early Development Phase

The early development phase involves refining lead molecules, understanding how to manufacture them efficiently, and completing initial testing for safety and efficacy. Safety testing is done first in laboratory tests and animals, to identify toxicity and other potential safety issues that would preclude use in humans. The first human tests (often referred to as Phase I) are normally conducted in small groups of healthy volunteers to assess safety and find the potential dosing range. After a safe dose has been established, the drug is administered to small populations of sick patients (Phase II) to look for initial signs of efficacy in treating the targeted disease and to continue to assess safety. In parallel, scientists work to identify safe, effective, and economical manufacturing processes. Long-term animal studies continue to test for potential safety issues. Of the molecules that enter the early development phase, typically less than 10 percent move on to the product phase. The early development phase normally takes several years to complete.

Product Phase

Product phase (Phase III) molecules have already demonstrated safety and, typically, shown initial evidence of efficacy. As a result, these molecules generally have a higher likelihood of success. The molecules are now rigorously tested in much larger patient populations to demonstrate efficacy to a predetermined level of statistical significance and to continue to develop the safety profile. These trials are generally global in nature and are designed to generate the data necessary to submit the molecule to regulatory agencies for marketing approval. The new drug is generally compared with existing competitive therapies, placebo, or both. The resulting data is compiled and submitted to regulatory agencies around the world. Phase III testing varies by disease state, but can often last from 2 to 4 years.

Submission Phase

Once submitted, the time to final marketing approval can vary from six months to several years, depending on variables such as the disease state, the strength and complexity of the data presented, the novelty of the target or compound, and the time required for the agency(ies) to evaluate the submission. There is no guarantee that a potential medicine will receive marketing approval, or that decisions on marketing approvals or indications will be consistent across geographic areas.

We believe our investments in research, both internally and in collaboration with others, have been rewarded by the number of new molecules and new indications for existing molecules that we have in all stages of development. At present we have more than 65 drug candidates across all stages of human testing and a larger number of projects in preclinical development. Among our new investigational molecules in the product phase of development or awaiting regulatory approval are potential therapies for diabetes, cancers, Alzheimer’s disease, rheumatoid arthritis, lupus, depression, and pancreatic exocrine insufficiency, as well as an imaging agent for detecting beta-amyloid plaques (which are associated with Alzheimer’s disease) in the brain. We are studying many other drug candidates in the earlier stages of development, including molecules targeting cancers, diabetes, obesity, Alzheimer’s disease, schizophrenia, depression, bipolar disorder, migraine, alcohol dependence, musculoskeletal disorders, atherosclerosis, anemia, benign prostatic hyperplasia, erectile dysfunction, and renal diseases. We are also developing new uses, formulations, or delivery methods for many of these molecules as well as several currently marketed products, including Alimta, Byetta, Cialis, Effient, Erbitux, Forteo, and Humalog.

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

Our primary bulk manufacturing occurs at four owned sites in the United States as well as owned sites in Ireland, Puerto Rico, and the United Kingdom. Finishing operations, including labeling and packaging, take place at a number of sites throughout the world. Effective in January 2010, we sold one of our U.S. sites, Tippecanoe Laboratories in West Lafayette, Indiana, to an affiliate of Evonik Industries AG, and entered into a nine-year supply and services agreement whereby Evonik will manufacture final and intermediate step active pharmaceutical ingredients for certain Lilly human and animal health products.

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

The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on April 18, 2011, or on the date his or her successor is chosen and qualified. No director or executive officer has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Offices and Business Experience

John C. Lechleiter, Ph.D.	57	Chairman (since January 2009), President (since October 2005), Chief Executive Officer (since April 2008) and a Director (since October 2005)

Robert A. Armitage	62	Senior Vice President and General Counsel (since January 2003)

Bryce D. Carmine	59	Executive Vice President and President, Lilly Bio-Medicines (since November 2009)

Name	Age	Offices and Business Experience

Enrique A. Conterno	44	Senior Vice President and President, Lilly Diabetes (since November 2009)

Frank M. Deane, Ph.D.	61	President, Manufacturing Operations (since June 2007)

Stephen F. Fry	45	Senior Vice President, Human Resources and Diversity (since February 2011)

John H. Johnson	53

Senior Vice President and President, Lilly Oncology (since November 2009; resigned January 2011)

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

Jan M. Lundberg, Ph.D.	57	Executive Vice President, Science and Technology and President, Lilly Research Laboratories (since January 2010). From 2002 until he joined Lilly in January 2010, Dr. Lundberg was executive vice president and head of discovery research at AstraZeneca.

Susan Mahony, Ph.D.	46	Senior Vice President, Human Resources and Diversity (May 2009 – February 2011); Senior Vice President and President, Lilly Oncology (since February 2011)

Anne Nobles	54	Senior Vice President, Enterprise Risk Management (since April 2009) and Chief Ethics and Compliance Officer (since June 2007)

Barton R. Peterson	52	Senior Vice President, Corporate Affairs and Communications (since June 2009). Mr. Peterson served as mayor of Indianapolis, Indiana from 2000 to 2007. From 2008 to 2009, he was managing director at Strategic Capital Partners, LLC and distinguished visiting professor of public policy at Ball State University.

Derica W. Rice	46	Executive Vice President, Global Services (since January 2010) and Chief Financial Officer (since May 2006)

Jeffrey N. Simmons	43	Senior Vice President and President, Elanco Animal Health (since January 2008)

Jacques Tapiero	52	Senior Vice President and President, Emerging Markets (since January 2010)

Employees

At the end of 2010, we employed approximately 38,350 people, including approximately 20,700 employees outside the United States. A substantial number of our employees have long records of continuous service.

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

•

We depend on patent-protected products for most of our revenues, cash flows, and earnings, and we will lose effective intellectual property protection for many of them in the next several years.    Eight significant products, which together comprised 74 percent of our worldwide revenue in 2010, have lost or will lose their most significant remaining U.S. patent protection and data-based exclusivity, as well as their intellectual property-based exclusivity in most countries outside the U.S., in the next several years:

Product	Worldwide Revenues (2010)	Percent of Total 2010 Revenues	Loss of Relevant U.S. Exclusivity

Zyprexa	$5.03 billion	22	October 2011

Cymbalta	$3.46 billion	15	2013

Alimta	$2.21 billion	10	2017 (compound patent plus data-based pediatric exclusivity); 2022 (concomitant nutritional supplement use)

Humalog	$2.05 billion	9	2013

Cialis	$1.70 billion	7	2017

Gemzar	$1.15 billion	5	November 2010 (compound); 2013 (use)[1]

Evista	$1.02 billion	4	2014

Strattera	$576.7 million	2	2016[1]

[1]

The Gemzar use patent has been held invalid by the U.S. Court of Appeals for the Federal Circuit, and we are seeking review of that decision by the U.S. Supreme Court. The Strattera patent has been held invalid by a U.S. District Court, and we have appealed that decision; in the meantime, an injunction prevents the launch of generic forms of Strattera. For more information, see Item 7, “Management’s Discussion and Analysis—Legal and Regulatory Matters.”

Loss of exclusivity, whether by expiration or as a consequence of litigation, typically results in a rapid and severe decline in sales. See Item 1, “Business—Patents, Trademarks, and Other Intellectual Property Protection,” for more details.

•

Our business is subject to increasing government price controls and other health care cost containment measures.    Government health care cost-containment measures can significantly affect our sales and profitability. In many countries outside the United States, government agencies strictly control, directly or indirectly, the prices at which our products are sold. In the United States, we are subject to substantial pricing pressures from state Medicaid programs and private insurance programs and pharmacy benefit managers, including those operating under the Medicare Part D pharmaceutical benefit, and implementation of the recently-enacted U.S. health care reform legislation is increasing these pricing pressures. In addition, many state legislative proposals would further negatively affect our pricing and/or reimbursement for our products. We expect pricing pressures from both governments and private payers inside and outside the United States to become more severe. See Item I, “Business—Regulations Affecting Pharmaceutical Pricing and Reimbursement,” for more details.

•

Pharmaceutical products can develop unexpected safety or efficacy concerns.    Unexpected safety or efficacy concerns can arise with respect to marketed products, leading to product recalls, withdrawals, or declining sales, as well as costly product liability claims.

•

Regulatory compliance problems could be damaging to the company.    The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers, prescribers, and patients, are subject to extensive regulation. Many companies, including Lilly, have been subject to claims related to these practices asserted by federal, state and foreign governmental authorities, private payers and consumers. These claims have resulted in substantial expense and other significant consequences to us. It is possible other products could become subject to investigation and that the outcome of these matters could include criminal charges and fines, penalties, or other monetary or nonmonetary remedies. In particular, see Item 7, “Management’s Discussion and Analysis—Legal and Regulatory Matters,” for the discussions of the U.S. sales and marketing practices investigations. In addition, regulatory issues concerning compliance with current Good Manufacturing Practice (cGMP) regulations for pharmaceutical products can lead to product recalls and seizures, interruption of production leading to product shortages, and delays in the approvals of new products pending resolution of the cGMP issues. We are now operating under a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services that requires us to maintain comprehensive compliance programs governing our research, manufacturing, and sales and marketing of pharmaceuticals. A material failure to comply with the Agreement could result in severe sanctions to the company. See Item 1, “Business—Regulation of our Operations,” for more details.

•

We face many product liability claims today, and future claims will be largely self-insured.    We are subject to a substantial number of product liability claims involving primarily Byetta, Zyprexa, diethylstilbestrol (DES), and thimerosal, and because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability claims for these or other products in the future. See Item 7, “Management’s Discussion and Analysis—Legal and Regulatory Matters,” and Item 3, “Legal Proceedings,” for more information on our current product liability litigation. Due to a very restrictive market for product liability insurance, we have been and will continue to be largely self-insured for future product liability losses for substantially all our currently marketed products. In addition, there is no assurance that we will be able to fully collect from our insurance carriers on past claims.

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
—

Changes in tax laws, including laws related to the remittance of foreign earnings or investments in foreign countries with favorable tax rates, and settlements of federal, state, and foreign tax audits, can affect our results of operations. In its budget submission to Congress in February 2010, the Obama Administration proposed changes to the manner in which the U.S. would tax the international income of U.S.-based companies. Some provisions changing taxation of international income were enacted in August 2010, which did not have a material effect on results of operations. While it is uncertain how the U.S. Congress may address U.S. tax policy matters in the future, reform of U.S. taxation, including taxation of international income, continues to be a topic of discussion for the U.S. Congress and the Administration. A significant change to the U.S. tax system, including changes to the taxation of international income, could have a material adverse effect on our results of operations.

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

Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2010, we owned 12 production and distribution sites in the United States and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 13.4 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis and Clinton, Indiana; Carolina, Puerto Rico; and Branchburg, New Jersey.

We own production and distribution sites in 12 countries outside the United States and Puerto Rico, containing an aggregate of approximately 3.4 million square feet of floor area. Major production sites include facilities in France, United Kingdom, Spain, Ireland, Italy, Mexico, and Brazil.

Our research and development facilities in the United States consist of approximately 3.5 million square feet and are located primarily in Indianapolis, with smaller sites in San Diego and New York City. We also have smaller research and development facilities in the United Kingdom, Canada, and Spain.

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

Other Patent Litigation

Cialis:    In July 2005, Vanderbilt University filed a lawsuit in the U.S. District Court in Delaware against ICOS Corporation seeking to add three of its scientists as co-inventors on the Cialis compound and method-of-use patents. In January 2009, the district court judge ruled in our favor, declining to add any of these scientists as an inventor on either patent. The Court of Appeals for the Federal Circuit affirmed the lower court ruling in April 2010. In January 2011, the U.S. Supreme Court declined to review this decision and no further appeals are possible.

Other Product Liability Litigation

We are currently a defendant in a variety of product liability lawsuits in the United States involving primarily Zyprexa, thimerosal, Byetta, and diethylstilbestrol (DES).

We have been named as a defendant in approximately 120 actions in the U.S., involving approximately 140 claimants, brought in various state courts and federal district courts on behalf of children with autism or other neurological disorders who received childhood vaccines (manufactured by other companies) that contained thimerosal, a generic preservative used in certain vaccines in the U.S. beginning in the 1930s. We purchased patents and conducted research pertaining to thimerosal in the 1920s. We have been named in the suits even though we discontinued manufacturing the raw material in 1974 and discontinued selling it in the United States to vaccine manufacturers in 1992. The lawsuits typically name the vaccine manufacturers as well as Lilly and other distributors of thimerosal, and allege that the children’s exposure to thimerosal-containing vaccines caused their autism or other neurological disorders. We strongly deny any liability in these cases. There is no credible scientific evidence establishing a causal relationship between thimerosal-containing vaccines and autism or other neurological disorders. In addition, we believe the majority of the cases should not be prosecuted in the courts in which they have been brought because the underlying claims are subject to the National Childhood Vaccine Injury Act of 1986. Implemented in 1988, the Act established a mandatory, federally administered no-fault claims process for individuals who allege that they were harmed by the administration of childhood vaccines. Under the Act, claims must first be brought before the U.S. Court of Claims for an award determination under the compensation guidelines established pursuant to the Act. Claimants who are unsatisfied with their awards under the Act may reject the award and seek traditional judicial remedies. In March 2010, three special masters of the Court of Claims issued rulings in the three separate test cases, all concluding that thimerosal-containing vaccines do not cause autism. Petitioners did not seek review of these decisions and the judgments were entered dismissing the cases in April 2010. All claimants have been notified that if they intend to pursue their claims they will be required to identify a separate theory consistent with the requirements of the Act.

We have been named a defendant in approximately 100 Byetta product liability lawsuits involving approximately 335 plaintiffs, primarily seeking to recover damages for pancreatitis experienced by patients prescribed Byetta. We are aware of approximately 40 additional claimants who have not yet filed suit. The majority of the cases are filed in California and coordinated in a Los Angeles Superior Court. In June 2009, a lawsuit was filed in Louisiana State Court (Ralph Jackson v. Eli Lilly and Company, et al.) seeking to assert similar product liability claims on behalf of Louisiana residents who were prescribed Byetta; however, the plaintiff dropped the class action allegations. We believe these claims are without merit and are prepared to defend against them vigorously.

In approximately 20 U.S. lawsuits against us involving approximately 100 claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who were prescribed DES during pregnancy in the 1950s and 1960s. Approximately 65 of these claimants allege that they were indirectly exposed in utero to the medicine and later developed breast cancer as a consequence. In December 2009, a lawsuit was filed in U.S. District Court in Washington, D.C. against Lilly and other manufacturers (Michele Fecho, et al v. Eli Lilly and Company, et al) seeking to assert product liability claims on behalf of a putative class of men and women allegedly exposed to the medicine who claim to have later developed breast cancer. We believe these claims are without merit and are prepared to defend against them vigorously.

Other Marketing Practices Investigations

In November 2008, we received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General in coordination with the U.S. Attorney for the Western District of New York seeking production of a wide range of documents and information relating to reimbursement of Alimta. We are cooperating in this investigation.

In December 2010, we received a civil investigative demand from the Attorney General of Texas seeking production of a wide range of documents and information related to Actos. We are cooperating in this investigation.

In August 2003, we received notice that the staff of the SEC is conducting an investigation into the compliance by Polish subsidiaries of certain pharmaceutical companies, including Lilly, with the U.S. Foreign Corrupt Practices Act of 1977. The staff has issued subpoenas to us requesting production of documents related to the investigation. In connection with that matter, staffs of the SEC and the Department of Justice (DOJ) have asked us to voluntarily provide additional information related to certain activities of Lilly affiliates in a number of other countries. The SEC staff has also issued subpoenas related to activities in these countries. We are cooperating with the SEC and the DOJ in this investigation.

Employee Litigation

In April 2006, three former employees and one current employee filed a complaint against the company in the U.S. District Court for the Southern District of Indiana (Welch, et al. v. Eli Lilly and Company, filed April 20, 2006) alleging racial discrimination. During the litigation, plaintiffs amended their complaint twice, and the lawsuit at one point involved 145 individual plaintiffs as well as the national and local chapters of the National Association for the Advancement of Colored People (NAACP). Although the case was originally filed as a putative class action, in September 2009, plaintiffs withdrew their request for class certification. In September 2010, the court severed the remaining individual claims and ordered that any plaintiff wishing to continue litigation must file an individual action. We expect approximately 40 individual claims to be filed. We believe the claims that remain are without merit and are prepared to defend against them vigorously.

We have also been named as a defendant in a lawsuit filed in the U.S. District Court for the Northern District of New York (Schaefer-LaRose, et al. v. Eli Lilly and Company, filed November 14, 2006) claiming that our pharmaceutical sales representatives should have been categorized as “non-exempt” rather than “exempt” employees, and claiming that the company owes them back wages for overtime worked, as well as penalties, interest, and attorneys’ fees. Other pharmaceutical industry participants face similar lawsuits. The case was transferred to the U.S. District Court for the Southern District of Indiana, and in February 2008, the Indianapolis court conditionally certified a nationwide opt-in collective action under the Fair Labor Standards Act of all current and former employees who served as a Lilly pharmaceutical sales representative at any time from November 2003 to the present. As of the close of the opt-in period, fewer than 400 of the over 7,500 potential plaintiffs elected to participate in the lawsuit. In September 2009, the District Court granted our motion for summary judgment with regard to Ms. Schaefer-LaRose’s claims and ordered the plaintiffs to demonstrate why the entire collective action should not be decertified within 30 days. Plaintiffs filed a motion for reconsideration of the summary judgment decision and also opposed decertification, and in October 2010, the court denied plaintiffs motion for reconsideration but decided not to decertify the collective action at this time. Plaintiffs have filed an appeal of the summary judgment ruling. We believe this lawsuit is without merit and are prepared to defend against it vigorously.

We have been named in a lawsuit brought by the Labor Attorney for 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals. We have also been named in approximately 50 lawsuits filed in the same court by individual former employees making similar claims. We have also been named, along with several other companies, in a lawsuit filed by certain of these individuals in U.S. District Court for the Southern District of Indiana in April 2009, alleging possible harm caused by exposure to pesticides related to our former agricultural chemical manufacturing facility in Cosmopolis, Brazil. In November 2010, the case was dismissed with prejudice by the Court. The plaintiffs have filed a motion to reconsider. We believe these lawsuits are without merit and are prepared to defend against them vigorously.

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

Between 2003 and 2005, various municipalities in New York sued us and many other pharmaceutical manufacturers, claiming in general that as a result of alleged improprieties by the manufacturers in the calculation and reporting of average wholesale prices for purposes of Medicaid reimbursement, the municipalities overpaid their portion of the cost of pharmaceuticals. The suits seek monetary and other relief, including civil penalties and treble damages. Similar suits were filed against us and many other manufacturers by the States of Iowa, Kansas, Louisiana, Mississippi, Oklahoma, and Utah. These suits are pending either in the U.S. District Court for the District of Massachusetts or in various state courts. All of these suits are in early stages or discovery is ongoing. We believe these lawsuits are without merit and are prepared to defend against them vigorously.

In 2004 we, along with several other pharmaceutical companies, were named in a lawsuit in California state court brought by approximately twenty California pharmacies alleging that pharmaceutical companies prevented commercial importation of prescription drugs from outside the United States and used Canadian pharmaceutical prices as an agreed floor for prices in the United States in violation of antitrust laws. The case sought restitution for alleged overpayments for pharmaceuticals and an injunction against the allegedly violative conduct. Summary judgment was granted to us and the other defendants and in July 2008, the California Court of Appeals affirmed that decision. In July 2010, the California Supreme Court overturned the lower court decision and remanded the case to the state court. We believe the lawsuit has no merit and are prepared to defend against it vigorously.

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

During the fourth quarter of 2010, no matters were submitted to a vote of security holders.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

You can find information relating to the principal market for our common stock and related stockholder matters at Item 8 under “Selected Quarterly Data (unaudited)” and “Selected Financial Data (unaudited).” That information is incorporated here by reference.

The following table summarizes the activity related to repurchases of our equity securities during the fourth quarter ended December 31, 2010:

Period	Total Number of Shares Purchased (in thousands) (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (dollars in millions) (d)
October 2010	11	$37.14	0.0	$419.2
November 2010	4	35.22	0.0	419.2
December 2010	0	0.00	0.0	419.2
Total	15		0.0

The amounts presented in columns (a) and (b) above represent purchases of common stock related to our stock-based compensation programs. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.00 billion share repurchase program announced in March 2000. As of December 31, 2010, we have purchased $2.58 billion related to this program.

Item 6.	Selected Financial Data

You can find selected financial data for each of our five most recent fiscal years in Item 8 under “Selected Financial Data (unaudited).” That information is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

This section provides an overview of our financial results, recent product and late-stage pipeline developments, and legal, regulatory, and other matters affecting our company and the pharmaceutical industry.

Financial Results

We achieved revenue growth of 6 percent in 2010, which was primarily driven by the collective growth of Alimta, Cymbalta, animal health products, insulin products, Cialis, and Zyprexa, offset by the decline in Gemzar revenue. Cost of sales and marketing, selling, and administrative expenses grew at a slower rate than revenue, while our investment in research and development grew at a greater rate than revenue and our effective tax rate increased. As a result of these factors, as well as higher other income in 2010 and the items noted below, net income increased 17 percent to $5.07 billion, and earnings per share increased 16 percent to $4.58 per share, in 2010 as compared to $4.33 billion, or $3.94 per share, in 2009.

2010

U.S. Health Care Reform

•

Due to the enactment of health care reform in the U.S. in March 2010, total revenue decreased by $229.0 million (pretax), or $.16 per share, in 2010 as a result of higher rebates. We also recorded a one-time non-cash deferred income tax charge in the first quarter of $85.1 million, or $.08 per share, associated with the imposition of tax on the prescription drug subsidy of our U.S. retiree health plan.

Acquisitions (Note 3)

•

We incurred acquired in-process research and development (IPR&D) charges associated with the in-licensing arrangement with Acrux Limited (Acrux) of $50.0 million (pretax), which decreased earnings per share by $.03.

Asset Impairments and Related Restructuring and Other Special Charges (Notes 5 and 15)

•

We recognized asset impairments, restructuring, and other special charges of $192.0 million (pretax), or $.13 per share, in 2010, primarily related to severance costs from previously announced strategic actions.

2009

Acquisitions (Note 3)

•	We incurred acquired IPR&D charges associated with an in-licensing arrangement with Incyte Corporation (Incyte) of $90.0 million (pretax), which decreased earnings per share by $.05.

Asset Impairments and Related Restructuring and Other Special Charges (Notes 5 and 15)

•

We recognized asset impairments, restructuring, and other special charges of $462.7 million (pretax), which decreased earnings per share by $.29, for asset impairments and restructuring primarily related to the sale of our Tippecanoe Laboratories manufacturing site.

•	We incurred pretax charges of $230.0 million in connection with the claims of several states related to Zyprexa, which decreased earnings per share by $.13.

Late-Stage Pipeline

Our long-term success depends to a great extent on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on compounds currently in development by other biotechnology or pharmaceutical companies. We currently have more than 65 potential new drugs in human testing and a larger number of projects in preclinical development.

There are many difficulties and uncertainties inherent in pharmaceutical research and development and the introduction of new products. There is a high rate of failure inherent in new drug discovery and development. The process to bring a drug from the discovery phase to regulatory approval can take 12 to 15 years or longer and cost more than $1 billion. Failure can occur at any point in the process, including late in the process after substantial investment. As a result, most research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the U.S. Food and Drug Administration (FDA) approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. Consequently, it is very difficult to predict which products will ultimately be approved and the sales growth of those products.

We manage research and development spending across our portfolio of molecules, and a delay in, or termination of, one project will not by itself necessarily cause a significant change in our total research and development spending. Due to the risks and uncertainties involved in the research and development process, we cannot reliably estimate the nature, timing, completion dates, and costs of the efforts necessary to complete the development of our research and development projects, nor can we reliably estimate the future potential revenue that will be generated from a successful research and development project. Each project represents only a portion of the overall pipeline and none are individually material to our consolidated research and development expense. While we do accumulate certain research and development costs on a project level for internal reporting purposes, we must make significant cost estimations and allocations, some of which rely on data that is neither reproducible nor validated through accepted control mechanisms. As a consequence, we do not have sufficiently reliable data to report on total research and development costs by therapeutic category.

New molecular entities currently in Phase III clinical trial testing include the following:

BAFF antibody—an anti-BAFF antibody for the treatment of rheumatoid arthritis and lupus

BI10773—a SGLT-2 inhibitor for the treatment of diabetes (in collaboration with Boehringer Ingelheim)

Enzastaurin—a small molecule for the treatment of diffuse large B-cell lymphoma

GLP-1 Fc—a glucagon-like peptide 1 analog for the treatment of type 2 diabetes

Necitumumab—a fully human monoclonal antibody being investigated as a treatment for non-small cell lung cancer

NERI—a potent and highly selective norepinepherine reuptake inhibitor being investigated as a treatment for major depression

Ramucirumab—a monoclonal antibody being investigated as a treatment for metastatic breast and gastric cancers

Solanezumab—an amyloid beta (Aß) antibody for the treatment of Alzheimer’s disease

New molecular entities that have been submitted for regulatory review include the following:

Arxxant—a potential treatment for diabetic retinopathy

Florbetapir—a molecular imaging tool under investigation for the detection of beta-amyloid plaque in the brain. The absence of beta-amyloid plaque in the brain makes a diagnosis of Alzheimer’s disease unlikely.

Linagliptin—a DPP-4 inhibitor for the treatment of diabetes (in collaboration with Boehringer Ingelheim)

Liprotamase—a non-porcine pancreatic enzyme replacement therapy

The following are late-stage pipeline developments that have occurred since January 1, 2010:

•

Axiron.    We entered into an exclusive worldwide license agreement in the first quarter for the commercialization of Acrux’s experimental testosterone solution Axiron, which the FDA approved in the fourth quarter as a replacement therapy in men for certain conditions associated with a deficiency or absence of testosterone. We, along with our partner Acrux, expect to launch Axiron in the U.S. by mid-2011.

•

BI10773 and linagliptin.    In January 2011, we announced a global agreement with Boehringer Ingelheim to jointly develop and commercialize a portfolio of diabetes compounds currently in mid- and late-stage development. Included are Boehringer Ingelheim’s two oral diabetes agents, linagliptin and BI10773, as well as our two basal insulin analogues, LY2605541 and LY2963016, along with an option to co-develop and co-commercialize Lilly’s anti-TGF-beta monoclonal antibody.

•

Bydureon™—U.S.    In October 2010, the FDA issued a complete response letter regarding the New Drug Application (NDA) for Bydureon. In the complete response letter, the FDA requested a safety study to measure the potential for heart rhythm disturbances when exenatide is used at higher-than-average doses. Additionally, the FDA requested the results of the already completed DURATION-5 study to evaluate the efficacy, and the labeling of the safety and effectiveness, of the commercial formulation of Bydureon. We, along with our partners Amylin Pharmaceuticals, Inc. (Amylin) and Alkermes, Inc. (Alkermes), plan to submit our reply to the complete response letter in the second half of 2011. Amylin received written feedback from the FDA indicating approval of the study design for the required safety study to support the regulatory application. The study is expected to begin in February. Based on the requirements for additional data, this will likely be considered a Class 2 resubmission requiring a six-month review.

•	Bydureon—Europe. We, along with our partners Amylin and Alkermes, submitted Bydureon for review by the European Medicines Agency in the first quarter of 2010.

•

Cymbalta.    The FDA approved Cymbalta for the management of chronic musculoskeletal pain in November 2010. This has been established in studies in patients with chronic low back pain and chronic pain due to osteoarthritis.

•

Florbetapir.    In December 2010, we completed the acquisition of Avid Radiopharmaceuticals, Inc. (Avid), a company developing novel molecular imaging compounds intended for the detection and monitoring of chronic human diseases. In addition, the FDA recently assigned priority review designation for Amyvid™ (florbetapir), Avid’s lead program in development. The Peripheral and Central Nervous System Drugs Advisory Committee of the FDA held a meeting to discuss Amyvid’s NDA in January 2011. The committee decided that it could not recommend approval of Amyvid at this time based on the currently available data (13-3), but voted unanimously (16-0) to recommend approval of Amyvid conditional on a reader training program that demonstrates reader accuracy and consistency through a re-read of previously acquired scans. The committee supported that efficacy was established and there were no significant safety concerns.

•

Liprotamase.    In July 2010, we completed our acquisition of Alnara Pharmaceuticals, Inc. (Alnara), a privately-held company developing protein therapeutics for the treatment of metabolic diseases. In January 2011, the FDA Gastrointestinal Drugs Advisory Committee voted to recommend non-approval of liprotamase, Alnara’s non-porcine pancreatic enzyme replacement therapy, for the treatment of exocrine pancreatic insufficiency (EPI). During the meeting, the committee had questions about the degree of efficacy of liprotamase and recommended that additional studies be conducted prior to considering approval of liprotamase for EPI. We will continue to work with the FDA to address the questions raised in the meeting as the agency moves toward a final decision on the application.

•

Livalo.    We, along with our partner, Kowa Pharmaceuticals America Inc., launched Livalo in the U.S. in the second quarter of 2010. In addition to a proper diet, Livalo is used for the treatment of high cholesterol (primary hyperlipidemia or mixed dyslipidemia) in adults.

•

Necitumumab.    In February 2011, we and Bristol-Myers Squibb Company stopped enrollment in one of the two global Phase III studies evaluating necitumumab, an investigational anti-cancer agent, as a first-line treatment for advanced non-small cell lung cancer (NSCLC). The decision to stop enrollment in the Phase III non-squamous NSCLC INSPIRE trial followed an independent Data Monitoring Committee (DMC) recommendation that no new or recently enrolled patients continue treatment in the trial because of safety concerns related to thromboembolism (blood clots) in the experimental arm of the study. The same DMC also noted that patients who have already received two or more cycles of necitumumab appear to have a lower ongoing risk for these safety concerns. These patients may choose to remain on the trial, after being informed of the additional potential risks. Investigators will continue to assess patients after two cycles to determine if there is a potential benefit from treatment.

•

Semagacestat.    In August 2010, we halted development of semagacestat, a gamma secretase inhibitor being studied as a potential treatment for Alzheimer’s disease, because preliminary results from two ongoing long-term Phase III studies showed the compound did not slow disease progression and was associated with worsening of clinical measures of cognition and the ability to perform activities of daily living.

•

Tasisulam.    In December 2010, we suspended all current Phase III studies evaluating tasisulam as a second-line treatment for those with unresectable or metastatic melanoma. Tasisulam, an investigational, small-molecule anti-cancer compound, continues to be studied in other types of cancers.

•

Teplizumab.    In October 2010, we and our partner, MacroGenics, Inc., announced that an independent DMC completed a planned analysis of one-year safety and efficacy data of the Protégé Phase III clinical trial of teplizumab, an investigational biologic under development for the treatment of individuals with recent-onset type 1 diabetes. The DMC concluded that the primary efficacy endpoint of the study was not met. The DMC, noting that all administration of experimental drug had been completed, commented that appropriate safety monitoring is warranted. No unanticipated safety issues were identified in the DMC’s review. The companies have decided to suspend further enrollment and dosing of patients in two other ongoing clinical trials of teplizumab in type 1 diabetes. In October 2010, we notified MacroGenics of our decision to terminate our collaboration agreement for the development of teplizumab.

Legal, Regulatory, and Other Matters

The U.S. compound patent for Gemzar expired November 15, 2010. Our method-of-use patent (expiring in 2013) was held invalid by the U.S. Court of Appeals for the Federal Circuit. We are seeking review by the U.S. Supreme Court, but generic gemcitabine was introduced to the U.S. market in mid-November 2010, and Gemzar sales are experiencing a rapid and severe decline.

The U.S. District Court for the District of New Jersey ruled that our method-of-use patent for Strattera, which expires in 2017, is invalid. Our appeal to the U.S. Court of Appeals for the Federal Circuit was heard in December 2010, and we are awaiting a ruling. The Court of Appeals has granted an injunction that prevents the launch of generic atomoxetine until a ruling is rendered. Several generic companies have tentative approval to market generic atomoxetine, and, should the appeal be unsuccessful, we would anticipate a rapid and severe decline in Strattera sales due to generic competition.

The enactment of the “Patient Protection and Affordable Care Act” and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brings significant changes to U.S. health care. These changes began to affect our financial results in the first quarter of 2010 and will continue to have significant impact on our results in the future. Changes to the rebates for prescription drugs sold to Medicaid beneficiaries, which increase the minimum statutory rebate for branded drugs from 15.1 percent to 23.1 percent, were generally effective in the first quarter of 2010. This rebate has been expanded to managed Medicaid, a program that provides for the delivery of Medicaid benefits via managed care organizations, under arrangements between those organizations and state Medicaid agencies. Additionally, a prescription drug discount program for outpatient drugs in certain types of health care facilities that serve low-income and uninsured patients (known as 340B facilities) has been expanded. Also, there are changes to the tax treatment of subsidies paid by the government to employers, such as us, who provide their retirees with a drug benefit at least equivalent to the Medicare Part D drug benefit. Beginning in 2013, the federal government will tax the subsidy it provides to such employers. While this tax will not take effect for three more years, accounting rules dictate that we adjust our deferred tax asset through a one-time non-cash charge upon enactment of the tax law change, which we recorded in the first quarter of 2010. In addition, the federal government created an expedited regulatory approval pathway in the U.S. for biosimilars or follow-on biologics (copies of biological compounds). Biologics will have at least 12 years of data-package protection following launch. Congress is expected to take up patent law reform in 2011; some proposals would strengthen the pharmaceutical business model while others under consideration might pose some risks.

Beginning in 2011, drug manufacturers will provide a discount of 50 percent of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” (the coverage gap in Medicare prescription drug coverage). The doughnut hole will be phased out by the federal government between 2011 and 2020. Additionally, beginning in 2011, a non-tax deductible annual fee will be imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs. This fee is allocated to companies based on their prior calendar year market share for branded prescription drug sales into these government programs. A guidance project is currently under way within the IRS and U.S. Treasury concerning the implementation of this fee. These costs will be included in marketing, selling, and administrative expense in our consolidated statement of operations.

The Obama Administration proposed changes to the manner in which the U.S. would tax the international income of U.S.-based companies. Some provisions changing taxation of international income were enacted in August 2010. These provisions did not have a material effect on our consolidated results of operations. While it is uncertain how the U.S. Congress may address U.S. tax policy matters in the future, reform of U.S. taxation, including taxation of international income, continues to be a topic of discussion for Congress and the Obama Administration. A significant change to the U.S. tax system, including changes to the taxation of international income, could have a material adverse effect on our consolidated results of operations. On October 25, 2010, Puerto Rico enacted income and excise tax legislation affecting our operations. This tax will be included in costs of sales in our consolidated statement of operations. We believe this tax should be creditable against our U.S. income taxes.

Certain other federal and state health care proposals may continue to be debated, and could place downward pressure on pharmaceutical industry sales or prices. These proposals include legalizing the importation of prescription drugs and other cost-control strategies. In addition, the constitutionality of U.S. health care reform is being challenged. We expect pricing pressures at state levels to become more severe, which could have a material adverse effect on our consolidated results of operations.

International operations also are generally subject to extensive price and market regulations, and several European countries have recently required either price decreases or rebate increases in response to economic pressures. There are proposals for cost-containment measures pending in a number of additional countries, including proposals that would directly or indirectly impose additional price controls, limit access to or reimbursement for our products, or reduce the value of our intellectual property protection. Such proposals are expected to increase in both frequency and impact, given the effect of the downturn in the global economy on local governments.

OPERATING RESULTS—2010

Revenue

Our worldwide revenue for 2010 increased 6 percent, to $23.08 billion, driven by the collective growth of Alimta, Cymbalta, animal health products, insulin products, Cialis, and Zyprexa, offset by the decline in Gemzar revenue. Worldwide sales volume increased 3 percent, while selling prices contributed 2 percent of revenue growth, and the impact of foreign exchange rates was negligible. Revenue in the U.S. increased 5 percent, to $12.87 billion, due to higher prices. Revenue outside the U.S. increased 7 percent, to $10.21 billion, due to increased demand, partially offset by lower prices. In 2010, total revenue was reduced by $229.0 million due to the impact of U.S. health care reform.

The following table summarizes our revenue activity in 2010 compared with 2009:

	Year Ended December 31, 2010			Year Ended December 31, 2009 Total	Percent Change from 2009
Product	U.S.[1]	Outside U.S.	Total[2]
	(Dollars in millions)
Zyprexa	$2,495.5	$2,530.9	$5,026.4	$4,915.7	2
Cymbalta	2,772.0	687.2	3,459.2	3,074.7	13
Alimta	957.1	1,251.5	2,208.6	1,706.0	29
Humalog	1,222.4	831.8	2,054.2	1,959.0	5
Cialis	658.1	1,041.4	1,699.4	1,559.1	9
Animal health products	775.1	616.3	1,391.4	1,207.2	15
Gemzar	723.3	426.1	1,149.4	1,363.2	(16)
Humulin	470.8	618.0	1,088.9	1,022.0	7
Evista	681.8	342.6	1,024.4	1,030.4	(1)
Forteo	499.0	331.0	830.1	816.7	2
Strattera	389.8	186.9	576.7	609.4	(5)
Other pharmaceutical products	737.4	1,196.3	1,933.5	1,908.1	1
Total net product sales	12,382.3	10,060.0	22,442.2	21,171.5	6
Collaboration and other revenue[3]	483.3	150.4	633.8	664.5	(5)
Total revenue	$12,865.6	$10,210.4	$23,076.0	$21,836.0	6

[1]	U.S. revenue includes revenue in Puerto Rico.
[2]	Numbers may not add due to rounding.
[3]	Collaboration and other revenue is primarily composed of Erbitux royalties and 50 percent of Byetta’s gross margin in the U.S.

Zyprexa, our top-selling product, is a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance. Zyprexa sales in the U.S. increased 7 percent in 2010, driven by higher prices, partially offset by lower demand. Sales outside the U.S. decreased 2 percent driven by lower prices and decreased demand in Europe and Canada, partially offset by the favorable impact of foreign exchange rates and increased demand in Japan. We will lose effective exclusivity for Zyprexa in the U.S. in October 2011. We will also lose effective exclusivity in most of Europe in 2011. In the five major European countries, which in the aggregate had approximately $1.40 billion in sales for 2010, we will lose effective exclusivity in April 2011 (Spain) and September 2011 (France, Germany, Italy, and the United Kingdom). Several manufacturers have received tentative approvals to market generic olanzapine, and we expect generic olanzapine to be introduced in these markets immediately following the expiration of the patents. While it is difficult to predict the precise impact on Zyprexa sales, we expect the introduction of generics to result in a rapid and severe decline in our Zyprexa sales, which will have a material adverse effect on results of operations and cash flows. In Japan, our second-largest market for Zyprexa, with more than $400 million of sales in 2010, our patent expires in December 2015.

Sales of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and in the United States for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, increased 9 percent in the U.S., driven primarily by higher prices. Sales outside the U.S. increased 31 percent, driven primarily by increased demand in Japan, Europe, and Canada.

Sales of Alimta, a treatment for various cancers, increased 17 percent in the U.S., due primarily to increased demand. Sales outside the U.S. increased 41 percent, due to increased demand. Demand outside the U.S. was favorably affected by continued strong growth in Japan.

Sales of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 1 percent in the U.S., due to higher prices, partially offset by the impact of wholesaler buying patterns. Sales outside the U.S. increased 11 percent, driven by increased demand primarily in Japan and China.

Sales of Cialis, a treatment for erectile dysfunction, increased 6 percent in the U.S., due to higher prices. Sales outside the U.S. increased 11 percent, due primarily to increased demand and, to a lesser extent, higher prices.

Sales of Gemzar, a product approved to treat various cancers, decreased 3 percent in the U.S., due to a rapid and severe decline in sales as a result of generic competition, which began in November 2010, following the expiration of the compound patent. Sales outside the U.S. decreased 31 percent, due primarily to generic competition in most major markets. We expect sales to decline in 2011, with severe declines in the U.S.

Sales of Humulin, an injectable human insulin for the treatment of diabetes, increased 17 percent in the U.S., driven primarily by higher prices and increased demand. Sales outside the U.S. remained essentially flat when compared to 2009, due to lower prices offset by increased demand and the favorable impact of foreign exchange rates.

Sales of Evista, a product for the prevention and treatment of osteoporosis in postmenopausal women and for reduction of risk of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer, remained essentially flat in the U.S., due to decreased demand offset by increased prices. Sales outside the U.S. decreased 2 percent, driven by lower prices and lower demand, partially offset by a favorable impact of foreign exchange rates.

Sales of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in postmenopausal women and men, decreased 4 percent in the U.S., driven by lower demand, partially offset by higher prices. Sales outside the U.S. increased 11 percent, due to increased demand and, to a lesser extent, higher prices.

Sales of Strattera, a treatment for attention-deficit hyperactivity disorder in children, adolescents, and in the U.S. in adults, decreased 13 percent in the U.S., due primarily to lower demand, and to a lesser extent, lower net effective selling prices. Sales outside the U.S. increased 14 percent, driven by increased demand, partially offset by lower prices. The U.S. District Court for the District of New Jersey ruled that the U.S. method-of-use patent for Strattera, which expires in 2017, is invalid. We are currently appealing this decision to the U.S. Court of Appeals for the Federal Circuit. The Court of Appeals has granted an injunction that prevents the launch of generic atomoxetine until a ruling is rendered. While it is difficult to predict the precise impact on Strattera sales, if our appeal is unsuccessful, we expect that the introduction of generics would result in a rapid and severe decline in our U.S. Strattera sales.

Worldwide sales of Byetta, an injectable product for the treatment of type 2 diabetes, decreased 11 percent to $710.2 million during 2010 due to competitive pressures in the U.S. and European markets. We report as revenue our 50 percent share of Byetta’s gross margin in the U.S., 100 percent of Byetta sales outside the U.S., and our sales of Byetta pen delivery devices to Amylin. Our revenues decreased 4 percent to $430.6 million in 2010.

We report as revenue for Erbitux, a product approved to treat various cancers, the net royalties received from our collaboration partners and our product sales. Our revenues were $386.1 million in 2010, compared with $390.8 million in 2009.

Animal health product sales in the U.S. and outside the U.S. increased 15 percent, due primarily to increased demand for our companion animal and feed additive products. Sales of Comfortis, a flea medication for dogs, increased 69 percent in 2010.

Gross Margin, Costs, and Expenses

Gross margin as a percent of total revenue increased by 0.5 percentage points in 2010 to 81.1 percent. This increase was due to lower manufacturing costs and higher selling prices, partially offset by the negative effect of foreign exchange rates on international inventories sold.

Marketing, selling, and administrative expenses increased 2 percent in 2010 to $7.05 billion. The increase was driven by higher marketing and selling expenses outside the U.S., partially offset by lower administrative and litigation expenses and company-wide cost containment efforts. Investment in research and development increased 13 percent, to $4.88 billion, due primarily to charges related to pipeline molecules, including charges related to business development activities and termination of clinical trials.

We incurred an IPR&D charge of $50.0 million in 2010, associated with the in-licensing agreement with Acrux, compared with $90.0 million in 2009 resulting from the in-licensing agreement with Incyte. We recognized asset impairments, restructuring, and other special charges of $192.0 million in 2010, primarily related to severance and other related costs from previously announced strategic actions we are taking to reduce our cost structure and global workforce. In 2009, we recognized charges totaling $692.7 million for asset impairments, restructuring and other special charges. See Notes 3, 5 and 15 to the consolidated financial statements for additional information.

Other—net, expense improved $224.5 million to a net expense of $5.0 million in 2010, due primarily to net gains on equity investments, lower net interest expense, damages recovered from generic pharmaceutical companies following Zyprexa patent litigation in Germany, and an insurance recovery associated with the theft of product at the company’s Enfield, Connecticut, distribution center.

The effective tax rate was 22.3 percent for the full-year 2010. In 2009, the effective tax rate was 19.2 percent. The 2010 effective tax rate increased due to $85.1 million in additional tax expense in the first quarter related to U.S. health care reform. The 2009 effective tax rate was reduced due to the tax benefit of asset impairment and restructuring charges associated with the sale of the Tippecanoe Laboratories manufacturing site.

OPERATING RESULTS—2009

Financial Results

We achieved revenue growth of 7 percent in 2009, which was primarily driven by the collective growth of Alimta, Cymbalta, Humalog, and Zyprexa and the inclusion of Erbitux revenue as a result of the ImClone Systems Inc. (ImClone) acquisition in November 2008. The impact of changes in foreign currencies compared to the U.S. dollar on international inventories sold during the year decreased our cost of sales in 2009 and increased our cost of sales in 2008, which contributed to an improvement in gross margin. Marketing, selling, and administrative expenses grew at a slower rate than revenue, while our investment in research and development grew at a greater rate than sales. We incurred income tax expense of $1.03 billion in 2009, resulting in an effective tax rate of 19.2 percent. Earnings increased to $4.33 billion, and earnings per share increased to $3.94 per share, in 2009 as compared to a net loss of $2.07 billion, and a loss per share of $1.89 in 2008. Net income comparisons between 2009 and 2008 are affected by the impact of several highlighted items. The highlighted items for 2009 are summarized in the Executive Overview. The 2008 highlighted items are summarized as follows:

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

Asset Impairments and Related Restructuring and Other Special Charges (Notes 5 and 15)

•

We recognized asset impairments, restructuring, and other special charges totaling $497.0 million (pretax), which decreased earnings per share by $.30. A similar charge of $57.1 million (pretax), which decreased earnings per share by $.04, was included in cost of sales. These charges were primarily associated with the sale of our Greenfield, Indiana site; the termination of the AIR® Insulin program; and strategic exit activities related to manufacturing operations.

•

We recorded charges of $1.48 billion (pretax) related to the federal and state Zyprexa investigations led by the U.S. Attorney for the Eastern District of Pennsylvania (EDPA), as well as the resolution of a multi-state investigation regarding Zyprexa involving 32 states and the District of Columbia, which decreased earnings per share by $1.20.

Other (Note 13)

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

The following table summarizes our revenue activity in 2009 compared with 2008:

	Year Ended December 31, 2009			Year Ended December 31, 2008 Total	Percent Change from 2008
Product	U.S.[1]	Outside U.S.	Total[2]
	(Dollars in millions)
Zyprexa	$2,331.7	$2,583.9	$4,915.7	$4,696.1	5
Cymbalta	2,551.8	523.0	3,074.7	2,697.1	14
Humalog	1,208.4	750.6	1,959.0	1,735.8	13
Alimta	815.6	890.4	1,706.0	1,154.7	48
Cialis	623.3	935.8	1,559.1	1,444.5	8
Gemzar	747.4	615.8	1,363.2	1,719.8	(21)
Animal health products	672.2	535.0	1,207.2	1,093.3	10
Evista	682.2	348.1	1,030.4	1,075.6	(4)
Humulin	402.4	619.6	1,022.0	1,063.2	(4)
Forteo	518.3	298.4	816.7	778.7	5
Strattera	445.6	163.7	609.4	579.5	5
Other pharmaceutical products	739.9	1,168.4	1,908.1	1,887.5	1
Total net product sales	11,738.8	9,432.7	21,171.5	19,925.8	6
Collaboration and other revenue[3]	555.6	108.9	664.5	446.1	49
Total revenue	$12,294.4	$9,541.6	$21,836.0	$20,371.9	7

[1]	U.S. revenue includes revenue in Puerto Rico.
[2]	Numbers may not add due to rounding.
[3]	Collaboration and other revenue is primarily composed of Erbitux royalties and 50 percent of Byetta’s gross margin in the U.S.

Zyprexa sales in the U.S. increased 6 percent in 2009, due to higher prices, partially offset by reduced demand. Sales outside the U.S. increased 4 percent driven by increased demand, partially offset by the unfavorable impact of foreign exchange rates. Demand outside the U.S. was favorably impacted by the withdrawal of generic competition in Germany in early 2009.

Sales of Cymbalta in 2009 increased 13 percent in the U.S., driven by higher prices and increased demand. Sales outside the U.S. increased 18 percent, driven by increased demand, partially offset by the unfavorable impact of foreign exchange rates and lower prices.

Sales of Humalog in 2009 increased 20 percent in the U.S., driven by higher prices, increased demand, and wholesaler buying patterns. Sales outside the U.S. increased 3 percent, driven by increased demand, partially offset by the unfavorable impact of foreign exchange rates.

Sales of Alimta increased 45 percent in the U.S., primarily driven by increased demand. Sales outside the U.S. increased 50 percent, driven by increased demand, partially offset by the unfavorable impact of foreign exchange rates. Demand outside the U.S. benefited from the addition of the non-small cell lung cancer indication in Japan.

Our sales of Cialis increased 16 percent in the U.S., driven by higher prices, increased demand, and wholesaler buying patterns. Sales outside the U.S. increased 3 percent, driven by increased demand and, to a lesser extent, higher prices, partially offset by the unfavorable impact of foreign exchange rates.

Sales of Gemzar increased 2 percent in the U.S., due primarily to higher prices. Sales outside the U.S. decreased 37 percent, driven by reduced demand and lower prices as a result of the entry of generic competition in most major markets, and to a lesser extent, the unfavorable impact of foreign exchange rates.

Sales of Evista decreased 3 percent in the U.S., driven by reduced demand, partially offset by higher prices. Sales outside the U.S. decreased 7 percent, driven by the outlicensing of Evista in most European markets and, to a lesser extent, lower prices.

Sales of Humulin increased 6 percent in the U.S., due primarily to higher prices, partially offset by reduced demand. Sales outside the U.S. decreased 9 percent, driven by the unfavorable impact of foreign exchange rates and, to a lesser extent, lower prices, partially offset by increased demand.

Sales of Forteo increased 6 percent in the U.S., driven by higher prices, partially offset by reduced demand. Sales outside the U.S. increased 3 percent, driven by increased demand and prices, partially offset by the unfavorable impact of foreign exchange rates.

Sales of Strattera increased 2 percent in the U.S., driven by higher prices, partially offset by reduced demand. Sales outside the U.S. increased 15 percent, driven by increased demand and higher prices, partially offset by the unfavorable impact of foreign exchange rates.

Worldwide sales of Byetta increased 6 percent to $796.5 million during 2009. Our revenues increased 13 percent to $448.5 million in 2009.

Erbitux revenues were $390.8 million in 2009, compared with $29.4 million in 2008. We acquired Erbitux as part of our acquisition of ImClone in November 2008.

Animal health product sales in the U.S. increased 25 percent, primarily driven by the inclusion of Posilac sales following the acquisition completed October 2008. Sales outside the U.S. decreased 4 percent, driven primarily by the unfavorable impact of foreign exchange rates.

Gross Margin, Costs, and Expenses

The 2009 gross margin increased to 80.6 percent of total revenue compared with 78.5 percent for 2008. This increase was due to the impact of changes in foreign currencies compared to the U.S. dollar on international inventories sold during the year, which decreased cost of sales in 2009, but increased cost of sales in 2008.

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

We incurred an IPR&D charge of $90.0 million in 2009, associated with the in-licensing agreement with Incyte, compared with $4.84 billion in 2008. The 2008 IPR&D charge included $4.69 billion resulting from the acquisition of ImClone. We recognized asset impairments, restructuring, and other special charges of $692.7 million in 2009, primarily related to asset impairment charges related to the sale of our Tippecanoe Laboratories manufacturing site and special charges related to Zyprexa litigation with multiple state attorneys general, compared with $1.97 billion in 2008. The 2008 charges were primarily associated with the resolution of Zyprexa investigations with the U.S. Attorney for the Eastern District of Pennsylvania and multiple states. See Notes 3, 5, and 15 to the consolidated financial statements for additional information.

Other—net, expense was a net expense in both years, increasing by $203.4 million, to $229.5 million in 2009, primarily due to lower interest income and higher interest expense resulting from the ImClone acquisition.

We incurred income tax expense of $1.03 billion in 2009 resulting in an effective tax rate of 19.2 percent. The effective tax rate for 2009 was reduced due to the tax benefit of asset impairment and restructuring charges associated with the sale of the Tippecanoe site. We incurred tax expense of $764.3 million in 2008, despite having a loss before income taxes of $1.31 billion. Our net loss was driven by the $4.69 billion IPR&D charge for ImClone and the $1.48 billion Zyprexa investigation settlements. The IPR&D charge was not tax deductible, and only a portion of the Zyprexa investigation settlements was deductible. In addition, we recorded tax expense associated with the ImClone acquisition, as well as a discrete income tax benefit of $210.3 million for the resolution of a substantial portion of the 2001-2004 IRS audit. See Note 13 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

As of December 31, 2010, cash, cash equivalents, and short-term investments totaled $6.73 billion compared with $4.50 billion at December 31, 2009. The increase in cash was driven by cash from operations of $6.86 billion, partially offset by dividends paid of $2.17 billion, business and product acquisitions of $1.10 billion, and purchases of property and equipment of $694.3 million.

Capital expenditures of $694.3 million during 2010 were $70.7 million less than in 2009. We expect 2011 capital expenditures to be between $800 million and $900 million as we invest in the long-term growth of our diabetes care products, continue to upgrade our manufacturing and research facilities to enhance productivity and quality systems, and invest in our oncology biotechnology capabilities.

Total debt at December 31, 2010, was $6.93 billion, an increase of $264.4 million from December 31, 2009, which was due to the $141.8 million increase in the fair value of hedged debt and an increase in short-term debt of $130.7 million. Our current debt ratings from Standard & Poor’s and Moody’s are AA- and A2, respectively. Our Moody’s long-term debt rating was moved to A2 from A1 in November 2010. Our ratings outlook from both Moody’s and Standard and Poor’s is stable.

Dividends of $1.96 per share were paid in 2010 and 2009, 2010 was the 126th consecutive year in which we made dividend payments. In the fourth quarter of 2010, effective for the dividend to be paid in the first quarter of 2011, the quarterly dividend was maintained at $.49 per share, resulting in an indicated annual rate for 2011 of $1.96 per share.

As of the fourth quarter of 2010, the U.S. and global economic recoveries proceed but face continued headwinds. U.S. economic data in the fourth quarter reflected a steady pace of economic recovery, though the rate of recovery has not been sufficient to materially reduce unemployment. Given persistently high unemployment and little sign of near-term inflation risk, the U.S. Federal Reserve has maintained its accommodative monetary policy, most recently through its November 2010 announcement of expanded asset purchases. The Federal Reserve continues its policy stance of exceptionally low rates for an extended period to stimulate lending and economic growth. High sovereign debt levels and efforts at fiscal austerity in the U.S. and other developed countries continue to be a concern for many economists and are predicted to challenge the economic recovery globally. Given this backdrop, both private and public health care payers are facing heightened fiscal challenges and are taking steps to reduce the costs of care, including pressures for increased pharmaceutical discounts and rebates in the U.S., price cuts in government systems outside the U.S., and efforts to drive greater use of generic drugs globally. We continue to monitor the potential near-term impact of the economic environment on prescription trends, the creditworthiness of our wholesalers and other customers and suppliers, the uncertain impact of recent health care legislation, the federal government’s involvement in the U.S. economy, and various international government funding levels.

We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including debt service, capital expenditures, and dividends in 2011. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings. Because of the high credit quality of our short- and long-term debt, our access to credit markets has not been adversely affected. We currently have $1.24 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program and matures in May 2011. Various risks and uncertainties, including those discussed in Item 1A, “Risk Factors,” and the “Financial Expectations for 2011” section, may affect our operating results and cash generated from operations.

We depend on patents or other forms of intellectual property protection for most of our revenues, cash flows, and earnings. Through 2014, we expect to lose effective exclusivity for the following key products:

•	Zyprexa—October 2011 (U.S.), various dates in 2011 (major Europe)

•	Cymbalta—June 2013 (U.S.)

•	Humalog—May 2013 (U.S.)

•	Evista—March 2014 (U.S.)

Cymbalta could receive an additional six months of exclusivity, based on completion of pediatric studies.

Gemzar has already lost effective exclusivity in the U.S. and major European countries (France, Germany, Italy, Spain and the United Kingdom), and Humalog has lost exclusivity in major European countries. In addition, we face U.S. patent litigation over Alimta, Cymbalta, and Strattera, and it is possible we could lose our effective exclusivity for one or more of these products prior to the expiration of the relevant patents. See the Hatch-Waxman patent litigation discussion in Note 15 and in the “Legal and Regulatory Matters” section below. Revenue from Alimta, Cymbalta, Humalog, and Zyprexa contribute materially to our results of operations, liquidity, and financial position. The loss of exclusivity would likely result in generic competition, generally causing a rapid and severe decline in revenue from the affected product, which would have a material adverse effect on our results of operations. However, our goal is to partially mitigate the effect on our operations, liquidity, and financial position through growth in our patent-protected products that do not lose exclusivity during this period, in emerging markets, in Japan, and in our animal health business. Our expected growth in the emerging markets and Japan is attributable to both the growth of these markets and launches of patent-protected products in these markets.

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

Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt positions and may enter into interest rate derivatives to help maintain that balance. Based on our overall interest rate exposure at December 31, 2010 and 2009, including derivatives and other interest rate risk-sensitive instruments, a hypothetical 10 percent change in interest rates applied to the fair value of the instruments as of December 31, 2010 and 2009, respectively, would have no material impact on earnings, cash flows, or fair values of interest rate risk-sensitive instruments over a one-year period.

Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and the Japanese yen, and the British pound against the euro. We face transactional currency exposures that arise when we enter into transactions, generally on an intercompany basis, denominated in currencies other than the local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We may use forward contracts and purchased options to manage our foreign currency exposures. Our policy outlines the minimum and maximum hedge coverage of such exposures. Gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets, liabilities, commitments, and anticipated revenues. Considering our derivative financial instruments outstanding at December 31, 2010 and 2009, a hypothetical 10 percent change in exchange rates (primarily against the U.S. dollar) as of December 31, 2010 and 2009, respectively, would have no material impact on earnings, cash flows, or fair values of foreign currency rate risk-sensitive instruments over a one-year period. These calculations do not reflect the impact of the exchange gains or losses on the underlying positions that would be offset, in part, by the results of the derivative instruments.

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

Individually, these arrangements are not material in any one annual reporting period. However, if milestones for multiple products covered by these arrangements would happen to be reached in the same reporting period, the aggregate charge to expense could be material to the results of operations in any one period. These arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves milestone objectives. We also note that, from a business perspective, we view these payments as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from sales of products.

Our current noncancelable contractual obligations that will require future cash payments are as follows (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including interest payments[1]	$9,965.2	$205.8	$1,936.7	$1,429.1	$6,393.6
Capital lease obligations	38.9	13.9	13.1	8.5	3.4
Operating leases	572.3	108.7	162.6	103.2	197.8
Purchase obligations[2]	11,806.2	9,206.6	1,105.7	740.5	753.4
Other long-term liabilities reflected on our balance sheet[3]	1,252.9	0.0	309.2	238.8	704.9
Other[4]	298.3	298.3	0.0	0.0	0.0
Total	$23,933.8	$9,833.3	$3,527.3	$2,520.1	$8,053.1

[1]

Our long-term debt obligations include both our expected principal and interest obligations and our interest rate swaps. We used the interest rate forward curve at December 31, 2010, to compute the amount of the contractual obligation for interest on the variable rate debt instruments and swaps.

[2]	We have included the following:
•

Purchase obligations, consisting primarily of all open purchase orders at our significant operating locations as of December 31, 2010. Some of these purchase orders may be cancelable; however, for purposes of this disclosure, we have not distinguished between cancelable and noncancelable purchase obligations.

•	Contractual payment obligations with each of our significant vendors, which are noncancelable and are not contingent.
[3]

We have included long-term liabilities consisting primarily of our nonqualified supplemental pension funding requirements and deferred compensation liabilities. We excluded long-term liabilities for unrecognized tax benefits of $1.23 billion, as we cannot reasonably estimate the timing of future cash outflows associated with those liabilities.

[4]	This category consists of various miscellaneous items expected to be paid in the next year, none of which are individually material.

The contractual obligations table is current as of December 31, 2010. We expect the amount of these obligations to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

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

Revenue Recognition and Sales Return, Rebate, and Discount Accruals

We recognize revenue from sales of products at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. For approximately 85 percent of our sales, this is at the time products are shipped to the customer, typically a wholesale distributor or a major retail chain. The remaining sales, which are outside the U.S., are recorded at the point of delivery. Provisions for returns, rebates, and discounts are established in the same period the related sales are recorded.

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

We establish sales return accruals for anticipated product returns. We record the return amounts as a deduction to arrive at our net product sales. Once the product is returned, it is destroyed. Consistent with revenue recognition accounting guidance, when sales occur we estimate a reserve for future product returns related to those sales. This estimate is primarily based on historical return rates as well as specifically identified anticipated returns due to known business conditions and product expiry dates. Actual product returns have been less than one percent of our net sales over the past three years and have not fluctuated significantly as a percent of sales.

We establish sales rebate and discount accruals in the same period as the related sales. The rebate and discount amounts are recorded as a deduction to arrive at our net product sales. Sales rebates and discounts that require the use of judgment in the establishment of the accrual include Medicaid, managed care, Medicare, chargebacks, long-term care, hospital, patient assistance programs, and various other government programs. We base these accruals primarily upon our historical rebate and discount payments made to our customer segment groups and the provisions of current rebate and discount contracts.

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

We believe that our accruals for sales returns, rebates, and discounts are reasonable and appropriate based on current facts and circumstances. U.S. sales returns, federally mandated Medicaid rebate and state pharmaceutical assistance programs (Medicaid), and Medicare rebates reduced sales by $1.66 billion, $1.20 billion, and $1.03 billion in 2010, 2009, and 2008, respectively. A 5 percent change in the sales return, Medicaid, and Medicare rebate amounts we recognized in 2010 would lead to an approximate $85 million effect on our income before income taxes. As of December 31, 2010, our sales returns, Medicaid, and Medicare rebate liability was $858.3 million.

Our global rebate and discount liabilities are included in sales rebates and discounts on our consolidated balance sheet. Our global sales return liability is included in other current liabilities and other noncurrent liabilities on our consolidated balance sheet. Approximately 83 percent and 84 percent of our global sales return, rebate, and discount liability resulted from sales of our products in the U.S. as of December 31, 2010 and 2009, respectively. The following represents a roll-forward of our most significant U.S. returns, rebate, and discount liability balances, including Medicaid (in millions):

	2010	2009
Sales return, rebate, and discount liabilities, beginning of year	$963.6	$806.5
Reduction of net sales due to sales returns, discounts, and rebates[1]	2,876.1	2,233.8
Cash payments of discounts and rebates	(2,684.4)	(2,076.7)
Sales return, rebate, and discount liabilities, end of year	$1,155.3	$963.6

[1]	Adjustments of the estimates for these returns, rebates, and discounts to actual results were less than 0.3 percent of net sales for each of the years presented.

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

Pension and Retiree Medical Plan Assumptions

Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets. Retiree medical plan costs include assumptions for the discount rate, retirement age, expected return on plan assets, and health-care-cost trend rates. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 14 to the consolidated financial statements for additional information regarding our retirement benefits.

Annually, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans. In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets, and health-care-cost trend rates of other companies; our historical assumptions compared with actual results; an analysis of current market conditions and asset allocations (approximately 80 percent of which are growth investments); and the views of leading financial advisers and economists. We use an actuarially determined, company-specific yield curve to determine the discount rate. In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages.

If the health-care-cost trend rates were to be increased by one percentage point each future year, the aggregate of the service cost and interest cost components of the 2010 annual expense would increase by $14.4 million. A one-percentage-point decrease would lower the aggregate of the 2010 service cost and interest cost by $11.7 million. If the 2010 discount rate for the U.S. defined benefit pension and retiree health benefit plans (U.S. plans) were to be changed by a quarter percentage point, income before income taxes would change by $28.7 million. If the 2010 expected return on plan assets for U.S. plans were to be changed by a quarter percentage point, income before income taxes would change by $18.3 million. If our assumption regarding the 2010 expected age of future retirees for U.S. plans were adjusted by one year, our income before income taxes would be affected by $33.3 million. The U.S. plans represent approximately 81 percent of the total accumulated postretirement benefit obligation and approximately 83 percent of total plan assets at December 31, 2010.

Impairment of Indefinite-Lived and Long-Lived Assets

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

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and when certain impairment indicators are present. When required, a comparison of fair value to the carrying amount of assets is performed to determine the amount of any impairment.

There are several methods that can be used to determine the estimated fair value of the IPR&D acquired in a business combination, all of which require multiple assumptions. We utilize the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently.

For IPR&D assets, the risk of failure has been factored into the fair value measure and there can be no certainty that these assets ultimately will yield a successful product, as discussed previously in the “Late-Stage Pipeline” section.

The nature of the pharmaceutical business is high-risk and requires that we invest in a large number of projects to build a successful portfolio of approved products. As such, it is likely that some IPR&D assets will become impaired at some time in the future.

The estimated future cash flows, based on what we believe to be reasonable and supportable assumptions and projections, require management’s judgment. Actual results could vary from these estimates.

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

A 5 percent change in the amount of the uncertain tax positions and the valuation allowance would result in a change in net income of $53.5 million and $23.7 million, respectively.

FINANCIAL EXPECTATIONS FOR 2011

For the full year of 2011, we expect earnings per share to be in the range of $3.92 to $4.07, which includes the dilutive impact of the upfront fee and other anticipated expenses related to the collaboration with Boehringer Ingelheim, but excludes potential restructuring charges primarily related to severance and other related costs from previously announced strategic actions that we are taking to reduce our cost structure and global workforce. We expect that total revenue growth will be flat to slightly increasing, which assumes we maintain our patent exclusivity for U.S. Strattera sales, and also assumes rapid and severe erosion of global Zyprexa sales after patent expirations in major markets, including the U.S. starting in October 2011, and the continued severe erosion of U.S. Gemzar sales. We anticipate that the impact of U.S. health care reform will lower 2011 revenue by $400 million to $500 million. We expect these reductions in revenue to be offset by sales growth of Alimta, Cialis, Cymbalta, Effient, Humalog, and animal health products.

We anticipate that gross margin as a percent of revenue will decline approximately two percentage points. Marketing, selling, and administrative expenses are projected to grow in the low- to mid-single digits and include an estimated $150 million to $200 million in non-tax deductible expense for the mandatory pharmaceutical manufacturers fee associated with U.S. health care reform, while research and development expense growth is expected to be relatively flat. Other—net, expense is expected to be a net expense of between $50 million and $150 million. Cash flows are expected to be sufficient to fund capital expenditures of between $800 and $900 million, as well as anticipated business development activity and our dividend.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995—

A CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that any forward-looking statements or projections made by us, including those above, are based on management’s belief at the time they are made. However, they are subject to risks and uncertainties. Actual results could differ materially and will depend on, among other things, the continuing growth of our currently marketed products; developments with competitive products; the implementation of U.S. health care reform; the timing and scope of regulatory approvals and the success of our new product launches; asset impairments, restructurings, and acquisitions of compounds under development resulting in acquired IPR&D charges; foreign exchange rates and global macroeconomic conditions; changes in effective tax rates; wholesaler inventory changes; other regulatory developments, litigation, patent disputes, and government investigations; the impact of governmental actions regarding pricing, importation, and reimbursement for pharmaceuticals; and other factors that may affect our operations and prospects are discussed earlier in this section and in Item 1A, “Risk Factors.” We undertake no duty to update these forward-looking statements.

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

•

Gemzar:    Teva Parenteral Medicines, Inc. (Teva); Sun Pharmaceutical Industries Inc. (Sun) and several other generic companies sought permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (compound patent expiring in 2010 and method-of-use patent expiring in 2013). We filed lawsuits in the U.S. District Court for the Southern District of Indiana against Teva (February 2006) and several other generic companies, seeking rulings that our patents are valid and are being infringed. In November 2007, Sun filed a declaratory judgment action in the U.S. District Court for the Eastern District of Michigan, seeking rulings that our method-of-use and compound patents are invalid or unenforceable, or would not be infringed by the sale of Sun’s generic product. In August 2009, the district court in Michigan granted a motion by Sun for partial summary judgment, invalidating our method-of-use patent, and the opinion was affirmed by a panel of the Court of Appeals for the Federal Circuit in July 2010. We are seeking review of this decision by the U.S. Supreme Court. In March 2010, the district court in Indiana upheld the validity of our compound patent in the Teva case, but applied collateral estoppel with regard to our method-of-use patent, given the ruling in the Sun case. Generic gemcitabine was introduced to the U.S. market in mid-November 2010.

•

Alimta:    Teva; APP Pharmaceuticals, LLC (APP); and Barr Laboratories, Inc. (Barr) each submitted ANDAs seeking approval to market generic versions of Alimta prior to the expiration of the relevant U.S. patent (licensed from the Trustees of Princeton University and expiring in 2016), and alleging the patent is invalid. We, along with Princeton, filed lawsuits in the U.S. District Court for the District of Delaware against Teva, APP, and Barr seeking rulings that the compound patent is valid and infringed. In November 2010, the district court ruled from the bench that judgment would be entered in Lilly’s favor, upholding the patent’s validity. Plaintiffs may appeal this decision once the judgment is entered.

•

Evista:    In 2006, Teva Pharmaceuticals USA, Inc. (Teva USA) submitted an ANDA seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In June 2006, we filed a lawsuit against Teva USA in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Teva USA. In September 2009, the court upheld our method-of-use patents (the last expires in 2014) and the court held that our particle-size patents (expiring 2017) are invalid. Both rulings were upheld by the appeals court in September 2010, and the period for further appeals has expired.

•

Strattera:    Actavis Elizabeth LLC (Actavis), Apotex Inc. (Apotex), Aurobindo Pharma Ltd. (Aurobindo), Mylan Pharmaceuticals Inc. (Mylan), Sandoz Inc. (Sandoz), Sun Pharmaceutical Industries Limited (Sun Ltd.), and Teva USA each submitted an ANDA seeking permission to market generic versions of Strattera prior to the expiration of our relevant U.S. patent (expiring in 2017), and alleging that this patent is invalid. In 2007, we brought a lawsuit against Actavis, Apotex, Aurobindo, Mylan, Sandoz, Sun Ltd., and Teva USA in the U.S. District Court for the District of New Jersey. In August 2010, the court ruled that our patent is invalid. Several companies have received final approval to market generic atomoxetine, but the Court of Appeals for the Federal Circuit granted an injunction prohibiting the launch of generic atomoxetine until the court renders an opinion. The appeal was heard by the court in December 2010 and we are waiting for a ruling. Zydus Pharmaceuticals (Zydus) filed an action in the New Jersey district court in October 2010 seeking a declaratory judgment that it has the right to launch a generic atomoxetine product, based on the district court ruling. We believe that Zydus is subject to the injunction issued by the court of appeals.

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

Zyprexa Litigation

We were named as a defendant in a large number of Zyprexa product liability lawsuits in the U.S. and notified of other claims of individuals who have not filed suit. The lawsuits and unfiled claims (together the “claims”) allege a variety of injuries from the use of Zyprexa, with the majority alleging that the product caused or contributed to diabetes or high blood-glucose levels. The claims seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the claims also allege that we improperly promoted the drug. Almost all of the federal lawsuits are part of a Multi-District Litigation (MDL) proceeding before The Honorable Jack Weinstein in the Federal District Court for the Eastern District of New York (EDNY) (MDL No. 1596).

Since June 2005, we have settled approximately 32,720 claims. The two primary settlements were as follows:

•	In 2005, we settled and paid more than 8,000 claims for approximately $700 million.

•	In 2007, we settled and paid more than 18,000 claims for approximately $500 million.

We are prepared to continue our vigorous defense of Zyprexa in all remaining claims, consisting of approximately 70 lawsuits in the U.S. covering approximately 150 plaintiffs, of which about 50 lawsuits covering about 50 plaintiffs are part of the MDL. We have a trial scheduled in Texas State court in August 2011.

In January 2009, we reached resolution with the Office of the U.S. Attorney for the Eastern District of Pennsylvania (EDPA), and the State Medicaid Fraud Control Units of 36 states and the District of Columbia, of an investigation related to our U.S. marketing and promotional practices with respect to Zyprexa. As part of the resolution, we pled guilty to one misdemeanor violation of the Food, Drug, and Cosmetic Act for the off-label promotion of Zyprexa in elderly populations as treatment for dementia, including Alzheimer’s dementia, between September 1999 and March 2001. We recorded a charge of $1.42 billion for this matter in the third quarter of 2008 and paid substantially all of this amount in 2009. As part of the settlement, we have entered into a corporate integrity agreement with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services (HHS), which requires us to maintain our compliance program and to undertake a set of defined corporate integrity obligations for five years. The agreement also provides for an independent third-party review organization to assess and report on the company’s systems, processes, policies, procedures, and practices.

In October 2008, we reached a settlement with 32 states and the District of Columbia related to a multistate investigation brought under various state consumer protection laws. While there was no finding that we violated any provision of the state laws under which the investigations were conducted, we paid $62.0 million and agreed to undertake certain commitments regarding Zyprexa for a period of six years, through consent decrees filed with the settling states.

We were served with lawsuits filed by the states of Alaska, Arkansas, Connecticut, Idaho, Louisiana, Minnesota, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Utah, and West Virginia alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. We settled the Zyprexa-related claims of all of these states, incurring pretax charges of $230.0 million in 2009 and $15.0 million in 2008.

In 2005, two lawsuits were filed in the EDNY purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions were consolidated into a single lawsuit, brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Two additional lawsuits were filed in the EDNY in 2006 on similar grounds. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug. In September 2008, Judge Weinstein certified a class consisting of third-party payors, excluding governmental entities and individual consumers and denied our motion for summary judgment. In September 2010, both decisions were reversed by the Second Circuit Court of Appeals, which found that the case cannot proceed as a class action and entered a judgment in our favor on plaintiffs’ overpricing claim. Plaintiffs are seeking review of this decision by the U.S. Supreme Court. An unfavorable outcome in this case could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

Other Product Liability Litigation

We have been named as a defendant in numerous other product liability lawsuits involving primarily diethylstilbestrol (DES), thimerosal, and Byetta. Approximately a third of these claims are covered by insurance, subject to deductibles and coverage limits.

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

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Operations

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, except per-share data)	Year Ended December 31	2010	2009	2008
Revenue		$23,076.0	$21,836.0	$20,371.9
Cost of sales		4,366.2	4,247.0	4,376.7
Research and development		4,884.2	4,326.5	3,840.9
Marketing, selling, and administrative		7,053.4	6,892.5	6,626.4
Acquired in-process research and development (Note 3)		50.0	90.0	4,835.4
Asset impairments, restructuring, and other special charges (Note 5)		192.0	692.7	1,974.0
Other—net, expense		5.0	229.5	26.1
		16,550.8	16,478.2	21,679.5
Income (loss) before income taxes		6,525.2	5,357.8	(1,307.6)
Income taxes (Note 13)		1,455.7	1,029.0	764.3
Net income (loss)		$5,069.5	$4,328.8	$(2,071.9)
Earnings (loss) per share—basic and diluted (Note 12)		$4.58	$3.94	$(1.89)

See notes to consolidated financial statements.

Consolidated Balance Sheets

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, shares in thousands)	December 31	2010	2009
Assets
Current Assets
Cash and cash equivalents		$5,993.2	$4,462.9
Short-term investments		733.8	34.7
Accounts receivable, net of allowances of $100.4 (2010) and $109.9 (2009)		3,493.8	3,343.3
Other receivables (Note 10)		664.3	488.5
Inventories		2,517.7	2,849.9
Prepaid taxes		828.3	714.3
Prepaid expenses and other (Note 10)		608.9	592.9
Total current assets		14,840.0	12,486.5

Other Assets
Investments (Note 6)		1,779.5	1,155.8
Goodwill and other intangibles—net (Note 7)		4,818.8	3,699.8
Sundry (Note 10)		1,622.4	1,921.4
		8,220.7	6,777.0
Property and Equipment, net		7,940.7	8,197.4
		$31,001.4	$27,460.9
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt (Note 8)		$156.0	$27.4
Accounts payable		1,072.2	968.1
Employee compensation		851.8	894.2
Sales rebates and discounts		1,372.6	1,109.8
Dividends payable		540.0	538.0
Income taxes payable (Note 13)		457.5	346.7
Other current liabilities (Note 10)		2,651.3	2,683.9
Total current liabilities		7,101.4	6,568.1

Other Liabilities
Long-term debt (Note 8)		6,770.5	6,634.7
Accrued retirement benefits (Note 14)		1,887.4	2,334.7
Long-term income taxes payable (Note 13)		1,234.8	1,088.4
Other noncurrent liabilities (Note 10)		1,594.5	1,309.7
		11,487.2	11,367.5

Commitments and contingencies (Note 15)

Shareholders’ Equity (Notes 9 and 11)
Common stock—no par value Authorized shares: 3,200,000 Issued shares: 1,153,154 (2010) and 1,149,916 (2009)		721.3	718.7
Additional paid-in capital		4,798.5	4,635.6
Retained earnings		12,732.6	9,830.4
Employee benefit trust		(3,013.2)	(3,013.2)
Deferred costs—ESOP		(52.4)	(77.4)
Accumulated other comprehensive loss (Note 16)		(2,670.1)	(2,471.9)
Noncontrolling interests		(7.5)	1.6
		12,509.2	9,623.8
Less cost of common stock in treasury
2010— 864 shares
2009— 882 shares		96.4	98.5
		12,412.8	9,525.3
		$31,001.4	$27,460.9

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions)	Year Ended December 31	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)		$5,069.5	$4,328.8	$(2,071.9)
Adjustments to Reconcile Net Income To Cash Flows from Operating Activities
Depreciation and amortization		1,328.2	1,297.8	1,122.6
Change in deferred income taxes		559.7	189.9	442.6
Stock-based compensation expense		231.0	368.5	255.3
Acquired in-process research and development, net of tax		32.5	58.5	4,792.7
Net marketing investigation charges accrued (paid) (Note 15)		(112.3)	(1,313.6)	1,423.6
Other, net		(66.3)	362.5	406.5
Changes in operating assets and liabilities, net of acquisitions
Receivables—(increase) decrease		(319.1)	(492.9)	799.1
Inventories—(increase) decrease		157.0	(179.0)	84.8
Other assets—(increase) decrease		340.5	(84.9)	1,648.6
Accounts payable and other liabilities—(decrease)		(363.9)	(200.1)	(1,608.3)

Net Cash Provided by Operating Activities		6,856.8	4,335.5	7,295.6

Cash Flows from Investing Activities
Purchases of property and equipment		(694.3)	(765.0)	(947.2)
Disposals of property and equipment		24.6	17.7	25.7
Net change in short-term investments		(686.5)	399.1	957.6
Proceeds from sales and maturities of noncurrent investments		584.7	1,107.8	1,597.3
Purchases of noncurrent investments		(1,067.2)	(432.3)	(2,412.4)
Purchase of product rights		(442.4)	—	—
Purchases of in-process research and development		(50.0)	(90.0)	(122.0)
Cash paid for acquisitions, net of cash acquired		(609.4)	—	(6,083.0)
Other, net		(219.3)	(94.5)	(284.8)
Net Cash (Used for) Provided by Investing Activities		(3,159.8)	142.8	(7,268.8)

Cash Flows from Financing Activities
Dividends paid		(2,165.3)	(2,152.1)	(2,056.7)
Net change in short-term borrowings		123.9	(5,824.2)	5,060.5
Proceeds from issuance of long-term debt		1.2	2,400.0	0.1
Repayments of long-term debt		(1.1)	—	(649.8)
Other, net		19.4	42.6	(8.1)
Net Cash (Used for) Provided by Financing Activities		(2,021.9)	(5,533.7)	2,346.0

Effect of exchange rate changes on cash and cash equivalents		(144.8)	21.6	(96.6)

Net increase (decrease) in cash and cash equivalents		1,530.3	(1,033.8)	2,276.2
Cash and cash equivalents at beginning of year		4,462.9	5,496.7	3,220.5
Cash and Cash Equivalents at End of Year		$5,993.2	$4,462.9	$5,496.7

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions)	Year Ended December 31	2010	2009	2008
Net income (loss)		$5,069.5	$4,328.8	$(2,071.9)
Other comprehensive income (loss)
Foreign currency translation gains (losses)		(325.1)	284.9	(766.1)
Net unrealized gains (losses) on securities		80.8	289.8	(190.6)
Defined benefit pension and retiree health benefit plans (Note 14)		148.9	(280.3)	(2,941.2)
Effective portion of cash flow hedges		(26.6)	48.2	23.2
Other comprehensive income (loss) before income taxes		(122.0)	342.6	(3,874.7)
Provision for income taxes related to other comprehensive income (loss) items		(76.2)	(27.7)	1,074.7
Other comprehensive income (loss) (Note 16)		(198.2)	314.9	(2,800.0)
Comprehensive income (loss)		$4,871.3	$4,643.7	$(4,871.9)

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

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions)	Year Ended December 31	2010	2009	2008
Revenue—to unaffiliated customers
Neuroscience		$9,419.0	$8,976.4	$8,371.5
Endocrinology		6,135.4	6,015.0	5,890.7
Oncology		3,744.5	3,460.0	2,903.9
Cardiovascular		2,171.3	1,971.1	1,882.7
Animal health		1,391.4	1,207.2	1,093.3
Other pharmaceuticals		214.4	206.3	229.8
Revenue		$23,076.0	$21,836.0	$20,371.9

Geographic Information
Revenue—to unaffiliated customers[1]
United States		$12,865.6	$12,294.4	$10,930.1
Europe		5,106.4	5,227.2	5,333.5
Japan		1,616.6	1,224.8	940.7
Other foreign countries		3,487.4	3,089.6	3,167.6
Revenue		$23,076.0	$21,836.0	$20,371.9

Long-lived assets
United States		$5,333.9	$5,310.0	$5,750.0
Europe		2,250.7	2,313.3	2,119.0
Japan		101.2	90.9	99.2
Other foreign countries		1,588.4	1,632.4	1,653.8
Long-lived assets		$9,274.2	$9,346.6	$9,622.0

[1]	Revenue is attributed to the countries based on the location of the customer.

Our neuroscience group of products includes Zyprexa, Cymbalta, Strattera, and Prozac. Endocrinology products consist primarily of Humalog, Humulin, Evista, Forteo, Byetta, Humatrope, and Actos. Oncology products consist primarily of Alimta, Gemzar, and Erbitux. Cardiovascular products consist primarily of Cialis, ReoPro, Effient, and Xigris. Animal health products include Rumensin, Tylan, Posilac, Paylean, and other products for livestock and poultry, and Comfortis and other products for companion animals. The other pharmaceuticals category includes anti-infectives, primarily Vancocin and Ceclor, and other miscellaneous pharmaceutical products and services.

Most of our pharmaceutical products are distributed through wholesalers that serve pharmacies, physicians and other health care professionals, and hospitals. In 2010, 2009, and 2008, our three largest wholesalers each accounted for between 12 percent and 17 percent of consolidated total revenue. Further, they each accounted for between 9 percent and 16 percent of accounts receivable as of December 31, 2010 and 2009. Animal health products are sold primarily to wholesale distributors.

Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. The accounting policies of the individual segments are substantially the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements. Income before income taxes for the animal health business was approximately $251 million, $217 million, and $192 million in 2010, 2009, and 2008, respectively.

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

Selected Quarterly Data (unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, except per-share data)	2010	Fourth	Third	Second	First
	Revenue	$6,187.0	$5,654.8	$5,748.7	$5,485.5
	Cost of sales	1,232.2	987.6	1,023.9	1,122.5
	Operating expenses	3,426.8	2,914.7	2,942.6	2,653.5
	Acquired in-process research and development	—	—	—	50.0
	Asset impairments, restructuring, and other special charges	79.0	59.5	27.3	26.2
	Other—net, expense (income)	39.4	21.7	18.4	(74.5)
	Income before income taxes	1,409.6	1,671.3	1,736.5	1,707.8
	Net income	1,169.6	1,302.9	1,348.9	1,248.1
	Earnings per share—basic and diluted	1.05	1.18	1.22	1.13
	Dividends paid per share	.49	.49	.49	.49
	Common stock closing prices
	High	38.06	37.77	36.92	37.41
	Low	33.66	33.12	32.25	33.95

	2009	Fourth	Third	Second	First
	Revenue	$5,934.2	$5,562.0	$5,292.8	$5,047.0
	Cost of sales	1,431.3	1,051.9	947.4	816.4
	Operating expenses	3,170.0	2,823.9	2,748.6	2,476.5
	Acquired in-process research and development	90.0	—	—	—
	Asset impairments, restructuring, and other special charges	37.9	549.8	105.0	—
	Other—net, expense	67.8	66.9	24.1	70.7
	Income before income taxes	1,137.2	1,069.5	1,467.7	1,683.4
	Net income	915.4	941.8	1,158.5	1,313.1
	Earnings per share—basic and diluted	.83	.86	1.06	1.20
	Dividends paid per share	.49	.49	.49	.49
	Common stock closing prices
	High	37.51	35.15	35.95	40.57
	Low	32.47	32.40	31.88	27.47

Our common stock is listed on the New York, London, and Swiss stock exchanges.

Selected Financial Data (unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, except revenue per employee and per-share data)	2010	2009	2008	2007	2006
Operations
Revenue	$23,076.0	$21,836.0	$20,371.9	$18,633.5	$15,691.0
Cost of sales	4,366.2	4,247.0	4,376.7	4,248.8	3,546.5
Research and development	4,884.2	4,326.5	3,840.9	3,486.7	3,129.3
Marketing, selling, and administrative	7,053.4	6,892.5	6,626.4	6,095.1	4,889.8
Other	247.0	1,012.2	6,835.5 [1]	926.1	707.4
Income (loss) before income taxes	6,525.2	5,357.8	(1,307.6)	3,876.8	3,418.0
Income taxes	1,455.7	1,029.0	764.3	923.8	755.3
Net income (loss)	5,069.5	4,328.8	(2,071.9)	2,953.0	2,662.7
Net income as a percent of revenue	22.0%	19.8%	NM	15.8%	17.0%
Net income (loss) per share—diluted	4.58	3.94	(1.89)	2.71	2.45
Dividends declared per share	1.96	1.96	1.90	1.75	1.63
Weighted-average number of shares outstanding—diluted (thousands)	1,105,813	1,098,367	1,094,499	1,090,750	1,087,490
Financial Position
Current assets	$14,840.0	$12,486.5	$12,453.3	$12,316.1	$9,753.6
Current liabilities	7,101.4	6,568.1	13,109.7	5,436.8	5,254.0
Property and equipment—net	7,940.7	8,197.4	8,626.3	8,575.1	8,152.3
Total assets	31,001.4	27,460.9	29,212.6	26,874.8	22,042.4
Long-term debt	6,770.5	6,634.7	4,615.7	4,593.5	3,494.4
Shareholders’ equity	12,412.8	9,525.3	6,737.7	13,510.3	10,825.3
Supplementary Data
Return on shareholders’ equity	46.1%	51.0%	(16.3)%	24.3%	24.8%
Return on assets	17.7%	15.8%	(7.5)%	12.1%	11.1%
Capital expenditures	$694.3	$765.0	$947.2	$1,082.4	$1,077.8
Depreciation and amortization	1,328.2	1,297.8	1,122.6	1,047.9	801.8
Effective tax rate	22.3%	19.2%	NM [2]	23.8%	22.1%
Revenue per employee	$602,000	$540,000	$504,000	$459,000	$378,000
Number of employees	38,350	40,360	40,450	40,600	41,500
Number of shareholders of record	36,700	38,400	39,800	41,700	44,800

NM—Not Meaningful

[1]

The increase reflects the in-process research and development (IPR&D) expense of $4.69 billion associated with the ImClone acquisition and $1.48 billion associated with the Zyprexa investigation settlements.

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

PERFORMANCE GRAPH

This graph compares the return on Lilly stock with that of the Standard & Poor’s 500 Stock Index and our peer group for the years 2006 through 2010. The graph assumes that, on December 31, 2005, a person invested $100 each in Lilly stock, the S&P 500 Stock Index, and the peer group’s common stock. The graph measures total shareholder return, which takes into account both stock price and dividends. It assumes that dividends paid by a company are reinvested in that company’s stock.

Value of $100 Invested on Last Business Day of 2005

Comparison of Five-Year Cumulative Total Return Among Lilly, S&P 500 Stock Index, and Peer Group1

	Lilly	Peer Group	S&P 500
Dec-05	$100.00	$100.00	$100.00
Dec-06	$ 94.78	$112.38	$115.76
Dec-07	$100.17	$112.52	$122.11
Dec-08	$ 78.75	$ 96.39	$ 77.00
Dec-09	$ 73.92	$109.86	$ 97.31
Dec-10	$ 76.65	$110.03	$111.95

[1]

We constructed the peer group as the industry index for this graph. It comprises the ten companies in the pharmaceutical industry that we used to benchmark 2010 compensation of executive officers: Abbott Laboratories; Amgen Inc.; AstraZeneca PLC; Bristol-Myers Squibb Company; GlaxoSmithKline plc; Johnson & Johnson; Merck & Co., Inc.; Novartis AG.; Pfizer Inc.; and Sanofi-Aventis.

Notes to Consolidated Financial Statements

ELI LILLY AND COMPANY AND SUBSIDIARIES

(Dollars in millions, except per-share data)

Note 1:    Summary of Significant Accounting Policies

Basis of presentation:    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The accounts of all wholly-owned and majority-owned subsidiaries are included in the consolidated financial statements. Where our ownership of consolidated subsidiaries is less than 100 percent, the noncontrolling shareholders’ interests are reflected in shareholders’ equity. All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. We issued our financial statements by filing with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing.

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

	2010	2009
Finished products	$800.8	$938.3
Work in process	1,714.2	1,830.1
Raw materials and supplies	220.8	227.8
	2,735.8	2,996.2
Reduction to LIFO cost	(218.1)	(146.3)
Inventories	$2,517.7	$2,849.9

Investments:    Substantially all of our investments in debt and marketable equity securities are classified as available-for-sale. Investment securities with maturity dates of less than one year from the date of the balance sheet are classified as short-term. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss). The credit portion of unrealized losses on our debt securities considered to be other-than-temporary are recognized in earnings. The remaining portion of the other-than-temporary impairment on our debt securities is then recorded in other comprehensive income (loss). The entire amount of other-than-temporary impairment on our equity securities is recognized in earnings. We do not evaluate cost-method investments for impairment unless there is an indicator of impairment. We review these investments for indicators of impairment on a regular basis. Realized gains and losses on sales of available-for-sale securities are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings. Investments in companies over which we have significant influence but not a controlling interest are accounted for using the equity method with our share of earnings or losses reported in other—net, expense. We own no investments that are considered to be trading securities.

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

For derivative contracts that are designated and qualify as fair value hedges, the derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on the underlying exposure. For derivative contracts that are designated and qualify as cash flow hedges, the effective portion of gains and losses on these contracts is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period the hedged transaction affects earnings. Hedge ineffectiveness is immediately recognized in earnings. Derivative contracts that are not designated as hedging instruments are recorded at fair value with the gain or loss recognized in current earnings during the period of change.

We may enter into foreign currency forward contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other—net, expense. We may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months.

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

Goodwill and other intangibles:    Goodwill results from excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized.

Intangible assets with finite lives are capitalized and are amortized over their estimated useful lives, ranging from 5 to 20 years.

The cost of in-process research and development (IPR&D) projects acquired directly in a transaction other than a business combination are capitalized if they have an alternative future use; otherwise, they are expensed. Beginning in 2009, the fair values of IPR&D projects acquired in business combinations are capitalized as other intangible assets; previously, these fair values were expensed. There are several methods that can be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilized the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets will be amortized over the remaining useful life or written off, as appropriate. We also capitalize milestone payments incurred at or after the product has obtained regulatory approval for marketing and amortize those amounts over the remaining estimated useful life of the underlying asset.

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and when certain impairment indicators are present. When required, a comparison of fair value to the carrying amount of assets is performed to determine the amount of any impairment. Finite-lived intangible assets are reviewed for impairment when an indicator of impairment is present.

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

At December 31, property and equipment consisted of the following:

	2010	2009
Land	$207.8	$216.8
Buildings	6,029.3	6,121.9
Equipment	7,355.7	7,813.0
Construction in progress	893.8	948.3
	14,486.6	15,100.0
Less accumulated depreciation	(6,545.9)	(6,902.6)
Property and equipment, net	$7,940.7	$8,197.4

Depreciation expense for 2010, 2009, and 2008 was $749.1 million, $813.5 million, and $731.7 million, respectively. Interest costs of $26.0 million, $30.2 million, and $48.2 million were capitalized as part of property and equipment in 2010, 2009, and 2008, respectively. Total rental expense for all leases, including contingent rentals (not material), amounted to $339.3 million, $337.8 million, and $327.4 million for 2010, 2009, and 2008, respectively. Assets under capital leases included in property and equipment in the consolidated balance sheets, capital lease obligations entered into, and future minimum rental commitments are not material.

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

Revenue recognition:    We recognize revenue from sales of products at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. For approximately 85 percent of our sales, this is at the time products are shipped to the customer, typically a wholesale distributor or a major retail chain. The remaining sales are recorded at the point of delivery. Provisions for returns, discounts, and rebates are established in the same period the related sales are recorded.

We also generate income as a result of collaboration agreements. Revenue from co-promotion services is based upon net sales reported by our co-promotion partners and, if applicable, the number of sales calls we perform. Initial fees we receive from the partnering of our compounds under development are amortized through the expected product approval date. Initial fees received from out-licensing agreements that include both the sale of marketing rights to our commercialized products and a related commitment to supply the products are generally recognized in net product sales over the term of the supply agreement. We immediately recognize the full amount of developmental milestone payments due to us upon the achievement of the milestone event if the event is substantive, objectively determinable, and represents an important point in the development life cycle of the pharmaceutical product. Milestone payments earned by us are generally recorded in other—net, expense. If the payment to us is a commercialization payment that is part of a multiple-element collaborative commercialization arrangement and is a result of the initiation of the commercialization period (e.g., payments triggered by regulatory approval for marketing or launch of the product), we amortize the payment to income as we perform under the terms of the arrangement.

Royalty revenue from licensees, which are based on third-party sales of licensed products and technology, are recorded as earned in accordance with the contract terms when third-party sales can be reasonably measured and collection of the funds is reasonably assured. This royalty revenue is included in collaboration and other revenue.

Following is the composition of revenue:

	2010	2009	2008
Net product sales	$22,442.2	$21,171.5	$19,925.8
Collaboration and other revenue (Note 4)	633.8	664.5	446.1
Total revenue	$23,076.0	$21,836.0	$20,371.9

Research and development expenses and acquired research and development:    Research and development expenses include the following:

•	Research and development costs, which are expensed as incurred.

•	Milestone payments incurred prior to regulatory approval of the product, which are accrued when the event requiring payment of the milestone occurs.

Acquired IPR&D expense includes the following:

•	The initial costs of IPR&D projects acquired directly in asset acquisitions, unless they have an alternative future use.

•

The fair values of IPR&D projects acquired in business combinations that closed prior to 2009. Beginning in 2009, the fair values of IPR&D projects acquired in business combinations are capitalized as other intangible assets.

Other—net, expense:    Other—net, expense consisted of the following:

	2010	2009	2008
Interest expense	$185.5	$261.3	$228.3
Interest income	(51.9)	(75.2)	(210.7)
Other (income) expense	(128.6)	43.4	8.5
Other—net, expense	$5.0	$229.5	$26.1

Other income during 2010 is primarily related to net gains on equity investments, damages recovered from generic pharmaceutical companies following Zyprexa patent litigation in Germany, and an insurance recovery associated with the theft of product at our Enfield, Connecticut distribution center.

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

Earnings per share:    We calculate basic earnings per share based on the weighted-average number of outstanding common shares and incremental shares. We calculate diluted earnings per share based on the weighted-average number of outstanding common shares plus the effect of dilutive stock options and other incremental shares. See Note 12 for further discussion.

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

Reclassifications:    Certain reclassifications have been made to the December 31, 2009 and 2008 consolidated financial statements and accompanying notes to conform with the December 31, 2010 presentation.

Note 2:    Implementation of New Financial Accounting Pronouncements

In 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) that applies to the nondeductible annual fee that will be imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs as part of U.S. health care reform. This fee is allocated to companies based on their prior calendar year market share for branded prescription drug sales into these government programs. This guidance clarifies how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by U.S. Health Care Reform. This fee will be recorded as selling, general and administrative expense in our consolidated results of operations and will be amortized on a straight-line basis for the year. This guidance is effective for us January 1, 2011 and will not have a material impact on our consolidated financial position or results of operations.

In 2010, the FASB issued an ASU related to Revenue Recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for us January 1, 2011 and is not expected to have a material impact to our consolidated financial position or results of operations.

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

Note 3:    Acquisitions

During 2010 and 2008 we acquired several businesses. These acquisitions were accounted for as business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated financial statements from the date of acquisition.

Most of these acquisitions included IPR&D, which represented compounds, new indications, or line extensions under development that had not yet achieved regulatory approval for marketing. As discussed in Note 1, the fair values of IPR&D assets acquired as part of the acquisition of a business were expensed prior to 2009, but are capitalized as intangible assets for subsequent acquisitions. Accordingly, we capitalized IPR&D assets acquired in business combinations totaling $598.0 million in 2010 and expensed $4.71 billion in 2008 upon acquisition because the products had no alternative future use. The ongoing expenses with respect to each of these products in development are not material to our total research and development expense currently and are not expected to be material to our total research and development expense on an annual basis in the future.

Some of these acquisitions included contingent consideration, which is recorded at fair value as a liability as of the acquisition date for acquisitions that closed after 2008. The fair value of the contingent consideration was determined by utilizing a probability weighted estimated cash flow stream adjusted for the expected timing of each payment. Subsequent to the acquisition date, on a quarterly basis we remeasure the contingent consideration at current fair value with changes recorded in other—net, expense in the statement of operations.

In addition to the acquisitions of businesses, we also acquired several products in development. The acquired IPR&D related to these products of $50.0 million, $90.0 million, and $122.0 million in 2010, 2009, and 2008, respectively, was written off by a charge to income immediately upon acquisition because the products had no alternative future use.

2010 Acquisitions of Businesses

In 2010, we completed the acquisitions of Avid Radiopharmaceuticals, Inc. (Avid), Alnara Pharmaceuticals, Inc. (Alnara), and a group of animal health product lines, all of which have been accounted for as business combinations, and none of which were material to our consolidated financial statements.

Avid

On December 20, 2010, we acquired all of the outstanding stock of Avid, a company focusing on developing molecular radiopharmaceutical tracers in positron emission topography (PET) scan imaging with the potential for earlier and more effective detection, diagnosis, and monitoring of major chronic human diseases, for total purchase consideration of $346.1 million, which included an upfront payment of $286.3 million and up to $550 million in additional payments contingent upon potential future regulatory and commercial milestones. The fair value of the contingent consideration at the acquisition date was $59.8 million. Avid’s lead product under development, florbetapir, is a PET agent indicated for imaging amyloid plaque pathology in the brain to aid the evaluation of patients with signs or symptoms of cognitive impairment, including Alzheimer’s disease. The New Drug Application (NDA) was submitted to the U.S. Food and Drug Administration (FDA) in the third quarter of 2010, and the FDA assigned priority review designation to the marketing application. In connection with this acquisition, we preliminarily recorded $334.0 million of acquired IPR&D assets, $132.5 million of goodwill, and $116.9 million of deferred tax liability.

Alnara

On July 20, 2010, we acquired all of the outstanding stock of Alnara, a privately-held company developing protein therapeutics for the treatment of metabolic diseases, for total purchase consideration of $291.7 million, which included an upfront payment of $188.7 million and up to $200 million in additional payments contingent upon potential future regulatory and commercial milestones. The fair value of the contingent consideration at the acquisition date was $103.0 million. Alnara’s lead product in development is liprotamase, a non-porcine pancreatic enzyme replacement therapy. Liprotamase is under review by the FDA for the treatment of exocrine pancreatic insufficiency. In connection with this acquisition, we preliminarily recorded $264.0 million of acquired IPR&D assets, $100.5 million of goodwill, and $92.4 million of deferred tax liability.

Animal Health Product Lines

On May 28, 2010, we acquired the European marketing rights to several animal health product lines divested by Pfizer Inc. as part of its acquisition of Wyeth, Inc., for total purchase consideration of $148.4 million paid in cash. These products, including vaccines, parasiticides, and feed additives, serve both the production animal and companion animal markets. We also acquired a manufacturing facility in Sligo, Ireland, currently used in the production of animal vaccines. In connection with this acquisition, we preliminarily recorded $76.2 million of developed product technology.

In connection with these 2010 acquisitions, certain estimated fair values are not yet finalized and are subject to change. We expect to finalize these amounts as soon as possible, but no later than one year from the acquisition date. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to our financial results. The amortization of the Avid and Alnara acquired IPR&D assets will not be deductible for tax purposes.

2008 Acquisitions of Businesses

ImClone

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

Allocation of Purchase Price

The purchase price was allocated based on the fair value of assets acquired and liabilities assumed as of the date of acquisition.

Fair Value at November 24, 2008
Cash and short-term investments	$ 982.9
Inventories	136.2
Developed product technology (Erbitux)[1]	1,057.9
Goodwill	425.9
Property and equipment	338.9
Debt assumed	(600.0)
Deferred taxes	(311.5)
Deferred income	(127.7)
Other assets and liabilities—net	(92.6)
Acquired in-process research and development	4,690.0
Total purchase price	$6,500.0

[1]	This intangible asset is being amortized on a straight-line basis through 2023 in the U.S. and 2018 in the rest of the world.

All of the estimated fair value of the acquired IPR&D was attributable to oncology-related products in development, including $1.33 billion to line extensions for Erbitux. A significant portion (81 percent) of the remaining value of acquired IPR&D was attributable to ramucirumab, necitumumab, and cixutumumab. At the time of the acquisition, ramucirumab was in Phase III clinical testing, while necitumumab and cixutumumab were in Phase II clinical testing. The charge for acquired IPR&D of $4.69 billion was recorded in the fourth quarter of 2008 and was not deductible for tax purposes.

Pro Forma Financial Information (unaudited)

The following pro forma financial information presents the combined results of our operations with ImClone as if the acquisition and the financing for the acquisition had occurred as of the beginning of the year presented. We have adjusted the historical consolidated financial information to give effect to pro forma events that are directly attributable to the acquisition. The pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition at the beginning of the year. In addition, the pro forma financial information does not attempt to project the future results of operations of our combined company.

2008
Revenue	$20,732.2
Net income[1]	2,356.2
Earnings per share:
Basic and diluted	2.15

[1]	The pro forma financial information above excludes the non-recurring charge incurred for acquired IPR&D of $4.69 billion and other merger-related costs.

The pro forma financial information above reflects the following:

•	a reduction of the amortization of ImClone’s deferred income of $86.2 million;

•

the increase of amortization expense of $78.8 million related to the estimated fair value of identifiable intangible assets from the purchase price allocation which are being amortized over their estimated useful lives through 2023 in the U.S. and through 2018 in the rest of the world. The change in depreciation expense related to the change in the estimated fair value of property and equipment from the book value at the time of the acquisition was not material;

•

the adjustment to increase interest expense related to the debt incurred to finance the acquisition and the adjustment to decrease interest income related to the lost interest income on the cash used to purchase ImClone by a total of $301.0 million;

•

the reduction of ImClone’s income tax expense to provide for income taxes at the statutory tax rate and the adjustment to income taxes for pro forma adjustments at the statutory tax rate, totaling $139.3 million. This excludes the acquired IPR&D charge of $4.69 billion, which was not tax deductible;

•

certain reclassifications to conform to accounting policies and classifications that are consistent with our practices (e.g., ImClone’s license fees and milestones were classified as other—net, expense, rather than net sales).

Other 2008 Acquisitions of Businesses

In addition to the ImClone acquisition noted above, in 2008, we completed the acquisitions of rights to Posilac from Monsanto Company (Monsanto) and SGX Pharmaceuticals, Inc. (SGX), both of which have been accounted for as business combinations, and neither of which are material individually or in the aggregate to our consolidated financial statements.

Posilac

On October 1, 2008, we acquired the worldwide rights to the dairy cow supplement Posilac, as well as the product’s supporting operations, from Monsanto. The acquisition of Posilac provides us with a product that complements those of our animal health business. Under the terms of the agreement, we acquired the rights to the Posilac brand, as well as the product’s U.S. sales force and manufacturing facility, for a $300.0 million upfront payment, transaction costs, and contingent consideration to Monsanto based on estimated future Posilac sales.

SGX Pharmaceuticals, Inc.

On August 20, 2008, we acquired all of the outstanding common stock of SGX. The acquisition allowed us to integrate SGX’s structure-guided drug discovery platform into our drug discovery efforts. It also gave us access to FASTTM, SGX’s fragment-based, protein structure guided drug discovery technology, and to a portfolio of preclinical oncology compounds focused on a number of kinase targets. Under the terms of the agreement, the outstanding shares of SGX common stock were redeemed for an aggregate purchase price of $66.8 million.

In connection with the Monsanto and SGX acquisitions, we recorded $210.0 million of identifiable intangible assets, $167.6 million of inventories, $102.8 million of property and equipment and $133.1 million of liabilities.

Product Acquisitions

In March 2010, we entered into a license agreement with Acrux Limited to acquire the exclusive rights to commercialize its proprietary testosterone solution with the proposed tradename Axiron. In the fourth quarter of 2010, the product was approved by the FDA for the treatment of testosterone deficiency in men; however, at the time of the licensing the product had not yet been approved and had no alternative future use. The charge of $50.0 million for acquired IPR&D related to this arrangement was included as expense in the first quarter of 2010 and is deductible for tax purposes.

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

	2010	2009	2008
Net product sales	$71.9	$92.5	$2.7
Collaboration and other revenue	314.2	298.3	26.7
Total revenue	$386.1	$390.8	$29.4

Bristol-Myers Squibb Company

Pursuant to a commercial agreement with Bristol-Myers Squibb Company and E.R. Squibb (collectively, BMS), relating to Erbitux, we are co-developing and co-promoting Erbitux in the U.S. and Canada with BMS, exclusively, and in Japan with BMS and Merck KGaA. The companies have jointly agreed to expand the investment in the ongoing clinical development plan for Erbitux to further explore its use in additional tumor types. Under this arrangement, Erbitux research and development and other costs are shared by both companies according to a predetermined ratio.

Responsibilities associated with clinical and other on-going studies are apportioned between the parties under the agreement. Collaborative reimbursements received by us for supply of clinical trial materials; for research and development; and for a portion of marketing, selling, and administrative expenses are recorded as a reduction to the respective expense line items on the consolidated statement of operations. We receive a distribution fee in the form of a royalty from BMS, based on a percentage of net sales in the U.S. and Canada, which is recorded in collaboration and other revenue. Royalty expense paid to third parties, net of any reimbursements received, is recorded as a reduction of collaboration and other revenue.

We are responsible for the manufacture and supply of all requirements of Erbitux in bulk-form active pharmaceutical ingredient (API) for clinical and commercial use in the territory, and BMS will purchase all of its requirements of API for commercial use from us, subject to certain stipulations per the agreement. Sales of Erbitux to BMS for commercial use are reported in net product sales.

Merck KGaA

A development and license agreement with Merck KGaA (Merck) with respect to Erbitux granted Merck exclusive rights to market Erbitux outside of the U.S. and Canada, and co-exclusive rights with BMS and us in Japan. Merck also has rights to manufacture Erbitux for supply in its territory. In 2009, we manufactured and provided a portion of Merck’s requirements for API, which was included in net product sales. We also receive a royalty on the sales of Erbitux outside of the U.S. and Canada, which is included in collaboration and other revenue as earned. Collaborative reimbursements received for supply of product; for research and development; and marketing, selling, and administrative expenses are recorded as a reduction to the respective expense line items on the consolidated statement of operations. Royalty expense paid to third parties, net of any royalty reimbursements received, is recorded as a reduction of collaboration and other revenue.

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

Exenatide

We are in a collaborative arrangement with Amylin Pharmaceuticals (Amylin) for the joint development, marketing, and selling of Byetta (exenatide injection) and other forms of exenatide such as exenatide once weekly (proposed tradename Bydureon). Byetta is presently approved as an adjunctive therapy to improve glycemic control in patients with type 2 diabetes who have not achieved adequate glycemic control using metformin, a sulfonylurea, or a combination of metformin and sulfonylurea; and in the U.S. only, as an adjunctive therapy in patients using a thiazolidinedione (with or without metformin) and as a monotherapy. Lilly and Amylin are co-promoting Byetta in the U.S. Amylin is responsible for manufacturing and primarily utilizes third-party contract manufacturers to supply Byetta. However, we are manufacturing Byetta pen delivery devices for Amylin. We are responsible for development and commercialization costs outside the U.S.

Under the terms of our arrangement, we report as collaboration and other revenue our 50 percent share of gross margin on Amylin’s net product sales in the U.S. We report as net product sales 100 percent of sales outside the U.S. and our sales of Byetta pen delivery devices to Amylin. The following table summarizes the revenue recognized with respect to Byetta:

	2010	2009	2008
Net product sales	$168.1	$147.7	$96.7
Collaboration and other revenue	262.5	300.8	299.4
Total revenue	$430.6	$448.5	$396.1

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

A NDA has been submitted to the FDA for Bydureon. In October 2010, we received a complete response letter from the FDA that requested a safety study to measure the potential for heart rhythm disturbances when exenatide is used at higher than average doses. Our goal is to submit a reply to the complete response letter in the second half of 2011. Based on the requirements for additional data, this will likely be considered a Class 2 resubmission requiring a six-month review. We have also submitted Bydureon for review by the European Medicines Agency and we anticipate action in the first half of 2011.

Amylin is constructing and will operate a manufacturing facility for Bydureon, and we have entered into a supply agreement in which Amylin will supply Bydureon product to us for sales outside the U.S. The estimated total cost of the facility is approximately $550 million. In 2008, we paid $125.0 million to Amylin, which we will amortize to cost of sales over the estimated life of the supply agreement beginning with product launch. We would be required to reimburse Amylin for a portion of any future impairment of this facility, recognized in accordance with GAAP. A portion of the $125.0 million payment we made to Amylin would be creditable against any amount we would owe as a result of impairment. We have also agreed to loan up to $165.0 million to Amylin at an indexed rate. No amounts have been loaned pursuant to this arrangement. Draws must be made by June 30, 2011, and any borrowings must be repaid by June 30, 2014. We have also agreed to cooperate with Amylin in the development, manufacturing, and marketing of Bydureon in a dual-chamber cartridge pen configuration. We will contribute 60 percent of the total initial capital costs of the project, our portion of which will be approximately $130 million. As of December 31, 2010, we have contributed approximately $90 million.

Cymbalta

Boehringer Ingelheim

Beginning in 2002, we were in a collaborative arrangement with Boehringer Ingelheim (BI) to jointly develop, market and promote Cymbalta (duloxetine), a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and fibromyalgia, outside the U.S. and Japan. Pursuant to the terms of the agreement, we generally shared equally in development, marketing, and selling expenses, and paid BI a commission on sales in the co-promotion territories. We manufacture the product for all territories. Reimbursements or payments for the cost sharing of marketing, selling, and administrative expenses were recorded in the respective expense line items in the consolidated statements of operations. The commission paid to BI was recorded in marketing, selling, and administrative expenses. In March 2010, the parties agreed to terminate this agreement, and we re-acquired the exclusive rights to develop and market duloxetine for all indications in countries outside the U.S. and Japan. In connection with the arrangement, we paid BI approximately $400 million and will also pay to BI a percentage of our sales of duloxetine in these countries through 2012 as consideration for the rights acquired. We record these costs as intangible assets and will amortize to marketing, selling and administrative expenses using the straight-line method over the life of the original agreement, which is through 2015.

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

Effient

We are in a collaborative arrangement with Daiichi Sankyo Company, Limited (D-S) to develop, market, and promote Effient, an antiplatelet agent for the treatment of patients with acute coronary syndrome who are being managed with an artery-opening procedure known as percutaneous coronary intervention. The product was approved for marketing by the European Commission under the trade name Efient® in February 2009, and the initial sales were recorded in the first quarter of 2009. The product was also approved for marketing by the FDA under the tradename Effient in July 2009, and the initial sales in the U.S. were recorded in the third quarter of 2009. Within this arrangement, we and D-S have agreed to co-promote under the same trademark in certain territories (including the U.S. and five major European markets), while we have exclusive marketing rights in certain other territories. D-S has exclusive marketing rights in Japan. Under the agreement, we paid D-S an upfront license fee and milestones related to successful development and product launch. The parties share approximately 50/50 in the profits, as well as in the costs of development and marketing in the co-promotion territories. A third party manufactures bulk product, and we produce the finished product for our exclusive and co-promotion territories. We record product sales in our exclusive and co-promotion territories. In our exclusive territories, we pay D-S a royalty specific to these territories. Profit share payments made to D-S are recorded as marketing, selling, and administrative expenses. All royalties paid to D-S and the third-party manufacturer are recorded in cost of sales. Worldwide Effient sales were $115.0 million and $27.0 million in 2010 and 2009, respectively.

Diabetes Collaboration

In January 2011, we and BI entered into a global agreement to jointly develop and commercialize a portfolio of diabetes compounds currently in mid- and late-stage development. Included are BI’s two oral diabetes agents, linagliptin, for which an NDA has been submitted to the FDA, and BI10773, which is currently in Phase III clinical testing; our two basal insulin analogues, LY2605541 and LY2963016, both expected to begin Phase III clinical testing in 2011; and the option to co-develop and co-commercialize our anti-TGF-beta monoclonal antibody, which is currently in Phase II clinical testing. Under the terms of the agreement, we made an initial one-time payment to BI of €300.0 million for acquired IPR&D related to this arrangement, which will be included as expense in the first quarter of 2011 and is deductible for tax purposes. BI will be eligible to receive up to a total of €625.0 million in success-based regulatory milestones for linagliptin and BI10773. We will be eligible to receive up to a total of $650.0 million in success-based regulatory milestones on our two basal analogue insulins. Should BI elect to opt-in to the Phase III development and potential commercialization of the anti-TGF-beta monoclonal antibody, we would be eligible for up to $525.0 million in opt-in and success-based regulatory milestone payments. The companies will share ongoing development costs equally. Upon successful regulatory approval of any product resulting from the collaboration, the companies will equally share in the product’s commercialization costs and gross margin. Each company will also be entitled to potential performance payments on sales of the molecules they contribute to the collaboration.

TPG-Axon Capital

In 2008, we entered into an agreement with an affiliate of TPG-Axon Capital (TPG) whereby both we and TPG were obligated to fund the Phase III development of semagacestat and solanezumab, our two lead molecules for the treatment of mild to moderate Alzheimer’s disease. In the third quarter of 2010, we halted the development of semagacestat based on preliminary results of Phase III clinical trials which resulted in a charge to research and development of approximately $80 million. In February 2011, we amended this agreement. Under the amended agreement, TPG’s remaining obligation to fund solanezumab costs incurred subsequent to 2010 will not be material and will not extend beyond the first half of 2011. In exchange for their funding, TPG may receive success-based sales milestones totaling approximately $70.0 million and mid-single digit royalties that are contingent upon the successful development of solanezumab. The royalties relating to solanezumab would be paid for approximately eight years after launch of a product. Reimbursements received from TPG for its portion of research and development costs incurred related to the Alzheimer’s treatments are recorded as a reduction to the research and development expense line item on the consolidated statements of operations. The reimbursement from TPG has not been and is not expected to be material in any period.

Summary of Collaboration-Related Commission and Profit Share Payments

The aggregate amount of commissions and profit share payments included in marketing, selling, and administrative expense pursuant to the collaborations described above was $174.5 million, $319.2 million, and $307.6 million in 2010, 2009, and 2008, respectively.

Note 5:    Asset Impairments, Restructuring, and Other Special Charges

The components of the charges included in asset impairments, restructuring, and other special charges in our consolidated statements of operations are described below.

	2010	2009	2008
Severance	$142.0	$99.0	$134.0
Asset impairments and other special charges	50.0	363.7	363.0
Product liability and other special charges—legal settlement	0.0	230.0	1,477.0
Asset impairments, restructuring, and other special charges	$192.0	$692.7	$1,974.0

Severance

Severance costs listed above, substantially all of which have been paid, are primarily the result of the 2009 initiative to reorganize global operations, streamline various functions of the business, and reduce total employees, as well as other previously announced strategic actions to reduce our cost structure and global workforce. Included in the 2009 severance charges is $61.1 million related to the sale of our Tippecanoe Laboratories manufacturing site which is further described below. We anticipate additional charges in 2011 relating to these previously announced initiatives and strategic decisions.

Asset Impairments and Other Special Charges

In 2010, we incurred $50.0 million of asset impairments and other special charges primarily consisting of lease termination costs and asset impairments outside the United States.

In 2009, we recognized non-cash asset impairments and other special charges of $363.7 million primarily due to the sale of our Tippecanoe Laboratories manufacturing site to an affiliate of Evonik Industries AG (Evonik) in early 2010. In connection with the sale of the site, we entered into a nine-year supply and services agreement, whereby Evonik will manufacture final and intermediate step API for certain of our human and animal health products. The decision to sell the site was based upon a projected decline in utilization of the site due to several factors, including upcoming patent expirations on certain medicines made at the site; our strategic decision to purchase, rather than manufacture, many late-stage chemical intermediates; and the evolution of our pipeline toward more biotechnology medicines. The fair value of assets used in determining impairment charges was based on contracted sales prices.

In 2008, we recognized non-cash asset impairments and other special charges of $363.0 million primarily due to the termination of development of our AIR Insulin program and the sale of our Greenfield, Indiana site to Covance Inc.

Product Liability and Other Special Charges

In 2009, we incurred other special charges of $230.0 million related to advanced discussions with the attorneys general for several states that were not part of the Eastern District of Pennsylvania settlement, seeking to resolve their Zyprexa-related claims. The charges represent the then-current probable and estimable exposures in connection with the states’ claims. Refer to Note 15 for additional information.

As discussed further in Note 15, in the third quarter of 2008, we recorded a charge of $1.48 billion related to the Zyprexa investigations led by the U.S. Attorney for the Eastern District of Pennsylvania, as well as the resolution of a multi-state investigation regarding Zyprexa involving 32 states and the District of Columbia.

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

At December 31, 2010, we had outstanding foreign currency forward commitments to purchase 182.0 million British pounds and sell 214.0 million euro, commitments to purchase 1.42 billion U.S. dollars and sell 1.07 billion euro, and commitments to buy 920.0 million euro and sell 1.23 billion U.S. dollars, which will all settle within 35 days.

At December 31, 2010, approximately 90 percent of our total debt is at a fixed rate. We have converted approximately 70 percent of our fixed-rate debt to floating rates through the use of interest rate swaps.

The Effect of Risk-Management Instruments on the Statement of Operations

The following effects of risk-management instruments were recognized in other—net, expense:

	2010	2009
Fair value hedges
Effect from hedged fixed-rate debt	$149.6	$(369.5)
Effect from interest rate contracts	(149.6)	369.5
Cash flow hedges
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	9.0	10.2
Net losses on foreign currency exchange contracts not designated as hedging instruments	12.0	82.6

The effective portion of net losses on equity contracts in designated cash flow hedging relationships recorded in other comprehensive income (loss) was $35.6 million for the year December 31, 2010. The effective portion of net gains on interest rate contracts in designated cash flow hedging relationships recorded in other comprehensive income (loss) was $0.0 and $38.0 million for the years ended December 31, 2010 and 2009, respectively.

We expect to reclassify $11.9 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on floating rate debt from accumulated other comprehensive loss to earnings during the next 12 months.

During the years ended December 31, 2010, 2009, and 2008, net losses related to ineffectiveness and net losses related to the portion of our risk-management hedging instruments, fair value and cash flow hedges excluded from the assessment of effectiveness were not material.

Fair Value of Financial Instruments

The following tables summarize certain fair value information at December 31 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
Description	Carrying Amount	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Fair Value
December 31, 2010
Cash and cash equivalents	$5,993.2	$5,993.2		$2,138.6		$3,854.6	$		$5,993.2
Short-term investments
Commercial paper	$540.8	$540.8	$			$540.8	$		$540.8
U.S. government and agencies	128.9	128.9		128.9					128.9
Corporate debt securities	63.4	63.9				63.4			63.4
Other securities	0.7	0.7				0.7			0.7
Short-term investments	$733.8	$734.3
Noncurrent investments
U.S. government and agencies	$359.2	$361.8		$359.2	$		$		$359.2
Corporate debt securities	367.9	368.9				367.9			367.9
Mortgage-backed	315.5	350.7				315.5			315.5
Asset-backed	132.4	140.8				132.4			132.4
Other debt securities	6.4	8.3				3.3		3.1	6.4
Marketable equity	433.7	182.6		433.7					433.7
Equity method and other investments(1)	164.4	164.4
Investments	$1,779.5	$1,577.5
December 31, 2009
Cash and cash equivalents	$4,462.9	$4,462.9		$1,826.7		$2,636.2	$		$4,462.9
Short-term investments
U.S. government and agencies	$18.5	$18.8		$18.5	$		$		$18.5
Corporate debt securities	15.8	16.1				15.8			15.8
Other securities	0.4	0.4				0.4			0.4
Short-term investments	$34.7	$35.3
Noncurrent investments
U.S. government and agencies	$81.3	$81.7		$81.3	$		$		$81.3
Corporate debt securities	185.9	195.4				185.9			185.9
Mortgage-backed	240.3	310.0				240.3			240.3
Asset-backed	78.7	94.1				78.7			78.7
Other debt securities	34.4	12.8				3.6		30.8	34.4
Marketable equity	378.7	184.0		378.7					378.7
Equity methods and other investments(1)	156.5	156.5
Investments	$1,155.8	$1,034.5

(1)	– Fair value not applicable

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Long-term debt, including current portion
December 31, 2010	$(6,788.7)	$	$(7,030.0)	$	$(7,030.0)
December 31, 2009	(6,655.0)		(6,827.8)		(6,827.8)

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2010
Risk-management instruments
Interest rate contracts designated as hedging instruments
Sundry	$278.3	$	$278.3	$	$278.3
Foreign exchange contracts not designated as hedging instruments
Other receivables	13.7		13.7		13.7
Other current liabilities	(31.6)		(31.6)		(31.6)
Equity contracts designed as hedging instruments
Other current liabilities	(35.6)		(35.6)		(35.6)
December 31, 2009
Risk-management instruments
Interest rate contracts designated as hedging instruments
Sundry	$134.9	$	$134.9	$	$134.9
Other noncurrent liabilities	(6.2)		(6.2)		(6.2)
Foreign exchange contracts not designated as hedging instruments
Other receivables	8.8		8.8		8.8
Other current liabilities	(10.7)		(10.7)		(10.7)

The fair value of the contingent consideration liability related to the Avid and Alnara acquisitions (see Note 3), a Level 3 measurement in the fair value hierarchy, was $163.5 million as of December 31, 2010.

We determine fair values based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. The fair value of equity method and other investments is not readily available.

Approximately $1.40 billion of our investments in debt securities, measured at fair value, mature within five years.

A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss at December 31 follows:

	2010	2009
Unrealized gross gains	$262.6	$222.4
Unrealized gross losses	61.1	101.7
Fair value of securities in an unrealized gain position	1,031.8	579.8
Fair value of securities in an unrealized loss position	758.1	449.4

Other-than-temporary impairment losses on fixed income securities of $12.0 million and $22.4 million were recognized in the statement of operations for the years ended December 31, 2010 and 2009, respectively. These losses primarily relate to credit losses on certain mortgage-backed securities. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing the credit loss were the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration.

The securities in an unrealized loss position are comprised of fixed-rate debt securities of varying maturities. The value of fixed income securities is sensitive to changes to the yield curve and other market conditions which led to a decline in value during 2008. Approximately 80 percent of the securities in a loss position are investment-grade debt securities. The majority of these securities first moved into an unrealized loss position during 2008. At this time, there is no indication of default on interest or principal payments for debt securities other than those for which an other-than-temporary impairment charge has been recorded. We do not intend to sell and it is not more likely than not we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and we have concluded that no additional other-than-temporary loss is required to be charged to earnings as of December 31, 2010.

The net adjustment to unrealized gains and losses (net of tax) on available-for-sale securities increased (decreased) other comprehensive income (loss) by $53.5 million, $186.6 million, and $(125.8) million in 2010, 2009, and 2008, respectively. Activity related to our available-for-sale investment portfolio was as follows:

	2010	2009	2008
Proceeds from sales	$760.3	$1,227.4	$1,876.4
Realized gross gains on sales	110.7	68.9	45.7
Realized gross losses on sales	4.8	6.8	8.7

Note 7:    Goodwill and Other Intangibles

Goodwill at December 31 was as follows:

	2010	2009
Goodwill	$1,423.9	$1,175.0

Substantially all of our goodwill balance is attributable to the human pharmaceutical business segment. See Note 3 for a further discussion of goodwill resulting from recent business combinations. No impairments occurred with respect to the carrying value of goodwill in 2010, 2009, or 2008.

The components of other intangible assets at December 31 were as follows:

	2010			2009
Description	Carrying Amount— Gross	Accumulated Amortization	Carrying Amount— Net	Carrying Amount— Gross	Accumulated Amortization	Carrying Amount— Net
Finite-lived intangible assets
Developed product technology	$3,206.3	$(890.3)	$2,316.0	$3,101.2	$(621.0)	$2,480.2
Marketing rights	575.9	(117.1)	458.8	24.1	(9.2)	14.9
Other	69.4	(47.3)	22.1	68.5	(38.8)	29.7
Total finite-lived intangible assets	3,851.6	(1,054.7)	2,796.9	3,193.8	(669.0)	2,524.8

Indefinite-lived intangible assets
In-process research and development	598.0	0.0	598.0	0.0	0.0	0.0
Total other intangible assets	$4,449.6	$(1,054.7)	$3,394.9	$3,193.8	$(669.0)	$2,524.8

Developed product technology consists of marketed assets acquired through business combinations and certain capitalized milestone payments. Marketing rights consists of acquired marketing rights to products in certain jurisdictions. Other intangibles consist primarily of licensed platform technologies that have alternative future uses in research and development. IPR&D consists of the acquisition date fair value of intangible assets acquired in business combinations which have not yet achieved regulatory approval for marketing. See Note 3 for a further discussion of indefinite-lived intangible assets acquired in recent business combinations.

The remaining weighted-average amortization period for finite-lived intangible assets is approximately 9 years. Amortization expense for 2010, 2009, and 2008 was $385.7 million, $277.0 million, and $193.4 million, respectively. The estimated amortization expense for finite-lived intangible assets for each of the five succeeding years approximates $440 million in 2011, $440 million in 2012, $440 million in 2013, $430 million in 2014, and $390 million in 2015. Amortization expense is included in either cost of sales or marketing, selling, and administrative depending on the nature of the intangible asset being amortized.

No impairments occurred with respect to the carrying value of other intangible assets in 2010, 2009, or 2008.

Note 8:    Borrowings

Long-term debt at December 31 consisted of the following:

	2010	2009
3.55 to 7.13 percent notes (due 2012-2037)	$6,387.4	$6,387.4
Other, including capitalized leases	97.2	105.3
Fair value adjustment	304.1	162.3
	6,788.7	6,655.0
Less current portion	(18.2)	(20.3)
Long-term debt	$6,770.5	$6,634.7

In September 2010, we borrowed $125.0 million of short-term floating-rate debt due in 2011.

In March 2009, we issued $2.40 billion of fixed-rate notes with interest to be paid semi-annually.

The 6.55 percent Employee Stock Ownership Plan (ESOP) debentures are obligations of the ESOP but are shown on the consolidated balance sheet because we guarantee them. The principal and interest on the debt are funded by contributions from us and by dividends received on certain shares held by the ESOP. Because of the amortizing feature of the ESOP debt, bondholders will receive both interest and principal payments each quarter. The balance was $63.7 million and $72.8 million at December 31, 2010 and 2009, respectively, and is included in Other in the table above.

The aggregate amounts of maturities on long-term debt for the next five years are as follows: 2011, $18.2 million; 2012, $1.52 billion; 2013, $15.5 million; 2014, $1.01 billion; and 2015, $12.2 million.

At December 31, 2010 and 2009, short-term borrowings included $137.8 million and $7.1 million, respectively, of notes payable to banks and commercial paper. At December 31, 2010, we have $1.24 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program and matures in May, 2011. Compensating balances and commitment fees are not material, and there are no conditions that are probable of occurring under which the lines may be withdrawn.

We have converted approximately 70 percent of all fixed-rate debt to floating rates through the use of interest rate swaps. The weighted-average effective borrowing rates based on debt obligations and interest rates at December 31, 2010 and 2009, including the effects of interest rate swaps for hedged debt obligations, were 2.87 percent and 3.07 percent, respectively.

In 2010, 2009, and 2008, cash payments of interest on borrowings totaled $176.3 million, $205.9 million, and $203.1 million, respectively, net of capitalized interest.

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

Note 9:    Stock-Based Compensation

Stock-based compensation expense in the amount of $231.0 million, $368.5 million, and $255.3 million was recognized in 2010, 2009, and 2008, respectively, as well as related tax benefits of $80.8 million, $128.9 million, and $88.6 million, respectively. Our stock-based compensation expense consists primarily of performance awards (PAs), shareholder value awards (SVAs), and restricted stock units (RSUs). We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares and treasury stock to satisfy stock option exercises and for the issuance of PA, SVA and RSU shares. We classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for exercised stock options as a financing cash flow in the consolidated statements of cash flows.

At December 31, 2010, additional stock-based compensation awards may be granted under the 2002 Lilly Stock Plan for not more than 82.0 million shares.

Performance Award Program

PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain pre-established earnings-per-share targets over a two-year period. In 2009, we granted both a one-year and a two-year award to all global management as a transition to a two-year performance period for all PAs granted beginning in 2010. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement periods. The fair values of PAs granted in 2010 and 2008 were $30.88 and $51.22, respectively. The fair values of PAs granted in 2009 were $36.17 for the one-year award and $34.12 for the two-year award. The number of shares ultimately issued for the PA program is dependent upon the earnings achieved during the vesting period. Pursuant to this plan, approximately 3.8 million shares, 2.8 million shares, and 2.5 million shares were issued in 2010, 2009, and 2008, respectively. Approximately 3.8 million shares are expected to be issued in 2011. As of December 31, 2010, the total remaining unrecognized compensation cost related to nonvested PAs amounted to $31.5 million, which will be amortized over the weighted-average remaining requisite service period of 12 months.

Shareholder Value Award Program

In 2007, we implemented a SVA program, which replaced our stock option program. SVAs are granted to officers and management and are payable in shares of common stock at the end of a three-year period. The number of shares actually issued varies depending on our stock price at the end of the three-year vesting period compared to pre-established target stock prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model are based on implied volatilities from traded options on our stock, historical volatility of our stock price, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair values of the SVA units granted during 2010, 2009, and 2008 were $25.97, $33.97, and $43.46, respectively, determined using the following assumptions:

(Percents)	2010	2009	2008
Expected dividend yield	4.50	4.00	3.00
Risk-free interest rate	.10 – 1.36	.44 - 1.48	2.05 -2.29
Range of volatilities	28.00 – 28.69	24.34 - 24.92	20.48 - 21.48

A summary of the SVA activity is presented below:

Units Attributable to SVAs (in thousands)
Outstanding at January 1, 2008	922
Granted	1,282
Forfeited or expired	(301)
Outstanding at December 31, 2008	1,903
Granted	1,416
Forfeited or expired	(559)
Outstanding at December 31, 2009	2,760
Granted	1,987
Issued	(365)
Forfeited or expired	(745)
Outstanding at December 31, 2010	3,637

The maximum number of shares that could ultimately be issued upon vesting of the SVA units outstanding at December 31, 2010, is 4.9 million. Approximately 0.3 million shares are expected to be issued in 2011. As of December 31, 2010, the total remaining unrecognized compensation cost related to nonvested SVAs amounted to $46.3 million, which will be amortized over the weighted-average remaining requisite service period of 20 months.

Restricted Stock Unit

RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, typically three years. The fair values of RSU awards granted in 2010, 2009, and 2008 were $34.78, $38.12, and $51.22, respectively. The number of shares ultimately issued for the RSU program remains constant with the exception of forfeitures. Pursuant to this plan, 1.5 million, 0.5 million and 0.4 million shares were granted in 2010, 2009, and 2008, respectively, and approximately 0.2 million shares were issued in 2010. Approximately 0.2 million shares are expected to be issued in 2011. As of December 31, 2010, the total remaining unrecognized compensation cost related to nonvested RSUs amounted to $40.6 million, which will be amortized over the weighted-average remaining requisite service period of 23 months.

Stock Option Program

Stock options were granted prior to 2007 to officers and management at exercise prices equal to the fair market value of our stock price at the date of grant. No stock options were granted subsequent to 2007. Options fully vest three years from the grant date and have a term of 10 years.

Stock option activity during 2010 is summarized below:

	Shares of Common Stock Attributable to Options (in thousands)	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	59,449	$69.36
Exercised	(5)	16.60
Forfeited or expired	(3,937)	74.03
Outstanding at December 31, 2010	55,507	69.04	2.1	$1.1
Exercisable at December 31, 2010	55,507	69.04	2.1	1.1

All options were vested as of December 31, 2010.

The intrinsic value of options exercised during 2010, 2009, and 2008 amounted to $0.1 million, $0.3 million, and $4.8 million, respectively. The total grant date fair value of options vested during 2009, and 2008 amounted to $68.5 million, and $84.1 million, respectively. We received cash of $0.1 million, $0.2 million, and $2.9 million from exercises of stock options during 2010, 2009, and 2008, respectively. The recognized related tax benefits for all three years were not material.

Note 10:    Other Assets and Other Liabilities

Our other receivables include receivables from our collaboration partners, tax receivables, interest receivable for our interest rate swaps, and a variety of other items. The increase in other receivables is primarily attributable to an increase in receivables from our collaboration partners and an increase in tax receivables.

Prepaid expenses and other primarily includes global prepaid operating expenses and deferred tax assets (Note 13).

Our sundry assets primarily include our capitalized computer software, deferred tax assets (Note 13), receivables from our collaboration partners, and the fair value of our interest rate swaps. The decrease in sundry assets is primarily attributable to a decrease in deferred tax assets and a decrease in our net capitalized computer software offset by an increase in the fair value of our interest rate swaps.

Our other current liabilities include product litigation, other taxes payable, deferred tax liabilities (Note 13), deferred income from our collaboration arrangements, the current portion of our estimated product return liabilities, and a variety of other items.

Our other noncurrent liabilities include deferred income from our collaboration and out-licensing arrangements, deferred tax liabilities (Note 13), the fair value of contingent consideration from business combinations (Note 3), the long-term portion of our estimated product return liabilities, product litigation, and a variety of other items. The increase in other noncurrent liabilities is primarily due to an increase in contingent consideration offset by a decrease in deferred income.

Note 11:    Shareholders’ Equity

Changes in certain components of shareholders’ equity were as follows:

	Additional Paid-in Capital	Retained Earnings	Deferred Costs - ESOP	Common Stock in Treasury
				Shares (in thousands)	Amount
Balance at January 1, 2008	$3,805.2	$11,806.7	$(95.2)	899	$100.5
Net loss		(2,071.9)
Cash dividends declared per share: $1.90		(2,079.9)
Retirement of treasury shares	(10.9)			(170)	(11.1)
Issuance of stock under employee stock plans-net	(84.9)			160	9.8
Stock-based compensation	255.3
ESOP transactions	11.9		8.9
Balance at December 31, 2008	3,976.6	7,654.9	(86.3)	889	99.2
Net income		4,328.8
Cash dividends declared per share: $1.96		(2,153.3)
Retirement of treasury shares	(3.3)			(132)	(3.3)
Issuance of stock under employee stock plans-net	(85.0)			125	2.6
Stock-based compensation	368.5
ESOP transactions	6.9		8.9
Employee benefit trust contribution	371.9
Balance at December 31, 2009	4,635.6	9,830.4	(77.4)	882	98.5
Net income		5,069.5
Cash dividends declared per share: $1.96		(2,167.3)
Retirement of treasury shares	(1.0)			(28)	(1.0)
Issuance of stock under employee stock plans-net	(87.6)			10	(1.1)
Stock-based compensation	231.0
ESOP transactions	20.5		25.0
Balance at December 31, 2010	$4,798.5	$12,732.6	$(52.4)	864	$96.4

As of December 31, 2010, we have purchased $2.58 billion of our announced $3.0 billion share repurchase program. No shares were repurchased in 2010, 2009, or 2008.

We have 5 million authorized shares of preferred stock. As of December 31, 2010 and 2009, no preferred stock has been issued.

We have an employee benefit trust which held 50.0 million and 50.0 million shares of our common stock at December 31, 2010 and 2009, respectively, to provide a source of funds to assist us in meeting our obligations under various employee benefit plans. In February 2009, we contributed an additional 10 million shares to the employee benefit trust, which resulted in a reclassification within equity from additional paid-in capital of $371.9 million and common stock of $6.3 million to the employee benefit trust of $378.2 million. The funding had no net impact on shareholders’ equity as we consolidate the employee benefit trust. The cost basis of the shares held in the trust was $3.01 billion and $3.01 billion at December 31, 2010 and 2009, respectively, and is shown as a reduction in shareholders’ equity. Any dividend transactions between us and the trust are eliminated. Stock held by the trust is not considered outstanding in the computation of earnings per share. The assets of the trust were not used to fund any of our obligations under these employee benefit plans in 2010, 2009, or 2008.

We have an ESOP as a funding vehicle for the existing employee savings plan. The ESOP used the proceeds of a loan from us to purchase shares of common stock from the treasury. The ESOP issued third-party debt, repayment of which was guaranteed by us (see Note 8). The proceeds were used to purchase shares of our common stock on the open market. Shares of common stock held by the ESOP will be allocated to participating employees annually through 2017 as part of our savings plan contribution. The fair value of shares allocated each period is recognized as compensation expense.

Note 12:    Earnings (Loss) Per Share

Following is a reconciliation of the denominators used in computing earnings (loss) per share:

	2010	2009	2008
	(Shares in thousands)
Income (loss) available to common shareholders	$5,069.5	$4,328.8	$(2,071.9)
Basic earnings (loss) per share
Weighted-average number of common shares outstanding, including incremental shares	1,105,788	1,098,338	1,094,499
Basic earnings (loss) per share	$4.58	$3.94	$(1.89)
Diluted earnings (loss) per share
Weighted-average number of common shares outstanding	1,099,310	1,094,623	1,092,041
Stock options and other incremental shares	6,503	3,744	2,458
Weighted-average number of common shares outstanding—diluted	1,105,813	1,098,367	1,094,499
Diluted earnings (loss) per share	$4.58	$3.94	$(1.89)

Note 13:    Income Taxes

Following is the composition of income tax expense:

	2010	2009	2008
Current
Federal	$376.2	$45.7	$(207.6)
Foreign	513.9	772.2	623.6
State	23.3	49.2	(44.6)
Total current tax expense	913.4	867.1	371.4
Deferred
Federal	624.4	82.5	363.0
Foreign	(55.2)	79.8	23.7
State	(26.9)	(0.4)	6.2
Total deferred tax expense	542.3	161.9	392.9
Income taxes	$1,455.7	$1,029.0	$764.3

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2010	2009
Deferred tax assets
Compensation and benefits	$890.4	$1,153.2
Tax credit carryforwards and carrybacks	503.1	457.8
Tax loss carryforwards and carrybacks	414.0	425.8
Intercompany profit in inventories	316.7	270.6
Asset purchases	275.1	253.4
Debt	114.6	45.9
Sale of intangibles	112.8	119.6
Contingencies	106.6	81.1
Asset disposals	13.0	173.6
Other	434.4	552.3
Total gross deferred tax assets	3,180.7	3,533.3
Valuation allowances	(473.1)	(524.0)
Total deferred tax assets	2,707.6	3,009.3
Deferred tax liabilities
Intangibles	(954.9)	(818.4)
Unremitted earnings	(741.8)	(442.9)
Inventories	(525.6)	(544.4)
Property and equipment	(505.2)	(623.8)
Financial instruments	(160.9)	0.0
Other	(19.1)	(68.6)
Total deferred tax liabilities	(2,907.5)	(2,498.1)
Deferred tax assets (liabilities)—net	$(199.9)	$511.2

At December 31, 2010, no individually significant items were classified as “Other” deferred tax assets or liabilities.

The deferred tax asset and related valuation allowance amounts for U.S. and state net operating losses and tax credits shown above have been reduced for differences between financial reporting and tax return filings. At December 31, 2010, based on filed tax returns we had net operating losses and other carryforwards for international and U.S. income tax purposes of $858.0 million: $129.2 million will expire within 5 years; $649.5 million will expire between 5 and 20 years; and $79.3 million of the carryforwards will never expire. The remaining balance of the deferred tax asset for tax loss carryforwards and carrybacks is related to net operating losses for state income tax purposes that are substantially reserved.

Based on filed tax returns, we also have tax credit carryforwards and carrybacks of $795.9 million available to reduce future income taxes; $268.7 million will be carried back; $67.6 million of the tax credit carryforwards will expire between 10 and 20 years; and $17.8 million of the tax credit carryforwards will never expire. The remaining portion of the tax credit carryforwards is related to federal tax credits of $94.6 million and state tax credits of $347.2 million, both of which are fully reserved.

Domestic and Puerto Rican companies contributed approximately 45 percent and 39 percent in 2010 and 2009, respectively, to consolidated income before income taxes and generated the entire consolidated loss before income taxes in 2008. We have a subsidiary operating in Puerto Rico under a tax incentive grant. The current tax incentive grant will not expire prior to 2017.

At December 31, 2010, we had an aggregate of $19.90 billion of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in additional income tax expense at approximately the U.S. statutory rate.

Cash payments (refunds) of income taxes totaled $861.0 million, $1.14 billion, and $(52.0) million in 2010, 2009, and 2008, respectively.

Following is a reconciliation of the income tax expense (benefit) applying the U.S. federal statutory rate to income (loss) before income taxes to reported income tax expense:

	2010	2009	2008
Income tax (benefit) at the U.S. federal statutory tax rate	$2,283.8	$1,875.2	$(457.7)
Add (deduct)
International operations, including Puerto Rico	(823.3)	(741.1)	(641.3)
U.S. health care reform tax law change	85.1	0.0	0.0
General business credits	(83.2)	(79.4)	(58.0)
Government investigation charges	0.0	0.6	359.3
Acquisitions and non-deductible acquired IPR&D	0.0	0.0	1,819.4
IRS audit conclusion	0.0	(54.4)	(210.3)
Sundry	(6.7)	28.1	(47.1)
Income taxes	$1,455.7	$1,029.0	$764.3

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2010	2009
Beginning balance at January 1	$1,351.2	$1,223.2
Additions based on tax positions related to the current year	186.2	179.1
Additions for tax positions of prior years	117.0	170.4
Reductions for tax positions of prior years	(30.2)	(45.1)
Lapses of statutes of limitation	(7.0)	(3.3)
Settlements	(0.1)	(178.8)
Changes related to the impact of foreign currency translation	2.5	5.7
Balance at December 31	$1,619.6	$1,351.2

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1.07 billion and $836.8 million at December 31, 2010 and 2009, respectively.

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

The IRS continues its examination of tax years 2005-2007. In the first quarter of 2010, we began the process of advancing the examination procedures to tax years 2008-2009 for certain matters currently being examined in the 2005-2007 audit cycle. We believe it is reasonably possible these IRS examinations will be concluded separately as follows: first, the conclusion of tax years 2005-2006; and second, the conclusion of tax year 2007 along with certain matters related to tax years 2008-2009. It is reasonably possible that both of these examinations could conclude within the next 12 months; however, only matters relating to the resolution of 2005-2006 may be reasonably estimated at this time. As a result, we currently estimate that gross uncertain tax positions may be reduced up to an estimated $400 million within the next 12 months. Additionally, our consolidated results of operations could benefit up to $250 million through a reduction in income tax expense, and we anticipate up to $200 million of cash payments will be due upon resolution of the 2005-2006 tax years. Resolution of the IRS examination of 2007 and certain matters related to tax years 2008-2009 is still dependent upon a number of factors, including the potential for formal administrative and legal proceedings. As a result, it is not possible to estimate the range of the reasonably possible changes in unrecognized tax benefits that could occur within the next 12 months related to these years, nor is it possible to estimate the total future cash flows related to these unrecognized tax benefits.

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

We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010, 2009, and 2008, we recognized income tax expense (benefits) of $38.3 million, $(1.9) million, and $(118.0) million, respectively, related to interest and penalties. At December 31, 2010 and 2009, our accruals for the payment of interest and penalties totaled $221.0 million and $166.7 million, respectively. Substantially all of the expense (benefit) and accruals relate to interest.

Note 14:    Retirement Benefits

We use a measurement date of December 31 to develop the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheets at December 31 for our defined benefit pension and retiree health benefit plans, which were as follows:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$7,553.9	$6,353.7	$2,032.8	$1,796.3
Service cost	219.2	242.1	56.5	53.7
Interest cost	431.6	417.5	121.4	119.6
Actuarial loss	342.2	819.9	10.0	162.0
Benefits paid	(387.8)	(351.7)	(98.0)	(94.5)
Plan amendments	0.3	0.0	(64.2)	(8.4)
Foreign currency exchange rate changes and other adjustments	(44.4)	72.4	30.0	4.1
Benefit obligation at end of year	8,115.0	7,553.9	2,088.5	2,032.8
Change in plan assets
Fair value of plan assets at beginning of year	6,008.5	4,796.1	1,180.7	905.6
Actual return on plan assets	818.3	1,033.8	152.2	278.9
Employer contribution	563.5	447.6	92.8	90.7
Benefits paid	(387.8)	(351.7)	(98.0)	(94.5)
Foreign currency exchange rate changes and other adjustments	(19.5)	82.7	0.0	0.0
Fair value of plan assets at end of year	6,983.0	6,008.5	1,327.7	1,180.7

Funded status	(1,132.0)	(1,545.4)	(760.8)	(852.1)
Unrecognized net actuarial loss	3,796.6	3,804.3	1,235.3	1,340.5
Unrecognized prior service cost (benefit)	56.1	65.1	(261.1)	(234.1)
Net amount recognized	$2,720.7	$2,324.0	$213.4	$254.3
Amounts recognized in the consolidated balance sheet consisted of
Prepaid expenses and other	$58.5	$0.0	$0.0	$0.0
Other current liabilities	(54.7)	(56.8)	(9.2)	(6.0)
Accrued retirement benefit	(1,135.8)	(1,488.6)	(751.6)	(846.1)
Accumulated other comprehensive loss before income taxes	3,852.7	3,869.4	974.2	1,106.4
Net amount recognized	$2,720.7	$2,324.0	$213.4	$254.3

The unrecognized net actuarial loss and unrecognized prior service cost (benefit) have not yet been recognized in net periodic pension costs and are included in accumulated other comprehensive loss at December 31, 2010.

In 2011, we expect to recognize from accumulated other comprehensive loss as components of net periodic benefit cost, $220.4 million of unrecognized net actuarial loss and $6.3 million of unrecognized prior service benefit related to our defined benefit pension plans, and $83.3 million of unrecognized net actuarial loss and $40.1 million of unrecognized prior service benefit related to our retiree health benefit plans. We do not expect any plan assets to be returned to us in 2011.

The following represents our weighted-average assumptions as of December 31:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
(Percents)	2010	2009	2008	2010	2009	2008
Weighted-average assumptions as of December 31
Discount rate for benefit obligation	5.6	5.9	6.7	5.8	6.0	6.9
Discount rate for net benefit costs	5.9	6.7	6.4	6.0	6.9	6.7
Rate of compensation increase for benefit obligation	3.7	3.7	4.1
Rate of compensation increase for net benefit costs	3.7	4.1	4.6
Expected return on plan assets for net benefit costs	8.8	8.8	9.0	9.0	9.0	9.0

In evaluating the expected return on plan assets annually we consider numerous factors, including; our historical assumptions compared with actual results, an analysis of current and future market conditions, our current and expected asset allocations, historical returns and the views of leading financial advisers and economists for future asset class returns. As noted, historical returns are just one of several factors considered and are not the starting point for determining the expected return. Our 20-year annualized rate of return on our U.S. defined benefit pension plans and retiree health benefit plan was approximately 9.4 percent as of December 31, 2010. Health-care-cost trend rates are assumed to increase at an annual rate of 7.8 percent in 2011, decreasing by approximately 0.4 percent per year to an ultimate rate of 5.3 percent by 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	2011	2012	2013	2014	2015	2016-2020
Defined benefit pension plans	$387.8	$398.1	$408.4	$423.8	$436.0	$2,466.5

Retiree health benefit plans-gross	$119.1	$121.9	$126.1	$131.3	$138.4	$787.2
Medicare rebates	(15.8)	(10.8)	(12.4)	(13.9)	(15.5)	(98.3)
Retiree health benefit plans-net	$103.3	$111.1	$113.7	$117.4	$122.9	$688.9

The total accumulated benefit obligation for our defined benefit pension plans was $7.23 billion and $6.67 billion at December 31, 2010 and 2009, respectively. The projected benefit obligation and fair value of the plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $7.12 billion and $5.93 billion, respectively, as of December 31, 2010, and $7.55 billion and $6.01 billion, respectively, as of December 31, 2009. The accumulated benefit obligation and fair value of the plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $1.10 billion and $136.3 million, respectively, as of December 31, 2010, and $1.01 billion and $107.4 million, respectively, as of December 31, 2009.

Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$219.2	$242.1	$260.1	$56.5	$53.7	$62.1
Interest cost	431.6	417.5	409.8	121.4	119.6	105.7
Expected return on plan assets	(638.2)	(584.9)	(603.0)	(122.6)	(117.9)	(118.4)
Amortization of prior service cost (benefit)	8.8	8.0	8.2	(37.2)	(36.0)	(36.0)
Recognized actuarial loss	163.0	84.5	76.6	85.0	71.8	62.7
Net periodic benefit cost	$184.4	$167.2	$151.7	$103.1	$91.2	$76.1

If the health-care-cost trend rates were to be increased by one percentage point each future year, the December 31, 2010, accumulated postretirement benefit obligation would increase by $182.5 million (8.8 percent) and the aggregate of the service cost and interest cost components of the 2010 annual expense would increase by $14.4 million (8.1 percent). A one percentage point decrease in these rates would decrease the December 31, 2010, accumulated postretirement benefit obligation by $164.1 million (7.9 percent) and the aggregate of the 2010 service cost and interest cost by $11.7 million (6.6 percent).

The following represents the amounts recognized in other comprehensive income (loss) in 2010:

	Defined Benefit Pension Plans	Retiree Health Benefit Plans
Actuarial loss (gain) arising during period	$ 162.1	$ (19.6)
Plan amendments during period	0.3	(64.2)
Amortization of prior service cost (benefit) included in net income	(8.8)	37.2
Amortization of net actuarial loss included in net income	(163.0)	(85.0)
Foreign currency exchange rate changes	(7.3)	(0.6)
Total other comprehensive gain during period	$ (16.7)	$(132.2)

We have defined contribution savings plans that cover our eligible employees worldwide. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to save. Our contributions to the plan are based on employee contributions and the level of our match. Expenses under the plans totaled $119.8 million, $127.6 million, and $114.1 million for the years 2010, 2009, and 2008, respectively.

We provide certain other postemployment benefits primarily related to disability benefits and accrue for the related cost over the service lives of employees. Expenses associated with these benefit plans in 2010, 2009, and 2008 were not significant.

Benefit Plan Investments

Our benefit plan investment policies are set with specific consideration of return and risk requirements in relationship to the respective liabilities. U.S. plans represent 83 percent of our global investments. Given the long-term nature of our U.S. liabilities, the U.S. plans have the flexibility to manage an above average degree of risk in the asset portfolios. At the investment policy level, there are no specifically prohibited investments. However, within individual investment manager mandates, restrictions and limitations are contractually set to align with our investment objectives, ensure risk control, and limit concentrations.

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

The U.S. defined benefit pension and retiree health benefit plan allocation strategy is currently comprised of approximately 80 percent growth investments and 20 percent fixed income investments. The growth investment allocation encompasses U.S. and international public equity securities, hedge funds, and private equity-like investments. These portfolio allocations are intended to reduce overall risk by providing diversification, while seeking moderate to high returns over the long term.

Public equity securities are well diversified and invested in U.S. and international small-to-large companies across various asset managers and styles. The remaining portion of the growth portfolio is invested in private alternative investments.

Fixed income investments primarily consist of fixed income securities in U.S. Treasuries and Agencies, emerging market debt obligations, corporate bonds, mortgage-backed securities and commercial mortgage-backed obligations.

Hedge funds are privately owned institutional investment funds that generally have moderate liquidity. Hedge funds seek specified levels of absolute return regardless of overall market conditions, and generally have low correlations to public equity and debt markets. Hedge funds often invest substantially in financial market instruments (stocks, bonds, commodities, currencies, derivatives, etc.) using a very broad range of trading activities to manage portfolio risks. Hedge fund strategies focus primarily on security selection and seek to be neutral with respect to market moves. Common groupings of hedge fund strategies include relative value, tactical, and event driven. Relative value strategies include arbitrage, when the same asset can simultaneously be bought and sold at different prices, achieving an immediate profit. Tactical strategies often take long and short positions to reduce or eliminate overall market risks while seeking a particular investment opportunity. Event strategy opportunities can evolve from specific company announcements such as mergers and acquisitions, and typically have little correlation to overall market directional movements. Our hedge fund investments are made through limited partnership interests primarily in fund of funds structures to ensure diversification across many strategies and many individual managers. Plan holdings in hedge funds are valued based on net asset values (NAVs) calculated by each fund or general partner, as applicable, and we have the ability to redeem these investments at NAV.

Private equity-like investment funds typically have low liquidity and are made through long-term partnerships or joint ventures that invest in pools of capital invested in primarily non-publicly traded entities. Underlying investments include venture capital (early stage investing), buyout, and special situation investing. Private equity management firms typically acquire and then reorganize private companies to create increased long term value. Private equity-like funds usually have a limited life of approximately 10-15 years, and require a minimum investment commitment from their limited partners. Our private investments are made both directly into funds and through fund of funds structures to ensure broad diversification of management styles and assets across the portfolio. Plan holdings in private equity-like investments are valued using the value reported by the partnership, adjusted for known cash flows and significant events through our reporting date. Values provided by the partnerships are primarily based on analysis of and judgments about the underlying investments. Inputs to these valuations include underlying NAVs, discounted cash flow valuations, comparable market valuations, and may also include adjustments for currency, credit, liquidity and other risks as applicable. The vast majority of these private partnerships provide us with annual audited financial statements including their compliance with fair valuation procedures consistent with applicable accounting standards.

Other assets include cash and cash equivalents and mark-to-market value of derivatives.

The cash value of the trust-owned insurance contract is invested in investment grade publicly traded equity and fixed income securities.

Other than hedge funds and private equity-like investments, which are discussed above, we determine fair values based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.

The fair values of our defined benefit pension plan and retiree health plan assets as of December 31, 2010 by asset category are as follows:

		Fair Value Measurements Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined Benefit Pension Plans
Public equity securities
U.S.	$ 589.4	$ 421.4	$ 168.0	$
International	1,868.3	907.1	961.2
Fixed income	1,127.8	77.6	1,050.2
Private alternative investments
Hedge funds	2,020.3		778.4	1,241.9
Equity-like funds	939.4	10.0		929.4
Other	437.8	195.9	241.9
Total	$6,983.0	$1,612.0	$3,199.7	$2,171.3
Retiree Health Benefit Plans
Public equity securities
U.S.	$ 56.0	$ 39.7	$ 16.3	$
International	131.6	67.8	63.8
Fixed income	84.4		84.4
Private alternative investments
Hedge funds	185.2		78.6	106.6
Equity-like funds	74.5			74.5
Cash value of trust-owned insurance contract	761.7		761.7
Other	34.3	12.6	21.7
Total	$1,327.7	$120.1	$1,026.5	$181.1

The activity in the Level 3 investments during 2010 was as follows:

	Hedge Funds	Equity-like Funds	International Equity	Fixed Income	Total
Defined Benefit Pension Plans
Beginning balance at January 1, 2010	$1,381.5	$743.6	$3.9	$3.5	$2,132.5
Actual return on plan assets, including changes in foreign exchange rates:
Relating to assets still held at the reporting date	106.1	70.4	0.1	0.1	176.7
Relating to assets sold during the period	0.0	6.0	(0.4)	(0.1)	5.5
Purchases, sales and settlements	176.3	108.6	(3.0)	(3.5)	278.4
Transfers in and/or out of Level 3	(422.0)	0.8	(0.6)	0.0	(421.8)
Ending balance at December 31, 2010	$1,241.9	$929.4	$0.0	$0.0	$2,171.3
Retiree Health Benefit Plans
Beginning balance at January 1, 2010	$ 140.9	$ 63.6	$0.4	$0.4	$ 205.3
Actual return on plan assets, including changes in foreign exchange rates:
Relating to assets still held at the reporting date	5.4	4.6	0.0	0.0	10.0
Relating to assets sold during the period	0.0	0.6	0.0	0.0	0.6
Purchases, sales and settlements	2.9	5.7	(0.4)	(0.4)	7.8
Transfers in and/or out of Level 3	(42.6)	0.0	0.0	0.0	(42.6)
Ending balance at December 31, 2010	$ 106.6	$ 74.5	$0.0	$0.0	$ 181.1

Substantially all of the Level 3 transfers are associated with assets which can be redeemed at their NAV per share within a reasonable period of time. This reclassification is in accordance with current accounting guidance.

The fair values of our defined benefit pension plan and retiree health plan assets as of December 31, 2009 by asset category are as follows:

		Fair Value Measurements Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined Benefit Pension Plans
Public equity securities
U.S.	$ 864.7	$4,354.4	$4,510.3	$
International	2,160.2	1,105.9	1,050.4	3.9
Fixed income	600.5	76.0	521.0	3.5
Private alternative investments
Hedge funds	1,381.5			1,381.5
Equity-like funds	743.6			743.6
Other	258.0	241.8	16.2
Total	$6,008.5	$1,778.1	$2,097.9	$2,132.5
Retiree Health Benefit Plans
Public equity securities
U.S.	$ 87.0	$ 34.8	$ 52.2	$
International	154.0	85.8	67.8	0.4
Fixed income	46.9		46.5	0.4
Private alternative investments
Hedge funds	140.9			140.9
Equity-like funds	63.6			63.6
Cash value of trust-owned insurance contract	675.7		675.7
Other	12.6	12.0	0.6
Total	$1,180.7	$ 132.6	$ 842.8	$ 205.3

The activity in the Level 3 investments during 2009 was as follows:

	Hedge Funds	Equity-like Funds	International Equity	Fixed Income	Total
Defined Benefit Pension Plans
Beginning balance at January 1, 2009	$1,387.1	$699.6	$3.6	$6.5	$2,096.8
Actual return on plan assets, including changes in foreign exchange rates:
Relating to assets still held at the reporting date	158.0	(41.6)	0.7	1.1	118.2
Relating to assets sold during the period	0.0	(22.9)	0.0	0.0	(22.9)
Purchases, sales and settlements	(163.6)	108.5	(0.4)	1.5	(54.0)
Transfers in and/or out of Level 3	0.0	0.0	0.0	(5.6)	(5.6)
Ending balance at December 31, 2009	$1,381.5	$743.6	$3.9	$3.5	$2,132.5
Retiree Health Benefit Plans
Beginning balance at January 1, 2009	$137.1	$64.8	$0.4	$0.7	$203.0
Actual return on plan assets, including changes in foreign exchange rates:
Relating to assets still held at the reporting date	15.2	(4.4)	0.1	0.1	11.0
Relating to assets sold during the period	0.0	0.0	0.0	0.0	0.0
Purchases, sales and settlements	(11.4)	3.2	(0.1)	0.2	(8.1)
Transfers in and/or out of Level 3	0.0	0.0	0.0	(0.6)	(0.6)
Ending balance at December 31, 2009	$140.9	$63.6	$0.4	$0.4	$205.3

In 2011, we expect to contribute approximately $80 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. In addition, we expect to contribute approximately $250 million of additional discretionary funding in the aggregate in 2011 to several of our global defined benefit pension and post-retirement health benefit plans.

Note 15:    Contingencies

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

•

Gemzar:    Teva Parenteral Medicines, Inc. (Teva); Sun Pharmaceutical Industries Inc. (Sun) and several other generic companies sought permission to market generic versions of Gemzar prior to the expiration of our relevant U.S. patents (compound patent expiring in 2010 and method-of-use patent expiring in 2013). We filed lawsuits in the U.S. District Court for the Southern District of Indiana against Teva (February 2006) and several other generic companies, seeking rulings that our patents are valid and are being infringed. In November 2007, Sun filed a declaratory judgment action in the U.S. District Court for the Eastern District of Michigan, seeking rulings that our method-of-use and compound patents are invalid or unenforceable, or would not be infringed by the sale of Sun’s generic product. In August 2009, the district court in Michigan granted a motion by Sun for partial summary judgment, invalidating our method-of-use patent, and the opinion was affirmed by a panel of the Court of Appeals for the Federal Circuit in July 2010. We are seeking review of this decision by the U.S. Supreme Court. In March 2010, the district court in Indiana upheld the validity of our compound patent in the Teva case, but applied collateral estoppel with regard to our method-of-use patent, given the ruling in the Sun case. Generic gemcitabine was introduced to the U.S. market in mid-November 2010.

•

Alimta:    Teva; APP Pharmaceuticals, LLC (APP); and Barr Laboratories, Inc. (Barr) each submitted ANDAs seeking approval to market generic versions of Alimta prior to the expiration of the relevant U.S. patent (licensed from the Trustees of Princeton University and expiring in 2016), and alleging the patent is invalid. We, along with Princeton, filed lawsuits in the U.S. District Court for the District of Delaware against Teva, APP, and Barr seeking rulings that the compound patent is valid and infringed. In November 2010, the district court ruled from the bench that judgment would be entered in Lilly’s favor, upholding the patent’s validity. Plaintiffs may appeal this decision once the judgment is entered.

•

Evista:    In 2006, Teva Pharmaceuticals USA, Inc. (Teva USA) submitted an ANDA seeking permission to market a generic version of Evista prior to the expiration of our relevant U.S. patents (expiring in 2012-2017) and alleging that these patents are invalid, not enforceable, or not infringed. In June 2006, we filed a lawsuit against Teva USA in the U.S. District Court for the Southern District of Indiana, seeking a ruling that these patents are valid, enforceable, and being infringed by Teva USA. In September 2009, the court upheld our method-of-use patents (the last expires in 2014) and the court held that our particle-size patents (expiring 2017) are invalid. Both rulings were upheld by the appeals court in September 2010, and the period for further appeals has expired.

•

Strattera:    Actavis Elizabeth LLC (Actavis), Apotex Inc. (Apotex), Aurobindo Pharma Ltd. (Aurobindo), Mylan Pharmaceuticals Inc. (Mylan), Sandoz Inc. (Sandoz), Sun Pharmaceutical Industries Limited (Sun Ltd.), and Teva USA each submitted an ANDA seeking permission to market generic versions of Strattera prior to the expiration of our relevant U.S. patent (expiring in 2017), and alleging that this patent is invalid. In 2007, we brought a lawsuit against Actavis, Apotex, Aurobindo, Mylan, Sandoz, Sun Ltd., and Teva USA in the U.S. District Court for the District of New Jersey. In August 2010, the court ruled that our patent is invalid. Several companies have received final approval to market generic atomoxetine, but the Court of Appeals for the Federal Circuit granted an injunction prohibiting the launch of generic atomoxetine until the court renders an opinion. The appeal was heard by the court in December 2010 and we are waiting for a ruling. Zydus Pharmaceuticals (Zydus) filed an action in the New Jersey district court in October 2010 seeking a declaratory judgment that it has the right to launch a generic atomoxetine product, based on the district court ruling. We believe that Zydus is subject to the injunction issued by the court of appeals.

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

Zyprexa Litigation

We were named as a defendant in a large number of Zyprexa product liability lawsuits in the U.S. and notified of other claims of individuals who have not filed suit. The lawsuits and unfiled claims (together the “claims”) allege a variety of injuries from the use of Zyprexa, with the majority alleging that the product caused or contributed to diabetes or high blood-glucose levels. The claims seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the claims also allege that we improperly promoted the drug. Almost all of the federal lawsuits are part of a Multi-District Litigation (MDL) proceeding before The Honorable Jack Weinstein in the Federal District Court for the Eastern District of New York (EDNY) (MDL No. 1596).

Since June 2005, we have settled approximately 32,720 claims. The two primary settlements were as follows:

•	In 2005, we settled and paid more than 8,000 claims for approximately $700 million.

•	In 2007, we settled and paid more than 18,000 claims for approximately $500 million.

We are prepared to continue our vigorous defense of Zyprexa in all remaining claims, consisting of approximately 70 lawsuits in the U.S. covering approximately 150 plaintiffs, of which about 50 lawsuits covering about 50 plaintiffs are part of the MDL. We have a trial scheduled in Texas State court in August 2011.

In January 2009, we reached resolution with the Office of the U.S. Attorney for the Eastern District of Pennsylvania (EDPA), and the State Medicaid Fraud Control Units of 36 states and the District of Columbia, of an investigation related to our U.S. marketing and promotional practices with respect to Zyprexa. As part of the resolution, we pled guilty to one misdemeanor violation of the Food, Drug, and Cosmetic Act for the off-label promotion of Zyprexa in elderly populations as treatment for dementia, including Alzheimer’s dementia, between September 1999 and March 2001. We recorded a charge of $1.42 billion for this matter in the third quarter of 2008 and paid substantially all of this amount in 2009. As part of the settlement, we have entered into a corporate integrity agreement with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services (HHS), which requires us to maintain our compliance program and to undertake a set of defined corporate integrity obligations for five years. The agreement also provides for an independent third-party review organization to assess and report on the company’s systems, processes, policies, procedures, and practices.

In October 2008, we reached a settlement with 32 states and the District of Columbia related to a multistate investigation brought under various state consumer protection laws. While there was no finding that we violated any provision of the state laws under which the investigations were conducted, we paid $62.0 million and agreed to undertake certain commitments regarding Zyprexa for a period of six years, through consent decrees filed with the settling states.

We were served with lawsuits filed by the states of Alaska, Arkansas, Connecticut, Idaho, Louisiana, Minnesota, Mississippi, Montana, New Mexico, Pennsylvania, South Carolina, Utah, and West Virginia alleging that Zyprexa caused or contributed to diabetes or high blood-glucose levels, and that we improperly promoted the drug. We settled the Zyprexa-related claims of all of these states, incurring pretax charges of $230.0 million in 2009 and $15.0 million in 2008.

In 2005, two lawsuits were filed in the EDNY purporting to be nationwide class actions on behalf of all consumers and third-party payors, excluding governmental entities, which have made or will make payments for their members or insured patients being prescribed Zyprexa. These actions were consolidated into a single lawsuit, brought under certain state consumer protection statutes, the federal civil RICO statute, and common law theories, seeking a refund of the cost of Zyprexa, treble damages, punitive damages, and attorneys’ fees. Two additional lawsuits were filed in the EDNY in 2006 on similar grounds. As with the product liability suits, these lawsuits allege that we inadequately tested for and warned about side effects of Zyprexa and improperly promoted the drug. In September 2008, Judge Weinstein certified a class consisting of third-party payors, excluding governmental entities and individual consumers and denied our motion for summary judgment. In September 2010, both decisions were reversed by the Second Circuit Court of Appeals, which found that the case cannot proceed as a class action and entered a judgment in our favor on plaintiffs’ overpricing claim. Plaintiffs are seeking review of this decision by the U.S. Supreme Court. An unfavorable outcome in this case could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

Other Product Liability Litigation

We have been named as a defendant in numerous other product liability lawsuits involving primarily diethylstilbestrol (DES), thimerosal, and Byetta. Approximately a third of these claims are covered by insurance, subject to deductibles and coverage limits.

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

Note 16:    Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2010	$ 835.8	$ 75.4	$(3,264.3)	$(118.8)	$(2,471.9)
Other comprehensive income (loss)	(325.1)	53.5	88.5	(15.1)	(198.2)
Balance at December 31, 2010	$ 510.7	$128.9	$(3,175.8)	$(133.9)	$(2,670.1)

The amounts above are net of income taxes. The income taxes associated with the unrecognized net actuarial losses and prior service costs on our defined benefit pension and retiree health benefit plans (Note 14) were an expense of $60.4 million for 2010. The income taxes associated with the net unrealized gains on securities was an expense of $27.3 million for 2010. The income taxes related to the other components of comprehensive income (loss) were not significant, as income taxes were not provided for foreign currency translation.

The unrealized gains (losses) on securities is net of reclassification adjustments of net gains (losses) of $27.6 million, $19.0 million, and $(1.7) million, net of tax, in 2010, 2009, and 2008, respectively, for net realized gains (losses) on sales of securities included in net income. The effective portion of cash flow hedges is net of reclassification adjustments of $0.0 and $0.0 for 2010 and 2009, respectively, and $9.6 million in 2008, net of tax, for realized losses on foreign currency options and $5.8 million, $6.7 million, and $7.9 million, net of tax, in 2010, 2009, and 2008, respectively, for interest expense on interest rate swaps designated as cash flow hedges.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was effective as of December 31, 2010. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The internal control over financial reporting has been assessed by Ernst & Young LLP as of December 31, 2010. Their responsibility is to evaluate whether internal control over financial reporting was designed and operating effectively.

John C. Lechleiter, Ph.D.	Derica W. Rice
Chairman, President, and Chief Executive Officer	Executive Vice President, Global Services and Chief Financial Officer

February 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Eli Lilly and Company

We have audited the accompanying consolidated balance sheets of Eli Lilly and Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eli Lilly and Company and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eli Lilly and Company and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

Indianapolis, Indiana

February 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Eli Lilly and Company

We have audited Eli Lilly and Company and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eli Lilly and Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Eli Lilly and Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Eli Lilly and Company and subsidiaries and our report dated February 22, 2011 expressed an unqualified opinion thereon.

Indianapolis, Indiana

February 22, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under applicable Security and Exchange Commission (SEC) regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-K) is recorded, processed, summarized, and reported on a timely basis.

Our management, with the participation of John C. Lechleiter, Ph.D., chairman, president, and chief executive officer, and Derica W. Rice, executive vice president, global services and chief financial officer, evaluated our disclosure controls and procedures as of December 31, 2010, and concluded that they are effective.

Internal Control over Financial Reporting

Dr. Lechleiter and Mr. Rice provided a report on behalf of management on our internal control over financial reporting, in which management concluded that the company’s internal control over financial reporting is effective at December 31, 2010. In addition, Ernst & Young LLP as of December 31, 2010, the company’s independent registered public accounting firm, provided an attestation report on the company’s internal control over financial reporting. You can find the full text of management’s report and Ernst & Young’s attestation report in Item 8, and both reports are incorporated by reference in this Item.

Changes in Internal Controls

During the fourth quarter of 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are pursuing a multi-year initiative to outsource some accounting transaction-processing activities, migrating to a consistent enterprise financial system across the organization, and moving certain activities to newly-established captive shared services centers. In addition, we are in the process of reducing financial human resources at various locations around the world. None of these initiatives is in response to any identified deficiency or weakness in our internal control over financial reporting. These initiatives are expected to continue to enhance our internal control over financial reporting, but in the short-term may increase our risk.

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

Both documents are online on our web site at http://www.lilly.com/about/compliance/conduct. In the event of any amendments to, or waivers from, a provision of the code affecting the chief executive officer, chief financial officer, chief accounting officer, controller, or persons performing similar functions, we intend to post on the above web site within four business days after the event a description of the amendment or waiver as required under applicable SEC rules. We will maintain that information on our web site for at least 12 months. Paper copies of these documents are available free of charge upon request to the company’s secretary at the address on the front of this Form 10-K.

Corporate Governance

In our proxy statements, we describe the procedures by which shareholders can recommend nominees to our board of directors. There have been no changes in those procedures since they were last published in our proxy statement of March 8, 2010.

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

Information relating to securities authorized for issuance under the Company’s equity compensation plans is found in the Proxy Statement under “Executive Compensation.” That information is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Information relating to a related person transaction and the board’s policies and procedures for approval of related person transactions can be found in the Proxy Statement under “Highlights of the Company’s Corporate Governance Guidelines—Review and Approval of Transactions with Related Persons.” That information is incorporated in this report by reference.

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

Item 15.	Exhibits and Financial Statement Schedules

(a)1.    Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are found at Item 8:

•	Consolidated Statements of Operations—Years Ended December 31, 2010, 2009, and 2008

•	Consolidated Balance Sheets—December 31, 2010 and 2009

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Comprehensive Income (Loss)—Years Ended December 31, 2010, 2009, and 2008

•	Segment Information

•	Notes to Consolidated Financial Statements

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

(a)3.    Exhibits

2	Agreement and Plan of Merger dated October 6, 2008, among Eli Lilly and Company, Alaska Acquisition Corporation and ImClone Systems Incorporated

3.1	Amended Articles of Incorporation

3.2	By-laws, as amended

4.1	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee

4.2	Agreement dated September 13, 2007 appointing Deutsche Bank Trust Company Americas as Successor Trustee under the Indenture listed above

4.3	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on, February 1, 1991

4.4	Form of Indenture dated March 10, 1998, among The Lilly Savings Plan Master Trust Fund C, as issuer; Eli Lilly and Company, as guarantor; and The Chase Manhattan Bank, as Trustee, relating to ESOP Amortizing Debentures due 2017[1]

4.5	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resetable Floating Rate Debt Security due 2037[1]

4.6	Form of Resetable Floating Rate Debt Security due 2037[1]

10.1	1998 Lilly Stock Plan, as amended[2]

10.2	2002 Lilly Stock Plan, as amended[2]

10.3	Form of two-year Performance Award under the 2002 Lilly Stock Plan[2]

10.4	Form of Shareholder Value Award under the 2002 Lilly Stock Plan[2]

10.5	Form of Restricted Stock Unit under the 2002 Lilly Stock Plan[2]

10.6	The Lilly Deferred Compensation Plan, as amended[2]

10.7	The Lilly Directors’ Deferral Plan, as amended[2]

10.8	The Eli Lilly and Company Bonus Plan, as amended[2]

10.9	2007 Change in Control Severance Pay Plan for Select Employees, as amended effective October 20, 2010[2]

10.10	2007 Change in Control Severance Pay Plan for Select Employees, as amended effective October 18, 2012[2]

10.11	Letter agreement dated September 15, 2004 between the company and Steven M. Paul, M.D. concerning retirement benefits[2]

10.12	Letter agreement dated November 11, 2009 between the company and Steven M. Paul, M.D. concerning retirement benefits[2]

10.13	Arrangement regarding retirement benefits for Robert A. Armitage[2]

10.14	Arrangement regarding severance for Dr. Jan Lundberg[2]

10.15	Guilty Plea Agreement in The United States District Court for the Eastern District of Pennsylvania, United States of America v. Eli Lilly and Company

10.16	Settlement Agreement among the company and the United States of America, acting through the United States Department of Justice, Civil Division, and the United States Attorney’s Office of the Eastern District of Pennsylvania, the Office of the Inspector General of the Department of Health and Human Services, TRICARE Management Activity, and the United States Office of Personnel Management, and certain individual relators

(a)3. Exhibits

10.17	Corporate Integrity Agreement between the company and the Office of Inspector General of the Department of Health and Human Services

12	Statement re: Computation of Ratio of Earnings (Loss) to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of John C. Lechleiter, Ph.D., Chairman of the Board, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Derica W. Rice, Executive Vice President, Global Services and Chief Financial Officer

32	Section 1350 Certification

101	Interactive Data File

[1]	This exhibit is not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.
[2]	Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eli Lilly and Company

By	/s/ John C. Lechleiter
John C. Lechleiter, Ph.D.,
Chairman of the Board, President, and Chief Executive Officer

February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ John C. Lechleiter, Ph.D.	Chairman of the Board, President, and Chief Executive Officer, and a Director (principal executive officer)
JOHN C. LECHLEITER, Ph.D.

/s/ Derica W. Rice	Executive Vice President, Global Services and Chief Financial Officer (principal financial officer)
DERICA W. RICE

/s/ Arnold C. Hanish	Vice President, Finance and Chief Accounting Officer (principal accounting officer)
ARNOLD C. HANISH

/s/ Ralph Alvarez	Director
RALPH ALVAREZ

/s/ Sir Winfried Bischoff	Director
SIR WINFRIED BISCHOFF

/s/ Michael L. Eskew	Director
MICHAEL L. ESKEW

/s/ Martin S. Feldstein, Ph.D.	Director
MARTIN S. FELDSTEIN, Ph.D.

/s/ J. Erik Fyrwald	Director
J. ERIK FYRWALD

/s/ Alfred G. Gilman, M.D., Ph.D.	Director
ALFRED G. GILMAN, M.D., Ph.D.

/s/ R. David Hoover	Director
R. DAVID HOOVER

/s/ Karen N. Horn, Ph.D.	Director
KAREN N. HORN, Ph.D.

/s/ Ellen R. Marram	Director
ELLEN R. MARRAM

/s/ Douglas R. Oberhelman	Director
DOUGLAS R. OBERHELMAN

/s/ Franklyn G. Prendergast, M.D., Ph.D.	Director
FRANKLYN G. PRENDERGAST, M.D., Ph.D.

/s/ Kathi P. Seifert	Director
KATHI P. SEIFERT

Trademarks Used In This Report

Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this report, appear with an initial capital and are followed by the symbol® or™, as applicable. In subsequent uses of the marks in the report, the symbols are omitted.

Actos® is a trademark of Takeda Chemical Industries, Ltd.

Axid® is a trademark of Reliant Pharmaceuticals, LLC

Bydureon™ and Byetta® are trademarks of Amylin Pharmaceuticals, Inc.

Livalo® is a trademark of Kowa Company Ltd.

Vancocin® is a trademark of ViroPharma Incorporated

Index to Exhibits

The following documents are filed as part of this report (all Company reports on Form 10-K, 10-Q, and 8-K can be found at File No. 001-06351):

Exhibit		Location
2	Agreement and Plan of Merger, dated as of October 6, 2008, among Eli Lilly and Company, Alaska Acquisition Corporation and ImClone Systems Incorporated	Incorporated by reference from Exhibit 2.1 to the Company’s Report on Form 8-K filed October 10, 2008

3.1	Amended Articles of Incorporation	Incorporated by reference from Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2008

3.2	By-laws, as amended	Incorporated by reference from Exhibit 3 to the Company’s Report on Form 8-K filed July 14, 2009

4.1	Form of Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Citibank, N.A., as Trustee	Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478

4.2	Agreement dated September 13, 2007 appointing Deutsche Bank Trust Company Americas as Successor Trustee under the Indenture listed above	Incorporated by reference from Exhibit 4.2 to the Company’s Report on Form 10-K for the year ended December 31, 2008

4.3	Form of Standard Multiple-Series Indenture Provisions dated, and filed with the Securities and Exchange Commission on February 1, 1991	Incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Amendment No. 1, Registration No. 333-106478

4.4	Form of Indenture dated March 10, 1998, among The Lilly Savings Plan Master Trust Fund C, as issuer; Eli Lilly and Company, as guarantor; and The Chase Manhattan Bank, as Trustee, relating to ESOP Amortizing Debentures due 2017	*

4.5	Form of Fiscal Agency Agreement dated May 30, 2001, between Eli Lilly and Company and Citibank, N.A., Fiscal Agent, relating to Resettable Floating Rate Debt Security due 2037	*

4.6	Form of Resettable Floating Rate Debt Security due 2037	*

10.1	1998 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-K for the year ended December 31, 2006

10.2	2002 Lilly Stock Plan, as amended	Incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2008

10.3	Form of two-year Performance Award under 2002 Lilly Stock Plan	Incorporated by reference from Exhibit 10.3 to the Company’s Report on Form 10-K for the year ended December 31, 2009

10.4	Form of Shareholder Value Award under 2002 Lilly Stock Plan	Incorporated by reference from Exhibit 10.4 to the Company’s Report on Form 10-K for the year ended December 31, 2009

*	Not filed with this report. Copies will be furnished to the Securities and Exchange Commission upon request.

Exhibit		Location
10.5	Form of Restricted Stock Unit under 2002 Lilly Stock Plan	Incorporated by reference from Exhibit 10.5 to the Company’s Report on Form 10-K for the year ended December 31, 2009

10.6	The Lilly Deferred Compensation Plan, as amended	Incorporated by reference from Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2008

10.7	The Lilly Directors’ Deferral Plan, as amended	Incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009

10.8	The Eli Lilly and Company Bonus Plan, as amended	Attached

10.9	2007 Change in Control Severance Pay Plan for Select Employees, as amended effective October 20, 2010	Incorporated by reference from Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2008

10.10	2007 Change in Control Severance Pay Plan for Select Employees, as amended effective October 18, 2012	Incorporated by reference from Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2010

10.11	Letter agreement dated September 15, 2004 between the Company and Steven M. Paul, M.D. concerning retirement benefits	Incorporated by reference from Exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 2004

10.12	Letter agreement dated November 11, 2009 between the Company and Steven M. Paul, M.D. concerning retirement benefits	Incorporated by reference from Exhibit 10.12 to the Company’s Report on Form 10-K for the year ended December 31, 2009

10.13	Arrangement regarding retirement benefits for Robert A. Armitage	Incorporated by reference from Exhibit 10.15 to the Company’s Report on Form 10-K for the year ended December 31, 2004

10.14	Arrangement regarding severance for Dr. Jan Lundberg	Attached

10.15	Guilty Plea Agreement in The United States District Court for the Eastern District of Pennsylvania, United States of America v. Eli Lilly and Company	Incorporated by reference from Exhibit 10.15 to the Company’s Report on Form 10-K for the year ended December 31, 2008

10.16	Settlement Agreement among the company and the United States of America, acting through the U. S. Department of Justice, Civil Division, and the U. S. Attorney’s Office of the Eastern District of Pennsylvania, the Office of the Inspector General of the Department of Health and Human Services, TRICARE Management Activity, and the U. S. Office of Personnel Management, and certain individual relators	Incorporated by reference from Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 2008

10.17	Corporate Integrity Agreement between the company and the Office of Inspector General of the Department of Health and Human Services	Incorporated by reference from Exhibit 10.17 to the Company’s Report on Form 10-K for the year ended December 31, 2008

12	Statement re: Computation of Ratio of Earnings (Loss) to Fixed Charges	Attached

21	List of Subsidiaries	Attached

23	Consent of Registered Independent Public Accounting Firm	Attached

31.1	Rule 13a-14(a) Certification of John C. Lechleiter, Ph.D., Chairman of the Board, President and Chief Executive Officer	Attached

31.2	Rule 13a-14(a) Certification of Derica W. Rice, Executive Vice President, Global Services and Chief Financial Officer	Attached

32	Section 1350 Certification	Attached

101	Interactive Data File	Attached