Form 10-Q
period 2012-06-30
LILLY ELI & CO
filed 2012-07-27
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED JUNE 30, 2012
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
Yes ☒ No ☐
The number of shares of common stock outstanding as of July 20, 2012:

Class	Number of Shares Outstanding
Common	1,160,425,459

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions, except per-share data)
Revenue	$5,600.7	$6,252.8	$11,202.7	$12,092.0
Cost of sales	1,146.7	1,228.0	2,344.6	2,408.1
Research and development	1,320.7	1,260.6	2,472.2	2,384.6
Marketing, selling, and administrative	1,931.1	2,043.0	3,778.6	3,828.7
Acquired in-process research and development (Note 4)	—	—	—	388.0
Asset impairments, restructuring, and other special charges (Note 5)	—	132.3	23.8	208.6
Other – net, expense (Note 13)	16.5	57.6	62.5	68.8
	4,415.0	4,721.5	8,681.7	9,286.8
Income before income taxes	1,185.7	1,531.3	2,521.0	2,805.2
Income taxes (Note 10)	262.1	334.0	586.3	552.0
Net income	$923.6	$1,197.3	$1,934.7	$2,253.2
Earnings per share – basic and diluted (Note 9)	$0.83	$1.07	$1.73	$2.02

Dividends paid per share	$0.49	$0.49	$0.98	$0.98

See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Net income	$923.6	$1,197.3	$1,934.7	$2,253.2

Other comprehensive income (loss), net of tax	(385.0)	178.9	(75.6)	660.2

Comprehensive income	$538.6	$1,376.2	$1,859.1	$2,913.4
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES

	June 30, 2012	December 31, 2011
	(Dollars in millions)
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note 6)	$4,345.8	$5,922.5
Short-term investments (Note 6)	915.7	974.6
Accounts receivable, net of allowances of $108.3 (2012) and $110.1 (2011)	3,181.7	3,597.7
Other receivables	590.0	640.2
Inventories	2,320.8	2,299.8
Prepaid expenses and other	953.3	813.4
Total current assets	12,307.3	14,248.2
Other Assets
Investments (Note 6)	4,547.6	4,029.8
Goodwill and other intangibles – net (Note 3)	5,142.8	5,128.1
Sundry	2,195.0	2,493.4
Total other assets	11,885.4	11,651.3
Property and Equipment
Land, buildings, equipment, and construction-in-progress	14,705.6	14,594.0
Less accumulated depreciation	(7,085.7)	(6,833.7)
Property and equipment, net	7,619.9	7,760.3
Total assets	$31,812.6	$33,659.8

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$9.1	$1,522.3
Accounts payable	1,201.6	1,125.2
Employee compensation	602.9	804.7
Sales rebates and discounts	1,628.6	1,771.3
Dividends payable	543.6	542.3
Income taxes payable	33.5	261.6
Other current liabilities	2,590.4	2,903.5
Total current liabilities	6,609.7	8,930.9

Other Liabilities
Long-term debt	5,500.2	5,464.7
Accrued retirement benefits (Note 11)	2,714.5	3,068.5
Long-term income taxes payable (Note 10)	1,207.5	1,086.3
Other noncurrent liabilities	1,472.8	1,573.8
Total other liabilities	10,895.0	11,193.3

Shareholders’ Equity (Notes 7 and 8)
Common stock	725.8	724.1
Additional paid-in capital	4,890.1	4,886.8
Retained earnings	15,736.2	14,897.8
Employee benefit trust	(3,013.2)	(3,013.1)
Accumulated other comprehensive loss	(3,934.2)	(3,858.6)
Noncontrolling interests	(2.5)	(6.1)
Cost of common stock in treasury	(94.3)	(95.3)
Total shareholders’ equity	14,307.9	13,535.6
Total liabilities and shareholders’ equity	$31,812.6	$33,659.8
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Six Months Ended
	June 30,
	2012	2011
	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$1,934.7	$2,253.2
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	747.9	696.5
Change in deferred income taxes	150.7	14.5
Stock-based compensation expense	65.8	74.2
Acquired in-process research and development, net of tax	—	252.2
Other changes in operating assets and liabilities	(759.8)	(89.4)
Other operating activities, net	19.2	15.2

Net Cash Provided by Operating Activities	2,158.5	3,216.4

Cash Flows from Investing Activities
Net purchases of property and equipment	(310.2)	(240.4)
Net change in short-term investments	608.7	519.0
Proceeds from sales and maturities of noncurrent investments	2,451.3	435.4
Purchases of noncurrent investments	(3,476.6)	(1,636.1)
Purchase of product rights	—	(432.8)
Loan to collaboration partner	—	(165.0)
Purchase of in-process research and development	—	(388.0)
Cash paid for acquisitions, net of cash acquired	(199.3)	—
Other investing activities, net	(111.5)	(31.4)

Net Cash Used for Investing Activities	(1,037.6)	(1,939.3)

Cash Flows from Financing Activities
Dividends paid	(1,095.0)	(1,095.3)
Net change in short-term borrowings	(14.7)	(128.5)
Repayment of long-term debt	(1,500.0)	(54.6)
Other financing activities, net	—	0.3

Net Cash Used for Financing Activities	(2,609.7)	(1,278.1)

Effect of exchange rate changes on cash and cash equivalents	(87.9)	121.3

Net (decrease) increase in cash and cash equivalents	(1,576.7)	120.3

Cash and cash equivalents at January 1	5,922.5	5,993.2

Cash and Cash Equivalents at June 30	$4,345.8	$6,113.5

See Notes to Consolidated Condensed Financial Statements

Segment Information
We operate in one significant business segment—human pharmaceutical products. Operations of the animal health business segment are not material and share many of the same economic and operating characteristics as human pharmaceutical products. Therefore, they are included with pharmaceutical products for purposes of segment reporting. Our business segments are distinguished by the ultimate end user of the product: humans or animals. Performance is evaluated based on profit or loss from operations before income taxes. Income before income taxes for the animal health business for the second quarters of 2012 and 2011 was $136.0 million and $70.0 million, respectively, and $264.0 million and $135.3 million for the six months ended June 30, 2012 and 2011, respectively.

Revenue by Category
Worldwide revenue by category was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Revenue — to unaffiliated customers:
Pharmaceutical products
Neuroscience	$1,824.5	$2,653.8	$3,728.2	$5,059.1
Endocrinology	1,704.1	1,683.6	3,395.1	3,272.5
Oncology	846.8	825.8	1,650.6	1,665.7
Cardiovascular	646.9	640.6	1,284.9	1,222.5
Other pharmaceuticals	66.2	59.5	140.9	112.9
Total pharmaceutical products	5,088.5	5,863.3	10,199.7	11,332.7
Animal health	512.2	389.5	1,003.0	759.3
Total revenue	$5,600.7	$6,252.8	$11,202.7	$12,092.0

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
Note 3: Acquisitions
Acquisitions of Businesses
On February 17, 2012, we acquired all of the outstanding stock of ChemGen Corporation, a privately-held bioscience company specializing in the development and commercialization of innovative feed enzyme products that improve the efficiency of poultry, egg, and meat production, for total purchase consideration of $206.9 million in cash. In connection with this acquisition, we preliminarily recorded $151.5 million of marketed product assets, with $55.4 million of other net assets. The final determination may result in asset and liability fair values that differ from the preliminary estimates, but it is not expected that these differences will be material to our consolidated financial statements.
On July 7, 2011, we acquired the animal health business of Janssen Pharmaceutica NV, a Johnson & Johnson company, for total purchase consideration of $307.8 million in cash. We obtained a portfolio of more than 50 animal health products. In connection with this acquisition, we recorded $234.4 million of marketed product assets and $29.6 million of acquired in-process research and development (IPR&D) assets, with $43.8 million of other net assets.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Net product sales	$5,455.5	$6,086.5	$10,869.3	$11,776.4
Collaboration and other revenue	145.2	166.3	333.4	315.6
Total revenue	$5,600.7	$6,252.8	$11,202.7	$12,092.0
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Net product sales	$28.7	$18.0	$62.7	$45.0
Collaboration and other revenue	81.4	82.1	160.6	159.0
Total revenue	$110.1	$100.1	$223.3	$204.0
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
Exenatide
In November 2011, we agreed with Amylin Pharmaceuticals, Inc. (Amylin) to terminate our collaborative arrangement for the joint development, marketing, and selling of Byetta® (exenatide injection) and other forms of exenatide such as Bydureon™ (exenatide extended-release for injectable suspension). Under the terms of the termination agreement, Amylin made a one-time, upfront payment to us of $250.0 million. Amylin also agreed to make future revenue-sharing payments to us in an amount equal to 15.0 percent of their global net sales of exenatide products until Amylin has made aggregate payments to us of $1.20 billion plus interest, which accrues at 9.5 percent. Amylin issued a secured note in the amount of $1.20 billion to us under which any revenue-sharing payments made to us will reduce amounts outstanding under the note. In general, Amylin’s obligation, which may be prepaid at any time, for the revenue-sharing payments and the secured note will terminate if all exenatide products are withdrawn from the market due to safety or efficacy issues and are not sold for a period of four years. Amylin will also pay a $150.0 million milestone to us contingent upon FDA approval of a once-monthly suspension version of exenatide that is currently in Phase II clinical trials.
Commercial operations were transferred to Amylin in the U.S. at the end of November 2011, although we continue to provide certain transition services. Outside the U.S., we will transfer responsibility for commercialization of exenatide to Amylin on a market-by-market basis over a period beginning no earlier than the first half of 2013 and that will not extend beyond December 31, 2013.
Payments received from Amylin are allocated 65 percent to the U.S., which is treated as a contract termination, and 35 percent to the business outside the U.S., which will be treated as the disposition of a business. The allocation was based upon relative fair values. Revenue-sharing payments will be recognized as income as Amylin records sales. The income allocated to the U.S. is recognized as collaboration and other revenue, and the income allocated to the business outside the U.S. will be recognized as proceeds from the disposition of a business in other–net, expense in our consolidated condensed income statement beginning at the time control of the business transfers to Amylin. If there are prepayments, the 65 percent allocated to the U.S. would be recognized as income immediately and the 35 percent allocated to the business outside the U.S. would be recognized at the time control of the business transfers. The amounts we may receive pursuant to the revenue-sharing arrangement represent contingent consideration and, therefore, do not qualify for recognition as income until the contingency is resolved and the amount becomes fixed or determinable. As a consequence, the note has not been recognized in our consolidated condensed balance sheet.
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

The following table summarizes the revenue recognized with respect to exenatide:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Net product sales	$53.1	$44.7	$101.6	$85.5
Collaboration and other revenue	14.1	59.2	65.4	120.2
Total revenue	$67.2	$103.9	$167.0	$205.7

In accordance with the prior arrangement and pursuant to Amylin’s request, in the second quarter of 2011 we loaned Amylin $165.0 million. Interest on this loan is to be received quarterly and all outstanding principal and interest is due the earlier of five years from the date of the advance or immediately upon a change in control of Amylin.
Cymbalta®
Boehringer Ingelheim
We were in a collaborative arrangement with Boehringer Ingelheim (Boehringer) to jointly develop, market, and promote Cymbalta (duloxetine) outside the U.S. and Japan. Pursuant to the terms of the agreement, we generally shared equally in development, marketing, and selling expenses, and paid Boehringer a commission on sales in the co-promotion territories. We manufactured the product for all territories. Reimbursements or payments for the cost sharing of marketing, selling, and administrative expenses were recorded in the respective expense line items in the consolidated condensed statements of operations. The commission paid to Boehringer was recorded in marketing, selling, and administrative expenses. In March 2010, the parties agreed to terminate this agreement, and we reacquired the exclusive rights to develop and market duloxetine for all indications in countries outside the U.S. and Japan. In connection with the termination, we paid Boehringer approximately $400 million and will also pay to Boehringer a percentage of our sales of duloxetine in these countries through the end of 2012 as consideration for the rights acquired. We record these costs as intangible assets, which will be amortized to marketing, selling, and administrative expenses using the straight-line method over the life of the original agreement, which is through 2015.
Quintiles
We were in a collaborative arrangement with Quintiles Transnational Corp. (Quintiles) to jointly market and promote Cymbalta in the U.S. Pursuant to the terms of the agreement, Quintiles shared in the costs to co-promote Cymbalta with us and received a commission based upon net product sales. Quintiles’ obligation to promote Cymbalta expired during 2009, and we pay a lower commission for three years after completion of their promotion efforts. The commissions paid to Quintiles are recorded in marketing, selling, and administrative expenses.
Effient®
We are in a collaborative arrangement with Daiichi Sankyo Company, Limited (D-S) to develop, market, and promote Effient. We and D-S have agreed to co-promote in certain territories (including the U.S. and five major European markets), while we have exclusive marketing rights in certain other territories. D-S has exclusive marketing rights in Japan. The parties share approximately 50/50 in the profits, as well as in the costs of development and marketing in the co-promotion territories. A third party manufactures bulk product, and we produce the finished product for our exclusive and co-promotion territories. We record product sales in our exclusive and co-promotion territories. In our exclusive territories, we pay D-S a royalty specific to these territories. Profit share payments made to D-S are recorded as marketing, selling, and administrative expenses. All royalties paid to D-S and the third-party manufacturer are recorded in cost of sales. Worldwide Effient sales were $111.0 million and $71.7 million in the quarters ended June 30, 2012 and 2011, respectively, and $226.9 million and $128.0 million in the six months ended June 30, 2012 and 2011, respectively.
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
In connection with the approval of linagliptin in the U.S., Japan, and Europe, in 2011 we paid $478.7 million in success-based regulatory milestones, all of which were capitalized as intangible assets and are being amortized to cost of sales. We may pay up to €300.0 million in additional success-based regulatory milestones for empagliflozin. We will be eligible to receive up to a total of $650.0 million in success-based regulatory milestones on our two insulin products. Should Boehringer elect to opt in to the Phase III development and potential commercialization of the anti-TGF-beta monoclonal antibody, we would be eligible for up to $525.0 million in opt-in and success-based regulatory milestone payments. The companies share ongoing development costs equally. The companies also share in the commercialization costs and gross margin for any product resulting from the collaboration that receives regulatory approval. We record our portion of the gross margin as collaboration and other revenue, and we record our portion of the commercialization costs as marketing, selling, and administrative expense. Each company will also be entitled to potential performance payments on sales of the molecules they contribute to the collaboration. Revenue related to this collaboration was not significant for the three and six months ended June 30, 2012 and 2011.
Solanezumab
We have an agreement with an affiliate of TPG-Axon Capital (TPG) whereby both we and TPG were obligated to fund the Phase III development of solanezumab. Under the agreement, TPG’s obligation to fund solanezumab costs was not material and ended in the first half of 2011. In exchange for their funding, TPG may receive success-based sales milestones totaling approximately $70 million and mid-single digit royalties that are contingent upon the successful development of solanezumab. The royalties relating to solanezumab would be paid for approximately eight years after launch of a product.
Summary of Collaboration-Related Commission and Profit Share Payments
The aggregate amount of commission and profit share payments included in marketing, selling, and administrative expense pursuant to the collaborations described above was $73.7 million and $51.5 million in the quarters ended June 30, 2012 and 2011, respectively, and $145.8 million and $96.9 million in the six months ended June 30, 2012 and 2011, respectively.

Note 5: Asset Impairments, Restructuring, and Other Special Charges
We recognized asset impairments, restructuring, and other special charges of $23.8 million for the first six months of 2012, primarily consisting of a change in our estimates of returned product related to the withdrawal of Xigris® from the market during the fourth quarter of 2011.
We recognized restructuring charges, primarily related to severance costs, of $132.3 million and $208.6 million in the second quarter and first six months of 2011, respectively, as a result of the 2009 initiative to reorganize global operations, streamline various functions of the business, and reduce total employees, as well as other previously announced strategic actions to reduce our cost structure.
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
We may enter into foreign currency forward contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, and the Japanese yen). Foreign currency derivatives used for hedging are entered into with the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other — net, expense. We may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2012, we had outstanding foreign currency forward commitments to purchase 268.4 million U.S. dollars and sell 215.0 million euro, commitments to buy 908.0 million euro and sell 1.14 billion U.S. dollars, and commitments to purchase 307.4 million British pounds and sell 381.4 million euro, which will all settle within 30 days.
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
Interest rate swaps or collars that convert our fixed-rate debt or investments to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating rate debt or investments to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. At June 30, 2012, approximately 100 percent of our total debt is at a fixed rate. We have converted approximately 60 percent of our fixed-rate debt to floating rates through the use of interest rate swaps.
We may enter into forward contracts and designate them as cash flow hedges to limit the potential volatility of earnings and cash flow associated with forecasted sales of available-for-sale securities.

The Effect of Risk-Management Instruments on the Consolidated Condensed Statement of Operations
The following effects of risk-management instruments were recognized in other—net, expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Fair value hedges
Effect from hedged fixed-rate debt	$97.6	$63.5	$31.7	$10.2
Effect from interest rate contracts	(97.6)	(63.5)	(31.7)	(10.2)
Cash flow hedges
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	2.2	2.3	4.4	4.5
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	18.0	20.7	(14.8)	50.7
The effective portion of net gains on equity contracts in designated cash flow hedging relationships recorded in other comprehensive income (loss) was $35.8 million and $25.8 million for the three and six months ended June 30, 2011, respectively. There have been no equity contracts in designated cash flow hedging relationships in 2012.
We expect to reclassify $9.0 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on floating rate debt from accumulated other comprehensive loss to earnings during the next 12 months.
During the three and six months ended June 30, 2012 and 2011, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at June 30, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
Description	Carrying Amount	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in millions)
June 30, 2012
Cash and cash equivalents	$4,345.8	$4,345.8	$4,315.9	$29.9	$	$4,345.8

Short-term investments
U.S. government and agencies	$68.6	$68.6	$68.6	$	$	$68.6
Corporate debt securities	836.9	836.0		836.9		836.9
Other securities	10.2	10.2		10.2		10.2
Short-term investments	$915.7	$914.8

Noncurrent investments
U.S. government and agencies	$928.6	$926.7	$928.6	$	$	$928.6
Corporate debt securities	2,319.6	2,309.3		2,319.6		2,319.6
Mortgage-backed	534.5	563.2		534.5		534.5
Asset-backed	361.5	367.7		361.5		361.5
Other securities	3.2	3.2		3.2		3.2
Marketable equity	212.3	106.3	212.3			212.3
Equity method and other investments(1)	187.9	187.9
Noncurrent investments	$4,547.6	$4,464.3

December 31, 2011
Cash and cash equivalents	$5,922.5	$5,922.5	$5,264.6	$657.9	$	$5,922.5

Short-term investments
U.S. government and agencies	$362.3	$362.3	$362.3	$	$	$362.3
Corporate debt securities	600.7	601.1		600.7		600.7
Other securities	11.6	11.6		11.6		11.6
Short-term investments	$974.6	$975.0

Noncurrent investments
U.S. government and agencies	$908.8	$901.3	$908.8	$	$	$908.8
Corporate debt securities	2,081.3	2,093.3		2,081.3		2,081.3
Mortgage-backed	443.8	479.1		443.8		443.8
Asset-backed	245.0	253.2		245.0		245.0
Other securities	10.0	11.9		8.7	1.3	10.0
Marketable equity	180.8	107.5	180.8			180.8
Equity method and other investments(1)	160.1	160.1
Noncurrent investments	$4,029.8	$4,006.4
(1) — Fair value not applicable

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in millions)
Long-term debt, including current portion
June 30, 2012	$(5,509.3)	$	$(6,031.4)	$	$(6,031.4)
December 31, 2011	$(6,981.5)	$	$(7,451.5)	$	$(7,451.5)

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(Dollars in millions)
June 30, 2012
Risk-management instruments
Interest rate contracts designated as hedging instruments
Sundry	$569.6	$	$569.6	$	$569.6
Foreign exchange contracts not designated as hedging instruments
Other receivables	7.0		7.0		7.0
Other current liabilities	(17.3)		(17.3)		(17.3)

December 31, 2011
Risk-management instruments
Interest rate contracts designated as hedging instruments
Other receivables	$6.1	$	$6.1	$	$6.1
Sundry	531.7		531.7		531.7
Foreign exchange contracts not designated as hedging instruments
Other receivables	16.2		16.2		16.2
Other current liabilities	(25.9)		(25.9)		(25.9)
The fair value of the contingent consideration liability related to prior acquisitions, a Level 3 measurement in the fair value hierarchy, was $73.3 million and $121.6 million as of June 30, 2012 and December 31, 2011, respectively. The decrease in the fair value of the contingent consideration was primarily due to a $50.0 million approval milestone that was paid for Amyvid™ in the second quarter of 2012.
We determine fair values based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. The fair value of equity method investments and other investments is not readily available.
Approximately $4.28 billion of our investments in debt securities, measured at fair value, will mature within five years.

A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Unrealized gross gains	$136.0	$103.0
Unrealized gross losses	51.8	80.0
Fair value of securities in an unrealized gain position	3,628.1	2,498.9
Fair value of securities in an unrealized loss position	1,469.4	2,164.4
Other-than-temporary impairment losses on fixed income securities of $3.7 million and $7.4 million were recognized in the statement of operations for the three and six months ended June 30, 2012, respectively, compared with $6.6 million and $7.1 million for the same periods in 2011. The amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing the credit loss were the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration.
The securities in an unrealized loss position include fixed-rate debt securities of varying maturities. The value of fixed income securities is sensitive to changes in the yield curve and other market conditions. Approximately 90 percent of the securities in a loss position are investment-grade debt securities. At this time, there is no indication of default on interest or principal payments for debt securities other than those for which an other-than-temporary impairment charge has been recorded. We do not intend to sell and it is not more likely than not we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and we have concluded that no additional other-than-temporary loss is required to be charged to earnings as of June 30, 2012.
Activity related to our available-for-sale investment portfolio was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Proceeds from sales	$1,251.9	$237.6	$3,635.3	$498.5
Realized gross gains on sales	13.2	48.6	26.9	88.0
Realized gross losses on sales	2.5	1.6	5.2	5.1
Realized gains and losses on sales of available-for-sale securities are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Note 7: Stock-Based Compensation
Our stock-based compensation expense consists primarily of performance awards (PAs), shareholder value awards (SVAs), and restricted stock units (RSUs). We recognized pretax stock-based compensation cost of $34.8 million and $36.3 million in the second quarter of 2012 and 2011, respectively. In the first six months of 2012 and 2011, we recognized pretax stock-based compensation expense of $65.8 million and $74.2 million, respectively.
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain earnings per share targets over a two-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement period. As of June 30, 2012, the total remaining unrecognized compensation cost related to nonvested PAs amounted to $28.1 million, which will be amortized over the weighted-average remaining requisite service period of approximately 13 months.
SVAs are granted to officers and management and are payable in shares of common stock at the end of a three-year period. The number of shares actually issued varies depending on our stock price at the end of the three-year vesting period compared to pre-established target prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. As of June 30, 2012, the total remaining unrecognized compensation cost related to nonvested SVAs amounted to $71.7 million, which will be amortized over the weighted-average remaining requisite service period of approximately 24 months.

RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, typically three years. As of June 30, 2012, the total remaining unrecognized compensation cost related to nonvested RSUs amounted to $79.2 million, which will be amortized over the weighted-average remaining requisite service period of 25 months.
Note 8: Shareholders’ Equity
As of June 30, 2012, we have $419.2 million remaining to purchase of our previously announced $3.00 billion share repurchase program. We did not acquire any shares pursuant to this program during the first six months of 2012. During the second quarter, the board of directors authorized the resumption of this share repurchase program. We expect to complete this program during the remainder of 2012.
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
Note 11: Retirement Benefits
Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$64.1	$58.1	$127.1	$117.0
Interest cost	112.7	112.2	225.7	224.0
Expected return on plan assets	(170.3)	(171.7)	(341.4)	(343.3)
Amortization of prior service cost	0.8	2.4	1.7	4.6
Recognized actuarial loss	71.0	49.3	141.9	98.8
Net periodic benefit cost	$78.3	$50.3	$155.0	$101.1

	Retiree Health Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Components of net periodic benefit cost
Service cost	$15.9	$14.0	$32.3	$28.8
Interest cost	28.5	29.5	57.0	59.0
Expected return on plan assets	(31.8)	(31.8)	(63.6)	(63.8)
Amortization of prior service cost	(8.8)	(10.7)	(17.5)	(21.5)
Recognized actuarial loss	24.6	22.1	48.3	44.3
Net periodic benefit cost	$28.4	$23.1	$56.5	$46.8
On a global basis, we have contributed approximately $50 million required to satisfy minimum funding requirements to our defined benefit pension plans in 2012. In addition, we have contributed approximately $300 million of discretionary funding to our global post-retirement benefit plans in 2012. During the remainder of 2012, we expect to make contributions to our defined benefit pension plans of approximately $20 million to satisfy minimum funding requirements. We do not anticipate making any additional discretionary contributions in 2012.
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
Patent Litigation
We are engaged in U.S. patent litigation matters involving Alimta brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984). Teva Parenteral Medicines, Inc. (Teva); APP Pharmaceuticals, LLC (APP); and Barr Laboratories, Inc. (Barr) each submitted ANDAs seeking approval to market generic versions of Alimta prior to the expiration of the relevant U.S. patents and data-based pediatric exclusivity period (compound patent licensed from the Trustees of Princeton University and expiring in 2017, concomitant nutritional supplement use patent expiring in 2022) and alleging the patents are invalid. We, along with Princeton, filed lawsuits in the U.S. District Court for the District of Delaware against Teva, APP, and Barr seeking rulings that the compound patent is valid and infringed. In July 2011, the district court entered judgment in our favor, upholding that patent’s validity. The generic manufacturers' appeal of this decision was heard by the U.S. Court of Appeals for the Federal Circuit (CAFC) in June 2012; and we are awaiting the CAFC's ruling. In October 2010, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against Teva, APP, Pliva Hrvatska D.O.O., and Barr seeking rulings that our concomitant nutritional supplement use patent is valid and infringed. No trial date has yet been set. In January 2012 and April 2012, we filed similar lawsuits against Accord Healthcare Inc. and Apotex Inc., respectively.
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
Zyprexa® Litigation
We are a defendant in approximately 15 Zyprexa product liability lawsuits in the U.S. covering approximately 75 plaintiffs. The lawsuits allege a variety of injuries from the use of Zyprexa, with the majority alleging that the product caused or contributed to diabetes or high blood-glucose levels. The claims seek substantial compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the claims also allege that we improperly promoted the drug. Approximately 10 of the lawsuits, covering about 10 plaintiffs, are part of a Multi-District Litigation (MDL) proceeding in the Federal District Court for the Eastern District of New York (EDNY) (MDL No. 1596). One case has been scheduled for trial in California state court in June 2013. We are prepared to continue our vigorous defense of Zyprexa in all these lawsuits and claims.
Byetta Litigation
We have been named as a defendant in approximately 110 lawsuits involving approximately 490 plaintiffs, primarily seeking to recover damages for pancreatitis experienced by patients prescribed Byetta. We are aware of approximately 510 additional claimants who have not yet filed suit. Approximately 100 of these lawsuits, covering about 475 plaintiffs, are filed in California and coordinated in a Los Angeles Superior Court. We believe these claims are without merit and are prepared to defend against them vigorously.
Diethylstilbestrol Litigation
In approximately 90 U.S. lawsuits against us involving approximately 90 claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who were prescribed diethylstilbestrol (DES) during pregnancy in the 1950s and 1960s. Approximately 80 of these claimants allege that they were indirectly exposed in utero to the medicine and later developed breast cancer as a consequence. Five cases involving five plaintiffs who developed breast cancer are scheduled for trial in the U.S. District Court of Massachusetts in January 2013. We believe these claims are without merit and are prepared to defend against them vigorously.
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
Note 13: Other - Net, Expense
Other–net, expense comprised the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Interest expense	$43.0	$45.1	$88.3	$90.9
Interest income	(27.2)	(17.8)	(53.3)	(33.3)
Other	0.7	30.3	27.5	11.2
Other-net, expense	$16.5	$57.6	$62.5	$68.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Results
Executive Overview
Financial Results
Worldwide total revenue decreased 10 percent and 7 percent to $5.60 billion and $11.20 billion for the second quarter and first six months of 2012, respectively, primarily driven by steep sales declines for Zyprexa due to the loss of patent exclusivity in most major markets outside of Japan, partially offset by growth in Cymbalta, Alimta, Forteo®, Effient, and our animal health portfolio. Net income for the second quarter and first six months of 2012 decreased 23 percent and 14 percent, to $923.6 million and $1.93 billion, respectively. Earnings per share (EPS) for the second quarter and first six months of 2012 decreased 22 percent and 14 percent to $0.83 per share and $1.73 per share, respectively, compared with the same periods of 2011. The decline in net income and EPS for both periods was driven by lower gross margins attributable to the Zyprexa sales declines. Net income and EPS comparisons for both periods benefited from the impact of the asset impairments, restructuring, and other special charges incurred in 2011, and the comparison for the first six months benefited from the acquired in-process research and development (IPR&D) charge incurred in 2011, all described below.
2012
Asset Impairments, Restructuring, and Other Special Charges (Note 5)

•
We recognized asset impairments, restructuring, and other special charges of $23.8 million (pretax), or $0.01 per share in the first quarter, primarily related to changes in returns reserve estimates for the withdrawal of Xigris.

2011
Collaborations (Note 4)

•
We incurred acquired an IPR&D charge in the first quarter associated with the diabetes collaboration with Boehringer Ingelheim (Boehringer) of $388.0 million (pretax), which decreased earnings per share by $0.23.

Asset Impairments, Restructuring, and Other Special Charges (Note 5)

•
We recognized asset impairments, restructuring, and other special charges of $132.3 million (pretax), or $0.11 per share in the second quarter, and $208.6 million (pretax), or $0.17 per share, for the first six months, respectively, primarily related to severance costs from previously announced strategic actions.

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

Empagliflozin-BI10773 (Q3 2010) – a sodium glucose co-transporter (SGLT-2) inhibitor for the treatment of type 2 diabetes (in collaboration with Boehringer Ingelheim)
Enzastaurin (Q1 2006) – a small molecule for the treatment of diffuse large B-cell lymphoma
Ixekizumab* (Q4 2011) – a monoclonal antibody for the treatment of psoriasis
Necitumumab* (Q4 2009) – a fully human monoclonal antibody for the treatment of squamous non-small cell lung cancer (NSCLC) (in collaboration with Bristol-Myers Squibb)
New insulin glargine product (Q3 2011) – a new insulin glargine product for the treatment of type 1 and type 2 diabetes (in collaboration with Boehringer Ingelheim)
Novel basal insulin analog* (Q4 2011) – a novel basal insulin for the treatment of type 1 and type 2 diabetes (in collaboration with Boehringer Ingelheim)
Pomaglumetad Methionil (Q1 2011) – a metabotropic glutamate 2/3 (mGlu 2/3) receptor agonist for the treatment of schizophrenia
Ramucirumab* (Q4 2009) – a monoclonal antibody for the treatment of metastatic breast, gastric, liver, NSCLC, and colorectal cancers
Solanezumab* (Q2 2009) – an amyloid beta (Aß) antibody for the treatment of Alzheimer’s disease
Tabalumab* (Q4 2010) – an anti-BAFF monoclonal antibody for the treatment of lupus and rheumatoid arthritis.

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
The following are late-stage pipeline updates since January 1, 2012:
Florbetapir – On April 6, 2012, the FDA approved Amyvid™ (florbetapir), a radioactive diagnostic agent indicated for brain imaging of beta-amyloid plaques in patients with cognitive impairment who are being evaluated for Alzheimer’s disease and other causes of cognitive decline. In June 2012, Amyvid became available to a limited number of imaging centers.
Linagliptin – In January 2012, the FDA approved Jentadueto™, a combination of linagliptin and metformin for the treatment of adults with type 2 diabetes (in collaboration with Boehringer Ingelheim). In July 2012, it was also approved by the European Commission.
Pomaglumetad Methionil - In July 2012, we announced negative clinical trial results from study H8Y-MC-HBBM (HBBM) investigating pomaglumetad methionil for the treatment of patients suffering an acute exacerbation of schizophrenia. Data from two other ongoing studies are expected later this year and will help inform decisions on the future development of this molecule.
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
Legal, Regulatory, and Other Matters
The enactment of the “Patient Protection and Affordable Care Act” (PPACA) and “The Health Care and Education Reconciliation Act of 2010” in March 2010 brought significant changes to U.S. health care. These changes began to affect our financial results in the first quarter of 2010 and will continue to have significant impact on our results in the future. In June 2012, the U.S. Supreme Court upheld most aspects of PPACA.  The individual mandate was found to be constitutional; however, the Court prohibited the Department of Health and Human Services from enforcing the Medicaid expansion in PPACA.  Effectively, this makes the Medicaid expansion voluntary; we do not expect this to have a material impact on our consolidated results of operations.
The continuing prominence of U.S. budget deficits as both a policy and political issue increases the risk that taxes,

fees, rebates, or other federal measures that would further reduce pharmaceutical companies’ revenue or increase expenses may be enacted. Certain other federal and state health care proposals, including state price controls, continue to be debated, and could place downward pressure on pharmaceutical industry sales or prices. These federal and state proposals, or state price pressures, could have a material adverse effect on our consolidated results of operations.
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
International operations also are generally subject to extensive price and market regulations. There are proposals for cost-containment measures pending in a number of countries, including proposals that would directly or indirectly impose additional price controls, limit access to or reimbursement for our products, or reduce the value of our intellectual property protection. Such proposals are expected to increase in both frequency and impact, given the pressures on national and regional health care budgets as a result of austerity measures being pursued in a number of countries.
Revenue
Revenue decreased 10 percent and 7 percent, to $5.60 billion and $11.20 billion, for the second quarter and first six months of 2012, respectively. The 10 percent revenue decline was comprised of a decrease of 9 percent due to lower volume and 2 percent due to the unfavorable effect of foreign exchange rates, partially offset by an increase of 1 percent due to price. For the first six months of 2012, the 7 percent revenue decline was comprised of a decrease of 8 percent due to lower volume and 1 percent due to the unfavorable effect of foreign exchange rates, partially offset by an increase of 2 percent due to price. The decrease in volume was driven by the loss of patent exclusivity for Zyprexa in most major markets, partially offset by volume gains for other products. Total revenue in the U.S. decreased 10 percent and 5 percent, to $3.01 billion and $6.10 billion, for the second quarter and first six months of 2012, respectively, due to the loss of patent exclusivity for Zyprexa, partially offset by higher prices and, to a lesser extent, increased demand in other products. Revenue outside the U.S. decreased 11 percent and 10 percent, to $2.59 billion and $5.11 billion, for the second quarter and first six months of 2012, respectively, driven by the loss of patent exclusivity for Zyprexa in markets outside of Japan, partially offset by increased demand in other products.

The following table summarizes our revenue activity for the three- and six-month periods ended June 30, 2012 and 2011:

				Three Months Ended
	Three Months Ended				Percent Change from
	June 30, 2012			June 30, 2011
Product	U.S.[1]	Outside U.S.	Total[2]	Total	2011
	(Dollars in millions)
Cymbalta	$955.0	$268.1	$1,223.1	$1,003.4	22%
Alimta	279.3	380.2	659.5	613.4	8%
Humalog®	353.6	259.8	613.4	586.9	4%
Animal health products	304.6	207.6	512.2	389.5	32%
Cialis®	186.6	282.9	469.5	477.2	(2)%
Zyprexa	29.8	349.7	379.5	1,408.3	(73)%
Humulin®	142.1	160.9	303.0	311.8	(3)%
Forteo	118.2	158.2	276.4	231.0	20%
Evista®	182.4	83.5	265.9	263.5	1%
Strattera®	93.5	59.5	153.0	157.7	(3)%
Effient	81.0	30.0	111.0	71.7	55%
Other pharmaceutical products	168.0	321.1	489.1	572.1	(15)%
Total net product sales	2,894.1	2,561.5	5,455.6	6,086.5	(10)%
Collaboration and other revenue[3]	118.2	26.9	145.1	166.3	(13)%
Total revenue	$3,012.3	$2,588.4	$5,600.7	$6,252.8	(10)%

	Six Months Ended			Six Months Ended	Percent Change from
	June 30, 2012			June 30, 2011
Product	U.S.[1]	Outside U.S.	Total[2]	Total	2011
	(Dollars in millions)
Cymbalta	$1,812.6	$525.4	$2,338.0	$1,912.1	22%
Alimta	535.9	730.4	1,266.3	1,193.3	6%
Humalog	702.0	501.6	1,203.6	1,112.3	8%
Animal health products	574.3	428.7	1,003.0	759.3	32%
Zyprexa	232.6	709.5	942.1	2,690.1	(65)%
Cialis	365.4	565.9	931.3	911.6	2%
Humulin	297.2	313.5	610.7	601.7	2%
Forteo	240.1	307.6	547.7	447.0	23%
Evista	354.1	168.0	522.1	529.6	(1)%
Strattera	198.3	113.6	311.9	296.4	5%
Effient	170.8	56.1	226.9	128.0	77%
Other pharmaceutical products	334.6	631.1	965.7	1,195.0	(19)%
Total net product sales	5,817.9	5,051.4	10,869.3	11,776.4	(8)%
Collaboration and other revenue[3]	279.3	54.1	333.4	315.6	6%
Total revenue	$6,097.2	$5,105.5	$11,202.7	$12,092.0	(7)%

[1]	U.S. revenue includes revenue in Puerto Rico.

[2]	Numbers may not add due to rounding.

[3]	Collaboration and other revenue consists primarily of Erbitux royalties and revenue associated with exenatide in the U.S.

Product Highlights
U.S. sales of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and in the U.S. for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, increased 26 percent and 25 percent during the second quarter and the first six months of 2012, respectively. The increases were due to higher prices and increased demand. Sales outside the U.S. increased 9 percent and 14 percent during second quarter and the first six months of 2012, respectively, driven primarily by increased demand, partially offset by the unfavorable impact of foreign exchange rates.
U.S. sales of Alimta, a treatment for various cancers, increased 11 percent in both the second quarter and the first six months of 2012, driven by higher prices and increased demand. Sales outside the U.S. increased 5 percent and 3 percent in the second quarter and the first six months of 2012, respectively, due to increased demand, partially offset by lower prices in Japan and the unfavorable impact of foreign exchange rates.
U.S. sales of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 4 percent and 9 percent in the second quarter and the first six months of 2012, respectively, driven by higher prices. U.S. sales of Humalog have been negatively impacted by the product's removal from a large formulary in 2012. Sales outside the U.S. increased 6 percent and 7 percent in the second quarter and the first six months of 2012, respectively, due to increased demand, partially offset by unfavorable impact of foreign exchange rates.
U.S. sales of Cialis, a treatment for erectile dysfunction, increased 3 percent and 8 percent in the second quarter and the first six months of 2012, respectively, driven by higher prices and increased demand. Sales outside the U.S. decreased 5 percent and 1 percent in the second quarter and the first six months of 2012, respectively, driven by the unfavorable impact of foreign exchange rates, partially offset by increased demand and higher prices.
U.S. sales of Zyprexa, a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance, decreased 96 percent and 82 percent in the second quarter and the first six months of 2012, respectively. Sales outside the U.S. decreased 50 percent and 49 percent in the second quarter and the first six months of 2012, respectively. The decreases were due to the loss of patent exclusivity in the U.S. and most major international markets outside of Japan.
U.S. sales of Humulin, an injectable human insulin for the treatment of diabetes, decreased 3 percent in the second quarter driven primarily by decreased demand, partially offset by higher prices, and increased 8 percent in the first six months of 2012 driven by higher prices, partially offset by decreased demand. U.S. sales of Humulin have been negatively impacted by the product's removal from a large formulary in 2012, as well as the continued decline in the market for human insulin. Sales outside the U.S. decreased 3 percent and 4 percent in the second quarter and the first six months of 2012, respectively, driven primarily by the unfavorable impact of foreign exchange rates.
U.S. sales of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in postmenopausal women and men, increased 7 percent and 8 percent in the second quarter and the first six months of 2012, respectively, due to higher prices, and for the first six months, partially offset by decreased demand. Sales outside the U.S. increased 31 percent and 37 percent in the second quarter and the first six months of 2012, respectively, due to increased demand in Japan.
U.S. sales of Evista, a product for the prevention and treatment of osteoporosis in postmenopausal women and for reduction of risk of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer, increased 5 percent and 2 percent in the second quarter and the first six months of 2012, respectively, driven by higher prices partially offset by decreased demand. Sales outside the U.S. decreased 6 percent and 7 percent in the second quarter and the first six months of 2012, respectively, driven by decreased demand and the unfavorable impact of foreign exchange rates, partially offset by higher prices.
U.S. sales of Strattera, a treatment for attention-deficit hyperactivity disorder in children, adolescents, and in the U.S. in adults, decreased 5 percent in the second quarter due to decreased demand, and increased 7 percent in the first six months of 2012 due to higher prices. Sales outside the U.S. remained relatively flat and increased 2 percent during the second quarter and for the first six months of 2012, respectively.
U.S. sales of Effient, a product for the reduction of thrombotic cardiovascular events (including stent thrombosis) in patients with acute coronary syndrome who are managed with an artery-opening procedure known as percutaneous coronary intervention (PCI), including patients undergoing angioplasty, atherectomy, or stent placement, increased 56 percent and 82 percent in the second quarter and the first six months of 2012, respectively, driven by increased demand and, to a lesser extent, higher prices. Sales outside the U.S. increased 52 percent and 65 percent in the second quarter and the first six months of 2012, respectively, due to increased demand in Europe.
We report as revenue for Erbitux, a product approved to treat various cancers, the net royalties received from our collaboration partners and our product sales. Our revenues increased 10 percent, to $110.0 million, and increased 9 percent, to $223.3 million, in the second quarter and the first six months of 2012, respectively.
Animal health product sales in the U.S. increased 40 percent and 36 percent in the second quarter and the first six months of 2012, respectively, due primarily to increased demand for companion animal products and, to a lesser extent, higher prices. Sales outside the U.S. increased 21 percent and 27 percent in the second quarter and the first six months of 2012, respectively, driven primarily by the impact of the acquisition of certain Janssen animal health assets in Europe, as well as growth of other products.
Gross Margin, Costs, and Expenses
Gross margin as a percent of total revenue decreased by 0.9 percentage points, to 79.5 percent, for the second quarter and 1.0 percentage point, to 79.1 percent, for the first six months of 2012. The decreases in gross margin percent were primarily due to lower sales of Zyprexa, largely offset by the impact of foreign exchange rates on international inventories sold, which decreased cost of sales in the second quarter and first six months of 2012 and increased cost of sales in the second quarter and first six months of 2011.
Marketing, selling, and administrative expenses decreased 5 percent and 1 percent, to $1.93 billion and $3.78 billion, for the second quarter and first six months of 2012, respectively, driven primarily by lower marketing expense. Research and development expenses increased 5 percent and 4 percent, to $1.32 billion and $2.47 billion, for the second quarter and first six months of 2012, respectively, driven by expenses related to late-stage clinical trial costs.
No acquired IPR&D charges were incurred in the first six months of 2012, compared with $388.0 million for the same period in 2011, all of which was associated with the diabetes collaboration with Boehringer. We incurred $23.8 million of asset impairments, restructuring, and other special charges for the first quarter of 2012, compared with $132.3 million for the second quarter and $208.6 million for the first six months of 2011, respectively. See Notes 4 and 5 to the consolidated condensed financial statements for additional information.
Other—net, expense was a net expense of $16.5 million and $62.5 million for the second quarter and first six months of 2012, respectively, compared with net expense of $57.6 million and $68.8 million for the same respective periods in 2011. The decrease in other net expense was driven by the the second quarter 2011 partial impairment of the acquired IPR&D asset related to liprotamase, partially offset by gains on the disposition of investment securities in 2011.
The effective tax rate was 22.1 percent and 23.3 percent for the second quarter and first six months of 2012, respectively, compared with an effective tax rate of 21.8 percent and 19.7 percent for the same respective periods in 2011. The effective tax rate for the second quarter of 2012 reflects the expiration of the R&D tax credit in the U.S. at the end of 2011, while the tax rate for the same period in 2011 reflects a lower tax benefit on restructuring charges. For the first six months of 2012, the increase in the effective tax rate was also impacted by the tax benefit of the 2011 IPR&D charge associated with the Boehringer diabetes collaboration.
Financial Condition
As of June 30, 2012, cash, cash equivalents, and short-term investments totaled $5.26 billion compared with $6.90 billion at December 31, 2011. The cash, cash equivalents, and short-term investments decreased as cash flow from operations of $2.16 billion was more than offset by the maturity and repayment of long-term debt of $1.50 billion, dividends paid of $1.10 billion, and net increases in investment securities with maturities extending beyond one year of $1.03 billion.
Total debt as of June 30, 2012 decreased by $1.48 billion compared with December 31, 2011, to $5.51 billion, due primarily to the previously mentioned long-term debt maturity and payment of $1.50 billion. Our current debt ratings from Standard & Poor’s and Moody’s are AA- and A2, respectively.
The U.S. economy continued to show mixed signals within the quarter, highlighting the present challenges. U.S. economic data were mixed in the quarter, with positive releases overshadowed by, among other things, slowing gross domestic product and slowing employment growth. Worries in Europe continue to encompass the entirety of the Eurozone, in spite of the fact that during the quarter European leaders reached several agreements at the EU summit aimed at containing the growing threat. Despite the uncertainty, we have not experienced an overall deterioration of accounts receivable collection in Europe. Our largest exposure to loss remains with the public sector in certain Southern European countries; however, we consider this exposure to be immaterial. We continue to monitor the potential impacts of the economic environment; the creditworthiness of our wholesalers and other customers, including foreign government backed agencies and suppliers; the uncertain impact of recent health care legislation; and various international government funding levels. Currently, we believe economic conditions in Europe will not have a material impact on our liquidity.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including dividends, debt service, capital expenditures, and share repurchases in 2012. We believe that amounts accessible through existing commercial paper markets will be adequate to fund short-term borrowings. Because of the high credit quality of our short- and long-term debt, our access to credit markets has not been adversely affected. We currently have $1.24 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program. Various risks and uncertainties, including those discussed in the Financial Expectations for 2012 section, may affect our operating results and cash generated from operations.
We depend on patents or other forms of intellectual property protection for most of our revenues, cash flows, and earnings. Through 2014, we expect to lose U.S. patent protection for Cymbalta and Evista (March 2014). In July 2012, the FDA granted pediatric exclusivity for Cymbalta, which provided us with an additional six months of U.S. market exclusivity. Exclusivity for Cymbalta will now expire in December 2013 instead of June 2013.
Zyprexa has already lost exclusivity in the U.S. and most major markets outside of Japan. In the U.S., Zyprexa lost exclusivity in October 2011. In addition, we face U.S. patent litigation over Alimta, and it is possible we could lose our exclusivity prior to the expiration of the relevant patents. See the Hatch-Waxman patent litigation discussion in Note 12. The loss of exclusivity for Alimta, Cymbalta, and Evista will likely result in generic competition, generally causing a rapid and severe decline in revenue from the affected product, which would have a material adverse effect on our results of operations. The U.S. patent for Humalog expires in May 2013. Humalog is currently protected in Europe only by formulation patents. We do not currently expect the loss of patent protection for Humalog to result in a rapid and severe decline in revenue. To date, no biosimilar version of Humalog has been approved in the U.S. or Europe; however, it is difficult to predict the likelihood and impact of biosimilars entering the market. Our goal is to mitigate the effect of these exclusivity losses on our operations, liquidity, and financial position through growth in our patent-protected products that do not lose exclusivity during this period, in the emerging markets, in Japan, and in our animal health business. Our expected growth in the emerging markets and Japan is attributable to both the growth of these markets and launches of patent-protected products in these markets.
Legal and Regulatory Matters
Information relating to certain legal and regulatory matters can be found in Note 12. This information is incorporated here by reference.
Financial Expectations for 2012
We have raised our 2012 earnings per share guidance and now expect to be in the range of $3.29 to $3.39. This is an increase from the previous earnings per share guidance range of $3.14 to $3.29. Certain other elements of our 2012 financial guidance have also been revised. We still anticipate that total revenue will be between $21.8 billion and $22.8 billion. This includes an expected decline of more than $3 billion in Zyprexa sales due to patent expirations in most markets outside of Japan. The reduction in revenue due to Zyprexa patent expirations is expected to be partially offset by growth in key franchises including Cymbalta, Cialis, Alimta, Humalog, and Forteo, as well as continued growth of newer products such as Effient and Axiron®. We also anticipate continued strong, double-digit revenue growth from our Elanco Animal Health business. Both Japan and emerging markets are expected to post continued strong underlying volume growth; however, overall revenue growth in these markets in 2012 will be adversely affected by pricing actions in Japan and by the expected impact of patent expirations, including Zyprexa, in some emerging market countries.
We now anticipate that gross margin as a percent of revenue will be approximately 78 percent in 2012, an increase from the prior guidance of approximately 77 percent. Marketing, selling, and administrative expenses are still expected to decline and be in the range of $7.3 billion to $7.7 billion, a decrease from the prior range of $7.4 billion to $7.8 billion. Research and development expense is still expected to be flat to increasing and in the range of $5.0 billion to $5.3 billion. Other—net, expense is expected to be in a range between net expense of $75 million and net income of $50 million, a change from the prior range of net expense of $50 million and net income of $100 million. Operating cash flows are still expected to be more than sufficient to fund capital expenditures of approximately $800 million, as well as anticipated business development activity, our current dividend, and share repurchases.
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

Our management, with the participation of John C. Lechleiter, Ph.D., chairman, president, and chief executive officer, and Derica W. Rice, executive vice president, global services, and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2012, and concluded that they are effective.

(b)
Changes in Internal Controls. During the second quarter of 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are pursuing a multi-year initiative to outsource some accounting transaction-processing activities, migrating to a consistent enterprise financial system across the organization, and moving certain activities to newly-established captive shared services centers. In addition, we are in the process of reducing financial human resources at various locations around the world. None of these initiatives is in response to any identified deficiency or weakness in our internal control over financial reporting. These initiatives are expected to continue to enhance our internal control over financial reporting, but in the short term may increase our risk.

Part II. Other Information
Item 1. Legal Proceedings
See Note 12: Contingencies to the Consolidated Condensed Financial Statements for information on various legal proceedings, including but not limited to:
•The U.S. patent litigation involving Alimta
•The product liability litigation involving Zyprexa, Byetta, and diethylstilbestrol.

That information is incorporated into this Item by reference.
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
Employee Litigation
We have been named as a defendant in a lawsuit filed in the U.S. District Court for the Northern District of New York (Schaefer-LaRose, et al. v. Eli Lilly and Company, filed November 14, 2006) claiming that our pharmaceutical sales representatives should have been categorized as “non-exempt” rather than “exempt” employees, and claiming that the company owes them back wages for overtime worked, as well as penalties, interest, and attorneys' fees. Other pharmaceutical industry participants face similar lawsuits. The case was transferred to the U.S. District Court for the Southern District of Indiana and involves approximately 400 plaintiffs. In September 2009, the district court granted our motion for summary judgment with regard to Ms. Schaefer-LaRose's claims and ordered the plaintiffs to demonstrate why the entire class action should not be decertified within 30 days. Plaintiffs filed a motion for reconsideration of the summary judgment decision and also opposed decertification, and in October 2010, the court denied plaintiffs' motion for reconsideration but decided not to decertify the class action at this time. In May 2012, the Sixth Circuit Court of Appeals affirmed the District Court's summary judgment ruling. We are waiting for the district court to rule on the status of the remaining plaintiffs. We believe this lawsuit is without merit and are prepared to defend against it vigorously.
Other Product Liability Litigation
Along with several other manufacturers, we have been named as a defendant in litigation in the U.S. related to the analgesic Darvon and related formulations of propoxyphene. These cases generally allege various cardiac injuries. There are approximately 100 cases pending involving approximately 600 claimants. Most of these cases have been consolidated in a multi-district litigation in the Eastern District of Kentucky. Two lawsuits have been filed as putative class actions in federal courts in Louisiana seeking to assert product liability claims on behalf of U.S. residents who ingested propoxyphene and allegedly sustained personal injuries (Ballard, et al. v. Eli Lilly and Company et al. and Lewis v. Eli Lilly and Company and Xanodyne). We transferred the U.S. regulatory approvals and all marketing rights to our propoxyphene products in 2002 to aaiPharma Inc., which subsequently transferred all such approvals and marketing rights to Xanodyne Pharmaceuticals, Inc. We believe these claims are without merit and are prepared to defend against them vigorously.
We have been named along with Takeda Chemical Industries, Ltd., and Takeda affiliates (together “Takeda”) as a defendant in product liability cases in the U.S. related to the diabetes medication Actos, which we co-promoted with Takeda in the U.S. from 1999 until September 2006. Under our agreement with Takeda, we will be indemnified by Takeda for our losses and expenses in connection with the U.S. litigation in accordance with the terms of the agreement. We have also been named along with Takeda as a defendant in two purported product liability class actions in Ontario, Canada (Casseres et al. v. Takeda Pharmaceutical North America, Inc., et al. and Brewer et al. v. Takeda Canada et al.) related to Actos, which we promoted in Canada until 2009. We believe these claims are without merit and are prepared to defend against them vigorously.
Other Matters
In 2004 we, along with several other pharmaceutical companies, were named in a lawsuit in California state court brought by approximately 20 California pharmacies alleging that pharmaceutical companies prevented commercial importation of prescription drugs from outside the U.S. and used Canadian pharmaceutical prices as an agreed floor for prices in the U.S. in violation of antitrust laws. The case sought restitution for alleged overpayments for pharmaceuticals and an injunction against the allegedly violative conduct. Summary judgment was granted to us and the other defendants in December 2006; however in July 2010, the California Supreme Court overturned the lower court decision and remanded the case to the state court. In March 2011, the state court again granted summary judgment for us and the other defendants. Plantiffs' appeal of this decision was heard by the California Court of Appeal in June 2012, and we are waiting for a decision. We believe the lawsuit has no merit and are prepared to defend against it vigorously.
We are also a defendant in other litigation and investigations, including product liability, patent, employment, and premises liability litigation, of a character we regard as normal to our business.

Item 1A. Risk Factors
This Item should be read in conjunction with the Risk Factors disclosures in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.
We are increasingly dependent on information technology systems and infrastructure. We rely to a large extent on sophisticated information technology systems and infrastructure. The size and complexity of these systems make them potentially vulnerable to breakdown, malicious intrusion, and random attack. Likewise, confidentiality or data privacy breaches by employees or others with permitted access to our systems may pose a risk that trade secrets, personal information, or other sensitive data may be exposed to unauthorized persons or to the public. Events of this nature have been infrequent in occurrence and their aggregate impact on our operations and expenses has not been material. While we have invested heavily in the protection of data and information technology, there can be no assurance that our efforts will prevent future breakdowns or breaches in our systems that could adversely and materially affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (d)
	(in thousands)		(in thousands)	(in millions)
April 2012	—	$—	—	$419.2
May 2012	—	—	—	419.2
June 2012	—	—	—	419.2
Total	—		—

The amounts presented in columns (a) and (b) above represent purchases of common stock related to our stock-based compensation programs. The amounts presented in columns (c) and (d) in the above table represent activity related to our $3.00 billion share repurchase program announced in March 2000. As of June 30, 2012, we have $419.2 million remaining to purchase related to this program. We did not acquire any shares pursuant to this program during the first six months of 2012. During the second quarter, the board of directors authorized the resumption of this share repurchase program. We expect to complete this program during the remainder of 2012.
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

ELI LILLY AND COMPANY
(Registrant)

Date: July 27, 2012	/s/James B. Lootens
James B. Lootens
Corporate Secretary
Date: July 27, 2012	/s/Arnold C. Hanish
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