Form 10-Q
period 2013-03-31
LILLY ELI & CO
filed 2013-04-26
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED MARCH 31, 2013
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
Yes ☒ No ☐
The number of shares of common stock outstanding as of April 20, 2013:

Class	Number of Shares Outstanding
Common	1,126,561,464

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue” or similar expressions.
In particular, information appearing under “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we ("Lilly" or the "company") express an expectation or belief as to future results or events, it is based on management's current plans and expectations, expressed in good faith and believed to have a reasonable basis. However, we can give no assurance that any such expectation or belief will result or will be achieved or accomplished.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2012, particularly under the captions “Forward-Looking Statements” and “Risk Factors.”
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions, except per-share data)
Revenue	$5,602.0	$5,602.0
Cost of sales	1,158.3	1,197.9
Research and development	1,348.1	1,151.5
Marketing, selling, and administrative	1,652.0	1,847.5
Asset impairments, restructuring, and other special charges (Note 5)	21.7	23.8
Other – net, (income) expense (Note 14)	(529.2)	46.0
	3,650.9	4,266.7
Income before income taxes	1,951.1	1,335.3
Income taxes (Note 10)	403.1	324.2
Net income	$1,548.0	$1,011.1
Earnings per share – basic and diluted (Note 9)	$1.42	$0.91
Dividends paid per share	$0.49	$0.49
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Net income	$1,548.0	$1,011.1
Other comprehensive income (loss), net of tax (Note 13)	(217.3)	309.4
Comprehensive income	$1,330.7	$1,320.5
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES

	March 31, 2013	December 31, 2012
	(Dollars in millions)
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note 6)	$3,936.6	$4,018.8
Short-term investments (Note 6)	795.8	1,665.5
Accounts receivable, net of allowances of $107.4 (2013) and $108.5 (2012)	3,439.7	3,336.3
Other receivables	589.4	552.0
Inventories	2,576.7	2,643.8
Prepaid expenses and other	987.9	822.3
Total current assets	12,326.1	13,038.7
Other Assets
Investments (Note 6)	5,636.2	6,313.3
Goodwill and other intangibles – net (Note 3)	4,618.6	4,752.7
Sundry	2,095.8	2,534.0
Total other assets	12,350.6	13,600.0
Property and Equipment
Land, buildings, equipment, and construction-in-progress	14,887.6	14,918.0
Less accumulated depreciation	(7,264.2)	(7,157.8)
Property and equipment, net	7,623.4	7,760.2
Total assets	$32,300.1	$34,398.9
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$1,028.0	$11.9
Accounts payable	974.4	1,188.3
Employee compensation	543.7	940.3
Sales rebates and discounts	1,693.8	1,777.2
Dividends payable	—	541.4
Income taxes payable	352.7	143.5
Deferred income taxes	726.6	1,048.0
Other current liabilities	2,274.4	2,738.9
Total current liabilities	7,593.6	8,389.5
Other Liabilities
Long-term debt	4,431.6	5,519.4
Accrued retirement benefits (Note 11)	2,660.4	3,012.4
Long-term income taxes payable (Note 10)	1,363.7	1,334.3
Other noncurrent liabilities	1,295.2	1,369.4
Total other liabilities	9,750.9	11,235.5
Shareholders’ Equity (Notes 7 and 8)
Common stock	704.5	716.6
Additional paid-in capital	4,902.9	4,963.1
Retained earnings	16,462.4	16,088.2
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss	(4,014.4)	(3,797.1)
Noncontrolling interests	7.0	8.7
Cost of common stock in treasury	(93.6)	(192.4)
Total shareholders’ equity	14,955.6	14,773.9
Total liabilities and shareholders’ equity	$32,300.1	$34,398.9
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$1,548.0	$1,011.1
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	381.5	385.9
Change in deferred income taxes	(51.0)	132.1
Stock-based compensation expense	35.2	30.9
Income related to transfer of exenatide rights (Note 4)	(495.4)	—
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(1,048.1)	(698.7)
Other operating activities, net	9.2	(8.8)
Net Cash Provided by Operating Activities	379.4	852.5
Cash Flows from Investing Activities
Net purchases of property and equipment	(157.9)	(130.7)
Proceeds from sales and maturities of short-term investments	1,607.5	1,070.5
Purchases of short-term investments	(313.1)	(612.9)
Proceeds from sales and maturities of noncurrent investments	2,098.4	1,423.2
Purchases of noncurrent investments	(1,861.4)	(2,156.1)
Purchase of product rights	—	(33.6)
Cash paid for acquisitions, net of cash acquired	—	(195.4)
Other investing activities, net	(18.4)	(17.3)
Net Cash Provided by (Used for) Investing Activities	1,355.1	(652.3)
Cash Flows from Financing Activities
Dividends paid	(531.1)	(544.6)
Net change in short-term borrowings	—	(5.3)
Repayment of long-term debt	(0.9)	(1,507.1)
Purchases of common stock	(1,198.1)	—
Net Cash Used for Financing Activities	(1,730.1)	(2,057.0)
Effect of exchange rate changes on cash and cash equivalents	(86.6)	56.5

Net decrease in cash and cash equivalents	(82.2)	(1,800.3)
Cash and cash equivalents at January 1	4,018.8	5,922.5
Cash and Cash Equivalents at March 31	$3,936.6	$4,122.2
See Notes to Consolidated Condensed Financial Statements

Notes to Consolidated Condensed Financial Statements
(Tables present dollars in millions, except per-share data)
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. We issued our financial statements by filing with the SEC and have evaluated subsequent events up to the time of the filing.
Certain reclassifications have been made to prior periods in the consolidated condensed financial statements and accompanying notes to conform with the current presentation.
Note 2: Implementation of New Financial Accounting Pronouncements
There are no new accounting pronouncements that have had or will have a material impact on our consolidated condensed financial statements.
Note 3: Acquisitions
On February 17, 2012, we acquired all of the outstanding stock of ChemGen Corporation, a privately-held bioscience company specializing in the development and commercialization of innovative feed-enzyme products that improve the efficiency of poultry, egg, and meat production, for total purchase consideration of $206.9 million in cash. In connection with this acquisition, we recorded $151.5 million of intangible assets related to marketed products, with $55.4 million of other net assets.
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

The following table summarizes the composition of our total revenue recognized from all transactions, including collaboration activity:

	Three Months Ended
	March 31,
	2013	2012
Net product sales	$5,448.5	$5,413.8
Collaboration and other revenue	153.5	188.2
Total revenue	$5,602.0	$5,602.0
Exenatide
In November 2011, we agreed with Amylin Pharmaceuticals, Inc. (Amylin) to terminate our collaborative arrangement for the joint development, marketing, and selling of Byetta® (exenatide injection) and other forms of exenatide such as Bydureon® (exenatide extended-release for injectable suspension). Under the terms of the termination agreement, Amylin made a one-time, upfront payment to us of $250.0 million. Amylin also agreed to make future revenue-sharing payments to us in an amount equal to 15.0 percent of its global net sales of exenatide products until Amylin made aggregate payments to us of $1.20 billion plus interest, which would accrue at 9.5 percent. Upon completion of the acquisition of Amylin by Bristol-Myers Squibb Company in August 2012, Amylin's obligation of $1.26 billion, including accrued interest, was paid in full, with $1.21 billion representing a prepayment of the obligation. Amylin will also pay a $150.0 million milestone to us contingent upon Food, Drug and Administration (FDA) approval of a once-monthly suspension version of exenatide that is currently in Phase II clinical trials.
Commercial operations were transferred to Amylin in the U.S. at the end of November 2011. Outside the U.S., we transferred to Amylin exenatide commercial rights and control in all markets during the first quarter of 2013.
Payments received from Amylin were allocated 65 percent to the U.S., which was treated as a contract termination, and 35 percent to the business outside the U.S., which was treated as the disposition of a business. The allocation was based upon relative fair values. The revenue-sharing income allocated to the U.S. was recognized as collaboration and other revenue, consistent with our policy for royalty revenue, while the income related to the prepayment of Amylin's obligation allocated to the U.S. was recognized in other-net, (income) expense. All income allocated to the business outside the U.S. that was transferred during the first quarter of 2013 was recognized as a gain on the disposition of a business in other-net, (income) expense, net of the goodwill allocated to the business transferred.
Prior to termination of the collaboration, we and Amylin were co-promoting Byetta in the United States. Amylin was responsible for manufacturing and primarily utilized third-party contract manufacturers to supply Byetta. We supplied Byetta pen delivery devices for Amylin and will continue to do so for a period that will not extend beyond December 31, 2013. We were responsible for certain development costs related to certain clinical trials outside the U.S. that we were conducting as of the date of the termination agreement as well as commercialization costs outside the U.S. until the commercial rights were transferred to Amylin.
Under the terms of our prior arrangement, we reported as collaboration and other revenue our 50 percent share of gross margin on Amylin’s net product sales in the United States. We reported as net product sales 100 percent of sales outside the U.S. and our sales of Byetta pen delivery devices to Amylin. We paid Amylin a percentage of the gross margin of exenatide sales outside of the U.S., and these costs were recorded in cost of sales. This arrangement for the commercial operations outside the U.S. continued until those rights were transferred to Amylin during the first quarter of 2013. Prior to termination of the agreement, under the 50/50 profit-sharing arrangement for the U.S., in addition to recording as revenue our 50 percent share of exenatide’s gross margin, we also recorded approximately 50 percent of U.S. related research and development costs and marketing and selling costs in the respective line items on the consolidated condensed statements of operations.
In accordance with the prior arrangement and pursuant to Amylin’s request, we loaned Amylin $165.0 million in the second quarter of 2011. This loan and related accrued interest were paid in full in August 2012.

The following table summarizes the revenue and other income recognized with respect to exenatide:

	Three Months Ended
	March 31,
	2013	2012
Net product sales	$64.1	$48.5
Collaboration and other revenue	—	51.3
Total revenue	$64.1	$99.8

Income related to transfer of exenatide commercial rights (1)	$495.4	$—
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
The following table summarizes the revenue recognized with respect to Erbitux:

	Three Months Ended
	March 31,
	2013	2012
Net product sales	$25.3	$34.0
Collaboration and other revenue	69.6	79.3
Total revenue	$94.9	$113.3
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

Effient®
We are in a collaborative arrangement with Daiichi Sankyo Company, Limited (Daiichi Sankyo) to develop, market, and promote Effient. We and Daiichi Sankyo have agreed to co-promote in certain territories (including the U.S. and five major European markets), while we have exclusive marketing rights in certain other territories. Daiichi Sankyo has exclusive marketing rights in Japan and certain other territories. The parties share approximately 50/50 in the profits, as well as in the costs of development and marketing in the co-promotion territories. A third party manufactures bulk product, and we produce the finished product for our exclusive and co-promotion territories. We record product sales in our exclusive and co-promotion territories. In our exclusive territories, we pay Daiichi Sankyo a royalty specific to these territories. Profit-share payments made to Daiichi Sankyo are recorded as marketing, selling, and administrative expenses. All royalties paid to Daiichi Sankyo and the third-party manufacturer are recorded in cost of sales. Effient sales were $115.9 million and $115.8 million for the three months ended March 31, 2013 and 2012, respectively.
Diabetes Collaboration
In January 2011, we and Boehringer Ingelheim entered into a global agreement to jointly develop and commercialize a portfolio of diabetes compounds. Included are Boehringer Ingelheim’s two oral diabetes agents, linagliptin and empagliflozin. Subsequently in 2011, linagliptin was approved and launched in the U.S. (trade name Tradjenta®), Japan (trade name Trazenta™), Europe (trade name Trajenta®), and other countries. Empagliflozin is currently under regulatory review in the U.S. and Europe. Also included in the agreement is our new insulin glargine product, which began Phase III clinical testing in the second half of 2011, and an option granted to Boehringer Ingelheim to co-develop and co-commercialize our anti-TGF-beta monoclonal antibody, which is currently in Phase II clinical testing. Under the terms of the global agreement, we made an initial one-time payment to Boehringer Ingelheim of $388.0 million and recorded an acquired in-process research and development (IPR&D) charge, which was included as expense in the first quarter of 2011 and is deductible for tax purposes.
In connection with the approval of linagliptin in the U.S., Japan, and Europe, in 2011 we paid $478.7 million in success-based regulatory milestones, all of which were capitalized as intangible assets and are being amortized to cost of sales. We incurred milestone-related expenses of $92.2 million in connection with regulatory submissions for empagliflozin in the U.S. and Europe during the first quarter of 2013. These regulatory submission milestones were recorded as research and development expenses. We may also pay up to 228.8 million euro in additional regulatory milestones for empagliflozin. We will be eligible to receive up to a total of $300.0 million in success-based regulatory milestones on our new insulin glargine product. Should Boehringer Ingelheim elect to opt in to the Phase III development and potential commercialization of the anti-TGF-beta monoclonal antibody, we would be eligible for up to $525.0 million in opt-in and success-based regulatory milestone payments. The companies share ongoing development costs equally. The companies also share in the commercialization costs and gross margin for any product resulting from the collaboration that receives regulatory approval. We record our portion of the gross margin as collaboration and other revenue, and we record our portion of the commercialization costs as marketing, selling, and administrative expense. Each company will also be entitled to potential performance payments on sales of the molecules they contribute to the collaboration. Revenue related to this collaboration was $42.6 million and $12.9 million for the three months ended March 31, 2013 and 2012, respectively.
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
Summary of Collaboration-Related Commission and Profit-Share Payments
The aggregate amount of commission and profit-share payments included in marketing, selling, and administrative expense pursuant to the collaborations described above was $45.2 million and $46.8 million in the three months ended March 31, 2013 and 2012, respectively.
Amortization of Intangible Assets
We record, as finite-lived intangible assets, the cost of milestone payments associated with products approved for marketing, as well as the cost of rights to assets approved for marketing that were acquired in business combinations. We also record finite-lived intangible assets for the cost of licensed platform technologies that have alternative future uses in research and development; manufacturing technologies; and customer relationships from business combinations. Amortization expense related to these finite-lived intangibles was $146.1 million and $147.7 million in the three months ended March 31, 2013 and 2012, respectively.
Note 5: Asset Impairments, Restructuring, and Other Special Charges
We recognized asset impairments, restructuring, and other special charges of $21.7 million and $23.8 million in the first quarter of 2013 and 2012, respectively. The 2013 charges related to severance costs for actions the company is taking, primarily outside the U.S., to reduce its cost structure and global workforce. The 2012 charges primarily relate to a change in our estimates of returned product related to the withdrawal of XigrisTM from the market during the fourth quarter of 2011.
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
We may enter into foreign currency forward contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other — net, (income) expense. We may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2013, we had outstanding foreign currency forward commitments to purchase 510.3 million U.S. dollars and sell 397.1 million euro, commitments to purchase 456.4 million euro and sell 589.5 million U.S. dollars, and commitments to purchase 162.9 million British pounds and sell 190.7 million euro, which will all settle within 30 days.
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
Interest rate swaps or collars that convert our fixed-rate debt or investments to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt or investments to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. At March 31, 2013, substantially all of our total debt is at a fixed rate. We have converted approximately 60 percent of our fixed-rate debt to floating rates through the use of interest rate swaps.
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

	Three Months Ended
	March 31,
	2013	2012
Fair value hedges:
Effect from hedged fixed-rate debt	$(69.0)	$(65.9)
Effect from interest rate contracts	69.0	65.9
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	2.2	2.2
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	0.1	(32.8)
The effective portion of net gains on equity contracts in designated cash flow hedging relationships recorded in other comprehensive income (loss) was $1.1 million for the three months ended March 31, 2013. There were no equity contracts in designated cash flow hedging relationships in 2012.
During the next 12 months, we expect to reclassify from accumulated other comprehensive loss to earnings $9.0 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on our floating rate debt.
During the three months ended March 31, 2013 and 2012, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at March 31, 2013 and December 31, 2012 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
Description	Carrying Amount	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2013
Cash and cash equivalents	$3,936.6	$3,936.6	$3,907.2	$29.4	$	$3,936.6

Short-term investments:
U.S. government and agencies	$84.2	$84.1	$84.2	$	$	$84.2
Corporate debt securities	709.0	707.1		709.0		709.0
Other securities	2.6	2.6		2.6		2.6
Short-term investments	$795.8	$793.8

Noncurrent investments:
U.S. government and agencies	$849.2	$847.2	$756.6	$92.6	$	$849.2
Corporate debt securities	3,350.2	3,324.6		3,350.2		3,350.2
Mortgage-backed	634.6	639.9		634.6		634.6
Asset-backed	358.2	360.8		358.2		358.2
Other securities	7.8	8.0		7.8		7.8
Marketable equity	200.5	82.8	200.5			200.5
Equity method and other investments(1)	235.7	235.7
Noncurrent investments	$5,636.2	$5,499.0

December 31, 2012
Cash and cash equivalents	$4,018.8	$4,018.8	$3,964.4	$54.4	$	$4,018.8

Short-term investments:
U.S. government and agencies	$150.2	$150.2	$150.2	$	$	$150.2
Corporate debt securities	1,503.5	1,501.5		1,503.5		1,503.5
Other securities	11.8	11.8		11.8		11.8
Short-term investments	$1,665.5	$1,663.5

Noncurrent investments:
U.S. government and agencies	$1,362.7	$1,360.3	$1,122.4	$240.3	$	$1,362.7
Corporate debt securities	3,351.3	3,322.9		3,351.3		3,351.3
Mortgage-backed	668.1	677.7		668.1		668.1
Asset-backed	519.0	523.5		519.0		519.0
Other securities	3.3	3.3		3.3		3.3
Marketable equity	175.8	83.0	175.8			175.8
Equity method and other investments(1)	233.1	233.1
Noncurrent investments	$6,313.3	$6,203.8
1 Fair value not applicable

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Long-term debt, including current portion
March 31, 2013	$(5,459.6)	$	$(5,886.4)	$	$(5,886.4)
December 31, 2012	(5,531.3)		(5,996.6)		(5,996.6)

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2013
Risk-management instruments
Interest rate contracts designated as hedging instruments:
Other receivables	$16.6	$	$16.6	$	$16.6
Sundry	503.8		503.8		503.8
Foreign exchange contracts not designated as hedging instruments:
Other receivables	6.9		6.9		6.9
Other current liabilities	(7.9)		(7.9)		(7.9)

December 31, 2012
Risk-management instruments
Interest rate contracts designated as hedging instruments:
Sundry	$589.4	$	$589.4	$	$589.4
Foreign exchange contracts not designated as hedging instruments:
Other receivables	11.0		11.0		11.0
Other current liabilities	(17.5)		(17.5)		(17.5)
Risk-management instruments above are disclosed on a gross basis. There are various rights of set off associated with certain of the risk-management instruments above which are subject to an enforceable master netting arrangement or similar agreements. Although various rights of set off and master netting arrangements or similar agreements may exist with the individual counterparties to the risk-management instruments above, individually, these financial rights are not material.
We determine fair values based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. The fair value of equity method investments and other investments is not readily available.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of March 31, 2013:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$5,991.2	$795.8	$4,004.4	$452.7	$738.3

A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	March 31, 2013	December 31, 2012
Unrealized gross gains	$162.6	$140.5
Unrealized gross losses	23.4	29.0
Fair value of securities in an unrealized gain position	4,248.2	5,246.0
Fair value of securities in an unrealized loss position	1,707.9	2,102.0
Other-than-temporary impairment losses on investment securities of $5.2 million were recognized in the statement of operations for the three months ended March 31, 2013, compared with $3.7 million for the same period in 2012. For fixed-income securities, the amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing the credit loss were the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration.
The securities in an unrealized loss position include fixed-rate debt securities of varying maturities. The value of fixed income securities is sensitive to changes in the yield curve and other market conditions. Approximately 80 percent of the securities in a loss position are investment-grade debt securities. At this time, there is no indication of default on interest or principal payments for debt securities other than those for which an other-than-temporary impairment charge has been recorded. We do not intend to sell and it is not more likely than not we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and we have concluded that no additional other-than-temporary loss is required to be charged to earnings as of March 31, 2013.
Activity related to our investment portfolio, substantially all of which related to available-for-sale securities, was as follows:

	Three Months Ended
	March 31,
	2013	2012
Proceeds from sales	$3,705.9	$2,383.4
Realized gross gains on sales	10.0	13.7
Realized gross losses on sales	2.5	2.7
Realized gains and losses on sales of investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Note 7: Stock-Based Compensation
Our stock-based compensation expense consists primarily of performance awards (PAs), shareholder value awards (SVAs), and restricted stock units (RSUs). We recognized pretax stock-based compensation cost of $35.2 million and $30.9 million in the first quarter of 2013 and 2012, respectively.
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain earnings per share targets over a two-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement period. As of March 31, 2013, the total remaining unrecognized compensation cost related to nonvested PAs amounted to $45.7 million, which will be amortized over the weighted-average remaining requisite service period of approximately 18 months.
SVAs are granted to officers and management and are payable in shares of common stock at the end of a three-year period. The number of shares actually issued varies depending on our stock price at the end of the three-year vesting period compared to pre-established target prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. As of March 31, 2013, the total remaining unrecognized compensation cost related to nonvested SVAs amounted to $90.6 million, which will be amortized over the weighted-average remaining requisite service period of approximately 26 months.

RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, typically three years. As of March 31, 2013, the total remaining unrecognized compensation cost related to nonvested RSUs amounted to $96.0 million, which will be amortized over the weighted-average remaining requisite service period of 27 months.
Note 8: Shareholders’ Equity
During the first quarter of 2013, we purchased the remaining $1.10 billion of shares associated with our previously announced $1.50 billion share repurchase program.
Note 9: Earnings Per Share
Unless otherwise noted in the footnotes, all per-share amounts are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares plus the effect of all potentially dilutive common shares (primarily contingently issuable shares and unexercised stock options).
Note 10: Income Taxes
We file income tax returns in the U.S. federal jurisdiction and various state, local, and non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations in most major taxing jurisdictions for years before 2007.
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
Note 11: Retirement Benefits
Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$69.7	$63.0	$15.1	$16.4
Interest cost	109.4	113.0	23.4	28.5
Expected return on plan assets	(174.9)	(171.1)	(32.8)	(31.8)
Amortization of prior service cost	2.6	0.9	(6.9)	(8.8)
Recognized actuarial loss	96.0	70.9	23.0	23.7
Net periodic benefit cost	$102.8	$76.7	$21.8	$28.0
On a global basis, we have contributed approximately $30 million required to satisfy minimum funding requirements to our defined benefit pension plans in 2013. In addition, we have contributed approximately $300 million of discretionary funding to our global post-retirement benefit plans in 2013. During the remainder of 2013, we expect to make contributions to our defined benefit pension plans of approximately $30 million to satisfy minimum funding requirements. We do not anticipate making any additional discretionary contributions in 2013.
Note 12: Contingencies
We are a party to various legal actions and government investigations. The most significant of these are described below. It is not possible to determine the outcome of these matters and we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for any of these matters; however, we believe that, except as noted below with respect to the Alimta® Hatch-Waxman patent challenges, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.
Patent Litigation
We have been engaged in the following U.S. patent litigation matters involving Alimta brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984). Teva Parenteral Medicines, Inc. (Teva); APP Pharmaceuticals, LLC (APP); and Barr Laboratories, Inc. (Barr) each submitted ANDAs seeking approval to market generic versions of Alimta prior to the expiration of the relevant U.S. patents and data-based pediatric exclusivity period (compound patent licensed from the Trustees of Princeton University and expiring in 2017, vitamin dosage regimen patent expiring in 2022) and alleging the patents are invalid. We, along with Princeton, filed lawsuits in the U.S. District Court for the District of Delaware against Teva, APP, and Barr seeking rulings that the compound patent is valid and infringed. In July 2011, the district court entered judgment in our favor, upholding that patent’s validity. In August 2012, the U.S. Court of Appeals for the Federal Circuit (CAFC) affirmed the district court's judgment in our favor. Teva and APP filed a petition for en banc review of the CAFC's panel decision, which was denied in November 2012. The window for Teva and APP to seek review by the U.S. Supreme Court has expired, which fully resolves this litigation.
In October 2010, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against Teva, APP, Pliva Hrvatska D.O.O., and Barr seeking rulings that our vitamin dosage regimen patent is valid and infringed. Trial in this case is scheduled to begin in August 2013. In January 2012 and April 2012, we filed similar lawsuits against Accord Healthcare Inc. and Apotex Inc., respectively. A second lawsuit against Accord was filed in February 2013. In addition, generic manufacturers have opposed the European Patent Office's decision to grant a vitamin dosage regimen patent, and are seeking revocation of that patent.
We believe the challenges to the vitamin dosage regimen patents are without merit and expect to prevail. However, it is not possible to determine the outcome of the challenges, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. We expect a loss of exclusivity for Alimta would result in a rapid and severe decline in future revenues in the relevant market.
Byetta Product Liability Litigation
We have been named as a defendant in approximately 160 Byetta product liability lawsuits involving approximately 545 plaintiffs. Approximately 100 of these lawsuits, covering about 485 plaintiffs, are filed in California and coordinated in a Los Angeles Superior Court. We are aware of approximately 460 additional claimants who have not yet filed suit. The majority of the claims allege damages for pancreatitis. A smaller number of claimants allege that Byetta caused or contributed to their pancreatic cancer. We believe these claims are without merit and are prepared to defend against them vigorously.
Diethylstilbestrol Product Liability Litigation
In approximately 80 U.S. lawsuits against us involving approximately 80 claimants, plaintiffs seek to recover damages on behalf of children or grandchildren of women who were prescribed diethylstilbestrol (DES) during pregnancy in the 1950s and 1960s. Approximately 75 of these claimants allege that they were indirectly exposed in utero to the medicine and later developed breast cancer as a consequence. We believe these claims are without merit and are prepared to defend against them vigorously.
Prozac® Product Liability Litigation
We have been named as a defendant in seven U.S. lawsuits primarily related to allegations that the antidepressant Prozac caused or contributed to birth defects in the children of women who ingested the drug during pregnancy. We are aware of approximately 340 additional claims related to birth defects, which have not yet been filed. We believe these claims are without merit and are prepared to defend against them vigorously.
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

Note 13:    Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss) were as follows:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$426.8	$72.5	$(4,195.2)	$(101.2)	$(3,797.1)

Other comprehensive income (loss) before reclassifications	(346.0)	21.3	32.4	0.7	(291.6)
Net amount reclassified from accumulated other comprehensive loss	—	(3.3)	76.1	1.5	74.3
Net other comprehensive income (loss)	(346.0)	18.0	108.5	2.2	(217.3)

Balance at March 31, 2013	$80.8	$90.5	$(4,086.7)	$(99.0)	$(4,014.4)

Reclassifications Out of Accumulated Other Comprehensive Loss For the Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Condensed Statements of Operations
Amortization of defined pension benefit items:
Prior service costs	$4.3	(1)
Actuarial gains (losses)	(119.0)	(1)
Total before tax	(114.7)
Tax benefit	38.6
Net of tax	(76.1)

Other, net of tax	1.8	Other net, (income) expense
Total reclassifications for the period (net of tax)	$(74.3)

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11).
Note 14: Other—Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended
	March 31,
	2013	2012
Income related to transfer of exenatide commercial rights (Note 4)	$(495.4)	$—
Interest expense	40.3	45.3
Interest income	(23.6)	(26.1)
Other	(50.5)	26.8
Other—net, (income) expense	$(529.2)	$46.0
Other—net, income of $529.2 million for the first three months of 2013 is primarily related to the income recognized from the transfer to Amylin of exenatide commercial rights in all markets outside the United States. See Note 4 for additional information.

Note 15: Segment Information
We operate in two business segments—human pharmaceutical products and animal health. Our business segments are distinguished by the ultimate end user of the product—humans or animals. Performance is evaluated based on profit or loss from operations before income taxes.

	Three Months Ended
	March 31,
	2013	2012
Segment revenue — to unaffiliated customers:
Human pharmaceutical products:
Neuroscience	$1,848.8	$1,903.7
Endocrinology	1,724.9	1,690.9
Oncology	764.2	803.9
Cardiovascular	693.9	638.4
Other pharmaceuticals	71.1	74.4
Total human pharmaceutical products	5,102.9	5,111.3
Animal health	499.1	490.7
Total segment revenue	$5,602.0	$5,602.0
Segment profits:
Human pharmaceutical products	$1,348.2	$1,231.7
Animal health	129.2	127.4
Total segment profits	$1,477.4	$1,359.1
Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$1,477.4	$1,359.1
Other profits (losses):
Income related to transfer of exenatide commercial rights (Note 4)	495.4	—
Asset impairments, restructuring, and other special charges (Note 5)	(21.7)	(23.8)
Total consolidated income before taxes	$1,951.1	$1,335.3
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
Financial Results
Worldwide total revenue of $5.60 billion in the first quarter of 2013 was flat compared with the first quarter of 2012, as steep sales declines for Zyprexa® due to the loss of patent exclusivity in most major markets other than Japan were offset by growth in other products, primarily in Cymbalta®, Cialis®, and Humalog®. Net income for the first quarter increased 53 percent to $1.55 billion. EPS increased 56 percent for the first quarter to $1.42 per share, compared with the same period of 2012. The increase in net income and EPS was primarily driven by the income recognized from the transfer to Amylin of exenatide commercial rights in all markets outside the U.S. as highlighted below.

The following items affect comparisons of our first quarter 2013 and 2012 financial results:
2013
Collaborations (Note 4)

•	We recognized income of $495.4 million (pretax), or $0.29 per share, related to the transfer to Amylin of exenatide commercial rights in all markets outside the United States.
Asset Impairments, Restructuring, and Other Special Charges (Note 5)

•	We recognized charges of $21.7 million (pretax), or $0.01 per share, related to severance costs for actions being taken, primarily outside the U.S., to reduce our cost structure and global workforce.
2012
Asset Impairments, Restructuring, and Other Special Charges (Note 5)

•
We recognized asset impairments, restructuring, and other special charges of $23.8 million (pretax), or $0.01 per share, in the first quarter primarily related to changes in returns reserve estimates for the withdrawal of Xigris in the fourth quarter of 2011.

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
The following new molecular entities (NMEs) have been submitted for regulatory review for potential use in the disease described. The quarter the NME initially was submitted for any indication is shown in parentheses:
Empagliflozin (Q1 2013)—a sodium glucose co-transporter-2 (SGLT-2) inhibitor for the treatment of type 2 diabetes (in collaboration with Boehringer Ingelheim). Empagliflozin is protected in the U.S. by a compound patent expiring in November 2025, plus any potential patent extension.
Liprotamase (Q1 2010)—a non-porcine pancreatic enzyme replacement therapy for the treatment of exocrine pancreatic insufficiency.
The following NMEs are currently in Phase III clinical trial testing for potential use in the diseases described. The quarter in which the NME initially entered Phase III for any indication is shown in parentheses:
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
The following are late-stage pipeline updates since January 1, 2013:
Dulaglutide—In April 2013, we announced that the Phase III AWARD-2 and AWARD-4 trials studying dulaglutide as an investigational once-weekly treatment for type 2 diabetes met the primary endpoints related to reduction in hemoglobin A1c (HbA1c) compared to insulin glargine, and that the 1.5 mg dose demonstrated statistically superior reduction in HbA1c from baseline compared to insulin glargine in both trials. We anticipate filing for regulatory review in the U.S. and Europe in 2013.
Empagliflozin—In January 2013, we announced positive top-line results for four completed Phase III clinical trials studying empagliflozin for treatment of patients with type 2 diabetes. In all four studies, the primary efficacy endpoint, defined as significant change in HbA1c from baseline compared to placebo, was met with empagliflozin (10 and 25 mg) taken once daily. The pivotal studies for empagliflozin completed in 2012. In the first quarter of 2013, we and Boehringer Ingelheim filed for regulatory review in both the United States and Europe. We also anticipate filing for regulatory review in Japan in 2013.
Ixekizumab—In January 2013, we initiated Phase III clinical trial testing for ixekizumab as a potential treatment for psoriatic arthritis.
Novel basal insulin analog—In January 2013, we announced plans for the 2013 and 2014 initiation of the remainder of the pre-planned clinical trials for the molecule. These studies will be conducted to support regulatory submissions and evaluate safety, efficacy, and differentiation of the molecule. These studies are in addition to the five ongoing IMAGINE clinical trials.
Ramucirumab—In the first quarter of 2013, we initiated a rolling submission to the FDA for ramucirumab as monotherapy in second-line gastric cancer.
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
Legal, Regulatory, and Other Matters
We depend on patents or other forms of intellectual-property protection for most of our revenues, cash flows, and earnings. Through 2014, we expect to lose U.S. patent protection for Cymbalta (December 2013) and Evista® (March 2014). The loss of exclusivity for Cymbalta and Evista will likely result in generic competition, generally causing a rapid and severe decline in revenue from the affected product, and having a material adverse effect on our results of operations. The U.S. patent for Humalog expires in May 2013. Humalog is currently protected in Europe by formulation patents. We do not currently expect the loss of patent protection for Humalog to result in a rapid and severe decline in revenue. To date, no biosimilar version of Humalog has been approved in the U.S. or Europe; however, we are aware that other manufacturers have efforts under way to develop biosimilar forms of Humalog, and it is difficult to predict the likelihood, timing, and impact of biosimilars entering the market. Our goal is to mitigate the effect of these exclusivity losses on our operations, liquidity, and financial position through growth in our patent-protected products that do not lose exclusivity during this period, in the emerging markets, in Japan, and in our animal health business. Our expected growth in the emerging markets and Japan is attributable to both the growth of these markets and launches of patent-protected products.
The continuing prominence of U.S. budget deficits as both a policy and political issue increases the risk that taxes, fees, rebates, or other federal measures that would further reduce pharmaceutical companies’ revenue or increase expenses may be enacted. Certain federal and state health care proposals, including state price controls, continue to be debated, and could place downward pressure on pharmaceutical industry sales or prices. These federal and state proposals, or state price pressures, could have a material adverse effect on our consolidated results of operations.
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
Revenue
In the first quarter of 2013, worldwide total revenue of $5.60 billion was flat compared with the first quarter of 2012 as an increase of 4 percent due to higher prices was offset by decreases of 3 percent due to lower volume and 1 percent due to the unfavorable impact of foreign exchange rates. The decrease in volume was driven primarily by the loss of patent exclusivity for Zyprexa in most major markets, partially offset by volume gains for certain other products. Total revenue in the U.S. increased 2 percent to $3.14 billion for the first quarter of 2013, due primarily to increased prices, partially offset by lower volume primarily due to the loss of patent exclusivity for Zyprexa. Total revenue outside the U.S. decreased 2 percent to $2.46 billion for the first quarter of 2013, driven by the loss of patent exclusivity for Zyprexa in markets other than Japan, the unfavorable impact of foreign exchange rates, primarily the Japanese yen, and, to a lesser extent, decreased prices, partially offset by increased volume in certain products.

The following table summarizes our revenue activity:

				Three Months Ended
	Three Months Ended				Percent Change from
	March 31, 2013			March 31, 2012
Product	U.S.(1)	Outside U.S.	Total	Total	2012
	(Dollars in millions)
Cymbalta	$1,056.9	$271.3	$1,328.2	$1,114.9	19%
Humalog	378.2	254.5	632.7	590.3	7%
Alimta	262.1	354.7	616.8	606.8	2%
Cialis	214.2	300.8	515.0	461.8	11%
Humulin®	163.4	148.5	311.9	307.7	1%
Zyprexa	32.0	252.8	284.8	562.7	(49)%
Forteo®	111.5	170.0	281.5	271.3	4%
Evista	171.6	69.0	240.6	256.2	(6)%
Strattera®	105.5	61.2	166.7	158.9	5%
Effient	83.7	32.2	115.9	115.8	—%
Other pharmaceutical products	146.9	308.4	455.3	476.7	(4)%
Animal health products	295.2	203.9	499.1	490.7	2%
Total net product sales	3,021.2	2,427.3	5,448.5	5,413.8	1%
Collaboration and other revenue(2)	115.9	37.6	153.5	188.2	(18)%
Total revenue	$3,137.1	$2,464.9	$5,602.0	$5,602.0	—%

[1]	U.S. revenue includes revenue in Puerto Rico.

[2]
Collaboration and other revenue in 2013 consists primarily of royalties for Erbitux and revenue associated with Trajenta. Collaboration and other revenue in 2012 also includes revenue associated with exenatide in the United States.

U.S. sales of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and in the U.S. for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, increased 23 percent during the first quarter of 2013, driven by higher prices. Sales outside the U.S. increased 5 percent during the first quarter of 2013, driven primarily by increased demand, partially offset by lower prices. We will lose effective exclusivity for Cymbalta in the U.S. in December 2013. Several manufacturers have received tentative approvals to market generic duloxetine, and we expect generic duloxetine to be introduced in the market immediately following the loss of exclusivity. While it is difficult to predict the precise impact on Cymbalta sales, we expect the introduction of generics to result in a rapid and severe decline in our Cymbalta sales, which will have a material adverse effect on results of operations and cash flows.
U.S. sales of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 9 percent in the first quarter, driven by the favorable impact of wholesaler buying patterns and higher net effective selling prices. Sales outside the U.S. increased 5 percent in the first quarter, due to increased demand, partially offset by the unfavorable impact of foreign exchange rates.
U.S. sales of Alimta, a treatment for various cancers, increased 2 percent during the first quarter of 2013, driven by increased volume and higher prices. Sales outside the U.S. increased 1 percent in the first quarter due to increased demand, partially offset by lower prices and, to a lesser extent, the unfavorable impact of foreign exchange rates.
U.S. sales of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia (BPH), increased 20 percent in the first quarter of 2013, driven by higher prices. Sales outside the U.S. increased 6 percent in the first quarter of 2013, driven by higher prices and increased demand, partially offset by the unfavorable impact of foreign exchange rates.
U.S. sales of Humulin, an injectable human insulin for the treatment of diabetes, increased 5 percent in the first quarter, driven by higher prices, largely offset by decreased demand. Sales outside the U.S. decreased 3 percent in the first quarter of 2013, driven primarily by the unfavorable impact of foreign exchange rates and decreased demand.

U.S. sales of Zyprexa, a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance, decreased 84 percent in the first quarter of 2013. Sales outside the U.S. decreased 30 percent in the first quarter of 2013. The decreases were due to the loss of patent exclusivity in 2011 in the U.S. and most major international markets outside of Japan. Zyprexa sales in Japan were approximately $115 million and were negatively affected by the weakening Japanese yen.
U.S. sales of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in postmenopausal women and men, decreased 9 percent in the first quarter of 2013, due to lower net effective selling prices. Sales outside the U.S. increased 14 percent in the first quarter of 2013, due primarily to increased demand in Japan, partially offset by the unfavorable impact of foreign exchange rates.
U.S. sales of Evista, a product for the prevention and treatment of osteoporosis in postmenopausal women and for reduction of risk of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer, remained relatively flat in the first quarter of 2013, as higher prices were offset by decreased demand. Sales outside the U.S. decreased 18 percent in the first quarter of 2013, driven by decreased volume and, to a lesser extent, the unfavorable impact of foreign exchange rates and lower prices.
U.S. sales of Strattera, a treatment for attention-deficit hyperactivity disorder in children, adolescents, and in the U.S. in adults, increased 1 percent in the first quarter due to the favorable impact of wholesaler buying patterns. Sales outside the U.S. increased 13 percent during the first quarter of 2013, driven by increased demand in Japan, partially offset by lower prices and the unfavorable impact of foreign exchange rates.
U.S. sales of Effient, a product for the reduction of thrombotic cardiovascular events (including stent thrombosis) in patients with acute coronary syndrome who are managed with an artery-opening procedure known as percutaneous coronary intervention (PCI), including patients undergoing angioplasty, atherectomy, or stent placement, decreased 7 percent in the first quarter of 2013, driven by the unfavorable impact of wholesaler buying patterns and lower net effective selling prices. Sales in the U.S. were also negatively affected by increased market pressure due to the generic entry of a competitor's product. Sales outside the U.S. increased 24 percent in the first quarter of 2013, driven by increased demand.
Animal health product sales in the U.S. increased 9 percent in the first quarter due primarily to increased demand for Trifexis®, partially offset by decreased demand for food animal products. Sales outside the U.S. decreased 8 percent in the first quarter driven primarily by decreased volume in food animal products. The volume decrease in food animal products outside the U.S. was due to transition stocking in 2012 associated with the Janssen acquisition, as well as weakness in demand in many emerging markets consistent with broader industry trends.
Gross Margin, Costs, and Expenses
Gross margin as a percent of total revenue was 79.3 percent, an increase of 0.7 percentage points compared with the first quarter of 2012. The increase in gross margin percent was primarily due to higher prices and production volumes, partially offset by higher manufacturing expenses.
Marketing, selling, and administrative expenses decreased 11 percent to $1.65 billion for the first quarter of 2013, due to cost-containment efforts. Research and development expenses increased 17 percent to $1.35 billion for the first quarter of 2013, driven by expenses related to late-stage clinical trials, including $92.2 million of milestone payments made to Boehringer Ingelheim following the regulatory submissions for empagliflozin and approximately $60 million in costs related to the discontinuation of the rheumatoid arthritis program for tabalumab.
We incurred asset impairments, restructuring, and other special charges of $21.7 million for the first quarter of 2013, compared with $23.8 million for the first quarter of 2012. See Note 5 for additional information.
Other—net, (income) expense was income of $529.2 million for the first quarter of 2013, compared with expense of $46.0 million for the same period in 2012. The increase was driven by the income recognized from the transfer to Amylin of exenatide commercial rights outside the United States. See Notes 4 and 14 for additional information.
The effective tax rate was 20.7 percent for the first quarter of 2013, compared with an effective tax rate of 24.3 percent for the same period in 2012. The decrease in the effective tax rate for the first quarter of 2013 reflects the reinstatement of the R&D tax credit in the U.S. for the first quarter of 2013 as well as the one-time impact of the R&D tax credit for 2012 that was recorded in the first quarter of 2013, partially offset by the tax impact of the transfer of exenatide commercial rights outside the U.S. to Amylin.

Financial Condition
Cash and cash equivalents remained relatively flat at $3.94 billion as of March 31, 2013 compared with $4.02 billion as of December 31, 2012, as net proceeds from sales and maturities of short-term investments of $1.29 billion and cash flow from operations of $379.4 million were offset by share repurchases of $1.20 billion and dividends paid of $531.1 million.
Total debt also remained relatively flat at a total of $5.46 billion as of March 31, 2013 compared with $5.53 billion as of December 31, 2012. Our current debt ratings from Standard & Poor’s and Moody’s are AA- and A2, respectively. Our ratings outlook from both Moody's and Standard & Poor's is stable.
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
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including dividends, capital expenditures, and contractual maturities due on debt in 2013. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings. We currently have $1.36 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program. Various risks and uncertainties, including those discussed in "Forward-Looking Statements", may affect our operating results and cash generated from operations.
We will lose U.S. patent protection for Cymbalta in December 2013 and for Evista in March 2014. See "Executive Overview—Legal, Regulatory, and Other Matters" for additional information.
Legal and Regulatory Matters
Information relating to certain legal proceedings can be found in Note 12 and is incorporated here by reference.
Financial Expectations for 2013
For the full year of 2013, we still expect EPS to be in the range of $4.10 to $4.25. We still anticipate that total revenue will be between $22.6 billion and $23.4 billion. Despite the initial impact of the U.S. Cymbalta patent expiration in the fourth quarter of 2013 and the loss of the anticipated 15 percent revenue-sharing obligation on worldwide exenatide sales, we expect overall revenue growth, driven by a portfolio of products including Humalog, Humulin, Cialis, Strattera, Forteo, Alimta, Cymbalta outside the U.S., Effient, Tradjenta, and Axiron®, as well as animal health products. In addition, significant revenue growth is expected in the emerging markets, particularly China, while a continued weakening of the yen could dampen revenue growth in Japan.
We still anticipate that gross margin as a percent of revenue will be approximately 78 percent. Marketing, selling, and administrative expenses are still expected to be in the range of $7.1 billion to $7.4 billion. Research and development expense is now expected to be in the range of $5.3 billion to $5.6 billion. Other—net, (income) expense is now expected to be in a range between $440 million and $590 million of income. Operating cash flows are still expected to be more than sufficient to allow for capital expenditures of approximately $900 million, fund potential business development activity, and pay our dividend.
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
Our management, with the participation of John C. Lechleiter, Ph.D., chairman, president, and chief executive officer, and Derica W. Rice, executive vice president, global services, and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2013, and concluded that they are effective.

(b)
Changes in Internal Controls. During the first quarter of 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
See Note 12: Contingencies to the Consolidated Condensed Financial Statements for information on various legal proceedings, including but not limited to:
•The U.S. patent litigation involving Alimta
•The product liability litigation involving Byetta, diethylstilbestrol, and Prozac.
That information is incorporated into this Item by reference.
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2012 (Part I, Item 3).
Other Product Liability Litigation
We are currently a defendant in a variety of other product liability lawsuits in the U.S. involving primarily Darvon®, Zyprexa, Actos®, and Cymbalta.
Along with several other manufacturers, we are named as a defendant in approximately 70 active cases in the U.S. involving approximately 1,650 active claimants related to the analgesics Darvon and related formulations of propoxyphene.  Additionally, 71 cases involving approximately 210 claimants were recently dismissed and are on appeal to the Sixth Circuit. These cases generally allege various cardiac injuries. Almost all of these cases have been consolidated in a federal multi-district litigation in the Eastern District of Kentucky or are pending in state and federal courts in California. A putative class action has been filed in the U.S. District Court for the Eastern District of Louisiana (Ballard, et al. v. Eli Lilly and Company et al.) against Lilly and other manufacturers seeking to assert product liability claims on behalf of U.S. residents who ingested propoxyphene pain products and allegedly sustained personal injuries. Lilly was dismissed with prejudice following a dispositive motion; however, the case remains open as other defendants have not been dismissed and there is currently no final appealable order. We transferred the U.S. regulatory approvals and all marketing rights to our propoxyphene products in 2002 to NeoSan Pharmaceuticals, Inc. (an affiliate of aaiPharma, Inc.), which subsequently transferred all such approvals and marketing rights to Xanodyne Pharmaceuticals, Inc. We believe these claims are without merit and are prepared to defend against them vigorously.
We are a defendant in approximately 10 Zyprexa product liability lawsuits in the U.S. covering approximately 10 plaintiffs. The lawsuits allege a variety of injuries from the use of Zyprexa. The claims seek compensatory and punitive damages and typically accuse us of inadequately testing for and warning about side effects of Zyprexa. Many of the claims also allege that we improperly promoted the drug. We believe these claims are without merit and are prepared to defend against them vigorously.
We are also a defendant in other litigation and investigations, including product liability, patent, employment, and premises liability litigation, of a character we regard as normal to our business.
Item 1A. Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the first quarter ended March 31, 2013:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2013	8,754.5	$52.84	8,754.5	$637.3
February 2013	7,086.0	53.96	7,086.0	254.7
March 2013	4,630.3	55.00	4,630.3	—
Total	20,470.8	53.72	20,470.8
In December 2012, we announced a $1.50 billion share repurchase program. As of December 31 2012, there were $1.10 billion of shares remaining to be purchased. During the first quarter of 2013, we completed this program by purchasing the remaining $1.10 billion of shares.
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

ELI LILLY AND COMPANY
(Registrant)

Date: April 26, 2013	/s/James B. Lootens
James B. Lootens
Corporate Secretary
Date: April 26, 2013	/s/Donald A. Zakrowski
Donald A. Zakrowski
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