Form 10-Q
period 2013-06-30
LILLY ELI & CO
filed 2013-07-26
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED JUNE 30, 2013
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
Yes ☒ No ☐
The number of shares of common stock outstanding as of July 20, 2013:

Class	Number of Shares Outstanding
Common	1,126,637,846

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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2012 and all subsequently filed Quarterly Reports on Form 10-Q, particularly under the captions “Forward-Looking Statements” and “Risk Factors.”
All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report.

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions, except per-share data)
Revenue	$5,929.7	$5,600.7	$11,531.7	$11,202.7
Cost of sales	1,165.2	1,146.7	2,323.5	2,344.6
Research and development	1,330.4	1,320.7	2,678.5	2,472.2
Marketing, selling, and administrative	1,867.6	1,931.1	3,519.6	3,778.6
Asset impairments, restructuring, and other special charges (Note 5)	63.5	—	85.2	23.8
Other – net, (income) expense (Note 14)	(11.9)	16.5	(541.1)	62.5
	4,414.8	4,415.0	8,065.7	8,681.7
Income before income taxes	1,514.9	1,185.7	3,466.0	2,521.0
Income taxes (Note 10)	308.7	262.1	711.8	586.3
Net income	$1,206.2	$923.6	$2,754.2	$1,934.7
Earnings per share – basic (Note 9)	$1.12	$0.83	$2.54	$1.73
Earnings per share – diluted (Note 9)	$1.11	$0.83	$2.53	$1.73
Dividends paid per share	$0.49	$0.49	$0.98	$0.98
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Net income	$1,206.2	$923.6	$2,754.2	$1,934.7
Other comprehensive income (loss), net of tax (Note 13)	65.7	(385.0)	(151.6)	(75.6)
Comprehensive income	$1,271.9	$538.6	$2,602.6	$1,859.1
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES

	June 30, 2013	December 31, 2012
	(Dollars in millions)
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents (Note 6)	$3,786.5	$4,018.8
Short-term investments (Note 6)	924.5	1,665.5
Accounts receivable, net of allowances of $107.2 (2013) and $108.5 (2012)	3,579.1	3,336.3
Other receivables	634.9	552.0
Inventories	2,725.4	2,643.8
Prepaid expenses and other	988.9	822.3
Total current assets	12,639.3	13,038.7
Other Assets
Investments (Note 6)	6,561.4	6,313.3
Goodwill and other intangibles – net (Note 3)	4,508.5	4,752.7
Sundry	1,880.1	2,534.0
Total other assets	12,950.0	13,600.0
Property and Equipment
Land, buildings, equipment, and construction-in-progress	15,037.9	14,918.0
Less accumulated depreciation	(7,401.2)	(7,157.8)
Property and equipment, net	7,636.7	7,760.2
Total assets	$33,226.0	$34,398.9
Liabilities and Shareholders’ Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$1,023.2	$11.9
Accounts payable	1,141.0	1,188.3
Employee compensation	671.3	940.3
Sales rebates and discounts	1,797.5	1,777.2
Dividends payable	527.0	541.4
Income taxes payable	37.3	143.5
Deferred income taxes	913.6	1,048.0
Other current liabilities	2,297.6	2,738.9
Total current liabilities	8,408.5	8,389.5
Other Liabilities
Long-term debt	4,290.8	5,519.4
Accrued retirement benefits (Note 11)	2,621.7	3,012.4
Long-term income taxes payable (Note 10)	1,410.6	1,334.3
Other noncurrent liabilities	1,258.0	1,369.4
Total other liabilities	9,581.1	11,235.5
Shareholders’ Equity (Notes 7 and 8)
Common stock	704.7	716.6
Additional paid-in capital	4,969.6	4,963.1
Retained earnings	16,608.6	16,088.2
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 13)	(3,948.7)	(3,797.1)
Noncontrolling interests	9.0	8.7
Cost of common stock in treasury	(93.6)	(192.4)
Total shareholders’ equity	15,236.4	14,773.9
Total liabilities and shareholders’ equity	$33,226.0	$34,398.9
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Six Months Ended
	June 30,
	2013	2012
	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$2,754.2	$1,934.7
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	745.4	747.9
Change in deferred income taxes	198.9	150.7
Stock-based compensation expense	68.8	65.8
Income related to transfer of exenatide rights (Note 4)	(495.4)	—
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(1,271.5)	(759.8)
Other operating activities, net	16.2	19.2
Net Cash Provided by Operating Activities	2,016.6	2,158.5
Cash Flows from Investing Activities
Net purchases of property and equipment	(294.3)	(310.2)
Proceeds from sales and maturities of short-term investments	1,981.9	1,385.3
Purchases of short-term investments	(515.6)	(776.6)
Proceeds from sales and maturities of noncurrent investments	5,463.2	2,451.3
Purchases of noncurrent investments	(6,476.1)	(3,476.6)
Purchase of product rights	—	(67.9)
Cash paid for acquisitions, net of cash acquired	—	(199.3)
Other investing activities, net	(55.7)	(43.6)
Net Cash Provided by (Used for) Investing Activities	103.4	(1,037.6)
Cash Flows from Financing Activities
Dividends paid	(1,064.1)	(1,095.0)
Net change in short-term borrowings	—	(6.7)
Repayment of long-term debt	(1.7)	(1,508.0)
Purchases of common stock	(1,198.1)	—
Net Cash Used for Financing Activities	(2,263.9)	(2,609.7)
Effect of exchange rate changes on cash and cash equivalents	(88.4)	(87.9)

Net decrease in cash and cash equivalents	(232.3)	(1,576.7)
Cash and cash equivalents at January 1	4,018.8	5,922.5
Cash and Cash Equivalents at June 30	$3,786.5	$4,345.8
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
Note 3: Acquisitions
On February 17, 2012, we acquired all of the outstanding stock of ChemGen Corporation, a privately-held bioscience company specializing in the development and commercialization of innovative feed-enzyme products that improve the efficiency of poultry, egg, and meat production, for total purchase consideration of $206.9 million in cash. In connection with this acquisition, we recorded $151.5 million of intangible assets related to marketed products and $55.4 million of other net assets.
Note 4: Collaborations
We often enter into collaborative arrangements to develop and commercialize drug candidates. Collaborative activities may include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These collaborations often require milestone and royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party. Revenues related to products we sell pursuant to these arrangements are included in net product sales, while other sources of revenue (e.g., royalties and profit-share payments) are included in collaboration and other revenue. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item, net of any payments made to or reimbursements received from our collaboration partners. Each collaboration is unique in nature, and our more significant arrangements are discussed below.

The following table summarizes the composition of our total revenue recognized from all transactions, including collaboration activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net product sales	$5,759.9	$5,455.5	$11,208.4	$10,869.3
Collaboration and other revenue	169.8	145.2	323.3	333.4
Total revenue	$5,929.7	$5,600.7	$11,531.7	$11,202.7
Exenatide
In November 2011, we agreed with Amylin Pharmaceuticals, Inc. (Amylin) to terminate our collaborative arrangement for the joint development, marketing, and selling of Byetta® (exenatide injection) and other forms of exenatide such as Bydureon® (exenatide extended-release for injectable suspension). Under the terms of the termination agreement, Amylin made a one-time, upfront payment to us of $250.0 million. Amylin also agreed to make future revenue-sharing payments to us in an amount equal to 15.0 percent of its global net sales of exenatide products until Amylin made aggregate payments to us of $1.20 billion plus interest, which would accrue at 9.5 percent. Upon completion of the acquisition of Amylin by Bristol-Myers Squibb Company in August 2012, Amylin's obligation of $1.26 billion, including accrued interest, was paid in full, with $1.21 billion representing a prepayment of the obligation. Amylin will also pay a $150.0 million milestone to us contingent upon the U.S. Food and Drug Administration (FDA) approval of a once-monthly suspension version of exenatide that is currently in Phase II clinical trials.
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

The following table summarizes the revenue and other income recognized with respect to exenatide:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net product sales	$21.0	$53.1	$85.1	$101.6
Collaboration and other revenue	—	14.1	—	65.4
Total revenue	$21.0	$67.2	$85.1	$167.0

Income related to transfer of exenatide commercial rights (1)	$—	$—	$495.4	$—
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
The following table summarizes the revenue recognized with respect to Erbitux:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net product sales	$12.5	$28.7	$37.7	$62.7
Collaboration and other revenue	79.3	81.4	148.9	160.6
Total revenue	$91.8	$110.1	$186.6	$223.3
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
We are responsible for the manufacture and supply of all requirements of Erbitux in bulk-form active pharmaceutical ingredient (API) for clinical and commercial use in the territory, and BMS will purchase all of its requirements of API for commercial use from us, subject to certain stipulations in the agreement. Sales of Erbitux to BMS for commercial use are reported in net product sales.
Merck KGaA
A development and license agreement with Merck with respect to Erbitux granted Merck exclusive rights to market Erbitux outside of the U.S. and Canada, and co-exclusive rights with BMS and us in Japan. Merck also manufactures Erbitux for supply in its territory. We receive a royalty on the sales of Erbitux outside of the U.S. and Canada, which is included in collaboration and other revenue as earned. Collaborative reimbursements received for research and development and for marketing, selling, and administrative expenses are recorded as a reduction to the respective expense line items on the consolidated condensed statement of operations. Royalty expense paid to third parties, net of any royalty reimbursements received, is recorded as a reduction of collaboration and other revenue.

Effient®
We are in a collaborative arrangement with Daiichi Sankyo Company, Limited (Daiichi Sankyo) to develop, market, and promote Effient. We and Daiichi Sankyo have agreed to co-promote in certain territories (including the U.S. and five major European markets), while we have exclusive marketing rights in certain other territories. Daiichi Sankyo has exclusive marketing rights in Japan and certain other territories. The parties share approximately 50/50 in the profits, as well as in the costs of development and marketing in the co-promotion territories. A third party manufactures bulk product, and we produce the finished product for our exclusive and co-promotion territories. We record product sales in our exclusive and co-promotion territories. In our exclusive territories, we pay Daiichi Sankyo a royalty specific to these territories. Profit-share payments made to Daiichi Sankyo are recorded as marketing, selling, and administrative expenses. All royalties paid to Daiichi Sankyo and the third-party manufacturer are recorded in cost of sales. Effient sales were $137.4 million and $111.0 million for the quarters ended June 30, 2013 and 2012, respectively, and $253.2 million and $226.9 million for the six months ended June 30, 2013 and 2012, respectively.
Diabetes Collaboration
In January 2011, we and Boehringer Ingelheim entered into a global agreement to jointly develop and commercialize a portfolio of diabetes compounds. Included are Boehringer Ingelheim’s two oral diabetes agents, linagliptin and empagliflozin. Subsequently in 2011, linagliptin was approved and launched in the U.S. (trade name Tradjenta®), Japan (trade name Trazenta™), Europe (trade name Trajenta®), and other countries. Empagliflozin is currently under regulatory review in the U.S. and Europe. Also included in the agreement is our new insulin glargine product, which was submitted for regulatory review in Europe in June 2013, and an option granted to Boehringer Ingelheim to co-develop and co-commercialize our anti-TGF-beta monoclonal antibody, which is currently in Phase II clinical testing. Under the terms of the global agreement, we made an initial one-time payment to Boehringer Ingelheim of $388.0 million and recorded an acquired in-process research and development (IPR&D) charge, which was included as expense in the first quarter of 2011 and was deductible for tax purposes.
In connection with the approval of linagliptin in the U.S., Japan, and Europe, in 2011 we paid $478.7 million in success-based regulatory milestones, all of which were capitalized as intangible assets and are being amortized to cost of sales. We incurred milestone-related expenses of $92.2 million in connection with regulatory submissions for empagliflozin in the U.S. and Europe during the first quarter of 2013. These regulatory submission milestones were recorded as research and development expenses. We may also pay up to 228.8 million euro in additional regulatory milestones for empagliflozin. In the future, we will be eligible to receive $290.0 million in success-based regulatory milestones on our new insulin glargine product. Should Boehringer Ingelheim elect to opt in to the Phase III development and potential commercialization of the anti-TGF-beta monoclonal antibody, we would be eligible for up to $525.0 million in opt-in and success-based regulatory milestone payments. The companies share ongoing development costs equally. The companies also share in the commercialization costs and gross margin for any product resulting from the collaboration that receives regulatory approval. We record our portion of the gross margin as collaboration and other revenue, and we record our portion of the commercialization costs as marketing, selling, and administrative expense. Each company will also be entitled to potential performance payments on sales of the molecules they contribute to the collaboration. Revenue related to this collaboration was $54.8 million and $13.1 million for the quarters ended June 30, 2013 and 2012, respectively, and $97.4 million and $25.9 million for the six months ended June 30, 2013 and 2012, respectively.
Solanezumab
We have an agreement with an affiliate of TPG-Axon Capital (TPG) whereby TPG funded a portion of the Phase III development of solanezumab. Under the agreement, TPG’s obligation to fund solanezumab costs was not material and ended in the first half of 2011. In exchange for their funding, TPG may receive success-based sales milestones totaling approximately $70 million and mid-single digit royalties that are contingent upon the successful development of solanezumab. The royalties relating to solanezumab would be paid for approximately ten years after launch of a product.
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
Summary of Collaboration-Related Commission and Profit-Share Payments
The aggregate amount of commission and profit-share payments included in marketing, selling, and administrative expense pursuant to the collaborations described above was $55.2 million and $45.9 million for the quarters ended June 30, 2013 and 2012, respectively, and $100.4 million and $92.7 million for the six months ended June 30, 2013 and 2012, respectively.
Amortization of Intangible Assets
We record, as finite-lived intangible assets, the cost of milestone payments associated with products approved for marketing, as well as the cost of rights to assets approved for marketing that were acquired in business combinations. We also record finite-lived intangible assets for the cost of licensed platform technologies that have alternative future uses in research and development; manufacturing technologies; and customer relationships from business combinations. Amortization expense related to these finite-lived intangibles was $145.2 million and $133.1 million for the quarters ended June 30, 2013 and 2012, respectively, and $291.3 million and $280.8 million for the six months ended June 30, 2013 and 2012, respectively.
Note 5: Asset Impairments, Restructuring, and Other Special Charges
We recognized asset impairments, restructuring, and other special charges of $63.5 million and no charges for the quarters ended June 30, 2013 and 2012, respectively, and $85.2 million and $23.8 million for the six months ended June 30, 2013 and 2012, respectively. The 2013 charges related primarily to costs associated with the anticipated closure of a packaging and distribution facility in Germany and to severance costs for actions the company is taking, primarily outside the U.S., to reduce its cost structure and global workforce. The 2012 charges primarily relate to a change in our estimates of returned product related to the withdrawal of XigrisTM from the market during the fourth quarter of 2011.
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
We may enter into foreign currency forward contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other — net, (income) expense. We may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2013, we had outstanding foreign currency forward commitments to purchase 895.3 million U.S. dollars and sell 680.1 million euro, commitments to purchase 192.7 million euro and sell 253.9 million U.S. dollars, commitments to purchase 323.0 million U.S. dollars and sell 31.21 billion Japanese yen, commitments to purchase 251.6 million British pounds and sell 293.4 million euro, and commitments to purchase 170.0 million euro and sell 145.1 million British pounds, which will all settle within 30 days.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. At June 30, 2013, substantially all of our total debt is at a fixed rate. We have converted approximately 60 percent of our fixed-rate debt to floating rates through the use of interest rate swaps.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fair value hedges:
Effect from hedged fixed-rate debt	$144.3	$97.6	$213.3	$31.7
Effect from interest rate contracts	(144.3)	(97.6)	(213.3)	(31.7)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	2.2	2.2	4.4	4.4
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	(7.6)	18.0	(7.5)	(14.8)
The effective portion of net losses on equity contracts in designated cash flow hedging relationships recorded in other comprehensive income (loss) was $10.1 million and $8.9 million for the three and six months ended June 30, 2013, respectively. There were no equity contracts in designated cash flow hedging relationships in 2012.
During the next 12 months, we expect to reclassify from accumulated other comprehensive loss to earnings $8.9 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on our floating rate debt.
During the three and six months ended June 30, 2013 and 2012, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at June 30, 2013 and December 31, 2012 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
Description	Carrying Amount	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2013
Cash and cash equivalents	$3,786.5	$3,786.5	$3,724.7	$61.8	$	$3,786.5

Short-term investments:
U.S. government and agencies	$84.5	$84.5	$84.5	$	$	$84.5
Corporate debt securities	838.3	836.3		838.3		838.3
Other securities	1.7	1.7		1.7		1.7
Short-term investments	$924.5	$922.5

Noncurrent investments:
U.S. government and agencies	$1,083.7	$1,090.9	$1,001.2	$82.5	$	$1,083.7
Corporate debt securities	3,948.4	3,978.1		3,948.4		3,948.4
Mortgage-backed	629.3	646.0		629.3		629.3
Asset-backed	353.5	358.8		353.5		353.5
Other securities	7.8	8.1		7.8		7.8
Marketable equity	262.4	100.9	262.4			262.4
Equity method and other investments(1)	276.3	276.3
Noncurrent investments	$6,561.4	$6,459.1

December 31, 2012
Cash and cash equivalents	$4,018.8	$4,018.8	$3,964.4	$54.4	$	$4,018.8

Short-term investments:
U.S. government and agencies	$150.2	$150.2	$150.2	$	$	$150.2
Corporate debt securities	1,503.5	1,501.5		1,503.5		1,503.5
Other securities	11.8	11.8		11.8		11.8
Short-term investments	$1,665.5	$1,663.5

Noncurrent investments:
U.S. government and agencies	$1,362.7	$1,360.3	$1,122.4	$240.3	$	$1,362.7
Corporate debt securities	3,351.3	3,322.9		3,351.3		3,351.3
Mortgage-backed	668.1	677.7		668.1		668.1
Asset-backed	519.0	523.5		519.0		519.0
Other securities	3.3	3.3		3.3		3.3
Marketable equity	175.8	83.0	175.8			175.8
Equity method and other investments(1)	233.1	233.1
Noncurrent investments	$6,313.3	$6,203.8
1 Fair value not applicable

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Long-term debt, including current portion
June 30, 2013	$(5,314.0)	$	$(5,638.1)	$	$(5,638.1)
December 31, 2012	(5,531.3)		(5,996.6)		(5,996.6)

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2013
Risk-management instruments
Interest rate contracts designated as hedging instruments:
Other receivables	$12.4	$	$12.4	$	$12.4
Sundry	363.7		363.7		363.7
Foreign exchange contracts not designated as hedging instruments:
Other receivables	22.8		22.8		22.8
Other current liabilities	(5.4)		(5.4)		(5.4)
Equity contracts designated as hedging instruments:
Sundry	0.6		0.6		0.6
Other current liabilities	(7.3)		(7.3)		(7.3)
Other noncurrent liabilities	(2.2)		(2.2)		(2.2)

December 31, 2012
Risk-management instruments
Interest rate contracts designated as hedging instruments:
Sundry	$589.4	$	$589.4	$	$589.4
Foreign exchange contracts not designated as hedging instruments:
Other receivables	11.0		11.0		11.0
Other current liabilities	(17.5)		(17.5)		(17.5)
Risk-management instruments above are disclosed on a gross basis. There are various rights of setoff associated with certain of the risk-management instruments above that are subject to an enforceable master netting arrangement or similar agreements. Although various rights of setoff and master netting arrangements or similar agreements may exist with the individual counterparties to the risk-management instruments above, individually, these financial rights are not material.
We determine fair values based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. The fair value of equity method investments and other investments is not readily available.

The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of June 30, 2013:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$6,942.8	$924.5	$4,836.0	$448.8	$733.5

A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	June 30, 2013	December 31, 2012
Unrealized gross gains	$182.1	$140.5
Unrealized gross losses	77.8	29.0
Fair value of securities in an unrealized gain position	2,768.3	5,246.0
Fair value of securities in an unrealized loss position	4,295.5	2,102.0
Other-than-temporary impairment losses on investment securities of $5.2 million were recognized in the statement of operations for the six months ended June 30, 2013. No charges were recognized during the second quarter of 2013. Other-than-temporary impairment losses on investment securities of $3.7 million and $7.4 million were recognized in the statement of operations for the second quarter and first six months of 2012, respectively. For fixed-income securities, the amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing the credit loss were the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration.
The securities in an unrealized loss position include fixed-rate debt securities of varying maturities. The value of fixed-income securities is sensitive to changes in the yield curve and other market conditions. Approximately 80 percent of the securities in a loss position are investment-grade debt securities. At this time, there is no indication of default on interest or principal payments for debt securities other than those for which an other-than-temporary impairment charge has been recorded. We do not intend to sell and it is not more likely than not we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and we have concluded that no additional other-than-temporary loss is required to be charged to earnings as of June 30, 2013.
Activity related to our investment portfolio, substantially all of which related to available-for-sale securities, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Proceeds from sales	$3,587.6	$1,251.9	$6,939.7	$3,635.3
Realized gross gains on sales	28.2	13.2	38.2	26.9
Realized gross losses on sales	5.4	2.5	7.9	5.2
Realized gains and losses on sales of investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Note 7: Stock-Based Compensation
Our stock-based compensation expense consists primarily of performance awards (PAs), shareholder value awards (SVAs), and restricted stock units (RSUs). We recognized pretax stock-based compensation cost of $33.7 million and $34.8 million for the quarters ended June 30, 2013 and 2012, respectively. During the first six months of 2013 and 2012, we recognized pretax stock-based compensation expense of $68.8 million and $65.8 million, respectively.
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain earnings per share targets over a two-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement period. As of June 30, 2013, the total remaining unrecognized compensation cost related to nonvested PAs amounted to $36.7 million, which will be amortized over the weighted-average remaining requisite service period of approximately 15 months.
SVAs are granted to officers and management and are payable in shares of common stock at the end of a three-year period. The number of shares actually issued varies depending on our stock price at the end of the three-year vesting period compared to pre-established target prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. As of June 30, 2013, the total remaining unrecognized compensation cost related to nonvested SVAs amounted to $76.8 million, which will be amortized over the weighted-average remaining requisite service period of approximately 24 months.
RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, typically three years. As of June 30, 2013, the total remaining unrecognized compensation cost related to nonvested RSUs amounted to $83.3 million, which will be amortized over the weighted-average remaining requisite service period of 25 months.
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
The U.S. examination of certain matters related to tax years 2008–2009 that were not settled as part of previous examinations remains in progress. Management believes it is reasonably possible the remaining 2008–2009 tax matters could be concluded within the next 12 months. However, resolution of these matters is still dependent upon a number of factors, including the potential for formal administrative and legal proceedings. As a result, it is not possible to estimate the range of the reasonably possible changes in unrecognized tax benefits that could occur within the next 12 months related to these years, nor is it possible to estimate reliably the total future cash flows related to these unrecognized tax benefits.

Note 11: Retirement Benefits
Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$71.1	$64.1	$140.8	$127.1
Interest cost	108.9	112.7	218.3	225.7
Expected return on plan assets	(174.8)	(170.3)	(349.7)	(341.4)
Amortization of prior service cost	2.6	0.8	5.2	1.7
Recognized actuarial loss	99.2	71.0	195.2	141.9
Net periodic benefit cost	$107.0	$78.3	$209.8	$155.0

	Retiree Health Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$15.1	$15.9	$30.2	$32.3
Interest cost	23.3	28.5	46.7	57.0
Expected return on plan assets	(32.7)	(31.8)	(65.5)	(63.6)
Amortization of prior service cost	(5.9)	(8.8)	(12.8)	(17.5)
Recognized actuarial loss	23.2	24.6	46.2	48.3
Net periodic benefit cost	$23.0	$28.4	$44.8	$56.5
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
Alimta Patent Litigation and Administrative Proceedings
We are engaged in the following U.S. patent litigation matters involving Alimta brought pursuant to procedures set out in the Hatch-Waxman Act (the Drug Price Competition and Patent Term Restoration Act of 1984). Teva Parenteral Medicines, Inc. (Teva); APP Pharmaceuticals, LLC (APP); Barr Laboratories, Inc. (Barr); Pliva Hrvatska D.O.O. (Pliva); Accord Healthcare Inc. (Accord); and Apotex Inc. (Apotex) each submitted Abbreviated New Drug Applications (ANDAs) seeking approval to market generic versions of Alimta prior to the expiration of our vitamin dosage regimen patent (expiring in 2022) and alleging the patent is invalid.
In October 2010, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against Teva, APP, Pliva, and Barr seeking rulings that the patent is valid and infringed. Trial in this case is scheduled to begin in August 2013. In January 2012 and April 2012, we filed similar lawsuits in the same court against Accord and Apotex, respectively. A second lawsuit against Accord was filed in February 2013. The Accord and Apotex cases have been consolidated by the court, with a trial scheduled in July 2014. In June 2013, Accord filed a petition requesting review of the patent by the U.S. Patent and Trademark Office, seeking a ruling that the claims in the patent are invalid. In addition, generic manufacturers have opposed the European Patent Office's decision to grant a vitamin dosage regimen patent, and are seeking revocation of that patent.
We believe the challenges to these patents are without merit and expect to prevail. However, it is not possible to determine the outcome of the challenges, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. We expect that a loss of exclusivity for Alimta would result in a rapid and severe decline in future revenues in the relevant market.
Byetta Product Liability Litigation
We have been named as a defendant in approximately 170 Byetta product liability lawsuits involving approximately 550 plaintiffs. Approximately 85 of these lawsuits, covering about 465 plaintiffs, are filed in California and coordinated in a Los Angeles Superior Court. We are aware of approximately 460 additional claimants who have not yet filed suit. The majority of the claims allege damages for pancreatitis. A smaller number of claimants allege that Byetta caused or contributed to their pancreatic cancer. We believe these claims are without merit and are prepared to defend against them vigorously.
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
Prozac® Product Liability Litigation
We have been named as a defendant in 10 U.S. lawsuits primarily related to allegations that the antidepressant Prozac caused or contributed to birth defects in the children of women who ingested the drug during pregnancy. We are aware of approximately 380 additional claims related to birth defects, which have not yet been filed. We believe these claims are without merit and are prepared to defend against them vigorously.

Brazil–Employee Litigation
We have been named in a lawsuit brought by the Labor Attorney for 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly manufacturing facility in Cosmopolis, Brazil. We have also been named in approximately 30 lawsuits filed in the same court by individual former employees making similar claims. We believe these lawsuits are without merit and are prepared to defend against them vigorously.
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

Note 13:    Other Comprehensive Income (Loss)
The following table summarizes the activity related to each component of other comprehensive income (loss) during the three months ended June 30, 2013:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2013	$80.8	$90.5	$(4,086.7)	$(99.0)	$(4,014.4)

Other comprehensive income (loss) before reclassifications	12.1	(23.0)	5.3	(5.8)	(11.4)
Net amount reclassified from accumulated other comprehensive loss	—	(0.5)	76.2	1.4	77.1
Net other comprehensive income (loss)	12.1	(23.5)	81.5	(4.4)	65.7

Balance at June 30, 2013	$92.9	$67.0	$(4,005.2)	$(103.4)	$(3,948.7)

The following table summarizes the activity related to each component of other comprehensive income (loss) during the six months ended June 30, 2013:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$426.8	$72.5	$(4,195.2)	$(101.2)	$(3,797.1)

Other comprehensive income (loss) before reclassifications	(333.9)	(1.7)	37.7	(5.1)	(303.0)
Net amount reclassified from accumulated other comprehensive loss	—	(3.8)	152.3	2.9	151.4
Net other comprehensive income (loss)	(333.9)	(5.5)	190.0	(2.2)	(151.6)

Balance at June 30, 2013	$92.9	$67.0	$(4,005.2)	$(103.4)	$(3,948.7)
The tax effect on the unrealized net losses on securities was a benefit of $11.6 million and $1.8 million for the second quarter and first six months of 2013, respectively. The tax effect related to our defined benefit pension and retiree health benefit plans was an expense of $42.1 million and $89.1 million for the second quarter and first six months of 2013, respectively. The tax effect on the effective portion of cash flow hedges was not significant for the second quarter and first six months of 2013. Income taxes were not provided for foreign currency translation.

	Reclassifications Out of Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended	Six Months Ended	Affected Line Item in the Consolidated Condensed Statements of Operations
	June 30, 2013	June 30, 2013
Amortization of defined pension benefit items:
Prior service costs	$3.3	$7.6	(1)
Actuarial gains (losses)	(122.4)	(241.4)	(1)
Total before tax	(119.1)	(233.8)
Tax benefit	42.9	81.5
Net of tax	(76.2)	(152.3)

Other, net of tax	(0.9)	0.9	Other—net, (income) expense
Total reclassifications for the period (net of tax)	$(77.1)	$(151.4)

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 11).

Note 14: Other—Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income related to transfer of exenatide commercial rights (Note 4)	$—	$—	$(495.4)	$—
Interest expense	40.3	43.0	80.6	88.3
Interest income	(29.7)	(27.2)	(53.3)	(53.3)
Other	(22.5)	0.7	(73.0)	27.5
Other—net, (income) expense	$(11.9)	$16.5	$(541.1)	$62.5
The increase in other—net, (income) expense for the first six months is primarily related to income recognized from the transfer to Amylin of exenatide commercial rights in all markets outside the United States during the first quarter of 2013. See Note 4 for additional information.

Note 15: Segment Information
We operate in two business segments—human pharmaceutical products and animal health. Our business segments are distinguished by the ultimate end user of the product—humans or animals. Performance is evaluated based on profit or loss from operations before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Segment revenue — to unaffiliated customers:
Human pharmaceutical products:
Neuroscience	$2,004.5	$1,824.5	$3,853.4	$3,728.2
Endocrinology	1,784.3	1,704.1	3,509.2	3,395.1
Oncology	808.1	846.8	1,572.3	1,650.6
Cardiovascular	731.3	646.9	1,425.3	1,284.9
Other pharmaceuticals	58.0	66.2	129.1	140.9
Total human pharmaceutical products	5,386.2	5,088.5	10,489.3	10,199.7
Animal health	543.5	512.2	1,042.4	1,003.0
Total segment revenue	$5,929.7	$5,600.7	$11,531.7	$11,202.7
Segment profits:
Human pharmaceutical products	$1,430.7	$1,049.3	$2,778.8	$2,280.9
Animal health	147.7	136.4	277.0	263.9
Total segment profits	$1,578.4	$1,185.7	$3,055.8	$2,544.8
Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$1,578.4	$1,185.7	$3,055.8	$2,544.8
Other profits (losses):
Income related to transfer of exenatide commercial rights (Note 4)	—	—	495.4	—
Asset impairments, restructuring, and other special charges (Note 5)	(63.5)	—	(85.2)	(23.8)
Total consolidated income before taxes	$1,514.9	$1,185.7	$3,466.0	$2,521.0

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
Financial Results
Worldwide total revenue increased 6 percent and 3 percent to $5.93 billion and $11.53 billion in the second quarter and first six months of 2013, respectively, primarily driven by growth in several products, including Cymbalta® and Cialis®, partially offset by steep sales declines for Zyprexa® due to the loss of patent exclusivity in most major markets other than Japan. Net income for the second quarter and first six months of 2013 increased 31 percent and 42 percent to $1.21 billion and $2.75 billion, respectively. EPS for the second quarter and first six months of 2013 increased 34 percent and 46 percent to $1.11 per share and $2.53 per share, respectively, compared with the same periods of 2012. The increases in net income and EPS during the second quarter were driven by higher gross margin and lower marketing, selling, and administrative expenses and, to a lesser extent, higher other income and a lower effective tax rate, partially offset by higher asset impairment, restructuring, and other special charges as highlighted below. The increase in net income and EPS for the first six months of 2013 was also driven by the income recognized from the transfer to Amylin of exenatide commercial rights in all markets outside the U.S. as highlighted below, partially offset by higher research and development expenses. EPS also benefited from a lower number of shares outstanding in the second quarter and first six months of 2013 compared to the same respective periods of 2012.
The following highlighted items affect comparisons of our financial results for the three and six months ended June 30, 2013 and 2012:
2013
Collaborations (Note 4)

•	We recognized income in the first quarter of $495.4 million (pretax), or $0.29 per share, related to the transfer to Amylin of exenatide commercial rights in all markets outside the United States.
Asset Impairments, Restructuring, and Other Special Charges (Note 5)

•
We recognized charges in the second quarter of $63.5 million (pretax), or $0.04 per share, primarily related to costs associated with the anticipated closure of a packaging and distribution facility in Germany.

•
We recognized charges in the first quarter of $21.7 million (pretax), or $0.01 per share, related to severance costs for actions being taken, primarily outside the U.S., to reduce our cost structure and global workforce.

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
New insulin glargine product (Q2 2013 in Europe only)—a new insulin glargine product for the treatment of type 1 and type 2 diabetes (in collaboration with Boehringer Ingelheim). Lilly's new insulin glargine product has the same amino acid sequence as Sanofi-Aventis' Lantus® and is not covered by any patent protection.
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
Enzastaurin—In May 2013, we announced the decision to stop development of enzastaurin as a result of negative clinical trial results from the Phase III PRELUDE study, which explored the molecule as a monotherapy in the prevention of relapse for patients with diffuse large B-cell lymphoma.

Ixekizumab—In January 2013, we initiated Phase III clinical trial testing for ixekizumab as a potential treatment for psoriatic arthritis.
New insulin glargine product—In July 2013, we and Boehringer Ingelheim announced that the marketing authorization application for our new insulin glargine product, filed in June 2013 through the biosimilar pathway, was accepted for review by the European Medicines Agency. We anticipate filing for regulatory review in the U.S. in 2013.
Novel basal insulin analog—In January 2013, we announced plans for the 2013 and 2014 initiation of the remainder of the pre-planned clinical trials for the molecule. These studies will be conducted to support regulatory submissions and evaluate safety, efficacy, and differentiation of the molecule. These studies are in addition to the five ongoing IMAGINE clinical trials.
Ramucirumab—In the first quarter of 2013, we initiated a rolling submission to the FDA for ramucirumab as a single-agent biologic therapy in patients with advanced gastric cancer following progression on prior chemotherapy. We anticipate completion of the rolling submission to occur in 2013.
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
Legal, Regulatory, and Other Matters
We depend on patents or other forms of intellectual-property protection for most of our revenues, cash flows, and earnings. Through 2014, we expect to lose U.S. patent protection for Cymbalta (December 2013) and Evista® (March 2014). The loss of exclusivity for Cymbalta and Evista will likely result in generic competition, generally causing a rapid and severe decline in revenue from the affected product, and having a material adverse effect on our results of operations. The U.S. compound patent for Humalog® expired in May 2013. We do not currently expect the loss of compound patent protection for Humalog to result in a rapid and severe decline in revenue. To date, no biosimilar version of Humalog has been approved in the U.S. or Europe; however, we are aware that other manufacturers have efforts under way to develop biosimilar forms of Humalog, and it is difficult to predict the likelihood, timing, and impact of biosimilars entering the market. Our goal is to mitigate the effect of these exclusivity losses on our operations, liquidity, and financial position through growth in our patent-protected products that do not lose exclusivity during this period, in the emerging markets, in Japan, and in our animal health business. Our expected growth in the emerging markets and Japan is attributable to both the growth of these markets and launches of patent-protected products.
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
Revenue
Worldwide total revenue increased 6 percent to $5.93 billion for the second quarter of 2013 and increased 3 percent to $11.53 billion for the first six months of 2013, compared with the same periods of 2012. For the second quarter, increases of 6 percent and 2 percent due to higher prices and increased volume, respectively, were partially offset by a decrease of 2 percent due to the unfavorable impact of foreign exchange rates. The increase in volume was driven by volume gains for various products, partially offset by continued volume declines of Zyprexa due to the loss of patent exclusivity in most major markets and the transfer of exenatide commercial rights outside of the U.S. to Amylin. For the first six months of 2013, a 5 percent increase due to higher prices was partially offset by decreases of 2 percent and 1 percent due to the unfavorable impact of foreign exchange rates and decreased volume, respectively (numbers do not add due to rounding). Total revenue in the U.S. increased 13 percent to $3.40 billion for the second quarter of 2013 and increased 7 percent to $6.53 billion for the first six months of 2013, driven by increased prices, primarily for Cymbalta. Total revenue outside the U.S. decreased 2 percent to $2.53 billion for the second quarter of 2013 and decreased 2 percent to $5.00 billion for the first six months of 2013, driven by the unfavorable impact of foreign exchange rates, primarily the Japanese yen, the loss of patent exclusivity for Zyprexa in most markets outside of Japan and, to a lesser extent, decreased prices, partially offset by increased volume.

The following table summarizes our revenue activity:

				Three Months Ended
	Three Months Ended				Percent Change from
	June 30, 2013			June 30, 2012
Product	U.S.(1)	Outside U.S.	Total	Total	2012
	(Dollars in millions)
Cymbalta	$1,217.4	$279.8	$1,497.2	$1,223.1	22%
Alimta	304.9	364.5	669.4	659.5	2%
Humalog	351.9	276.7	628.6	613.4	2%
Cialis	214.7	314.7	529.4	469.5	13%
Humulin®	158.1	169.4	327.5	303.0	8%
Forteo®	115.8	181.1	296.9	276.4	7%
Zyprexa	19.5	263.7	283.2	379.5	(25)%
Evista	199.3	79.4	278.7	265.9	5%
Strattera®	102.6	65.7	168.3	153.0	10%
Effient	103.8	33.6	137.4	111.0	24%
Other pharmaceutical products	174.2	225.6	399.8	489.0	(18)%
Animal health products	321.3	222.2	543.5	512.2	6%
Total net product sales	3,283.5	2,476.4	5,759.9	5,455.5	6%
Collaboration and other revenue(2)	113.8	56.0	169.8	145.2	17%
Total revenue	$3,397.3	$2,532.4	$5,929.7	$5,600.7	6%

				Six Months Ended
	Six Months Ended				Percent Change from
	June 30, 2013			June 30, 2012
Product	U.S.(1)	Outside U.S.	Total	Total	2012
	(Dollars in millions)
Cymbalta	$2,274.3	$551.1	$2,825.4	$2,338.0	21%
Alimta	567.0	719.3	1,286.3	1,266.3	2%
Humalog	730.1	531.2	1,261.3	1,203.6	5%
Cialis	428.9	615.5	1,044.4	931.3	12%
Humulin	321.6	317.8	639.4	610.7	5%
Forteo	227.3	351.1	578.4	547.7	6%
Zyprexa	51.5	516.5	568.0	942.1	(40)%
Evista	370.9	148.3	519.2	522.1	(1)%
Strattera	208.2	126.8	335.0	311.9	7%
Effient	187.5	65.7	253.2	226.9	12%
Other pharmaceutical products	321.0	534.4	855.4	965.7	(11)%
Animal health products	616.2	426.2	1,042.4	1,003.0	4%
Total net product sales	6,304.5	4,903.9	11,208.4	10,869.3	3%
Collaboration and other revenue(2)	229.7	93.6	323.3	333.4	(3)%
Total revenue	$6,534.2	$4,997.5	$11,531.7	$11,202.7	3%

[1]	U.S. revenue includes revenue in Puerto Rico.

[2]
Collaboration and other revenue in 2013 consists primarily of royalties for Erbitux and revenue associated with Trajenta. Collaboration and other revenue in 2012 also includes revenue associated with exenatide in the United States.

U.S. sales of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and in the U.S. for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, increased 27 percent and 25 percent during the second quarter and first six months of 2013, respectively, driven by higher prices and, to a lesser extent, increased demand and the favorable impact of wholesaler buying patterns. Sales outside the U.S. increased 4 percent and 5 percent during the second quarter and first six months of 2013, respectively, driven primarily by increased volume, partially offset by the unfavorable impact of foreign exchange rates and lower prices. We will lose effective exclusivity for Cymbalta in the U.S. in December 2013. Several manufacturers have received tentative approvals to market generic duloxetine, and we expect generic duloxetine to be introduced in the market immediately following the loss of exclusivity. While it is difficult to predict the precise impact on Cymbalta sales, we expect the introduction of generics to result in a rapid and severe decline in our Cymbalta sales, which will have a material adverse effect on results of operations and cash flows.
U.S. sales of Alimta, a treatment for various cancers, increased 9 percent and 6 percent during the second quarter and first six months of 2013, respectively, driven by increased demand and higher prices. Sales outside the U.S. decreased 4 percent and 2 percent in the second quarter and first six months of 2013, respectively, due to the unfavorable impact of foreign exchange rates and lower prices, partially offset by increased volume.
U.S. sales of Humalog, our injectable human insulin analog for the treatment of diabetes, remained flat in the second quarter of 2013, driven by lower net effective selling prices, offset by increased volume. For the first six months of 2013, U.S. sales increased 4 percent, driven by the favorable impact of wholesaler buying patterns in the first quarter. Sales outside the U.S. increased 7 percent and 6 percent in the second quarter and first six months of 2013, respectively, due to increased volume, partially offset by the unfavorable impact of foreign exchange rates and lower prices.
U.S. sales of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia (BPH), increased 15 percent and 17 percent in the second quarter and first six months of 2013, respectively, driven primarily by higher prices. Sales outside the U.S. increased 11 percent and 9 percent in the second quarter and first six months of 2013, respectively, driven by increased volume and higher prices, partially offset by the unfavorable impact of foreign exchange rates.
U.S. sales of Humulin, an injectable human insulin for the treatment of diabetes, increased 11 percent and 8 percent in the second quarter and first six months of 2013, respectively, driven by higher prices, partially offset by decreased demand. Sales outside the U.S. increased 5 percent and 1 percent in the second quarter and first six months of 2013, respectively, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates.
U.S. sales of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in postmenopausal women and men, decreased 2 percent in the second quarter due to decreased volume, partially offset by higher prices. For the first six months of 2013, U.S. sales decreased 5 percent, due primarily to decreased volume. Sales outside the U.S. increased 14 percent in both the second quarter and first six months of 2013, due primarily to increased volume in Japan, partially offset by the unfavorable impact of foreign exchange rates.
U.S. sales of Zyprexa, a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance, decreased 35 percent and 78 percent in the second quarter and first six months of 2013, respectively. Sales outside the U.S. decreased 25 percent and 27 percent in the second quarter and first six months of 2013, respectively. The decreases were due to the loss of patent exclusivity in 2011 in the U.S. and most major international markets outside of Japan. Zyprexa sales in Japan were approximately $130 million and $245 million for the three and six months ended June 30, 2013, respectively, and were negatively affected by the continued weakening of the Japanese yen.
U.S. sales of Evista, a product for the prevention and treatment of osteoporosis in postmenopausal women and for reduction of risk of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer, increased 9 percent and 5 percent in the second quarter and first six months of 2013, respectively, driven by higher prices, partially offset by decreased demand. Sales outside the U.S. decreased 5 percent in the second quarter driven by the unfavorable impact of foreign exchange rates, partially offset by higher volume. For the first six months of 2013, sales outside the U.S. decreased 12 percent due primarily to the unfavorable impact of foreign exchange rates. We will lose effective patent exclusivity for Evista in the U.S. in March 2014. We are aware of manufacturers that have received tentative approvals to market generic raloxifene hydrochloride, the active ingredient in Evista, and we expect generic raloxifene hydrochloride to be introduced in the market immediately following the loss of exclusivity. While it is difficult to predict the precise impact on Evista sales, we expect the introduction of generics to result in a rapid and severe decline in our Evista sales, which will have a material adverse effect on results of operations and cash flows.
U.S. sales of Strattera, a treatment for attention-deficit hyperactivity disorder in children, adolescents, and in the U.S. in adults, increased 10 percent and 5 percent in the second quarter and first six months of 2013, respectively, due to higher prices, partially offset by lower demand. Sales outside the U.S. increased 10 percent and 12 percent in the second quarter and first six months of 2013, respectively, driven by increased volume in Japan, partially offset by lower prices and the unfavorable impact of foreign exchange rates.
U.S. sales of Effient, a product for the reduction of thrombotic cardiovascular events (including stent thrombosis) in patients with acute coronary syndrome who are managed with an artery-opening procedure known as percutaneous coronary intervention (PCI), including patients undergoing angioplasty, atherectomy, or stent placement, increased 28 percent and 10 percent in the second quarter and first six months of 2013, respectively, driven by higher prices. Sales outside the U.S. increased 12 percent and 17 percent in the second quarter and first six months of 2013, respectively, driven by increased volume.
Animal health product sales in the U.S. increased 5 percent in the second quarter of 2013, due primarily to increased demand for Trifexis®. For the first six months of 2013, U.S. sales increased 7 percent due to increased demand for Trifexis, partially offset by decreased volume in food animal products. Sales outside the U.S. increased 7 percent in the second quarter, driven primarily by increased sales of companion animal products. For the first six months of 2013, sales outside the U.S. decreased 1 percent as the unfavorable impact of foreign exchange rates was largely offset by increased prices.
Gross Margin, Costs, and Expenses
Gross margin as a percent of total revenue increased 0.8 percentage points, to 80.3 percent, for the second quarter and 0.8 percentage points, to 79.9 percent, for the first six months of 2013. The increase in gross margin percent for the second quarter was primarily due to higher prices and production volumes, partially offset by the impact of foreign exchange rates on international inventories sold. For the first six months of 2013, the increase in gross margin percent was primarily due to higher prices and production volumes, partially offset by the impact of foreign exchange rates on international inventories sold and higher manufacturing expenses.
Marketing, selling, and administrative expenses decreased 3 percent and 7 percent to $1.87 billion and $3.52 billion for the second quarter and first six months of 2013, respectively, as ongoing cost-containment efforts and the favorable impact of foreign exchange rates were partially offset by higher litigation expenses in the second quarter. Research and development expenses increased 1 percent and 8 percent to $1.33 billion and $2.68 billion for the second quarter and first six months of 2013, respectively, driven by expenses related to late-stage clinical trials. During the first quarter of 2013, we made milestone payments of $92.2 million to Boehringer Ingelheim following the regulatory submissions for empagliflozin and also incurred approximately $60 million in costs related to the discontinuation of the rheumatoid arthritis program for tabalumab.
We recognized asset impairments, restructuring, and other special charges of $63.5 million and $85.2 million for the second quarter and first six months of 2013, respectively, compared with no charges and $23.8 million for the second quarter and first six months of 2012, respectively. See Note 5 for additional information.
Other—net, (income) expense was income of $11.9 million and $541.1 million for the second quarter and first six months of 2013, respectively, compared with expense of $16.5 million and $62.5 million for the same respective periods in 2012. The increase for the second quarter was primarily related to a gain on the sale of an investment. The increase for the first six months was primarily driven by the income recognized from the transfer to Amylin of exenatide commercial rights outside the U.S. in the first quarter of 2013. See Notes 4 and 14 for additional information.
The effective tax rate was 20.4 percent and 20.5 percent for the second quarter and first six months of 2013, respectively, compared with an effective tax rate of 22.1 percent and 23.3 percent for the same respective periods in 2012. The decrease in the effective tax rate for both periods reflects the reinstatement of the R&D tax credit in the U.S. effective January 1, 2013. In addition, the decrease in the effective tax rate for the first six months of 2013 reflects the one-time impact of the R&D tax credit for 2012 that was recorded in the first quarter of 2013, partially offset by the tax impact of the transfer to Amylin of exenatide commercial rights outside the U.S. in the first quarter of 2013.

Financial Condition
Cash and cash equivalents decreased to $3.79 billion as of June 30, 2013, compared with $4.02 billion as of December 31, 2012, as net proceeds from sales and maturities of short-term investments of $1.47 billion and cash flow from operations of $2.02 billion were more than offset by share repurchases of $1.20 billion, dividends paid of $1.06 billion, and net purchases of noncurrent investments of $1.01 billion.
Total debt decreased to $5.31 billion as of June 30, 2013, compared with $5.53 billion as of December 31, 2012 due to the decrease in fair value of our hedged debt. Our current debt ratings from Standard & Poor’s and Moody’s are AA- and A2, respectively. Our ratings outlook from both Moody's and Standard & Poor's is stable.
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
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including dividends, capital expenditures, and potential business development activity. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings. We currently have $1.36 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program. Various risks and uncertainties, including those discussed in "Forward-Looking Statements", may affect our operating results and cash generated from operations.
We will lose U.S. patent protection for Cymbalta in December 2013 and for Evista in March 2014. See "Executive Overview—Legal, Regulatory, and Other Matters" for additional information.
Legal and Regulatory Matters
Information relating to certain legal proceedings can be found in Note 12 and is incorporated here by reference.
Financial Expectations for 2013
We have revised certain elements of our 2013 financial guidance. For the full year of 2013, we now expect EPS to be in the range of $4.28 to $4.38. We still anticipate that total revenue will be between $22.6 billion and $23.4 billion. Despite the initial impact of the U.S. Cymbalta patent expiration in the fourth quarter of 2013 and the loss of the anticipated 15 percent revenue-sharing obligation on worldwide exenatide sales, we expect overall revenue growth, driven by a portfolio of products including Humalog, Humulin, Cialis, Strattera, Forteo, Alimta, Cymbalta outside the U.S., Effient, Tradjenta, and Axiron®, as well as animal health products. In addition, significant revenue growth is expected in the emerging markets, particularly China, while a weaker Japanese yen will dampen revenue growth in Japan.
We now anticipate that gross margin as a percent of revenue will be approximately 79 percent. Marketing, selling, and administrative expenses are now expected to be in the range of $7.0 billion to $7.2 billion. Research and development expense is now expected to be in the range of $5.3 billion to $5.5 billion. Other—net, (income) expense is still expected to be in a range between $440 million and $590 million of income. We still anticipate capital expenditures of approximately $900 million.
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
Our management, with the participation of John C. Lechleiter, Ph.D., chairman, president, and chief executive officer, and Derica W. Rice, executive vice president, global services, and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2013, and concluded that they are effective.

(b)
Changes in Internal Controls. During the second quarter of 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
See Note 12: Contingencies to the Consolidated Condensed Financial Statements for information on various legal proceedings, including but not limited to:
•The U.S. patent litigation involving Alimta
•The product liability litigation involving Byetta, diethylstilbestrol, and Prozac
•The employee litigation in Brazil.
That information is incorporated into this Item by reference.
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2012 (Part I, Item 3) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Part II, Item 1).
Other Product Liability Litigation
We are currently a defendant in a variety of other product liability lawsuits in the U.S. involving primarily Darvon®, Zyprexa, Actos®, and Cymbalta.
Along with several other manufacturers, we are named as a defendant in approximately 70 active cases in the U.S. involving approximately 1,650 active claimants related to the analgesics Darvon and related formulations of propoxyphene. Additionally, 72 cases involving approximately 215 claimants were recently dismissed and are on appeal to the Sixth Circuit. These cases generally allege various cardiac injuries. Almost all of these cases have been consolidated in a federal multi-district litigation in the Eastern District of Kentucky or are pending in state and federal courts in California. A putative class action has been filed in the U.S. District Court for the Eastern District of Louisiana (Ballard, et al. v. Eli Lilly and Company et al.) against Lilly and other manufacturers seeking to assert product liability claims on behalf of U.S. residents who ingested propoxyphene pain products and allegedly sustained personal injuries. Lilly was dismissed with prejudice following a dispositive motion; however, the case remains open as other defendants have not been dismissed and there is currently no final appealable order. We transferred the U.S. regulatory approvals and all marketing rights to our propoxyphene products in 2002 to NeoSan Pharmaceuticals, Inc. (an affiliate of aaiPharma, Inc.), which subsequently transferred all such approvals and marketing rights to Xanodyne Pharmaceuticals, Inc. We believe these claims are without merit and are prepared to defend against them vigorously.

We have been named along with Takeda Chemical Industries, Ltd., and Takeda affiliates as a defendant in product liability cases in the U.S. related to the diabetes medication Actos, which we co-promoted with Takeda in the U.S. from 1999 until September 2006. In addition, we have been named along with Takeda as a defendant in three purported product liability class actions in Canada related to Actos, including one in Ontario (Casseres et al. v. Takeda Pharmaceutical North America, Inc., et al.), one in Quebec (Whyte et al. v. Eli Lilly et al.), and one in Alberta (Epp v. Takeda Canada et al.). We have also been named along with Takeda in an individual action for damages in Ontario, Canada (Antonacci v. Takeda Pharmaceutical Company Ltd, et al.). We promoted Actos in Canada until 2009. In general, plaintiffs in these actions allege that Actos caused or contributed to their bladder cancer. Under our agreement with Takeda, we will be indemnified by Takeda for our losses and expenses with respect to the U.S. litigation and other expenses in accordance with the terms of the indemnification agreement. We believe these claims are without merit and are prepared to defend against them vigorously.

Other Matters
We have been engaged in patent litigation in Canada regarding the validity of our Zyprexa patent. In September 2012, the Canadian Court of Appeals affirmed the lower court's decision that the patent was invalid for lack of utility. We sought leave to file a petition for review of the Court of Appeal's decision before the Supreme Court of Canada. In May of 2013 the Supreme Court of Canada denied our Leave to Appeal. We are exposed to damages from Teva arising from our market exclusivity for Zyprexa. The total amount of damages cannot be determined until after a separate damages trial, which has not yet been scheduled.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2012, we announced a $1.50 billion share repurchase program. As of December 31, 2012, there were $1.10 billion of shares remaining to be purchased. During the first quarter of 2013, we completed this program by purchasing the remaining $1.10 billion of shares. There was no repurchase activity during the second quarter ended June 30, 2013.
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

ELI LILLY AND COMPANY
(Registrant)

Date: July 26, 2013	/s/James B. Lootens
James B. Lootens
Corporate Secretary
Date: July 26, 2013	/s/Donald A. Zakrowski
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