Form 10-K
period 2013-12-31
LILLY ELI & CO
filed 2014-02-19
CIK 59478

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013
Commission file number 001-06351

Eli Lilly and Company

An Indiana corporation	I.R.S. employer identification no. 35-0470950
Lilly Corporate Center, Indianapolis, Indiana 46285
(317) 276-2000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock (no par value)	New York Stock Exchange
6.57% Notes Due January 1, 2016	New York Stock Exchange
7 1/8% Notes Due June 1, 2025	New York Stock Exchange
6.77% Notes Due January 1, 2036	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 under the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 under the Exchange Act: Yes ☐ No ☑
Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (Common Stock): approximately $46,911,000,000
Number of shares of common stock outstanding as of February 14, 2014: 1,119,713,084
Portions of the Registrant’s Proxy Statement to be filed on or about March 24, 2014 have been incorporated by reference into Part III of this report.

Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue,” or similar expressions.
In particular, information appearing under “Business,” “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, it is based on management's current plans and expectations, expressed in good faith and believed to have a reasonable basis. However, we can give no assurance that any such expectation or belief will result or will be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the timing of anticipated regulatory approvals and launches of new products;

•	market uptake of recently launched products;

•	competitive developments affecting current products;

•	the expiration of intellectual property protection for certain of our products;

•	our ability to protect and enforce patents and other intellectual property;

•	the impact of governmental actions regarding pricing, importation, and reimbursement for pharmaceuticals, including U.S. health care reform;

•	regulatory compliance problems or government investigations;

•	regulatory actions regarding currently marketed products;

•	unexpected safety or efficacy concerns associated with our products;

•	issues with product supply stemming from manufacturing difficulties or disruptions;

•	regulatory changes or other developments;

•	changes in patent law or regulations related to data-package exclusivity;

•	litigation involving current or future products as we are self-insured;

•	unauthorized disclosure of trade secrets or other confidential data stored in our information systems and networks;

•	changes in tax law;

•	changes in inflation, interest rates, and foreign currency exchange rates;

•	asset impairments and restructuring charges;

•	changes in accounting standards promulgated by the Financial Accounting Standards Board and the Securities and Exchange Commission (SEC);

•	acquisitions and business development transactions; and

•	the impact of exchange rates and global macroeconomic conditions.

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
Our animal health business, operating through our Elanco division, develops, manufactures, and markets products for both food animals and companion animals.
We manufacture and distribute our products through facilities in the United States, Puerto Rico, and 11 other countries. Our products are sold in approximately 120 countries.
Human Pharmaceutical Products
Our human pharmaceutical products include:
Endocrinology products, including:

•	Humalog®, Humalog Mix 75/25™, and Humalog Mix 50/50™, insulin analogs for the treatment of diabetes

•	Humulin®, human insulin of recombinant DNA origin for the treatment of diabetes

•	Trajenta®, an oral medication for the treatment of type 2 diabetes

•	Jentadueto®, a combination tablet of Trajenta and metformin hydrochloride for use in the treatment of type 2 diabetes

•	Forteo®, for the treatment of osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women

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
Neuroscience products, including:

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

•
Amyvid®, a radioactive diagnostic agent approved in 2012 in the U.S. and 2013 in the European Union (EU) for positron emission tomography (PET) imaging of beta-amyloid neuritic plaques in the brains of adult patients with cognitive impairment who are being evaluated for Alzheimer's disease and other causes of cognitive decline.

Oncology products, including:

•
Alimta®, for the first-line treatment, in combination with another agent, of advanced non-small cell lung cancer (NSCLC) for patients with non-squamous cell histology; for the second-line treatment of advanced non-squamous NSCLC; as monotherapy for the maintenance treatment of advanced non-squamous NSCLC in patients whose disease has not progressed immediately following chemotherapy treatment; and in combination with another agent, for the treatment of malignant pleural mesothelioma

•
Erbitux®, indicated both as a single agent and with another chemotherapy agent for the treatment of certain types of colorectal cancers; and as a single agent or in combination with radiation therapy for the treatment of certain types of head and neck cancers

•
Gemzar®, for the treatment of pancreatic cancer; in combination with other agents, for the treatment of metastatic breast cancer, NSCLC, and advanced or recurrent ovarian cancer; and in the EU for the treatment of bladder cancer.

Cardiovascular products, including:

•	Cialis®, for the treatment of erectile dysfunction and benign prostatic hyperplasia (BPH)

•
Effient®, for the reduction of thrombotic cardiovascular events (including stent thrombosis) in patients with acute coronary syndrome who are managed with an artery-opening procedure known as percutaneous coronary intervention (PCI), including patients undergoing angioplasty, atherectomy, or stent placement

•	ReoPro®, for use as an adjunct to PCI for the prevention of cardiac ischemic complications

•	Adcirca®, for the treatment of pulmonary arterial hypertension.
Animal Health Products
Our products for food animals include:

•	Rumensin®, a cattle feed additive that improves feed efficiency and growth and also controls and prevents coccidiosis

•	Posilac®, a protein supplement to improve milk productivity in dairy cows

•	Paylean® and Optaflexx®, leanness and performance enhancers for swine and cattle, respectively

•	Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry

•	Micotil®, Pulmotil®, and Pulmotil AC™, antibiotics used to treat respiratory disease in cattle, swine, and poultry, respectively

•	Coban®, Monteban®, and Maxiban®, anticoccidial agents for use in poultry

•	Surmax™ (sold as Maxus™ in some countries), a performance enhancer for swine and poultry.
Our products for companion animals include:

•	Trifexis®, a monthly chewable tablet for dogs that kills fleas, prevents flea infestations, prevents heartworm disease, and controls intestinal parasite infections

•	Comfortis®, a chewable tablet that kills fleas and prevents flea infestations on dogs.

Marketing
We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local needs.
Human Pharmaceuticals—United States
In the U.S., we distribute human pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies. In 2013, 2012, and 2011, three wholesale distributors in the U.S.—AmerisourceBergen Corporation, McKesson Corporation, and Cardinal Health, Inc.—each accounted for between 10 percent and 19 percent of our consolidated total revenue. No other distributor accounted for more than 10 percent of consolidated total revenue in any of those years.
We promote our major human pharmaceutical products in the U.S. through sales representatives who call upon physicians and other health care professionals. We advertise in medical journals, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the U.S., and we maintain websites with information about our major products. We supplement our employee sales force with contract sales organizations as appropriate to leverage our own resources and the strengths of our partners in various markets.
We maintain special business groups to service wholesalers, pharmacy benefit managers, managed-care organizations (MCOs), government and long-term care institutions, hospitals, and certain retail pharmacies. We enter into arrangements with these organizations providing for discounts or rebates on Lilly products.
Human Pharmaceuticals—Outside the United States
Outside the U.S, we promote our human pharmaceutical products primarily through sales representatives. While the products marketed vary from country to country, endocrinology products constitute the largest single group in total revenue. Distribution patterns vary from country to country. In most countries, we maintain our own sales organizations, but in some smaller countries we market our products through independent distributors.
Human Pharmaceutical Marketing Collaborations
Certain of our human pharmaceutical products are marketed in arrangements with other pharmaceutical companies, including the following:

•	We co-market Cymbalta in Japan with Shionogi & Co. Ltd.

•	Evista is marketed in major European markets by Daiichi Sankyo Europe GmbH, a subsidiary of Daiichi Sankyo Co., Ltd. (Daiichi Sankyo).

•
Erbitux is marketed in the U.S. and Canada by Bristol-Myers Squibb. We have the option to co-promote Erbitux in the U.S. and Canada. Outside the U.S. and Canada, Erbitux is commercialized by Merck KGaA. We receive royalties from Bristol-Myers Squibb and Merck KGaA.

•
Effient is co-promoted with us by Daiichi Sankyo or affiliated companies in the U.S., major European markets, Brazil, Mexico, and certain other countries. We retain sole marketing rights in Canada, Australia, Russia, and certain other countries. Daiichi Sankyo retains sole marketing rights in Japan and certain other countries.

•
Trajenta and Jentadueto are being jointly developed and commercialized with us by Boehringer Ingelheim pursuant to a collaboration agreement under which both parties contributed certain potential diabetes treatments in mid- and late-stage development to be jointly developed and commercialized by the parties.

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
Important competitive factors for both human pharmaceutical and animal health products include effectiveness, safety, and ease of use; price and demonstrated cost-effectiveness; marketing effectiveness; and research and development of new products and processes. Most new products that we introduce must compete with other branded or generic products already on the market or products that are later developed by competitors. If competitors introduce new products or delivery systems with therapeutic or cost advantages, our products can be subject to decreased sales, progressive price reductions, or both.
We believe our long-term competitive success depends upon discovering and developing (either alone or in collaboration with others) or acquiring innovative, cost-effective human pharmaceutical and animal health products that provide improved outcomes and deliver value to payers, together with our ability to continuously improve the productivity of our operations in a highly competitive environment. There can be no assurance that our research and development efforts will result in commercially successful products, and it is possible that our products will become uncompetitive from time to time as a result of products developed by our competitors.
Generic Pharmaceuticals
One of the biggest competitive challenges we face is from generic pharmaceuticals. In the U.S. and the EU, the regulatory approval process for human pharmaceuticals (other than biological products (biologics)) exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy of the innovator product. Therefore, generic manufacturers generally invest far less than we do in research and development and can price their products much lower than our branded products. Accordingly, when a branded non-biologic human pharmaceutical loses its market exclusivity, it normally faces intense price competition from generic forms of the product. In many countries outside the U.S., intellectual property protection is weak and we must compete with generic or counterfeit versions of our products. Many of our animal health products also compete with generics.
Biosimilars
Some of our current products, including Humalog, Humulin, Erbitux, and ReoPro, and many of the new molecular entities in our research pipeline are biologics. Competition for Lilly’s biologics may be affected by the approval of follow-on biologics, also known as biosimilars. A biosimilar is a biologic for which marketing approval would be granted based on less than a full safety and efficacy package due to the physical/structural similarity of the biosimilar to an already-approved biologic as well as reliance on the finding of safety and efficacy of the already-approved product. Globally, governments have or are developing regulatory pathways to approve biosimilars as alternatives to innovator-developed biologics, but the patent for the existing, branded product must expire in a given market before biosimilars may enter that market. The extent to which a biosimilar, once approved, will be substituted for the innovator biologic in a way that is similar to traditional generic substitution for non-biologic products, is not yet entirely clear, and will depend on a number of regulatory and marketplace factors that are still developing.
Managed Care Organizations
The growth of MCOs in the U.S. is also a major factor in the competitive marketplace for human pharmaceuticals. It is estimated that approximately two-thirds of the U.S. population now participates in some version of managed care. MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, Medicare Part D prescription drug plans, alliances of hospitals and physicians and other physician organizations. MCOs have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance to us.
To successfully compete for business with MCOs, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other medicines or other forms of care. As noted above, generic drugs are exempt from costly and time-consuming clinical trials to demonstrate their safety and efficacy and, as such, typically have lower costs than brand-name drugs. MCOs that focus primarily on the immediate cost of drugs often favor generics for this reason. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs. Laws in the U.S. generally allow, and in many cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be essentially equivalent to a brand-name drug. The substitution must be made unless the prescribing physician expressly forbids it.
MCOs typically maintain formularies specifying which drugs are covered under their plans. Exclusion of a drug from a formulary can lead to its sharply reduced usage in the MCO patient population. Consequently, pharmaceutical companies compete aggressively to have their products included. Where possible, companies compete for inclusion based upon unique features of their products, such as greater efficacy, fewer side effects, or greater patient ease of use. A lower overall cost of therapy is also an important factor. Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price. We have been generally, although not always, successful in having our major products included on MCO formularies.
Patents, Trademarks, and Other Intellectual Property Rights
Overview
Intellectual property protection is critical to our ability to successfully commercialize our life sciences innovations and invest in the search for new medicines. We own, have applied for, or are licensed under, a large number of patents in the U.S. and many other countries relating to products, product uses, formulations, and manufacturing processes. In addition, as discussed below, for some products we have additional effective intellectual property protection in the form of data protection under pharmaceutical regulatory laws.
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

•
Patent term restoration is a statutory right provided to U.S. patents that claim inventions subject to review by the U.S. Food and Drug Administration (FDA). A single patent for a human pharmaceutical product may be eligible for patent term restoration to make up for a portion of the time invested in clinical trials and the FDA review process. Patent term restoration is limited by a formula and cannot be calculated until product approval due to uncertainty about the duration of clinical trials and the time it takes the FDA to review an application. There is a five-year cap on any restoration, and no patent may be extended for more than 14 years beyond FDA approval. Some countries outside the U.S. also offer forms of patent term restoration. For example, Supplementary Protection Certificates are sometimes available to extend the life of a European patent up to an additional five years. Similarly, in Japan, Korea, and Australia, patent terms can be extended up to five years, depending on the length of regulatory review and other factors.

Loss of effective patent protection for human pharmaceuticals typically results in the loss of effective market exclusivity for the product, which can result in severe and rapid decline in sales of the product. However, in some cases the innovator company may be protected from approval of generic or other follow-on versions of a new medicine beyond the expiration of the compound patent through manufacturing trade secrets, later-expiring patents on methods of use or formulations, or data protection that may be available under pharmaceutical regulatory laws. The primary forms of data protection are as follows:

•
Regulatory authorities in major markets generally grant data package protection for a period of years following new drug approvals in recognition of the substantial investment required to complete clinical trials. Data package protection prohibits other manufacturers from submitting regulatory applications for marketing approval based on the innovator company’s regulatory submission data for the drug.

The base period of data package protection is five years in the U.S. (12 years for new biologics as described below), ten years in the EU, and eight years in Japan. The period begins on the date of product approval and runs concurrently with the patent term for any relevant patent.

•
Under the Biologics Price Competition and Innovation Act (enacted in the U.S. in 2010), the FDA has the authority to approve similar versions (biosimilars) of innovative biologics. A competitor seeking approval of a biosimilar must file an application to show its molecule is highly similar to an approved innovator biologic, address the challenges of biologics manufacturing, and include a certain amount of safety and efficacy data which the FDA will determine on a case-by-case basis. Under the data protection provisions of this law, the FDA cannot approve a biosimilar application until 12 years after initial marketing approval of the innovator biologic, subject to certain conditions.

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

•
Under the U.S. orphan drug law, a specific use of a drug or biological product can receive "orphan" designation if it is intended to treat a disease or condition affecting fewer than 200,000 people in the U.S., or affecting more than 200,000 people but not reasonably expected to recover its development and marketing costs through U.S. sales. Among other benefits, orphan designation entitles the particular use of the drug to seven years of market exclusivity, meaning that the FDA cannot (with limited exceptions) approve another marketing application for the same drug for the same indication until expiration of the seven-year period. Unlike pediatric exclusivity, the orphan exclusivity period is independent of and runs in parallel with any applicable patents.

Outside the major markets, the adequacy and effectiveness of intellectual property protection for human pharmaceuticals varies widely. Under the Trade-Related Aspects of Intellectual Property Agreement (TRIPs) administered by the World Trade Organization (WTO), more than 140 countries have now agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to patent owners. Because of TRIPs transition provisions, dispute resolution mechanisms, substantive limitations, and ineffectual implementation, it is difficult to assess when and how much we will benefit commercially from this protection.
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
Our Intellectual Property Portfolio
We consider intellectual property protection for certain products, processes, and uses—particularly those products discussed below—to be important to our operations. For many of our products, in addition to the compound patent, we hold other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the compound patent.
The most relevant U.S. patent protection or data protection for our larger or recently launched patent-protected marketed products is as follows:

•	Alimta is protected by a compound patent (2016) plus pediatric exclusivity (2017), and a vitamin dosage regimen patent (2021) plus pediatric exclusivity (2022).

•	Cialis is protected by compound and use patents (2017).

•	Cymbalta was protected by a compound patent plus pediatric exclusivity until December 2013.

•	Effient is protected by a compound patent (2017).

•	Evista is protected by patents on the treatment and prevention of osteoporosis (March 2014).

•	Humalog was protected by a compound patent until May 2013.

•	Strattera is protected by a patent covering its use in treating attention deficit-hyperactivity disorder (2016) plus pediatric exclusivity (2017).

•	Trajenta and Jentadueto are protected by a compound patent (2023), and Boehringer Ingelheim has applied for a patent extension to 2025 under the patent restoration laws.
Outside the U.S., important patent protection or data protection includes:

•	Alimta in major European countries (compound patent 2015, vitamin dosage regimen patent 2021) and Japan (compound patent 2015, patent covering use to treat cancer concomitantly with vitamins 2021)

•	Cialis in major European countries (compound patent 2017)

•	Cymbalta in major European countries (data package protection second half of 2014) and Japan (data package protection 2018)

•	Zyprexa in Japan (compound patent 2015).
U.S. patent protection or data protection for our new molecular entities that have been submitted for regulatory review is as follows (additional information about these molecules is provided in Item 7, "Management’s Discussion and Analysis—Late-Stage Pipeline”):

•	Dulaglutide - compound patent 2024 (not including possible patent extension)

•	Empagliflozin - compound patent 2025 (not including possible patent extension)

•	Ramucirumab - data package protection 12 years following approval

•	Our new insulin glargine product has the same amino acid sequence as Sanofi-Aventis' Lantus ® and is not covered by any patent protection.
Worldwide, we sell all of our major products under trademarks that we consider in the aggregate to be important to our operations. Trademark protection varies throughout the world, with protection continuing in some countries as long as the mark is used, and in other countries as long as it is registered. Registrations are normally for fixed but renewable terms.
Patent Licenses
Most of our major products were discovered in our own laboratories and are not subject to significant license agreements. Two of our largest products, Cialis and Alimta, are subject to patent assignments or licenses granted to us by others.

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

•
The compound patent for Alimta is the subject of a license agreement with Princeton University, granting us an irrevocable exclusive worldwide license to the compound patents for the lives of the patents in the respective territories. The agreement calls for royalties of a single-digit percentage of net sales. The agreement is not subject to termination by Princeton for any reason other than a material breach by Lilly of the royalty obligation, after a substantial cure period. Alimta is also the subject of a worldwide, nonexclusive license to certain patents owned by Takeda Pharmaceutical Company Limited. The agreement calls for royalties of a single-digit percentage of net sales in countries covered by a relevant patent. The agreement is subject to termination for material default and failure to cure by Lilly and in the event that Lilly becomes bankrupt or insolvent.
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
Generic manufacturers use Paragraph IV certifications extensively to challenge patents on innovative human pharmaceuticals. In addition, generic companies have shown an increasing willingness to launch “at risk,” i.e., after receiving ANDA approval but before final resolution of their patent challenge. We are currently in litigation with numerous generic manufacturers arising from their Paragraph IV certifications challenging the vitamin dosage regimen patent for Alimta. For more information on this litigation, see Item 8, “Financial Statements and Supplementary Data—Note 16, Contingencies.”
Outside the United States, the legal doctrines and processes by which pharmaceutical patents can be challenged vary widely. In recent years, we have experienced an increase in patent challenges from generic manufacturers in many countries outside the U.S., and we expect this trend to continue. For more information on administrative challenges and litigation involving our Alimta vitamin dosage regimen patents in Europe, see Item 8, “Financial Statements and Supplementary Data—Note 16, Contingencies.”
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

The FDA extensively regulates all aspects of manufacturing quality for human pharmaceuticals under its current Good Manufacturing Practices (cGMP) regulations. Outside the U.S., our products and operations are subject to similar regulatory requirements, notably by the European Medicines Agency (EMA) in the EU and the Ministry of Health, Labor and Welfare (MHLW) in Japan. Specific regulatory requirements vary from country to country. We make substantial investments of capital and operating expenses to implement comprehensive, company-wide quality systems in our manufacturing, product development, and process development operations to ensure sustained compliance with cGMP and similar regulations. However, in the event we fail to adhere to these requirements in the future, we could be subject to interruptions in production, fines and penalties, and delays in new product approvals. Certain of our products are manufactured by third parties, and their failure to comply with these regulations could adversely affect us through failure to supply product to us or delays in new product approvals.
The marketing, promotional, and pricing practices of human pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers and prescribers, are subject to various other U.S. federal and state laws, including the federal anti-kickback statute and the False Claims Act and state laws governing kickbacks, false claims, unfair trade practices, and consumer protection. These laws are administered by, among others, the Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services, the Federal Trade Commission, the Office of Personnel Management, and state attorneys general. Over the past several years, the FDA, the DOJ, and many of these other agencies have increased their enforcement activities with respect to pharmaceutical companies and increased the inter-agency coordination of enforcement activities. Several claims brought by these agencies against Lilly and other companies under these and other laws have resulted in corporate criminal sanctions and very substantial civil settlements. See Item 3, “Legal Proceedings,” for information regarding a Corporate Integrity Agreement entered into by Lilly in connection with the resolution of a U.S. federal marketing practices investigation and certain related state investigations involving Zyprexa.
The U.S. Foreign Corrupt Practices Act of 1977 (FCPA) prohibits certain individuals and entities, including U.S. publicly traded companies, from promising, offering, or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of helping the company obtain or retain business or gain any improper advantage. The FCPA also imposes specific recordkeeping and internal controls requirements on U.S. publicly traded companies. As noted above, outside the U.S., our business is heavily regulated and therefore involves significant interaction with foreign officials. Additionally, in many countries outside the U.S., the health care providers who prescribe human pharmaceuticals are employed by the government and the purchasers of human pharmaceuticals are government entities; therefore, our interactions with these prescribers and purchasers are subject to regulation under the FCPA. The SEC and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. See Item 3, “Legal Proceedings,” for information about a SEC/DOJ investigation under the FCPA involving our operations in several countries.
In addition to the U.S. application and enforcement of the FCPA, the various jurisdictions in which we operate and supply our products have laws and regulations aimed at preventing and penalizing corrupt and anticompetitive behavior. In recent years, several jurisdictions, including China, Brazil, and the U.K., have enhanced their laws and regulations in this area, increased their enforcement activities, and/or increased the level of cross-border coordination and information sharing.
It is possible that we could become subject to additional administrative and legal proceedings and actions, which could include claims for civil penalties (including treble damages under the False Claims Act), criminal sanctions, and administrative remedies, including exclusion from U.S. federal and other health care programs. It is possible that an adverse outcome in future actions could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
Regulations Affecting Human Pharmaceutical Pricing, Reimbursement, and Access
In the United States, government and government-funded healthcare programs often impose direct and indirect price controls. We are required to provide rebates to the federal government and respective state governments on their purchases of our human pharmaceuticals under state Medicaid and Medicaid Managed Care programs (minimum of 23.1 percent plus adjustments for price increases over time) and rebates to private payers who cover patients in certain types of health care facilities that serve low-income and uninsured patients (known as 340B facilities). No rebates are required at this time in the Medicare Part B

(physician and hospital outpatient) program where reimbursement is set on an "average selling price plus 4.3 percent" formula. Drug manufacturers are required to provide a discount of 50 percent of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” (the coverage gap in Medicare prescription drug coverage). Additionally, an annual fee is imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs.
Rebates are also negotiated in the private sector. We give rebates to private payers who provide prescription drug benefits to seniors covered by Medicare and to private payers who provide prescription drug benefits to their customers. These rebates are affected by the introduction of competitive products and generics in the same class.
In most international markets, we operate in an environment of government-mandated cost-containment programs, which may include price controls, international reference pricing (to other countries’ prices), discounts and rebates, therapeutic reference pricing (to other, often generic, pharmaceutical choices), restrictions on physician prescription levels, and mandatory generic substitution.
Globally, public and private payers are increasingly restricting access to human pharmaceuticals based on the payers' assessments of comparative effectiveness and value. The U.S. has established the Patient Centered Outcomes Research Institute (PCORI), a federally-funded, private, non-profit corporation empowered to fund and disseminate comparative effectiveness research and build infrastructure for improved outcomes analysis. While PCORI has no authority to impose formulary changes directly in government-funded health programs, they are expected to drive an increase in CER studies which payers can use for formulary decisions and/or medical societies can use to inform medical guidelines development. Many countries outside of the U.S. use formal health technology assessment (HTA) processes to determine formulary placement and purchase price.
We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, in general we expect that state, federal, and international legislative and regulatory developments could have further negative effects on pricing and reimbursement for our human pharmaceutical products.
Research and Development
Our commitment to research and development dates back more than 100 years. Our research and development activities are responsible for the discovery and development of most of the products we offer today. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2013, we employed approximately 7,850 people in human pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel. Our research and development expenses were $5.53 billion in 2013, $5.28 billion in 2012, and $5.02 billion in 2011.
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
To supplement our internal efforts, we collaborate with others, including academic institutions and research-based pharmaceutical and biotechnology companies. We use the services of physicians, hospitals, medical schools, and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of our human pharmaceutical products. We actively seek out external investments in research and technologies that hold the promise to complement and strengthen our own efforts. These investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, joint ventures, and acquisitions.
Our Elanco animal health innovation strategy is focused on identifying and developing promising technologies and potential products from internal and external sources to meet unmet veterinary needs. Our animal health scientists also leverage discoveries from our human health laboratories to develop products to enhance the health and wellbeing of livestock and pets.
Human pharmaceutical development is time-consuming, expensive, and risky. On average, only one out of many thousands of molecules discovered by researchers ultimately becomes an approved medicine. The process from discovery to regulatory approval can take 12 to 15 years or longer. Drug candidates can fail at any stage of the process, and even late-stage drug candidates sometimes fail to receive regulatory approval or achieve commercial success. After approval and launch of a product, we expend considerable resources on post-marketing surveillance and additional clinical studies to collect and understand the benefits and potential risks of medicines as they are used as therapeutics. The following describes in more detail the research and development process for human pharmaceutical products:
Phases of New Drug Development

•	Discovery Research Phase
The earliest phase of new drug research and development, the discovery phase, can take many years. Scientists identify, design, and synthesize promising molecules, screening tens of thousands of molecules for their effect on biological “targets” that appear to play an important role in one or more diseases. Targets can be part of the body, such as a protein, receptor, or gene; or foreign, such as a virus or bacteria. Some targets have been proven to affect disease processes, but often the target is unproven and may later prove to be irrelevant to the disease. Molecules that have the desired effect on the target and meet other design criteria become “lead” molecules and move to the next phase of development. The probability of any one such lead molecule becoming a commercial product is extremely low.

•	Early Development Phase
The early development phase involves refining lead molecules, understanding how to manufacture them efficiently, and completing initial testing for safety and efficacy. Safety testing is done first in laboratory tests and animals as necessary, to identify toxicity and other potential safety issues that would preclude use in humans. The first human tests (often referred to as Phase I) are normally conducted in small groups of healthy volunteers to assess safety and find the potential dosing range. After a safe dose has been established, the drug is administered to small populations of patients (Phase II) to look for initial signs of efficacy in treating the targeted disease and to continue to assess safety. In parallel, scientists work to identify safe, effective, and economical manufacturing processes. Long-term animal studies continue to test for potential safety issues. Of the molecules that enter the early development phase, typically less than 10 percent move on to the product phase. The early development phase normally takes several years to complete.

•	Product Phase
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

•	Submission Phase
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
We believe our investments in research, both internally and in collaboration with others, have been rewarded by the large number of new molecules and new indications for existing molecules that we have in all stages of development. We currently have approximately 60 drug candidates across all stages of human testing and a larger number of projects in preclinical development. Among our new investigational molecules currently in the product phase of development or awaiting regulatory approval are potential therapies for diabetes, various cancers, Alzheimer’s disease, pain, high-risk vascular disease, rheumatoid arthritis, lupus, psoriasis, and psoriatic arthritis. We are studying many other drug candidates in the earlier stages of development, including molecules targeting various cancers, diabetes, Alzheimer’s disease, depression, pain, migraine, bipolar disorder, anemia, cardiovascular disease, musculoskeletal disorders, renal diseases, lupus, and Crohn's disease. We are also developing new uses, formulations, or delivery methods for many of these molecules as well as several currently marketed products, including Axiron, Cialis, Effient, Humalog, and Trajenta. See Item 7, "Management's Discussion and Analysis--Late-Stage Pipeline," for more information on certain of our product candidates.
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
We produce most of our products in our own facilities. Our principal active ingredient manufacturing occurs at four owned sites in the U.S. as well as owned sites in Ireland, Puerto Rico, and the United Kingdom. Finishing operations, including formulation, filling, assembling, delivery device manufacturing, and packaging, take place at a number of sites throughout the world. We utilize third parties for certain active ingredient manufacturing and finishing operations.
We manage our supply chain (including our own facilities, contracted arrangements, and inventory) in a way that should allow us to meet all expected product demand while maintaining flexibility to reallocate manufacturing capacity to improve efficiency and respond to changes in supply and demand. To maintain a stable supply of our products, we take a variety of actions including a company-wide, comprehensive quality system, inventory management, and back-up sites.
However, human pharmaceutical and animal health production processes are complex, highly regulated, and vary widely from product to product. Shifting or adding manufacturing capacity can be a very lengthy process requiring significant capital expenditures, process modifications, and regulatory approvals. Accordingly, if we were to experience extended plant shutdowns at one of our own facilities, extended failure of a contract supplier, or extraordinary unplanned increases in demand, we could experience an interruption in supply of certain products or product shortages until production could be resumed or expanded.
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
The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on May 5, 2014, or on the date his or her successor is chosen and qualified. No director or executive officer has a “family relationship” with any other director or executive officer of the company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Offices and Business Experience
John C. Lechleiter, Ph.D.	60	Chairman (since January 2009), President (since October 2005), Chief Executive Officer (since April 2008), and a Director (since October 2005)
Melissa S. Barnes	45	Senior Vice President, Enterprise Risk Management and Chief Ethics and Compliance Officer (since January 2013)
Enrique A. Conterno	47	Senior Vice President and President, Lilly Diabetes (since November 2009)
Maria A. Crowe	54	President, Manufacturing Operations (since January 2012)
Stephen F. Fry	48	Senior Vice President, Human Resources and Diversity (since February 2011) and interim Chief Information Officer (since May 2013)
Michael J. Harrington	51	Senior Vice President and General Counsel (since January 2013)
Jan M. Lundberg, Ph.D.	60
Executive Vice President, Science and Technology, and President, Lilly Research Laboratories (since January 2010). From 2002 until he joined Lilly in January 2010, Dr. Lundberg was executive vice president and head of discovery research at AstraZeneca.

Susan Mahony, Ph.D.	49	Senior Vice President and President, Lilly Oncology (since February 2011)
Barton R. Peterson	55
Senior Vice President, Corporate Affairs and Communications (since June 2009). Mr. Peterson served as mayor of Indianapolis, Indiana from 2000 to 2007. From 2008 to 2009, he was managing director at Strategic Capital Partners, LLC, and distinguished visiting professor of public policy at Ball State University.

Derica W. Rice	49	Executive Vice President, Global Services (since January 2010) and Chief Financial Officer (since May 2006)
David A. Ricks	46	Senior Vice President and President, Lilly Bio-Medicines (since January 2012)
Jeffrey N. Simmons	46	Senior Vice President and President, Elanco Animal Health (since January 2008)
Jacques Tapiero	55	Senior Vice President and President, Emerging Markets (since January 2010) (retired January 2014)
Fionnuala M. Walsh	54	Senior Vice President, Global Quality (since July 2007)
Alfonso Zulueta	51	Senior Vice President and President, Emerging Markets (since January 2014)
Employees
At the end of 2013, we employed approximately 37,925 people, including approximately 21,425 employees outside the United States. A substantial number of our employees have long records of continuous service.
Financial Information Relating to Business Segments and Classes of Products
You can find financial information relating to our business segments and classes of products in Item 8, "Financial Statements and Supplementary Data—Note 19, Segment Information." That information is incorporated here by reference.
The relative contribution of any particular product to our consolidated revenue changes from year to year. This is due to several factors, including the introduction of new products by us and by other manufacturers and the introduction of generic pharmaceuticals upon patent expirations. Our major product revenues are generally not seasonal.
Financial Information Relating to Foreign and Domestic Operations
You can find financial information relating to foreign and domestic operations in Item 8, “Financial Statements and Supplementary Data—Note 19, Segment Information.” That information is incorporated here by reference. To date, our overall operations abroad have not been significantly deterred by local restrictions on the transfer of funds from branches and subsidiaries located abroad, including the availability of U.S. dollar exchange. We cannot predict what effect these restrictions or the other risks inherent in foreign operations, including possible nationalization, might have on our future operations or what other restrictions may be imposed in the future. In addition, changing currency values can either favorably or unfavorably affect our financial position, liquidity, and results of operations. We mitigate foreign exchange risk through various hedging techniques including the use of foreign currency contracts.
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
In addition, the Corporate Governance portion of our website includes our corporate governance guidelines, board and committee information (including committee charters), and our articles of incorporation and by-laws. The link to our corporate governance information is http://www.lilly.com/about/corporate-governance/Pages/corporate-governance.aspx.
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

•
Pharmaceutical research and development is very costly and highly uncertain; we may not succeed in developing or acquiring commercially successful products to replace revenues of products losing intellectual property protection.

There are many difficulties and uncertainties inherent in human pharmaceutical research and development and the introduction of new products. There is a high rate of failure inherent in new drug discovery and development. To bring a drug from the discovery phase to market typically takes a decade or more and often costs well in excess of $1 billion. Failure can occur at any point in the process, including late in the process after substantial investment. As a result, most funds invested in research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals and payer reimbursement, limited scope of approved uses, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Regulatory agencies are establishing increasingly high hurdles for the efficacy and safety of new products; delays and uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. In addition, it can be very difficult to predict sales growth rates of new products.
We cannot state with certainty when or whether our products now under development will be approved or launched; whether we will be able to develop, license or otherwise acquire additional product candidates or products; or whether our products, once launched, will be commercially successful. We must maintain a continuous flow of successful new products and successful new indications or brand extensions for existing products sufficient both to cover our substantial research and development costs and to replace sales that are lost as profitable products lose intellectual property exclusivity or are displaced by competing products or therapies. Failure to do so in the short-term or long-term would have a material adverse effect on our business, results of operations, cash flows, financial position and prospects.

•	We face intense competition from multinational pharmaceutical companies, biotechnology companies, and lower-cost generic manufacturers.
We compete with a large number of multinational pharmaceutical companies, biotechnology companies, and generic pharmaceutical companies. To compete successfully, we must continue to deliver to the market innovative, cost-effective products that meet important medical needs. Our product revenues can be adversely affected by the introduction by competitors of branded products that are perceived as superior by the marketplace, by generic or biosimilar versions of our branded products, and by generic versions of other products in the same therapeutic class as our branded products. See Item 1, “Business—Competition,” for more details.

•
We depend on products with intellectual property protection for most of our revenues, cash flows, and earnings; we have lost or will lose effective intellectual property protection for many of those products in the next several years, which may result in rapid and severe declines in revenues.

A number of our top-selling human pharmaceutical products recently have lost, or will lose in the next several years, significant patent protection and/or data protection in the U.S. as well as key countries outside the United States, as illustrated in the tables below:

Product	U.S. Revenues (2013) ($ in millions)	Percent of Worldwide Revenues (2013)	U.S. Patent / Data Protection
Cymbalta	$3,960.8	17%	Compound patent plus pediatric exclusivity December 2013
Humalog	1,521.4	7%	Compound patent May 2013
Alimta	1,209.1	5%	Compound patent plus pediatric exclusivity 2017; Vitamin dosage regimen patent plus pediatric exclusivity 2022
Cialis	942.8	4%	Compound patent 2017
Evista	772.0	3%	Use patents March 2014
Strattera	446.3	2%	Compound patent plus pediatric exclusivity 2017
Effient	376.9	2%	Compound patent 2017

Product	Revenues Outside U.S. (2013) ($ in millions)	Percent of Worldwide Revenues (2013)	Patent / Data Protection - Major Europe / Japan
Alimta	$1,493.9	6%	Major European countries: compound patent 2015, vitamin dosage regimen patent 2021 Japan: compound patent 2015, use patent to treat cancer concomitantly with vitamins 2021
Cialis	1,216.6	5%	Major European countries: compound patent 2017
Cymbalta	1,123.6	5%	Major European countries: data package protection 2014 Japan: data package protection 2018
Zyprexa	1,071.2	5%	Japan: Compound patent 2015
For non-biological products, loss of exclusivity (whether by expiration or as a consequence of litigation) typically results in the entry of one or more generic competitors, leading to a rapid and severe decline in revenues. For biological products (such as Humalog, Humulin, and Erbitux), loss of exclusivity may or may not result in the near-term entry of competitor versions (i.e., biosimilars) due to development timelines, manufacturing challenges, and/or uncertainties in the regulatory pathways for approval of the competitor versions. See Item 7, “Management’s Discussion and Analysis—Executive Overview—Legal, Regulatory, and Other Matters,” and Item 1, "Business—Patents, Trademarks, and Other Intellectual Property Rights," for more details.

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
Intellectual property protection varies throughout the world and is subject to change over time. In the U.S., the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our human pharmaceutical patents; as a result, we expect that our U.S. patents on major pharmaceutical products will be routinely challenged, and there can be no assurance that our patents will be upheld. We face generic manufacturer challenges to our patents outside the U.S. as well. The entry of generic competitors typically results in rapid and severe declines in sales. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay damages for past infringement or royalties on future sales. See Item 1, “Business—Patents, Trademarks, and Other Intellectual Property Rights,” and Item 8, "Financial Statements and Supplementary Data—Note 16, Contingencies," for more details.

•	Our human pharmaceutical business is subject to increasing government price controls and other restrictions on pricing, reimbursement, and access for our drugs.
The continuing prominence of U.S. budget deficits as both a policy and political issue increases the risk that taxes, fees, rebates, or other federal measures that would further reduce pharmaceutical companies’ revenue or increase expenses may be enacted. Certain federal and state health care proposals, including state price controls, continue to be debated, and could place downward pressure on pharmaceutical industry sales or prices. The Medicare Independent Payment Advisory Board established under the Affordable Care and Patient Protection Act is empowered to recommend cost reduction policies under certain circumstances. These proposals, if implemented, could negatively affect revenues.
International operations also are generally subject to extensive price and market regulations. Proposals for cost-containment measures are pending in a number of countries, including proposals that would directly or indirectly impose additional price controls, limit access to or reimbursement for our products, or reduce the value of our intellectual-property protection. Such proposals are expected to increase in both frequency and impact, given the pressures on national and regional health care budgets as a result of continued austerity measures being pursued in a number of countries and the desire to manage health expenses carefully even as economies recover. In addition, governments in many emerging markets are becoming increasingly active in expanding the country’s health care system offerings. Some governments may adopt a generics-only policy which reduces current and future access to our human pharmaceutical products. Others may use some of the approaches to restrict pricing, reimbursement and access outlined above.
We expect pricing, reimbursement, and access pressures from both governments and private payers inside and outside the U.S. to become more severe. See Item I, “Business—Regulations Affecting Human Pharmaceutical Pricing, Reimbursement, and Access,” for more details.

•	Regulatory compliance problems could be damaging to the company.
The marketing, promotional, and pricing practices of human pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers, prescribers, and patients, are subject to extensive regulation. Many companies, including Lilly, have been subject to claims related to these practices asserted by federal, state and foreign governmental authorities, private payers, and consumers. These claims have resulted in substantial expense and other significant consequences to us. It is possible that we could become subject to such investigations and that the outcome could include criminal charges and fines, penalties, or other monetary or non-monetary remedies, including exclusion from U.S. federal and other health care programs. In addition, regulatory issues concerning compliance with cGMP regulations (and comparable foreign regulations) for pharmaceutical products can lead to product recalls and seizures, interruption of production leading to product shortages, and delays in the approvals of new products pending resolution of the issues. We are now operating under a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services that requires us to maintain comprehensive compliance programs governing our research, manufacturing, and sales and marketing of pharmaceuticals. A material failure to comply with the agreement could result in severe sanctions to the company. See Item 1, “Business—Regulation of our Operations,” for more details.

•	Pharmaceutical products can develop unexpected safety or efficacy concerns, which could have a material adverse effect on revenues.
Human pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. After approval, the products are used for longer periods of time by much larger numbers of patients; we and others (including regulatory agencies and private payers) collect extensive information on the efficacy and safety of our marketed products. In addition, we or others may conduct post-marketing clinical studies on efficacy and safety of our marketed products. New safety or efficacy data from these sources may result in product label changes that could reduce the product's market acceptance and result in declining sales. Serious safety or efficacy issues that arise after approval for marketing could result in voluntary or mandatory product recalls or withdrawals from the market. Safety issues could also result in costly product liability claims.

•	We face many product liability claims and are self-insured; we could face large numbers of claims in the future, which could adversely affect our business.
We are subject to a substantial number of product liability claims involving primarily Byetta®, Darvon™, Prozac, and Actos®. See Item 8, “Financial Statements and Supplementary Data—Note 16, Contingencies,” and Item 3, “Legal Proceedings,” for more information on our current product liability litigation. Because of the nature of pharmaceutical products, we could become subject to large numbers of product liability claims for these or other products in the future, which could require substantial expenditures to resolve and, if involving marketed products, could adversely affect sales of the product. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.

•	Manufacturing difficulties or disruptions could lead to product supply problems.
Pharmaceutical manufacturing is complex and highly regulated. Manufacturing difficulties at our facilities or contracted facilities, or the failure or refusal of a contract manufacturer to supply contracted quantities, could result in product shortages, leading to lost revenue. Such difficulties or disruptions could result from quality or regulatory compliance problems, natural disasters, or inability to obtain sole-source raw or intermediate materials. In addition, given the difficulties in predicting sales of new products and the very long lead times necessary for the expansion of pharmaceutical manufacturing capacity, it is possible that we could have difficulty meeting demand for new products. See Item 1, “Business—Raw Materials and Product Supply,” for more details.

•	We depend on information technology systems and infrastructure to operate our business; system inadequacies or operating failures could harm our business.
We rely to a large extent on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within the company and some of which are outsourced. These systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including energy or telecommunications failures, breakdowns, natural disasters, terrorism, war, computer malware or other malicious intrusions, and random attacks. To date, system interruptions have been infrequent and have not had a material impact on our consolidated results of operations. We have implemented extensive measures to prevent, respond to, and minimize the impact of system interruptions. However, there can be no assurance that these efforts will prevent future interruptions that would have a material adverse effect on our business.

•	Unauthorized disclosures of our trade secrets and other confidential data could impair our valuable intellectual property, harm our competitive position, and expose us to regulatory penalties.
A great deal of sensitive, confidential data is stored in our information systems and networks, including valuable trade secrets and intellectual property, corporate strategic plans, marketing plans, customer information, and personally identifiable information (such as employee and patient information). Some of this information is created, accessed, and/or maintained by third parties. The confidentiality of this information may be breached through malicious intrusions by private or governmental actors through human or electronic means, including “hacking” or “cyber-attacks,” or through negligent or wrongful conduct by employees or others with permitted access to our systems and data. The rapid growth of social media exacerbates the risk of confidentiality breaches. Unauthorized disclosure of trade secret information could impair our ability to secure and maintain patent rights and cause us to lose other competitive advantages. Unauthorized disclosure of personally identifiable information could expose us to sanctions for violations of data privacy laws and regulations and could damage the public trust in our company. Breaches of our data security may be very difficult to detect, and once detected, their impact may be very difficult to assess. To date, the data security breaches of which we have become aware have been infrequent in occurrence and, to the extent we have been able to measure their financial impact on our consolidated results of operations, such impact has not been material. We have invested and continue to invest to prevent, monitor, detect, and respond to data security breaches by strengthening our information technology systems, business processes, and training, and strengthening data protection requirements for third parties that hold our confidential information. However, despite these efforts, we expect data security breaches to continue, and there can be no assurance that these efforts will prevent data security breaches that would have a material adverse effect on our business.

•	Reliance on third-party relationships and outsourcing arrangements could adversely affect our business.
We utilize third parties, including suppliers, alliances with other pharmaceutical and biotechnology companies, and third-party service providers, for selected aspects of product development, the manufacture and commercialization of certain products, support for information technology systems, and certain financial transactional processes. Outsourcing these functions involves the risk that the third parties may not perform to our standards or legal requirements, may not produce results in a timely manner, may not maintain the confidentiality of our proprietary information, or may fail to perform at all. Failure of these third parties to meet their contractual, regulatory, confidentiality, or other obligations to us could have a material adverse effect on our business.

•	Our animal health segment faces risks related to generic competition, food and animal safety concerns, factors affecting global agricultural markets, and other risks.
The animal health operating segment may be impacted by, among other things, increased generic competition; emerging restrictions and bans on the use of antibacterials in food-producing animals; perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products; increased regulation or decreased governmental support relating to the raising, processing, or consumption of food-producing animals; an outbreak of infectious disease carried by animals; adverse weather conditions and the availability of natural resources; adverse global economic conditions affecting agricultural markets; and failure of the research and development, acquisition, and licensing efforts to generate new products. The failure to manage these risks could have a material adverse effect on our revenues.

•	Worsening economic conditions could adversely affect our business and operating results.
While human pharmaceuticals have not generally been sensitive to overall economic cycles, prolonged economic slowdowns could lead to decreased utilization of drugs, affecting our sales volume. Declining tax revenues attributable to economic downturns increase the pressure on governments to reduce health care spending, leading to increasing government efforts to control drug prices and utilization. Additionally, some customers, including governments or other entities reliant upon government funding, may be unable to pay in a timely manner for our products. Also, if our customers, suppliers, or collaboration partners experience financial difficulties, we could experience slower customer collections, greater bad debt expense, and performance defaults by suppliers or collaboration partners.

•	Unanticipated changes in our tax rates or exposure to additional tax liabilities could increase our income taxes and decrease our net income.
Changes in tax laws, including laws related to the remittance of foreign earnings or investments in foreign countries with favorable tax rates, and settlements of federal, state, and foreign tax audits, can affect our results of operations. The Obama administration has proposed changes to the manner in which the U.S. would tax the international income of U.S.-based companies. There have also been tax proposals under discussion or introduced in the U.S. Congress that could change the manner in which, and rate at which, income of U.S. companies would be taxed. While it is uncertain how the U.S. Congress may address U.S. tax policy matters in the future, reform of U.S. taxation, including taxation of international income, will continue to be a topic of discussion for the U.S. Congress and the Obama administration. A significant change to the U.S. tax system, including changes to the taxation of international income, could have a material adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2013, we owned 12 production and distribution sites in the U.S. and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 10.1 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis and Clinton, Indiana; Carolina, Puerto Rico; and Branchburg, New Jersey.
We own production and distribution sites in 11 countries outside the U.S. and Puerto Rico, containing an aggregate of approximately 3.4 million square feet of floor area. Major production sites include facilities in France, the United Kingdom, Spain, Ireland, Italy, Mexico, and Brazil.
In the U.S., our research and development facilities contain an aggregate of approximately 3.8 million square feet of floor area, primarily consisting of owned facilities located in Indianapolis. We also lease smaller sites in San Diego and New York City. Outside the U.S., we own smaller research and development facilities in the United Kingdom and Spain, and lease smaller sites in China.
We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3.	Legal Proceedings
We are a party to various currently pending legal actions, government investigations, and environmental proceedings, and we anticipate that such actions could be brought against us in the future. The most significant of these matters are described below or, as noted, in Item 8, "Financial Statements and Supplementary Data—Note 16, Contingencies." While it is not possible to determine the outcome of the legal actions, investigations, and proceedings brought against us, we believe that, except as otherwise specifically noted in Item 8—Note 16, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could be material to our consolidated results of operations in any one accounting period.
Legal Proceedings Described in Note 16 to the Consolidated Financial Statements
See Item 8, "Financial Statements and Supplementary Data—Note 16, Contingencies," for information on various legal proceedings, including but not limited to:

•	The patent litigation and administrative proceedings involving Alimta

•	The U.S. product liability litigation involving Prozac and Byetta

•	The employee litigation in Brazil.
That information is incorporated into this Item by reference.
Other Product Liability Litigation
We are currently a defendant in a variety of other product liability lawsuits in the U.S. involving primarily Darvon, Actos, Cymbalta, diethylstilbestrol (DES), and Zyprexa.
Along with several other manufacturers, we have been named as a defendant in approximately 55 cases in the U.S. involving approximately 1,700 claimants related to the analgesic Darvon and related formulations of propoxyphene. Additionally, approximately 80 cases involving approximately 225 claimants were recently dismissed and are on appeal to the Sixth Circuit. Almost all of the active cases have been consolidated in a federal multi-district litigation in the Eastern District of Kentucky or are pending in a coordinated state court proceeding in California. A putative class action was filed in the U.S. District Court for the Eastern District of

Louisiana (Ballard, et al. v. Eli Lilly and Company et al.) against Lilly and other manufacturers seeking to assert product liability claims on behalf of U.S. residents who ingested propoxyphene pain products and allegedly sustained personal injuries. Lilly was dismissed from Ballard with prejudice on a dispositive motion and the dismissal is now final and non-appealable. We transferred the U.S. regulatory approvals and all marketing rights to our propoxyphene products in 2002 to NeoSan Pharmaceuticals, Inc. (an affiliate of aaiPharma, Inc.), which subsequently transferred all such approvals and marketing rights to Xanodyne Pharmaceuticals, Inc. We believe these claims are without merit and are prepared to defend against them vigorously.
We have been named along with Takeda Chemical Industries, Ltd., and Takeda affiliates as a defendant in product liability cases in the U.S. related to the diabetes medication Actos, which we co-promoted with Takeda in the U.S. from 1999 until September 2006. In addition, we have been named along with Takeda as a defendant in three purported product liability class actions in Canada related to Actos, including one in Ontario (Casseres et al. v. Takeda Pharmaceutical North America, Inc., et al.), one in Quebec (Whyte et al. v. Eli Lilly et al.), and one in Alberta (Epp v. Takeda Canada et al.). We promoted Actos in Canada until 2009. In general, plaintiffs in these actions allege that Actos caused or contributed to their bladder cancer. Under our agreement with Takeda, we will be indemnified by Takeda for our losses and expenses with respect to the U.S. litigation and other related expenses in accordance with the terms of the indemnification agreement. We believe these claims are without merit and are prepared to defend against them vigorously.
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
We have been named as a defendant in fewer than 10 U.S. lawsuits involving fewer than 10 claimants seeking to recover damages for health issues experienced by children or grandchildren of women who were prescribed DES during pregnancy in the 1950s and 1960s. We believe these claims are without merit and are prepared to defend against them vigorously.
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
Other Patent Litigation
In January 2014, Sanofi-Aventis U.S. LLC (Sanofi) filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging patent infringement with respect to our insulin glargine product for which we are seeking approval from the FDA. See Item 7, "Management's Discussion and Analysis—Executive Overview, Late-Stage Pipeline," for additional details.
In Canada, several generic companies challenged the validity of our Zyprexa patent. In September 2012, the Canadian Court of Appeals affirmed the lower court's decision that the patent was invalid for lack of utility. In 2013, our petition for leave to appeal the decision to the Supreme Court of Canada was denied. Two of the generic companies, Apotex Inc. and Teva Canada Limited, are separately pursuing claims for damages arising from Lilly’s enforcement of the patent under Canadian regulations. The total amount of damages that may be awarded will be determined through separate trials, which have not yet been scheduled.
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

Shareholder Derivative Litigation
In 2011, the company received a letter sent on behalf of shareholder Kim Barovic demanding that the board of directors cause the company to take (1) legal action against certain of its current and former officers and board members for allegedly causing damage to the company by failing to exercise proper oversight over the company’s compliance with the FCPA, and (2) all necessary actions to reform and improve certain corporate governance and internal procedures.The board established a committee of disinterested directors to consider the demands and determine what action, if any, the company should take in response. In February 2013, following its investigation, the committee determined, among other things, that it would not be in the best interests of the company to take any of the actions demanded by Ms. Barovic.
In August 2013, Ms. Barovic brought a shareholder derivative suit (Barovic v. Lechleiter, et al.), filed in Marion County (Indiana) Superior Court. The suit seeks to maintain the action purportedly on behalf of the company against certain current and former directors and officers of the company and alleges breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The company is named in the suit as a nominal defendant. The suit does not seek damages from the company, but instead requests damages in an unspecified amount and certain equitable relief on the company’s behalf. The company believes the suit is without merit and all of the individual defendants intend to defend themselves vigorously against the allegations in the complaint.
Other Matters
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
You can find information relating to the principal market for our common stock and related stockholder matters at Item 6, "Selected Financial Data (unaudited)" and Item 8, "Financial Statements and Supplementary Data—Note 20, Selected Quarterly Data (unaudited).” That information is incorporated here by reference.
The following table summarizes the activity related to repurchases of our equity securities during the fourth quarter ended December 31, 2013:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (dollars in millions)
October 2013	2,550.0	$50.40	2,550.0	$4,871.4
November 2013	7,378.9	50.32	7,378.9	4,500.0
December 2013	—	—	—	4,500.0
Total	9,928.9	50.34	9,928.9
In October 2013, we announced a $5.00 billion share repurchase program. During the fourth quarter of 2013, we purchased $500.0 million of shares associated with that program. As of December 31, 2013, there were $4.5 billion of shares remaining in that program. During 2013 and 2012, we repurchased $1.10 billion and $400.0 million, respectively, of shares associated with the $1.50 billion share repurchase program announced in 2012. During 2012, we also repurchased $419.2 million of the shares remaining under the $3.00 billion share repurchase program announced in 2000. No shares were repurchased during the year ended December 31, 2011.

PERFORMANCE GRAPH
This graph compares the return on Lilly stock with that of the Standard & Poor’s 500 Stock Index and our peer group for the years 2009 through 2013. The graph assumes that, on December 31, 2008, a person invested $100 each in Lilly stock, the S&P 500 Stock Index, and the peer groups' common stock. The graph measures total shareholder return, which takes into account both stock price and dividends. It assumes that dividends paid by a company are reinvested in that company’s stock.
Value of $100 Invested on Last Business Day of 2008
Comparison of Five-Year Cumulative Total Return Among Lilly, S&P 500 Stock Index, Peer Group(1), and Peer Group (Previous)(2)

	Lilly	Peer Group	Peer Group (Previous)	S&P 500
Dec-08	$100.00	$100.00	$100.00	$100.00
Dec-09	$93.75	$113.71	$112.71	$126.46
Dec-10	$97.23	$112.80	$112.66	$145.51
Dec-11	$121.69	$130.63	$128.73	$148.59
Dec-12	$151.21	$153.53	$149.26	$172.37
Dec-13	$162.16	$211.87	$194.27	$228.19

[1]
We constructed the peer group as the industry index for this graph. It comprises the companies in the pharmaceutical and biotech industries that we used to benchmark the compensation of executive officers for 2013: Abbott Laboratories; AbbVie Inc.; Allergan Inc.; Amgen Inc.; AstraZeneca PLC; Baxter International Inc.; Biogen Idec Inc.; Bristol-Myers Squibb Company; Celgene Corporation; Gilead Sciences Inc.; GlaxoSmithKline plc; Johnson & Johnson; Medtronic, Inc.; Merck & Co., Inc.; Novartis AG.; Pfizer Inc.; and Sanofi-Aventis.

[2]
In an effort to broaden our peer group for benchmarking purposes, we revised our peer group in 2013 by adding Allergan Inc., Biogen Idec Inc., Celgene Corporation, Gilead Sciences Inc., and Medtronic, Inc., and removed Takeda Pharmaceuticals Company. The new peer group includes biotech companies we directly compete with for talent and business, and improves the balance of companies with respect to revenue size. AbbVie Inc. was also added to the current peer group upon its spinoff from Abbott Laboratories.

Item 6. Selected Financial Data (unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, except revenue per employee and per-share data)	2013	2012	2011	2010	2009
Operations
Revenue	$23,113.1	$22,603.4	$24,286.5	$23,076.0	$21,836.0
Cost of sales	4,908.1	4,796.5	5,067.9	4,366.2	4,247.0
Research and development	5,531.3	5,278.1	5,020.8	4,884.2	4,326.5
Marketing, selling, and administrative	7,125.6	7,513.5	7,879.9	7,053.4	6,892.5
Other	(341.2)	(392.9)	968.4	247.0	1,012.2
Income before income taxes	5,889.3	5,408.2	5,349.5	6,525.2	5,357.8
Income taxes	1,204.5	1,319.6	1,001.8	1,455.7	1,029.0
Net income	4,684.8	4,088.6	4,347.7	5,069.5	4,328.8
Net income as a percent of revenue	20.3%	18.1%	17.9%	22.0%	19.8%
Net income per share— diluted	$4.32	$3.66	$3.90	$4.58	$3.94
Dividends declared per share	1.96	1.96	1.96	1.96	1.96
Weighted-average number of shares outstanding—diluted (thousands)	1,084,766	1,117,294	1,113,967	1,105,813	1,098,367

Financial Position
Current assets	$13,104.7	$13,038.7	$14,248.2	$14,840.0	$12,486.5
Current liabilities	8,916.6	8,389.5	8,930.9	6,926.9	6,568.1
Property and equipment—net	7,975.5	7,760.2	7,760.3	7,940.7	8,197.4
Total assets	35,248.7	34,398.9	33,659.8	31,001.4	27,460.9
Long-term debt	4,200.3	5,519.4	5,464.7	6,770.5	6,634.7
Total equity	17,640.7	14,773.9	13,535.6	12,412.8	9,525.3

Supplementary Data
Return on total equity	29.5%	27.8%	31.4%	46.1%	51.0%
Return on assets	13.8%	12.3%	13.4%	17.7%	15.8%
Capital expenditures	$1,012.1	$905.4	$672.0	$694.3	$765.0
Depreciation and amortization	1,445.6	1,462.2	1,373.6	1,328.2	1,297.8
Effective tax rate	20.5%	24.4%	18.7%	22.3%	19.2%
Revenue per employee	$609,000	$590,000	$638,000	$602,000	$540,000
Number of employees	37,925	38,350	38,080	38,350	40,360
Number of shareholders of record	31,900	33,600	35,200	36,700	38,400

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
RESULTS OF OPERATIONS
Executive Overview
This section provides an overview of our financial results, recent product and late-stage pipeline developments, and legal, regulatory, and other matters affecting our company and the pharmaceutical industry. Earnings per share (EPS) data is presented on a diluted basis.
Financial Results
Worldwide total revenue increased 2 percent to $23.11 billion in 2013, driven by growth in several products, including Cialis®, Humalog®, Trajenta®, Alimta®, Forteo®, and animal health products, partially offset by the continued erosion of Zyprexa® sales following the loss of patent exclusivity in the U.S. and most major markets outside Japan. In 2013, net income increased 15 percent to $4.68 billion and EPS increased 18 percent to $4.32, compared to 2012 net income and EPS of $4.09 billion and $3.66, respectively. The increases were due to higher gross margin, lower marketing, selling, and administrative expenses, and, to a lesser extent, a lower effective tax rate, partially offset by higher research and development expenses and lower other income. EPS in 2013 also benefited from a lower number of shares outstanding compared to 2012 as a result of our share repurchase programs.
The following highlighted items affect comparisons of our 2013 and 2012 financial results:
2013
Collaborations (Note 4 to the consolidated financial statements)

•
We recognized income of $495.4 million (pretax), or $0.29 per share, related to the transfer to Amylin Pharmaceuticals, Inc. (Amylin) of exenatide commercial rights in all markets outside the United States.

Acquired In-Process Research & Development (IPR&D) (Note 3 to the consolidated financial statements)

•
We recognized acquired IPR&D charges of $57.1 million (pretax), or $0.03 per share, resulting from our acquisition of all development and commercial rights for a calcitonin gene-related peptide (CGRP) antibody currently being studied as a potential treatment for the prevention of frequent, recurrent migraine headaches, following a successful Phase II proof-of-concept study.

Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated financial statements)

•
We recognized charges of $120.6 million (pretax), or $0.08 per share, primarily related to severance costs for actions taken to reduce our cost structure and global workforce, as well as other costs associated with the anticipated closure of a packaging and distribution facility in Germany.

2012
Collaborations (Note 4 to the consolidated financial statements)

•
We recognized income of $787.8 million (pretax), or $0.43 per share, related to the early payment of the exenatide revenue-sharing obligation following the completion of Amylin's acquisition by Bristol-Myers Squibb (BMS).

Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated financial statements)

•
We recognized asset impairment, restructuring, and other special charges of $281.1 million (pretax), or $0.16 per share, consisting of an intangible asset impairment related to liprotamase, restructuring charges related to initiatives to reduce our cost structure and global workforce, charges associated with the decision to stop development of a delivery device platform, and charges related to changes in returns reserve estimates for the withdrawal of Xigris™.

Late-Stage Pipeline
Our long-term success depends to a great extent on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on molecules currently in development by other biotechnology or pharmaceutical companies. We currently have approximately 60 potential new drugs in human testing or under regulatory review, and a larger number of projects in preclinical research.
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
New insulin glargine product (Q2 2013)—a new insulin glargine product for the treatment of type 1 and type 2 diabetes (in collaboration with Boehringer Ingelheim).
Ramucirumab* (Q3 2013)—an anti-vascular endothelial growth factor receptor-2 (VEGFR-2) monoclonal antibody submitted for regulatory review as a single agent for the treatment of gastric cancer. We intend to submit an application for ramucirumab in combination with paclitaxel for the treatment of gastric cancer to regulatory authorities in 2014. We also intend to submit our first application for ramucirumab in combination with chemotherapy (docetaxel) in patients with second-line non-small cell lung cancer (NSCLC) to regulatory authorities in 2014. In addition, we are currently studying ramucirumab in Phase III studies for the treatment of liver cancer and colorectal cancer.
The following NMEs are currently in Phase III clinical trial testing for potential use in the diseases described. The quarter in which the NME initially entered Phase III for any indication is shown in parentheses:
Baricitinib (Q4 2012)—a Janus tyrosine kinase (JAK 1 and JAK 2) inhibitor for the treatment of rheumatoid arthritis (in collaboration with Incyte Corporation).
Basal insulin peglispro (formerly known as novel basal insulin analog)* (Q4 2011)—a novel basal insulin for the treatment of type 1 and type 2 diabetes.
Evacetrapib (Q4 2012)—a cholesteryl ester transfer protein (CETP) inhibitor for the treatment of high-risk vascular disease.
Ixekizumab* (Q4 2011)—a neutralizing monoclonal antibody to interleukin-17A (IL-17) for the treatment of psoriasis and psoriatic arthritis.
Necitumumab* (Q4 2009)—an anti-epidermal growth factor receptor (EGFR) monoclonal antibody for the treatment of squamous NSCLC.
Solanezumab* (Q2 2009)—an anti-amyloid beta (Aß) monoclonal antibody for the treatment of mild Alzheimer’s disease.
Tabalumab* (Q4 2010)—an anti-B-cell activating factor (BAFF) monoclonal antibody for the treatment of systemic lupus erythematosus (lupus).
Tanezumab* (Q3 2008)—an anti-nerve growth factor monoclonal antibody for the treatment of osteoarthritis pain, chronic low back pain and cancer pain (in collaboration with Pfizer Inc. (Pfizer)). Tanezumab is currently subject to a partial clinical hold by the U.S. Food and Drug Administration (FDA) (see Note 4 to the consolidated financial statements).

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
Edivoxetine—In December 2013, we announced the decision to stop development of edivoxetine as an add-on treatment for depression due to lack of efficacy in three acute randomized placebo-controlled Phase III studies. The decision was not based on safety concerns.
Empagliflozin—In January 2013, we announced positive top-line results for four completed Phase III clinical trials studying empagliflozin for treatment of patients with type 2 diabetes. In all four studies, the primary efficacy endpoint, defined as significant change in HbA1c from baseline compared to placebo, was met with empagliflozin (10 and 25 mg) taken once daily. The pivotal studies for empagliflozin were completed in 2012. In the first quarter of 2013, Boehringer Ingelheim filed for regulatory review in both the U.S. and Europe. The Boehringer Ingelheim manufacturing facility where empagliflozin is being produced is subject to an FDA warning letter; however, it is not clear if this will impact the timing of FDA action for empagliflozin. In the fourth quarter of 2013, Boehringer Ingelheim filed for regulatory review in Japan.
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
Liprotamase—In December 2013, we made the decision to discontinue further development of liprotamase.
Necitumumab—In August 2013, we announced that the Phase III study, SQUIRE, met its primary endpoint, finding that patients with stage IV metastatic squamous NSCLC experienced increased overall survival when administered necitumumab in combination with gemcitabine and cisplatin as a first-line treatment, as compared to chemotherapy alone. We anticipate filing for regulatory review before the end of 2014.
New insulin glargine product—In July 2013, we and Boehringer Ingelheim announced that the marketing authorization application for our new insulin glargine product, filed in June 2013 through the biosimilar pathway, was accepted for review by the European Medicines Agency. In the fourth quarter of 2013, we filed for regulatory review in the U.S. and Japan.
In January 2014, Sanofi-Aventis U.S. LLC (Sanofi) filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging patent infringement with respect to our insulin glargine product for which we are seeking approval from the FDA. Sanofi asserts infringement of two patents relating to pen injector devices and two patents relating to insulin glargine formulations. Under the Hatch-Waxman Act, the initiation of the lawsuit automatically invokes a stay of FDA approval of the product for a period of 30 months, which may be shortened in the event of an earlier decision in our favor. We believe the lawsuit is without merit, and we are prepared to vigorously defend against the allegations.
Ramucirumab—Our rolling submission to the FDA for ramucirumab as a single-agent biologic therapy in patients with advanced gastric cancer following progression on prior chemotherapy was completed in the third quarter of 2013, and received Priority Review status by the FDA in October 2013. Our regulatory submission in Europe for the same indication was also completed in the third quarter of 2013. In September 2013, we announced that the RAINBOW trial, a global Phase III study of ramucirumab in combination with paclitaxel in patients with advanced gastric cancer, met its primary endpoint of improved overall survival and a secondary endpoint of improved progression-free survival. We intend to submit an application for this indication to regulatory authorities in 2014. In September 2013, we also announced that a separate global Phase III study of ramucirumab in women with locally recurrent or metastatic breast cancer, ROSE, did not meet its primary endpoint of progression-free survival. We do not plan to submit an application to regulatory authorities for ramucirumab in the first-line treatment of locally recurrent or metastatic HER2-negative breast cancer based on the results from the ROSE study. In February 2014, we announced that the REVEL trial, a global Phase III study of ramucirumab in combination with chemotherapy (docetaxel) in patients with second-line NSCLC, met its primary endpoint of improved overall survival and a secondary endpoint of improved progression-free survival. We intend to submit the first application for this indication to regulatory authorities in 2014.
Tabalumab—In February 2013, we announced our decision to discontinue the Phase III rheumatoid arthritis program for tabalumab due to lack of efficacy. The decision was not based on safety concerns. The tabalumab Phase III program for lupus is continuing as planned.
Tanezumab—In October 2013, we entered into a collaboration agreement with Pfizer to jointly develop and globally commercialize tanezumab for the potential treatment of osteoarthritis pain, chronic low back pain, and cancer pain. Tanezumab is currently in Phase III clinical development and is subject to a partial clinical hold by the FDA pending submission of nonclinical data to the FDA. Pfizer anticipates submitting that data in 2014. See Note 4 to the consolidated financial statements for additional details.
There are many difficulties and uncertainties inherent in pharmaceutical research and development (R&D) and the introduction of new products. A high rate of failure is inherent in new drug discovery and development. The process to bring a drug from the discovery phase to regulatory approval can take 12 to 15 years or longer and cost more than $1 billion. Failure can occur at any point in the process, including late in the process after substantial investment. As a result, most research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success. Delays and uncertainties in the regulatory approval processes in the U.S. and other countries can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be approved and the sales growth of those products.
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
Legal, Regulatory, and Other Matters
We depend on patents or other forms of intellectual-property protection for most of our revenues, cash flows, and earnings. Cymbalta® lost patent exclusivity in the U.S. in December 2013, resulting in the immediate entry of several generic competitors. We also expect the loss of U.S. patent protection for Evista® in March 2014 to result in immediate generic competition. We will lose our data package protection for Cymbalta in major European countries in 2014; however, we do not anticipate the entry of generic competition in most of these countries until 2015. The entry of generic competition in each of these markets is expected to cause a rapid and severe decline in revenue from the affected products, having a material adverse effect on our consolidated results of operations and cash flows.
The U.S. compound patent for Humalog expired in May 2013. The loss of compound patent protection for Humalog has not resulted in a rapid and severe decline in revenue. To date, no biosimilar version of Humalog has been approved in the U.S. or Europe; however, we are aware that other manufacturers have efforts underway to develop biosimilar forms of Humalog, and it is difficult to predict the likelihood, timing, and impact of biosimilars entering the market.
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
International operations also are generally subject to extensive price and market regulations. Proposals for cost-containment measures are pending in a number of countries, including proposals that would directly or indirectly impose additional price controls, limit access to or reimbursement for our products, or reduce the value of our intellectual-property protection. Such proposals are expected to increase in both frequency and impact, given the pressures on national and regional health care budgets as a result of continued austerity measures being pursued in a number of countries; the desire to manage health expenses carefully even as economies recover; and the effort in some countries to expand access to health care coverage while seeking savings from the biopharmaceutical sector.
The Obama administration has proposed changes to the manner in which the U.S. would tax the international income of U.S.-based companies. There also have been tax proposals under discussion or introduced in the U.S. Congress that could change the manner in which, and the rate at which, income of U.S. companies would be taxed. While it is uncertain how the U.S. Congress may address U.S. tax policy matters in the future, reform of U.S. taxation, including taxation of international income, will continue to be a topic of discussion for Congress and the Obama administration. A significant change to the U.S. tax system, including changes to the taxation of international income, could have a material adverse effect on our consolidated results of operations. In addition, the Organization for Economic Co-operation and Development recently launched an initiative to analyze and potentially influence international tax policy in the major countries in which we operate. While the outcomes of this initiative are uncertain, significant changes to key elements of the global international tax framework could have a material adverse effect on our consolidated results of operations.
Operating Results—2013
Revenue
Our worldwide revenue for 2013 increased 2 percent, to $23.11 billion, compared with 2012 as an increase of 5 percent due to higher prices was partially offset by a decrease of 2 percent due to the unfavorable impact of foreign exchange rates and a 1 percent decrease due to lower volume. Total revenue in the U.S. increased 5 percent, to $12.89 billion, due to higher prices, partially offset by volume declines for Cymbalta and Zyprexa due to the loss of patent exclusivity. Revenue outside the U.S. decreased 1 percent, to $10.22 billion, due primarily to the unfavorable impact of the continued weakness of the Japanese yen and, to a lesser extent, lower prices, partially offset by increased volume.

The following table summarizes our revenue activity in 2013 compared with 2012:

	Year Ended			Year Ended
	December 31, 2013			December 31, 2012	Percent Change from
Product	U.S.(1)	Outside U.S.	Total	Total	2012
	(Dollars in millions)
Cymbalta	$3,960.8	$1,123.6	$5,084.4	$4,994.1	2
Alimta	1,209.1	1,493.9	2,703.0	2,594.3	4
Humalog	1,521.4	1,089.8	2,611.2	2,395.5	9
Cialis	942.8	1,216.6	2,159.4	1,926.8	12
Humulin®	677.2	638.6	1,315.8	1,239.1	6
Forteo	511.4	733.5	1,244.9	1,151.0	8
Zyprexa	123.6	1,071.2	1,194.8	1,701.4	(30)
Evista	772.0	278.4	1,050.4	1,010.1	4
Strattera®	446.3	262.9	709.2	621.4	14
Effient®	376.9	131.8	508.7	457.2	11
Other pharmaceutical products	639.5	1,032.8	1,672.3	1,843.0	(9)
Animal health products	1,226.6	924.9	2,151.5	2,036.5	6
Total net product sales	12,407.6	9,998.0	22,405.6	21,970.4	2
Collaboration and other revenue(2)	482.1	225.4	707.5	633.0	12
Total revenue	$12,889.7	$10,223.4	$23,113.1	$22,603.4	2

[1]	U.S. revenue includes revenue in Puerto Rico.

[2]
Collaboration and other revenue in 2013 consists primarily of royalties for Erbitux® and revenue associated with Trajenta. Collaboration and other revenue in 2012 also includes revenue associated with exenatide in the United States.

Sales of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and in the U.S. for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, increased 1 percent in the U.S., driven by higher prices, largely offset by lower demand due to the loss of U.S. patent exclusivity in December 2013, which is causing rapid and severe declines in our Cymbalta sales. Sales outside the U.S. increased 4 percent, driven primarily by increased volume, partially offset by lower prices and the unfavorable impact of foreign exchange rates.
We will lose effective exclusivity for Cymbalta in major European countries upon expiration of our data package protection in 2014; however, because generic manufacturers cannot file for regulatory approval until after our data package protection expires, we do not anticipate the entry of generic competition in most of these countries until 2015. While it is difficult to predict the precise impact on Cymbalta sales, we expect the introduction of generics in these markets to result in a rapid and severe decline in our Cymbalta sales, which will have a material adverse effect on our consolidated results of operations and cash flows.
Sales of Alimta, a treatment for various cancers, increased 8 percent in the U.S., due to higher prices and increased demand. Sales outside the U.S. increased 1 percent, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates and lower prices.
Sales of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 11 percent in the U.S., driven by higher prices, wholesaler buying patterns, and increased demand. Sales outside the U.S. increased 6 percent, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia (BPH), increased 21 percent in the U.S., driven by higher prices. Sales outside the U.S. increased 6 percent, driven by higher prices and increased volume, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Humulin, an injectable human insulin for the treatment of diabetes, increased 14 percent in the U.S., driven by higher prices, partially offset by decreased demand. Sales outside the U.S. decreased 1 percent, driven by the unfavorable impact of foreign exchange rates, partially offset by increased volume.

Sales of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, increased 5 percent in the U.S., driven primarily by higher prices. Sales outside the U.S. increased 11 percent, due to increased volume, primarily in Japan, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Zyprexa, a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance, decreased 66 percent in the U.S. due to the continued erosion following patent expiration in 2011. Sales outside the U.S. decreased 20 percent, driven by the unfavorable effect of foreign exchange rates, lower volume in markets outside of Japan, and lower prices. Zyprexa sales in Japan were approximately $510 million in 2013, compared to approximately $585 million in 2012, and were negatively impacted by the continued weakness of the Japanese yen.
Sales of Evista, a product for the prevention and treatment of osteoporosis in postmenopausal women and for reduction of risk of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer, increased 10 percent in the U.S., driven by higher prices, partially offset by decreased demand. Sales outside the U.S. decreased 10 percent, driven by the unfavorable impact of foreign exchange rates and lower prices, partially offset by increased volume in Japan.
We will lose effective patent exclusivity for Evista in the U.S. on March 2, 2014. We expect generic competition immediately following the loss of exclusivity. While it is difficult to predict the precise impact on Evista sales, we expect the introduction of generics to result in a rapid and severe decline in our U.S. Evista sales, which will have a material adverse effect on our consolidated results of operations and cash flows.
Sales of Strattera, a treatment for attention-deficit hyperactivity disorder, increased 16 percent in the U.S., driven primarily by higher prices. Sales outside the U.S. increased 11 percent, driven primarily by increased volume in Japan, partially offset by lower prices and the unfavorable impact of foreign exchange rates.
Sales of Effient, a product for the reduction of thrombotic cardiovascular events (including stent thrombosis) in patients with acute coronary syndrome who are managed with an artery-opening procedure known as percutaneous coronary intervention, including patients undergoing angioplasty, atherectomy, or stent placement, increased 11 percent in the U.S., driven primarily by higher prices. Sales outside the U.S. increased 12 percent, driven primarily by increased volume.
Animal health product sales in the U.S. increased 6 percent driven primarily by increased volume for Trifexis® and, to a lesser extent, higher prices. Sales outside the U.S. increased 6 percent, driven by increased volume and, to a lesser extent, higher prices, partially offset by the unfavorable impact of foreign exchange rates.
Gross Margin, Costs, and Expenses
Gross margin as a percent of total revenue remained at 78.8 percent in 2013 as higher prices were offset by the adverse impact of foreign exchange rates on international inventories sold, which significantly decreased the cost of sales in 2012.
Marketing, selling, and administrative expenses decreased 5 percent to $7.13 billion in 2013, driven primarily by lower selling and marketing expenses resulting from ongoing cost-containment efforts, including the previously announced reduction in U.S. sales and marketing activities in anticipation of the loss of patent exclusivity for Cymbalta and Evista, as well as the impact of foreign exchange rates.
Research and development expenses increased 5 percent to $5.53 billion in 2013, due to higher research and clinical development expenses, including $97.2 million of milestone payments made to Boehringer Ingelheim following regulatory submissions for empagliflozin.
We recognized an acquired IPR&D charge of $57.1 million in 2013 resulting from our acquisition of a CGRP antibody currently being studied as a potential treatment for the prevention of frequent, recurrent migraine headaches, following a successful Phase II proof-of-concept study. There were no acquired IPR&D charges in 2012. See Note 3 to the consolidated financial statements for additional information.
We recognized asset impairment, restructuring, and other special charges of $120.6 million in 2013. These charges included $30.0 million of asset impairments primarily associated with the anticipated closure of a packaging and distribution facility in Germany, and $90.6 million of severance costs to reduce our cost structure and global workforce. In 2012, we recognized asset impairment, restructuring, and other special charges of $281.1 million. These charges included $122.6 million related to an intangible asset impairment for liprotamase, $74.5 million related to restructuring to reduce our cost structure and global workforce, $64.0 million related to the asset impairment of a delivery device platform, and $20.0 million related to the withdrawal of Xigris. See Note 5 to the consolidated financial statements for additional information.
Other—net, (income) expense was income of $518.9 million in 2013, compared with income of $674.0 million in 2012. The decrease was driven primarily by lower income related to the termination of the exenatide collaboration with Amylin of $495.4 million in 2013 compared with $787.8 million in 2012, partially offset by milestone payments received from Boehringer Ingelheim for regulatory submissions in the U.S., Europe, and Japan. See Notes 4 and 18 to the consolidated financial statements for additional information.
Our effective tax rate was 20.5 percent in 2013, compared with 24.4 percent in 2012. The 2012 effective tax rate reflected the expiration of the R&D tax credit at the end of 2011 and the tax impact of the payment received from Amylin, partially offset by the tax benefit related to the intangible asset impairment for liprotamase. The decrease in the 2013 effective tax rate reflects the reinstatement of the R&D tax credit in the U.S. effective January 1, 2013 as well as the one-time impact of the reinstatement of the R&D tax credit for 2012 that was recorded in the first quarter of 2013. See Note 14 to the consolidated financial statements for additional information.
Operating Results—2012
Financial Results
Worldwide total revenue decreased 7 percent to $22.60 billion in 2012, driven by steep sales declines for Zyprexa due to the loss of patent exclusivity in most major markets, partially offset by growth in certain other products. Net income and EPS decreased 6 percent to $4.09 billion and $3.66, respectively, in 2012 compared with net income of $4.35 billion and EPS of $3.90 in 2011. The decreases in net income and EPS were due to the loss of patent exclusivity for Zyprexa, partially offset by growth in certain other products and higher other income from the early payment of the exenatide revenue-sharing obligation from Amylin.
The 2012 highlighted items are summarized in the "Executive Overview" section. The 2011 highlighted items are summarized as follows:
Collaborations (Note 4 to the consolidated financial statements)

•	We incurred acquired IPR&D charges associated with the diabetes collaboration with Boehringer Ingelheim of $388.0 million (pretax), or $0.23 per share.
Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated financial statements)

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
Sales of Cymbalta increased 23 percent in the U.S., due to higher prices and, to a lesser extent, increased demand. Sales outside the U.S. increased 9 percent, driven by increased demand, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Alimta increased 13 percent in the U.S., driven by increased demand and higher prices. Sales outside the U.S. remained flat, as increased demand was offset by lower prices in Japan and the unfavorable impact of foreign exchange rates.
Sales of Humalog decreased 2 percent in the U.S., due to increased government and commercial rebates as well as the product's removal from a large formulary in 2012. Sales outside the U.S. increased 6 percent, due to increased demand, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Cialis increased 11 percent in the U.S., driven by increased demand and higher prices. Sales outside the U.S. decreased 2 percent, driven by the unfavorable impact of foreign exchange rates, partially offset by increased demand and higher prices.
Sales of Zyprexa decreased 83 percent in the United States. Sales outside the U.S. decreased 45 percent. The decreases were due to the loss of patent exclusivity in the U.S. and most major international markets outside of Japan, partially offset by growth in Japan. Zyprexa sales in Japan were approximately $585 million in 2012, compared to approximately $540 million in 2011.
Sales of Humulin increased 1 percent in the U.S., driven by higher prices, largely offset by decreased demand. U.S. sales of Humulin were negatively affected by the product's removal from a large formulary in 2012, as well as the continued decline in the market for human insulin and the termination of the Humulin ReliOn agreement with Walmart. Sales outside the U.S. decreased 2 percent, driven by the unfavorable impact of foreign exchange rates, partially offset by increased volume.
Sales of Forteo increased 8 percent in the U.S., driven by higher prices, partially offset by decreased volume. Sales outside the U.S. increased 33 percent, primarily due to the increased demand in Japan.

Sales of Evista decreased 1 percent in the U.S., driven by decreased demand, largely offset by higher prices. Sales outside the U.S. decreased 14 percent, driven by decreased volume and, to a lesser extent, the unfavorable impact of foreign exchange rates.
Sales of Strattera decreased 2 percent in the U.S., due to decreased demand, partially offset by higher prices. Sales outside the U.S. increased 4 percent, driven by increased demand in Japan, partially offset by lower prices and the unfavorable impact of foreign exchange rates.
Sales of Effient increased 52 percent in the U.S., driven by increased demand and, to a lesser extent, higher prices. Sales outside the U.S. increased 47 percent, due to increased demand, partially offset by the unfavorable impact of foreign exchange rates.
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
No acquired IPR&D charges were incurred in 2012, compared with $388.0 million in 2011, all of which was associated with the diabetes collaboration with Boehringer Ingelheim. We recognized asset impairment, restructuring, and other special charges of $281.1 million in 2012. These charges comprised $122.6 million related to an intangible asset impairment for liprotamase, $74.5 million related to restructuring to reduce our cost structure and global workforce, $64.0 million related to the asset impairment of a delivery device platform, and $20.0 million related to the withdrawal of Xigris. In 2011, we recognized asset impairment, restructuring, and other special charges of $401.4 million, of which $316.4 million primarily related to severance costs from strategic actions and $85.0 million related to the withdrawal of Xigris. See Notes 4 and 5 to the consolidated financial statements for additional information.
Other—net, (income) expense was income of $674.0 million in 2012, compared with expense of $179.0 million in 2011. The increase was driven by income of $787.8 million recognized from the early payment of the exenatide revenue-sharing obligation by Amylin. See Note 18 to the consolidated financial statements for additional information.
Our effective tax rate was 24.4 percent in 2012, compared with 18.7 percent in 2011. The increase in 2012 reflects the tax impact of the payment received from Amylin and the expiration of the research and development tax credit at the end of 2011, partially offset by the tax benefit related to the intangible asset impairment for liprotamase. The effective tax rate for 2011 was lower due to a tax benefit on the IPR&D charge associated with the diabetes collaboration with Boehringer Ingelheim, as well as a benefit from the resolution in 2011 of the IRS audits of tax years 2005-2007, along with certain matters related to 2008-2009. See Note 14 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
As of December 31, 2013, cash and cash equivalents decreased to $3.83 billion compared with $4.02 billion at December 31, 2012, as cash flow from operations of $5.74 billion was more than offset by dividends paid of $2.12 billion, share repurchases of $1.70 billion, net purchases of investments of $1.02 billion, and purchases of property and equipment of $1.01 billion. In addition to our cash and cash equivalents, we held total investments of $9.19 billion and $7.98 billion as of December 31, 2013 and December 31, 2012, respectively. See Note 7 to the consolidated financial statements for additional details.

As of December 31, 2013, total debt was $5.21 billion, a decrease of $318.4 million compared with $5.53 billion at December 31, 2012. The decrease is due primarily to the decrease in fair value of our hedged debt. We intend to refinance $1.00 billion of debt that is maturing in March 2014. A portion of the interest rate risk associated with the anticipated refinancing has been hedged through the use of forward-starting interest rate swaps. See Note 7 to the consolidated financial statements for additional details. We currently have $1.36 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program.
Capital expenditures of $1.01 billion during 2013 were $106.7 million more than in 2012. We expect 2014 capital expenditures to be approximately $1.3 billion as we invest in the long-term growth of our diabetes-care product portfolio and additional biotechnology capacity while continuing investments to improve the quality, productivity, and capability of our manufacturing, research, and development facilities.
For the 129th consecutive year, we distributed dividend payments to our shareholders. Dividends of $1.96 per share were paid in both 2013 and 2012. In the fourth quarter of 2013, effective for the dividend to be paid in the first quarter of 2014, the quarterly dividend was maintained at $0.49 per share, resulting in an indicated annual rate for 2014 of $1.96 per share.
During 2013, we repurchased the remaining $1.10 billion of shares associated with our $1.50 billion share repurchase program announced in 2012. In October 2013, we announced a new $5.00 billion share repurchase program which will be completed over time. We purchased $500.0 million of shares under the new repurchase program in 2013.
At December 31, 2013, we had an aggregate of $11.61 billion of cash and investments at our foreign subsidiaries. A significant portion of this amount would be subject to tax payments if such cash and investments were repatriated to the United States. We record U.S. deferred tax liabilities for certain unremitted earnings, but when foreign earnings are expected to be indefinitely reinvested outside the U.S., no accrual for U.S. income taxes is provided. We believe cash provided by operating activities in the U.S. and planned repatriations of foreign earnings for which tax has been provided should be sufficient to fund our domestic operating needs, dividends paid to shareholders, share repurchases, and capital expenditures. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and Item 1A, “Risk Factors,” may affect our operating results and cash generated from operations.
In December 2013, we lost U.S. patent protection for Cymbalta. In 2014, we will lose U.S. patent protection for Evista and data package protection for Cymbalta in major European countries. See "Executive Overview—Legal, Regulatory, and Other Matters" for additional information.
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
Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt positions and may enter into interest rate derivatives to help maintain that balance. Based on our overall interest rate exposure at December 31, 2013 and 2012, including derivatives and other interest rate risk-sensitive instruments, a hypothetical 10 percent change in interest rates applied to the fair value of the instruments as of December 31, 2013 and 2012, respectively, would not have a material impact on earnings, cash flows, or fair values of interest rate risk-sensitive instruments over a one-year period.
Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and the Japanese yen, and the British pound against the euro. We face transactional currency exposures that arise when we enter into transactions, generally on an intercompany basis, denominated in currencies other than the local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We may enter into foreign currency forward contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, and the Japanese yen). Our policy outlines the minimum and maximum hedge coverage of such exposures. Gains and losses on these derivative positions offset, in part, the impact of currency fluctuations on the existing assets, liabilities, commitments, and anticipated revenues. Considering our derivative financial instruments outstanding at December 31, 2013 and 2012, a hypothetical 10 percent change in exchange rates (primarily against the U.S. dollar) as of December 31, 2013 and 2012, respectively, would not have a material impact on earnings, cash flows, or fair values of foreign currency rate risk-sensitive instruments over a one-year period. These calculations do not reflect the impact of the exchange gains or losses on the underlying positions that would be offset, in part, by the results of the derivative instruments.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. We acquire and collaborate on potential products still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of the pharmaceutical product (e.g., approval for marketing by the appropriate regulatory agency or upon the achievement of certain sales levels). If required by the arrangement, we may make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations below.
Individually, these arrangements are not material in any one annual reporting period. However, if milestones for multiple products covered by these arrangements would happen to be reached in the same reporting period, the aggregate charge to expense could be material to the results of operations in that period. See Item 8, "Financial Statements and Supplementary Data—Note 4, Collaborations," for additional details. These arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves milestone objectives. We also note that, from a business perspective, we view these payments as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from sales of products.

Our current noncancelable contractual obligations that will require future cash payments are as follows (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including interest payments(1)	$7,589.0	$1,136.3	$495.3	$1,473.0	$4,484.4
Capital lease obligations	27.3	10.3	13.8	3.2	—
Operating leases	620.0	136.5	218.4	147.2	117.9
Purchase obligations(2)	13,199.5	12,310.1	455.8	279.0	154.6
Other long-term liabilities reflected on our balance sheet(3)	1,989.2	—	861.5	260.5	867.2
Other(4)	476.9	476.9	—	—	—
Total	$23,901.9	$14,070.1	$2,044.8	$2,162.9	$5,624.1

[1]
Our long-term debt obligations include both our expected principal and interest obligations and our interest rate swaps. We used the interest rate forward curve at December 31, 2013, to compute the amount of the contractual obligation for interest on the variable rate debt instruments and swaps.

[2]	We have included the following:

•
Purchase obligations consist primarily of all open purchase orders as of December 31, 2013. Some of these purchase orders may be cancelable; however, for purposes of this disclosure, we have not distinguished between cancelable and noncancelable purchase obligations.

•	Contractual payment obligations with each of our significant vendors, which are noncancelable and are not contingent.

[3]
We have included long-term liabilities consisting primarily of our nonqualified supplemental pension funding requirements and deferred compensation liabilities. We excluded long-term income taxes payable of $1.08 billion, because we cannot reasonably estimate the timing of future cash outflows associated with those liabilities.

[4]
This category consists of various miscellaneous items expected to be paid in the next year, none of which are individually material. We excluded unfunded commitments of $142.2 million, because we cannot reasonably estimate the timing of future cash outflows associated with those commitments.

The contractual obligations table is current as of December 31, 2013. We expect the amount of these obligations to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.
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
When sales occur, we estimate a reserve for future product returns related to those sales. This estimate is based on several factors, including: historical return rates, expiration date by product (generally, 24 to 36 months after the initial sale of a product to our customer), and estimated levels of inventory in the wholesale and retail channels, among others, as well as any other specifically-identified anticipated returns due to known factors such as the loss of patent exclusivity, product recalls and discontinuances, or a changing competitive environment. We maintain a returns policy that allows U.S. pharmaceutical customers to return product within a specified period prior to and subsequent to the product's expiration date. Following the loss of exclusivity for a patent-dependent product, we expect to experience an elevated level of product returns as product inventory remaining in the wholesale and retail channels expires. Additional adjustments to the returns reserve may be required in the future based on revised estimates to our assumptions, which would have an impact on our consolidated results of operations. We record the return amounts as a deduction to arrive at our net product sales. Once the product is returned, it is destroyed. Actual product returns have been less than 1 percent of our net sales over the past three years and have not fluctuated significantly as a percentage of sales. However, we expect the ratio of actual product returns as a percentage of net sales to increase in future periods as we begin to experience elevated return levels for both Zyprexa and Cymbalta following the recent losses of patent exclusivity for these products in several major markets.
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
We believe that our accruals for sales returns, rebates, and discounts are reasonable and appropriate based on current facts and circumstances. Our global rebate and discount liabilities are included in sales rebates and discounts on our consolidated balance sheet. Our global sales return liability is included in other current liabilities and other noncurrent liabilities on our consolidated balance sheet. A 5 percent change in our global sales return, rebate, and discount liability at December 31, 2013 would lead to an approximate $138 million effect on our income before income taxes.
The portion of our global sales return, rebate, and discount liability resulting from sales of our products in the U.S. was 88 percent and 83 percent as of December 31, 2013 and 2012, respectively.
The following represents a roll-forward of our most significant U.S. sales return, rebate, and discount liability balances, including Medicaid (in millions):

	2013	2012
Sales return, rebate, and discount liabilities, beginning of year	$1,584.5	$1,597.9
Reduction of net sales due to sales returns, discounts, and rebates(1)	4,723.3	3,563.5
Cash payments of discounts and rebates	(4,092.3)	(3,576.9)
Sales return, rebate, and discount liabilities, end of year (2)	$2,215.5	$1,584.5

[1]	Adjustments of the estimates for these returns, rebates, and discounts to actual results were less than 1.0 percent of net sales for each of the years presented.

[2]
The increase in our most significant U.S. sales return, rebate, and discount liability balances as of December 31, 2013, as compared to December 31, 2012, is primarily due to an increase in our returns reserve for sales of Cymbalta, which lost U.S. patent exclusivity in December 2013.

Product Litigation Liabilities and Other Contingencies
Product litigation liabilities and other contingencies are, by their nature, uncertain and are based upon complex judgments and probabilities. The factors we consider in developing our product litigation liability reserves and other contingent liability amounts include the merits and jurisdiction of the litigation, the nature and the number of other similar current and past litigation cases, the nature of the product and the current assessment of the science subject to the litigation, and the likelihood of settlement and current state of settlement discussions, if any. In addition, we accrue for certain product liability claims incurred, but not filed, to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. We accrue legal defense costs expected to be incurred in connection with significant product liability contingencies when both probable and reasonably estimable.
We also consider the insurance coverage we have to diminish the exposure for periods covered by insurance. In assessing our insurance coverage, we consider the policy coverage limits and exclusions, the potential for denial of coverage by the insurance company, the financial condition of the insurers, and the possibility of and length of time for collection. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.
The litigation accruals and environmental liabilities and the related estimated insurance recoverables have been reflected on a gross basis as liabilities and assets, respectively, on our consolidated balance sheets.
Pension and Retiree Medical Plan Assumptions
Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets. Retiree medical plan costs include assumptions for the discount rate, retirement age, expected return on plan assets, and health-care-cost trend rates. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see Note 15 to the consolidated financial statements for additional information regarding our retirement benefits.
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

If the health-care-cost trend rates were to increase by one percentage point, the aggregate of the service cost and interest cost components of the 2013 annual expense would increase by $9.4 million. A one-percentage-point decrease would decrease the aggregate of the 2013 service cost and interest cost by $7.6 million. If the 2013 discount rate for the U.S. defined benefit pension and retiree health benefit plans (U.S. plans) were to change by a quarter percentage point, income before income taxes would change by $40.6 million. If the 2013 expected return on plan assets for U.S. plans were to change by a quarter percentage point, income before income taxes would change by $20.1 million. If our assumption regarding the 2013 expected age of future retirees for U.S. plans were adjusted by one year, our income before income taxes would be affected by $57.6 million. The U.S. plans, including Puerto Rico, represent approximately 80 percent of both the total projected benefit obligation and total plan assets at December 31, 2013.
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
Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination, all of which require multiple assumptions. We utilize the “income method,” which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently.
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
Estimates of future cash flows, based on what we believe to be reasonable and supportable assumptions and projections, require management’s judgment. Actual results could vary from these estimates.
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
As of December 31, 2013, a 5 percent change in the amount of the uncertain tax positions and the valuation allowance would result in a change in net income of $26.2 million and $32.4 million, respectively.
LEGAL AND REGULATORY MATTERS
Information relating to certain legal proceedings can be found in Note 16 to the consolidated financial statements and is incorporated here by reference.

FINANCIAL EXPECTATIONS FOR 2014
For the full year of 2014, we expect EPS to be in the range of $2.77 to $2.85. EPS expectations for 2014 reflect completed share repurchases in 2013 and potential share repurchases in 2014. We anticipate that total revenue will be between $19.2 billion and $19.8 billion. Patent expirations are expected to drive a rapid and severe decline in U.S. sales of Cymbalta and Evista. These revenue declines are expected to be partially offset by growth from a portfolio of other products including Humalog, Trajenta, Cialis, Forteo and Alimta, as well as our animal health business. In addition, strong revenue growth is expected in China, while a weaker Japanese yen is expected to dampen revenue growth in Japan.
We anticipate that gross margin as a percent of revenue will be approximately 74 percent in 2014. Marketing, selling, and administrative expenses are expected to be in the range of $6.2 billion to $6.5 billion. Research and development expense is expected to be in the range of $4.4 billion to $4.7 billion. Other—net, (income) expense is expected to be in a range between $100 million and $200 million of income, benefited by gains of $150 million to $200 million on the sale of equity investments acquired as part of past business development transactions. Operating cash flows are expected to be sufficient to pay our dividend of approximately $2.1 billion, allow for capital expenditures of approximately $1.3 billion, and fund potential business development activity and share repurchases.
Our 2014 financial guidance does not include a potential charge related to the collaboration with Pfizer to develop and commercialize tanezumab. If the partial clinical hold for the molecule is removed and we and Pfizer move forward with development, we will pay a $200 million upfront fee to Pfizer. This charge would reduce EPS by approximately $0.12.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) in Item 7 at “Management’s Discussion and Analysis—Financial Condition.” That information is incorporated in this report by reference.

Item 8.	Financial Statements and Supplementary Data
Consolidated Statements of Operations

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, except per-share data)	Year Ended December 31	2013	2012	2011
Revenue		$23,113.1	$22,603.4	$24,286.5
Cost of sales		4,908.1	4,796.5	5,067.9
Research and development		5,531.3	5,278.1	5,020.8
Marketing, selling, and administrative		7,125.6	7,513.5	7,879.9
Acquired in-process research and development (Notes 3 and 4)		57.1	—	388.0
Asset impairment, restructuring, and other special charges (Note 5)		120.6	281.1	401.4
Other—net, (income) expense (Note 18)		(518.9)	(674.0)	179.0
		17,223.8	17,195.2	18,937.0
Income before income taxes		5,889.3	5,408.2	5,349.5
Income taxes (Note 14)		1,204.5	1,319.6	1,001.8
Net income		$4,684.8	$4,088.6	$4,347.7
Earnings per share—basic (Note 13)		$4.33	$3.67	$3.90
Earnings per share—diluted (Note 13)		$4.32	$3.66	$3.90

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions)	Year Ended December 31	2013	2012	2011
Net income		$4,684.8	$4,088.6	$4,347.7
Other comprehensive income (loss):
Foreign currency translation gains (losses)		36.2	160.9	(244.8)
Net unrealized gains (losses) on securities		204.3	88.5	(178.5)
Defined benefit pension and retiree health benefit plans (Note 15)		2,592.2	(128.6)	(1,240.2)
Effective portion of cash flow hedges		(123.8)	8.7	44.8
Other comprehensive income (loss) before income taxes		2,708.9	129.5	(1,618.7)
Provision for income taxes related to other comprehensive income (loss) items		(914.5)	(68.0)	430.2
Other comprehensive income (loss) (Note 17)		1,794.4	61.5	(1,188.5)
Comprehensive income		$6,479.2	$4,150.1	$3,159.2

See notes to consolidated financial statements.

Consolidated Balance Sheets

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, shares in thousands)	December 31	2013	2012
Assets
Current Assets
Cash and cash equivalents (Note 7)		$3,830.2	$4,018.8
Short-term investments (Note 7)		1,567.1	1,665.5
Accounts receivable, net of allowances of $100.3 (2013) and $108.5 (2012)		3,434.4	3,336.3
Other receivables		588.4	552.0
Inventories (Note 6)		2,928.8	2,643.8
Prepaid expenses and other		755.8	822.3
Total current assets		13,104.7	13,038.7
Other Assets
Investments (Note 7)		7,624.9	6,313.9
Goodwill and other intangibles, net (Note 8)		4,331.1	4,752.7
Sundry		2,212.5	2,533.4
Total other assets		14,168.5	13,600.0
Property and equipment, net (Note 9)		7,975.5	7,760.2
Total assets		$35,248.7	$34,398.9
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt (Note 10)		$1,012.6	$11.9
Accounts payable		1,119.3	1,188.3
Employee compensation		943.9	940.3
Sales rebates and discounts		1,941.7	1,777.2
Dividends payable		523.5	541.4
Income taxes payable (Note 14)		254.4	143.5
Deferred income taxes (Note 14)		792.8	1,048.0
Other current liabilities		2,328.4	2,738.9
Total current liabilities		8,916.6	8,389.5
Other Liabilities
Long-term debt (Note 10)		4,200.3	5,519.4
Accrued retirement benefits (Note 15)		1,549.4	3,012.4
Long-term income taxes payable (Note 14)		1,078.7	1,334.3
Other noncurrent liabilities		1,863.0	1,369.4
Total other liabilities		8,691.4	11,235.5
Commitments and contingencies (Note 16)
Eli Lilly and Company Shareholders' Equity (Notes 11 and 12)
Common stock—no par value Authorized shares: 3,200,000 Issued shares: 1,117,628 (2013) and 1,146,493 (2012)		698.5	716.6
Additional paid-in capital		5,050.0	4,963.1
Retained earnings		16,992.4	16,088.2
Employee benefit trust		(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 17)		(2,002.7)	(3,797.1)
Cost of common stock in treasury, 833 shares (2013) and 2,850 shares (2012)		(93.6)	(192.4)
Total Eli Lilly and Company shareholders' equity		17,631.4	14,765.2
Noncontrolling interests		9.3	8.7
Total equity		17,640.7	14,773.9
Total liabilities and equity		$35,248.7	$34,398.9
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Other(1)	Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2011	1,154,018	$721.3	$4,798.5	$12,732.6	$(2,670.1)	864	$(96.4)	$(3,065.6)	$12,420.3
Net income				4,347.7					4,347.7
Other comprehensive income (loss), net of tax					(1,188.5)				(1,188.5)
Cash dividends declared per share: $1.96				(2,182.5)					(2,182.5)
Retirement of treasury shares	(1)		(0.1)			(1)	0.1		—
Issuance of stock under employee stock plans-net	4,627	2.8	(108.7)			(10)	1.0		(104.9)
Stock-based compensation			147.4						147.4
ESOP transactions			49.7					52.4	102.1
Other								0.1	0.1
Balance at December 31, 2011	1,158,644	724.1	4,886.8	14,897.8	(3,858.6)	853	(95.3)	(3,013.1)	13,541.7
Net income				4,088.6					4,088.6
Other comprehensive income (loss), net of tax					61.5				61.5
Cash dividends declared per share: $1.96				(2,186.5)					(2,186.5)
Retirement of treasury shares	(14,912)	(9.3)		(711.7)		(14,912)	721.1		0.1
Purchase for treasury						16,918	(819.2)		(819.2)
Issuance of stock under employee stock plans-net	2,761	1.8	(65.2)			(9)	1.0		(62.4)
Stock-based compensation			141.5						141.5
Other								(0.1)	(0.1)
Balance at December 31, 2012	1,146,493	716.6	4,963.1	16,088.2	(3,797.1)	2,850	(192.4)	(3,013.2)	14,765.2
Net income				4,684.8					4,684.8
Other comprehensive income (loss), net of tax					1,794.4				1,794.4
Cash dividends declared per share: $1.96				(2,102.8)					(2,102.8)
Retirement of treasury shares	(32,406)	(20.3)		(1,677.8)		(32,406)	1,698.1		—
Purchase for treasury						30,400	(1,600.0)		(1,600.0)
Issuance of stock under employee stock plans-net	3,541	2.2	(58.0)			(11)	0.7		(55.1)
Stock-based compensation			144.9						144.9
Balance at December 31, 2013	1,117,628	$698.5	$5,050.0	$16,992.4	$(2,002.7)	833	$(93.6)	$(3,013.2)	$17,631.4
1 Includes activity related to shares held by an employee benefit trust and employee stock ownership plan (ESOP). See Note 12 for additional details.

Consolidated Statements of Cash Flows

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions)	Year Ended December 31	2013	2012	2011
Cash Flows from Operating Activities
Net income		$4,684.8	$4,088.6	$4,347.7
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities
Depreciation and amortization		1,445.6	1,462.2	1,373.6
Change in deferred income taxes		285.9	126.0	(268.5)
Stock-based compensation expense		144.9	141.5	147.4
Impairment charges, indefinite lived intangibles		—	205.0	151.5
Acquired in-process research and development, net of tax		37.1	—	252.2
Income related to termination of the exenatide collaboration with Amylin (Note 4)		(495.4)	(787.8)	—
Other operating activities, net		25.1	120.5	(17.8)
Changes in operating assets and liabilities, net of acquisitions:
Receivables—(increase) decrease		(152.7)	361.8	(188.8)
Inventories—(increase) decrease		(286.5)	(307.9)	203.1
Other assets—(increase) decrease		116.5	231.0	642.7
Accounts payable and other liabilities—increase (decrease)		(70.3)	(336.1)	591.4
Net Cash Provided by Operating Activities		5,735.0	5,304.8	7,234.5
Cash Flows from Investing Activities
Purchases of property and equipment		(1,012.1)	(905.4)	(672.0)
Disposals of property and equipment		179.4	22.0	25.3
Proceeds from sales and maturities of short-term investments		3,320.1	2,547.5	1,807.9
Purchases of short-term investments		(1,531.0)	(2,172.4)	(2,058.8)
Proceeds from sales and maturities of noncurrent investments		11,235.0	4,355.7	2,138.5
Purchases of noncurrent investments		(14,041.9)	(7,618.6)	(4,459.4)
Purchase of product rights		(24.1)	(138.8)	(632.9)
Purchases of in-process research and development		(57.1)	—	(388.0)
Cash paid for acquisitions, net of cash acquired		(43.7)	(199.3)	(307.8)
Net change in loan to collaboration partner (Note 4)		—	165.0	(165.0)
Proceeds from prepayment of revenue-sharing obligation (Note 4)		—	1,212.1	—
Other investing activities, net		(97.4)	(100.6)	(112.2)
Net Cash Used for Investing Activities		(2,072.8)	(2,832.8)	(4,824.4)
Cash Flows from Financing Activities
Dividends paid		(2,120.7)	(2,187.4)	(2,180.1)
Net change in short-term borrowings		—	—	(134.1)
Repayments of long-term debt		(10.5)	(1,511.1)	(61.7)
Purchases of common stock		(1,698.1)	(721.1)	—
Other financing activities, net		—	—	6.0
Net Cash Used for Financing Activities		(3,829.3)	(4,419.6)	(2,369.9)
Effect of exchange rate changes on cash and cash equivalents		(21.5)	43.9	(110.9)

Net decrease in cash and cash equivalents		(188.6)	(1,903.7)	(70.7)
Cash and cash equivalents at beginning of year		4,018.8	5,922.5	5,993.2
Cash and Cash Equivalents at End of Year		$3,830.2	$4,018.8	$5,922.5
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Tables present dollars in millions, except per-share data)
Note 1:    Summary of Significant Accounting Policies
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The accounts of all wholly-owned and majority-owned subsidiaries are included in the consolidated financial statements. Where our ownership of consolidated subsidiaries is less than 100 percent, the noncontrolling shareholders’ interests are reflected as a separate component of equity. All intercompany balances and transactions have been eliminated.
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
Inventories
We state all inventories at the lower of cost or market. We use the last-in, first-out (LIFO) method for the majority of our inventories located in the continental United States. Other inventories are valued by the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost.
Investments
Substantially all of our investments in debt and marketable equity securities are classified as available-for-sale. Investment securities with maturity dates of less than one year from the date of the balance sheet are classified as short-term. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss). The credit portion of unrealized losses on our debt securities considered to be other-than-temporary is recognized in earnings. The remaining portion of the other-than-temporary impairment on our debt securities is then recorded, net of tax, in other comprehensive income (loss). The entire amount of other-than-temporary impairment on our equity securities is recognized in earnings. We do not evaluate cost-method investments for impairment unless there is an indicator of impairment. We review these investments for indicators of impairment on a regular basis. Realized gains and losses on sales of available-for-sale securities are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings. Investments in companies over which we have significant influence but not a controlling interest are accounted for using the equity method with our share of earnings or losses reported in other–net, (income) expense. We own no investments that are considered to be trading securities.
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
In the normal course of business, our operations are exposed to fluctuations in interest rates which can vary the costs of financing, investing, and operating. We address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. Our primary interest-rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest-rate exposures, we strive to achieve an acceptable balance between fixed- and floating-rate debt and investment positions and may enter into interest rate swaps or collars to help maintain that balance.
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
We may enter into forward-starting interest rate swaps as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. Upon completion of a debt issuance and termination of the swap, the change in fair value of these instruments is recorded as part of other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.
Goodwill and other intangibles
Goodwill results from excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized.
Intangible assets with finite lives are capitalized and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years.
The costs of in-process research and development (IPR&D) projects acquired directly in a transaction other than a business combination are capitalized if the projects have an alternative future use; otherwise, they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized as other intangible assets. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. We utilize the “income method,” which applies a probability weighting that considers the risk of development and commercialization, to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are tested for impairment and amortized over the remaining useful life or written off, as appropriate. For transactions other than a business combination, we also capitalize milestone payments incurred at or after the product has obtained regulatory approval for marketing and amortize those amounts over the remaining estimated useful life of the underlying asset.
Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually and when impairment indicators are present. When required, a comparison of fair value to the carrying amount of assets is performed to determine the amount of any impairment. When determining the fair value of indefinite-lived IPR&D assets for impairment testing purposes, we utilize the "income method" discussed in the previous paragraph. Finite-lived intangible assets are reviewed for impairment when an indicator of impairment is present.
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
Litigation and environmental liabilities
Litigation accruals, environmental liabilities, and the related estimated insurance recoverables are reflected on a gross basis as liabilities and assets, respectively, on our consolidated balance sheets. With respect to the product liability claims currently asserted against us, we have accrued for our estimated exposures to the extent they are both probable and reasonably estimable based on the information available to us. We accrue for certain product liability claims incurred but not filed to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. Legal defense costs expected to be incurred in connection with significant product liability loss contingencies are accrued when both probable and reasonably estimable. For substantially all of our currently marketed products, we are completely self-insured for product liability losses.
Revenue recognition
We recognize revenue from sales of products at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. Provisions for returns, discounts, and rebates are established in the same period the related sales are recognized.
We also generate income as a result of collaboration agreements. Revenue from co-promotion arrangements is based upon gross margins reported to us by our co-promotion partners. Initial fees we receive from the partnering of our compounds under development where we have continuing involvement are generally amortized through the expected product approval date. For out-licensing agreements that include both the sale of marketing rights to our commercialized products and a related commitment to supply the products, the initial fees received are generally recognized in net product sales over the term of the supply agreement when we have determined that the marketing rights do not have value on a standalone basis. We immediately recognize the full amount of developmental milestone payments due to us upon the achievement of the milestone event if the event is objectively determinable and the milestone is substantive in its entirety. A milestone is considered substantive if the consideration earned 1) relates solely to past performance, 2) is commensurate with the enhancement in the pharmaceutical product's value associated with the achievement of the important event in its development life cycle, and 3) is reasonable relative to all of the deliverables and payment terms within the arrangement. Milestone payments earned by us are generally recorded in other–net, (income) expense. If the payment to us is a commercialization payment that is part of a multiple-element collaborative commercialization arrangement and is a result of the initiation of the commercialization period (e.g., payments triggered by regulatory approval for marketing or launch of the product), we amortize the payment to income as we perform under the terms of the arrangement. See Note 4 for specific agreement details.
Royalty revenue from licensees, which is based on third-party sales of licensed products and technology, is recorded as earned in accordance with the contract terms when third-party sales can be reasonably measured and collection of the funds is reasonably assured. This royalty revenue is included in collaboration and other revenue.
Research and development expenses and acquired IPR&D
Research and development expenses include the following:

•	Research and development costs, which are expensed as incurred.

•	Milestone payment obligations incurred prior to regulatory approval of the product, which are accrued when the event requiring payment of the milestone occurs.
Acquired IPR&D expense includes the initial costs of IPR&D projects acquired directly in asset acquisitions, unless they have an alternative future use.
Income taxes
Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable. When foreign earnings are expected to be indefinitely reinvested outside the U.S., no accrual for U.S. income taxes is provided.
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
Earnings per share
We calculate basic earnings per share based on the weighted-average number of common shares outstanding and incremental shares. We calculate diluted earnings per share based on the weighted-average number of common shares outstanding, including incremental shares and dilutive stock options. See Note 13 for further discussion.
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
Note 2:    Implementation of New Financial Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued a clarification regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, the liability related to an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of the new standard are effective on a prospective basis beginning in 2014 for annual and interim reporting periods, with earlier adoption permitted. While we are still finalizing our determination of the impact of this standard on both our deferred tax assets and income taxes payable, we do not currently anticipate that the implementation of this standard will have a material impact on our consolidated balance sheets, and it will have no impact on our consolidated statements of operations.

Note 3:    Acquisitions
During 2012 and 2011, we completed the acquisitions of ChemGen Corporation (ChemGen) and the animal health business of Janssen Pharmaceuticia NV (Janssen), respectively. These acquisitions were accounted for as business combinations under the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated financial statements from the date of acquisition. None of these acquisitions were material to our consolidated financial statements.
In addition to the acquisitions of businesses, we also acquired assets in development in 2013 and 2011 which are further discussed below in Product Acquisitions and in Note 4, respectively. Upon acquisition, the acquired IPR&D related to these products was immediately written off as an expense because the products had no alternative future use. For the years ended December 31, 2013 and 2011, we recorded acquired IPR&D charges of $57.1 million and $388.0 million, respectively, associated with these transactions. There were no acquired IPR&D charges in 2012.
In connection with the arrangements described below, our partners may be entitled to future milestones and royalties based on sales should these products be approved for commercialization.
Acquisition of Businesses
ChemGen
On February 17, 2012, we acquired all of the outstanding stock of ChemGen Corporation, a privately-held bioscience company specializing in the development and commercialization of innovative feed-enzyme products that improve the efficiency of poultry, egg, and meat production, for total purchase consideration of $206.9 million in cash. In connection with this acquisition, we recorded $151.5 million of marketed product assets and $55.4 million of other net assets.
Janssen
On July 7, 2011, we acquired the animal health business of Janssen, a Johnson & Johnson company, for total purchase consideration of $307.8 million in cash. We obtained a portfolio of more than 50 marketed animal health products. In connection with this acquisition, we recorded $234.4 million of marketed product assets, $29.6 million of acquired IPR&D assets, and $43.8 million of other net assets.
Product Acquisitions
In December 2013, we acquired all development and commercial rights for a calcitonin gene-related peptide (CGRP) antibody currently being studied as a potential treatment for the prevention of frequent, recurrent migraine headaches for $57.1 million in cash. At the time of the purchase, the product had completed a successful Phase II proof-of-concept study and had no alternative future use. The related $57.1 million charge for acquired IPR&D was included as expense in the fourth quarter of 2013 and is deductible for tax purposes.
Note 4:    Collaborations
We often enter into collaborative arrangements to develop and commercialize drug candidates. Collaborative activities may include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These collaborations often require milestone and royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party. Revenues related to products we sell pursuant to these arrangements are included in net product sales, while other sources of revenue (e.g., royalties and profit-share payments) are included in collaboration and other revenue. For the years ended December 31, 2013, 2012, and 2011, we recognized collaboration and other revenue of $707.5 million, $633.0 million, and $681.7 million, respectively. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item, net of any payments made to or reimbursements received from our collaboration partners. Each collaboration is unique in nature, and our more significant arrangements are discussed below.
Exenatide
In November 2011, we agreed with Amylin Pharmaceuticals, Inc. (Amylin) to terminate our collaborative arrangement for the joint development, marketing, and selling of Byetta® (exenatide injection) and other forms of exenatide such as Bydureon® (exenatide extended-release for injectable suspension). Under the terms of the termination agreement, Amylin made a one-time, upfront payment to us of $250.0 million. Amylin also agreed to make future revenue-sharing payments to us in an amount equal to 15.0 percent of its global net sales of exenatide products until Amylin made aggregate payments to us of $1.20 billion plus interest, which would accrue at 9.5 percent. Upon completion of the acquisition of Amylin by Bristol-Myers Squibb Company in August 2012, Amylin's obligation of $1.26 billion, including accrued interest, was paid in full, with $1.21 billion representing a prepayment of the obligation. We would also receive a $150.0 million milestone payment contingent upon U.S. Food and Drug Administration (FDA) approval of a once-monthly suspension version of exenatide.
Commercial operations were transferred to Amylin in the U.S. in late-2011. Outside the U.S., we transferred to Amylin exenatide commercial rights and control in all markets during the first quarter of 2013.
Payments received from Amylin were allocated 65 percent to the U.S., which was treated as a contract termination, and 35 percent to the business outside the U.S., which was treated as the disposition of a business. The allocation was based upon relative fair values. The revenue-sharing income allocated to the U.S. was recognized as collaboration and other revenue, consistent with our policy for royalty revenue, while the income related to the prepayment of Amylin's obligation allocated to the U.S. was recognized in other-net, (income) expense. All income allocated to the business outside the U.S. that was transferred during the first quarter of 2013 was recognized as a gain on the disposition of a business in other–net, (income) expense, net of the goodwill allocated to the business transferred.
Prior to termination of the collaboration, we and Amylin were co-promoting Byetta in the United States. Amylin was responsible for manufacturing and primarily utilized third-party contract manufacturers to supply Byetta. We supplied Byetta pen delivery devices for Amylin and will continue to do so for a period that will not extend beyond the first quarter of 2014. We were responsible for certain development costs related to certain clinical trials outside the U.S. that we were conducting as of the date of the termination agreement as well as commercialization costs outside the U.S. until the commercial rights were transferred to Amylin.
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

The following table summarizes the revenue and other income recognized with respect to exenatide:

	2013	2012	2011
Net product sales	$133.1	$207.8	$179.6
Collaboration and other revenue	—	70.1	243.1
Total revenue	$133.1	$277.9	$422.7

Income related to termination of the exenatide collaboration with Amylin(1)	$495.4	$787.8	$—
1 Presented in other-net, (income) expense
Effient®
We are in a collaborative arrangement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) to develop, market, and promote Effient. We and Daiichi Sankyo co-promote Effient in certain territories (including the U.S. and five major European markets), while we have exclusive marketing rights in certain other territories. Daiichi Sankyo has exclusive marketing rights in Japan and certain other territories. The parties share approximately 50/50 in the profits, as well as in the costs of development and marketing in the co-promotion territories. A third party manufactures bulk product, and we produce the finished product for our exclusive and co-promotion territories. We record product sales in our exclusive and co-promotion territories. In our exclusive territories, we pay Daiichi Sankyo a royalty specific to these territories. Profit-share payments made to Daiichi Sankyo are recorded as marketing, selling, and administrative expenses. All royalties paid to Daiichi Sankyo and the third-party manufacturer are recorded in cost of sales. Effient sales were $508.7 million, $457.2 million, and $302.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Erbitux®
We have several collaborations with respect to Erbitux. The most significant collaborations are in the U.S., Canada, and Japan (Bristol-Myers Squibb Company); and worldwide except the U.S. and Canada (Merck KGaA). Upon expiration of the agreements, all of the rights to Erbitux in the U.S. and Canada return to us and certain rights to Erbitux outside the U.S. and Canada will remain with Merck KGaA (Merck).
The following table summarizes our revenue recognized with respect to Erbitux:

	2013	2012	2011
Net product sales	$58.5	$76.4	$87.6
Collaboration and other revenue	315.2	320.6	321.6
Total revenue	$373.7	$397.0	$409.2
Bristol-Myers Squibb Company
Pursuant to commercial agreements with Bristol-Myers Squibb Company and E.R. Squibb (collectively, BMS), we are co-developing Erbitux in the U.S. and Canada with BMS through September 2018, exclusively, and in Japan with BMS and Merck through 2032. Under these arrangements, Erbitux research and development and other costs are shared by both companies according to a predetermined ratio.
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

Merck KGaA
A development and license agreement grants Merck exclusive rights to market Erbitux outside of the U.S. and Canada, and expires in December 2018. A separate agreement grants co-exclusive rights among Merck, BMS and us in Japan and expires in 2032.
Merck manufactures Erbitux for supply in its territory as well as for Japan. We receive a royalty on the sales of Erbitux outside of the U.S. and Canada, which is included in collaboration and other revenue as earned. Collaborative reimbursements received for research and development and for marketing, selling, and administrative expenses are recorded as a reduction to the respective expense line items on the consolidated statement of operations. Royalty expense paid to third parties, net of any royalty reimbursements received, is recorded as a reduction of collaboration and other revenue.
Diabetes Collaboration
In January 2011, we and Boehringer Ingelheim entered into a global agreement to jointly develop and commercialize a portfolio of diabetes compounds. Currently, the compounds included in the collaboration are Boehringer Ingelheim's two oral diabetes agents, linagliptin and empagliflozin, and our new insulin glargine product. Additionally, Boehringer Ingelheim may elect to opt in to the Phase III development and potential commercialization of our anti-TGF-beta monoclonal antibody. Under the terms of the global agreement, we made an initial one-time payment to Boehringer Ingelheim of $388.0 million and recorded an acquired IPR&D charge, which was included as expense in the first quarter of 2011 and was deductible for tax purposes.
Linagliptin was subsequently approved in 2011 and launched in the U.S. (trade name Tradjenta®), Japan (trade name TrazentaTM), certain countries in Europe (trade name Trajenta®), and other countries. Currently, empagliflozin and the new insulin glargine product are both under regulatory review in the U.S., Europe, and Japan, and the anti-TGF-beta monoclonal antibody is in Phase II clinical testing.
In connection with the approval of linagliptin in the U.S., Japan, and Europe, in 2011 we paid $478.7 million in success-based regulatory milestones, all of which were capitalized as intangible assets and are being amortized to cost of sales. We incurred milestone-related expenses of $97.2 million in connection with regulatory submissions for empagliflozin in the U.S., Europe, and Japan during 2013. These regulatory submission milestones were recorded as research and development expenses. We may also pay up to 225.0 million euro in additional success-based regulatory milestones for empagliflozin.
During 2013, we earned $50.0 million in milestones for the regulatory submissions of our new insulin glargine product in the U.S., Europe, and Japan. These submission milestones were recorded as income in other–net, (income) expense. In the future, we will be eligible to receive up to $250.0 million in success-based regulatory milestones on our new insulin glargine product.
Should Boehringer Ingelheim elect to opt in to the Phase III development and potential commercialization of the anti-TGF-beta monoclonal antibody, we would be eligible for up to $525.0 million in opt-in and success-based regulatory milestone payments.
The companies share ongoing development costs equally. The companies also share in the commercialization costs and gross margin for any product resulting from the collaboration that receives regulatory approval. We record our portion of the gross margin as collaboration and other revenue, and we record our portion of the commercialization costs as marketing, selling, and administrative expense. Each company will also be entitled to potential performance payments on sales of the molecules they contribute to the collaboration. Our revenue related to this collaboration (which is, to-date, entirely related to Trajenta) was $249.2 million, $88.6 million, and $15.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Solanezumab
We have an agreement with an affiliate of TPG-Axon Capital (TPG) whereby TPG funded a portion of the Phase III development of solanezumab. Under the agreement, TPG’s obligation to fund solanezumab costs was not material and ended in the first half of 2011. In exchange for their funding, TPG may receive success-based sales milestones totaling approximately $70 million and mid-single digit royalties contingent upon the successful development of solanezumab. The royalties would be paid for approximately ten years after launch of a product.

Baricitinib
In December 2009, we entered into a worldwide license and collaboration agreement with Incyte Corporation (Incyte) to acquire development and commercialization rights to its Janus tyrosine kinase (JAK) inhibitor compound, now known as baricitinib, and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent if the product is successfully commercialized. The agreement provides Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. In 2010, Incyte exercised its option to co-develop baricitinib in rheumatoid arthritis. The agreement also provides Incyte with an option to co-promote in the U.S. and calls for payments associated with certain development, success-based regulatory, and sales-based milestones. Upon initiation of Phase III trials for the treatment of rheumatoid arthritis in the fourth quarter of 2012, we incurred a milestone-related expense of $50.0 million which was recorded as research and development expense. As of December 31, 2013, Incyte is eligible to receive up to $415.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones as well as an additional $150.0 million of potential sales-based milestones.
Tanezumab
In October 2013, we entered into a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the potential treatment of osteoarthritis pain, chronic low back pain and cancer pain. Tanezumab is currently in Phase III development and is subject to a partial clinical hold by the FDA pending submission of nonclinical data to the FDA. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and commercialization expenses. Contingent upon the parties continuing in the collaboration after receipt of the FDA's response to the submission of the nonclinical data, we will be obligated to pay an upfront fee of $200.0 million. This payment would be immediately expensed. In addition to this fee, we may pay up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab. Both parties have the right to terminate the agreement under certain circumstances.
Summary of Collaboration-Related Commission and Profit-Share Payments
The aggregate amount of commission and profit-share payments included in marketing, selling, and administrative expense pursuant to the collaborations described above was $203.7 million, $188.5 million, and $125.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Note 5:    Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated statements of operations are described below.

	2013	2012	2011
Severance	$90.6	$74.5	$251.8
Asset impairment and other special charges	30.0	206.6	149.6
Asset impairment, restructuring, and other special charges	$120.6	$281.1	$401.4
Severance costs listed above for all years relate to initiatives to reduce our cost structure and global workforce.
For the year ended December 31, 2013, we incurred $30.0 million of asset impairment and other special charges related primarily to costs associated with the anticipated closure of a packaging and distribution facility in Germany.
For the year ended December 31, 2012, we incurred $206.6 million of asset impairment and other special charges consisting of $122.6 million related to an intangible asset impairment for liprotamase (see Note 8) net of the reduction of the related contingent consideration liability, $64.0 million related to the recognition of an asset impairment associated with the decision to stop development of a delivery device platform, and $20.0 million resulting from a change in our estimates of returned product related to the withdrawal of Xigris™ from the market during the fourth quarter of 2011.
For the year ended December 31, 2011, we incurred $149.6 million of asset impairments and other special charges primarily consisting of $85.0 million for returned product and contractual commitments related to the withdrawal of Xigris from the market and $56.1 million related to our decision to vacate certain leased premises.
Note 6:    Inventories
Inventories at December 31 consisted of the following:

	2013	2012
Finished products	$968.1	$834.4
Work in process	1,868.3	1,735.8
Raw materials and supplies	259.0	256.1
	3,095.4	2,826.3
Reduction to LIFO cost	(166.6)	(182.5)
Inventories	$2,928.8	$2,643.8
Inventories valued under the LIFO method comprised $1.02 billion and $994.3 million of total inventories at December 31, 2013 and 2012, respectively.
Note 7:    Financial Instruments
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
At December 31, 2013, we had outstanding foreign currency forward commitments to purchase 462.6 million U.S. dollars and sell 337.6 million euro; commitments to purchase 520.7 million euro and sell 716.8 million U.S. dollars; commitments to purchase 180.7 million British pounds and sell 216.0 million euro; and commitments to purchase 234.4 million U.S. dollars and sell 24.35 billion Japanese yen, which will all settle within 30 days.
At December 31, 2013, substantially all of our total debt is at a fixed rate. We have converted approximately 65 percent of our fixed-rate debt to floating rates through the use of interest rate swaps.
During 2013 we entered into forward-starting interest rate swaps with a notional amount of $500.0 million and maturities not exceeding 30 years to hedge a portion of the cash flows associated with the planned refinancing of our $1.00 billion March 2014 debt maturity.

The Effect of Risk Management Instruments on the Statement of Operations
The following effects of risk-management instruments were recognized in other—net, (income) expense:

	2013	2012	2011
Fair value hedges:
Effect from hedged fixed-rate debt	$(308.2)	$51.5	$259.6
Effect from interest rate contracts	308.2	(51.5)	(259.6)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	9.0	9.0	9.0
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	15.4	(35.8)	97.4

The effective portion of net gains (losses) on equity contracts in designated cash flow hedging relationships recorded in other comprehensive income (loss) was $(149.6) million, $0.0 million, and $35.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. There were no equity contracts in designated cash flow hedging relationships in 2012. During the next 12 months, we expect to sell the underlying equity securities in designated cash flow hedging relationships that were outstanding at December 31, 2013, and will reclassify to earnings the accumulated other comprehensive loss related to the cash flow hedges and the unrealized gains on the underlying equity securities. The unrealized gains are in excess of the losses on the cash flow hedges.
For forward-starting interest rate swaps in designated cash flow hedging relationships associated with an anticipated debt issuance, the effective portion of net gains recorded in other comprehensive income (loss) was $16.7 million for the year ended December 31, 2013. There were no forward-starting interest rate swaps in designated cash flow hedging relationships in 2012 and 2011.
During the next 12 months, we expect to reclassify from accumulated other comprehensive loss to earnings $8.8 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on our floating rate debt.
During the years ended December 31, 2013, 2012, and 2011, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at December 31 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
Description	Carrying Amount	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2013
Cash and cash equivalents	$3,830.2	$3,830.2	$3,772.6	$57.6	$	$3,830.2
Short-term investments:
U.S. government and agencies	$276.4	$276.6	$276.4	$	$	$276.4
Corporate debt securities	931.7	929.8		931.7		931.7
Other securities	2.7	2.7		2.7		2.7
Marketable equity	356.3	75.0	356.3			356.3
Short-term investments	$1,567.1	$1,284.1
Noncurrent investments:
U.S. government and agencies	$1,115.6	$1,126.1	$1,035.6	$80.0	$	$1,115.6
Corporate debt securities	4,940.5	4,933.7		4,940.5		4,940.5
Mortgage-backed	636.0	652.4		636.0		636.0
Asset-backed	490.0	494.5		490.0		490.0
Other securities	7.3	8.3		7.3		7.3
Marketable equity	81.2	22.8	81.2			81.2
Equity method and other investments(1)	354.3	354.3
Noncurrent investments	$7,624.9	$7,592.1

December 31, 2012
Cash and cash equivalents	$4,018.8	$4,018.8	$3,964.4	$54.4	$	$4,018.8
Short-term investments:
U.S. government and agencies	$150.2	$150.2	$150.2	$	$	$150.2
Corporate debt securities	1,503.5	1,501.5		1,503.5		1,503.5
Other securities	11.8	11.8		11.8		11.8
Short-term investments	$1,665.5	$1,663.5
Noncurrent investments:
U.S. government and agencies	$1,362.7	$1,360.3	$1,122.4	$240.3	$	$1,362.7
Corporate debt securities	3,351.3	3,322.9		3,351.3		3,351.3
Mortgage-backed	668.1	677.7		668.1		668.1
Asset-backed	519.0	523.5		519.0		519.0
Other securities	3.3	3.3		3.3		3.3
Marketable equity	175.8	83.0	175.8			175.8
Equity method and other investments(1)	233.7	233.7
Noncurrent investments	$6,313.9	$6,204.4

[1]	Fair value not applicable

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Long-term debt, including current portion
December 31, 2013	$(5,212.9)	$	$(5,490.9)	$	$(5,490.9)
December 31, 2012	(5,531.3)		(5,996.6)		(5,996.6)

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2013
Risk-management instruments
Interest rate contracts designated as hedging instruments:
Other receivables	$20.1	$	$20.1	$	$20.1
Sundry	278.7		278.7		278.7
Other noncurrent liabilities	(0.9)		(0.9)		(0.9)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	6.7		6.7		6.7
Other current liabilities	(7.1)		(7.1)		(7.1)
Equity contracts designated as hedging instruments:
Other current liabilities	(149.6)		(149.6)		(149.6)

December 31, 2012
Risk-management instruments
Interest rate contracts designated as hedging instruments:
Sundry	589.4		589.4		589.4
Foreign exchange contracts not designated as hedging instruments:
Other receivables	11.0		11.0		11.0
Other current liabilities	(17.5)		(17.5)		(17.5)
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

The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of December 31, 2013:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$8,400.2	$1,210.8	$5,977.4	$471.3	$740.7

A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	2013	2012
Unrealized gross gains	$375.6	$140.5
Unrealized gross losses	59.8	29.0
Fair value of securities in an unrealized gain position	4,982.7	5,246.0
Fair value of securities in an unrealized loss position	3,664.7	2,102.0
Other-than-temporary impairment losses on investment securities of $11.3 million, $22.6 million, and $31.1 million were recognized in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011, respectively. For fixed-income securities, the amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing the credit loss were the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration.
The securities in an unrealized loss position include fixed-rate debt securities of varying maturities. The value of fixed-income securities is sensitive to changes in the yield curve and other market conditions. Approximately 90 percent of the securities in a loss position are investment-grade debt securities. At this time, there is no indication of default on interest or principal payments for debt securities other than those for which an other-than-temporary impairment charge has been recorded. We do not intend to sell and it is not more likely than not we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and we have concluded that no additional other-than-temporary loss is required to be charged to earnings as of December 31, 2013.
Activity related to our investment portfolio, substantially all of which related to available-for-sale securities, was as follows:

	2013	2012	2011
Proceeds from sales	$13,753.5	$6,529.8	$2,268.3
Realized gross gains on sales	49.5	82.3	140.0
Realized gross losses on sales	15.4	10.9	9.9
Note 8: Goodwill and Other Intangibles
Goodwill and other indefinite-lived intangible assets at December 31 were as follows:

	2013	2012
Goodwill (by segment):
Human pharmaceutical products	$1,354.7	$1,364.2
Animal health	162.1	137.1
Total goodwill	1,516.8	1,501.3
In-process research and development	33.6	65.0
Total indefinite-lived intangible assets	$1,550.4	$1,566.3
No impairments occurred with respect to the carrying value of goodwill for the years ended December 31, 2013, 2012, and 2011.

IPR&D consists of the acquisition date fair value of products under development acquired in business combinations that have not yet achieved regulatory approval for marketing adjusted for subsequent impairments. Examples of such products acquired in business combinations include liprotamase and Amyvid®, which are discussed further below. As discussed in Note 1, we use the "income method" to calculate the fair value of the IPR&D assets, which is a Level 3 fair value measurement.
No material impairments occurred with respect to the carrying value of IPR&D for the year ended December 31, 2013.
In 2012, we recorded impairment charges of $205.0 million related to liprotamase as a result of changes in key assumptions used in the valuation, based upon additional communications with the FDA regarding the clinical trial that would be required for resubmission, and our expectations for the product.
In 2011, we recorded impairment charges of $151.5 million due primarily to the impairment of the IPR&D assets related to Amyvid and liprotamase. The impairment of Amyvid was due to a delay in product launch and lower sales projections during the early part of the product’s expected life cycle. In April 2011, we received a complete response letter from the FDA for the New Drug Application (NDA) for liprotamase, which communicated the need for us to conduct an additional clinical trial prior to a resubmission, resulting in an impairment of liprotamase.
The components of finite-lived intangible assets at December 31 were as follows:

	2013			2012
Description	Carrying Amount— Gross	Accumulated Amortization	Carrying Amount— Net	Carrying Amount— Gross	Accumulated Amortization	Carrying Amount— Net
Marketed products	$5,136.1	$(2,447.2)	$2,688.9	$5,107.9	$(1,987.0)	$3,120.9
Other	164.8	(73.0)	91.8	129.5	(64.0)	65.5
Total finite-lived intangible assets	$5,300.9	$(2,520.2)	$2,780.7	$5,237.4	$(2,051.0)	$3,186.4
Marketed products consist of the amortized cost of the rights to assets acquired in business combinations and approved for marketing in a significant global jurisdiction (U.S., Europe, and Japan) and capitalized milestone payments. Other intangibles consist primarily of the amortized cost of licensed platform technologies that have alternative future uses in research and development, manufacturing technologies, and customer relationships from business combinations. No material impairments occurred with respect to the carrying value of finite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011.
See Note 3 for further discussion of intangible assets acquired in recent business combinations.
As of December 31, 2013, the remaining weighted-average amortization period for finite-lived intangible assets is approximately 8 years. Amortization expense was $555.0 million, $563.0 million, and $469.0 million for 2013, 2012, and 2011, respectively. The estimated amortization expense associated with our current finite-lived intangible assets for each of the next five years approximates $530 million in 2014, $490 million in 2015, $380 million in 2016, $200 million in 2017, and $180 million in 2018. Amortization expense is included in either cost of sales, marketing, selling, and administrative or research and development depending on the nature of the intangible asset being amortized.

Note 9: Property and Equipment
At December 31, property and equipment consisted of the following:

	2013	2012
Land	$198.7	$201.4
Buildings	6,489.9	6,373.8
Equipment	7,752.7	7,542.9
Construction in progress	1,205.4	799.9
	15,646.7	14,918.0
Less accumulated depreciation	(7,671.2)	(7,157.8)
Property and equipment, net	$7,975.5	$7,760.2
Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $774.8 million, $754.0 million, and $732.4 million, respectively. Interest costs of $24.1 million, $21.0 million, and $25.7 million were capitalized as part of property and equipment for the years ended December 31, 2013, 2012, and 2011, respectively. Total rental expense for all leases, including contingent rentals (not material), amounted to $227.2 million, $262.2 million, and $267.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Assets under capital leases included in property and equipment, net on the consolidated balance sheets, capital lease obligations entered into, and future minimum rental commitments are not material.
Note 10: Borrowings
Long-term debt at December 31 consisted of the following:

	2013	2012
4.20 to 7.13 percent notes (due 2014-2037)	$4,887.3	$4,887.3
Other, including capitalized leases	27.1	37.4
Fair value adjustment	298.5	606.6
	5,212.9	5,531.3
Less current portion	(1,012.6)	(11.9)
Long-term debt	$4,200.3	$5,519.4
Current maturities of long-term debt of $1.51 billion were repaid during the year ended December 31, 2012.
The aggregate amounts of maturities on long-term debt for the next five years are $1.01 billion in 2014, $9.5 million in 2015, $205.6 million in 2016, $1.00 billion in 2017, and $200.3 million in 2018.
At December 31, 2013, we have $1.36 billion of unused committed bank credit facilities, $1.20 billion of which is a revolving credit facility that backs our commercial paper program and matures in April 2015. There were no amounts outstanding under the revolving credit facility during the year ended December 31, 2013. Compensating balances and commitment fees are not material, and there are no conditions that are probable of occurring under which the lines may be withdrawn.
We have converted approximately 65 percent of all fixed-rate debt to floating rates through the use of interest rate swaps. The weighted-average effective borrowing rates based on debt obligations and interest rates at December 31, 2013 and 2012, including the effects of interest rate swaps for hedged debt obligations, were 3.10 percent and 3.20 percent, respectively.
For the years ended December 31, 2013, 2012, and 2011, cash payments for interest on borrowings totaled $139.7 million, $171.9 million, and $167.4 million, respectively, net of capitalized interest.
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

Note 11: Stock-Based Compensation
Stock-based compensation expense of $144.9 million, $141.5 million, and $147.4 million was recognized for the years ended December 31, 2013, 2012, and 2011, respectively, as well as related tax benefits of $50.7 million, $49.5 million, and $51.6 million, respectively. Our stock-based compensation expense consists of performance awards (PAs), shareholder value awards (SVAs), and restricted stock units (RSUs). We recognize stock-based compensation expense over the requisite service period of the individual grantees, which equals the vesting period. We provide newly issued shares and treasury stock to satisfy stock option exercises and for the issuance of PA, SVA, and RSU shares. We classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for exercised stock options as a financing cash flow in the consolidated statements of cash flows.
At December 31, 2013, additional stock-based compensation awards may be granted under the 2002 Lilly Stock Plan for not more than 100.0 million shares.
Performance Award Program
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain pre-established earnings-per-share targets over a two-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement periods. The fair values of PAs granted for the years ended December 31, 2013, 2012, and 2011 were $50.19, $35.74, and $31.90, respectively. The number of shares ultimately issued for the PA program is dependent upon the earnings achieved during the vesting period. Pursuant to this plan, approximately 0.7 million shares, 1.6 million shares, and 3.9 million shares were issued during the years ended December 31, 2013, 2012, and 2011, respectively. Approximately 0.6 million shares are expected to be issued in 2014. As of December 31, 2013, the total remaining unrecognized compensation cost related to nonvested PAs was $18.9 million, which will be amortized over the weighted-average remaining requisite service period of 12 months.
Shareholder Value Award Program
SVAs are granted to officers and management and are payable in shares of our common stock at the end of a three-year period. The number of shares actually issued, if any, varies depending on our stock price at the end of the three-year vesting period compared to pre-established target stock prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model are based on implied volatilities from traded options on our stock, historical volatility of our stock price, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair values of the SVA units granted during the years ended December 31, 2013, 2012, and 2011 were $45.17, $30.35, and $28.33, respectively, determined using the following assumptions:

(Percents)	2013	2012	2011
Expected dividend yield	3.50%	4.50%	4.90%
Risk-free interest rate	.08-.43	.10-.36	.20-1.36
Range of volatilities	18.95-22.37	22.40-25.64	27.61-29.10
A summary of the SVA activity is presented below:

Units Attributable to SVAs (in thousands)	2013	2012	2011
Outstanding at January 1	7,539	7,036	6,381
Granted	1,795	2,439	2,561
Issued	(2,397)	(973)	(428)
Forfeited or expired	(301)	(963)	(1,478)
Outstanding at December 31	6,636	7,539	7,036

Approximately 2.2 million shares are expected to be issued in 2014. As of December 31, 2013, the total remaining unrecognized compensation cost related to nonvested SVAs was $51.6 million, which will be amortized over the weighted-average remaining requisite service period of 20 months.
Restricted Stock Units
RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, typically 3 years. The fair values of RSU awards granted during the years ended December 31, 2013, 2012, and 2011 were $54.10, $39.65, and $35.80, respectively. The number of shares ultimately issued for the RSU program remains constant with the exception of forfeitures. Pursuant to this plan, 1.1 million, 1.4 million, and 1.5 million shares were granted during the years ended December 31, 2013, 2012, and 2011, respectively, and approximately 0.8 million, 0.3 million, and 0.2 million shares were issued during the years ended December 31, 2013, 2012, and 2011, respectively. Approximately 0.8 million shares are expected to be issued in 2014. As of December 31, 2013, the total remaining unrecognized compensation cost related to nonvested RSUs was $58.4 million, which will be amortized over the weighted-average remaining requisite service period of 21 months.
Stock Option Program
Stock options were granted prior to 2007 to officers, management, and board members at exercise prices equal to the fair market value of our stock at the date of grant. Options fully vested 3 years from the grant date and have a term of 10 years.
Stock option activity during the year ended December 31, 2013 is summarized below:

	Shares of Common Stock Attributable to Options (in thousands)	Weighted-Average Exercise Price of Options	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	27,232	$63.89
Exercised	(208)	54.27
Forfeited or expired	(10,884)	59.95
Outstanding at December 31, 2013	16,140	66.66	0.7	$—
Exercisable at December 31, 2013	16,140	66.66	0.7	—
For options exercised during the years ended December 31, 2013, 2012, and 2011, the related intrinsic value, cash received, and tax benefits were not material.
Note 12:    Shareholders' Equity
During 2013, we purchased $500.0 million of shares associated with our $5.00 billion share repurchase program that was announced in the fourth quarter of 2013. As of December 31, 2013, there were $4.50 billion of shares remaining in that program. During 2013 and 2012, we repurchased $1.10 billion and $400.0 million, respectively, of shares, completing our $1.50 billion share repurchase program announced in 2012. During 2012, we also repurchased $419.2 million of shares, completing our $3.00 billion share repurchase program announced in 2000. No shares were repurchased during the year ended December 31, 2011.
We have 5.0 million authorized shares of preferred stock. As of December 31, 2013 and 2012, no preferred stock has been issued.
We have an employee benefit trust that held 50.0 million shares of our common stock at both December 31, 2013 and 2012, to provide a source of funds to assist us in meeting our obligations under various employee benefit plans. The cost basis of the shares held in the trust was $3.01 billion at both December 31, 2013 and 2012, and is shown as a reduction in shareholders’ equity. Any dividend transactions between us and the trust are eliminated. Stock held by the trust is not considered outstanding in the computation of earnings per share. The assets of the trust were not used to fund any of our obligations under these employee benefit plans during the years ended December 31, 2013, 2012, and 2011.

We have an ESOP as a funding vehicle for the existing employee savings plan. The ESOP used the proceeds of a loan from us to purchase shares of common stock from our treasury. The ESOP issued third-party debt, which was repaid in 2011. The proceeds were used to purchase shares of our common stock on the open market. As of December 31, 2013, all shares of common stock held by the ESOP were allocated to participating employees as part of our savings plan contribution. The fair value of shares allocated each period was recognized as compensation expense.
Note 13:    Earnings Per Share
Following is a reconciliation of the denominators used in computing earnings per share:

(Shares in thousands)	2013	2012	2011
Income available to common shareholders	$4,684.8	$4,088.6	$4,347.7
Basic earnings per share:
Weighted-average number of common shares outstanding, including incremental shares	1,080,874	1,113,178	1,113,923
Basic earnings per share	$4.33	$3.67	$3.90
Diluted earnings per share:
Weighted-average number of common shares outstanding, including incremental shares and stock options	1,084,766	1,117,294	1,113,967
Diluted earnings per share	$4.32	$3.66	$3.90
Note 14:    Income Taxes
Following is the composition of income tax expense:

	2013	2012	2011
Current:
Federal	$259.1	$596.8	$671.4
Foreign	553.2	540.6	759.5
State	126.3	56.2	(22.9)
Total current tax expense	938.6	1,193.6	1,408.0
Deferred:
Federal	297.0	87.0	(398.5)
Foreign	(28.2)	29.9	(34.7)
State	(2.9)	9.1	27.0
Total deferred tax expense (benefit)	265.9	126.0	(406.2)
Income taxes	$1,204.5	$1,319.6	$1,001.8

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2013	2012
Deferred tax assets:
Compensation and benefits	$639.8	$1,081.8
Tax credit carryforwards and carrybacks	494.6	703.2
Purchases of intangible assets	418.8	366.8
Product return reserves	313.7	153.8
Tax loss carryforwards and carrybacks	311.7	370.1
Debt	110.0	232.8
Contingencies	106.0	113.2
Intercompany profit in inventories	104.5	159.6
Sale of intangibles	76.5	278.6
Other	518.5	361.5
Total gross deferred tax assets	3,094.1	3,821.4
Valuation allowances	(647.1)	(675.8)
Total deferred tax assets	2,447.0	3,145.6
Deferred tax liabilities:
Unremitted earnings	(898.3)	(920.4)
Inventories	(685.6)	(573.4)
Intangibles	(598.9)	(708.8)
Prepaid employee benefits	(446.2)	—
Property and equipment	(379.1)	(407.1)
Financial instruments	(109.6)	(257.0)
Total deferred tax liabilities	(3,117.7)	(2,866.7)
Deferred tax assets (liabilities) - net	$(670.7)	$278.9
At December 31, 2013 and 2012, no individually significant items were classified as “Other” deferred tax assets.
The deferred tax asset and related valuation allowance amounts for U.S. federal and state net operating losses and tax credits shown above have been reduced for differences between financial reporting and tax return filings.
Based on filed tax returns, we have tax credit carryforwards and carrybacks of $494.6 million available to reduce future income taxes; $2.9 million will be carried back; $183.8 million of the tax credit carryforwards will expire between 2023 and 2033; and $4.9 million of the tax credit carryforwards will never expire. The remaining portion of the tax credit carryforwards is related to federal tax credits of $80.3 million, international tax credits of $105.3 million, and state tax credits of $117.4 million, all of which are substantially reserved.
At December 31, 2013, based on filed tax returns we had net operating losses and other carryforwards for international and U.S. income tax purposes of $662.5 million: $262.8 million will expire by 2018; $356.8 million will expire between 2018 and 2033; and $42.9 million of the carryforwards will never expire. Other carryforwards for international and U.S. federal income tax purposes are substantially reserved. Deferred tax assets related to state net operating losses of $81.0 million and $9.8 million of other state carryforwards are substantially reserved.
Domestic and Puerto Rican companies contributed approximately 61 percent, 54 percent, and 24 percent for the years ended December 31, 2013, 2012, and 2011, respectively, to consolidated income before income taxes. We have a subsidiary operating in Puerto Rico under a tax incentive grant. The current tax incentive grant will not expire prior to 2017.
At December 31, 2013, U.S. income taxes have not been provided on approximately $23.74 billion of unremitted earnings of foreign subsidiaries as we consider these unremitted earnings to be indefinitely invested for continued use in our foreign operations. Additional tax provisions will be required if these earnings are repatriated in the future to the United States. Due to complexities in the tax laws and assumptions that we would have to make, it is not practicable to determine the amount of the related unrecognized deferred income tax liability.

Cash payments of income taxes totaled $1.26 billion, $992.0 million, and $942.8 million, for the years ended December 31, 2013, 2012, and 2011, respectively.
Following is a reconciliation of the income tax expense applying the U.S. federal statutory rate to income before income taxes to reported income tax expense:

	2013	2012	2011
Income tax at the U.S. federal statutory tax rate	$2,061.3	$1,892.9	$1,872.3
Add (deduct):
International operations, including Puerto Rico	(778.3)	(593.8)	(796.7)
General business credits	(175.6)	(11.2)	(80.8)
IRS audit conclusion	(7.9)	—	(85.3)
Other	105.0	31.7	92.3
Income taxes	$1,204.5	$1,319.6	$1,001.8
The American Taxpayer Relief Act of 2012, which included the reinstatement of the research tax credit for the year 2012, was enacted in early 2013. Therefore, the research tax credits for the years 2012 and 2013 are both included in 2013 with general business credits.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2013	2012	2011
Beginning balance at January 1	$1,534.3	$1,369.3	$1,714.3
Additions based on tax positions related to the current year	142.5	144.8	89.4
Additions for tax positions of prior years	251.5	70.1	390.0
Reductions for tax positions of prior years	(358.2)	(38.5)	(492.3)
Settlements	(404.9)	(9.2)	(326.3)
Lapses of statutes of limitation	(24.9)	(4.6)	(2.6)
Changes related to the impact of foreign currency translation	(3.9)	2.4	(3.2)
Ending balance at December 31	$1,136.4	$1,534.3	$1,369.3
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $523.3 million and $928.1 million at December 31, 2013 and 2012, respectively.
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
During 2013, we reached resolution on the remaining matters related to tax years 2008–2009 that were not settled as part of a previous examination. Considering the impact of this resolution on periods that have not yet been examined, as well as its impact on tax asset carryforwards, there was an immaterial benefit to our consolidated results of operations. We made cash payments of approximately $135 million related to tax years 2008–2009 after application of available tax credit carryforwards and carrybacks. The examination of tax years 2010-2012 commenced during the fourth quarter of 2013. Because the examination of tax years 2010-2012 is still in the early stages, the resolution of matters in this audit period will likely extend beyond the next 12 months.
We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2013, 2012, and 2011, we recognized income tax expense (benefit) of $(10.9) million, $42.3 million, and $(47.3) million, respectively, related to interest and penalties. At December 31, 2013 and 2012, our accruals for the payment of interest and penalties totaled $161.5 million and $187.5 million, respectively.

Note 15:    Retirement Benefits
We use a measurement date of December 31 to develop the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheets at December 31 for our defined benefit pension and retiree health benefit plans, which were as follows:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$10,423.8	$9,191.2	$2,337.7	$2,308.6
Service cost	287.1	253.1	49.9	63.3
Interest cost	437.2	455.1	98.1	114.9
Actuarial (gain) loss	(792.2)	834.0	(642.5)	(57.0)
Benefits paid	(402.3)	(404.2)	(79.6)	(67.2)
Plan amendments	(0.1)	(0.6)	(4.1)	(28.4)
Foreign currency exchange rate changes and other adjustments	22.9	95.2	(2.3)	3.5
Benefit obligation at end of year	9,976.4	10,423.8	1,757.2	2,337.7

Change in plan assets:
Fair value of plan assets at beginning of year	8,286.6	7,186.3	1,518.0	1,339.0
Actual return on plan assets	1,144.6	922.7	365.7	183.4
Employer contribution	428.9	469.7	75.5	62.8
Benefits paid	(402.3)	(404.2)	(79.6)	(67.2)
Foreign currency exchange rate changes and other adjustments	23.9	112.1	—	—
Fair value of plan assets at end of year	9,481.7	8,286.6	1,879.6	1,518.0

Funded status	(494.7)	(2,137.2)	122.4	(819.7)
Unrecognized net actuarial loss	3,546.3	5,187.5	178.1	1,156.7
Unrecognized prior service (benefit) cost	50.7	54.9	(171.5)	(203.4)
Net amount recognized	$3,102.3	$3,105.2	$129.0	$133.6

Amounts recognized in the consolidated balance sheet consisted of:
Sundry	$881.2	$125.5	$366.4	$—
Other current liabilities	(62.8)	(61.2)	(7.7)	(8.9)
Accrued retirement benefits	(1,313.1)	(2,201.6)	(236.3)	(810.8)
Accumulated other comprehensive loss before income taxes	3,597.0	5,242.5	6.6	953.3
Net amount recognized	$3,102.3	$3,105.2	$129.0	$133.6
The unrecognized net actuarial loss and unrecognized prior service cost (benefit) have not yet been recognized in net periodic pension costs and are included in accumulated other comprehensive loss at December 31, 2013.
During 2014, we expect the following components of accumulated other comprehensive loss to be recognized as components of net periodic benefit cost:

	Defined Benefit Pension Plans	Retiree Health Benefit Plans
Unrecognized net actuarial loss	$277.2	$20.0
Unrecognized prior service cost	3.6	(31.2)
Total	$280.8	$(11.2)
We do not expect any plan assets to be returned to us in 2014.

The following represents our weighted-average assumptions as of December 31:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
(Percents)	2013	2012	2011	2013	2012	2011
Discount rate for benefit obligation	4.9	4.3	5.0	5.0	4.3	5.1
Discount rate for net benefit costs	4.3	5.0	5.6	4.3	5.1	5.8
Rate of compensation increase for benefit obligation	3.4	3.4	3.7
Rate of compensation increase for net benefit costs	3.4	3.7	3.7
Expected return on plan assets for net benefit costs	8.4	8.4	8.5	8.8	8.8	8.8
We annually evaluate the expected return on plan assets in our defined benefit pension and retiree health benefit plans. In evaluating the expected rate of return, we consider many factors, with a primary analysis of current and projected market conditions; asset returns and asset allocations; and the views of leading financial advisers and economists. We may also review our historical assumptions compared with actual results, as well as the assumptions and trend rates utilized by similar plans, where applicable. Health-care-cost trend rates are assumed to increase at an annual rate of 6.6 percent for the year ended December 31, 2014, decreasing by approximately 0.3 percent per year to an ultimate rate of 5.0 percent by 2020.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	2014	2015	2016	2017	2018	2019-2023
Defined benefit pension plans	$430.9	$440.1	$453.0	$469.0	$486.0	$2,726.0

Retiree health benefit plans-gross	$94.0	$98.0	$102.3	$106.4	$111.0	$612.3
Medicare rebates	(6.8)	(7.6)	(8.2)	(9.0)	(9.8)	(60.5)
Retiree health benefit plans-net	$87.2	$90.4	$94.1	$97.4	$101.2	$551.8
Amounts relating to defined benefit plans with projected benefit obligations in excess of plan assets were as follows at December 31:

	2013	2012
Projected benefit obligation	$1,773.6	$9,151.2
Fair value of plan assets	395.4	6,888.6
Amounts relating to defined benefit plans with accumulated benefit obligations in excess of plan assets were as follows at December 31:

	2013	2012
Accumulated benefit obligation	$1,384.6	$8,021.0
Fair value of plan assets	181.8	6,580.6
The total accumulated benefit obligation for our defined benefit pension plans was $9.13 billion and $9.46 billion at December 31, 2013 and 2012, respectively.

Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$287.1	$253.1	$236.3	$49.9	$63.3	$72.4
Interest cost	437.2	455.1	447.9	98.1	114.9	118.0
Expected return on plan assets	(701.9)	(684.8)	(685.9)	(130.7)	(127.2)	(129.4)
Amortization of prior service (benefit) cost	3.7	4.2	8.6	(35.6)	(39.8)	(42.9)
Recognized actuarial loss	414.7	285.7	200.4	100.5	98.4	88.7
Net periodic benefit cost	$440.8	$313.3	$207.3	$82.2	$109.6	$106.8
If the healthcare-cost trend rates were to be increased by one percentage point, the December 31, 2013, accumulated postretirement benefit obligation would increase by $169.7 million and the aggregate of the service cost and interest cost components of the 2013 annual expense would increase by $9.4 million. A one percentage point decrease in these rates would decrease the December 31, 2013, accumulated postretirement benefit obligation by $149.1 million, and the aggregate of the 2013 service cost and interest cost by $7.6 million.
The following represents the amounts recognized in other comprehensive income (loss) for the year ended December 31, 2013:

	Defined Benefit Pension Plans	Retiree Health Benefit Plans
Actuarial gain arising during period	$1,234.7	$877.6
Plan amendments during period	0.1	4.1
Amortization of prior service (benefit) cost included in net income	3.7	(35.6)
Amortization of net actuarial loss included in net income	414.7	100.5
Foreign currency exchange rate changes	(7.7)	0.1
Total other comprehensive income during period	$1,645.5	$946.7
We have defined contribution savings plans that cover our eligible employees worldwide. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save. Our contributions to the plans are based on employee contributions and the level of our match. Expenses under the plans totaled $147.7 million, $136.3 million, and $124.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.
We provide certain other postemployment benefits primarily related to disability benefits and accrue for the related cost over the service lives of employees. Expenses associated with these benefit plans for the years ended December 31, 2013, 2012, and 2011 were not material.
Benefit Plan Investments
Our benefit plan investment policies are set with specific consideration of return and risk requirements in relationship to the respective liabilities. U.S. and Puerto Rico plans represent 80 percent of our global investments. Given the long-term nature of our liabilities, these plans have the flexibility to manage an above-average degree of risk in the asset portfolios. At the investment-policy level, there are no specifically prohibited investments. However, within individual investment manager mandates, restrictions and limitations are contractually set to align with our investment objectives, ensure risk control, and limit concentrations.
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
The fair values of our defined benefit pension plan and retiree health plan assets as of December 31, 2013 by asset category are as follows:

		Fair Value Measurements Using
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined Benefit Pension Plans
Public equity securities:
U.S.	$400.3	$189.2	$211.1	$
International	2,483.8	1,045.8	1,438.0
Fixed income:
Developed markets	1,036.1	170.2	850.0	15.9
Emerging markets	382.6		382.6
Private alternative investments:
Hedge funds	2,902.3		1,461.9	1,440.4
Equity-like funds	1,069.9		76.4	993.5
Real estate	521.4	368.0		153.4
Other	685.3	245.2	440.1
Total	$9,481.7	$2,018.4	$4,860.1	$2,603.2
Retiree Health Benefit Plans
Public equity securities:
U.S.	$39.4	$18.3	$21.1	$
International	167.2	61.6	105.6
Fixed income:
Developed markets	54.7		53.1	1.6
Emerging markets	38.2		38.2
Private alternative investments:
Hedge funds	266.4		145.8	120.6
Equity-like funds	88.9			88.9
Cash value of trust owned insurance contract	1,136.8		1,136.8
Real estate	36.7	36.7
Other	51.3	18.0	33.3
Total	$1,879.6	$134.6	$1,533.9	$211.1
No material transfers between Level 1, Level 2, or Level 3 occurred during the year ended December 31, 2013.

The activity in the Level 3 investments during the year ended December 31, 2013 was as follows:

	Fixed Income: Developed Markets	Hedge Funds	Equity-like Funds	Real Estate	Total
Defined Benefit Pension Plans
Beginning balance at January 1, 2013	$3.7	$1,218.1	$910.5	$142.6	$2,274.9
Actual return on plan assets, including changes in foreign exchange rates:
Relating to assets still held at the reporting date	(3.0)	123.4	155.7	8.5	284.6
Relating to assets sold during the period	—	—	—	—	—
Purchases, sales, and settlements, net	3.7	98.9	(72.7)	2.3	32.2
Transfers into (out of) Level 3	11.5	—	—	—	11.5
Ending balance at December 31, 2013	$15.9	$1,440.4	$993.5	$153.4	$2,603.2
Retiree Health Benefit Plans
Beginning balance at January 1, 2013	$0.4	$99.9	$81.9		$182.2
Actual return on plan assets, including changes in foreign exchange rates:
Relating to assets still held at the reporting date	(0.3)	10.3	13.9		23.9
Relating to assets sold during the period	—	—	—		—
Purchases, sales, and settlements, net	0.4	10.4	(6.9)		3.9
Transfers into (out of) Level 3	1.1	—	—		1.1
Ending balance at December 31, 2013	$1.6	$120.6	$88.9		$211.1

The fair values of our defined benefit pension plan and retiree health plan assets as of December 31, 2012 by asset category are as follows:

		Fair Value Measurements Using
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined Benefit Pension Plans
Public equity securities:
U.S.	$457.7	$307.9	$149.8	$
International	1,905.3	673.3	1,232.0
Fixed income:
Developed markets	1,075.4	156.4	915.3	3.7
Emerging markets	402.3		402.3
Private alternative investments:
Hedge funds	2,555.5		1,337.4	1,218.1
Equity-like funds	991.2	17.4	63.3	910.5
Real estate	504.3	353.5	8.2	142.6
Other	394.9	140.1	254.8
Total	$8,286.6	$1,648.6	$4,363.1	$2,274.9
Retiree Health Benefit Plans
Public equity securities:
U.S.	$45.4	$30.4	$15.0	$
International	127.7	33.9	93.8
Fixed income:
Developed markets	59.4		59.0	0.4
Emerging markets	40.3		40.3
Private alternative investments:
Hedge funds	234.0		134.1	99.9
Equity-like funds	81.9			81.9
Cash value of trust owned insurance contract	869.1		869.1
Real estate	35.4	35.4
Other	24.8	6.2	18.6
Total	$1,518.0	$105.9	$1,229.9	$182.2
No material transfers between Level 1, Level 2, or Level 3 occurred during the year ended December 31, 2012.

The activity in the Level 3 investments during the year ended December 31, 2012 was as follows:

	Fixed Income: Developed Markets	Hedge Funds	Equity-like Funds	Real Estate	Total
Defined Benefit Pension Plans
Beginning balance at January 1, 2012	$—	$1,248.4	$870.2	$138.0	$2,256.6
Actual return on plan assets, including changes in foreign exchange rates:
Relating to assets still held at the reporting date	0.3	18.3	10.1	3.3	32.0
Relating to assets sold during the period	—	(0.2)	—	—	(0.2)
Purchases, sales, and settlements, net	2.3	(48.4)	30.2	1.3	(14.6)
Transfers into (out of) Level 3	1.1	—	—	—	1.1
Ending balance at December 31, 2012	$3.7	$1,218.1	$910.5	$142.6	$2,274.9
Retiree Health Benefit Plans
Beginning balance at January 1, 2012	$—	$105.3	$79.9		$185.2
Actual return on plan assets, including changes in foreign exchange rates:
Relating to assets still held at the reporting date	—	(0.9)	—		(0.9)
Relating to assets sold during the period	—	—	—		—
Purchases, sales, and settlements, net	0.3	(4.5)	2.0		(2.2)
Transfers into (out of) Level 3	0.1	—	—		0.1
Ending balance at December 31, 2012	$0.4	$99.9	$81.9		$182.2
Contributions to our global defined benefit pension and post-retirement health benefit plans to satisfy minimum funding requirements as well as additional discretionary funding in the aggregate are not expected to be material during 2014.
Note 16: Contingencies
We are a party to various legal actions and government investigations. The most significant of these are described below. It is not possible to determine the outcome of these matters, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for any of these matters; however, we believe that, except as specifically noted below with respect to the Alimta® patent litigation and administrative proceedings, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.
Alimta Patent Litigation and Administrative Proceedings
We are engaged in various U.S. patent litigation matters involving Alimta brought pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). Teva Parenteral Medicines, Inc. (Teva); APP Pharmaceuticals, LLC (APP); Barr Laboratories, Inc. (Barr); Pliva Hrvatska D.O.O. (Pliva); Accord Healthcare Inc. (Accord); and Apotex Inc. (Apotex) each submitted Abbreviated New Drug Applications (ANDAs) seeking approval to market generic versions of Alimta prior to the expiration of our vitamin dosage regimen patent (expiring in 2021 plus pediatric exclusivity expiring in 2022) and alleging the patent is invalid.
In October 2010, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against Teva, APP, Pliva, and Barr seeking rulings that the patent is valid and infringed. Trial in this case occurred in August 2013, and we are awaiting a decision. In January 2012 and April 2012, we filed similar lawsuits in the same court against Accord and Apotex, respectively. We filed a second lawsuit against Accord in February 2013. In September 2013, we filed a similar lawsuit in the same court against Sun Pharmaceutical Industries, Ltd. and Sun Pharma Global seeking a ruling that Lilly's patent is valid and infringed. In January 2014, we filed a similar lawsuit in the same court against Glenmark Generics Inc., USA, seeking a ruling that Lilly’s patent is valid and infringed. The Accord and Apotex cases have been consolidated and stayed by the court and the parties have agreed to be bound by the outcome of the Teva/APP litigation. In June 2013, Accord filed a petition requesting review of the patent by the U.S. Patent and Trademark Office, which was denied in October 2013. This denial is final and cannot be appealed.
Generic manufacturers have filed an opposition to the European Patent Office's decision to grant a vitamin dosage regimen patent. The Opposition Division upheld the patent and the generic manufacturers have lodged an appeal. In addition, in the UK, Actavis Group ehf and other Actavis companies have filed litigation asking for a declaratory judgment that commercialization of certain salt forms of pemetrexed (the active ingredient in Alimta) would not infringe the vitamin dosage regimen patents in the UK, Italy, France, Germany, and Spain. This case is scheduled to be heard by the trial court in April 2014. We have commenced separate infringement proceedings against certain Actavis companies in Germany. The German case is scheduled to be heard by the trial court in March 2014.
We believe our Alimta vitamin dosage patents are valid and enforceable against these generic manufacturers and we expect to prevail in these proceedings. However, it is not possible to determine the outcome of the proceedings, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. We expect a loss of exclusivity for Alimta would result in a rapid and severe decline in future revenues in the relevant market.
Byetta Product Liability Litigation
We have been named as a defendant in approximately 275 Byetta product liability lawsuits involving approximately 700 plaintiffs. Approximately 95 of these lawsuits, covering about 510 plaintiffs, are filed in California and coordinated in a Los Angeles Superior Court. Approximately 190 of these lawsuits, involving approximately 265 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer). We are aware of approximately 460 additional claimants who have not yet filed suit. The majority of these additional claims allege damages for pancreatitis. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Prozac® Product Liability Litigation
We have been named as a defendant in approximately 10 U.S. lawsuits primarily related to allegations that the antidepressant Prozac caused or contributed to birth defects in the children of women who ingested the drug during pregnancy. We are aware of approximately 370 additional claims related to birth defects, which have not yet been filed. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
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
Product Liability Insurance
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims in the future. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.

Note 17:    Other Comprehensive Income (Loss)
The following table summarizes the activity related to each component of other comprehensive income (loss):

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2011	$510.7	$128.9	$(3,175.8)	$(133.9)	$(2,670.1)

Unrealized gain (loss)		(59.4)		32.6
Net amount reclassed to net income		(54.7)		(5.8)
Net other comprehensive income (loss)	(244.8)	(114.1)	(856.4)	26.8	(1,188.5)

Balance at December 31, 2011	265.9	14.8	(4,032.2)	(107.1)	(3,858.6)

Unrealized gain (loss)		104.1		—
Net amount reclassed to net income		(46.4)		5.9
Net other comprehensive income (loss)	160.9	57.7	(163.0)	5.9	61.5

Balance at December 31, 2012	426.8	72.5	(4,195.2)	(101.2)	(3,797.1)

Other comprehensive income (loss) before reclassifications	36.2	138.9	1,387.1	(86.5)	1,475.7
Net amount reclassified from accumulated other comprehensive loss		(6.2)	319.0	5.9	318.7
Net other comprehensive income (loss)	36.2	132.7	1,706.1	(80.6)	1,794.4

Ending Balance at December 31, 2013	$463.0	$205.2	$(2,489.1)	$(181.8)	$(2,002.7)
The tax effect on the unrealized net gains (losses) on securities was an expense of $71.6 million in 2013, an expense of $30.8 million in 2012, and a benefit of $64.4 million in 2011. The tax effect related to our defined benefit pension and retiree health benefit plans (Note 15) was an expense of $886.1 million in 2013, an expense of $34.4 million in 2012, and a benefit of $383.8 million in 2011. The tax effect on the effective portion of cash flow hedges was a benefit of $43.2 million for the year ended December 31, 2013, and was not significant for the years ended December 31, 2012 and 2011. Income taxes were not provided for foreign currency translation.
Generally, the assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in shareholders' equity rather than in income.

	Reclassifications Out of Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Year Ended	Affected Line Item in the Consolidated Statements of Operations
	December 31, 2013
Amortization of defined benefit items:
Prior service benefits, net	$(31.9)	(1)
Actuarial losses	515.2	(1)
Total before tax	483.3
Tax benefit	(164.3)
Net of tax	319.0

Other, net of tax	(0.3)	Other—net, (income) expense
Total reclassifications for the period (net of tax)	$318.7

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 15).
Note 18:    Other–Net, (Income) Expense:
Other–net, (income) expense consisted of the following:

	2013	2012	2011
Income related to termination of the exenatide collaboration with Amylin (Note 4)	$(495.4)	$(787.8)	$—
Interest expense	160.1	177.8	186.0
Interest income	(119.7)	(105.0)	(79.9)
Other (income) expense	(63.9)	41.0	72.9
Other–net, (income) expense	$(518.9)	$(674.0)	$179.0
For the years ended December 31, 2013 and 2012, other–net, (income) expense primarily consists of income associated with the termination of the exenatide collaboration with Amylin, including income recognized from the transfer to Amylin of exenatide commercial rights in all markets outside the U.S. in 2013 and income recognized from the early payment of the exenatide revenue-sharing obligation by Amylin in 2012. See Note 4 for additional information. For the year ended December 31, 2011, other–net, (income) expense primarily consists of the impairment on acquired IPR&D assets related to liprotamase and Amyvid (Note 8) partially offset by gains on the disposal of investment securities.

Note 19:    Segment Information
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
Our human pharmaceutical products segment includes the discovery, development, manufacturing, marketing, and sales of human pharmaceutical products worldwide in the following therapeutic areas: endocrinology, neuroscience, oncology, cardiovascular, and other. Our endocrinology products consist primarily of Humalog®, Humulin®, Forteo®, Evista®, Humatrope®, Trajenta, and Axiron®. Neuroscience products include Cymbalta®, Zyprexa®, Strattera®, and Prozac. Cymbalta, which had U.S. sales of $3.96 billion in 2013, lost patent exclusivity in the U.S. in December 2013, resulting in the immediate entry of several generic competitors. Oncology products consist primarily of Alimta, Erbitux, and Gemzar®. Cardiovascular products consist primarily of Cialis®, Effient, and ReoPro®. The other pharmaceuticals category includes anti-infectives, primarily Vancocin® and Ceclor™, and other miscellaneous pharmaceutical products and services.
Our animal health segment, operating through our Elanco animal health division, includes the development, manufacturing, marketing, and sales of animal health products worldwide for both food and companion animals. Animal health products include Rumensin®, Posilac®, Tylan®, Paylean®, Optaflexx® and other products for livestock and poultry, as well as Trifexis®, Comfortis®, and other products for companion animals.
Most of our pharmaceutical products are distributed through wholesalers that serve pharmacies, physicians and other health care professionals, and hospitals. For the years ended December 31, 2013, 2012, and 2011, our three largest wholesalers each accounted for between 10 percent and 19 percent of consolidated total revenue. Further, they each accounted for between 9 percent and 18 percent of accounts receivable as of December 31, 2013 and 2012. Animal health products are sold primarily to wholesale distributors.
We manage our assets on a total company basis, not by operating segment, as the assets of the animal health business are largely intermixed with those of the pharmaceutical products business. Therefore, our chief operating decision maker does not review any asset information by operating segment and, accordingly, we do not report asset information by operating segment.
We are exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates.

	2013	2012	2011
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:
Endocrinology	$7,304.4	$6,810.9	$6,806.7
Neuroscience	7,216.2	7,575.1	9,723.8
Oncology	3,268.5	3,281.6	3,322.2
Cardiovascular	2,923.2	2,632.5	2,486.4
Other pharmaceuticals	249.3	266.8	268.8
Total human pharmaceutical products	20,961.6	20,566.9	22,607.9
Animal health	2,151.5	2,036.5	1,678.6
Total segment revenue	$23,113.1	$22,603.4	$24,286.5

Segment profits(1):
Human pharmaceutical products	$5,015.0	$4,393.4	$5,837.9
Animal health	556.6	508.1	301.0
Total segment profits	$5,571.6	$4,901.5	$6,138.9

Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$5,571.6	$4,901.5	$6,138.9
Other profits (losses):
Income related to termination of the exenatide collaboration with Amylin (Note 4)	495.4	787.8	—
Acquired in-process research and development (Notes 3 and 4)	(57.1)	—	(388.0)
Asset impairment, restructuring, and other special charges (Note 5)	(120.6)	(281.1)	(401.4)
Total consolidated income before taxes	$5,889.3	$5,408.2	$5,349.5

[1]
Human pharmaceutical products segment profit includes total depreciation and amortization expense of $1.35 billion, $1.37 billion, and $1.30 billion for the years ended December 31, 2013, 2012, and 2011, respectively. Animal health segment profit includes total depreciation and amortization expense of $99.4 million, $91.1 million, and $78.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

For internal management reporting presented to the chief operating decision maker, certain costs are fully allocated to our human pharmaceutical products segment and therefore are not reflected in the animal health segment's profit. Such items include costs associated with treasury-related financing, global administrative services, certain acquisition-related transaction costs, and manufacturing variances.

	2013	2012	2011
Geographic Information
Revenue—to unaffiliated customers(1):
United States	$12,889.7	$12,313.1	$12,977.2
Europe	4,338.4	4,259.7	5,290.9
Japan	2,063.8	2,246.2	2,104.1
Other foreign countries	3,821.2	3,784.4	3,914.3
Revenue	$23,113.1	$22,603.4	$24,286.5

Long-lived assets(2):
United States	$4,649.6	$5,064.7	$5,485.3
Europe	2,469.7	2,281.1	2,220.2
Japan	81.1	101.5	102.9
Other foreign countries	1,540.9	1,543.2	1,564.0
Long-lived assets	$8,741.3	$8,990.5	$9,372.4

[1]	Revenue is attributed to the countries based on the location of the customer.

[2]	Long-lived assets consist of property and equipment and certain sundry assets.

Note 20: Selected Quarterly Data (unaudited)

2013	Fourth	Third	Second	First
Revenue	$5,808.8	$5,772.6	$5,929.7	$5,602.0
Cost of sales	1,386.5	1,198.1	1,165.2	1,158.3
Operating expenses(1)	3,429.0	3,029.8	3,198.0	3,000.1
Acquired IPR&D	57.1	—	—	—
Asset impairment, restructuring, and other special charges	35.4	—	63.5	21.7
Other—net, (income) expense	(9.1)	31.3	(11.9)	(529.2)
Income before income taxes	909.9	1,513.4	1,514.9	1,951.1
Net income	727.5	1,203.1	1,206.2	1,548.0
Earnings per share—basic	0.68	1.11	1.12	1.42
Earnings per share—diluted	0.67	1.11	1.11	1.42
Dividends paid per share	0.49	0.49	0.49	0.49
Common stock closing prices:
High	51.34	54.96	58.33	56.79
Low	47.65	49.92	49.06	49.51

2012	Fourth	Third	Second	First
Revenue	$5,957.3	$5,443.3	$5,600.7	$5,602.0
Cost of sales	1,248.3	1,203.6	1,146.7	1,197.9
Operating expenses(1)	3,440.6	3,100.2	3,251.8	2,999.0
Asset impairment, restructuring, and other special charges	204.0	53.3	—	23.8
Other—net, (income) expense	52.0	(788.5)	16.5	46.0
Income before income taxes	1,012.4	1,874.7	1,185.7	1,335.3
Net income	827.2	1,326.6	923.6	1,011.1
Earnings per share—basic	0.75	1.18	0.83	0.91
Earnings per share—diluted	0.74	1.18	0.83	0.91
Dividends paid per share	0.49	0.49	0.49	0.49
Common stock closing prices:
High	53.81	47.64	42.91	41.80
Low	45.91	41.98	39.18	38.49
1 Includes research and development, marketing, selling, and administrative expenses
Our common stock is listed on the New York Stock Exchange, NYSE Euronext, and SIX Swiss Exchange.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, we concluded that our internal control over financial reporting was effective as of December 31, 2013. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The internal control over financial reporting has been assessed by Ernst & Young LLP as of December 31, 2013. Their responsibility is to evaluate whether internal control over financial reporting was designed and operating effectively.

John C. Lechleiter, Ph.D.	Derica W. Rice
Chairman, President, and Chief Executive Officer	Executive Vice President, Global Services and Chief Financial Officer
February 19, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Eli Lilly and Company
We have audited the accompanying consolidated balance sheets of Eli Lilly and Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eli Lilly and Company and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eli Lilly and Company and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

Indianapolis, Indiana
February 19, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Eli Lilly and Company
We have audited Eli Lilly and Company and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Eli Lilly and Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Eli Lilly and Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Eli Lilly and Company and subsidiaries and our report dated February 19, 2014 expressed an unqualified opinion thereon.

Indianapolis, Indiana
February 19, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-K) is recorded, processed, summarized, and reported on a timely basis.
Our management, with the participation of John C. Lechleiter, Ph.D., chairman, president, and chief executive officer, and Derica W. Rice, executive vice president, global services and chief financial officer, evaluated our disclosure controls and procedures as of December 31, 2013, and concluded that they are effective.
Internal Control over Financial Reporting
Dr. Lechleiter and Mr. Rice provided a report on behalf of management on our internal control over financial reporting, in which management concluded that the company’s internal control over financial reporting is effective at December 31, 2013. In addition, Ernst & Young LLP as of December 31, 2013, the company’s independent registered public accounting firm, provided an attestation report on the company’s internal control over financial reporting. You can find the full text of management’s report and Ernst & Young’s attestation report in Item 8, and both reports are incorporated by reference in this Item.
Changes in Internal Controls
During the fourth quarter of 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance
Directors and Executive Officers
Information relating to our Board of Directors is found in our Proxy Statement to be dated on or about March 24, 2014 (the Proxy Statement) under “Board of Directors” and is incorporated in this report by reference.
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

Both documents are online on our website at http://www.lilly.com/about/business-practices/ethics-compliance/Pages/ethics-compliance.aspx. In the event of any amendments to, or waivers from, a provision of the code affecting the chief executive officer, chief financial officer, chief accounting officer, controller, or persons performing similar functions, we intend to post on the above website within four business days after the event a description of the amendment or waiver as required under applicable SEC rules. We will maintain that information on our website for at least 12 months. Paper copies of these documents are available free of charge upon request to the company’s secretary at the address on the front of this Form 10-K.
Corporate Governance
In our proxy statements, we describe the procedures by which shareholders can recommend nominees to our board of directors. There have been no changes in those procedures since they were last published in our proxy statement of March 25, 2013.
The board has appointed an audit committee consisting entirely of independent directors in accordance with applicable SEC and New York Stock Exchange rules for audit committees. The members of the committee are Michael L. Eskew (chair), Katherine Baicker, Douglas R. Oberhelman, Kathi P. Seifert, and Jackson P. Tai. The board has determined that Messrs. Eskew, Oberhelman, and Tai are audit committee financial experts as defined in the SEC rules.

Item 11.	Executive Compensation
Information on director compensation, executive compensation, and compensation committee matters can be found in the Proxy Statement under “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” "Compensation Discussion and Analysis," and “Executive Compensation.” That information is incorporated in this report by reference.

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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2013, regarding our compensation plans under which shares of Lilly common stock have been authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	16,140,276	$66.66	100,019,241
Equity compensation plan not approved by security holders	—	—	—
Total	16,140,276	66.66	100,019,241

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
Information relating to two related person transactions and the board’s policies and procedures for approval of related person transactions can be found in the Proxy Statement under “Highlights of the Company’s Corporate Governance—Conflicts of Interest and Transactions with Related Persons.” That information is incorporated in this report by reference.
Director Independence
Information relating to director independence can be found in the Proxy Statement under “Director Independence” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
Information related to the fees and services of our principal independent accountants, Ernst & Young LLP, can be found in the Proxy Statement under “Item 2. Proposal to Ratify the Appointment of Principal Independent Auditor—Services Performed by the Independent Auditor” and “Independent Auditor Fees.” That information is incorporated in this report by reference.

Item 15.	Exhibits and Financial Statement Schedules
(a)1.    Financial Statements
The following consolidated financial statements of the company and its subsidiaries are found at Item 8:

•	Consolidated Statements of Operations—Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Comprehensive Income—Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Balance Sheets—December 31, 2013 and 2012

•	Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2013, 2012, and 2011

•	Notes to Consolidated Financial Statements
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

(a)3.    Exhibits

3.1	Amended Articles of Incorporation

3.2	By-laws, as amended

4.1	Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Deutsche Bank Trust Company Americas, as successor trustee to Citibank, N.A., Trustee

4.2	Agreement dated September 13, 2007 appointing Deutsche Bank Trust Company Americas as Successor Trustee under the Indenture listed above

10.1	2002 Lilly Stock Plan, as amended[1]

10.2	Form of two-year Performance Award under the 2002 Lilly Stock Plan[1]

10.3	Form of Shareholder Value Award under the 2002 Lilly Stock Plan[1]

10.4	Form of Restricted Stock Unit under the 2002 Lilly Stock Plan[1]

10.5	The Lilly Deferred Compensation Plan, as amended[1]

10.6	The Lilly Directors’ Deferral Plan, as amended[1]

10.7	The Eli Lilly and Company Bonus Plan, as amended[1]

10.8	The Eli Lilly and Company Executive Officer Incentive Plan[1]

10.9	2007 Change in Control Severance Pay Plan for Select Employees, as amended effective October 18, 2012[1]

10.10	Guilty Plea Agreement in The United States District Court for the Eastern District of Pennsylvania, United States of America v. Eli Lilly and Company

10.11
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

10.12	Corporate Integrity Agreement between the company and the Office of Inspector General of the Department of Health and Human Services

12	Statement re: Computation of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of John C. Lechleiter, Ph.D., Chairman of the Board, President, and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Derica W. Rice, Executive Vice President, Global Services and Chief Financial Officer

32	Section 1350 Certification

101	Interactive Data File

[1]	Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Eli Lilly and Company

By	/s/ John C. Lechleiter
John C. Lechleiter, Ph.D.
Chairman of the Board, President, and Chief Executive Officer
February 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2014 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ John C. Lechleiter, Ph.D.	Chairman of the Board, President, and Chief Executive Officer, and a Director (principal executive officer)
JOHN C. LECHLEITER, Ph.D.

/s/ Derica W. Rice	Executive Vice President, Global Services and Chief Financial Officer (principal financial officer)
DERICA W. RICE

/s/ Donald A. Zakrowski	Vice President, Finance and Chief Accounting Officer (principal accounting officer)
DONALD A. ZAKROWSKI

/s/ Ralph Alvarez	Director
RALPH ALVAREZ

/s/ Katherine Baicker, Ph.D.	Director
KATHERINE BAICKER, Ph.D.

/s/ Sir Winfried Bischoff	Director
SIR WINFRIED BISCHOFF

/s/ Michael L. Eskew	Director
MICHAEL L. ESKEW

/s/ J. Erik Fyrwald	Director
J. ERIK FYRWALD

/s/ Alfred G. Gilman, M.D., Ph.D.	Director
ALFRED G. GILMAN, M.D., Ph.D.

/s/ R. David Hoover	Director
R. DAVID HOOVER

/s/ Karen N. Horn, Ph.D.	Director
KAREN N. HORN, Ph.D.

/s/ William G. Kaelin, Jr., M.D.	Director
WILLIAM G. KAELIN, JR., M.D.

/s/ Ellen R. Marram	Director
ELLEN R. MARRAM

/s/ Douglas R. Oberhelman	Director
DOUGLAS R. OBERHELMAN

/s/ Franklyn G. Prendergast, M.D., Ph.D.	Director
FRANKLYN G. PRENDERGAST, M.D., Ph.D.

/s/ Marschall S. Runge, M.D., Ph.D.	Director
MARSCHALL S. RUNGE, M.D., Ph.D.

/s/ Kathi P. Seifert	Director
KATHI P. SEIFERT

/s/ Jackson P. Tai	Director
JACKSON P. TAI

Trademarks Used In This Report
Trademarks or service marks owned by Eli Lilly and Company or its subsidiaries or affiliates, when first used in this report, appear with an initial capital and are followed by the symbol ® or ™, as applicable. In subsequent uses of the marks in the report, the symbols may be omitted.
Actos® is a trademark of Takeda Pharmaceutical Company Limited
Bydureon® and Byetta® are trademarks of Amylin Pharmaceuticals, Inc.
Darvon® is a trademark of Xanodyne Pharmaceuticals, Inc.
Jentadueto®, Tradjenta®, Trazenta™, and Trajenta® are trademarks of Boehringer Ingelheim GmbH.
Vancocin® is a trademark of ViroPharma Incorporated.
Xigris™ is a trademark of Biocritica, Inc.

Index to Exhibits
The following documents are filed as part of this report:

Exhibit		Location

3.1	Amended Articles of Incorporation	Attached

3.2	By-laws, as amended	Incorporated by reference to Exhibit 99 to the Company’s Report on Form 8-K filed February 27, 2012

4.1	Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Deutsche Bank Trust Company Americas, as successor trustee to Citibank, N.A., Trustee	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-186979

4.2	Agreement dated September 13, 2007 appointing Deutsche Bank Trust Company Americas as Successor Trustee under the Indenture listed above	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-K for the year ended December 31, 2008

10.1	2002 Lilly Stock Plan, as amended	Incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2012

10.2	Form of two-year Performance Award under the 2002 Lilly Stock Plan	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the year ended December 31, 2009

10.3	Form of Shareholder Value Award under the 2002 Lilly Stock Plan	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the year ended December 31, 2009

10.4	Form of Restricted Stock Unit under the 2002 Lilly Stock Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-K for the year ended December 31, 2009

10.5	The Lilly Deferred Compensation Plan, as amended	Attached

10.6	The Lilly Directors’ Deferral Plan, as amended	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2009

10.7	The Eli Lilly and Company Bonus Plan, as amended	Attached

10.8	The Eli Lilly and Company Executive Officer Incentive Plan	Incorporated by reference to Appendix B to the Company’s proxy statement on Schedule 14A filed March 7, 2011

10.9	2007 Change in Control Severance Pay Plan for Select Employees, as amended effective October 18, 2012	Incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2010

10.10	Guilty Plea Agreement in The United States District Court for the Eastern District of Pennsylvania, United States of America v. Eli Lilly and Company	Incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-K for the year ended December 31, 2008

Exhibit		Location

10.11
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
Incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 2008

10.12	Corporate Integrity Agreement between the company and the Office of Inspector General of the Department of Health and Human Services	Incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the year ended December 31, 2008

12	Statement re: Computation of Ratio of Earnings to Fixed Charges	Attached

21	List of Subsidiaries	Attached

23	Consent of Registered Independent Public Accounting Firm	Attached

31.1	Rule 13a-14(a) Certification of John C. Lechleiter, Ph.D., Chairman of the Board, President, and Chief Executive Officer	Attached

31.2	Rule 13a-14(a) Certification of Derica W. Rice, Executive Vice President, Global Services and Chief Financial Officer	Attached

32	Section 1350 Certification	Attached

101	Interactive Data File	Attached