Form 10-Q
period 2014-03-31
LILLY ELI & CO
filed 2014-04-28
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED MARCH 31, 2014
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
Yes ☒ No ☐
The number of shares of common stock outstanding as of April 21, 2014:

Class	Number of Shares Outstanding
Common	1,119,451,042

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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2013, particularly under the captions “Forward-Looking Statements” and “Risk Factors.”
All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report.

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$4,683.1	$5,602.0
Cost of sales	1,222.7	1,158.3
Research and development	1,109.3	1,348.1
Marketing, selling, and administrative	1,484.9	1,652.0
Asset impairment, restructuring, and other special charges (Note 5)	31.4	21.7
Other–net, (income) expense (Note 13)	(56.0)	(529.2)
	3,792.3	3,650.9
Income before income taxes	890.8	1,951.1
Income taxes (Note 9)	162.9	403.1
Net income	$727.9	$1,548.0

Basic earnings per share:
Weighted-average number of common shares outstanding, including incremental shares	1,072.7	1,087.9
Basic earnings per share	$0.68	$1.42
Diluted earnings per share:
Weighted-average number of common shares outstanding, including incremental shares and stock options	1,075.8	1,091.9
Diluted earnings per share	$0.68	$1.42

Dividends paid per share	$0.49	$0.49
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended
	March 31,
	2014	2013
Net income	$727.9	$1,548.0
Other comprehensive income (loss), net of tax (Note 12)	45.4	(217.3)
Comprehensive income	$773.3	$1,330.7
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	March 31, 2014	December 31, 2013
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$3,888.0	$3,830.2
Short-term investments (Note 6)	1,324.4	1,567.1
Accounts receivable, net of allowances for doubtful accounts of $61.8 (2014) and $62.2 (2013)	3,002.9	3,434.4
Other receivables	743.2	588.4
Inventories	2,969.0	2,928.8
Prepaid expenses and other	1,111.8	755.8
Total current assets	13,039.3	13,104.7
Other Assets
Investments (Note 6)	7,204.8	7,624.9
Goodwill and other intangibles, net (Notes 3 and 4)	4,203.1	4,331.1
Sundry	2,339.0	2,212.5
Total other assets	13,746.9	14,168.5
Property and Equipment
Land, buildings, equipment, and construction in progress	15,779.6	15,646.7
Accumulated depreciation	(7,808.9)	(7,671.2)
Property and equipment, net	7,970.7	7,975.5
Total assets	$34,756.9	$35,248.7
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$9.1	$1,012.6
Accounts payable	1,149.9	1,119.3
Employee compensation	554.8	943.9
Sales rebates and discounts	1,724.2	1,941.7
Dividends payable	—	523.5
Income taxes payable	102.5	254.4
Deferred income taxes	760.4	792.8
Other current liabilities	2,330.8	2,328.4
Total current liabilities	6,631.7	8,916.6
Other Liabilities
Long-term debt	5,255.3	4,200.3
Accrued retirement benefits (Note 10)	1,553.1	1,549.4
Long-term income taxes payable	906.6	1,078.7
Other noncurrent liabilities	2,061.5	1,863.0
Total other liabilities	9,776.5	8,691.4
Commitments and Contingencies (Note 11)
Eli Lilly and Company Shareholders’ Equity (Notes 7 and 8)
Common stock	700.1	698.5
Additional paid-in capital	5,034.6	5,050.0
Retained earnings	17,665.3	16,992.4
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 12)	(1,957.3)	(2,002.7)
Cost of common stock in treasury	(91.4)	(93.6)
Total Eli Lilly and Company shareholders’ equity	18,338.1	17,631.4
Noncontrolling interests	10.6	9.3
Total equity	18,348.7	17,640.7
Total liabilities and equity	$34,756.9	$35,248.7
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$727.9	$1,548.0
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	348.8	381.5
Change in deferred income taxes	93.5	(51.0)
Stock-based compensation expense	38.3	35.2
Income related to termination of the exenatide collaboration (Note 4)	—	(495.4)
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(941.3)	(1,048.1)
Other operating activities, net	5.1	9.2
Net Cash Provided by Operating Activities	272.3	379.4
Cash Flows from Investing Activities
Net purchases of property and equipment	(202.0)	(157.9)
Proceeds from sales and maturities of short-term investments	1,166.9	1,607.5
Purchases of short-term investments	(402.8)	(313.1)
Proceeds from sales and maturities of noncurrent investments	2,633.4	2,098.4
Purchases of noncurrent investments	(2,770.2)	(1,861.4)
Purchase of product rights	(25.0)	—
Other investing activities, net	(11.9)	(18.4)
Net Cash Provided by Investing Activities	388.4	1,355.1
Cash Flows from Financing Activities
Dividends paid	(524.1)	(531.1)
Proceeds from issuance of long-term debt	992.9	—
Repayment of long-term debt	(1,002.0)	(0.9)
Purchases of common stock	(55.0)	(1,198.1)
Other financing activities, net	(6.9)	—
Net Cash Used for Financing Activities	(595.1)	(1,730.1)
Effect of exchange rate changes on cash and cash equivalents	(7.8)	(86.6)

Net increase (decrease) in cash and cash equivalents	57.8	(82.2)
Cash and cash equivalents at January 1	3,830.2	4,018.8
Cash and Cash Equivalents at March 31	$3,888.0	$3,936.6
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. We issued our financial statements by filing with the SEC and have evaluated subsequent events up to the time of the filing.
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
Note 2: Implementation of New Financial Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued a clarification regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, the liability related to an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of the new standard are effective on a prospective basis beginning in 2014 for annual and interim reporting periods. Adoption of this standard in the first quarter of 2014 resulted in an immaterial impact to our consolidated condensed balance sheet as of March 31, 2014 and did not affect our consolidated condensed statements of operations.
Note 3: Acquisitions
In February 2014, we entered into an agreement to acquire Lohmann SE (Lohmann Animal Health), a privately-held company headquartered in Cuxhaven, Germany. Lohmann Animal Health is a global leader in poultry vaccines and also markets a range of feed additives. Under the terms of the agreement, we will acquire all assets of Lohmann SE and its subsidiary, Lohmann Animal Health, for approximately 440 million euro. As part of this transaction, we will acquire the rights to a range of vaccines and feed additives, commercial capabilities, and manufacturing sites in Germany and the United States. The transaction is expected to close in the second quarter of 2014, contingent upon clearance from regulatory authorities and other customary closing conditions.
On April 22, 2014, we announced an agreement to acquire Novartis Animal Health. See Note 15 for additional details.
Note 4: Collaborations and Other Arrangements
We often enter into collaborative and other similar arrangements to develop and commercialize drug candidates. Collaborative activities may include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These arrangements often require milestone and royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the third party. Revenues related to products we sell pursuant to these arrangements are included in net product sales, while other sources of revenue (e.g., royalties and profit-share payments) are included in collaboration and other revenue. For the three months ended March 31, 2014 and 2013, we recognized collaboration and other revenue of $181.2 million and $153.5 million, respectively. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item, net of any payments made to or reimbursements received from our collaboration partners. Each collaboration is unique in nature, and our more significant arrangements are discussed below.
Diabetes Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of diabetes compounds. Currently, the compounds included in the collaboration are Boehringer Ingelheim’s two oral diabetes agents, linagliptin and empagliflozin, and our new insulin glargine product. The agreement also provided Boehringer Ingelheim with the ability to opt in to the Phase III development and potential commercialization of our anti-TGF-beta monoclonal antibody. However, we made the decision in April 2014 to discontinue our development of the anti-TGF-beta monoclonal antibody, which had been in Phase II clinical testing.
Linagliptin was approved in 2011 and launched in the U.S. (trade name Tradjenta®), Japan (trade name Trazenta™), certain countries in Europe (trade name Trajenta®), and other countries. Currently, empagliflozin and the new insulin glargine product have been submitted to regulatory authorities in the U.S., Europe, and Japan. During the first quarter of 2014, the U.S. Food and Drug Administration (FDA) issued a complete response letter for our New Drug Application (NDA) of empagliflozin in the United States. The FDA referenced previously observed deficiencies at a Boehringer Ingelheim facility where empagliflozin will be manufactured and stated these deficiencies need to be resolved before the approval of the application. We and Boehringer Ingelheim are committed to submitting a response to the complete response letter as soon as possible.
In connection with the approval of linagliptin in the U.S., Japan, and Europe, we paid $478.7 million in success-based regulatory milestones, all of which were capitalized as intangible assets and are being amortized to cost of sales. We incurred milestone-related expenses of $97.2 million in connection with regulatory submissions for empagliflozin in the U.S., Europe, and Japan during 2013. These regulatory submission milestones were recorded as research and development expenses. We may also pay up to 225.0 million euro in additional success-based regulatory milestones for empagliflozin.
During 2013, we earned $50.0 million in milestones for the regulatory submissions of our new insulin glargine product in the U.S., Europe, and Japan. These submission milestones were recorded as income in other–net, (income) expense. In the future, we will be eligible to receive up to $250.0 million in success-based regulatory milestones on our new insulin glargine product.
The companies share ongoing development costs equally. The companies also share in the commercialization costs and gross margin for any product resulting from the collaboration that receives regulatory approval. We record our portion of the gross margin as collaboration and other revenue, and we record our portion of the commercialization costs as marketing, selling, and administrative expense. Each company will also be entitled to potential performance payments on sales of the molecules they contribute to the collaboration. Our revenue related to Trajenta was $76.9 million and $42.6 million for the quarters ended March 31, 2014 and 2013, respectively.
Effient®
We are in a collaborative arrangement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) to develop, market, and promote Effient. We and Daiichi Sankyo co-promote Effient in certain territories (including the U.S. and five major European markets), while we have exclusive marketing rights in certain other territories. Daiichi Sankyo has exclusive marketing rights in Japan and certain other territories. The parties share approximately 50/50 in the profits, as well as in the costs of development and marketing in the co-promotion territories. A third party manufactures bulk product, and we produce the finished product for our exclusive and co-promotion territories. We record product sales in our exclusive and co-promotion territories. In our exclusive territories, we pay Daiichi Sankyo a royalty specific to these territories. Profit-share payments made to Daiichi Sankyo are recorded as marketing, selling, and administrative expenses. All royalties paid to Daiichi Sankyo and the third-party manufacturer are recorded in cost of sales. Effient sales were $119.3 million and $115.9 million for the quarters ended March 31, 2014 and 2013, respectively.
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

The following table summarizes our revenue recognized with respect to Erbitux:

	Three Months Ended
	March 31,
	2014	2013
Net product sales	$13.2	$25.3
Collaboration and other revenue	77.7	69.6
Total revenue	$90.9	$94.9
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
Merck KGaA
A development and license agreement grants Merck exclusive rights to market Erbitux outside of the U.S. and Canada, and expires in December 2018. A separate agreement grants co-exclusive rights among Merck, BMS, and us in Japan and expires in 2032.
Merck manufactures Erbitux for supply in its territory as well as for Japan. We receive a royalty on the sales of Erbitux outside of the U.S. and Canada, which is included in collaboration and other revenue as earned. Royalty expense paid to third parties, net of any royalty reimbursements received, is recorded as a reduction of collaboration and other revenue.
Exenatide
In November 2011, we agreed with Amylin Pharmaceuticals, Inc. (Amylin) to terminate our collaborative arrangement for the joint development, marketing, and selling of Byetta® (exenatide injection) and other forms of exenatide such as Bydureon® (exenatide extended-release for injectable suspension). Under the terms of the termination agreement, Amylin made a one-time, upfront payment to us of $250.0 million. Amylin also agreed to make future revenue-sharing payments to us in an amount equal to 15.0 percent of its global net sales of exenatide products until Amylin made aggregate payments to us of $1.20 billion plus interest, which would accrue at 9.5 percent. Upon completion of the acquisition of Amylin by Bristol-Myers Squibb Company in August 2012, Amylin's obligation of $1.26 billion, including accrued interest, was paid in full, with $1.21 billion representing a prepayment of the obligation. We would also receive a $150.0 million milestone payment contingent upon FDA approval of a once-monthly suspension version of exenatide.
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
Payments received from Amylin were allocated 65 percent to the U.S., which was treated as a contract termination, and 35 percent to the business outside the U.S., which was treated as the disposition of a business. The allocation was based upon relative fair values. The revenue-sharing income allocated to the U.S. was recognized as collaboration and other revenue, consistent with our policy for royalty revenue, while the income related to the prepayment of Amylin's obligation allocated to the U.S. was recognized in other–net, (income) expense. All income allocated to the business outside the U.S. that was transferred during the first quarter of 2013 was recognized as a gain on the disposition of a business in other–net, (income) expense, net of the goodwill allocated to the business transferred.
Under the terms of our prior arrangement, we reported as net product sales 100 percent of sales outside the U.S. and our sales of Byetta pen delivery devices to Amylin. We paid Amylin a percentage of the gross margin of exenatide sales outside of the U.S., and these costs were recorded in cost of sales. This arrangement for the commercial operations outside the U.S. continued until those rights were transferred to Amylin during the first quarter of 2013.
In accordance with the prior arrangement and pursuant to Amylin’s request, we loaned Amylin $165.0 million in the second quarter of 2011. This loan and related accrued interest were paid in full in August 2012.
The following table summarizes the revenue and other income recognized with respect to exenatide:

	Three Months Ended
	March 31,
	2014	2013
Net product sales	$7.6	$64.1
Income related to termination of the exenatide collaboration with Amylin (1)	—	495.4
1 Presented in other-net, (income) expense
Solanezumab
We have an agreement with an affiliate of TPG-Axon Capital (TPG) whereby TPG funded a portion of the Phase III development of solanezumab. Under the agreement, TPG’s obligation to fund solanezumab costs was not material and ended in the first half of 2011. In exchange for their funding, TPG may receive success-based sales milestones totaling approximately $70 million and mid-single digit royalties contingent upon the successful development of solanezumab. The royalties would be paid for approximately 10 years after launch of a product.
Baricitinib
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte) which provides us the development and commercialization rights to its Janus tyrosine kinase (JAK) inhibitor compound, now known as baricitinib, and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent if the product is successfully commercialized. The agreement provides Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. In 2010, Incyte exercised its option to co-develop baricitinib in rheumatoid arthritis. The agreement also provides Incyte with an option to co-promote in the U.S. and calls for payments associated with certain development, success-based regulatory, and sales-based milestones. Upon initiation of Phase III trials for the treatment of rheumatoid arthritis in the fourth quarter of 2012, we incurred a milestone-related expense of $50.0 million which was recorded as research and development expense. As of March 31, 2014, Incyte is eligible to receive up to $415.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones as well as an additional $150.0 million of potential sales-based milestones.
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

Summary of Collaboration-Related Commission and Profit-Share Payments
The aggregate amount of commission and profit-share payments included in marketing, selling, and administrative expense pursuant to the collaborations described above was $48.0 million and $45.2 million for the quarters ended March 31, 2014 and 2013, respectively.
Amortization of Intangible Assets
We record, as finite-lived intangible assets, the cost of milestone payments associated with products approved for marketing, as well as the cost of rights to assets approved for marketing that were acquired in business combinations. We also record finite-lived intangible assets for the cost of licensed platform technologies that have alternative future uses in research and development; manufacturing technologies; and customer relationships from business combinations. Amortization expense related to these finite-lived intangibles was $131.9 million and $146.1 million for the quarters ended March 31, 2014 and 2013, respectively.
Note 5: Asset Impairment, Restructuring, and Other Special Charges
We recognized asset impairment, restructuring, and other special charges of $31.4 million and $21.7 million during the three months ended March 31, 2014 and 2013, respectively. The charges for both quarters related primarily to costs for actions taken to reduce our cost structure.
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
Accounting Policy for Risk-Management Instruments
Our derivative activities are initiated within the guidelines of documented corporate risk-management policies and do not create additional risk because gains and losses on derivative contracts offset losses and gains on the assets, liabilities, and transactions being hedged. As derivative contracts are initiated, we designate each instrument as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.
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
We may enter into foreign currency forward contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2014, we had outstanding foreign currency forward commitments to purchase 290.4 million U.S. dollars and sell 209.9 million euro, commitments to purchase 422.7 million euro and sell 585.8 million U.S. dollars, commitments to purchase 269.2 million U.S. dollars and sell 27.47 billion Japanese yen, and commitments to purchase 100.6 million British pounds and sell 120.2 million euro, which will all settle within 30 days.

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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. At March 31, 2014, substantially all of our total debt is at a fixed rate. We have converted approximately 50 percent of our fixed-rate debt to floating rates through the use of interest rate swaps.
We may enter into forward contracts and designate them as cash flow hedges to limit the potential volatility of earnings and cash flow associated with forecasted sales of available-for-sale securities.
We may enter into forward-starting interest rate swaps as part of any anticipated future debt issuance in order to reduce the risk of cash flow volatility from future changes in interest rates. Upon completion of a debt issuance and termination of the swap, the change in fair value of these instruments is recorded as part of other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.
The Effect of Risk-Management Instruments on the Consolidated Condensed Statement of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended
	March 31,
	2014	2013
Fair value hedges:
Effect from hedged fixed-rate debt	$51.8	$(69.0)
Effect from interest rate contracts	(51.8)	69.0
Cash flow hedges:
Effective portion of losses on equity contracts reclassified from accumulated other comprehensive loss(1)	39.5	—
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	2.2	2.2
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	(0.3)	0.1
1 Realized gains on the sale of the underlying equity securities recognized in other–net, (income) expense for the three months ended March 31, 2014 were $69.0 million.
The effective portion of net gains on equity contracts in designated cash flow hedging relationships recorded in other comprehensive income (loss) was $85.9 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. During the next nine months, we expect to sell the underlying equity securities in designated cash flow hedging relationships that were outstanding at March 31, 2014, and will reclassify to earnings the accumulated other comprehensive loss related to the cash flow hedges and the unrealized gains on the underlying equity securities. The unrealized gains are in excess of the losses on the cash flow hedges.
During the next 12 months, we expect to reclassify from accumulated other comprehensive loss to earnings $9.0 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on our floating rate debt.
During the three months ended March 31, 2014 and 2013, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at March 31, 2014 and December 31, 2013 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
Description	Carrying Amount	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2014
Cash and cash equivalents	$3,888.0	$3,888.0	$3,668.2	$219.8	$	$3,888.0

Short-term investments:
Government-related debt securities:
U.S. government and agencies	$151.1	$151.0	$151.1	$	$	$151.1
Foreign and other	106.8	106.8		106.8		106.8
Corporate debt securities	841.8	838.9		841.8		841.8
Other securities	2.5	2.5		2.5		2.5
Marketable equity	222.2	56.3	222.2			222.2
Short-term investments	$1,324.4	$1,155.5

Noncurrent investments:
Government-related debt securities:
U.S. government and agencies	$854.0	$860.3	$843.2	$10.8	$	$854.0
Foreign and other	122.7	122.7		122.7		122.7
Corporate debt securities	4,569.5	4,545.5		4,569.5		4,569.5
Mortgage-backed	631.9	644.0		631.9		631.9
Asset-backed	541.8	546.0		541.8		541.8
Other securities	7.6	8.2		7.6		7.6
Marketable equity	108.7	22.8	108.7			108.7
Equity method and other investments(1)	368.6	368.6
Noncurrent investments	$7,204.8	$7,118.1

December 31, 2013
Cash and cash equivalents	$3,830.2	$3,830.2	$3,772.6	$57.6	$	$3,830.2

Short-term investments:
U.S. government and agencies	$276.4	$276.6	$276.4	$	$	$276.4
Corporate debt securities	931.7	929.8		931.7		931.7
Other securities	2.7	2.7		2.7		2.7
Marketable equity	356.3	75.0	356.3			356.3
Short-term investments	$1,567.1	$1,284.1

Noncurrent investments:
U.S. government and agencies	$1,115.6	$1,126.1	$1,035.6	$80.0	$	$1,115.6
Corporate debt securities	4,940.5	4,933.7		4,940.5		4,940.5
Mortgage-backed	636.0	652.4		636.0		636.0
Asset-backed	490.0	494.5		490.0		490.0
Other securities	7.3	8.3		7.3		7.3
Marketable equity	81.2	22.8	81.2			81.2
Equity method and other investments(1)	354.3	354.3
Noncurrent investments	$7,624.9	$7,592.1
1 Fair value not applicable

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Long-term debt, including current portion
March 31, 2014	$(5,264.4)	$	$(5,595.5)	$	$(5,595.5)
December 31, 2013	(5,212.9)		(5,490.9)		(5,490.9)

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2014
Risk-management instruments
Interest rate contracts designated as hedging instruments:
Sundry	$334.1		$334.1		$334.1
Other noncurrent liabilities	(1.2)		(1.2)		(1.2)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	6.4		6.4		6.4
Other current liabilities	(8.0)		(8.0)		(8.0)
Equity contracts designated as hedging instruments:
Other current liabilities	(63.7)		(63.7)		(63.7)

December 31, 2013
Risk-management instruments
Interest rate contracts designated as hedging instruments:
Other receivables	20.1		20.1		20.1
Sundry	278.7		278.7		278.7
Other noncurrent liabilities	(0.9)		(0.9)		(0.9)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	6.7		6.7		6.7
Other current liabilities	(7.1)		(7.1)		(7.1)
Equity contracts designated as hedging instruments:
Other current liabilities	(149.6)		(149.6)		(149.6)
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

In February 2014, we issued $600.0 million of 1.95% and $400.0 million of 4.65% fixed-rate notes with interest to be paid semi-annually and maturity dates of March 15, 2019, and June 15, 2044, respectively. Current maturities of long-term debt of $1.00 billion were repaid in March 2014.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of March 31, 2014:

	Maturities by Period
	Total	Less Than 1 Year	2-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$7,829.7	$1,102.2	$5,304.3	$662.2	$761.0

A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	March 31, 2014	December 31, 2013
Unrealized gross gains	$293.9	$375.6
Unrealized gross losses	38.3	59.8
Fair value of securities in an unrealized gain position	5,356.0	4,982.7
Fair value of securities in an unrealized loss position	2,607.6	3,664.7
There were no other-than-temporary impairment losses on investment securities recognized in the consolidated condensed statement of operations for the three months ended March 31, 2014, compared with $5.2 million for the same period in 2013. For fixed-income securities, the amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing the credit loss were the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration.
The securities in an unrealized loss position include fixed-rate debt securities of varying maturities. The value of fixed-income securities is sensitive to changes in the yield curve and other market conditions. Approximately 85 percent of the securities in a loss position are investment-grade debt securities. At this time, there is no indication of default on interest or principal payments for debt securities other than those for which an other-than-temporary impairment charge has been recorded. We do not intend to sell and it is not more likely than not we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and we have concluded that no additional other-than-temporary loss is required to be charged to earnings as of March 31, 2014.
Activity related to our investment portfolio, substantially all of which related to available-for-sale securities, was as follows:

	Three Months Ended
	March 31,
	2014	2013
Proceeds from sales	$3,742.2	$3,705.9
Realized gross gains on sales	79.8	10.0
Realized gross losses on sales	4.0	2.5
Realized gains and losses on sales of investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Note 7: Stock-Based Compensation
Our stock-based compensation expense consists of performance awards (PAs), shareholder value awards (SVAs), and restricted stock units (RSUs). We recognized pretax stock-based compensation expense of $38.3 million and $35.2 million for the three months ended March 31, 2014 and 2013, respectively.
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain pre-established earnings-per-share targets over a two-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement periods. As of March 31, 2014, the total remaining unrecognized compensation cost related to nonvested PAs was $49.7 million, which will be amortized over the weighted-average remaining requisite service period of 17 months.
SVAs are granted to officers and management and are payable in shares of common stock at the end of a three-year period. The number of shares actually issued, if any, varies depending on our stock price at the end of the three-year vesting period compared to pre-established target stock prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. As of March 31, 2014, the total remaining unrecognized compensation cost related to nonvested SVAs was $95.1 million, which will be amortized over the weighted-average remaining requisite service period of 26 months.
RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, typically three years. As of March 31, 2014, the total remaining unrecognized compensation cost related to nonvested RSUs was $103.0 million, which will be amortized over the weighted-average remaining requisite service period of 27 months.
Note 8: Shareholders’ Equity
During the first quarter of 2014, we purchased $55.0 million of shares associated with our previously announced $5.00 billion share repurchase program. During the first quarter of 2013, we purchased the remaining $1.10 billion of shares associated with our $1.50 billion share repurchase program.
Note 9: Income Taxes
The U.S. examinations related to tax years 2010-2012 commenced during the fourth quarter of 2013. Because the examination of tax years 2010-2012 is still in the early stages, the resolution of matters in this audit period will likely extend beyond the next 12 months.
Note 10: Retirement Benefits
Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$62.7	$69.7	$11.3	$15.1
Interest cost	119.2	109.4	21.2	23.4
Expected return on plan assets	(189.3)	(174.9)	(36.0)	(32.8)
Amortization of prior service cost (benefit)	0.9	2.6	(7.3)	(6.9)
Recognized actuarial loss	69.1	96.0	5.1	23.0
Net periodic benefit cost (benefit)	$62.6	$102.8	$(5.7)	$21.8
Contributions to our global defined benefit pension and post-retirement health benefit plans to satisfy minimum funding requirements as well as additional discretionary funding in the aggregate were not material during the three months ended March 31, 2014, and are not expected to be material for the remainder of 2014.
Note 11: Contingencies
We are a party to various legal actions and government investigations. The most significant of these are described below. It is not possible to determine the outcome of these matters and we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for any of these matters; however, we believe that, except as noted below with respect to the Alimta® patent litigation and administrative proceedings, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.
Alimta Patent Litigation and Administrative Proceedings
We are engaged in various U.S. patent litigation matters involving Alimta brought pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). Teva Parenteral Medicines, Inc. (Teva); APP Pharmaceuticals, LLC (APP); Barr Laboratories, Inc. (Barr); Pliva Hrvatska D.O.O. (Pliva); Accord Healthcare Inc. (Accord), Apotex Inc. (Apotex), Sun Pharmaceutical Industries, Ltd. (Sun); Sun Pharma Global FZE (Sun Global); and Glenmark Generics Inc., USA (Glenmark) each submitted Abbreviated New Drug Applications (ANDAs) seeking approval to market generic versions of Alimta prior to the expiration of our vitamin dosage regimen patent (expiring in 2021 plus pediatric exclusivity expiring in 2022) and alleging the patent is invalid.
In October 2010, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against Teva, APP, Pliva, and Barr seeking rulings that the U.S. vitamin dosage regimen patent is valid and infringed. Trial in this case occurred in August 2013. In March 2014, the court ruled that the asserted claims of the vitamin dosage patent are valid. The defendants have until April 30, 2014 to file a notice of appeal. In January 2012 and April 2012, we filed similar lawsuits in the same court against Accord and Apotex, respectively. We filed a second lawsuit against Accord in February 2013. The Accord and Apotex cases have been consolidated and stayed by the court and the parties have agreed to be bound by the outcome of the Teva/APP litigation. In September 2013, we filed a similar lawsuit in the same court against Sun and Sun Global seeking a ruling that Lilly's patent is valid and infringed. This case has been stayed, and Lilly and Sun have agreed to be bound by the outcome of the Teva/APP litigation. In January 2014, we filed a similar lawsuit in the same court against Glenmark seeking a ruling that Lilly's patent is valid and infringed. That case was amended in March 2014 to add two related Glenmark companies.
Generic manufacturers filed an opposition to the European Patent Office's decision to grant a vitamin dosage regimen patent. The Opposition Division upheld the patent and the generic manufacturers lodged an appeal. In addition, in the UK, Actavis Group ehf and other Actavis companies filed litigation asking for a declaratory judgment that commercialization of certain salt forms of pemetrexed (the active ingredient in Alimta) would not infringe the vitamin dosage regimen patents in the UK, Italy, France, Germany, and Spain. This trial occurred in April 2014 and we are awaiting a decision. We commenced separate infringement proceedings against certain Actavis companies in Germany. The German case was heard by the trial court in March 2014. In April 2014, the German trial court ruled in favor of Lilly. The defendants have until May 5, 2014 to file their appeal.
We believe our Alimta vitamin dosage patents are valid and enforceable against these generic manufacturers and we expect to prevail in these proceedings. However, it is not possible to determine the ultimate outcome of the proceedings, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. We expect a loss of exclusivity for Alimta would result in a rapid and severe decline in future revenues in the relevant market.
Actos® Product Liability Litigation
We are named along with Takeda Chemical Industries, Ltd., and Takeda affiliates as a defendant in approximately 3,700 product liability cases in the U.S. related to the diabetes medication Actos, which we co-promoted with Takeda in the U.S. from 1999 until September 2006. Our agreement with Takeda calls for Takeda to defend and indemnify us against our losses and expenses with respect to the U.S. product liability litigation and other related expenses in accordance with the terms of the agreement.
In general, plaintiffs in these actions allege that Actos caused or contributed to their bladder cancer. Almost all of the active cases have been consolidated in federal multi-district litigation in the Western District of Louisiana or are pending in a coordinated state court proceeding in California or a coordinated state court proceeding in Illinois. We believe these lawsuits are without merit, and we and Takeda are prepared to defend against them vigorously.

On April 7, 2014, a jury in the Western District of Louisiana found in favor of the plaintiffs in the case of Terrence Allen, et al. v. Takeda Pharmaceuticals, et al., no. 6:12-md-00064. Because of the existence of the indemnification agreement, Lilly tendered its defense of the case to Takeda. The jury awarded $1.5 million in compensatory damages to plaintiffs (allocated 75 percent to Takeda and 25 percent to Lilly) and punitive damages of $6.00 billion against Takeda and $3.00 billion against Lilly. We believe the evidence did not support plaintiffs’ claims and strongly disagree with the verdict. Lilly and Takeda intend to vigorously challenge this outcome through all available legal means.

After the jury reached a verdict in Allen, Takeda notified us that it was reserving its right to challenge its obligations to defend and indemnify us with respect to the Allen case. We believe we are entitled to full indemnification of our losses and expenses in Allen and all other U.S. cases; however, there can be no guarantee we will ultimately be successful in obtaining full indemnification.
We are also named along with Takeda as a defendant in three purported product liability class actions in Canada related to Actos, including one in Ontario (Casseres et al. v. Takeda Pharmaceutical North America, Inc., et al.), one in Quebec (Whyte et al. v. Eli Lilly et al.), and one in Alberta (Epp v. Takeda Canada et al.). We promoted Actos in Canada until 2009. We believe these claims are without merit and are prepared to defend against them vigorously.
Byetta Product Liability Litigation
We are named as a defendant in approximately 340 Byetta product liability lawsuits involving approximately 770 plaintiffs. Approximately 95 of these lawsuits, covering about 490 plaintiffs, are filed in California state court and coordinated in a Los Angeles Superior Court. Approximately 220 lawsuits, covering about 225 plaintiffs are filed in federal court, the majority of which are coordinated in a multi-district litigation in the Southern District of California. The remaining approximately 25 lawsuits, representing about 60 plaintiffs, are in various state courts. Approximately 260 of the lawsuits, involving approximately 370 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer). We are aware of approximately 460 additional claimants who have not yet filed suit. The majority of these additional claims allege damages for pancreatitis. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Prozac® Product Liability Litigation
We are named as a defendant in approximately 10 U.S. lawsuits primarily related to allegations that the antidepressant Prozac caused or contributed to birth defects in the children of women who ingested the drug during pregnancy. We are aware of approximately 400 additional claims related to birth defects, which have not yet been filed. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Brazil–Employee Litigation
We are named in a lawsuit brought by the Labor Attorney for 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly manufacturing facility in Cosmopolis, Brazil. Final arguments were submitted in September and we are awaiting a decision. We are also named in approximately 30 lawsuits filed in the same court by individual former employees making similar claims. We believe these lawsuits are without merit and are prepared to defend against them vigorously.
Product Liability Insurance
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims in the future. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.

Note 12:    Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended March 31, 2014 and March 31, 2013:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$463.0	$205.2	$(2,489.1)	$(181.8)	$(2,002.7)

Other comprehensive income (loss) before reclassifications	(3.3)	10.3	1.5	15.1	23.6
Net amount reclassified from accumulated other comprehensive loss	—	(49.3)	44.1	27.0	21.8
Net other comprehensive income (loss)	(3.3)	(39.0)	45.6	42.1	45.4

Balance at March 31, 2014	$459.7	$166.2	$(2,443.5)	$(139.7)	$(1,957.3)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$426.8	$72.5	$(4,195.2)	$(101.2)	$(3,797.1)

Other comprehensive income (loss) before reclassifications	(346.0)	21.3	32.4	0.7	(291.6)
Net amount reclassified from accumulated other comprehensive loss	—	(3.3)	76.1	1.5	74.3
Net other comprehensive income (loss)	(346.0)	18.0	108.5	2.2	(217.3)

Balance at March 31, 2013	$80.8	$90.5	$(4,086.7)	$(99.0)	$(4,014.4)
The tax effect on the unrealized net gains (losses) on securities was a benefit of $21.2 million and an expense of $10.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The tax effect related to our defined benefit pension and retiree health benefit plans was an expense of $23.5 million and $47.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The tax effect on the effective portion of cash flow hedges was an expense of $22.4 million and $0.7 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Income taxes are not provided for foreign currency translation.

	Reclassifications Out of Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Affected Line Item in the Consolidated Condensed Statements of Operations
	March 31,
	2014	2013
Amortization of defined pension benefit items:
Prior service benefits, net	$(6.4)	$(4.3)	(1)
Actuarial losses	74.2	119.0	(1)
Total before tax	67.8	114.7
Tax benefit	(23.7)	(38.6)
Net of tax	44.1	76.1

Other, net of tax	(22.3)	(1.8)	Other–net, (income) expense
Total reclassifications for the period (net of tax)	$21.8	$74.3

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10).

Note 13: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended
	March 31,
	2014	2013
Interest expense	$37.8	$40.3
Interest income	(34.4)	(23.6)
Income related to termination of the exenatide collaboration with Amylin (Note 4)	—	(495.4)
Other	(59.4)	(50.5)
Other–net, (income) expense	$(56.0)	$(529.2)
Other–net, income of $529.2 million for the first three months of 2013 is primarily related to the income recognized from the transfer to Amylin of exenatide commercial rights in all markets outside the United States. See Note 4 for additional information.

Note 14: Segment Information
We operate in two business segments—human pharmaceutical products and animal health. Our business segments are distinguished by the ultimate end user of the product—humans or animals. Performance is evaluated based on profit or loss from operations before income taxes.

	Three Months Ended
	March 31,
	2014	2013
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:
Endocrinology	$1,639.2	$1,724.9
Neuroscience	964.4	1,848.8
Oncology	764.3	764.2
Cardiovascular	712.8	693.9
Other pharmaceuticals	75.0	71.1
Total human pharmaceutical products	4,155.7	5,102.9
Animal health	527.4	499.1
Total segment revenue	$4,683.1	$5,602.0
Segment profits(1):
Human pharmaceutical products	$787.8	$1,348.2
Animal health	134.4	129.2
Total segment profits	$922.2	$1,477.4
Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$922.2	$1,477.4
Other profits (losses):
Income related to termination of the exenatide collaboration with Amylin (Note 4)	—	495.4
Asset impairment, restructuring, and other special charges (Note 5)	(31.4)	(21.7)
Total consolidated income before taxes	$890.8	$1,951.1

[1]
Human pharmaceutical products segment profit includes total depreciation and amortization expense of $325.2 million and $355.7 million for the three months ended March 31, 2014 and 2013, respectively. Animal health segment profit includes total depreciation and amortization expense of $23.6 million and $25.8 million for the three months ended March 31, 2014 and 2013, respectively.

For internal management reporting presented to the chief operating decision maker, certain costs are fully allocated to our human pharmaceutical products segment and therefore are not reflected in the animal health segment's profit. Such items include costs associated with treasury-related financing, global administrative services, certain acquisition-related transaction costs, and certain manufacturing costs.
Note 15: Subsequent Event
On April 22, 2014, we announced an agreement to acquire Novartis Animal Health in an all-cash transaction for approximately $5.4 billion. Novartis Animal Health has a global commercial presence in both the companion and food animal markets. Under the terms of the agreement, we will acquire manufacturing sites, R&D facilities, a global commercial infrastructure and portfolio of products, a pipeline of projects in development, and employees. The transaction is expected to close by the end of the first quarter of 2015, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, similar requirements outside the U.S., and other customary closing conditions.

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
Financial Results
Worldwide total revenue decreased 16 percent to $4.68 billion in the first quarter of 2014 compared with the first quarter of 2013. The decrease was primarily driven by the loss of U.S. patent exclusivity for Cymbalta® in December 2013 and Evista® in March 2014, partially offset by volume growth outside the U.S., particularly in Japan and the emerging markets. The decrease in revenue and a decrease in other income were partially offset by decreases in research, development, marketing and selling expenses, and a lower effective tax rate. As a result, net income decreased 53 percent to $727.9 million, and EPS decreased 52 percent to $0.68 per share, in the first quarter of 2014 as compared to $1.55 billion, or $1.42 per share, in the first quarter of 2013. EPS also benefited from a lower number of shares outstanding compared to 2013 as a result of our share repurchase programs.
The following highlighted items affect comparisons of our financial results for the three months ended March 31, 2014 and 2013:
2014
Asset Impairment, Restructuring, and Other Special Charges (Note 5)

•	We recognized charges of $31.4 million (pretax), or $0.02 per share, related to restructuring costs for actions being taken to reduce our cost structure.
2013
Collaborations (Note 4)

•	We recognized income of $495.4 million (pretax), or $0.29 per share, related to the transfer to Amylin of exenatide commercial rights in all markets outside the United States.
Asset Impairment, Restructuring, and Other Special Charges (Note 5)

•	We recognized charges of $21.7 million (pretax), or $0.01 per share, related to severance costs for actions being taken to reduce our cost structure.
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

Basal insulin peglispro* (Q4 2011)—a novel basal insulin for the treatment of type 1 and type 2 diabetes.
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
Tanezumab* (Q3 2008)—an anti-nerve growth factor monoclonal antibody for the treatment of osteoarthritis pain, chronic low back pain and cancer pain (in collaboration with Pfizer Inc. (Pfizer)). Tanezumab is currently subject to a partial clinical hold by the U.S. Food and Drug Administration (FDA) (see Note 4).

*	Biologic molecule subject to the U.S. Biologics Price Competition and Innovation Act
The following are late-stage pipeline updates since January 1, 2014:
Dulaglutide—In February 2014, we announced positive top-line results of the sixth Phase III AWARD trial studying dulaglutide as a once-weekly treatment for type 2 diabetes. In the AWARD-6 study, once-weekly dulaglutide 1.5 mg achieved the primary endpoint of non-inferiority to once-daily liraglutide 1.8 mg, as measured by the reduction of hemoglobin A1c (HbA1c) from baseline at 26 weeks.
Empagliflozin—During the first quarter of 2014, the FDA issued a complete response letter for the New Drug Application (NDA) of empagliflozin for the treatment of type 2 diabetes in the United States. The FDA referenced previously observed deficiencies at a Boehringer Ingelheim facility where empagliflozin will be manufactured and stated these deficiencies need to be resolved before the approval of the application. We and Boehringer Ingelheim are working to submit a response to the complete response letter as soon as possible.
In March 2014, the European Medicines Agency's (EMA) medicinal committee issued a positive opinion, recommending approval of empagliflozin as an adjunct to diet and exercise to improve glycemic control, or blood glucose levels, in adults with type 2 diabetes. The positive opinion is now referred for final action to the European Commission, which has the authority to approve medicines for the European Union (EU).
In April 2014, we and Boehringer Ingelheim announced the FDA accepted the filing of the NDA for the investigational combination tablet of empagliflozin and linagliptin (Trajenta) for the treatment of adults with type 2 diabetes.
New insulin glargine product—In January 2014, Sanofi-Aventis U.S. LLC (Sanofi) filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging patent infringement with respect to our insulin glargine product for which we are seeking approval from the FDA. Sanofi asserts infringement of two patents relating to pen injector devices and two patents relating to insulin glargine formulations. Under the Hatch-Waxman Act, the initiation of the lawsuit automatically invokes a stay of FDA approval of the product for a period of 30 months, which may be shortened in the event of an earlier decision in our favor. We believe the lawsuit is without merit, and we are prepared to vigorously defend against the allegations.
Ramucirumab—In April 2014, we announced the FDA's approval of Cyramza™ (ramucirumab), an anti-vascular endothelial growth factor receptor-2 (VEGFR-2) monoclonal antibody, as a single agent treatment for patients with advanced or metastatic gastric cancer or gastroesophageal junction adenocarcinoma with disease progression on or after prior fluoropyrimidine- or platinum-containing chemotherapy. With this approval, Cyramza becomes the first FDA-approved treatment for patients in this setting.
In February 2014, we announced that the REVEL trial, a global Phase III study of Cyramza in combination with chemotherapy (docetaxel) in patients with second-line non-small cell lung cancer, met its primary endpoint of improved overall survival and a secondary endpoint of improved progression-free survival. We intend to submit the first application for this indication to regulatory authorities in 2014.

We intend to submit an application for Cyramza in combination with paclitaxel for the treatment of gastric cancer to regulatory authorities in 2014. In addition, we are currently studying Cyramza in Phase III studies for the treatment of liver cancer and colorectal cancer.
There are many difficulties and uncertainties inherent in pharmaceutical research and development (R&D) and the introduction of new products. A high rate of failure is inherent in new drug discovery and development. The process to bring a drug from the discovery phase to regulatory approval can take 12 to 15 years or longer and cost more than $1 billion. Failure can occur at any point in the process, including late in the process after substantial investment. As a result, most research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success. Delays and uncertainties in the regulatory approval processes in the U.S. and in other countries can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be approved and the sales growth of those products.
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
Legal, Regulatory, and Other Matters
On April 22, 2014, we announced an agreement to acquire Novartis Animal Health in an all-cash transaction for approximately $5.4 billion. Novartis Animal Health, which operates in approximately 40 countries, generated revenue of approximately $1.1 billion in 2013. We will acquire Novartis Animal Health’s nine manufacturing sites, six dedicated R&D facilities, a global commercial infrastructure with a portfolio of approximately 600 products, a pipeline with more than 40 projects in development, and more than 3,000 employees. We expect that the acquisition will expand and complement Elanco’s product portfolio, R&D and manufacturing capabilities, and commercial presence in key geographies. In particular, it is expected to provide Elanco with a greater commercial presence in the companion animal and swine markets, expand Elanco’s presence in equine and vaccines areas, and create an entry into the aquaculture market. The transaction is expected to close by the end of the first quarter of 2015, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, similar requirements outside the U.S., and other customary closing conditions.
We depend on patents or other forms of intellectual-property protection for most of our revenues, cash flows, and earnings. The loss of U.S. patent exclusivity for Cymbalta in December 2013 and Evista in March 2014, resulted in the immediate entry of generic competitors. We will lose our data package protection for Cymbalta in major European countries in 2014; however, we do not anticipate the entry of generic competition in most of these countries until 2015. The entry of generic competition in the U.S. Cymbalta and Evista markets resulted in a rapid and severe decline in revenue from the affected products, having a material adverse effect on our consolidated results of operations and cash flows.
The U.S. compound patent for Humalog® expired in May 2013. The loss of compound patent protection for Humalog has not resulted in a rapid and severe decline in revenue. To date, no biosimilar version of Humalog has been approved in the U.S. or Europe; however, we are aware that other manufacturers have efforts underway to develop biosimilar forms of Humalog, and it is difficult to predict the likelihood, timing, and impact of biosimilars entering the market.
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
The Obama administration proposed changes to the manner in which the U.S. would tax the international income of U.S.-based companies. There are also tax proposals under discussion or introduced in the U.S. Congress that could change the manner in which, and the rate at which, income of U.S. companies would be taxed. While it is uncertain how the U.S. Congress may address U.S. tax policy matters in the future, reform of U.S. taxation, including taxation of international income, will continue to be a topic of discussion for Congress and the Obama administration. A significant change to the U.S. tax system, including changes to the taxation of international income, could have a material adverse effect on our consolidated results of operations. In addition, the Organization for Economic Co-operation and Development launched an initiative to analyze and potentially influence international tax policy in the major countries in which we operate. While the outcomes of this initiative are uncertain, significant changes to key elements of the global international tax framework could have a material adverse effect on our consolidated results of operations.
Information regarding contingencies relating to certain legal proceedings can be found in Note 11 and is incorporated here by reference.
Revenue
Worldwide total revenue decreased 16 percent to $4.68 billion for the first quarter of 2014, compared with the same period of 2013. The 16 percent decrease in revenue was due to decreases of 8 percent due to volume, 6 percent due to prices, and 2 percent due to the unfavorable impact of foreign exchange rates. The decrease in worldwide volume was driven by the loss of U.S. exclusivity for Cymbalta in December 2013, partially offset by volume growth in other products outside the United States. The decrease in worldwide prices was driven by the authorized generic arrangements for duloxetine (Cymbalta) and raloxifene (Evista). Total revenue in the U.S. decreased 34 percent to $2.08 billion for the first quarter of 2014, driven primarily by lower demand for Cymbalta as well as lower prices primarily for Cymbalta and Evista. U.S. revenue in the first quarter of 2014 was also negatively affected by wholesaler buying patterns on various products. Total revenue outside the U.S. increased 5 percent to $2.60 billion for the first quarter of 2014, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates, primarily the Japanese yen.

The following table summarizes our revenue activity:

				Three Months Ended
	Three Months Ended				Percent Change from
	March 31, 2014			March 31, 2013
Product	U.S.(1)	Outside U.S.	Total	Total	2013
	(Dollars in millions)
Humalog	$375.4	$274.6	$650.0	$632.7	3%
Alimta	245.8	386.2	632.0	616.8	2%
Cialis®	205.3	327.1	532.4	515.0	3%
Cymbalta	176.0	302.2	478.2	1,328.2	(64)%
Humulin®	154.8	161.4	316.2	311.9	1%
Forteo®	100.9	199.5	300.4	281.5	7%
Zyprexa®	27.2	255.9	283.1	284.8	(1)%
Strattera®	83.1	71.3	154.4	166.7	(7)%
Evista	98.0	52.1	150.1	240.6	(38)%
Effient	87.8	31.5	119.3	115.9	3%
Other human pharmaceutical products	113.3	245.1	358.4	455.3	(21)%
Animal health products	307.6	219.8	527.4	499.1	6%
Total net product sales	1,975.2	2,526.7	4,501.9	5,448.5	(17)%
Collaboration and other revenue(2)	109.1	72.1	181.2	153.5	18%
Total revenue	$2,084.3	$2,598.8	$4,683.1	$5,602.0	(16)%

[1]	U.S. revenue includes revenue in Puerto Rico.

[2]	Collaboration and other revenue consists primarily of royalties for Erbitux and revenue associated with Trajenta.
Sales of Humalog, our injectable human insulin analog for the treatment of diabetes, decreased 1 percent in the U.S., driven by lower net effective selling prices and wholesaler buying patterns, largely offset by increased demand. Sales outside the U.S. increased 8 percent, driven primarily by increased volume, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Alimta, a treatment for various cancers, decreased 6 percent in the U.S., driven by wholesaler buying patterns and, to a lesser extent, lower net effective selling prices. Sales outside the U.S. increased 9 percent, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia (BPH), decreased 4 percent in the U.S., driven by wholesaler buying patterns, partially offset by higher prices. Sales outside the U.S. increased 9 percent, driven by increased volume, and, to a lesser extent, higher prices, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and in the U.S. for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, decreased 83 percent in the U.S., due to lower demand resulting from the loss of U.S. patent exclusivity in December 2013, as well as lower prices stemming from significant price reductions attributable to sales of authorized generic duloxetine. Sales outside the U.S. increased 11 percent, driven primarily by higher volume, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Humulin, an injectable human insulin for the treatment of diabetes, decreased 5 percent in the U.S., driven by wholesaler buying patterns and lower net effective selling prices, partially offset by increased demand. Sales outside the U.S. increased 9 percent, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, decreased 10 percent in the U.S., driven by wholesaler and retailer buying patterns, partially offset by higher prices. Sales outside the U.S.

increased 17 percent, due to increased volume in Japan, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Zyprexa, a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance, decreased 15 percent in the U.S., due to the continued erosion following patent expiration in 2011. Sales outside the U.S. increased 1 percent, due to higher volume, partially offset by the unfavorable impact of foreign exchange rates and, to a lesser extent, lower prices.
Sales of Strattera, a treatment for attention-deficit hyperactivity disorder, decreased 21 percent in the U.S., driven primarily by lower demand and wholesaler buying patterns. Sales outside the U.S. increased 17 percent, driven primarily by increased volume in Japan, partially offset by the unfavorable impact of foreign exchange rates and lower prices.
Sales of Evista, a product for the prevention and treatment of osteoporosis in postmenopausal women and for reduction of risk of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer, decreased 43 percent in the U.S., due to the loss of U.S. patent exclusivity in March 2014, which is causing rapid and severe declines in our Evista sales. Despite a decline in demand for branded Evista, U.S. volume increased in the first quarter of 2014 as a result of sales of authorized generic raloxifene to Prasco. This volume increase was more than offset by significant price reductions attributable to authorized raloxifene. Sales outside the U.S. decreased 25 percent, driven by lower prices and the unfavorable impact of foreign exchange rates, partially offset by increased volume.
Sales of Effient, a product for the reduction of thrombotic cardiovascular events (including stent thrombosis) in patients with acute coronary syndrome who are managed with an artery-opening procedure known as percutaneous coronary intervention, including patients undergoing angioplasty, atherectomy, or stent placement, increased 5 percent in the U.S., driven by higher prices, partially offset by wholesaler buying patterns. Sales outside the U.S. decreased 2 percent, driven by lower volume.
Sales of animal health products increased 4 percent in the U.S., driven by higher prices of companion animal products. U.S. volume increases for food animal products were offset by volume declines for companion animal products. Sales outside the U.S. increased 8 percent, driven by increased volume for food animal products and, to a lesser extent, higher prices, partially offset by the unfavorable impact of foreign exchange rates.
Gross Margin, Costs, and Expenses
Gross margin as a percent of total revenue decreased 5.4 percentage points to 73.9 percent for the first quarter of 2014 compared with the same period in 2013, due primarily to lower sales of Cymbalta following its U.S. patent expiration, and the unfavorable impact of foreign exchange rates on international inventories sold.
Marketing, selling, and administrative expenses decreased 10 percent to $1.48 billion, due primarily to the reduction in U.S. sales and marketing activities for Cymbalta and Evista, as well as ongoing cost containment efforts.
Research and development expenses decreased 18 percent to $1.11 billion, driven primarily by milestone payments and a charge for the discontinuation of the rheumatoid arthritis program for tabalumab both taken in the first quarter of 2013, as well as lower clinical development costs in the first quarter of 2014.
There were $31.4 million of asset impairment, restructuring, and other special charges recognized in the first quarter of 2014 compared to $21.7 million during the same period in 2013. See Note 5 for additional information.
Other–net, (income) expense was income of $56.0 million compared with income of $529.2 million for the same period in 2013. The first quarter of 2013 benefited from income recognized related to the termination of the exenatide collaboration with Amylin. See Notes 4 and 13 for additional information.
The effective tax rate was 18.3 percent for the first quarter of 2014, compared with 20.7 percent for the same period in 2013. The effective tax rate for the first quarter of 2014 includes a discrete tax benefit of approximately $30 million, partially offset by the negative impact of the expiration of the R&D tax credit in the U.S. at the end of 2013. The effective tax rate in the first quarter of 2013 reflects the tax impact of the transfer of exenatide commercial rights outside of the U.S. to Amylin, which was partially offset by the one-time impact of the R&D tax credit for full-year 2012, which was recorded in the first quarter of 2013.
Financial Condition
Cash and cash equivalents increased to $3.89 billion as of March 31, 2014, compared with $3.83 billion as of December 31, 2013, as net proceeds from the sale and maturity of investments of $627.3 million and cash flow from operations of $272.3 million were partially offset by dividends paid of $524.1 million, net purchases of property and equipment of $202.0 million, and share repurchases of $55.0 million. In addition to our cash and cash equivalents, we held total investments of $8.53 billion and $9.19 billion as of March 31, 2014 and December 31, 2013, respectively. See Note 6 for additional details.
Total debt increased to $5.26 billion as of March 31, 2014, compared with $5.21 billion as of December 31, 2013 due to the increase in fair value of our hedged debt. During the first quarter of 2014, we issued $600.0 million of 1.95% and $400.0 million of 4.65% fixed-rate notes with interest to be paid semi-annually and maturity dates of March 2019 and June 2044, respectively. Proceeds from the new debt were used to repay $1.00 billion of debt that matured in March 2014. See Note 6 for additional details. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings. We currently have $1.36 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program.
During the first quarter of 2014, we purchased $55.0 million of shares under our previously announced $5.00 billion share repurchase program.
On April 22, 2014, we announced an agreement to acquire Novartis Animal Health for approximately $5.4 billion in an all-cash transaction. See "Executive Overview—Legal, Regulatory, and Other Matters" for additional details. We anticipate funding this acquisition with approximately $3.4 billion of cash-on-hand (primarily outside the U.S.) and $2.0 billion in debt to be issued. The acquisition is not expected to change our dividend policy or current share repurchase program.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including dividends, share repurchases, and capital expenditures, as well as certain potential business development activity. Various risks and uncertainties, including those discussed in "Forward-Looking Statements", may affect our operating results and cash generated from operations.
We lost U.S. patent protection for Cymbalta in December 2013 and Evista in March 2014. We will lose data package protection for Cymbalta in major European countries later in 2014. See "Executive Overview—Legal, Regulatory, and Other Matters" for additional information.
Both domestically and abroad, we continue to monitor the potential impacts of the economic environment; the creditworthiness of our wholesalers and other customers, including foreign government-backed agencies and suppliers; the uncertain impact of recent health care legislation; and various international government funding levels.
Financial Expectations for 2014
We have revised certain elements of our 2014 guidance. For the full year of 2014, we now expect EPS to be in the range of $2.70 to $2.78. We have updated specific line-items of our 2014 financial guidance to reflect the impact of the Lohmann Animal Health acquisition, as well as movements in foreign exchange rates and the discrete tax benefit recorded in the first quarter of 2014.
We now anticipate that total revenue will be between $19.4 billion and $20.0 billion. Patent expirations are expected to drive a rapid and severe decline in Cymbalta and Evista sales in the United States. These revenue declines are expected to be partially offset by growth from a portfolio of other products including Humalog, Trajenta, Cialis, Forteo and Alimta, as well as the animal health business. In addition, strong revenue growth is expected in China, while a weaker Japanese yen is expected to dampen revenue growth in Japan.
We now anticipate that gross margin as a percent of revenue will be approximately 73 percent. Marketing, selling, and administrative expenses are now expected to be in the range of $6.3 billion to $6.6 billion. Research and development expenses are still expected to be in the range of $4.4 billion to $4.7 billion. Other–net, (income) expense is still expected to be in a range between $100 million and $200 million of income, benefited by gains of $150 million to $200 million on the sale of equity investments acquired as part of past business development transactions. We now expect 2014 net income to be at least $2.9 billion and still expect operating cash flow to be at least $4.0 billion.
Our 2014 financial guidance assumes that the acquisition of Novartis Animal Health does not close during the 2014 calendar year. Should the acquisition close during 2014, we will revise our 2014 financial guidance, if necessary.

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

Our management, with the participation of John C. Lechleiter, Ph.D., chairman, president, and chief executive officer, and Derica W. Rice, executive vice president, global services, and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2014, and concluded that they are effective.

(b)
Changes in Internal Controls. During the first quarter of 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
See Note 11: Contingencies to the Consolidated Condensed Financial Statements for information on various legal proceedings, including but not limited to:
•The patent litigation and administrative proceedings involving Alimta.
•The product liability litigation involving Actos, Prozac, and Byetta.
•The employee litigation in Brazil.
That information is incorporated into this Item by reference.
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2013 (Part I, Item 3).
Other Product Liability Litigation
We are currently a defendant in a variety of other product liability lawsuits in the U.S. involving primarily Darvon®, Cymbalta, diethylstilbestrol (DES), and Zyprexa.
Along with several other manufacturers, we are named as a defendant in approximately 50 cases in the U.S. involving approximately 1,700 claimants related to the analgesics Darvon and related formulations of propoxyphene. Additionally, approximately 80 cases involving approximately 225 claimants were dismissed and are on appeal to the Sixth Circuit. Almost all of the active cases have been consolidated in a federal multi-district litigation in the Eastern District of Kentucky or are pending in a coordinated state court proceeding in California. We transferred the U.S. regulatory approvals and all marketing rights to our propoxyphene products in 2002 to NeoSan Pharmaceuticals, Inc. (an affiliate of aaiPharma, Inc.), which subsequently transferred all such approvals and marketing rights to Xanodyne Pharmaceuticals, Inc. We believe these claims are without merit and are prepared to defend against them vigorously.
Other Patent Litigation
We, along with Daiichi Sankyo Company, Limited (Daiichi Sankyo), Daiichi Sankyo, Inc., and Ube Industries (Ube) are engaged in various U.S. patent litigation matters involving Effient brought pursuant to procedures set out in the Hatch-Waxman Act.  Accord Healthcare Inc., USA (Accord); Amneal Pharmaceuticals LLC (Amneal); Apotex Inc.

(Apotex); Aurobindo Pharma Limited (Aurobindo); Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s); Glenmark Generics Inc., USA (Glenmark); Hetero USA Inc. and Hetero Labs Limited Unit V (Hetero); Mylan Pharmaceuticals Inc. (Mylan); Par Pharmaceutical, Inc. (Par); Sun Pharma Global FZE (Sun); Teva Pharmaceuticals USA, Inc. (Teva); Watson Laboratories, Inc. (Watson); and Zydus Pharmaceuticals USA, Inc. (Zydus) each submitted Abbreviated New Drug Applications (ANDAs) seeking approval to market generic versions of Effient prior to the expiration of Daiichi Sankyo’s and Ube’s patents (expiring in 2022) covering methods of using Effient with aspirin, and alleging the patents are invalid. The ANDA filed by Mylan also alleges that the compound patent for Effient (expiring in 2017) is invalid.
In January 2014, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against Par and its parent company seeking a ruling that the patents are valid and infringed. In March 2014, we filed a similar lawsuit in the same court against Accord, Amneal, Aurobindo, Dr. Reddy’s, Glenmark, Hetero, Mylan, Par, Sun, Teva, Watson and Zydus, and their related companies, seeking a ruling that the patents are valid and infringed. In April 2014, we filed a similar lawsuit against Apotex in the same court.
We believe the Effient patents are valid and enforceable against these generic manufacturers and we expect to prevail in these proceedings. However, it is not possible to determine the outcome of the proceedings, and accordingly, we can provide no assurance that we will prevail. We expect a loss of exclusivity for Effient would result in a rapid and severe decline in future revenues in the relevant market.
Marketing Practices Investigations
In January 2009, as part of the resolution of a government investigation related to our U.S. marketing and promotional practices with respect to Zyprexa, we entered into a Corporate Integrity Agreement (CIA) with the U.S. Department of Health and Human Services Office of Inspector General (OIG) which requires us to maintain our compliance program and to undertake a set of defined corporate integrity obligations for five years. The agreement also provides for an independent third-party review organization to assess and report on the company’s systems, processes, procedures, and practices related to compliance with health care laws. The company expects to file its final report to the OIG pursuant to the CIA in June 2014.
Other Matters
We are also a defendant in other litigation and investigations, including product liability, patent, employment, and premises liability litigation, of a character we regard as ordinary and incidental to our business.
Item 1A. Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the first quarter ended March 31, 2014:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2014	—	$—	—	$4,500.0
February 2014	168.3	59.39	168.3	4,490.0
March 2014	763.4	58.92	763.4	4,445.0
Total	931.7	59.01	931.7
During the first quarter of 2014, we purchased $55.0 million of shares associated with our October 2013 announced $5.00 billion share repurchase program. As of March 31, 2014, there were $4.45 billion of shares remaining to be purchased.

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

ELI LILLY AND COMPANY
(Registrant)

Date: April 28, 2014	/s/James B. Lootens
James B. Lootens
Corporate Secretary
Date: April 28, 2014	/s/Donald A. Zakrowski
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