Form 10-Q
period 2014-06-30
LILLY ELI & CO
filed 2014-07-28
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED JUNE 30, 2014
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
Yes ☒ No ☐
The number of shares of common stock outstanding as of July 21, 2014:

Class	Number of Shares Outstanding
Common	1,117,308,330

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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2013, and our Quarterly Report on Form 10-Q for the period ended March 31, 2014, particularly under the captions “Forward-Looking Statements” and “Risk Factors.”
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$4,935.6	$5,929.7	$9,618.7	$11,531.7
Cost of sales	1,189.7	1,165.2	2,412.4	2,323.5
Research and development	1,195.4	1,330.4	2,304.7	2,678.5
Marketing, selling, and administrative	1,663.9	1,867.6	3,148.8	3,519.6
Asset impairment, restructuring, and other special charges (Note 5)	—	63.5	31.4	85.2
Other–net, (income) expense (Note 13)	(53.8)	(11.9)	(109.8)	(541.1)
	3,995.2	4,414.8	7,787.5	8,065.7
Income before income taxes	940.4	1,514.9	1,831.2	3,466.0
Income taxes (Note 9)	206.9	308.7	369.8	711.8
Net income	$733.5	$1,206.2	$1,461.4	$2,754.2

Basic earnings per share:
Weighted-average number of common shares outstanding, including incremental shares	1,071.7	1,080.2	1,072.3	1,084.1
Basic earnings per share	$0.68	$1.12	$1.36	$2.54
Diluted earnings per share:
Weighted-average number of common shares outstanding, including incremental shares and stock options	1,076.4	1,084.0	1,076.4	1,087.9
Diluted earnings per share	$0.68	$1.11	$1.36	$2.53

Dividends paid per share	$0.49	$0.49	$0.98	$0.98
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$733.5	$1,206.2	$1,461.4	$2,754.2
Other comprehensive income (loss), net of tax (Note 12)	22.0	65.7	67.4	(151.6)
Comprehensive income	$755.5	$1,271.9	$1,528.8	$2,602.6
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$3,765.7	$3,830.2
Short-term investments (Note 6)	1,360.8	1,567.1
Accounts receivable, net of allowances for doubtful accounts of $59.4 (2014) and $62.2 (2013)	3,187.9	3,434.4
Other receivables	566.2	588.4
Inventories	3,190.3	2,928.8
Prepaid expenses and other	1,085.8	755.8
Total current assets	13,156.7	13,104.7
Other Assets
Investments (Note 6)	6,649.7	7,624.9
Goodwill and other intangibles, net (Notes 3 and 4)	4,670.1	4,331.1
Sundry	2,441.0	2,212.5
Total other assets	13,760.8	14,168.5
Property and Equipment
Land, buildings, equipment, and construction in progress	16,113.6	15,646.7
Accumulated depreciation	(8,012.7)	(7,671.2)
Property and equipment, net	8,100.9	7,975.5
Total assets	$35,018.4	$35,248.7
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$10.3	$1,012.6
Accounts payable	1,124.6	1,119.3
Employee compensation	633.4	943.9
Sales rebates and discounts	1,875.7	1,941.7
Dividends payable	524.1	523.5
Income taxes payable	168.6	254.4
Deferred income taxes	1,044.4	792.8
Other current liabilities	2,036.3	2,328.4
Total current liabilities	7,417.4	8,916.6
Other Liabilities
Long-term debt	5,301.0	4,200.3
Accrued retirement benefits (Note 10)	1,528.5	1,549.4
Long-term income taxes payable	940.1	1,078.7
Other noncurrent liabilities	1,836.6	1,863.0
Total other liabilities	9,606.2	8,691.4
Commitments and Contingencies (Note 11)
Eli Lilly and Company Shareholders’ Equity (Notes 7 and 8)
Common stock	699.0	698.5
Additional paid-in capital	5,120.3	5,050.0
Retained earnings	17,204.3	16,992.4
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 12)	(1,935.3)	(2,002.7)
Cost of common stock in treasury	(91.4)	(93.6)
Total Eli Lilly and Company shareholders’ equity	17,983.7	17,631.4
Noncontrolling interests	11.1	9.3
Total equity	17,994.8	17,640.7
Total liabilities and equity	$35,018.4	$35,248.7
See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$1,461.4	$2,754.2
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	697.2	745.4
Change in deferred income taxes	121.2	198.9
Stock-based compensation expense	76.9	68.8
Net realized investment gains	(82.0)	(30.6)
Income related to termination of the exenatide collaboration (Note 4)	—	(495.4)
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(1,021.3)	(1,271.5)
Other operating activities, net	72.8	46.8
Net Cash Provided by Operating Activities	1,326.2	2,016.6
Cash Flows from Investing Activities
Net purchases of property and equipment	(456.9)	(294.3)
Proceeds from sales and maturities of short-term investments	1,889.7	1,981.9
Purchases of short-term investments	(804.5)	(515.6)
Proceeds from sales of noncurrent investments	5,540.1	5,463.2
Purchases of noncurrent investments	(5,594.7)	(6,476.1)
Cash paid for acquisitions, net of cash acquired	(551.4)	—
Purchase of product rights	(71.3)	—
Other investing activities, net	(31.5)	(55.7)
Net Cash (Used for) Provided by Investing Activities	(80.5)	103.4
Cash Flows from Financing Activities
Dividends paid	(1,051.0)	(1,064.1)
Net change in short term borrowings	2.3	—
Proceeds from issuance of long-term debt	992.9	—
Repayment of long-term debt	(1,033.8)	(1.7)
Purchases of common stock	(200.0)	(1,198.1)
Other financing activities, net	(8.0)	—
Net Cash Used for Financing Activities	(1,297.6)	(2,263.9)
Effect of exchange rate changes on cash and cash equivalents	(12.6)	(88.4)

Net decrease in cash and cash equivalents	(64.5)	(232.3)
Cash and cash equivalents at January 1	3,830.2	4,018.8
Cash and Cash Equivalents at June 30	$3,765.7	$3,786.5
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
Note 2: Implementation of New Financial Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a final standard on revenue recognition. Under the new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to do so, an entity would follow the five-step process for in-scope transactions: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public entities, the provisions of the new standard are effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. We are in the process of determining our approach to the adoption of this new revenue recognition standard, as well as the anticipated impact to our consolidated condensed financial statements.
In July 2013, the FASB issued a clarification regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, the liability related to an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of the new standard are effective on a prospective basis beginning in 2014 for annual and interim reporting periods. Adoption of this standard in the first quarter of 2014 resulted in an immaterial impact to our consolidated condensed balance sheet and did not affect our consolidated condensed statements of operations.
Note 3: Acquisitions
In April 2014, we announced an agreement to acquire Novartis Animal Health in an all-cash transaction for approximately $5.4 billion. Novartis Animal Health has a global commercial presence in both the companion and food animal markets. Under the terms of the agreement, we will acquire manufacturing sites, research and development facilities, a global commercial infrastructure and portfolio of products, a pipeline of projects in development, and employees. The transaction is expected to close by the end of the first quarter of 2015, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, similar requirements outside the U.S., and other customary closing conditions.
On April 30, 2014, we acquired Lohmann SE (Lohmann Animal Health), a privately-held company headquartered in Cuxhaven, Germany, through a stock purchase for a total purchase price of $591.2 million, comprised of $551.4 million of net cash plus $39.8 million of assumed debt. Lohmann Animal Health is a global leader in poultry vaccines. As part of this transaction, we acquired the rights to a range of vaccines, commercial capabilities, and manufacturing sites in Germany and the United States. This acquisition was accounted for as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated condensed financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. The results of operations of this acquisition are included in our consolidated condensed financial statements from the date of acquisition. The acquisition is not material to our consolidated condensed financial statements. In connection with this acquisition, we preliminarily recorded $287.7 million of marketed product assets, $89.8 million of property and equipment, $234.8 million of goodwill, and $106.2 million of deferred tax liability, with $85.1 million of other net assets. The final determination may result in asset and liability fair values that differ from the preliminary estimates, but it is not expected that these differences will be material to our consolidated condensed financial statements. Goodwill associated with this acquisition is not deductible for tax purposes.
Note 4: Collaborations and Other Arrangements
We often enter into collaborative and other similar arrangements to develop and commercialize drug candidates. Collaborative activities may include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These arrangements often require milestone and royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the collaboration partner. Elements within a collaboration are separated into individual units of accounting if they have standalone value from other elements within the arrangement. In these situations, the arrangement consideration is allocated to the elements on a relative selling price basis. Revenues related to products we sell pursuant to these arrangements are included in net product sales, while other sources of revenue (e.g., royalties and profit-sharing due from our partner) are included in collaboration and other revenue. We recognized collaboration and other revenue of $208.7 million and $169.8 million for the three months ended June 30, 2014 and 2013, respectively, and $389.9 million and $323.3 million for the six months ended June 30, 2014 and 2013, respectively. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item, net of any payments due to or reimbursements due from our collaboration partners, with such reimbursements being recognized at the time the party becomes obligated to pay. Each collaboration is unique in nature, and our more significant arrangements are discussed below.
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
Linagliptin was approved in 2011 and launched in the U.S. (trade name Tradjenta®), Japan (trade name Trazenta™), certain countries in Europe (trade name Trajenta®), and other countries. The new insulin glargine product has been submitted to regulatory authorities in the U.S., Europe, and Japan. Empagliflozin (trade name Jardiance®) was approved in Europe in May 2014, and has been submitted to regulatory authorities in the U.S. and Japan. In June 2014, we and Boehringer Ingelheim announced the resubmission of a New Drug Application (NDA) for empagliflozin in the United States. This is a Class 1 resubmission under U.S. Food and Drug Administration (FDA) regulations and is the next step in pursuing approval of empagliflozin following resolution of deficiencies previously observed by the FDA in the Boehringer Ingelheim facility where empagliflozin will be manufactured. The FDA did not ask for any new clinical trials to support the approval of the application.
In connection with the approval of linagliptin in the U.S., Japan, and Europe, we paid $478.7 million in success-based regulatory milestones, all of which were capitalized as intangible assets and are being amortized to cost of sales. In connection with the approval of empagliflozin in Europe, we paid a success-based regulatory milestone of

$61.2 million, which was capitalized as an intangible asset and will be amortized to cost of sales. We incurred milestone-related expenses of $97.2 million in connection with regulatory submissions for empagliflozin in the U.S., Europe, and Japan during 2013. These regulatory submission milestones were recorded as research and development expenses. We may also pay up to 180.0 million euro in additional success-based regulatory milestones for empagliflozin.
During 2013, we earned $50.0 million in milestones for the regulatory submissions of our new insulin glargine product in the U.S., Europe, and Japan. These submission milestones were recorded as income in other–net, (income) expense. In the future, we will be eligible to receive up to $250.0 million in success-based regulatory milestones on our new insulin glargine product.
The companies share ongoing development costs equally. The companies also share in the commercialization costs and gross margin for any product resulting from the collaboration that receives regulatory approval. We record our portion of the gross margin as collaboration and other revenue, and we record our portion of the commercialization costs as marketing, selling, and administrative expense. Each company will also be entitled to potential performance payments on sales of the molecules they contribute to the collaboration. Our revenue related to Trajenta was $90.3 million and $54.8 million for the three months ended June 30, 2014 and 2013, respectively, and $167.1 million and $97.4 million for the six months ended June 30, 2014 and 2013, respectively.
Effient®
We are in a collaborative arrangement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) to develop, market, and promote Effient. We and Daiichi Sankyo co-promote Effient in certain territories (including the U.S. and five major European markets), while we have exclusive marketing rights in certain other territories. Daiichi Sankyo has exclusive marketing rights in Japan and certain other territories. The parties share approximately 50/50 in the profits, as well as in the costs of development and marketing in the co-promotion territories. A third party manufactures bulk product, and we produce the finished product for our exclusive and co-promotion territories. We record product sales in our exclusive and co-promotion territories. In our exclusive territories, we pay Daiichi Sankyo a royalty specific to these territories. Profit-share payments due to Daiichi Sankyo are recorded as marketing, selling, and administrative expenses. All royalties due to Daiichi Sankyo and the third-party manufacturer are recorded in cost of sales. Effient sales were $133.6 million and $137.4 million for the three months ended June 30, 2014 and 2013, respectively, and $252.9 million and $253.2 million for the six months ended June 30, 2014 and 2013, respectively.
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
The following table summarizes our revenue recognized with respect to Erbitux:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net product sales	$12.4	$12.5	$25.6	$37.7
Collaboration and other revenue	81.1	79.3	158.7	148.9
Total revenue	$93.5	$91.8	$184.3	$186.6
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
Responsibilities associated with clinical and other ongoing studies are apportioned between the parties under the agreements. Collaborative reimbursements due to us for supply of clinical trial materials; for research and development; and for a portion of marketing, selling, and administrative expenses are recorded as a reduction to the respective expense line items on the consolidated condensed statement of operations. We receive a distribution fee in the form of a royalty from BMS, based on a percentage of net sales in the U.S. and Canada, which is recorded in collaboration and other revenue. Royalties due to third parties are recorded as a reduction of collaboration and other revenue, net of any royalty reimbursements due from third parties.
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
Merck manufactures Erbitux for supply in its territory as well as for Japan. We receive a royalty on the sales of Erbitux outside of the U.S. and Canada, which is included in collaboration and other revenue as earned. Royalties due to third parties are recorded as a reduction of collaboration and other revenue, net of any royalty reimbursements due from third parties.
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
We recognized net product sales of $21.0 million and $85.1 million with respect to exenatide for the three and six months ended June 30, 2013, respectively. Net product sales of exenatide were insignificant in 2014.
We recognized income of $495.4 million in other-net, (income) expense related to termination of the exenatide collaboration with Amylin during the first quarter of 2013.

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
Baricitinib
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte) which provides us the development and commercialization rights to its Janus tyrosine kinase (JAK) inhibitor compound, now known as baricitinib, and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent if the product is successfully commercialized. The agreement provides Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. In 2010, Incyte exercised its option to co-develop baricitinib in rheumatoid arthritis. The agreement also provides Incyte with an option to co-promote in the U.S. and calls for payments associated with certain development, success-based regulatory, and sales-based milestones. Upon initiation of Phase III trials for the treatment of rheumatoid arthritis in the fourth quarter of 2012, we incurred a milestone-related expense of $50.0 million which was recorded as research and development expense. As of June 30, 2014, Incyte is eligible to receive up to $415.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones as well as an additional $150.0 million of potential sales-based milestones.
Tanezumab
In October 2013, we entered into a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the potential treatment of osteoarthritis pain, chronic low back pain and cancer pain. Tanezumab is currently in Phase III development and is subject to a partial clinical hold by the FDA pending submission of nonclinical data to the FDA. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. Contingent upon the parties continuing in the collaboration after receipt of the FDA's response to the submission of the nonclinical data, we will be obligated to pay an upfront fee of $200.0 million. This payment would be immediately expensed. In addition to this fee, we may pay up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab. Both parties have the right to terminate the agreement under certain circumstances.
Summary of Commission and Profit-Share Payments
The aggregate amount of marketing, selling, and administrative expense associated with our commission and profit-sharing obligations for the collaborations and other arrangements described above was $53.9 million and $55.2 million for the three months ended June 30, 2014 and 2013, respectively, and $101.9 million and $100.4 million for the six months ended June 30, 2014 and 2013, respectively.
Amortization of Intangible Assets
We record, as finite-lived intangible assets, the cost of milestone payments associated with products approved for marketing, as well as the cost of rights to assets approved for marketing that were acquired in business combinations. We also record finite-lived intangible assets for the cost of licensed platform technologies that have alternative future uses in research and development; manufacturing technologies; and customer relationships from business combinations. Amortization expense related to these finite-lived intangibles was $134.1 million and $145.2 million for the three months ended June 30, 2014 and 2013, respectively, and $265.9 million and $291.3 million for the six months ended June 30, 2014 and 2013, respectively.
Note 5: Asset Impairment, Restructuring, and Other Special Charges
There were no asset impairment, restructuring, and other special charges recognized in the quarter ended June 30, 2014 compared to $63.5 million during the same period in 2013. For the six months ended June 30, 2014, we recognized $31.4 million of asset impairment, restructuring, and other special charges compared to $85.2 million during the same period in 2013. The 2014 charges related primarily to costs for actions taken to reduce our cost structure. The 2013 charges related primarily to costs associated with the decision to close a packaging and distribution facility in Germany and severance costs for actions taken to reduce the company's cost structure.
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
We may enter into foreign currency forward contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2014, we had outstanding foreign currency forward commitments to purchase 1.12 billion U.S. dollars and sell 819.1 million euro, commitments to purchase 1.13 billion euro and sell 1.53 billion U.S. dollars, commitments to purchase 291.4 million U.S. dollars and sell 29.64 billion Japanese yen, and commitments to purchase 149.4 million British pounds and sell 187.0 million euro, which will all settle within 30 days.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. At June 30, 2014, substantially all of our total debt is at a fixed rate. We have converted approximately 50 percent of our fixed-rate debt to floating rates through the use of interest rate swaps.
Investments in debt securities are subject to different interest rate risks based on their maturities. We may manage the average maturity of our investments in debt securities to achieve economic returns using interest rate contracts, none of which are designated as hedging instruments. As of June 30, 2014, the total notional amounts of fixed-interest rate contracts not designated as hedging instruments were $457.0 million, which will all settle within 9 months.
We may enter into forward contracts and designate them as cash flow hedges to limit the potential volatility of earnings and cash flow associated with forecasted sales of available-for-sale securities.
We may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. Upon completion of a debt issuance and termination of the swap, the change in fair value of these instruments is recorded as part of other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement. As of June 30, 2014, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $700.0 million, which will all settle within 9 months.
The Effect of Risk-Management Instruments on the Consolidated Condensed Statement of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fair value hedges:
Effect from hedged fixed-rate debt	$41.9	$(144.3)	$93.7	$(213.3)
Effect from interest rate contracts	(41.9)	144.3	(93.7)	213.3
Cash flow hedges:
Effective portion of losses on equity contracts reclassified from accumulated other comprehensive loss(1)	27.9	—	67.4	—
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	2.2	2.2	4.4	4.4
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	20.9	(7.6)	20.6	(7.5)
Net losses on interest rate contracts not designated as hedging instruments	1.1	—	1.1	—
1 Realized gains on the sale of the underlying equity securities recognized in other–net, (income) expense for the three and six months ended June 30, 2014 were $57.3 million and $126.3 million, respectively.
The effective portion of net gains on equity contracts in designated cash flow hedging relationships recorded in other comprehensive income (loss) was $34.6 million and $10.1 million for the three months ended June 30, 2014 and 2013, respectively, and $120.5 million and $8.9 million for the six months ended June 30, 2014 and 2013, respectively. During the next six months, we expect to sell the underlying equity securities in designated cash flow hedging relationships that were outstanding at June 30, 2014, and will reclassify to earnings the accumulated other comprehensive loss related to the cash flow hedges and the unrealized gains on the underlying equity securities. The unrealized gains are in excess of the losses on the cash flow hedges.
During the next 12 months, we expect to reclassify from accumulated other comprehensive loss to earnings $9.0 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on our floating rate debt.
During the six months ended June 30, 2014 and 2013, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at June 30, 2014 and December 31, 2013 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
Description	Carrying Amount	Amortized Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2014
Cash and cash equivalents	$3,765.7	$3,765.7	$3,707.3	$58.4	$	$3,765.7

Short-term investments:
Government-related debt securities:
U.S. government and agencies	$125.2	$125.2	$125.2			$125.2
Foreign and other	60.0	60.0		60.0		60.0
Corporate debt securities	1,035.0	1,032.2		1,035.0		1,035.0
Other securities	1.2	1.2		1.2		1.2
Marketable equity	139.4	37.5	139.4			139.4
Short-term investments	$1,360.8	$1,256.1

Noncurrent investments:
Government-related debt securities:
U.S. government and agencies	$804.4	$805.5	$770.3	$34.1	$	$804.4
Foreign and other	90.4	90.4		90.4		90.4
Corporate debt securities	4,442.1	4,408.3		4,442.1		4,442.1
Mortgage-backed	368.1	374.1		368.1		368.1
Asset-backed	469.1	471.0		469.1		469.1
Other securities	7.9	8.3		7.9		7.9
Marketable equity	94.6	31.8	94.6			94.6
Equity method and other investments(1)	373.1	373.1
Noncurrent investments	$6,649.7	$6,562.5

December 31, 2013
Cash and cash equivalents	$3,830.2	$3,830.2	$3,772.6	$57.6	$	$3,830.2

Short-term investments:
U.S. government and agencies	$276.4	$276.6	$276.4	$	$	$276.4
Corporate debt securities	931.7	929.8		931.7		931.7
Other securities	2.7	2.7		2.7		2.7
Marketable equity	356.3	75.0	356.3			356.3
Short-term investments	$1,567.1	$1,284.1

Noncurrent investments:
U.S. government and agencies	$1,115.6	$1,126.1	$1,035.6	$80.0	$	$1,115.6
Corporate debt securities	4,940.5	4,933.7		4,940.5		4,940.5
Mortgage-backed	636.0	652.4		636.0		636.0
Asset-backed	490.0	494.5		490.0		490.0
Other securities	7.3	8.3		7.3		7.3
Marketable equity	81.2	22.8	81.2			81.2
Equity method and other investments(1)	354.3	354.3
Noncurrent investments	$7,624.9	$7,592.1
1 Fair value not applicable

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Long-term debt, including current portion
June 30, 2014	$(5,311.3)	$	$(5,671.6)	$	$(5,671.6)
December 31, 2013	(5,212.9)		(5,490.9)		(5,490.9)

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2014
Risk-management instruments
Interest rate contracts designated as hedging instruments:
Sundry	$375.2		$375.2		$375.2
Other current liabilities	(13.5)		(13.5)		(13.5)
Other noncurrent liabilities	(0.3)		(0.3)		(0.3)
Interest rate contracts not designated as hedging instruments:
Other current liabilities	(1.1)		(1.1)		(1.1)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	7.5		7.5		7.5
Other current liabilities	(6.7)		(6.7)		(6.7)
Equity contracts designated as hedging instruments:
Other current liabilities	(29.1)		(29.1)		(29.1)

December 31, 2013
Risk-management instruments
Interest rate contracts designated as hedging instruments:
Other receivables	20.1		20.1		20.1
Sundry	278.7		278.7		278.7
Other noncurrent liabilities	(0.9)		(0.9)		(0.9)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	6.7		6.7		6.7
Other current liabilities	(7.1)		(7.1)		(7.1)
Equity contracts designated as hedging instruments:
Other current liabilities	(149.6)		(149.6)		(149.6)
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
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of June 30, 2014:

	Maturities by Period
	Total	Less Than 1 Year	2-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$7,403.4	$1,221.4	$5,449.6	$334.2	$398.2

A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	June 30, 2014	December 31, 2013
Unrealized gross gains	$206.8	$375.6
Unrealized gross losses	14.9	59.8
Fair value of securities in an unrealized gain position	5,422.5	4,982.7
Fair value of securities in an unrealized loss position	1,771.6	3,664.7
Other-than-temporary impairment losses on investment securities of $7.4 million were recognized in the consolidated condensed statement of operations for the three and six months ended June 30, 2014. Other-than-temporary impairment losses on investment securities of $5.2 million were recognized in the consolidated condensed statement of operations for the six months ended June 30, 2013. No charges were recognized during the second quarter of 2013. For fixed-income securities, the amount of credit losses represents the difference between the present value of cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing the credit loss were the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration.
The securities in an unrealized loss position include fixed-rate debt securities of varying maturities. The value of fixed-income securities is sensitive to changes in the yield curve and other market conditions. Approximately 85 percent of the securities in a loss position are investment-grade debt securities. At this time, there is no indication of default on interest or principal payments for debt securities other than those for which an other-than-temporary impairment charge has been recorded. We do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and we have concluded that no additional other-than-temporary loss is required to be charged to earnings as of June 30, 2014.
Activity related to our investment portfolio, substantially all of which related to available-for-sale securities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$3,447.0	$3,587.6	$7,189.2	$6,939.7
Realized gross gains on sales	84.8	28.2	164.6	38.2
Realized gross losses on sales	11.1	5.4	15.1	7.9
Realized gains and losses on sales of investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.

Note 7: Stock-Based Compensation
Our stock-based compensation expense consists of performance awards (PAs), shareholder value awards (SVAs), and restricted stock units (RSUs). We recognized pretax stock-based compensation expense of $38.6 million and $33.7 million for the three months ended June 30, 2014 and 2013, respectively, and $76.9 million and $68.8 million for the six months ended June 30, 2014 and 2013, respectively.
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain pre-established earnings-per-share targets over a two-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement periods. As of June 30, 2014, the total remaining unrecognized compensation cost related to nonvested PAs was $39.9 million, which will be amortized over the weighted-average remaining requisite service period of 15 months.
SVAs are granted to officers and management and are payable in shares of common stock at the end of a three-year period. The number of shares actually issued, if any, varies depending on our stock price at the end of the three-year vesting period compared to pre-established target stock prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. As of June 30, 2014, the total remaining unrecognized compensation cost related to nonvested SVAs was $81.5 million, which will be amortized over the weighted-average remaining requisite service period of 24 months.
RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, typically three years. As of June 30, 2014, the total remaining unrecognized compensation cost related to nonvested RSUs was $89.7 million, which will be amortized over the weighted-average remaining requisite service period of 25 months.
Note 8: Shareholders’ Equity
During the six months ended June 30, 2014, we purchased $200.0 million of shares associated with our previously announced $5.00 billion share repurchase program. During the six months ended June 30, 2013, we purchased the remaining $1.10 billion of shares associated with our $1.50 billion share repurchase program.
Note 9: Income Taxes
The U.S. examinations related to tax years 2010-2012 commenced during the fourth quarter of 2013. Because the examination of tax years 2010-2012 is still in the early stages, the resolution of matters in this audit period will likely extend beyond the next 12 months.

Note 10: Retirement Benefits
Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014		2013
Components of net periodic benefit cost:
Service cost	$67.6	$71.1	$130.3		$140.8
Interest cost	118.0	108.9	237.2		218.3
Expected return on plan assets	(189.1)	(174.8)	(378.4)		(349.7)
Amortization of prior service cost	0.9	2.6	1.8	—	5.2
Recognized actuarial loss	69.4	99.2	138.5		195.2
Net periodic benefit cost	$66.8	$107.0	$129.4		$209.8

	Retiree Health Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit (income) cost:
Service cost	$11.7	$15.1	$23.0	$30.2
Interest cost	22.6	23.3	43.8	46.7
Expected return on plan assets	(35.9)	(32.7)	(71.9)	(65.5)
Amortization of prior service benefit	(7.3)	(5.9)	(14.6)	(12.8)
Recognized actuarial loss	5.0	23.2	10.1	46.2
Net periodic benefit (income) cost	$(3.9)	$23.0	$(9.6)	$44.8
Contributions to our global defined benefit pension and post-retirement health benefit plans to satisfy minimum funding requirements as well as additional discretionary funding in the aggregate were not material during the six months ended June 30, 2014, and are not expected to be material for the remainder of 2014.
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
Alimta Patent Litigation and Administrative Proceedings
A number of generic manufacturers are seeking approvals in various countries to market generic forms of Alimta prior to the expiration of our vitamin dosage regimen patents, alleging that those patents are invalid, not infringed, or both. We believe our Alimta vitamin dosage patents are valid and enforceable against these generic manufacturers and we expect to prevail in these proceedings. However, it is not possible to determine the ultimate outcome of the proceedings, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. We expect a loss of exclusivity for Alimta would result in a rapid and severe decline in future revenues in the relevant market.
U.S. Patent Litigation
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
In October 2010, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against Teva, APP, Pliva, and Barr seeking rulings that the U.S. vitamin dosage regimen patent is valid and infringed. Teva and APP stipulated to infringement of our vitamin dosage regimen patent, with the contingency that Teva and APP would be permitted to litigate the issue of infringement if the U.S. Supreme Court vacated an en banc decision of the Federal Circuit that dealt with the issues of liability related to infringement (Akamai v. Limelight Networks). Thus, the sole issue before the district court was to determine the issue of patent validity.
Trial in this case occurred in August 2013. In March 2014, the court ruled that the asserted claims of the vitamin dosage patent are valid. The defendants filed their notice of appeal in April 2014. In January 2012 and April 2012, we filed similar lawsuits in the same court against Accord and Apotex, respectively. We filed a second lawsuit against Accord in February 2013. The Accord and Apotex cases have been consolidated and stayed by the court and the parties have agreed to be bound by the outcome of the Teva/APP litigation. In September 2013, we filed a similar lawsuit in the same court against Sun and Sun Global seeking a ruling that our patent is valid and infringed. This case has been stayed, and we and Sun have agreed to be bound by the outcome of the Teva/APP litigation. In January 2014, we filed a similar lawsuit in the same court against Glenmark seeking a ruling that our patent is valid and infringed. That case was amended in March 2014 to add two related Glenmark companies. This case has been stayed, and Lilly and Glenmark have agreed to be bound by the outcome of the Teva/APP litigation.
In June of 2014, the U.S. Supreme Court vacated the Akamai decision. In July of 2014, the court of appeals entered an order remanding the case back to the district court to consider the issue of infringement. Further proceedings on the merits of the issue of infringement have not yet been scheduled.
European Patent Litigation and Administrative Proceedings
Generic manufacturers filed an opposition to the European Patent Office's decision to grant us a vitamin dosage regimen patent. The Opposition Division of the European Patent Office upheld the patent and the generic manufacturers lodged an appeal. In addition, in the UK, Actavis Group ehf and other Actavis companies filed litigation asking for a declaratory judgment that commercialization of certain salt forms of pemetrexed (the active ingredient in Alimta) would not infringe the vitamin dosage regimen patents in the UK, Italy, France, Germany, and Spain. This trial occurred in April 2014. In May 2014, the court ruled that the vitamin dosage patents for Alimta would not be infringed by the defendants' commercialization of alternative salt forms of pemetrexed, after expiration of the compound patents in 2015. We filed a motion to appeal the court's ruling in June 2014.
We commenced separate infringement proceedings against certain Actavis companies in Germany. The German case was heard by the trial court in March 2014. In April 2014, the German trial court ruled in our favor. The defendants filed their notice of appeal in May 2014.
Japanese Administrative Proceedings
We were notified in March 2014 that one generic manufacturer, Sawai Pharmaceutical Company Limited, has filed a demand for invalidation of the vitamin dosage regimen patent with the Japanese Patent Office. We are in the process of answering the demand.
Actos® Product Liability Litigation
We are named along with Takeda Chemical Industries, Ltd., and Takeda affiliates as a defendant in approximately 4,200 product liability cases in the U.S. related to the diabetes medication Actos, which we co-promoted with Takeda in the U.S. from 1999 until September 2006. Our agreement with Takeda calls for Takeda to defend and indemnify us against our losses and expenses with respect to the U.S. product liability litigation and other related expenses in accordance with the terms of the agreement.
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

On April 7, 2014, a jury in the Western District of Louisiana found in favor of the plaintiffs in the case of Terrence Allen, et al. v. Takeda Pharmaceuticals, et al., no. 6:12-md-00064. Because of the existence of the indemnification agreement, Lilly tendered its defense of the case to Takeda. The jury awarded $1.5 million in compensatory damages to plaintiffs (allocated 75 percent to Takeda and 25 percent to us) and punitive damages of $6.00 billion against Takeda and $3.00 billion against us. We believe the evidence did not support plaintiffs’ claims and strongly disagree with the verdict. We and Takeda intend to vigorously challenge this outcome through all available legal means.
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
Byetta Product Liability Litigation
We are named as a defendant in approximately 360 Byetta product liability lawsuits involving approximately 800 plaintiffs. Approximately 95 of these lawsuits, covering about 500 plaintiffs, are filed in California state court and coordinated in a Los Angeles Superior Court. Approximately 260 lawsuits, covering about 290 plaintiffs, are filed in federal court, the majority of which are coordinated in a multi-district litigation in the Southern District of California. The remaining approximately 10 lawsuits, representing about 10 plaintiffs, are in various state courts. Approximately 300 of the lawsuits, involving approximately 415 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer). We are aware of approximately 400 additional claimants who have not yet filed suit. The majority of these additional claims allege damages for pancreatitis. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Prozac® Product Liability Litigation
We are named as a defendant in approximately 10 U.S. lawsuits primarily related to allegations that the antidepressant Prozac caused or contributed to birth defects in the children of women who ingested the drug during pregnancy. We are aware of approximately 550 additional claims related to birth defects, which have not yet been filed. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Brazil–Employee Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. The plaintiffs allege that some employees at the facility were exposed to benzene and heavy metals; however, Lilly Brasil maintains that these alleged contaminants were never used in the facility. In May 2014, the labor court judge ruled against Lilly Brasil. The judge's ruling orders Lilly Brasil to undertake several actions of unspecified financial impact, including paying lifetime medical insurance for the employees and contractors who worked at the Cosmopolis facility more than 6 months during the affected years and their children born during and after this period. While we cannot currently estimate the range of reasonably possible financial losses that could arise in the event we do not ultimately prevail in the litigation, the judge has estimated the total financial impact of the ruling to be approximately $450 million plus interest. We strongly disagree with the decision and filed an appeal in May 2014. We are also named in approximately 30 lawsuits filed in the same court by individual former employees making similar claims. We believe these lawsuits are without merit and are prepared to defend against them vigorously.
Product Liability Insurance
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims in the future. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.

Note 12:    Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended June 30, 2014 and June 30, 2013:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2014	$459.7	$166.2	$(2,443.5)	$(139.7)	$(1,957.3)

Other comprehensive income (loss) before reclassifications	8.2	6.4	(8.0)	(4.4)	2.2
Net amount reclassified from accumulated other comprehensive loss	—	(47.9)	48.2	19.5	19.8
Net other comprehensive income (loss)	8.2	(41.5)	40.2	15.1	22.0

Balance at June 30, 2014	$467.9	$124.7	$(2,403.3)	$(124.6)	$(1,935.3)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2013	$80.8	$90.5	$(4,086.7)	$(99.0)	$(4,014.4)

Other comprehensive income (loss) before reclassifications	12.1	(23.0)	5.3	(5.8)	(11.4)
Net amount reclassified from accumulated other comprehensive loss	—	(0.5)	76.2	1.4	77.1
Net other comprehensive income (loss)	12.1	(23.5)	81.5	(4.4)	65.7

Balance at June 30, 2013	$92.9	$67.0	$(4,005.2)	$(103.4)	$(3,948.7)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the six months ended June 30, 2014 and June 30, 2013:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$463.0	$205.2	$(2,489.1)	$(181.8)	$(2,002.7)

Other comprehensive income (loss) before reclassifications	4.9	16.7	(6.5)	10.7	25.8
Net amount reclassified from accumulated other comprehensive loss	—	(97.2)	92.3	46.5	41.6
Net other comprehensive income (loss)	4.9	(80.5)	85.8	57.2	67.4

Balance at June 30, 2014	$467.9	$124.7	$(2,403.3)	$(124.6)	$(1,935.3)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$426.8	$72.5	$(4,195.2)	$(101.2)	$(3,797.1)

Other comprehensive income (loss) before reclassifications	(333.9)	(1.7)	37.7	(5.1)	(303.0)
Net amount reclassified from accumulated other comprehensive loss	—	(3.8)	152.3	2.9	151.4
Net other comprehensive income (loss)	(333.9)	(5.5)	190.0	(2.2)	(151.6)

Balance at June 30, 2013	$92.9	$67.0	$(4,005.2)	$(103.4)	$(3,948.7)

The tax effect on the unrealized net gains (losses) on securities was a benefit of $22.3 million and $11.6 million for the three months ended June 30, 2014 and 2013, respectively, and a benefit of $43.5 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively.
The tax effect related to our defined benefit pension and retiree health benefit plans was an expense of $16.5 million and $42.1 million for the three months ended June 30, 2014 and 2013, respectively, and an expense of $40.0 million and $89.1 million for the six months ended June 30, 2014 and 2013, respectively.
The tax effect on the effective portion of cash flow hedges was an expense of $8.2 million and a benefit of $2.3 million for the three months ended June 30, 2014 and 2013, respectively, and an expense of $30.6 million and a benefit of $1.3 million for the six months ended June 30, 2014 and 2013, respectively. Income taxes are not provided for foreign currency translation.

	Reclassifications Out of Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected line Item in the Consolidated Condensed Statements of Operations

	2014	2013	2014	2013
Amortization of defined pension benefit items:
Prior service benefits, net	$(6.4)	$(3.3)	$(12.8)	$(7.6)	(1)
Actuarial losses	74.4	122.4	148.6	241.4	(1)
Total before tax	68.0	119.1	135.8	233.8
Tax benefit	(19.8)	(42.9)	(43.5)	(81.5)
Net of tax	48.2	76.2	92.3	152.3

Unrealized gains/losses on available-for-sale securities:
Realized gains, net	(73.7)	(0.8)	(149.5)	(8.3)	Other–net, (income) expense
Impairment losses	—	—	—	2.5	Other–net, (income) expense
Total before tax	(73.7)	(0.8)	(149.5)	(5.8)
Tax expense	25.8	0.3	52.3	2.0
Net of tax	(47.9)	(0.5)	(97.2)	(3.8)

Other, net of tax	19.5	1.4	46.5	2.9	Other–net, (income) expense
Total reclassifications for the period (net of tax)	$19.8	$77.1	$41.6	$151.4

[1]	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10).

Note 13: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense	$35.5	$40.3	$73.3	$80.6
Interest income	(33.6)	(29.7)	(68.0)	(53.3)
Income related to termination of the exenatide collaboration with Amylin (Note 4)	—	—	—	(495.4)
Other	(55.7)	(22.5)	(115.1)	(73.0)
Other–net, (income) expense	$(53.8)	$(11.9)	$(109.8)	$(541.1)
Other–net, income of $541.1 million for the first six months of 2013 is primarily related to the income recognized from the transfer to Amylin of exenatide commercial rights in all markets outside the United States. See Note 4 for additional information.

Note 14: Segment Information
We operate in two business segments—human pharmaceutical products and animal health. Our business segments are distinguished by the ultimate end user of the product—humans or animals. Performance is evaluated based on profit or loss from operations before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:
Endocrinology	$1,739.6	$1,784.3	$3,378.8	$3,509.2
Neuroscience	893.7	2,004.5	1,858.1	3,853.4
Oncology	858.4	808.1	1,622.7	1,572.3
Cardiovascular	765.3	731.3	1,478.1	1,425.3
Other pharmaceuticals	77.4	58.0	152.4	129.1
Total human pharmaceutical products	4,334.4	5,386.2	8,490.1	10,489.3
Animal health	601.2	543.5	1,128.6	1,042.4
Total segment revenue	$4,935.6	$5,929.7	$9,618.7	$11,531.7
Segment profits:
Human pharmaceutical products(1)	$803.1	$1,430.7	$1,590.8	$2,778.8
Animal health(2)	137.3	147.7	271.8	277.0
Total segment profits	$940.4	$1,578.4	$1,862.6	$3,055.8
Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$940.4	$1,578.4	$1,862.6	$3,055.8
Other profits (losses):
Income related to termination of the exenatide collaboration with Amylin (Note 4)	—	—	—	495.4
Asset impairment, restructuring, and other special charges (Note 5)	—	(63.5)	(31.4)	(85.2)
Total consolidated income before taxes	$940.4	$1,514.9	$1,831.2	$3,466.0

[1]
Human pharmaceutical products segment profit includes total depreciation and amortization expense of $316.0 million and $343.2 million for the three months ended June 30, 2014 and 2013, respectively, and $641.2 million and $698.9 million for the six months ended June 30, 2014 and 2013, respectively.

[2]
Animal health segment profit includes total depreciation and amortization expense of $32.4 million and $20.7 million for the three months ended June 30, 2014 and 2013, respectively, and $56.0 million and $46.5 million for the six months ended June 30, 2014 and 2013, respectively.

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

Financial Results
Worldwide total revenue decreased 17 percent to $4.94 billion and decreased 17 percent to $9.62 billion in the second quarter and first six months of 2014, respectively. The decrease was primarily driven by the loss of U.S. patent exclusivity for Cymbalta® in December 2013 and Evista® in March 2014, partially offset by volume growth in several other products. For the second quarter of 2014, the decreases in revenue and gross margin were partially offset by decreases in research and development and marketing, selling and administrative expenses. For the first six months of 2014, the decreases in revenue and gross margin and a decrease in other income were partially offset by decreases in research and development, marketing, selling, and administrative expenses, and a lower effective tax rate. As a result, net income for the second quarter and first six months of 2014 decreased 39 percent to $733.5 million and 47 percent to $1.46 billion, respectively. EPS for the second quarter and first six months of 2014 decreased 39 percent to $0.68 per share and 46 percent to $1.36, respectively. EPS for the second quarter and first six months of 2014 also benefited from a lower number of shares outstanding compared to the same respective periods in 2013 as a result of our share repurchase programs.
The following highlighted items affect comparisons of our financial results for the three and six months ended June 30, 2014 and 2013:
2014
Asset Impairment, Restructuring, and Other Special Charges (Note 5)

•	We recognized charges in the first quarter of $31.4 million (pretax), or $0.02 per share, related to restructuring costs for actions being taken to reduce our cost structure.
2013
Collaborations (Note 4)

•	We recognized income in the first quarter of $495.4 million (pretax), or $0.29 per share, related to the transfer to Amylin of exenatide commercial rights in all markets outside the United States.
Asset Impairment, Restructuring, and Other Special Charges (Note 5)

•
We recognized charges in the second quarter of $63.5 million (pretax), or $0.04 per share, primarily related to costs associated with the decision to close a packaging and distribution facility in Germany.

•	We recognized charges in the first quarter of $21.7 million (pretax), or $0.01 per share, related to severance costs for actions taken to reduce our cost structure.
Late-Stage Pipeline
Our long-term success depends to a great extent on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on molecules currently in development by other biotechnology or pharmaceutical companies. We currently have approximately 55 potential new drugs in human testing or under regulatory review, and a larger number of projects in preclinical research.
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
The following are late-stage pipeline updates since January 1, 2014:
Basal insulin peglispro—In May 2014, we announced positive top-line results of three completed Phase III clinical trials studying basal insulin peglispro in patients with type 2 diabetes. The primary efficacy endpoint of non-inferior reduction in hemoglobin A1c (HbA1c) compared to insulin glargine was met in all three trials. Having met the primary endpoints, superiority for HbA1c lowering was examined and, in all three trials, basal insulin peglispro showed a statistically superior reduction in HbA1c compared with insulin glargine.
Dulaglutide—In February 2014, we announced positive top-line results of the sixth Phase III AWARD trial studying dulaglutide as a once-weekly treatment for type 2 diabetes. In the AWARD-6 study, once-weekly dulaglutide 1.5 mg achieved the primary endpoint of non-inferiority to once-daily liraglutide 1.8 mg, as measured by the reduction of hemoglobin A1c (HbA1c) from baseline at 26 weeks.
Empagliflozin—In April 2014, we and Boehringer Ingelheim announced the FDA accepted the filing of the New Drug Application (NDA) for the investigational combination tablet of empagliflozin and linagliptin (Trajenta) for the treatment of adults with type 2 diabetes.
In May 2014, we and Boehringer Ingelheim announced the European Commission granted marketing authorization for Jardiance® (empagliflozin) for the treatment of type 2 diabetes to improve glycemic control in adults. We and Boehringer Ingelheim anticipate launch of the product in European countries to begin in the third quarter of 2014.
In June 2014, we and Boehringer Ingelheim announced the resubmission of an NDA for empagliflozin for the treatment of type 2 diabetes in the United States. This is a Class 1 resubmission under FDA regulations and is the next step in pursuing approval of empagliflozin following resolution of deficiencies previously observed by the FDA in the Boehringer Ingelheim facility where empagliflozin will be manufactured. We expect a response from the FDA in the third quarter of 2014. The FDA did not ask for any new clinical trials to support the approval of the application.
New insulin glargine product—In January 2014, Sanofi-Aventis U.S. LLC (Sanofi) filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging patent infringement with respect to our insulin glargine product for which we are seeking approval from the FDA. Sanofi asserts infringement of three patents relating to pen injector devices and two patents relating to insulin glargine formulations. Under the Hatch-Waxman Act, the initiation of the lawsuit automatically invokes a stay of FDA approval of the product for a period of 30 months, which may be shortened in the event of an earlier decision in our favor. We believe the lawsuit is without merit, and we are prepared to vigorously defend against the allegations. In July 2014, Sanofi filed a second suit against us in the same court alleging infringement of patents relating to the use of our insulin glargine formulation in a cartridge. We do not believe the application infringes any of the asserted patents, and we believe we will prevail in the litigation.
In June 2014, the European Medicines Agency's (EMA) medicinal committee issued a positive opinion, recommending approval of the new insulin glargine product for the treatment of type 1 and type 2 diabetes. The positive opinion is now referred for final action to the European Commission.
Ramucirumab—In April 2014, we announced the FDA's approval of Cyramza™ (ramucirumab), an anti-vascular endothelial growth factor receptor-2 (VEGFR-2) monoclonal antibody, as a single agent treatment for patients with advanced or metastatic gastric cancer or gastroesophageal junction adenocarcinoma with disease progression on or after prior fluoropyrimidine- or platinum-containing chemotherapy. With this approval, Cyramza becomes the first FDA-approved treatment for patients in this setting. Product sales of Cyramza began in the U.S. during the second quarter of 2014.
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
In June 2014, we announced that the Phase III REACH trial in patients with liver cancer did not meet its primary endpoint as overall survival favored the Cyramza arm, but was not statistically significant. The next steps for Cyramza as a potential treatment of liver cancer will be determined after discussions with regulators.
In June 2014, we announced our submission to the FDA of a supplemental biologic license application for Cyramza in combination with paclitaxel for the treatment of second-line gastric cancer. We expect FDA action in the first half of 2015. We have also submitted for this indication in the EU. In addition, we are currently studying Cyramza in Phase III studies for the treatment of colorectal cancer.
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
Legal, Regulatory, and Other Matters
In April 2014, we announced an agreement to acquire Novartis Animal Health in an all-cash transaction for approximately $5.4 billion. Novartis Animal Health, which operates in approximately 40 countries, generated revenue of approximately $1.1 billion in 2013. We will acquire Novartis Animal Health’s nine manufacturing sites, six dedicated R&D facilities, a global commercial infrastructure with a portfolio of approximately 600 products, a pipeline with more than 40 projects in development, and more than 3,000 employees. We expect that the acquisition will expand and complement Elanco’s product portfolio, R&D and manufacturing capabilities, and commercial presence in key geographies. In particular, it is expected to provide Elanco with a greater commercial presence in the companion animal and swine markets, expand Elanco’s presence in equine and vaccines areas, and create an entry into the aquaculture market. The transaction is expected to close by the end of the first quarter of 2015, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, similar requirements outside the U.S., and other customary closing conditions.
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
Revenue
Worldwide total revenue decreased 17 percent to $4.94 billion for the second quarter of 2014 and decreased 17 percent to $9.62 billion for the first six months of 2014, compared with the same periods of 2013. For the second quarter, the 17 percent worldwide revenue decline was due to decreased volume. For the first six months of 2014, the 17 percent worldwide revenue decline was comprised of 13 percent due to decreased volume, 3 percent due to lower prices and 1 percent due to the unfavorable impact of foreign exchange rates. The decreases in worldwide volume for both the second quarter and first six months of 2014 were driven by the loss of U.S. patent exclusivity for Cymbalta, and to a lesser extent Evista, partially offset by volume growth in several other products. Total revenue in the U.S. decreased 30 percent to $2.38 billion for the second quarter of 2014 and decreased 32 percent to $4.46 billion for the first six months of 2014, driven by lower demand for Cymbalta and Evista following their patent expiration. U.S. revenue for the first six months of 2014 was also negatively affected by wholesaler buying patterns on various products. Total revenue outside the U.S. increased 1 percent to $2.56 billion for the second quarter of 2014, driven by increased volume, including revenue contributions by the products acquired in our acquisition of Lohmann Animal Health in the second quarter of 2014, partially offset by lower prices. Total revenue outside the U.S. increased 3 percent to $5.16 billion for the first six months of 2014, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates, primarily the Japanese yen, and lower prices.

The following tables summarize our revenue activity:

				Three Months Ended
	Three Months Ended				Percent Change from
	June 30, 2014			June 30, 2013
Product	U.S.(1)	Outside U.S.	Total	Total	2013
	(Dollars in millions)
Alimta	$321.0	$390.6	$711.6	$669.4	6%
Humalog	413.1	287.0	700.1	628.6	11%
Cialis®	266.7	301.1	567.8	529.4	7%
Cymbalta	112.3	289.0	401.3	1,497.2	(73)%
Humulin®	181.7	170.7	352.4	327.5	8%
Forteo®	127.9	180.7	308.6	296.9	4%
Zyprexa®	39.6	204.2	243.8	283.2	(14)%
Strattera®	129.5	67.9	197.4	168.3	17%
Effient	100.3	33.3	133.6	137.4	(3)%
Evista	55.0	53.3	108.3	278.7	(61)%
Other human pharmaceutical products	170.8	230.0	400.8	399.8	—%
Animal health products	331.8	269.4	601.2	543.5	11%
Total net product sales	2,249.7	2,477.2	4,726.9	5,759.9	(18)%
Collaboration and other revenue(2)	129.8	78.9	208.7	169.8	23%
Total revenue	$2,379.5	$2,556.1	$4,935.6	$5,929.7	(17)%

				Six Months Ended
	Six Months Ended				Percent Change from
	June 30, 2014			June 30, 2013
Product	U.S.(1)	Outside U.S.	Total	Total	2013
	(Dollars in millions)
Humalog	$788.5	$561.6	$1,350.1	$1,261.3	7%
Alimta	566.8	776.8	1,343.6	1,286.3	4%
Cialis	472.0	628.2	1,100.2	1,044.4	5%
Cymbalta	288.3	591.2	879.5	2,825.4	(69)%
Humulin	336.5	332.1	668.6	639.4	5%
Forteo	228.8	380.1	608.9	578.4	5%
Zyprexa	66.8	460.1	526.9	568.0	(7)%
Strattera	212.6	139.2	351.8	335.0	5%
Evista	153.0	105.3	258.3	519.2	(50)%
Effient	188.1	64.8	252.9	253.2	—%
Other human pharmaceutical products	284.1	475.3	759.4	855.4	(11)%
Animal health products	639.4	489.2	1,128.6	1,042.4	8%
Total net product sales	4,224.9	5,003.9	9,228.8	11,208.4	(18)%
Collaboration and other revenue(2)	238.8	151.1	389.9	323.3	21%
Total revenue	$4,463.7	$5,155.0	$9,618.7	$11,531.7	(17)%

[1]	U.S. revenue includes revenue in Puerto Rico.

[2]	Collaboration and other revenue consists primarily of royalties for Erbitux and revenue associated with Trajenta.

Sales of Alimta, a treatment for various cancers, increased 5 percent in the U.S., during the second quarter of 2014, driven by wholesaler buying patterns and, to a lesser extent, higher prices. For the first six months of 2014, sales in the U.S. remained flat. Sales outside the U.S. increased 7 percent during the second quarter of 2014, driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates. For the first six months of 2014, sales outside the U.S. increased 8 percent, driven by increased volume.
Sales of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 17 percent in the U.S. during the second quarter of 2014, driven by increased demand. For the first six months of 2014, U.S. sales increased 8 percent driven by increased demand, partially offset by lower net effective selling prices and wholesaler buying patterns. Sales outside the U.S. increased 4 percent during the second quarter of 2014, driven primarily by increased volume and higher prices. For the first six months of 2014, sales outside the U.S. increased 6 percent, driven by increased volume and, to a lesser extent, higher prices, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia (BPH), increased 24 percent in the U.S. during the second quarter of 2014, driven primarily by higher prices. For the first six months of 2014, U.S. sales increased 10 percent, driven by higher prices, partially offset by wholesaler buying patterns. Sales outside the U.S. decreased 4 percent during the second quarter of 2014, driven primarily by decreased volume, partially offset by higher prices. For the first six months of 2014, sales outside the U.S. increased 2 percent, driven by higher prices and, to a lesser extent, increased volume, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and in the U.S. for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, decreased 91 percent in the U.S. for the second quarter of 2014 and decreased 87 percent in the U.S. for the first six months of 2014, primarily due to lower demand resulting from the loss of U.S. patent exclusivity in December 2013. Sales outside the U.S. increased 3 percent during the second quarter of 2014 and increased 7 percent for the first six months of 2014, driven by increased volume and, for the second quarter, the favorable impact of foreign exchange rates.
Sales of Humulin, an injectable human insulin for the treatment of diabetes, increased 15 percent in the U.S. during the second quarter of 2014, driven by higher prices and, to a lesser extent, increased demand. For the first six months of 2014, U.S. sales increased 5 percent, driven by increased demand, partially offset by wholesaler buying patterns. Sales outside the U.S. increased 1 percent during the second quarter of 2014 and increased 5 percent for the first six months of 2014, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates and lower prices.
Sales of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, increased 10 percent in the U.S. during the second quarter of 2014, driven by higher prices and, to a lesser extent, increased volume. For the first six months of 2014, U.S. sales increased 1 percent, as higher prices were largely offset by wholesaler and retailer buying patterns. Sales outside the U.S. were essentially flat during the second quarter of 2014. For the first six months of 2014, sales outside the U.S. increased 8 percent due to increased volume in Japan, partially offset by the unfavorable impact of foreign exchange rates.
Sales of Zyprexa, a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance, were $39.6 million and $66.8 million in the U.S. during the second quarter and first six months of 2014, respectively. Sales outside the U.S. decreased 23 percent during the second quarter of 2014, due to wholesaler buying patterns in Japan and, to a lesser extent, lower prices. For the first six months of 2014, sales outside the U.S. decreased 11 percent, due to the unfavorable impact of foreign exchange rates, primarily the Japanese yen, and lower prices.
Sales of Strattera, a treatment for attention-deficit hyperactivity disorder, increased 26 percent in the U.S. during the second quarter of 2014, driven primarily by higher net effective selling prices. For the first six months of 2014, U.S. sales increased 2 percent, as higher prices were largely offset by lower demand and wholesaler buying patterns. Sales outside the U.S. increased 3 percent during the second quarter of 2014 and increased 10 percent for the first six months of 2014, driven primarily by increased volume in Japan.
Sales of Effient, a product for the reduction of thrombotic cardiovascular events (including stent thrombosis) in patients with acute coronary syndrome who are managed with an artery-opening procedure known as percutaneous coronary intervention, including patients undergoing angioplasty, atherectomy, or stent placement, decreased 3 percent in the U.S. during the second quarter of 2014, driven by lower volume and lower net effective selling prices. For the first six months of 2014, U.S. sales were essentially flat. Sales outside the U.S. decreased 1 percent during both the second quarter and first six months of 2014, driven by lower volume, partially offset by the favorable impact of foreign exchange rates.
Sales of Evista, a product for the prevention and treatment of osteoporosis in postmenopausal women and for reduction of risk of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer, decreased 72 percent in the U.S. during the second quarter of 2014 and decreased 59 percent in the U.S. for the first six months of 2014, due to the loss of U.S. patent exclusivity in March 2014. Sales outside the U.S. decreased 33 percent during the second quarter of 2014, driven primarily by lower prices. For the first six months of 2014, sales outside the U.S. decreased 29 percent, driven by lower prices and, to a lesser extent the unfavorable impact of foreign exchange rates, partially offset by increased volume.
Sales of animal health products increased 3 percent in the U.S. during the second quarter of 2014 and increased 4 percent for the first six months of 2014, driven by volume increases for food animal products, partially offset by volume declines for companion animal products. Sales outside the U.S. increased 21 percent during the second quarter of 2014 and increased 15 percent for the first six months of 2014, driven primarily by increased volume for food animal products. Worldwide results for the three and six months ended June 30, 2014 include $23.9 million of revenue from Lohmann Animal Health, which was acquired during the second quarter of 2014.
Gross Margin, Costs, and Expenses
Gross margin as a percent of total revenue decreased 4.4 percentage points to 75.9 percent for the second quarter of 2014 and decreased 5.0 percentage points to 74.9 percent for the first six months of 2014, compared with the same periods in 2013, due primarily to lower sales of Cymbalta and Evista following U.S. patent expirations and, for the first six months of 2014, the unfavorable impact of foreign exchange rates on international inventories sold.
Marketing, selling, and administrative expenses decreased 11 percent to $1.66 billion for the second quarter of 2014 and 11 percent to $3.15 billion for the first six months of 2014, due primarily to the reduction in U.S. sales and marketing activities for Cymbalta and Evista, as well as ongoing cost containment efforts.
Research and development expenses decreased 10 percent to $1.20 billion for the second quarter of 2014 and decreased 14 percent to $2.30 billion for the first six months of 2014, driven primarily by lower late-stage clinical development costs. In addition, the first six months of 2013 included milestone payments and a charge for the discontinuation of the rheumatoid arthritis program for tabalumab taken in the first quarter of 2013.
There were no asset impairment, restructuring, and other special charges recognized in the second quarter of 2014, compared to $63.5 million for the second quarter of 2013. For the first six months of 2014 and 2013, we recognized asset impairment, restructuring, and other special charges of $31.4 million and $85.2 million, respectively. See Note 5 for additional information.
Other–net, (income) expense was income of $53.8 million and $109.8 million for the second quarter and first six months of 2014, respectively, compared with income of $11.9 million and $541.1 million for the same respective periods in 2013. The first quarter of 2013 benefited from income recognized related to the termination of the exenatide collaboration with Amylin. See Notes 4 and 13 for additional information.
The effective tax rate was 22.0 percent and 20.2 percent for the second quarter and first six months of 2014, respectively, compared with 20.4 percent and 20.5 percent for the same respective periods in 2013. The effective tax rates in 2014 include the negative impact of the expiration of the R&D tax credit in the U.S. at the end of 2013. The effective tax rate for the first six months of 2014 also includes a discrete tax benefit of approximately $30 million. For the first six months of 2013, the effective tax rate reflects the tax impact of the transfer of exenatide commercial rights outside of the U.S. to Amylin, partially offset by the one-time impact of the R&D tax credit for full-year 2012, which was recorded in the first quarter of 2013.
Financial Condition
Cash and cash equivalents decreased to $3.77 billion as of June 30, 2014, compared with $3.83 billion as of December 31, 2013, as cash flow from operations of $1.33 billion and net proceeds from the sale and maturity of investments of $1.03 billion were more than offset by dividends paid of $1.05 billion, cash paid for acquisitions (net of cash acquired) of $551.4 million, net purchases of property and equipment of $456.9 million, share repurchases of $200.0 million, and cash used for other investing and financing activities. In addition to our cash and cash equivalents, we held total investments of $8.01 billion and $9.19 billion as of June 30, 2014 and December 31, 2013, respectively. See Note 6 for additional details.
Total debt increased to $5.31 billion as of June 30, 2014, compared with $5.21 billion as of December 31, 2013 due to the increase in fair value of our hedged debt. During the first quarter of 2014, we issued $600.0 million of 1.95%

and $400.0 million of 4.65% fixed-rate notes with interest to be paid semi-annually and maturity dates of March 2019 and June 2044, respectively. Proceeds from the new debt were used to repay $1.00 billion of debt that matured in March 2014. See Note 6 for additional details. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings. We currently have $1.36 billion of unused committed bank credit facilities, $1.20 billion of which backs our commercial paper program.
During the six months ended June 30, 2014, we purchased $200.0 million of shares associated with our previously announced $5.00 billion share repurchase program.
In April 2014, we announced an agreement to acquire Novartis Animal Health for approximately $5.4 billion in an all-cash transaction. See "Executive Overview—Legal, Regulatory, and Other Matters" for additional details. We anticipate funding this acquisition with approximately $3.4 billion of cash and investments (primarily outside the U.S.) and $2.0 billion in debt to be issued. The acquisition is not expected to change our dividend policy or current share repurchase program.
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
Financial Expectations for 2014
We have revised certain elements of our 2014 guidance. For the full year of 2014, we now expect EPS to be in the range of $2.67 to $2.75. This revision reflects an acquired IPR&D charge that will be taken in the third quarter of $45.0 million (pretax), or $0.03 per share, associated with a co-discovery and co-development collaboration with Immunocore Limited to research and potentially develop novel T cell-based cancer therapies.
We still anticipate that total revenue will be between $19.4 billion and $20.0 billion. Patent expirations have driven a rapid and severe decline in Cymbalta and Evista sales in the United States. These revenue declines are expected to be partially offset by growth from a portfolio of other current products including Humalog, Trajenta, Cialis, Forteo and Alimta, as well as the animal health business and new product launches. In addition, strong revenue growth is expected in China, while a weaker Japanese yen is expected to dampen revenue growth in Japan.
We still anticipate that gross margin as a percent of revenue will be approximately 73 percent. Marketing, selling, and administrative expenses are still expected to be in the range of $6.3 billion to $6.6 billion. Research and development expenses are still expected to be in the range of $4.4 billion to $4.7 billion. Other–net, (income) expense is still expected to be in a range between $100 million and $200 million of income, benefited by gains of $150 million to $200 million on the sale of equity investments acquired as part of past business development transactions. We still expect 2014 net income to be at least $2.9 billion and still expect operating cash flow to be at least $4.0 billion. Our capital expenditures are now expected to be approximately $1.2 billion.
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

Our management, with the participation of John C. Lechleiter, Ph.D., chairman, president, and chief executive officer, and Derica W. Rice, executive vice president, global services, and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2014, and concluded that they are effective.

(b)
Changes in Internal Controls. During the second quarter of 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Along with several other manufacturers, we are named as a defendant in approximately 50 cases in the U.S. involving approximately 1,700 claimants related to the analgesics Darvon and related formulations of propoxyphene. Additionally, approximately 80 cases involving approximately 225 claimants were dismissed and are on appeal to the Sixth Circuit. All but one of these dismissals have now been upheld by the Sixth Circuit. Almost all of the active cases have been consolidated in a federal multi-district litigation in the Eastern District of Kentucky or are pending in a coordinated state court proceeding in California. We transferred the U.S. regulatory approvals and all marketing rights to our propoxyphene products in 2002 to NeoSan Pharmaceuticals, Inc. (an affiliate of aaiPharma, Inc.), which subsequently transferred all such approvals and marketing rights to Xanodyne Pharmaceuticals, Inc. We believe these claims are without merit and are prepared to defend against them vigorously.
Other Patent Litigation
In Canada, several generic companies challenged the validity of our Zyprexa patent. In September 2012, the Canadian Court of Appeals affirmed the lower court's decision that the patent was invalid for lack of utility. In 2013, our petition for leave to appeal the decision to the Supreme Court of Canada was denied. Two of the generic companies, Apotex Inc. and Teva Canada Limited, pursued claims for damages arising from Lilly’s enforcement of the patent under Canadian regulations. In April 2014, the Supreme Court of Canada dismissed Apotex's damages suit. Teva's claim for damages remains, and the total amount of damages that may be awarded to Teva will be determined through a separate trial, which has not yet been scheduled.
In January 2014, Sanofi-Aventis U.S. LLC (Sanofi) filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging patent infringement with respect to our insulin glargine product for which we are seeking approval from the FDA. See Part I, Item 2, "Management's Discussion and Analysis—Executive Overview, Late-Stage Pipeline," for additional details.
Marketing Practices Investigations
In January 2009, as part of the resolution of a government investigation related to our U.S. marketing and promotional practices with respect to Zyprexa, we entered into a Corporate Integrity Agreement (CIA) with the U.S. Department of Health and Human Services Office of Inspector General (OIG) which requires us to maintain our compliance program and to undertake a set of defined corporate integrity obligations for five years. The agreement also provides for an independent third-party review organization to assess and report on our systems, processes, procedures, and practices related to compliance with health care laws. We filed our final report to the OIG pursuant to the CIA in June 2014, and later that month, received notification from the OIG that the CIA has officially concluded.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the second quarter ended June 30, 2014:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2014	—	$—	—	$4,445.0
May 2014	2,471.2	58.65	2,471.2	4,300.0
June 2014	—	—	—	4,300.0
Total	2,471.2	58.65	2,471.2
In October 2013, we announced a $5.00 billion share repurchase program. During the second quarter of 2014, we purchased $145.0 million of shares under the program.

Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 2
Stock Asset Purchase Agreement ("SAPA") between Novartis AG and Eli Lilly and Company, dated as of April 22, 2014. In accordance with Item 601(b)(2) of Regulation S-X, the appendices and exhibits to the SAPA were not filed. The SAPA contains a list of the contents of all omitted appendices and exhibits and the Company hereby agrees to furnish a copy of any omitted document to the Securities and Exchange Commission upon request.

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

ELI LILLY AND COMPANY
(Registrant)

Date: July 28, 2014	/s/James B. Lootens
James B. Lootens
Corporate Secretary
Date: July 28, 2014	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance and Chief Accounting Officer

Index to Exhibits
The following documents are filed as a part of this Report:

Exhibit

EXHIBIT 2
Stock Asset Purchase Agreement ("SAPA") between Novartis AG and Eli Lilly and Company, dated as of April 22, 2014. In accordance with Item 601(b)(2) of Regulation S-X, the appendices and exhibits to the SAPA were not filed. The SAPA contains a list of the contents of all omitted appendices and exhibits and the Company hereby agrees to furnish a copy of any omitted document to the Securities and Exchange Commission upon request.

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