Form 10-Q
period 2016-03-31
LILLY ELI & CO
filed 2016-04-29
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED MARCH 31, 2016
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
Yes ☒ No ☐
The number of shares of common stock outstanding as of April 18, 2016:

Class	Number of Shares Outstanding
Common	1,103,837,002

Eli Lilly and Company
Form 10-Q
For the Quarter Ended March 31, 2016

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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2015, particularly under the captions “Forward-Looking Statements” and “Risk Factors.”
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$4,865.1	$4,644.7
Costs, expenses, and other:
Cost of sales	1,323.0	1,192.7
Research and development	1,221.0	1,039.3
Marketing, selling, and administrative	1,473.9	1,523.5
Acquired in-process research and development (Note 3)	—	256.0
Asset impairment, restructuring, and other special charges (Note 5)	131.4	108.0
Other–net, (income) expense (Note 12)	149.0	(92.7)
	4,298.3	4,026.8
Income before income taxes	566.8	617.9
Income taxes (Note 8)	126.7	88.4
Net income	$440.1	$529.5

Earnings per share:
Basic	$0.42	$0.50
Diluted	$0.41	$0.50
Shares used in calculation of earnings per share:
Basic	1,059.9	1,064.2
Diluted	1,063.1	1,067.0

Dividends paid per share	$0.51	$0.50
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2016	2015
Net income	$440.1	$529.5
Other comprehensive income (loss), net of tax (Note 11)	316.0	(665.7)
Comprehensive income (loss)	$756.1	$(136.2)
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$2,307.6	$3,666.4
Short-term investments (Note 6)	687.4	785.4
Accounts receivable, net of allowances of $45.5 (2016) and $44.3 (2015)	3,622.6	3,513.0
Other receivables	564.8	558.6
Inventories	3,740.2	3,445.8
Prepaid expenses and other	792.0	604.4
Total current assets	11,714.6	12,573.6
Other Assets
Investments (Note 6)	3,764.3	3,646.6
Goodwill	4,045.1	4,039.9
Other intangibles, net	4,889.8	5,034.8
Sundry	2,244.9	2,220.5
Total other assets	14,944.1	14,941.8
Property and Equipment
Land, buildings, equipment, and construction in progress	16,783.1	16,660.9
Accumulated depreciation	(8,750.0)	(8,607.4)
Property and equipment, net	8,033.1	8,053.5
Total assets	$34,691.8	$35,568.9
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$648.3	$6.1
Accounts payable	1,151.6	1,338.2
Employee compensation	548.7	967.0
Sales rebates and discounts	2,601.1	2,560.1
Dividends payable	—	539.0
Income taxes payable	114.6	358.9
Other current liabilities	2,276.6	2,460.3
Total current liabilities	7,340.9	8,229.6
Other Liabilities
Long-term debt	7,477.6	7,972.4
Accrued retirement benefits (Note 9)	2,106.6	2,160.3
Long-term income taxes payable	908.0	868.9
Other noncurrent liabilities	1,829.3	1,747.4
Total other liabilities	12,321.5	12,749.0
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders’ Equity (Note 7)
Common stock	690.3	691.3
Additional paid-in capital	5,523.0	5,552.1
Retained earnings	16,155.0	16,011.8
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(4,264.7)	(4,580.7)
Cost of common stock in treasury	(80.5)	(90.0)
Total Eli Lilly and Company shareholders’ equity	15,009.9	14,571.3
Noncontrolling interests	19.5	19.0
Total equity	15,029.4	14,590.3
Total liabilities and equity	$34,691.8	$35,568.9
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$440.1	$529.5
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	385.5	357.5
Change in deferred income taxes	30.6	(107.1)
Stock-based compensation expense	62.0	48.9
Net payments for terminations of interest rate swaps	—	(206.3)
Acquired in-process research and development	—	256.0
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(1,429.5)	(913.7)
Other non-cash operating activities, net	184.4	(49.6)
Net Cash Used for Operating Activities	(326.9)	(84.8)
Cash Flows from Investing Activities
Net purchases of property and equipment	(154.3)	(188.6)
Proceeds from sales and maturities of short-term investments	521.6	507.2
Purchases of short-term investments	(98.4)	(165.8)
Proceeds from sales of noncurrent investments	338.9	596.2
Purchases of noncurrent investments	(716.7)	(924.4)
Restricted cash released for acquisition	—	5,405.6
Cash paid for acquisitions, net of cash acquired	—	(5,276.7)
Proceeds from sale of product rights	—	410.0
Purchase of in-process research and development	—	(200.0)
Other investing activities, net	(36.5)	(2.7)
Net Cash Provided by (Used for) Investing Activities	(145.4)	160.8
Cash Flows from Financing Activities
Dividends paid	(538.3)	(527.9)
Net change in short term borrowings	(1.1)	(2,088.6)
Proceeds from issuance of long-term debt	—	2,182.0
Purchases of common stock	(300.1)	(310.6)
Other financing activities, net	23.1	43.9
Net Cash Used for Financing Activities	(816.4)	(701.2)
Effect of exchange rate changes on cash and cash equivalents	(70.1)	(181.6)

Net decrease in cash and cash equivalents	(1,358.8)	(806.8)
Cash and cash equivalents at January 1	3,666.4	3,871.6
Cash and Cash Equivalents at March 31	$2,307.6	$3,064.8
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. We issued our financial statements by filing with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing.
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
Note 2: Implementation of New Financial Accounting Pronouncements
The following table provides a brief description of accounting standards that have not yet been adopted and could have a material effect on our financial statements:

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
		This standard is effective January 1, 2018, but we are permitted to adopt this standard one year earlier if we choose. We are evaluating our anticipated date of adoption.	We are in the process of evaluating the impact of the adoption of the standard, but do not yet have enough information to estimate the anticipated impact on our consolidated financial statements.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
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
We are unable to estimate the impact of adopting this standard as the significance of the impact will depend upon our equity investments as of the date of adoption.
Accounting Standards Update 2016-02, Leases
This standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under current GAAP, on the balance sheet and requiring additional disclosures about leasing arrangements. This standard requires a modified retrospective approach to adoption.
		This standard is effective January 1, 2019, with early adoption permitted. We intend to adopt this standard on January 1, 2019.	We are in the process of determining our approach to adopting the standard, as well as the anticipated impact on our consolidated financial statements.
Accounting Standards Update 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting
This standard will require entities to recognize all excess tax benefits and tax deficiencies in the statement of operations as a discrete item in the reporting period in which they occur. The standard also allows an employer to withhold up to the maximum statutory tax rate and still qualify for equity classification. Classification of excess tax benefits on the statement of cash flows should be classified as an operating activity, and employee taxes paid when an employer withholds shares for tax-withholding purposes should be classified as a financing activity. The provisions that affect the statement of operations will be effective prospectively in the year of adoption and the provisions that affect the statement of cash flows will be effective retrospectively.
This standard is effective January 1, 2017. Early adoption is permitted. We are evaluating our anticipated date of adoption.
We do not believe the impact of adopting this standard will have a material impact on our consolidated financial statements. We cannot predict the impact on our consolidated financial statements in future reporting periods following adoption as this will be dependent upon various factors including the number of shares issued and changes in the price of our stock.

Note 3: Acquisitions
On January 1, 2015, we completed the acquisition of Novartis Animal Health (Novartis AH). Additionally, on October 1, 2015, Bristol-Myers Squibb Company and E.R. Squibb (collectively, BMS) transferred to us their commercialization rights with respect to Erbitux® in the United States (U.S.) and Canada (collectively, North America) through a modification of our existing arrangement. These transactions were accounted for as business combinations under the acquisition method of accounting. See Note 4 for additional information related to the Erbitux arrangement. The assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated condensed financial statements from the date of acquisition.
In addition to the acquisitions of businesses, we also acquired an asset in development in the first quarter of 2015, which is further discussed in this note below in Product and Other Acquisitions. Upon acquisition, the acquired in-process research and development (IPR&D) related to this product was immediately written off as an expense because the product had no alternative future use. There were acquired IPR&D charges of $256.0 million for the three months ended March 31, 2015 which included the transaction discussed below in Product and Other Acquisitions and the upfront fee of $200.0 million related to tanezumab. See Note 4 for additional information related to the tanezumab arrangement. For the three months ended March 31, 2016, we recorded no acquired IPR&D charges.
Acquisition of a Business
Novartis AH Acquisition
Overview of Transaction
On January 1, 2015, we acquired from Novartis AG all of the shares of certain Novartis subsidiaries and the assets and liabilities of other Novartis subsidiaries that were exclusively related to the Novartis AH business in an all-cash transaction for a total purchase price of $5.28 billion, $5.41 billion of which was funded by cash held in escrow at December 31, 2014.
As a condition to the clearance of the transaction under the Hart-Scott-Rodino Antitrust Improvements Act, following the closing of the acquisition of Novartis AH, we divested certain animal health assets in the U.S. related to the Sentinel® canine parasiticide franchise to Virbac Corporation (Virbac) for approximately $410 million.
The acquired Novartis AH business consisted of the research and development, manufacture, marketing, sale and distribution of veterinary products to prevent and treat diseases in pets, farm animals, and farmed fish. Under the terms of the agreement, we acquired manufacturing sites, research and development facilities, a global commercial infrastructure and portfolio of products, a pipeline of projects in development, and employees.

Assets Acquired and Liabilities Assumed
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at January 1, 2015
Inventories	$380.2
Acquired in-process research and development	298.0
Marketed products (1)	1,953.0
Property and equipment	199.9
Assets held for sale (primarily the U.S. Sentinel rights)	422.7
Accrued retirement benefits	(108.7)
Deferred income taxes	(60.1)
Other assets and liabilities - net	(73.0)
Total identifiable net assets	3,012.0
Goodwill (2)	2,271.1
Total consideration transferred - net of cash acquired	$5,283.1
(1) These intangible assets, which are being amortized to cost of sales on a straight-line basis over their estimated useful lives, were expected to have a weighted average useful life of 19 years.
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
Product and Other Acquisitions
The following table summarizes our product and other acquisitions during the three months ended March 31, 2015 which are discussed in detail below. There were no product or other acquisitions during the three months ended March 31, 2016.

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense
Innovent Biologics, Inc. (Innovent)	Monoclonal antibody targeting protein CD-20 Immuno-oncology molecules cMet monoclonal antibody	March 2015	Pre-clinical (2)	$56.0
(1) The phase of development presented is as of the date of the arrangement.
(2) Prior to acquisition, Innovent's monoclonal antibody targeting protein CD-20 had received investigational new drug approval in China to begin Phase I development.
Our collaboration agreement with Innovent is to develop and commercialize a portfolio of cancer treatments. In China, we will be responsible for the commercialization efforts, while Innovent will lead the development and manufacturing efforts. Innovent also has co-promotion rights in China. We will be responsible for development, manufacturing, and commercialization efforts of Innovent's pre-clinical immuno-oncology molecules outside of China. Separate from the collaboration, we will continue the development of our cMet monoclonal antibody gene outside of China. Innovent may be entitled to future royalties based on sales should these products be approved for commercialization and/or milestones based on the successful progress of the drug candidate through the development process.

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
The following table summarizes our collaboration and other revenue, which is included in revenue in the consolidated condensed statements of operations:

	Three Months Ended March 31,
	2016	2015
Collaboration and other revenue	$182.3	$196.1
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

Boehringer Ingelheim Diabetes Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of diabetes compounds. Currently, included in the collaboration are Boehringer Ingelheim’s oral diabetes products: Trajenta®, Jentadueto®, Jardiance®, Glyxambi®, and Synjardy®, as well as our basal insulin: Basaglar®.
The table below summarizes significant regulatory and commercialization events and milestones (received) paid for the compounds included in this collaboration:

	Product Status			Milestones (Deferred) Capitalized (1)
Product Family	U.S.	Europe	Japan	Year	Amount
Trajenta (2)	Launched 2011	Launched 2011	Launched 2011	2016	$—
				2015	—
				Cumulative (5)	446.4
Jardiance (3)	Launched 2014	Launched 2014	Launched 2015	2016	—
				2015	—
				Cumulative (5)	299.5
Basaglar	Approved (4)	Launched 2015	Launched 2015	2016	(187.5)
				2015	—
				Cumulative (5)	(250.0)
(1) In connection with the regulatory approvals of Basaglar in Europe and Japan, milestone payments received were recorded as deferred revenue and are being amortized through the term of the collaboration (2029) to collaboration and other revenue. In connection with the regulatory approvals of Trajenta and Jardiance, milestone payments made were capitalized as intangible assets and are being amortized to cost of sales.
(2) Jentadueto is included in the Trajenta family of product results.
(3) Glyxambi and Synjardy are included in the Jardiance family of product results.
(4) In September 2015, we entered into a settlement agreement to resolve patent infringement litigation filed by Sanofi-Aventis U.S. LLC, which markets Lantus® (insulin glargine). As part of the settlement agreement, the parties agreed that Basaglar can be launched in the U.S. beginning on December 15, 2016. Basaglar received U.S. Food and Drug Administration (FDA) approval in December 2015. As a result of receiving FDA approval, we received a $187.5 million milestone payment in the first quarter of 2016, which was recorded as deferred revenue and, upon product launch, will be amortized through the term of the collaboration to collaboration and other revenue.
(5) The cumulative amount represents the total amounts as of the end of the reporting period that have been (deferred) or capitalized since the start of this collaboration.
In the most significant markets, we and Boehringer Ingelheim share equally the ongoing development costs, commercialization costs and agreed upon gross margin for any product resulting from the collaboration. We record our portion of the gross margin associated with Boehringer Ingelheim's compounds as collaboration and other revenue. We record our sales of Basaglar to third parties as net product revenues with the payments made to Boehringer Ingelheim for their portion of the gross margin recorded as cost of sales. For all compounds under this collaboration, we record our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. Each company will also be entitled to potential performance payments on sales of the molecules it contributes to the collaboration. These performance payments result in the owner of the molecule retaining a greater share of the agreed upon gross margin of that product.
The following table summarizes our collaboration and other revenue recognized with respect to the Trajenta and Jardiance families of products:

	Three Months Ended March 31,
	2016	2015
Trajenta	$94.4	$82.3
Jardiance	38.2	19.3
Our revenue related to Basaglar was not significant for the three months ended March 31, 2016.

Erbitux
We have several collaborations with respect to Erbitux. The most significant collaborations are or, where applicable, were in Japan, and prior to the transfer of commercialization rights in the fourth quarter of 2015, the U.S. and Canada (Bristol-Myers Squibb Company); and worldwide except North America (Merck KGaA). Certain rights to Erbitux outside North America will remain with Merck KGaA (Merck) upon expiration of that agreement.
The following table summarizes our revenue recognized with respect to Erbitux:

	Three Months Ended March 31,
	2016	2015
Net product revenues - BMS	$—	$13.8
Net product revenues - third party	141.5	—
Collaboration and other revenue	26.6	74.4
Revenue	$168.1	$88.2
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
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at October 1, 2015
Marketed products (1)	$602.1
Deferred tax asset	232.2
Deferred tax liability	(228.2)
Other assets and liabilities - net	57.2
Total identifiable net assets	$663.3
Total consideration - contingent consideration liability (2)	$(663.3)
(1) These intangible assets are being amortized to cost of sales using the straight-line method through the co-development period in North America as set forth in the original agreement, which was scheduled to expire in September 2018.
(2) See Note 6 for discussion on the estimation of the contingent consideration liability.
The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date and may result in asset and liability fair values that differ from preliminary estimates, but it is not expected that these differences will be material to our consolidated financial statements.
Including the Erbitux business as if we had acquired it on January 1, 2015, our combined consolidated unaudited pro forma revenue and total Erbitux revenue would have been approximately $4.7 billion and $180 million, respectively, for the three months ended March 31, 2015. This unaudited pro forma financial information adjusts the historical consolidated revenue to give effect to pro forma events that are directly attributable to the acquisition. There would have been no material change to our historical consolidated net income. The unaudited pro forma financial information is not necessarily indicative of what our consolidated revenues would have been had we completed the acquisition at the beginning of 2015. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our combined company.
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
The parties share approximately 50/50 in the profits, as well as in the costs of development and marketing in the co-promotion territories. A third party manufactures bulk product, and we continue to produce the finished product for our exclusive and co-promotion territories, including the major European markets.
We record net product revenue in our exclusive and co-promotion territories where we are the selling party. Profit-share payments due to Daiichi Sankyo for co-promotion countries where we are the selling party are recorded as marketing, selling, and administrative expenses. Beginning January 1, 2016, any profit-share payments due to us from Daiichi Sankyo for the major European markets are recorded as collaboration and other revenue. We also record our share of the expenses in these co-promotion territories as marketing, selling, and administrative expenses. In our exclusive territories, we pay Daiichi Sankyo a royalty specific to these territories. All royalties due to Daiichi Sankyo and the third-party manufacturer are recorded in cost of sales.
The following table summarizes our revenue recognized with respect to Effient:

	Three Months Ended March 31,
	2016	2015
Revenue	$131.5	$121.8
Baricitinib
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte) which provides us the development and commercialization rights to its Janus tyrosine kinase inhibitor compound, now known as baricitinib, and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent if the product is successfully commercialized. The agreement provides Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. In 2010, Incyte exercised its option to co-develop baricitinib in rheumatoid arthritis. The agreement calls for payments associated with certain development, success-based regulatory, and sales-based milestones. In the first quarter of 2016, we incurred milestone-related expenses of $55.0 million in connection with regulatory submissions in the U.S. and Europe which were recorded as research and development expenses. As of March 31, 2016, Incyte is eligible to receive up to $360.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones, of which $180.0 million relates to regulatory decisions for a first indication. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
Solanezumab
We have an agreement with an affiliate of TPG-Axon Capital (TPG) whereby TPG funded a portion of the Phase III development of solanezumab. Under the agreement, TPG’s obligation to fund solanezumab costs ended in 2011. In exchange for its funding, TPG is eligible to receive success-based sales milestones totaling approximately $70 million and mid-single digit royalties contingent upon the successful development of solanezumab. The royalties would be paid for approximately 10 years after launch of a product.
Tanezumab
In October 2013, we entered into a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain, chronic low back pain and cancer pain. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. Following the FDA's decision in March 2015 to lift the partial clinical hold on tanezumab, certain Phase III trials resumed in July 2015. Upon the FDA's lifting of the partial clinical hold and the decision to continue the collaboration with Pfizer, we paid an upfront fee of $200.0 million, which was expensed as acquired IPR&D in the first quarter of 2015. In addition to this fee, Pfizer is eligible to receive up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.
BACE Inhibitor
In September 2014, we entered into a collaboration agreement with AstraZeneca UK Limited (AstraZeneca) for the worldwide co-development and co-commercialization of AstraZeneca’s AZD3293, an oral beta-secretase cleaving enzyme (BACE) inhibitor being investigated for the potential treatment of Alzheimer’s disease. We are responsible for leading development efforts, while AstraZeneca will be responsible for manufacturing efforts. If successful, both parties will take joint responsibility for commercialization. Under the agreement, both parties share equally in the ongoing development costs and, if successful, in gross margins and certain other costs associated with commercialization of the molecule. As a result of the molecule moving into Phase III testing in April 2016, we incurred a $100.0 million developmental milestone, which will be recorded as research and development expense in the second quarter of 2016. AstraZeneca is eligible to receive up to an additional $350.0 million contingent upon the achievement of certain development and success-based regulatory milestones.
Summary of Commission and Profit-Share Payments
The following table summarizes our aggregate amount of marketing, selling, and administrative expense associated with our commission and profit-sharing obligations for the collaborations and other arrangements described above:

	Three Months Ended March 31,
	2016	2015
Marketing, selling, and administrative	$49.0	$49.3

Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended March 31,
	2016	2015
Severance:
Human pharmaceutical	$—	$8.7
Animal health	9.5	22.3
Total severance	9.5	31.0
Asset impairment and other special charges -- animal health	121.9	77.0
Total asset impairment, restructuring, and other special charges	$131.4	$108.0
Severance costs recognized during the three months ended March 31, 2016 related primarily to our decision to close an animal health manufacturing plant in Ireland as well as the integration of Novartis AH. Severance costs recognized during the three months ended March 31, 2015 related primarily to the acquisition of Novartis AH as well as actions taken to reduce our cost structure.
Asset impairment and other special charges recognized during the three months ended March 31, 2016 resulted primarily from $87.2 million of asset impairment and other charges related to our decision to close an animal health manufacturing plant in Ireland. The manufacturing plant was written down to its estimated fair value, which was based primarily on recent sales of similar assets. The remaining asset impairment and other special charges recognized during the three months ended March 31, 2016 consisted of integration costs related to our acquisition of Novartis AH. Asset impairment and other special charges recognized during the three months ended March 31, 2015 related primarily to integration costs and intangible asset impairments due to product rationalization resulting from our acquisition of Novartis AH.
Note 6: Financial Instruments
Financial instruments that potentially subject us to credit risk consist principally of trade receivables and interest-bearing investments. Wholesale distributors of life-science products account for a substantial portion of our trade receivables; collateral is generally not required. The risk associated with this concentration is mitigated by our ongoing credit-review procedures and insurance. A large portion of our cash is held by a few major financial institutions. We monitor our exposures with these institutions and do not expect any of these institutions to fail to meet their obligations. Major financial institutions represent the largest component of our investments in corporate debt securities. In accordance with documented corporate risk-management policies, we monitor the amount of credit exposure to any one financial institution or corporate issuer. We are exposed to credit-related losses in the event of nonperformance by counterparties to risk-management instruments but do not expect any counterparties to fail to meet their obligations given their high credit ratings.
Our derivative activities are initiated within the guidelines of documented corporate risk-management policies and offset losses and gains on the assets, liabilities, and transactions being hedged. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.
For derivative instruments that are designated and qualify as fair value hedges, the derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on the underlying exposure. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of gains and losses is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period the hedged transaction affects earnings. For derivative and non-derivative instruments that are designated and qualify as net investment hedges, the effective portion of foreign currency translation gains or losses due to spot rate fluctuations are reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness is immediately recognized in earnings. Derivative contracts that are not designated as hedging instruments are recorded at fair value with the gain or loss recognized in current earnings during the period of change.

We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2016, we had outstanding foreign currency forward commitments to purchase 598.7 million U.S. dollars and sell 531.3 million euro, commitments to purchase 1.39 billion euro and sell 1.54 billion U.S. dollars, commitments to purchase 637.0 million U.S. dollars and sell 71.73 billion Japanese yen, commitments to purchase 237.1 million British pounds and sell 305.4 million euro, and commitments to purchase 270.9 million U.S. dollars and sell 190.8 million British pounds, which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our euro-denominated notes issued in June 2015, which had carrying amounts of $2.34 billion and $2.27 billion as of March 31, 2016 and December 31, 2015, respectively, have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations. Our cross-currency interest rate swaps that convert a portion of our U.S. dollar-denominated floating rate debt to euro-denominated floating rate debt have also been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statement of cash flows. At March 31, 2016, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 40 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
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

	Three Months Ended March 31,
	2016	2015
Fair value hedges:
Effect from hedged fixed-rate debt	$75.3	$58.9
Effect from interest rate contracts	(75.3)	(58.9)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	3.7	2.7
Net losses on foreign currency exchange contracts not designated as hedging instruments	13.3	23.3
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2016	2015
Net investment hedges:
Euro-denominated notes	$(77.8)	$—
Euro-denominated cross-currency interest rate swaps	(1.2)	—
Cash flow hedges:
Forward-starting interest rate swaps	—	(56.7)
During the next 12 months, we expect to reclassify from accumulated other comprehensive loss to earnings $14.8 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on our floating rate debt.
During the three months ended March 31, 2016 and 2015, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at March 31, 2016 and December 31, 2015 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2016
Cash equivalents	$650.9	$650.9	$647.9	$3.0	$—	$650.9

Short-term investments:
U.S. government and agency securities	$104.4	$104.4	$104.4	$—	$—	$104.4
Corporate debt securities	564.7	564.8	—	564.7	—	564.7
Asset-backed securities	14.4	14.4	—	14.4	—	14.4
Other securities	3.9	3.9	—	3.9	—	3.9
Short-term investments	$687.4

Noncurrent investments:
U.S. government and agency securities	$380.2	$379.2	$379.2	$1.0	$—	$380.2
Corporate debt securities	1,968.2	1,973.0	—	1,968.2	—	1,968.2
Mortgage-backed securities	186.4	185.4	—	186.4	—	186.4
Asset-backed securities	398.3	397.9	—	398.3	—	398.3
Other securities	185.5	100.8	—	7.3	178.2	185.5
Marketable equity securities	104.9	74.8	104.9	—	—	104.9
Cost and equity method investments (2)	540.8
Noncurrent investments	$3,764.3

December 31, 2015
Cash equivalents	$1,644.4	$1,644.4	$1,637.0	$7.4	$—	$1,644.4

Short-term investments:
U.S. government and agency securities	$153.2	$153.4	$153.2	$—	$—	$153.2
Corporate debt securities	625.8	626.9	—	625.8	—	625.8
Asset-backed securities	3.3	3.3	—	3.3	—	3.3
Other securities	3.1	3.1	—	3.1	—	3.1
Short-term investments	$785.4

Noncurrent investments:
U.S. government and agency securities	$284.5	$286.0	$283.5	$1.0	$—	$284.5
Corporate debt securities	1,962.6	1,995.8	—	1,962.6	—	1,962.6
Mortgage-backed securities	153.3	154.7	—	153.3	—	153.3
Asset-backed securities	441.9	443.1	—	441.9	—	441.9
Other securities	137.1	97.3	—	4.1	133.0	137.1
Marketable equity securities	128.9	74.8	128.9	—	—	128.9
Cost and equity method investments (2)	538.3
Noncurrent investments	$3,646.6
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for cost method and equity method investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Long-term debt, including current portion
March 31, 2016	$(8,125.9)	$—	$(8,559.5)	$—	$(8,559.5)
December 31, 2015	(7,978.5)	—	(8,172.0)	—	(8,172.0)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2016
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$12.9	$—	$12.9	$—	$12.9
Sundry	132.1	—	132.1	—	132.1
Cross-currency interest rate contracts designated as net investment hedges:
Other noncurrent liabilities	(1.3)	—	(1.3)	—	(1.3)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	38.6	—	38.6	—	38.6
Other current liabilities	(26.8)	—	(26.8)	—	(26.8)
Contingent consideration liability (1):
Other current liabilities	(241.9)	—	—	(241.9)	(241.9)
Other noncurrent liabilities	(365.2)	—	—	(365.2)	(365.2)

December 31, 2015
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Sundry	$70.1	$—	$70.1	$—	$70.1
Other noncurrent liabilities	(0.4)	—	(0.4)	—	(0.4)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	13.1	—	13.1	—	13.1
Other current liabilities	(17.3)	—	(17.3)	—	(17.3)
Contingent consideration liability (1):
Other current liabilities	(243.7)	—	—	(243.7)	(243.7)
Other noncurrent liabilities	(427.2)	—	—	(427.2)	(427.2)
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

We determine our Level 1 and Level 2 fair value measurements based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. Level 3 fair value measurements for other investment securities are determined using unobservable inputs, including the investments' cost adjusted for impairments and price changes from orderly transactions. The fair value of cost and equity method investments is not readily available.
The fair value of the Erbitux contingent consideration liability was estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant view for net sales in North America over the period ending in September 2018 and an estimated discount rate. The amount to be paid is calculated as a tiered percentage of net sales (see Note 4) and will, therefore, vary directly with increases and decreases in net sales of Erbitux in North America. There is no cap on the amount that may be paid pursuant to this arrangement. The decrease in the fair value of the Erbitux contingent consideration liability during the three months ended March 31, 2016 was due primarily to cash payments of $57.9 million. The change in the fair value of the Erbitux contingent consideration liability recognized in earnings during the three months ended March 31, 2016 was not material.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of March 31, 2016:

	Maturities by Period
	Total	Less Than 1 Year	2-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$3,627.8	$687.4	$2,533.6	$196.8	$210.0
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	March 31, 2016	December 31, 2015
Unrealized gross gains	$69.5	$68.0
Unrealized gross losses	42.0	52.5
Fair value of securities in an unrealized gain position	2,303.1	764.5
Fair value of securities in an unrealized loss position	1,369.5	2,933.4
We periodically assess our investment securities for other-than-temporary impairment losses. Other-than-temporary impairment losses recognized during the three months ended March 31, 2016 totaled $25.7 million, and related primarily to our equity method and other investments. Other-than-temporary impairment losses recognized during the three months ended March 31, 2015 totaled $3.6 million.
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
As of March 31, 2016, the securities in an unrealized loss position include primarily our marketable equity securities as well as fixed-rate debt securities of varying maturities. Marketable equity securities are sensitive to market price adjustments for general market conditions and industry or sector specific factors, and fixed-rate debt securities are sensitive to changes in the yield curve and other market conditions. Approximately 80 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of March 31, 2016, we do not intend to sell, and it is not more likely than not that we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.

Activity related to our investment portfolio, substantially all of which related to available-for-sale securities, was as follows:

	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$726.4	$969.8
Realized gross gains on sales	1.8	54.5
Realized gross losses on sales	7.3	0.7
Realized gains and losses on sales of investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Note 7: Shareholders’ Equity
During the three months ended March 31, 2016 and 2015, we repurchased $300.1 million and $310.6 million of shares, respectively, associated with our $5.00 billion share repurchase program announced in October 2013. As of March 31, 2016, there were $2.65 billion of shares remaining in that program.
Note 8: Income Taxes
The U.S. examination of tax years 2010-2012 commenced during the fourth quarter of 2013. In December 2015, we executed a closing agreement with the Internal Revenue Service which effectively settled certain matters for tax years 2010-2012. Accordingly, we reduced our gross uncertain tax positions by approximately $320 million in 2015. During the first quarter of 2016, we effectively settled the remaining matters related to tax years 2010-2012. As a result of this resolution, our gross uncertain tax positions were further reduced by approximately $140 million, and our consolidated results of operations benefited from an immaterial reduction in income tax expense. We made cash payments of approximately $130 million related to tax years 2010-2012 after application of available tax credit carryforwards and carrybacks. We anticipate additional cash payments of approximately $30 million related to the settlement. The U.S. examination of tax years 2013-2014 commenced during the first quarter of 2016; we expect the U.S. examination of 2015 to begin in the third quarter of 2016.

Note 9: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2016	2015
Components of net periodic benefit cost:
Service cost	$71.3	$77.0
Interest cost	105.1	117.1
Expected return on plan assets	(189.6)	(191.8)
Amortization of prior service cost	6.0	2.5
Recognized actuarial loss	68.3	92.4
Net periodic benefit cost	$61.1	$97.2

	Retiree Health Benefit Plans
	Three Months Ended March 31,
	2016	2015
Components of net periodic benefit income:
Service cost	$9.3	$9.8
Interest cost	12.8	15.4
Expected return on plan assets	(37.5)	(37.1)
Amortization of prior service benefit	(21.4)	(21.6)
Recognized actuarial loss	5.2	9.4
Net periodic benefit income	$(31.6)	$(24.1)
We have contributed approximately $20 million required to satisfy minimum funding requirements to our defined benefit pension and retiree health benefit plans during the three months ended March 31, 2016. Additional discretionary funding in the aggregate was not material during the three months ended March 31, 2016. During the remainder of 2016, we expect to make contributions to our defined benefit pension and retiree health benefit plans of approximately $30 million to satisfy minimum funding requirements. Additional discretionary funding for the remainder of 2016 is not expected to be material.
Note 10: Contingencies
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
In October 2010, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against Teva, APP and two other defendants seeking rulings that the U.S. vitamin regimen patent is valid and infringed (the Teva/APP litigation). Teva and APP stipulated to infringement of our vitamin regimen patent, with the contingency that Teva and APP would be permitted to litigate the issue of infringement if the U.S. Supreme Court vacated an en banc decision of the U.S. Court of Appeals for the Federal Circuit that dealt with issues of liability related to infringement (Akamai v. Limelight Networks ). Thus, the sole issue before the district court was to determine patent validity.
Trial occurred in August 2013. In March 2014, the court ruled that the asserted claims of the vitamin regimen patent are valid. In June 2014, the U.S. Supreme Court vacated the Akamai decision, and the U.S. District Court for the Southern District of Indiana held a hearing on the issue of infringement in May 2015. In September 2015, the district court ruled that the vitamin regimen patent would be infringed by the generic challengers' proposed products. Teva and APP appealed all of the district court’s substantive decisions. A decision from the U.S. Court of Appeals for the Federal Circuit is expected in late 2016.
From 2012 through 2016, we filed similar lawsuits against other ANDA defendants seeking a ruling that our patents are valid and infringed. Some of these cases have been stayed pending the outcome of the Teva/APP litigation, and these parties have agreed to be bound by the outcome of the Teva/APP litigation. In February 2016, we filed a lawsuit alleging infringement against Dr. Reddy's Laboratories in response to its recently filed ANDA.
In 2015, Neptune Generics, LLC and Sandoz Inc. each submitted petitions to the United States Patent and Trademark Office (USPTO), seeking inter partes review (IPR) of our vitamin regimen patent. The USPTO is expected to decide whether to institute an IPR by mid-2016. If an IPR is instituted, the final written decision on the merits would be issued by the USPTO by mid-2017.
European Patent Litigation and Administrative Proceedings
Generic manufacturers filed an opposition to the European Patent Office's (EPO) decision to grant us a vitamin regimen patent. The Opposition Division of the EPO upheld the patent and the generic manufacturers lodged an appeal. In October 2015 the generic manufacturers withdrew the appeal. As a result, the original EPO decision upholding the patent is now final.
In addition, in the United Kingdom (U.K.), Actavis Group ehf and other Actavis companies (collectively, Actavis) filed litigation asking for a declaratory judgment that commercialization of certain salt forms of pemetrexed (the active ingredient in Alimta) diluted in saline would not infringe the vitamin regimen patents in the U.K., Italy, France, and Spain. In May 2014, the trial court ruled that the vitamin regimen patents for Alimta would not be infringed by commercialization of alternative salt forms of pemetrexed, after expiration of the compound patents in December 2015. We appealed, and in June 2015, the U.K. Court of Appeal reversed the trial court, ruling that the Alimta vitamin regimen patent would be indirectly infringed by commercialization of Actavis' products as proposed prior to the patent's expiration in June 2021, and reversed the trial court's decision granting declarations of noninfringement over the Alimta vitamin regimen patents in those countries. In February 2016, the U.K. Supreme Court granted our and Actavis' requests for permission to appeal different aspects of the judgment.
In parallel proceedings, Actavis returned to the lower court seeking a declaration of non-infringement for a different proposed product. In February 2016, the trial court ruled that Actavis’ commercialization of this product would not infringe the patent in the U.K., Italy, France, and Spain. We intend to appeal this ruling.
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

In separate proceedings, in December 2015 we applied for and obtained a preliminary injunction against Hexal AG (Hexal), which had stated its intention to launch a generic disodium salt product in Germany. Hexal has appealed the grant of the preliminary injunction and has separately filed a challenge to the validity of our vitamin regimen patent before the German courts. Also, in April 2016, we obtained a preliminary injunction from the German court against ratiopharm GmbH (Ratiopharm), a subsidiary of Teva, which stated its intention to launch another proposed pemetrexed product. Ratiopharm has appealed the grant of the preliminary injunction.
We are aware that at least one generic pemetrexed product has launched in a major European market.
Japanese Administrative Proceedings
Three separate demands for invalidation of our two vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). In November 2015, the JPO issued written decisions in the invalidation trial initiated by Sawai Pharmaceutical Co., Ltd. (Sawai), and joined by three other companies, upholding both vitamin regimen patents. These patents provide intellectual property protection for Alimta until June 2021. Three companies, including Sawai, have filed appeals. The remaining invalidation trials initiated by the other parties are currently suspended.
Notwithstanding our patents, generic versions of Alimta were approved in Japan in February 2016. We filed for preliminary injunctions against three generic competitors which received approval. We withdrew the requests for injunctions once those competitors agreed not to proceed to pricing approval. We do not anticipate generic competitors to proceed to launch prior to the completion of the Sawai invalidation trial.
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
In April 2015, Takeda announced they will pay approximately $2.4 billion to resolve the vast majority of the U.S. product liability lawsuits involving Actos, including the case of Allen, et al. v. Takeda Pharmaceuticals, et al., no. 6:12-md-00064, in which a judgment of approximately $28 million was entered against Takeda and a judgment of approximately $9 million was entered against us. In September 2015, Takeda announced that more than 96 percent of eligible claimants have opted into the resolution program that was announced in April 2015. As a result of the resolution program, the Allen case has been fully resolved. Accordingly, the appeals filed by Allen, Takeda, and us in the U.S. Court of Appeals for the Fifth Circuit have been dismissed with prejudice.

Although most U.S. product liability lawsuits involving Actos are included in the resolution program, there may be additional cases pending against Takeda and us following its completion. Our agreement with Takeda calls for Takeda to defend and indemnify us against our losses and expenses with respect to the U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. We believe we are entitled to full indemnification of our losses and expenses in the U.S. cases; however, there can be no guarantee we will ultimately be successful in obtaining full indemnification.
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
Byetta® Product Liability Litigation
We are named as a defendant in approximately 525 Byetta product liability lawsuits in the U.S. involving approximately 1,055 plaintiffs. Approximately 115 of these lawsuits, covering about 630 plaintiffs, are filed in California state court and coordinated in a Los Angeles Superior Court. Approximately 405 lawsuits, covering about 410 plaintiffs, are filed in federal court, the majority of which are coordinated in a multi-district litigation in the U.S. District Court for the Southern District of California. The remaining approximately five lawsuits, representing about 10 plaintiffs, are in various state courts. Approximately 460 of the lawsuits, involving approximately 710 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer). The federal and state trial courts granted summary judgment in favor of us and co-defendants on the claims alleging pancreatic cancer; those rulings are being appealed by the plaintiffs. We are aware of approximately 10 additional claimants who have not yet filed suit. These additional claims allege damages for pancreatic cancer or thyroid cancer. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
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
Additionally, we are named in approximately 140 lawsuits involving approximately 1,450 plaintiffs filed in various federal and state courts alleging injuries arising from discontinuation of treatment with Cymbalta. Counsel for plaintiffs in the federal court proceedings filed a petition seeking to have then-filed cases and an unspecified number of future cases coordinated into a federal MDL in the U.S. District Court for the Central District of California. In December 2014, the Judicial Panel on Multidistrict Litigation (JPML) denied the plaintiffs' petition for creation of an MDL. Plaintiffs’ counsel subsequently filed a second petition seeking MDL consolidation, which petition was denied by the JPML in October 2015. There have been approximately 40 individual and multi-plaintiff cases filed in California state court.  Most of those cases have been centralized in a California Judicial Counsel Coordination Proceeding pending in Los Angeles. The first individual product liability cases were tried in August 2015 and resulted in defense verdicts against four plaintiffs. The plaintiff in one of those cases is appealing the verdict. The other plaintiffs in those cases will not be appealing the judgment.
We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Prozac® Product Liability Litigation
We are named as a defendant in approximately 10 U.S. lawsuits primarily related to allegations that the antidepressant Prozac caused or contributed to birth defects in the children of women who ingested the drug during pregnancy. We are aware of approximately 385 additional claims related to birth defects, which have not yet been filed. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.

Brazil–Employee Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. The plaintiffs allege that some employees at the facility were exposed to benzene and heavy metals; however, Lilly Brasil maintains that these alleged contaminants were never used in the facility. In May 2014, the labor court judge ruled against Lilly Brasil. The judge's ruling orders Lilly Brasil to undertake several actions of unspecified financial impact, including paying lifetime medical insurance for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. We cannot currently estimate the range of reasonably possible financial losses that could arise if we do not ultimately prevail in the litigation. The judge has estimated the total financial impact of the ruling to be approximately 1.0 billion Brazilian real (approximately $280 million as of March 31, 2016) plus interest. We strongly disagree with the decision and filed an appeal in May 2014.
We are also named in approximately 30 lawsuits filed in labor courts by individual former employees making similar claims. We believe these lawsuits are without merit and are prepared to defend against them vigorously.
Product Liability Insurance
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims in the future. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.
Note 11:    Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss):

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(1,360.2)	$10.1	$(3,012.1)	$(218.5)	$(4,580.7)

Other comprehensive income (loss) before reclassifications	200.3	4.2	(4.1)	—	200.4
Net amount reclassified from accumulated other comprehensive loss	74.5	3.6	35.1	2.4	115.6
Net other comprehensive income (loss)	274.8	7.8	31.0	2.4	316.0

Balance at March 31, 2016	$(1,085.4)	$17.9	$(2,981.1)	$(216.1)	$(4,264.7)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(498.4)	$99.7	$(3,402.0)	$(191.1)	$(3,991.8)

Other comprehensive income (loss) before reclassifications	(796.0)	67.8	55.2	(36.9)	(709.9)
Net amount reclassified from accumulated other comprehensive loss	—	(11.9)	53.7	2.4	44.2
Net other comprehensive income (loss)	(796.0)	55.9	108.9	(34.5)	(665.7)

Balance at March 31, 2015	$(1,294.4)	$155.6	$(3,293.1)	$(225.6)	$(4,657.5)

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
Tax benefit (expense)	2016	2015
Foreign currency translation gains (losses)	$27.7	$—
Unrealized net gains (losses) on securities	(4.2)	(30.0)
Defined benefit pension and retiree health benefit plans	(25.7)	(42.5)
Effective portion of cash flow hedges	(1.3)	18.5
Provision for income taxes allocated to other comprehensive income (loss) items	$(3.5)	$(54.0)
Except for the tax effects of foreign currency translation losses related to our euro-denominated notes and cross-currency interest rate swaps (see Note 6), income taxes were not provided for foreign currency translation. Generally, the assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in shareholders' equity rather than in the consolidated condensed statements of operations.
Reclassifications out of accumulated other comprehensive loss were as follows:

	Reclassifications Out of Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Operations

	2016	2015
Amortization of retirement benefit items:
Prior service benefits, net	$(15.4)	$(19.1)	(1)
Actuarial losses	73.5	101.8	(1)
Total before tax	58.1	82.7
Tax benefit	(23.0)	(29.0)	Income taxes
Net of tax	35.1	53.7

Unrealized gains/losses on available-for-sale securities:
Realized (gains) losses, net before tax	5.5	(18.3)	Other–net, (income) expense
Tax (benefit) expense	(1.9)	6.4	Income taxes
Net of tax	3.6	(11.9)
Other, net of tax (2)	76.9	2.4	Other–net, (income) expense
Total reclassifications for the period (net of tax)	$115.6	$44.2
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit (income) cost (see Note 9).
(2) Amount for the three months ended March 31, 2016 included primarily $74.5 million of foreign currency translation losses.

Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended March 31,
	2016	2015
Interest expense	$43.4	$40.9
Interest income	(24.2)	(21.4)
Venezuela charge	203.9	—
Other income	(74.1)	(112.2)
Other–net, (income) expense	$149.0	$(92.7)
Due to the financial crisis in Venezuela and the significant deterioration of the bolívar, we changed the exchange rate used to translate the assets and liabilities of our subsidiaries in Venezuela which resulted in a charge of $203.9 million. Until recently, we used the Supplementary Foreign Currency Administration System (SICAD) rate of approximately 13.5 bolívar per dollar; however, this official rate was discontinued in the first quarter of 2016. After considering several factors, including the future uncertainty of the Venezuelan economy, published exchange rates, and the limited amount of foreign currency exchanged, we changed to the Divisa Complementaria (DICOM) rate of approximately 275.0 bolívar per dollar.

Note 13: Segment Information
We have two operating segments—human pharmaceutical products and animal health. Our operating segments are distinguished by the ultimate end user of the product—humans or animals. Performance is evaluated based on profit or loss from operations before income taxes.

	Three Months Ended March 31,
	2016	2015
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:
Endocrinology:
Humalog®	$606.3	$684.0
Humulin®	356.4	315.7
Forteo®	318.6	293.0
Trulicity®	143.6	18.3
Trajenta	94.4	82.3
Evista®	33.4	66.8
Other Endocrinology	204.0	166.2
Total Endocrinology	1,756.7	1,626.3

Oncology:
Alimta	564.2	573.0
Erbitux	168.1	88.2
Cyramza®	131.0	67.5
Other Oncology	31.2	30.3
Total Oncology	894.5	759.0

Cardiovascular:
Cialis®	576.7	538.3
Effient	131.5	121.8
Other Cardiovascular	46.0	55.1
Total Cardiovascular	754.2	715.2

Neuroscience:
Zyprexa®	212.8	219.5
Cymbalta	198.7	287.0
Strattera®	188.1	173.7
Other Neuroscience	44.1	45.1
Total Neuroscience	643.7	725.3

Other pharmaceuticals	61.4	69.1
Total human pharmaceutical products	4,110.5	3,894.9
Animal health	754.6	749.8
Revenue	$4,865.1	$4,644.7

	Three Months Ended March 31,
	2016	2015
Segment profits:
Human pharmaceutical products	$927.0	$1,083.1
Animal health	147.6	115.0
Total segment profits	$1,074.6	$1,198.1

Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$1,074.6	$1,198.1
Other profits (losses):
Acquired in-process research and development (Note 3)	—	(256.0)
Amortization of intangible assets	(172.5)	(152.7)
Asset impairment, restructuring, and other special charges (Note 5)	(131.4)	(108.0)
Venezuela charge (Note 12)	(203.9)	—
Inventory fair value adjustment related to Novartis AH (Note 3)	—	(63.5)
Consolidated income before taxes	$566.8	$617.9
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
Financial Results
The following table summarizes our key operating results:

	Three Months Ended March 31,		Percent Change from
	2016	2015	2015
Revenue	$4,865.1	$4,644.7	5%
Gross margin	3,542.1	3,452.0	3%
Gross margin as a percent of revenue	72.8%	74.3%
Operating expense (1)	$2,694.9	$2,562.8	5%
Acquired in-process research and development	—	256.0	NM
Asset impairment, restructuring, and other special charges	131.4	108.0	22%
Net income	440.1	529.5	(17)%
Earnings per share	0.41	0.50	(18)%
(1) Operating expense consists of research and development and marketing, selling, and administrative expenses.
NM - not meaningful
Revenue and gross margin increased for the three months ended March 31, 2016. The increase in operating expense was due to an increase in research and development expense, partially offset by a decrease in marketing, selling, and administrative expense. The decrease in net income and EPS for the three months ended March 31, 2016 was driven by the charge related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar, higher operating expenses, and higher income taxes, partially offset by decreased acquired in-process research and development (IPR&D) charges and a higher gross margin.

The following highlighted items affect comparisons of our financial results for the three months ended March 31, 2016 and 2015:
2016
Asset Impairment, Restructuring, and Other Special Charges (Note 5)

•
We recognized charges of $131.4 million (pretax), or $0.11 per share, related to the closure of an animal health manufacturing facility in Ireland and integration costs related to our acquisition of Novartis Animal Health (Novartis AH).

Other–Net, (Income) Expense (Note 12)

•	We recognized charges of $203.9 million (pretax), or $0.19 per share, related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar.
2015
Acquisitions (Note 3)

•	We recognized expense of $63.5 million (pretax), or $0.04 per share, related to the fair value adjustments to Novartis AH acquisition date inventory that has been sold.
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

Late-Stage Pipeline
Our long-term success depends to a great extent on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on molecules currently in development by other biotechnology or pharmaceutical companies. We currently have approximately 45 potential new drugs in human testing or under regulatory review, and a larger number of projects in preclinical research.
The following new molecular entities (NMEs) were approved by regulatory authorities in at least one of the major geographies for use in the diseases described. The quarter in which each NME initially was approved in any major geography is shown in parentheses:
Ixekizumab* (Taltz®) (Q1 2016)—a neutralizing monoclonal antibody to interleukin-17A for the treatment of moderate-to-severe plaque psoriasis.
Necitumumab* (Portrazza®) (Q4 2015)—an anti-epidermal growth factor receptor monoclonal antibody for the treatment of metastatic squamous non-small cell lung cancer (NSCLC).
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
Olaratumab* (Q1 2016)—a human lgG1 monoclonal antibody for the treatment of advanced soft tissue sarcoma. Olaratumab is protected by a compound patent (2027 not including possible patent extension), and by biologics data package protection (2028).
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
BACE inhibitor (Q2 2016)—an oral beta-secretase cleaving enzyme (BACE) inhibitor for the treatment of early Alzheimer's disease (in collaboration with AstraZeneca UK Limited).
CGRP monoclonal antibody* (Q2 2015)—a once-monthly subcutaneously injected calcitonin gene-related peptide (CGRP) antibody for the treatment of cluster headache and migraine prevention.
Nasal glucagon* (Q3 2013)—a glucagon nasal powder formulation for the treatment of severe hypoglycemia in patients with diabetes treated with insulin.
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

The following table reflects the status of each NME and diagnostic agent within our late-stage pipeline and recently approved products including developments since January 1, 2016:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Nasal glucagon	Severe hypoglycemia	Phase III			Development of commercial manufacturing process is ongoing.
Immunology
Baricitinib	Rheumatoid arthritis	Submitted			Submitted to regulatory authorities in the U.S., Europe, and Japan in first quarter of 2016.
Taltz	Psoriasis	Launched	Approved	Submitted	Approved and launched in the U.S. in first and second quarters of 2016, respectively. Approved in Europe in second quarter of 2016.
	Psoriatic arthritis	Phase III		Submitted	Phase III studies are ongoing.
Neuroscience
BACE inhibitor	Early Alzheimer's disease	Phase III			Moved into the Phase III portion of the Phase II/III seamless study in April 2016.
CGRP monoclonal antibody	Cluster headache	Phase III			Phase III studies are ongoing.
	Migraine prevention	Phase III			Initiated first Phase III study in January 2016.
Solanezumab	Preclinical Alzheimer's disease	Phase III			Phase III study is ongoing.
	Mild Alzheimer's disease	Phase III			Announced change in primary endpoint for Phase III study in March 2016.
Tanezumab	Osteoarthritis pain	Phase III			Phase III studies are ongoing.
	Chronic low back pain	Phase III
	Cancer pain	Phase III
Tau imaging agent	Alzheimer's disease	Phase III			Phase III study is ongoing.
Oncology
Abemaciclib	Metastatic breast cancer	Phase III			Phase III studies are ongoing.
	NSCLC	Phase III			Phase III study is ongoing.
Olaratumab	Soft tissue sarcoma	Submitted		Phase III
Received Breakthrough Therapy
Designation(1) from the U.S. Food and Drug Administration (FDA) in 2015. Based on Phase II data, submitted to European regulatory authorities and completed rolling submission in the U.S. in first quarter of 2016. Granted Priority Review(2) from FDA in second quarter of 2016. Phase III study is ongoing.

Portrazza	Metastatic squamous NSCLC (first-line)	Launched		Phase Ib/II	Approved and launched in Europe in first and second quarters of 2016, respectively.
(1) The Breakthrough Therapy Designation is designed to expedite the development and review of potential medicines that are intended to treat a serious condition where preliminary clinical evidence indicates that the treatment may demonstrate substantial improvement over available therapy on a clinically significant endpoint.
(2) Priority Review is designed to expedite the review of potential medicines that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications.

Other Matters
Patent Matters
We depend on patents or other forms of intellectual-property protection for most of our revenues, cash flows, and earnings. We lost our data package protection for Cymbalta® in major European countries in 2014. In 2015, we saw the entry of generic competition in all major European markets. The loss of exclusivity for Cymbalta in the European markets has caused a rapid and severe decline in revenue for the product, which over time will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows. We also lost patent exclusivity for the schizophrenia and bipolar mania indications in December 2015 and April 2016, respectively, for Zyprexa® in Japan. Generic versions of Zyprexa were approved in Japan in February 2016, and we anticipate generic competition in mid-2016.
Additionally, as described in Note 10 to the consolidated condensed financial statements, the Alimta® vitamin regimen patents, which provides us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., has been challenged in each of these jurisdictions. Our compound patent for Alimta will expire in the U.S. in January 2017, and expired in major European countries and Japan in December 2015. We expect that the entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in revenue for the product, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows. We are aware that at least one generic pemetrexed product has launched in a major European market. Notwithstanding our patents, generic versions of Alimta were also approved in Japan in February 2016. We filed preliminary injunctions against three generic competitors which received approval. As described in Note 10 to the consolidated condensed financial statements, we withdrew the requests for injunctions once those competitors agreed not to proceed to pricing approval. We do not anticipate generic competitors to proceed to launch prior to the completion of the Sawai Pharmaceutical Co., Ltd. invalidation trial.
We will lose our patent protection for Strattera® in the U.S. in May 2017 and Cialis® in the U.S. and major European markets in November 2017. We expect that the entry of generic competition into these markets following the loss of effective patent protection will cause a rapid and severe decline in revenue for the affected products, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows.
The U.S. compound patent for Humalog® expired in 2013. Thus far, the loss of compound patent protection for Humalog has not resulted in a rapid and severe decline in revenue. Global regulators have different legal pathways to approve similar versions of Humalog and to date none have been approved in the U.S. or Europe. We are aware that other manufacturers have efforts underway to develop a similar version of Humalog, and it is difficult to predict the timing and impact of these products entering the market.
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
The impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar, resulted in a charge of $203.9 million in the three months ended March 31, 2016. See Note 12 to the consolidated condensed financial statements for additional information related to the charge. We anticipate that the revenue from Venezuela for the remainder of 2016 will be de minimis. As of March 31, 2016, our Venezuelan subsidiaries represented less than 0.3 percent of our consolidated assets and liabilities. We continue to monitor Venezuela’s economy and other deteriorating economies. It is possible that additional charges may be recorded in the future. Any additional charges are not expected to have a material adverse effect on our future consolidated results of operations.

Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
United States
In the U.S., public concern over prices for specialty and brand name pharmaceuticals continues to drive the legislative debate. These policy and political issues increase the risk that taxes, fees, rebates or other federal and state measures may be enacted. Key health policy proposals affecting biopharmaceuticals include a reduction in biologic data exclusivity, modifications to Medicare Parts B and D, language that would allow the Department of Health and Human Services to negotiate prices for biologics and drugs on the specialty tier in Part D, and state-level proposals to reduce the cost of pharmaceuticals purchased by government health care programs. Savings projected under these proposals are targeted as a means to fund both health care expenditures and non-health care initiatives, or to manage federal and state budgets.
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

Legal Matters
Information regarding contingencies relating to certain legal proceedings can be found in Note 10 to the consolidated condensed financial statements and is incorporated here by reference.
Revenue
The following tables summarize our revenue activity by jurisdiction:

	Three Months Ended March 31,		Change in
	2016	2015	Dollars	Percent
U.S. (1)	$2,555.6	$2,211.3	$344.0	16%
Outside U.S.	2,309.5	2,433.4	(123.6)	(5)%
Revenue	$4,865.1	$4,644.7	$220.4	5%
Numbers may not add due to rounding
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue compared with the first quarter of the prior year:

	Three Months Ended March 31,
	2016 vs. 2015
	U.S.	Outside U.S.	Consolidated
Volume	12%	2%	7%
Price	3%	(1)%	1%
Foreign exchange rates	—%	(6)%	(3)%
Percent change	16%	(5)%	5%
Numbers may not add due to rounding
In the U.S., for the three months ended March 31, 2016, the volume increase was driven by several pharmaceutical products including Trulicity®, Erbitux®, and Humalog. The higher realized prices were primarily driven by Cialis.
Outside the U.S., for the three months ended March 31, 2016, the volume increase was driven by several pharmaceutical products, primarily Cyramza® and Trulicity, partially offset by decreased volume for Cialis, as well as Cymbalta due to the loss of exclusivity in Europe.

The following table summarizes our revenue activity by product:

				Three Months Ended
	Three Months Ended				Percent Change from
	March 31, 2016			March 31, 2015
Product	U.S. (1)	Outside U.S.	Total	Total	2015
	(Dollars in millions)
Humalog	$361.6	$244.7	$606.3	$684.0	(11)
Cialis	324.0	252.7	576.7	538.3	7
Alimta	263.1	301.1	564.2	573.0	(2)
Humulin®	240.1	116.3	356.4	315.7	13
Forteo®	148.1	170.5	318.6	293.0	9
Zyprexa	37.9	174.9	212.8	219.5	(3)
Cymbalta	23.3	175.4	198.7	287.0	(31)
Strattera	116.6	71.5	188.1	173.7	8
Erbitux	140.3	27.8	168.1	88.2	NM
Trulicity	119.4	24.2	143.6	18.3	NM
Effient®	109.7	21.8	131.5	121.8	8
Cyramza	71.6	59.4	131.0	67.5	94
Other human pharmaceutical products	207.5	307.0	514.5	514.9	—
Animal health products	392.4	362.2	754.6	749.8	1
Revenue	$2,555.6	$2,309.5	$4,865.1	$4,644.7	5
(1) U.S. revenue includes revenue in Puerto Rico.
NM - not meaningful
Revenues of Humalog, our injectable human insulin analog for the treatment of diabetes, decreased 14 percent in the U.S. for the first three months of 2016, driven by lower realized prices, partially offset by increased demand. The decrease in realized prices experienced during the first three months of 2016 was related to changes in estimates for rebates and discounts, resulting in the overall decrease in revenue. We do not expect this trend to continue throughout the year. Revenues outside the U.S. decreased 7 percent during the first three months of 2016, driven by the unfavorable impact of foreign exchange rates.
Revenues of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia, increased 31 percent in the U.S. for the first three months of 2016, driven primarily by higher realized prices. Revenues outside the U.S. decreased 13 percent during the first three months of 2016, driven by the unfavorable impact of foreign exchange rates and decreased volume.
Revenues of Alimta, a treatment for various cancers, increased 4 percent in the U.S. during the first three months of 2016, driven primarily by wholesaler buying patterns. Revenues outside the U.S. decreased 6 percent during the first three months of 2016, driven by the unfavorable impact of foreign exchange rates and, to a lesser extent, lower realized prices, partially offset by increased volume. This increased volume benefited from increased clinical trial demand, which may not continue. We are also exposed to generic entry in multiple countries during 2016 that may erode revenues from current levels.
Revenues of Humulin, an injectable human insulin for the treatment of diabetes, increased 34 percent in the U.S. in the first three months of 2016, driven by higher realized prices and, to a lesser extent, increased demand. The increase in our realized prices resulted from a change in estimate of a government rebate. Revenues outside the U.S. decreased 15 percent in the first three months of 2016, driven by decreased volume, primarily due to the loss of a government contract in Brazil, and the unfavorable impact of foreign exchange rates.
Revenues of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, increased 21 percent in the U.S. in the first three months of 2016, driven by higher realized prices. Revenues outside the U.S. remained flat in the first three months of 2016, as lower realized prices and the unfavorable impact of foreign exchange rates were essentially offset by increased volume.

Revenues of Zyprexa, a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance, decreased 9 percent outside the U.S. in the first three months of 2016, due to decreased volume, lower realized prices, and the unfavorable impact of foreign exchange rates. We lost patent exclusivity for Zyprexa in Japan in December 2015 and we anticipate generic competition in mid-2016. Zyprexa revenues in Japan were $93.6 million for the first three months of 2016, compared with $94.0 million for the first three months of 2015.
Revenues of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, decreased 25 percent outside the U.S. in the first three months of 2016, driven by the loss of exclusivity in Europe in 2014 and the unfavorable impact of foreign exchange rates.
Revenues of Strattera, a treatment for attention-deficit hyperactivity disorder, increased 7 percent in the U.S. in the first three months of 2016, driven by higher realized prices and, to a lesser extent, increased demand. Revenues outside the U.S. increased 10 percent during the first three months of 2016, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates.
Revenues of Erbitux, a treatment for various cancers, increased 121 percent and 12 percent in the U.S. and outside the U.S., respectively, in the first three months of 2016, due to the transfer of commercialization rights in the U.S. and Canada (collectively, North America) which occurred on October 1, 2015. On a pro forma basis, which reflects the 2015 revenues of Erbitux as if the commercialization rights transferred to us on January 1, 2015 as described in Note 4 to the consolidated condensed financial statements, worldwide revenues of Erbitux would have decreased 6 percent in the first three months of 2016, driven by a labeling change in April 2015 which restricted the Erbitux eligible population.
Revenues of Trulicity, a treatment for type 2 diabetes, were $119.4 million in the U.S. driven by the acceleration in growth of the GLP-1 market and increased share of market for Trulicity. Revenues of Trulicity outside the U.S. were $24.2 million.
Revenues of animal health products increased 10 percent in the U.S. in the first three months of 2016, due to increased revenues of both companion animal and food animal products. Revenues outside the U.S. decreased 8 percent in the first three months of 2016, primarily due to the unfavorable impact of foreign exchange rates.

Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue decreased 1.5 percentage points to 72.8 percent for the first three months of 2016 compared with the first three months of 2015. The decline was primarily due to a lower benefit from foreign exchange rates on international inventories sold and, to a lesser extent, the transfer of Erbitux commercialization rights in North America, partially offset by 2015 inventory step-up costs related to the acquisition of Novartis AH.
Research and development expenses increased 17 percent to $1.22 billion for the first three months of 2016 compared with the first three months of 2015. The increase was driven primarily by higher late-stage clinical development costs, including $55.0 million in milestone payments to Incyte Corporation for the regulatory submissions of baricitinib in the U.S. and Europe.
Marketing, selling, and administrative expenses decreased 3 percent to $1.47 billion for the first three months of 2016 compared with the first three months of 2015. The decrease was due to the favorable impact of foreign exchange rates and lower litigation expenses, partially offset by expenses related to new products.
There were no acquired IPR&D charges recognized in the first three months of 2016, compared with charges of $256.0 million for the three months ended March 31, 2015. The charges for the first quarter of 2015 included a $200.0 million payment to Pfizer following an FDA decision allowing the resumption of Phase III clinical trials for tanezumab and a $56.0 million payment to Innovent associated with a collaboration to develop potential oncology therapies. See Notes 3 and 4 to the consolidated condensed financial statements for additional information.
For the first three months of 2016 and 2015, we recognized asset impairment, restructuring, and other special charges of $131.4 million and $108.0 million, respectively. The 2016 charges were associated with asset impairments related to the closure of an animal health manufacturing facility in Ireland and integration costs related to the acquisition of Novartis AH. The 2015 charges primarily related to integration, severance costs, and intangible asset impairments due to product rationalization resulting from the acquisition of Novartis AH. See Note 5 to the consolidated condensed financial statements for additional information.
Other–net, (income) expense was expense of $149.0 million for the first three months of 2016, compared with income of $92.7 million for the first three months of 2015. Other expense during the first three months of 2016 was driven by a $203.9 million charge related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar. Other income during the first three months of 2015 reflected a favorable legal judgment and net gains on investments. See Note 12 to the consolidated condensed financial statements for additional information.
The effective tax rate was 22.4 percent for the first three months of 2016, compared with 14.3 percent for the first three months of 2015. The effective tax rate for the first three months of 2016 reflects the tax effect of the non-deductible charge related to Venezuela, and certain asset impairment, restructuring, and other special charges, as well as an increased percentage of earnings in higher-tax jurisdictions, partially offset by a net discrete tax benefit of approximately $50 million and the benefit of certain U.S. tax provisions, including the research and development (R&D) tax credit, reinstated for 2016. The effective tax rate for the first three months of 2015 reflects the tax impact of acquired IPR&D charges and asset impairment, restructuring, and other special charges. The first quarter 2015 effective tax rate does not include the benefit of certain then-expired U.S. tax provisions, including the R&D tax credit.

Financial Condition
Cash and cash equivalents decreased to $2.31 billion as of March 31, 2016, compared with $3.67 billion as of December 31, 2015. Refer to the consolidated condensed statements of cash flows for additional details on the significant sources and uses of cash for the three months ended March 31, 2016 and 2015.
In addition to our cash and cash equivalents, we held total investments of $4.45 billion and $4.43 billion as of March 31, 2016 and December 31, 2015, respectively. See Note 6 to the consolidated condensed financial statements for additional details.
Total debt increased to $8.13 billion as of March 31, 2016, compared with $7.98 billion as of December 31, 2015. The increase was primarily due to an increase in the carrying amount of our euro denominated debt resulting from the strengthening of the euro compared to the U.S. dollar, as well as an increase in the fair value of our hedged debt. At March 31, 2016, we had approximately $1.2 billion available to us under our corporate credit facility, which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings.
During the three months ended March 31, 2016, we purchased $300.1 million of shares associated with our previously announced $5.00 billion share repurchase program.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including dividends, share repurchases, and capital expenditures. Various risks and uncertainties, including those discussed in "Forward-Looking Statements", may affect our operating results and cash generated from operations.
See "Other Matters—Patent Matters" for information regarding recent and upcoming losses of patent protection for Cymbalta (Europe), Alimta (U.S., Europe, and Japan), Zyprexa (Japan), Strattera (U.S.), and Cialis (U.S. and Europe).
Both domestically and abroad, we continue to monitor the potential impacts of the economic environment; the creditworthiness of our wholesalers and other customers, including foreign government-backed agencies and suppliers; the uncertain impact of health care legislation; various international government funding levels; and changes in foreign currency exchange rates (see "Other Matters—Foreign Currency Exchange Rates").

Financial Expectations for 2016
We have revised certain elements of our 2016 financial guidance. Full-year 2016 EPS is now expected to be in the range of $2.68 to $2.78, reflecting a discrete tax benefit in the first quarter, as well as the impact of the first-quarter charge of $203.9 million due to the Venezuelan financial crisis, including the significant deterioration of the bolívar. We now expect 2016 revenue of between $20.6 billion and $21.1 billion, reflecting recent movement in foreign exchange rates. Excluding the impact of foreign exchange rates, we expect revenue growth from a number of established products including Humalog, Trajenta®, Cialis, Forteo, Strattera, Erbitux, and animal health products, as well as higher revenues from new products including Cyramza, Trulicity, Jardiance®, Portrazza, and Basaglar®. We expect this revenue growth to be partially offset by lower revenue from Alimta as a result of increased competitive pressures.
Gross margin as a percent of revenue is now expected to be approximately 73 percent, reflecting recent movement in foreign exchange rates. Research and development expenses are now expected to be in the range of $4.9 billion to $5.1 billion. Marketing, selling, and administrative expenses are now expected to be in the range of $6.1 billion to $6.3 billion. Other—net, (income) expense is now expected to be in a range between $125 million and $200 million of expense, reflecting the impact of the first-quarter charge related to Venezuela.
The 2016 tax rate is still expected to be approximately 21 percent.
Capital expenditures are still expected to be approximately $1.1 billion.
Amortization associated with the transfer of Erbitux commercialization rights included in our 2016 financial guidance is subject to final acquisition accounting adjustments.
Various risks and uncertainties, including those discussed in "Forward-Looking Statements" may cause our actual results to differ materially from these forward-looking statements.
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

Our management, with the participation of John C. Lechleiter, Ph.D., chairman, president, and chief executive officer, and Derica W. Rice, executive vice president, global services, and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2016, and concluded that they are effective.

(b)
Changes in Internal Controls. During the first quarter of 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
See "Notes to Consolidated Condensed Financial Statements—Note 10, Contingencies" for information on various legal proceedings, including but not limited to:
•The patent litigation and administrative proceedings involving Alimta and Effient.
•The product liability litigation involving Actos®, Byetta®, Cymbalta, and Prozac®.
•The employee litigation in Brazil.
That information is incorporated into this Item by reference.
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2015 (Part I, Item 3).
We are engaged in U.S. patent litigation involving Forteo brought pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984. Teva Pharmaceuticals USA, Inc. has filed an Abbreviated New Drug Application with the FDA seeking approval to market generic versions of Forteo and has filed a notice alleging that a number of our patents covering various formulations and methods of use for Forteo are invalid and/or not infringed. In March 2016, we filed a patent infringement suit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. asserting six different patents with expiration dates ranging from December 2018 to August 2019 in the U.S. District Court in the Southern District of Indiana.
We are also a defendant in other litigation and investigations, including product liability, patent, employment, and premises liability litigation, of a character we regard as normal to our business.
Item 1A. Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2016	—	$—	—	$2,950.5
February 2016	3,532.4	74.43	3,532.4	2,687.5
March 2016	500.0	74.10	500.0	2,650.4
Total	4,032.4	74.39	4,032.4
In October 2013, we announced a $5.00 billion share repurchase program. During the three months ended March 31, 2016, we repurchased $300.1 million of shares under the program.

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

ELI LILLY AND COMPANY
(Registrant)

Date:	April 29, 2016	/s/James B. Lootens
James B. Lootens
Corporate Secretary
Date:	April 29, 2016	/s/Donald A. Zakrowski
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