Form 10-Q
period 2016-09-30
LILLY ELI & CO
filed 2016-10-28
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2016
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
Yes ☒ No ☐
The number of shares of common stock outstanding as of October 17, 2016:

Class	Number of Shares Outstanding
Common	1,103,948,230

Eli Lilly and Company
Form 10-Q
For the Quarter Ended September 30, 2016

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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$5,191.7	$4,959.7	$15,461.6	$14,583.1
Costs, expenses, and other:
Cost of sales	1,400.9	1,236.9	4,188.9	3,648.0
Research and development	1,236.4	1,143.4	3,793.3	3,352.2
Marketing, selling, and administrative	1,565.4	1,575.7	4,661.9	4,734.6
Acquired in-process research and development (Note 3)	—	—	—	336.0
Asset impairment, restructuring, and other special charges (Note 5)	45.5	42.4	234.9	222.8
Other–net, (income) expense (Note 12)	(27.2)	(86.5)	100.6	(55.9)
	4,221.0	3,911.9	12,979.6	12,237.7
Income before income taxes	970.7	1,047.8	2,482.0	2,345.4
Income taxes (Note 8)	192.7	248.1	516.2	415.4
Net income	$778.0	$799.7	$1,965.8	$1,930.0

Earnings per share:
Basic	$0.74	$0.75	$1.86	$1.82
Diluted	$0.73	$0.75	$1.85	$1.81
Shares used in calculation of earnings per share:
Basic	1,057.7	1,061.4	1,058.4	1,062.4
Diluted	1,060.8	1,065.2	1,061.1	1,066.0

Dividends paid per share	$0.51	$0.50	$1.53	$1.50
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$778.0	$799.7	$1,965.8	$1,930.0
Other comprehensive income (loss), net of tax (Note 11)	113.5	(263.8)	323.0	(675.2)
Comprehensive income	$891.5	$535.9	$2,288.8	$1,254.8
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$3,489.0	$3,666.4
Short-term investments (Note 6)	737.8	785.4
Accounts receivable, net of allowances of $44.7 (2016) and $44.3 (2015)	3,848.5	3,513.0
Other receivables	672.9	558.6
Inventories	3,881.2	3,445.8
Prepaid expenses and other	756.5	604.4
Total current assets	13,385.9	12,573.6
Other Assets
Investments (Note 6)	5,027.0	3,646.6
Goodwill	4,007.7	4,039.9
Other intangibles, net	4,638.5	5,034.8
Sundry	2,279.3	2,220.5
Total other assets	15,952.5	14,941.8
Property and Equipment
Land, buildings, equipment, and construction in progress	17,237.8	16,660.9
Accumulated depreciation	(8,985.9)	(8,607.4)
Property and equipment, net	8,251.9	8,053.5
Total assets	$37,590.3	$35,568.9
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$641.5	$6.1
Accounts payable	1,161.2	1,338.2
Employee compensation	738.5	967.0
Sales rebates and discounts	3,547.5	2,560.1
Dividends payable	—	539.0
Income taxes payable	183.0	358.9
Other current liabilities	2,001.1	2,460.3
Total current liabilities	8,272.8	8,229.6
Other Liabilities
Long-term debt	8,707.3	7,972.4
Accrued retirement benefits (Note 9)	2,077.8	2,160.3
Long-term income taxes payable	805.6	868.9
Other noncurrent liabilities	2,111.0	1,747.4
Total other liabilities	13,701.7	12,749.0
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders’ Equity (Note 7)
Common stock	690.4	691.3
Additional paid-in capital	5,648.6	5,552.1
Retained earnings	16,601.6	16,011.8
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(4,257.7)	(4,580.7)
Cost of common stock in treasury	(80.5)	(90.0)
Total Eli Lilly and Company shareholders’ equity	15,589.2	14,571.3
Noncontrolling interests	26.6	19.0
Total equity	15,615.8	14,590.3
Total liabilities and equity	$37,590.3	$35,568.9
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$1,965.8	$1,930.0
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	1,152.0	1,084.3
Change in deferred income taxes	350.8	(671.0)
Stock-based compensation expense	188.5	159.4
Net payments for terminations of interest rate swaps	(3.4)	(186.1)
Acquired in-process research and development	—	336.0
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(1,215.8)	(963.6)
Other non-cash operating activities, net	296.2	279.5
Net Cash Provided by Operating Activities	2,734.1	1,968.5
Cash Flows from Investing Activities
Net purchases of property and equipment	(627.2)	(686.0)
Proceeds from sales and maturities of short-term investments	1,245.9	1,585.8
Purchases of short-term investments	(425.7)	(764.2)
Proceeds from sales of noncurrent investments	1,606.8	2,271.8
Purchases of noncurrent investments	(3,640.7)	(2,673.4)
Restricted cash released for acquisition (Note 3)	—	5,405.6
Cash paid for acquisitions, net of cash acquired	(45.0)	(5,287.8)
Proceeds from sale of product rights	—	410.0
Purchase of in-process research and development	—	(386.0)
Other investing activities, net	(75.1)	(102.7)
Net Cash Used for Investing Activities	(1,961.0)	(226.9)
Cash Flows from Financing Activities
Dividends paid	(1,617.4)	(1,594.0)
Net change in short-term borrowings	(1.7)	(2,680.7)
Proceeds from issuance of long-term debt	1,206.6	4,454.6
Repayment of long-term debt	(0.2)	(1,950.6)
Purchases of common stock	(300.1)	(496.6)
Other financing activities, net	(121.8)	27.7
Net Cash Used for Financing Activities	(834.6)	(2,239.6)
Effect of exchange rate changes on cash and cash equivalents	(115.9)	(134.8)

Net decrease in cash and cash equivalents	(177.4)	(632.8)
Cash and cash equivalents at January 1	3,666.4	3,871.6
Cash and Cash Equivalents at September 30	$3,489.0	$3,238.8
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. We issue our financial statements by filing with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing.
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

Accounting Standards Update 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
This standard will require entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of transfer. This standard requires a modified retrospective approach to adoption.
		This standard is effective January 1, 2018, with early adoption permitted. We are evaluating our anticipated date of adoption.	We are in the process of determining the anticipated impact on our consolidated financial statements.

Note 3: Acquisitions
On January 1, 2015, we completed the acquisition of Novartis Animal Health (Novartis AH). Additionally, on October 1, 2015, Bristol-Myers Squibb Company and E.R. Squibb (collectively, BMS) transferred to us their commercialization rights with respect to Erbitux® in the United States (U.S.) and Canada (collectively, North America) through a modification of our existing arrangement. See Note 4 for additional information related to the Erbitux arrangement. We also had an immaterial acquisition of a business in April 2016. These transactions were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition dates in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated condensed financial statements from the dates of acquisition.
In October 2016, we announced an agreement to acquire Boehringer Ingelheim Vetmedica, Inc.'s U.S. feline, canine, and rabies vaccine portfolio in an all-cash transaction for approximately $885 million, including the estimated cost of acquired inventory. Under the terms of the agreement, we will acquire a manufacturing and research and development site, a U.S. vaccine portfolio including vaccines used for the treatment of bordetella, Lyme disease, rabies, and parvovirus, among others, as well as several pipeline assets. This transaction will be accounted for as a business combination under the acquisition method of accounting and is expected to close by early 2017, subject to approval by the U.S. Federal Trade Commission. The closing is also subject to antitrust approval and the closing of a previously announced asset swap transaction between Boehringer Ingelheim and Sanofi SA.
In addition to the acquisitions of businesses, we also acquired assets in development in the nine months ended September 30, 2015, which are further discussed in this note below in Asset Acquisitions. Upon acquisition, the acquired in-process research and development (IPR&D) related to these products was immediately written off as an expense because the products had no alternative future use. For the three and nine months ended September 30, 2016, as well as for the three months ended September 30, 2015, we recorded no acquired IPR&D charges. There were acquired IPR&D charges of $336.0 million for the nine months ended September 30, 2015, which included the transactions discussed below in Asset Acquisitions and the upfront fee of $200.0 million related to tanezumab. See Note 4 for additional information related to the tanezumab arrangement.
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
(2) The goodwill recognized from this acquisition is attributable primarily to expected synergies from combining the operations of Novartis AH with our legacy animal health business, future unidentified projects and products, and the assembled workforce of Novartis AH. Approximately $1.0 billion of the goodwill associated with this acquisition is deductible for tax purposes.
Asset Acquisitions
The following table and narrative summarize our asset acquisitions during the nine months ended September 30, 2015. There were no asset acquisitions during the nine months ended September 30, 2016.

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
The following table summarizes our collaboration and other revenue, which is included in revenue in the consolidated condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collaboration and other revenue	$216.5	$215.2	$607.3	$644.7
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
In the most significant markets, we and Boehringer Ingelheim share equally the ongoing development costs, commercialization costs and agreed upon gross margin for any product resulting from the collaboration. We record our portion of the gross margin associated with Boehringer Ingelheim's compounds as collaboration and other revenue. We record our sales of Basaglar to third parties as net product revenues with the payments made to Boehringer Ingelheim for their portion of the gross margin recorded as cost of sales. For all compounds under this collaboration, we record our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. Each company is entitled to potential performance payments depending on the sales of the compounds it contributes to the collaboration. These performance payments result in the owner of the compound retaining a greater share of the agreed upon gross margin of that product.
The following table summarizes our collaboration and other revenue recognized with respect to the Trajenta and Jardiance families of products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Trajenta	$115.4	$92.7	$330.8	$255.0
Jardiance	47.5	15.4	125.8	45.7
Our revenue related to Basaglar was not significant for the three and nine months ended September 30, 2016 and 2015.

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
The following table summarizes our revenue recognized with respect to Erbitux:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net product revenues - BMS	$—	$(2.3)	$—	$22.6
Net product revenues - third party	155.9	—	455.8	—
Collaboration and other revenue	28.7	88.2	77.5	286.2
Revenue	$184.6	$85.9	$533.3	$308.8
Bristol-Myers Squibb Company
Pursuant to commercial agreements with BMS, we had been co-developing Erbitux in North America with BMS exclusively. A separate agreement grants co-exclusive rights among Merck, BMS, and us in Japan and expires in 2032. On October 1, 2015, BMS transferred their commercialization rights to us with respect to Erbitux in North America pursuant to a modification of our existing arrangement, and we began selling Erbitux at that time. This modification did not affect our rights with respect to Erbitux in other jurisdictions. In connection with the modification of terms, we provide consideration to BMS based upon a tiered percentage of net sales of Erbitux in North America estimated to average 38 percent through September 2018. The transfer of the commercialization rights was accounted for as an acquisition of a business.
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
Including the Erbitux business as if we had acquired it on January 1, 2015, our combined consolidated unaudited pro forma revenue and total Erbitux revenue would have been approximately $5.0 billion and $150 million, respectively, for the three months ended September 30, 2015, and $14.8 billion and $560 million, respectively, for the nine months ended September 30, 2015. This unaudited pro forma financial information adjusts the historical consolidated revenue to give effect to pro forma events that are directly attributable to the acquisition. There would have been no material change to our historical consolidated net income. The unaudited pro forma financial information is not necessarily indicative of what our consolidated revenues would have been had we completed the acquisition on January 1, 2015. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of our combined company.
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
The following table summarizes our revenue recognized with respect to Effient:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$127.7	$132.1	$394.3	$382.7

Baricitinib
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte) which provides us the development and commercialization rights to its Janus tyrosine kinase inhibitor compound, now known as baricitinib, and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent if the product is successfully commercialized. The agreement provides Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. In 2010, Incyte exercised its option to co-develop baricitinib in rheumatoid arthritis. The agreement calls for payments associated with certain development, success-based regulatory, and sales-based milestones. In the first quarter of 2016, we incurred milestone-related expenses of $55.0 million in connection with regulatory submissions in the U.S. and Europe which were recorded as research and development expense. As of September 30, 2016, Incyte is eligible to receive up to $360.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones, of which $180.0 million relates to regulatory decisions for a first indication. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
Solanezumab
We have an agreement with an affiliate of TPG-Axon Capital (TPG) whereby TPG funded a portion of the Phase III development of solanezumab. Under the agreement, TPG’s obligation to fund solanezumab costs ended in 2011. In exchange for its funding, TPG is eligible to receive success-based sales milestones totaling $70.2 million and mid-single digit royalties contingent upon the successful development of solanezumab. The royalties would be paid for approximately 10 years after launch of a product.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Marketing, selling, and administrative	$47.4	$53.6	$143.7	$156.5

Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Severance:
Human pharmaceutical	$—	$9.6	$—	$26.5
Animal health	8.3	2.5	37.0	38.8
Total severance	8.3	12.1	37.0	65.3
Asset impairment and other special charges:
Human pharmaceutical	—	0.9	—	18.0
Animal health	37.2	29.4	197.9	139.5
Total asset impairment and other special charges	37.2	30.3	197.9	157.5
Total asset impairment, restructuring, and other special charges	$45.5	$42.4	$234.9	$222.8
Severance costs recognized during the three months ended September 30, 2016 related primarily to the integration of Novartis AH. Severance costs recognized during the nine months ended September 30, 2016 related primarily to the integration of Novartis AH, as well as our decision to close an animal health manufacturing plant in Ireland. Severance costs recognized during the three and nine months ended September 30, 2015 related primarily to the integration of Novartis AH, as well as actions taken to reduce our cost structure.
Asset impairment and other special charges recognized during the three months ended September 30, 2016 resulted primarily from integration costs related to our acquisition of Novartis AH. Asset impairment and other special charges recognized during the nine months ended September 30, 2016 resulted primarily from integration costs related to our acquisition of Novartis AH, as well as $87.2 million of asset impairment and other charges related to our decision to close an animal health manufacturing plant in Ireland. The manufacturing plant was written down to its estimated fair value, which was based primarily on recent sales of similar assets. Asset impairment and other special charges recognized during the three and nine months ended September 30, 2015 related primarily to integration costs related to our acquisition of Novartis AH. The asset impairment and other special charges recognized during the nine months ended September 30, 2015 also related to intangible asset impairments due to product rationalization resulting from our acquisition of Novartis AH.
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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the British pound, Japanese yen, and the Swiss franc). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At September 30, 2016, we had outstanding foreign currency forward commitments to purchase 946.7 million U.S. dollars and sell 844.8 million euro, commitments to purchase 1.79 billion euro and sell 2.00 billion U.S. dollars, commitments to purchase 742.5 million U.S. dollars and sell 75.42 billion Japanese yen, commitments to purchase 192.7 million British pounds and sell 225.2 million euro, commitments to purchase 266.9 million U.S. dollars and sell 204.2 million British pounds, and commitments to purchase 192.8 million Swiss francs and sell 196.9 million U.S. dollars, which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes, which had carrying amounts of $3.55 billion and $2.27 billion as of September 30, 2016 and December 31, 2015, respectively, have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated and Swiss franc-denominated operations. Our cross-currency interest rate swaps that convert a portion of our U.S. dollar-denominated floating rate debt to euro-denominated floating rate debt have also been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statement of cash flows. At September 30, 2016, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 30 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
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
In May 2016, we issued Swiss franc-denominated notes consisting of Fr.200.0 million of 0.00 percent fixed-rate notes due May 24, 2018, Fr.600.0 million of 0.15 percent fixed-rate notes due May 24, 2024, and Fr.400.0 million of 0.45 percent fixed-rate notes due May 24, 2028, with interest to be paid annually. We are using the net cash proceeds of the offering of $1.21 billion for general corporate purposes, which may include the repayment or redemption prior to maturity of certain of our U.S. dollar denominated fixed-rate notes due March 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair value hedges:
Effect from hedged fixed-rate debt	$(18.8)	$66.1	$92.4	$25.8
Effect from interest rate contracts	18.8	(66.1)	(92.4)	(25.8)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	3.8	3.7	11.2	10.0
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	1.4	(14.9)	105.6	7.2
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net investment hedges:
Foreign currency-denominated notes	$(37.0)	$(16.8)	$(80.0)	$(50.6)
Cross-currency interest rate swaps	(4.1)	—	2.2	—
Foreign currency exchange contracts	—	—	31.9	—
Cash flow hedges:
Forward-starting interest rate swaps	—	—	(3.4)	(56.7)
During the next 12 months, we expect to reclassify from accumulated other comprehensive loss to earnings $15.2 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on our floating rate debt.
During the nine months ended September 30, 2016 and 2015, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at September 30, 2016 and December 31, 2015 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2016
Cash equivalents	$1,615.9	$1,615.9	$1,614.8	$1.1	$—	$1,615.9

Short-term investments:
U.S. government and agency securities	$81.0	$81.0	$81.0	$—	$—	$81.0
Corporate debt securities	648.8	648.3	—	648.8	—	648.8
Asset-backed securities	5.3	5.3	—	5.3	—	5.3
Other securities	2.7	2.7	—	2.7	—	2.7
Short-term investments	$737.8

Noncurrent investments:
U.S. government and agency securities	$344.0	$342.0	$344.0	$—	$—	$344.0
Corporate debt securities	3,104.7	3,084.7	—	3,104.7	—	3,104.7
Mortgage-backed securities	195.8	193.7	—	195.8	—	195.8
Asset-backed securities	474.8	473.3	—	474.8	—	474.8
Other securities	170.1	82.6	—	3.4	166.7	170.1
Marketable equity securities	178.5	80.5	178.5	—	—	178.5
Cost and equity method investments (2)	559.1
Noncurrent investments	$5,027.0

December 31, 2015
Cash equivalents	$1,644.4	$1,644.4	$1,637.0	$7.4	$—	$1,644.4

Short-term investments:
U.S. government and agency securities	$153.2	$153.4	$153.2	$—	$—	$153.2
Corporate debt securities	625.8	626.9	—	625.8	—	625.8
Asset-backed securities	3.3	3.3	—	3.3	—	3.3
Other securities	3.1	3.1	—	3.1	—	3.1
Short-term investments	$785.4

Noncurrent investments:
U.S. government and agency securities	$284.5	$286.0	$283.5	$1.0	$—	$284.5
Corporate debt securities	1,962.6	1,995.8	—	1,962.6	—	1,962.6
Mortgage-backed securities	153.3	154.7	—	153.3	—	153.3
Asset-backed securities	441.9	443.1	—	441.9	—	441.9
Other securities	137.1	97.3	—	4.1	133.0	137.1
Marketable equity securities	128.9	74.8	128.9	—	—	128.9
Cost and equity method investments (2)	538.3
Noncurrent investments	$3,646.6
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for cost method and equity method investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Long-term debt, including current portion
September 30, 2016	$(9,348.8)	$—	$(10,064.6)	$—	$(10,064.6)
December 31, 2015	(7,978.5)	—	(8,172.0)	—	(8,172.0)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2016
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$5.8	$—	$5.8	$—	$5.8
Sundry	156.2	—	156.2	—	156.2
Cross-currency interest rate contracts designated as net investment hedges:
Sundry	1.6	—	1.6	—	1.6
Foreign exchange contracts not designated as hedging instruments:
Other receivables	8.4	—	8.4	—	8.4
Other current liabilities	(5.5)	—	(5.5)	—	(5.5)
Contingent consideration liabilities (1):
Other current liabilities	(235.0)	—	—	(235.0)	(235.0)
Other noncurrent liabilities	(296.2)	—	—	(296.2)	(296.2)

December 31, 2015
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Sundry	$70.1	$—	$70.1	$—	$70.1
Other noncurrent liabilities	(0.4)	—	(0.4)	—	(0.4)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	13.1	—	13.1	—	13.1
Other current liabilities	(17.3)	—	(17.3)	—	(17.3)
Contingent consideration liabilities (1):
Other current liabilities	(243.7)	—	—	(243.7)	(243.7)
Other noncurrent liabilities	(427.2)	—	—	(427.2)	(427.2)
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
Contingent consideration liabilities primarily include contingent consideration related to Erbitux for which the fair value was estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant view for net sales in North America through September 2018 and an estimated discount rate. The amount to be paid is calculated as a tiered percentage of net sales (see Note 4) and will, therefore, vary directly with increases and decreases in net sales of Erbitux in North America. There is no cap on the amount that may be paid pursuant to this arrangement. The decrease in the fair value of the contingent consideration liabilities during the nine months ended September 30, 2016 was due primarily to cash payments of $171.8 million related to Erbitux. The change in the fair value of the contingent consideration liabilities recognized in earnings during the three and nine months ended September 30, 2016 was not material.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of September 30, 2016:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$4,860.5	$737.8	$3,716.5	$171.8	$234.4
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	September 30, 2016	December 31, 2015
Unrealized gross gains	$138.8	$68.0
Unrealized gross losses	7.6	52.5
Fair value of securities in an unrealized gain position	3,570.3	764.5
Fair value of securities in an unrealized loss position	1,266.2	2,933.4
We periodically assess our investment securities for other-than-temporary impairment losses. Other-than-temporary impairment losses recognized during the three and nine months ended September 30, 2016 totaled $11.4 million and $53.0 million, respectively. Impairment losses recognized during the three months ended September 30, 2016 related primarily to our marketable equity securities, while impairment losses recognized during the nine months ended September 30, 2016 related primarily to our cost and equity method investments. Other-than-temporary impairment losses recognized during the three and nine months ended September 30, 2015 totaled $31.5 million and $41.3 million, respectively.
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
As of September 30, 2016, the securities in an unrealized loss position include primarily our marketable equity securities as well as fixed-rate debt securities of varying maturities. Marketable equity securities are sensitive to market price adjustments for general market conditions and industry or sector specific factors, and fixed-rate debt securities are sensitive to changes in the yield curve and other market conditions. Approximately 90 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of September 30, 2016, we do not intend to sell, and it is not more likely than not that we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.

Activity related to our investment portfolio, substantially all of which related to available-for-sale securities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$926.3	$621.9	$2,503.4	$3,491.8
Realized gross gains on sales	12.8	151.0	18.0	253.3
Realized gross losses on sales	1.3	1.5	11.7	3.9
Realized gains and losses on sales of investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain interest in the underlying accounts receivable once sold. We derecognized $685.9 million and $670.6 million of accounts receivable as of September 30, 2016 and December 31, 2015, respectively, under these factoring arrangements. The cost of factoring such accounts receivable on our consolidated condensed results of operations for the nine months ended September 30, 2016 and 2015 was not material.
Note 7: Shareholders’ Equity
During the nine months ended September 30, 2016 and 2015, we repurchased $300.1 million and $496.6 million of shares, respectively, associated with our $5.00 billion share repurchase program announced in October 2013. As of September 30, 2016, there were $2.65 billion of shares remaining in that program.
Note 8: Income Taxes
The U.S. examination of tax years 2010-2012 commenced during the fourth quarter of 2013. In December 2015, we executed a closing agreement with the Internal Revenue Service which effectively settled certain matters for tax years 2010-2012. Accordingly, we reduced our gross uncertain tax positions by approximately $320 million in 2015. During the first quarter of 2016, we effectively settled the remaining matters related to tax years 2010-2012. As a result of this resolution, our gross uncertain tax positions were further reduced by approximately $140 million, and our consolidated condensed results of operations benefited from an immaterial reduction in income tax expense. During the nine months ended September 30, 2016, we made cash payments of approximately $150 million related to tax years 2010-2012 after application of available tax credit carryforwards and carrybacks. The U.S. examination of tax years 2013-2014 and tax year 2015 commenced during the first and third quarters of 2016, respectively.

Note 9: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$70.2	$82.8	$212.2	$245.3
Interest cost	104.2	117.1	314.4	351.4
Expected return on plan assets	(187.6)	(195.7)	(566.7)	(579.7)
Amortization of prior service cost	2.9	2.5	8.6	7.6
Recognized actuarial loss	71.0	91.5	213.4	274.8
Net periodic benefit cost	$60.7	$98.2	$181.9	$299.4

	Retiree Health Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit income:
Service cost	$9.7	$10.5	$29.3	$31.5
Interest cost	13.0	15.3	39.0	46.0
Expected return on plan assets	(37.6)	(37.1)	(112.7)	(111.3)
Amortization of prior service benefit	(21.5)	(21.6)	(64.3)	(64.8)
Recognized actuarial loss	5.2	9.4	15.5	28.3
Net periodic benefit income	$(31.2)	$(23.5)	$(93.2)	$(70.3)
We have contributed approximately $35 million required to satisfy minimum funding requirements to our defined benefit pension and retiree health benefit plans during the nine months ended September 30, 2016. Additional discretionary funding in the aggregate was not material during the nine months ended September 30, 2016. During the remainder of 2016, we expect to make contributions to our defined benefit pension and retiree health benefit plans of approximately $15 million to satisfy minimum funding requirements. Additional discretionary funding for the remainder of 2016 is not expected to be material.
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
From 2012 through 2016, we filed similar lawsuits against other ANDA defendants seeking a ruling that our patents are valid and infringed. Some of these cases have been stayed pending the outcome of the Teva/APP litigation, and several parties have agreed to be bound by the outcome of the Teva/APP litigation; the remaining cases have been administratively closed.
In February 2016, we filed a lawsuit alleging infringement against Dr. Reddy's Laboratories in response to its NDA for a salt form of pemetrexed product diluted in dextrose solution.
In June 2016, the United States Patent and Trademark Office (USPTO) granted petitions by Neptune Generics, LLC and Sandoz Inc. seeking inter partes review (IPR) of our vitamin regimen patent. The final written IPR decisions are expected in mid-2017. Several additional generic companies have filed petitions, seeking to join in these proceedings.
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
In parallel proceedings, Actavis returned to the lower court seeking a declaration of non-infringement for a different proposed product diluted in dextrose solution. In February 2016, the trial court ruled that Actavis’ commercialization of this product would not infringe the patent in the U.K., Italy, France, and Spain. We have sought to appeal this ruling.
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
We are aware that at least two generic pemetrexed products have launched in a major European market.
Japanese Patent Litigation and Administrative Proceedings
Three separate demands for invalidation of our two vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). In November 2015, the JPO issued written decisions in the invalidation trial initiated by Sawai Pharmaceutical Co., Ltd. (Sawai), which had been joined by three other companies, upholding both vitamin regimen patents. These patents provide intellectual property protection for Alimta until June 2021. Sawai and the other companies have filed appeals. The invalidation trials related to the other demands by Sawai are currently suspended.
Notwithstanding our patents, generic versions of Alimta were approved in Japan in February 2016. To date, each manufacturer of the generic version of Alimta has agreed not to proceed to pricing approval.
We do not anticipate generic competitors to proceed to launch prior to the completion of the Sawai invalidation trial.
Effient Patent Litigation and Administrative Proceedings
We, along with Daiichi Sankyo, Daiichi Sankyo, Inc., and Ube Industries (Ube) are engaged in U.S. patent litigation involving Effient brought pursuant to procedures set out in the Hatch-Waxman Act. More than 10 different companies have submitted ANDAs seeking approval to market generic versions of Effient prior to the expiration of Daiichi Sankyo’s and Ube’s patents (expiring in 2023) covering methods of using Effient with aspirin, and alleging the patents are invalid. One of these ANDAs also alleged that the compound patent for Effient (expiring in April 2017) was invalid. We have entered into a settlement relating to the compound patent litigation and anticipate that a generic version could launch as early as mid-August 2017.
Beginning in March 2014, we filed lawsuits in the U.S. District Court for the Southern District of Indiana against these companies, seeking a ruling that the patents are valid and infringed. These cases have been consolidated.
In 2015, several generic pharmaceutical companies filed petitions with the USPTO, requesting IPR of the method patents. In September 2016, the USPTO determined that the method-of-use patents are invalid. Daiichi Sankyo and Ube have appealed these decisions to the U.S. Court of Appeals for the Federal Circuit. We expect a final decision in late 2017. The consolidated lawsuit is currently stayed with respect to all parties pending the outcome of this appeal.
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
Byetta® Product Liability Litigation
We are named as a defendant in approximately 510 Byetta product liability lawsuits in the U.S. involving approximately 860 plaintiffs. Approximately 85 of these lawsuits, covering about 435 plaintiffs, are filed in California state court and coordinated in a Los Angeles Superior Court. Approximately 420 lawsuits, covering about 425 plaintiffs, are filed in federal court, the majority of which are coordinated in an MDL in the U.S. District Court for the Southern District of California. The remaining approximately five lawsuits, representing about five plaintiffs, are in various state courts. Approximately 470 of the lawsuits, involving approximately 710 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer); most others allege Byetta caused or contributed to pancreatitis. The federal and state trial courts granted summary judgment in favor of us and co-defendants on the claims alleging pancreatic cancer; those rulings are being appealed by the plaintiffs. We are aware of approximately 10 additional claimants who have not yet filed suit. These additional claims allege damages for pancreatic cancer or thyroid cancer. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Cymbalta® Product Liability Litigation
In October 2012, we were named as a defendant in a purported class-action lawsuit in the U.S. District Court for the Central District of California (Saavedra et al v. Eli Lilly and Company) involving Cymbalta. The plaintiffs, purporting to represent a class of all persons within the U.S. who purchased and/or paid for Cymbalta, asserted claims under the consumer protection statutes of four states, California, Massachusetts, Missouri, and New York, and sought declaratory, injunctive, and monetary relief for various alleged economic injuries arising from discontinuing treatment with Cymbalta. In December 2014, the district court denied the plaintiffs' motion for class certification. Plaintiffs filed a petition with the U.S. Court of Appeals for the Ninth Circuit requesting permission to file an interlocutory appeal of the denial of class certification, which was denied. Plaintiffs filed a second motion for certification under the consumer protection acts of New York and Massachusetts. The district court denied that motion for class certification in July 2015. The district court dismissed the suit and plaintiffs are appealing to the U.S. Court of Appeals for the Ninth Circuit. Oral argument is expected in late 2017.
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
Additionally, there have been approximately 40 individual and multi-plaintiff cases filed in California state court.  Most of those cases have been centralized in a California Judicial Counsel Coordination Proceeding pending in Los Angeles. The first individual product liability cases were tried in August 2015 and resulted in defense verdicts against four plaintiffs.
We have reached a settlement framework which provides for a comprehensive resolution of nearly all of these personal injury claims, filed or unfiled, alleging injuries from discontinuing treatment with Cymbalta. There can be no assurances, however, that a final settlement will be reached.
We continue to believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.

Prozac® Product Liability Litigation
We are aware of approximately 200 claims related to allegations that the antidepressant Prozac caused or contributed to birth defects in the children of women who ingested the drug during pregnancy. These claims have not yet been filed. We believe these claims are without merit and are prepared to defend against them vigorously.
Brazil–Employee Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. The plaintiffs allege that some employees at the facility were exposed to benzene and heavy metals; however, Lilly Brasil maintains that these alleged contaminants were never used in the facility. In May 2014, the labor court judge ruled against Lilly Brasil. The judge's ruling orders Lilly Brasil to undertake several actions of unspecified financial impact, including paying lifetime medical insurance for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. We cannot currently estimate the range of reasonably possible financial losses that could arise if we do not ultimately prevail in the litigation. The judge has estimated the total financial impact of the ruling to be approximately 1.0 billion Brazilian real (approximately $310 million as of September 30, 2016) plus interest. We strongly disagree with the decision and filed an appeal in May 2014.
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
Note 11:    Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended September 30, 2016 and 2015:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2016	$(1,273.0)	$36.8	$(2,919.1)	$(215.9)	$(4,371.2)

Other comprehensive income before reclassifications	5.8	48.9	18.7	—	73.4
Net amount reclassified from accumulated other comprehensive loss	—	(0.4)	38.0	2.5	40.1
Net other comprehensive income	5.8	48.5	56.7	2.5	113.5

Balance at September 30, 2016	$(1,267.2)	$85.3	$(2,862.4)	$(213.4)	$(4,257.7)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2015	$(1,037.6)	$121.0	$(3,263.3)	$(223.3)	$(4,403.2)

Other comprehensive income (loss) before reclassifications	(226.7)	(16.2)	16.2	—	(226.7)
Net amount reclassified from accumulated other comprehensive loss	—	(94.3)	54.8	2.4	(37.1)
Net other comprehensive income (loss)	(226.7)	(110.5)	71.0	2.4	(263.8)

Balance at September 30, 2015	$(1,264.3)	$10.5	$(3,192.3)	$(220.9)	$(4,667.0)

The following tables summarize the activity related to each component of other comprehensive income (loss) during the nine months ended September 30, 2016 and 2015:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(1,360.2)	$10.1	$(3,012.1)	$(218.5)	$(4,580.7)

Other comprehensive income (loss) before reclassifications	18.5	61.9	39.2	(2.2)	117.4
Net amount reclassified from accumulated other comprehensive loss	74.5	13.3	110.5	7.3	205.6
Net other comprehensive income	93.0	75.2	149.7	5.1	323.0

Balance at September 30, 2016	$(1,267.2)	$85.3	$(2,862.4)	$(213.4)	$(4,257.7)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(498.4)	$99.7	$(3,402.0)	$(191.1)	$(3,991.8)

Other comprehensive income (loss) before reclassifications	(765.9)	42.9	46.8	(36.9)	(713.1)
Net amount reclassified from accumulated other comprehensive loss	—	(132.1)	162.9	7.1	37.9
Net other comprehensive income (loss)	(765.9)	(89.2)	209.7	(29.8)	(675.2)

Balance at September 30, 2015	$(1,264.3)	$10.5	$(3,192.3)	$(220.9)	$(4,667.0)

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tax benefit (expense)	2016	2015	2016	2015
Foreign currency translation gains (losses)	$14.4	$(5.9)	$16.1	$(17.7)
Unrealized net losses on securities	(26.1)	(59.6)	(40.5)	(48.2)
Defined benefit pension and retiree health benefit plans	(9.5)	31.1	(57.0)	93.9
Effective portion of cash flow hedges	(1.3)	1.3	(2.7)	(15.9)
Provision for income taxes allocated to other comprehensive income (loss) items	$(22.5)	$(33.1)	$(84.1)	$12.1
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

Reclassifications out of accumulated other comprehensive loss were as follows:

	Reclassifications Out of Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Operations

	2016	2015	2016	2015
Amortization of retirement benefit items:
Prior service benefits, net	$(18.6)	$(19.1)	$(55.7)	$(57.2)	(1)
Actuarial losses, net	76.2	100.9	228.9	303.1	(1)
Total before tax	57.6	81.8	173.2	245.9
Tax benefit	(19.6)	(27.0)	(62.7)	(83.0)	Income taxes
Net of tax	38.0	54.8	110.5	162.9

Unrealized gains/losses on available-for-sale securities:
Realized gains, net	(12.0)	(149.5)	(6.8)	(213.9)	Other–net, (income) expense
Impairment losses	11.4	4.5	27.3	10.7	Other–net, (income) expense
Total before tax	(0.6)	(145.0)	20.5	(203.2)
Tax (benefit) expense	0.2	50.7	(7.2)	71.1	Income taxes
Net of tax	(0.4)	(94.3)	13.3	(132.1)
Other, net of tax (2)	2.5	2.4	81.8	7.1	Other–net, (income) expense
Total reclassifications for the period (net of tax)	$40.1	$(37.1)	$205.6	$37.9
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit (income) cost (see Note 9).
(2) Amount for the nine months ended September 30, 2016 included primarily $74.5 million of foreign currency translation losses.
Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$47.2	$39.3	$133.8	$117.0
Interest income	(29.1)	(21.2)	(76.8)	(63.2)
Venezuela charge	—	—	203.9	—
Debt extinguishment loss (Note 6)	—	—	—	166.7
Other income	(45.3)	(104.6)	(160.3)	(276.4)
Other–net, (income) expense	$(27.2)	$(86.5)	$100.6	$(55.9)
Due to the financial crisis in Venezuela and the significant deterioration of the bolívar, we changed the exchange rate used to translate the assets and liabilities of our subsidiaries in Venezuela which resulted in a first quarter of 2016 charge of $203.9 million. Prior to this change, we used the Supplementary Foreign Currency Administration System (SICAD) rate; however, this official rate was discontinued in the first quarter of 2016. After considering several factors, including the future uncertainty of the Venezuelan economy, published exchange rates, and the limited amount of foreign currency exchanged, we changed to the Divisa Complementaria (DICOM) rate. Other income consisted primarily of net gains on investments.

Note 13: Segment Information
We have two operating segments—human pharmaceutical products and animal health. Our operating segments are distinguished by the ultimate end user of the product—humans or animals. Performance is evaluated based on profit or loss from operations before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:
Endocrinology:
Humalog®	$640.8	$705.0	$1,949.0	$2,043.3
Forteo®	391.2	348.9	1,077.5	970.4
Humulin®	322.0	316.7	1,010.6	948.8
Trulicity®	243.6	73.7	588.5	136.2
Trajenta	115.4	92.7	330.8	255.0
Other Endocrinology	262.8	249.4	734.5	696.9
Total Endocrinology	1,975.8	1,786.4	5,690.9	5,050.6

Oncology:
Alimta	570.4	628.5	1,741.7	1,865.8
Erbitux	184.6	85.9	533.3	308.8
Cyramza®	159.0	111.2	437.0	266.4
Other Oncology	33.3	35.7	100.3	101.8
Total Oncology	947.3	861.3	2,812.3	2,542.8

Cardiovascular:
Cialis®	588.2	566.1	1,795.3	1,672.3
Effient	127.7	132.1	394.3	382.7
Other Cardiovascular	57.6	61.7	165.4	183.3
Total Cardiovascular	773.5	759.9	2,355.0	2,238.3

Neuroscience:
Cymbalta (1)	313.5	242.9	748.7	804.0
Strattera®	198.8	196.9	611.5	562.4
Zyprexa®	148.9	237.9	572.3	711.2
Other Neuroscience	47.3	46.8	137.4	136.0
Total Neuroscience	708.5	724.5	2,069.9	2,213.6

Other pharmaceuticals	80.4	48.8	213.0	168.5
Total human pharmaceutical products	4,485.5	4,180.9	13,141.1	12,213.8
Animal health	706.2	778.8	2,320.5	2,369.3
Revenue	$5,191.7	$4,959.7	$15,461.6	$14,583.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment profits:
Human pharmaceutical products	$1,089.0	$1,124.1	$2,975.3	$3,224.0
Animal health	104.9	139.8	464.3	443.1
Total segment profits	$1,193.9	$1,263.9	$3,439.6	$3,667.1

Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$1,193.9	$1,263.9	$3,439.6	$3,667.1
Other profits (losses):
Acquired in-process research and development (Note 3)	—	—	—	(336.0)
Amortization of intangible assets	(177.7)	(152.5)	(518.8)	(457.2)
Asset impairment, restructuring, and other special charges (Note 5)	(45.5)	(42.4)	(234.9)	(222.8)
Venezuela charge (Note 12)	—	—	(203.9)	—
Debt repurchase charges, net (2) (Note 6)	—	—	—	(152.7)
Inventory fair value adjustment related to Novartis AH (Note 3)	—	(21.2)	—	(153.0)
Consolidated income before taxes	$970.7	$1,047.8	$2,482.0	$2,345.4
(1) Cymbalta revenues include reductions to the reserve for expected product returns of approximately $145 million and $175 million during the three and nine months ended September 30, 2016, respectively.
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
Executive Overview
On July 27, 2016, we announced that David A. Ricks will assume the role of chief executive officer effective January 1, 2017, replacing John C. Lechleiter, who will retire at the end of 2016. Lechleiter will remain chairman of our board of directors through May 31, 2017, and Ricks will assume the role of chairman effective June 1, 2017.
The remainder of this section provides an overview of our financial results, recent product and late-stage pipeline developments, and other matters affecting our company and the pharmaceutical industry. Earnings per share (EPS) data are presented on a diluted basis.
Financial Results
The following table summarizes our key operating results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Change	2016	2015	Percent Change
Revenue	$5,191.7	$4,959.7	5	$15,461.6	$14,583.1	6
Gross margin	3,790.8	3,722.8	2	11,272.7	10,935.1	3
Gross margin as a percent of revenue	73.0%	75.1%		72.9%	75.0%
Operating expense (1)	$2,801.8	$2,719.1	3	$8,455.2	$8,086.8	5
Acquired in-process research and development	—	—	—	—	336.0	NM
Asset impairment, restructuring, and other special charges	45.5	42.4	7	234.9	222.8	5
Net income	778.0	799.7	(3)	1,965.8	1,930.0	2
Earnings per share	0.73	0.75	(3)	1.85	1.81	2
(1) Operating expense consists of research and development and marketing, selling, and administrative expenses.
NM - not meaningful
Revenue and gross margin increased for the three and nine months ended September 30, 2016. The increase in operating expense for both periods was due to an increase in research and development expense, partially offset by a decrease in marketing, selling, and administrative expense. The decreases in net income and EPS for the three months ended September 30, 2016 were driven by higher operating expenses and lower other income, partially offset by a higher gross margin and lower income taxes. The increases in net income and EPS for the nine months ended September 30, 2016 were driven by a higher gross margin, lower acquired in-process research and development (IPR&D) charges, and the 2015 charges related to the repurchase of debt, partially offset by higher operating expenses, the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar, and higher income taxes.

The following highlighted items affect comparisons of our financial results for the three and nine months ended September 30, 2016 and 2015:
2016
Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated condensed financial statements)

•
We recognized charges of $45.5 million (pretax), or $0.03 per share, and $234.9 million (pretax), or $0.19 per share, for the three and nine months ended September 30, respectively, related to the integration costs for our acquisition of Novartis Animal Health (Novartis AH) and severance costs. The charges for the nine months ended September 30 also included asset impairment charges related to the closure of an animal health manufacturing facility in Ireland.

Other–Net, (Income) Expense (Note 12 to the consolidated condensed financial statements)

•
We recognized charges of $203.9 million (pretax), or $0.19 per share, in the first quarter, related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar.

2015
Acquisitions (Note 3 to the consolidated condensed financial statements)

•
We recognized expense of $21.2 million (pretax), or $0.01 per share, and $153.0 million (pretax), or $0.10 per share, for the three and nine months ended September 30, respectively, related to the fair value adjustments to Novartis AH acquisition date inventory that was sold.

Acquired In-Process Research & Development (Notes 3 and 4 to the consolidated condensed financial statements)

•
We recognized acquired IPR&D charges of $336.0 million (pretax), or $0.20 per share, for the nine months ended September 30, related to upfront fees paid in connection with the collaboration agreements with Pfizer, Inc. (Pfizer), Innovent Biologics, Inc. (Innovent), Hanmi Pharmaceutical Co., Ltd. (Hanmi), and BioNTech AG (BioNTech).

Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated condensed financial statements)

•
We recognized charges of $42.4 million (pretax), or $0.03 per share, and $222.8 million (pretax), or $0.15 per share, for the three and nine months ended September 30, respectively, related to integration costs, intangible asset impairments, and severance costs primarily resulting from our acquisition of Novartis AH.

Debt Repurchase (Notes 6 and 12 to the consolidated condensed financial statements)

•
We recognized net charges of $152.7 million (pretax), or $0.09 per share, in the second quarter, attributable to the debt extinguishment loss of $166.7 million from the purchase and redemption of certain fixed-rate notes, partially offset by net gains from non-hedging interest rate swaps and foreign currency transactions associated with the related issuance of euro-denominated notes.

Late-Stage Pipeline
Our long-term success depends to a great extent on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on molecules currently in development by other biotechnology or pharmaceutical companies. We currently have approximately 40 potential new drugs in human testing or under regulatory review, and a larger number of projects in preclinical research.
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
Olaratumab* (Lartruvo™) (Q4 2016)—a human lgG1 monoclonal antibody for the treatment of advanced soft tissue sarcoma. In the United States (U.S.), Lartruvo is protected by a compound patent (2027, not including possible patent extension), and by biologics data package protection (2028).
The following NME has been submitted for regulatory review in at least one of the major geographies for potential use in the disease described. The quarter in which the NME initially was submitted in any major geography for any indication is shown in parentheses:
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
Solanezumab* (Q2 2009)—an anti-amyloid beta monoclonal antibody for the treatment of preclinical, prodromal, and mild Alzheimer’s disease.
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
Approved in Japan in third quarter of 2016. Announced in October 2016 top-line results of Phase III trial which met primary endpoints. Intend to submit to the U.S. Food and Drug Administration (FDA) in the first half of 2017.

Neuroscience
BACE inhibitor	Early Alzheimer's disease	Phase III			Moved into the Phase III portion of the Phase II/III seamless study in April 2016. Granted Fast Track Designation(1) from the FDA in August 2016.
Galcanezumab	Cluster headache	Phase III			Phase III studies are ongoing.
	Migraine prevention	Phase III			Initiated first Phase III study in January 2016.
Solanezumab	Preclinical Alzheimer's disease	Phase III			Phase III study is ongoing.
	Prodromal Alzheimer's disease	Phase III			Initiated Phase III study in August 2016.
	Mild Alzheimer's disease	Phase III			Announced change in primary endpoint for Phase III study in March 2016. Last patient visit achieved in fourth quarter of 2016. Plan to issue top-line results before end of 2016.
Tanezumab	Osteoarthritis pain	Phase III			Phase III studies are ongoing.
	Chronic low back pain	Phase III
	Cancer pain	Phase III
Tau imaging agent	Alzheimer's disease	Phase III			Phase III study is ongoing.

Compound	Indication	U.S.	Europe	Japan	Developments
Oncology
Abemaciclib	Metastatic breast cancer	Phase III			Phase III studies are ongoing.
	NSCLC	Phase III
Lartruvo	Soft tissue sarcoma	Approved	Submitted	Phase III
Based on Phase II data, submitted to European regulatory authorities in first quarter of 2016. Received positive opinion from the Committee for Medicinal Products for Human Use in September 2016. Granted accelerated approval(2) by the FDA in fourth quarter of 2016 based on phase II data. Phase III study is ongoing.

Portrazza	Metastatic squamous NSCLC (first-line)	Launched		Phase Ib/II	Approved and launched in Europe in first and second quarters of 2016, respectively.
(1) The FDA's fast track program is designed to expedite the development and review of new therapies to treat serious conditions and address unmet medical needs.
(2) Continued approval for this indication may be contingent on verification and description of clinical benefit in a confirmatory phase III trial.
Other Matters
Patent Matters
We depend on patents or other forms of intellectual-property protection for most of our revenues, cash flows, and earnings. We lost our data package protection for Cymbalta® in major European countries in 2014. In 2015, we saw the entry of generic competition in all major European markets. The loss of exclusivity for Cymbalta in the European markets has caused a rapid and severe decline in revenue for the product, which over time has, in the aggregate, had a material adverse effect on our consolidated results of operations and cash flows. We also lost patent exclusivity for the schizophrenia and bipolar mania indications in December 2015 and April 2016, respectively, for Zyprexa® in Japan. Generic versions of Zyprexa were launched in Japan in June 2016. The loss of exclusivity for Zyprexa in Japan has caused a rapid and severe decline in revenue for the product.
Additionally, as described in Note 10 to the consolidated condensed financial statements, the Alimta® vitamin regimen patents, which provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. Our compound patent for Alimta will expire in the U.S. in January 2017, and expired in major European countries and Japan in December 2015. We expect that the entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in revenue for the product, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows. We are aware that at least two generic pemetrexed products have launched in a major European market. Notwithstanding our patents, generic versions of Alimta were also approved in Japan in February 2016. As described in Note 10 to the consolidated condensed financial statements, each manufacturer of the generic version of Alimta has agreed not to proceed to pricing approval. We do not anticipate generic competitors will proceed to launch prior to the completion of the Sawai Pharmaceutical Co., Ltd. invalidation trial.
We will lose our patent protection for Strattera® in the U.S. in May 2017, and Cialis® in the U.S. and major European markets in November 2017. We will also lose exclusivity for Effient® in the U.S. in October 2017, and we have authorized one generic manufacturer to enter the market as early as mid-August 2017. We expect that the entry of generic competition into these markets following the loss of effective patent protection will cause a rapid and severe decline in revenue for the affected products, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows.

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
The impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar, resulted in a charge of $203.9 million in the first quarter of 2016. See Note 12 to the consolidated condensed financial statements for additional information related to the charge. We anticipate that the revenue from Venezuela for the remainder of 2016 will be de minimis. As of September 30, 2016, our Venezuelan subsidiaries represented less than 0.1 percent of our consolidated assets and liabilities. We continue to monitor Venezuela’s economy and other deteriorating economies. It is possible that additional charges may be recorded in the future. Any additional charges are not expected to have a material adverse effect on our future consolidated results of operations.
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
In the U.S. private sector, consolidation and integration among U.S. healthcare providers is also a major factor in the competitive marketplace for human pharmaceuticals. Health plans and pharmaceutical benefit managers have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance. Payers typically maintain formularies which specify coverage (the conditions under which drugs are included on a plan's formulary) and reimbursement (the associated out-of-pocket cost to the consumer). Formulary placement can lead to reduced usage of a drug for the relevant patient population due to coverage restrictions, such as prior authorizations and formulary exclusions, or due to reimbursement limitations which result in higher consumer out-of-pocket cost, such as non-preferred co-pay tiers, increased co-insurance levels and higher deductibles. Consequently, pharmaceutical companies compete for formulary placement not only on the basis of product attributes such as greater efficacy, fewer side effects, or greater patient ease of use, but also by providing rebates. Price is an increasingly important factor in formulary decisions, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. These downward pricing pressures could negatively affect future consolidated results of operations.
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

International
International operations also are generally subject to extensive price and market regulations. Cost-containment measures exist in a number of countries, including additional price controls and mechanisms to limit reimbursement for our products. Such policies are expected to increase in impact and reach, given the pressures on national and regional health care budgets that come from a growing aging population and ongoing economic challenges. In addition, governments in many emerging markets are becoming increasingly active in expanding health care system offerings. Given the budget challenges of increasing health care coverage for citizens, policies may be proposed that promote generics and biosimilars only and reduce current and future access to human pharmaceutical products.
Tax Matters
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Changes in the relevant tax laws, regulations, administrative practices, principles, and interpretations could adversely affect our future effective tax rates. The U.S. and a number of other countries are actively considering or enacting changes in this regard. For example, the Obama administration proposed changes to the manner in which the U.S. would tax the international income of U.S.-based companies, including unremitted earnings of foreign subsidiaries. Other tax proposals under discussion or introduced in the U.S. Congress could change the tax rate and manner in which U.S. companies would be taxed. Additionally, the Organisation for Economic Co-operation and Development issued its final recommendations of international tax reform proposals to influence international tax policy in major countries in which we operate. Other institutions have also become more active regarding tax-related matters, including the European Commission, the United Nations, the Group of Twenty, and the European Parliament. While outcomes of these initiatives continue to develop and remain uncertain, changes to key elements of the U.S. or international tax framework could have a material adverse effect on our consolidated operating results and cash flows.
Legal Matters
Information regarding contingencies relating to certain legal proceedings can be found in Note 10 to the consolidated condensed financial statements and is incorporated here by reference.
Revenue
The following tables summarize our revenue activity by region:

	Three Months Ended September 30,
	2016	2015	Percent Change
U.S. (1)	$2,837.6	$2,537.7	12
Outside U.S.	2,354.1	2,422.0	(3)
Revenue	$5,191.7	$4,959.7	5

	Nine Months Ended September 30,
	2016	2015	Percent Change
U.S. (1)	$8,283.1	$7,276.7	14
Outside U.S.	7,178.5	7,306.4	(2)
Revenue	$15,461.6	$14,583.1	6
(1) U.S. revenue includes revenue in Puerto Rico.

The following are components of the change in revenue compared with the prior year:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	11%	(2)%	4%	11%	2%	7%
Price	1%	(3)%	(1)%	3%	(2)%	—%
Foreign exchange rates	—%	2%	1%	—%	(1)%	(1)%
Percent change	12%	(3)%	5%	14%	(2)%	6%
Numbers may not add due to rounding
In the U.S., for the three and nine months ended September 30, 2016, the volume increase was driven by sales of a number of pharmaceutical products, including Trulicity®, Erbitux®, Humalog, Taltz, and Jardiance®, partially offset by decreased volumes for Zyprexa. For the three months ended September 30, 2016, the volume increase was also partially offset by decreased volumes for animal health products and Cialis. For the three and nine months ended September 30, 2016, U.S. revenue also benefited by reductions to the Cymbalta reserve for expected product returns, which included an adjustment of approximately $145 million in the third quarter of 2016, favorably affecting both volume and price.
Outside the U.S., for the three months ended September 30, 2016, the volume decrease was primarily related to the losses of exclusivity for Cymbalta in Europe and Canada, Zyprexa in Japan, and Alimta in several countries which more than offset increased volume for several other recently launched pharmaceutical products, including Trulicity and Cyramza®. For the nine months ended September 30, 2016, the volume increase was driven by sales of several pharmaceutical products, primarily Cyramza and Trulicity, partially offset by the loss of exclusivity for Cymbalta in Europe and Canada.

The following tables summarize our revenue activity by product:

	Three Months Ended September 30,
	2016			2015
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
	(Dollars in millions)
Humalog	$378.8	$262.0	$640.8	$705.0	(9)
Cialis	348.5	239.7	588.2	566.1	4
Alimta	277.0	293.4	570.4	628.5	(9)
Forteo®	206.7	184.5	391.2	348.9	12
Humulin®	195.6	126.4	322.0	316.7	2
Cymbalta	162.3	151.2	313.5	242.9	29
Trulicity	188.7	54.9	243.6	73.7	NM
Strattera	119.5	79.3	198.8	196.9	1
Erbitux	154.4	30.2	184.6	85.9	115
Cyramza	67.0	92.0	159.0	111.2	43
Zyprexa	7.3	141.6	148.9	237.9	(37)
Effient	112.5	15.2	127.7	132.1	(3)
Trajenta®	47.9	67.5	115.4	92.7	25
Other human pharmaceutical products	232.8	248.6	481.4	442.4	9
Animal health products	338.6	367.6	706.2	778.8	(9)
Revenue	$2,837.6	$2,354.1	$5,191.7	$4,959.7	5

	Nine Months Ended September 30,
	2016			2015
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
	(Dollars in millions)
Humalog	$1,160.3	$788.7	$1,949.0	$2,043.3	(5)
Cialis	1,055.7	739.6	1,795.3	1,672.3	7
Alimta	831.2	910.5	1,741.7	1,865.8	(7)
Forteo	541.2	536.3	1,077.5	970.4	11
Humulin	640.0	370.6	1,010.6	948.8	7
Cymbalta	246.2	502.5	748.7	804.0	(7)
Strattera	379.6	231.9	611.5	562.4	9
Trulicity	469.5	119.0	588.5	136.2	NM
Zyprexa	59.8	512.5	572.3	711.2	(20)
Erbitux	451.4	81.9	533.3	308.8	73
Cyramza	206.5	230.5	437.0	266.4	64
Effient	339.0	55.3	394.3	382.7	3
Trajenta	134.9	195.9	330.8	255.0	30
Other human pharmaceutical products	592.3	758.3	1,350.6	1,286.5	5
Animal health products	1,175.5	1,145.0	2,320.5	2,369.3	(2)
Revenue	$8,283.1	$7,178.5	$15,461.6	$14,583.1	6
(1) U.S. revenue includes revenue in Puerto Rico.
NM - not meaningful

Revenues of Humalog, our injectable human insulin analog for the treatment of diabetes, decreased 14 percent and 8 percent in the U.S. during the third quarter and first nine months of 2016, respectively, driven by lower realized prices, partially offset by increased demand. The decrease in realized prices for the third quarter and first nine months of 2016 included changes in estimates for rebates and discounts. Revenues outside the U.S. decreased 1 percent during the third quarter as the unfavorable impact of foreign exchange rates was largely offset by higher realized prices. For the first nine months of 2016, revenues outside the U.S. increased 1 percent driven by increased volume and higher realized prices, largely offset by the unfavorable impact of foreign exchange rates.
Revenues of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia, increased 11 percent and 21 percent in the U.S. during the third quarter and first nine months of 2016, respectively, driven by higher realized prices. During the third quarter of 2016, the higher realized prices were partially offset by decreased demand. Revenues outside the U.S. decreased 5 percent and 8 percent during the third quarter and first nine months of 2016, respectively, driven by decreased volume and the unfavorable impact of foreign exchange rates, partially offset by higher realized prices.
Revenues of Alimta, a treatment for various cancers, decreased 7 percent and 5 percent in the U.S. during the third quarter and first nine months of 2016, respectively, driven primarily by decreased demand due to competitive pressure. Revenues outside the U.S. decreased 12 percent and 8 percent during the third quarter and first nine months of 2016, respectively, driven primarily by the loss of exclusivity in several countries. During the third quarter of 2016, the impact from the loss of exclusivity was partially offset by the favorable impact of foreign exchange rates. We have faced and remain exposed to generic entry in multiple countries during 2016 that has eroded revenues and is likely to continue to erode revenues from current levels.
Revenues of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, increased 29 percent and 27 percent in the U.S. in the third quarter and first nine months of 2016, respectively, driven by higher realized prices. Revenues outside the U.S. decreased 2 percent in the third quarter of 2016, driven by lower realized prices, partially offset by the favorable impact of foreign exchange rates. For the first nine months of 2016, revenues outside the U.S. decreased 1 percent, as lower realized prices were largely offset by increased volume and the favorable impact of foreign exchange rates.
Revenues of Humulin, an injectable human insulin for the treatment of diabetes, increased 5 percent in the U.S. in the third quarter of 2016, driven by increased demand, partially offset by lower realized prices. For the first nine months of 2016, revenues increased 16 percent in the U.S., driven by increased volume and higher realized prices. The increase in our realized prices resulted from a first quarter change in estimate of a government rebate. Revenues outside the U.S. decreased 4 percent in the third quarter of 2016, driven by the unfavorable impact of foreign exchange rates and lower realized prices, partially offset by increased volume. For the first nine months of 2016, revenues outside the U.S. decreased 6 percent, driven by the unfavorable impact of foreign exchange rates.
Revenues of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, were $162.3 million and $246.2 million in the U.S. during the third quarter and first nine months of 2016, respectively, compared to $24.6 million and $119.5 million in the third quarter and first nine months of 2015, respectively. The increases were driven by reductions to the reserve for expected product returns, which included adjustments of approximately $145 million and $175 million in the third quarter and first nine months of 2016, respectively. Cymbalta revenues decreased 31 percent and 27 percent outside the U.S. in the third quarter and first nine months of 2016, respectively, driven by the loss of exclusivity.
Revenues of Strattera, a treatment for attention-deficit hyperactivity disorder, decreased 7 percent in the U.S. in the third quarter of 2016, driven by decreased volume. For the first nine months of 2016, revenues increased 6 percent in the U.S., driven by higher realized prices partially offset by decreased volume. Revenues outside the U.S. increased 16 percent and 14 percent during the third quarter and first nine months of 2016, respectively, driven by increased volume and to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.
Revenues of Trulicity, a treatment for type 2 diabetes, were $188.7 million and $469.5 million in the U.S. during the third quarter and first nine months of 2016, respectively, driven by growth in the GLP-1 market and increased share of market for Trulicity. Revenues of Trulicity outside the U.S. were $54.9 million and $119.0 million during the third quarter and first nine months of 2016, respectively.

Revenues of Zyprexa, a treatment for schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance, decreased 26 percent and 12 percent outside the U.S. in the third quarter and first nine months of 2016, respectively, driven primarily by decreased volumes in Japan due to the entry of generic competition in June 2016 following the loss of patent exclusivity. Zyprexa revenues in Japan were $65.6 million and $273.8 million for the third quarter and first nine months of 2016, respectively, compared with $101.6 million and $302.0 million for the third quarter and first nine months of 2015, respectively.
Revenues of Erbitux, a treatment for various cancers, increased to $154.4 million and $451.4 million in the U.S. in the third quarter and first nine months of 2016, respectively, compared with $57.4 million and $235.7 million in the same respective periods in 2015. The increases were due to the transfer of commercialization rights in the U.S. and Canada (collectively, North America) which occurred on October 1, 2015.
Revenues of animal health products decreased 14 percent in the U.S. during the third quarter, primarily due to wholesaler buying patterns for companion animal products and decreased revenues for food animal products due to market access pressures. For the first nine months of 2016, revenues increased 1 percent in the U.S., primarily due to the uptake of new companion animal products, largely offset by decreased revenues for food animal products due to market access pressures. Revenues outside the U.S. decreased 5 percent in the third quarter, negatively impacted by food animal products, primarily due to macroeconomic conditions in Latin America. Revenues outside the U.S. decreased 5 percent during the first nine months of 2016, primarily due to the unfavorable impact of foreign exchange rates.
Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue decreased 2.1 percentage points to 73.0 percent for the third quarter of 2016 compared with the third quarter of 2015 and decreased 2.1 percentage points to 72.9 percent for the first nine months of 2016 compared with the first nine months of 2015. The decline for the third quarter and first nine months of 2016 was primarily due to a lower benefit from foreign exchange rates on international inventories sold and, to a lesser extent, the transfer of Erbitux commercialization rights in North America. The decline in gross margin as a percent of revenue for the first nine months of 2016 was also partially offset by 2015 inventory step-up costs related to the acquisition of Novartis AH.
Research and development expenses increased 8 percent to $1.24 billion for the third quarter of 2016 and increased 13 percent to $3.79 billion for the first nine months of 2016. The increase was driven primarily by higher late-stage clinical development costs. The first nine months of 2016 also included a first quarter charge of $55.0 million for milestone payments to Incyte Corporation for the regulatory submissions of baricitinib in the U.S. and Europe, as well as a $100.0 million charge in the second quarter related to a development milestone for AZD3293, a BACE inhibitor, in development with AstraZeneca UK Limited. See Note 4 to the consolidated condensed financial statements for additional information.
Marketing, selling, and administrative expenses decreased 1 percent to $1.57 billion for the third quarter of 2016 and decreased 2 percent to $4.66 billion for the first nine months of 2016. For the third quarter of 2016, the decrease was due to reduced spending on late-life-cycle products, largely offset by expenses related to new products. For the first nine months of 2016, the decrease was primarily due to lower litigation expenses, the favorable impact of foreign exchange rates, and reduced spending on late-life-cycle products, partially offset by expenses related to new products.
There were no acquired IPR&D charges recognized in the third quarter and first nine months of 2016, as well as the third quarter of 2015; we recognized $336.0 million of acquired IPR&D charges for the first nine months of 2015. The charges for the first nine months of 2015 included a $50.0 million payment to Hanmi related to an exclusive license and collaboration agreement for Hanmi's oral Bruton's tyrosine kinase inhibitor, a $30.0 million payment to BioNTech related to the research collaboration to discover novel cancer immunotherapies, a $200.0 million payment to Pfizer following an FDA decision allowing the resumption of Phase III clinical trials for tanezumab, and a $56.0 million payment to Innovent associated with a collaboration to develop potential oncology therapies. See Notes 3 and 4 to the consolidated condensed financial statements for additional information.

We recognized asset impairment, restructuring, and other special charges of $45.5 million and $234.9 million for the third quarter and first nine months of 2016, respectively, compared with charges of $42.4 million and $222.8 million for the third quarter and first nine months of 2015, respectively. For the third quarter of 2016, the charges related to integration and severance costs for Novartis AH. For the third quarter of 2015, the charges primarily related to integration costs for Novartis AH and severance costs. The charges for the first nine months of 2016 were primarily associated with integration costs related to our acquisition of Novartis AH, asset impairments related to the closure of an animal health manufacturing facility in Ireland, as well as severance costs. The charges for the first nine months of 2015 were primarily attributable to integration costs for Novartis AH, severance costs, and intangible asset impairments primarily due to product rationalization resulting from the acquisition of Novartis AH. See Note 5 to the consolidated condensed financial statements for additional information.
Other–net, (income) expense was income of $27.2 million and expense of $100.6 million for the third quarter and first nine months of 2016, respectively, compared with income of $86.5 million and $55.9 million for the same respective periods in 2015. Other expense during the first nine months of 2016 was driven by a $203.9 million charge related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar. Other income during the third quarter of 2015 was driven by net gains on investments. Other income during the first nine months of 2015 was driven by net gains on investments, partially offset by a net charge of $152.7 million related to the repurchase of $1.65 billion of debt. See Note 12 to the consolidated condensed financial statements for additional information.
The effective tax rates were 19.9 percent and 20.8 percent for the third quarter and first nine months of 2016, respectively, compared with 23.7 percent and 17.7 percent for the same respective periods in 2015. The decline in the effective tax rate for the third quarter of 2016 is primarily due to the benefit of certain U.S. tax provisions, including the research and development tax credit, reinstated for 2016. The increase in the effective tax rate for the first nine months of 2016 is primarily due to the tax impact of 2015 charges, including acquired IPR&D charges; a net charge related to the repurchase of debt; and asset impairment, restructuring, and other special charges.
Financial Condition
Cash and cash equivalents decreased to $3.49 billion as of September 30, 2016, compared with $3.67 billion as of December 31, 2015. Refer to the consolidated condensed statements of cash flows for additional details on the significant sources and uses of cash for the nine months ended September 30, 2016 and 2015.
In addition to our cash and cash equivalents, we held total investments of $5.76 billion and $4.43 billion as of September 30, 2016 and December 31, 2015, respectively. See Note 6 to the consolidated condensed financial statements for additional details.
Total debt increased to $9.35 billion as of September 30, 2016, compared with $7.98 billion as of December 31, 2015. The increase was primarily due to the issuance of $1.21 billion of fixed-rate notes. See Note 6 to the consolidated condensed financial statements for additional details. At September 30, 2016, we had approximately $1.2 billion available to us under our corporate credit facility, which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings.
In October 2016, we announced an agreement to acquire Boehringer Ingelheim Vetmedica, Inc.'s U.S. feline, canine, and rabies vaccine portfolio in an all-cash transaction for approximately $885 million, including the estimated cost of inventory. We anticipate issuing debt to fund the transaction, which is expected to close by early 2017. See Note 3 to the consolidated condensed financial statements for additional information.
During the nine months ended September 30, 2016, we purchased $300.1 million of shares associated with our previously announced $5.00 billion share repurchase program.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including dividends, share repurchases, and capital expenditures. Various risks and uncertainties, including those discussed in "Forward-Looking Statements", may affect our operating results and cash generated from operations.
See "Other Matters—Patent Matters" for information regarding recent and upcoming losses of patent protection for Cymbalta (Europe), Alimta (U.S., Europe, and Japan), Zyprexa (Japan), Strattera (U.S.), Effient (U.S.), and Cialis (U.S. and Europe).

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

Financial Expectations
We have revised certain elements of our 2016 financial guidance. Full-year 2016 EPS is now expected to be in the range of $2.66 to $2.76. We now expect 2016 revenue of between $20.8 billion and $21.2 billion. Excluding the impact of foreign exchange rates, we expect revenue growth from a number of established products including Trajenta, Cialis, Forteo, Strattera, Erbitux, and animal health products, as well as higher revenues from new products including Cyramza, Jardiance, Trulicity, Portrazza, Basaglar®, and Taltz. We expect this revenue growth to be partially offset by lower revenue from Alimta as a result of increased competitive pressures.
Gross margin as a percent of revenue is still expected to be approximately 73 percent. Research and development expenses are still expected to be in the range of $4.9 billion to $5.1 billion. Marketing, selling, and administrative expenses are now expected to be in the range of $6.2 billion to $6.4 billion. Other—net, (income) expense is now expected to be in a range between $100 million and $150 million of expense.
The 2016 tax rate is still expected to be approximately 21 percent.
Capital expenditures are now expected to be approximately $1.0 billion.
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

Our management, with the participation of John C. Lechleiter, Ph.D., chairman, president, and chief executive officer, and Derica W. Rice, executive vice president, global services, and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2016, and concluded that they are effective.

(b)
Changes in Internal Controls. During the third quarter of 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The China National Development and Reform Commission is investigating our distributor pricing practices in China in connection with a broader inquiry into pharmaceutical industry pricing. We are cooperating with this investigation.
We are named as a defendant in approximately 515 Axiron® product liability lawsuits in the U.S. involving approximately 515 plaintiffs. In about one-third of the cases, other manufacturers of testosterone are named as co-defendants. Nearly all of these lawsuits have been consolidated in a federal multi-district litigation in the U.S. District Court for the Northern District of Illinois.  A small number of lawsuits have been filed in state courts. The cases generally allege cardiovascular and related injuries. Medical Mutual of Ohio has filed a class action complaint against multiple manufacturers of testosterone products in the Northern District of Illinois, on behalf of third party payers who paid for those products. The complainant is seeking damages under various state consumer protection laws and the federal Racketeer Influenced and Corrupt Organizations Act. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
We are named as a defendant in approximately 25 Cialis product liability lawsuits in the U.S. These cases, filed in various state and federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). The plaintiffs have filed a petition seeking to have the filed cases and an unspecified number of future cases coordinated into a federal multidistrict litigation in the Northern District of California. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
We are also a defendant in other litigation and investigations, including product liability, patent, employment, and premises liability litigation, of a character we regard as normal to our business.

Item 1A. Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the risk factors discussed in Part 1, Item 1A, "Risk Factors", of our 2015 Annual Report on Form 10-K, except as follows:
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
Intellectual property protection varies throughout the world and is subject to change over time. In the U.S., the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our human pharmaceutical patents; as a result, we expect that our U.S. patents on major pharmaceutical products will be routinely challenged in litigation and administrative proceedings, and may not be upheld. In addition, a new inter partes review process allows competitors to request review of issued patents by the United States Patent and Trademark Office without the protections of the Hatch-Waxman Act.  As a result, our patents may be invalided via this review process and, although such a decision can be appealed to the courts, in certain circumstances a loss could result in a competitor entering the market prior to an appeal decision, and a win provides no precedential value - the same patent can still be challenged by other competitors. We face many generic manufacturer challenges to our patents outside the U.S. as well. The entry of generic competitors typically results in rapid and severe declines in sales. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay damages for past infringement or royalties on future sales. See "Business—Patents, Trademarks, and Other Intellectual Property Rights" and "Financial Statements and Supplementary Data—Note 15, Contingencies," of our 2015 Annual Report on Form 10-K for more details.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no share repurchases during the three months ended September 30, 2016.
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 3.1	Amended Articles of Incorporation

EXHIBIT 3.2	By-laws, as amended

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of John C. Lechleiter, Ph.D., Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Executive Vice President, Global Services and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date:	October 28, 2016	/s/Bronwen L. Mantlo
Bronwen L. Mantlo
Corporate Secretary
Date:	October 28, 2016	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance and Chief Accounting Officer

Index to Exhibits
The following documents are filed as a part of this Report:

Exhibit
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 2013.

EXHIBIT 3.2	By-laws, as amended, are incorporated by reference to Exhibit 99 to the Company's Report on Form 8-K filed February 27, 2012.

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of John C. Lechleiter, Ph.D., Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Executive Vice President, Global Services and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files