Form 10-Q
period 2017-03-31
LILLY ELI & CO
filed 2017-05-01
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED MARCH 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐
The number of shares of common stock outstanding as of April 24, 2017:

Class	Number of Shares Outstanding
Common	1,103,388,743

Eli Lilly and Company
Form 10-Q
For the Quarter Ended March 31, 2017

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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2016, particularly under the captions “Forward-Looking Statements” and “Risk Factors.”
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$5,228.3	$4,865.1
Costs, expenses, and other:
Cost of sales	1,327.7	1,323.0
Research and development	1,238.3	1,221.0
Marketing, selling, and administrative	1,544.7	1,473.9
Acquired in-process research and development (Note 3)	857.6	—
Asset impairment, restructuring, and other special charges (Note 5)	213.9	131.4
Other–net, (income) expense (Note 12)	(15.1)	149.0
	5,167.1	4,298.3
Income before income taxes	61.2	566.8
Income taxes (Note 8)	172.0	126.7
Net income (loss)	$(110.8)	$440.1

Earnings (loss) per share:
Basic	$(0.10)	$0.42
Diluted	$(0.10)	$0.41
Shares used in calculation of earnings (loss) per share:
Basic	1,056.3	1,059.9
Diluted	1,056.3	1,063.1

Dividends paid per share	$0.52	$0.51
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(110.8)	$440.1
Other comprehensive income (loss), net of tax (Note 11) (1)	198.7	316.0
Comprehensive income	$87.9	$756.1
(1) Other comprehensive income (loss) for the three months ended March 31, 2017 consisted of $209.7 million of other comprehensive income attributable to controlling interest and $(11.0) million of other comprehensive income (loss) attributable to non-controlling interest. Other comprehensive income (loss) for the three months ended March 31, 2016 attributable to non-controlling interest is immaterial.
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$2,616.9	$4,582.1
Short-term investments (Note 6)	888.7	1,456.5
Accounts receivable, net of allowances of $41.8 (2017) and $40.3 (2016)	4,017.2	4,029.4
Other receivables	596.7	736.9
Inventories	4,035.1	3,561.9
Prepaid expenses and other	821.6	734.6
Total current assets	12,976.2	15,101.4
Other Assets
Investments (Note 6)	5,297.7	5,207.5
Goodwill	4,188.0	3,972.7
Other intangibles, net	4,716.7	4,357.9
Sundry	2,020.2	1,913.8
Total other assets	16,222.6	15,451.9
Property and Equipment
Land, buildings, equipment, and construction in progress	17,136.6	16,777.6
Accumulated depreciation	(8,711.1)	(8,525.0)
Property and equipment, net	8,425.5	8,252.6
Total assets	$37,624.3	$38,805.9
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$2,609.3	$1,937.4
Accounts payable	1,220.1	1,349.3
Employee compensation	566.5	896.9
Sales rebates and discounts	3,697.5	3,914.9
Dividends payable	—	548.1
Income taxes payable	122.0	119.1
Other current liabilities	2,232.6	2,220.9
Total current liabilities	10,448.0	10,986.6
Other Liabilities
Long-term debt	7,637.5	8,367.8
Accrued retirement benefits (Note 9)	2,455.7	2,453.9
Long-term income taxes payable	697.2	688.9
Other noncurrent liabilities	2,282.2	2,228.2
Total other liabilities	13,072.6	13,738.8
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders’ Equity (Note 7)
Common stock	690.0	688.5
Additional paid-in capital	5,617.6	5,640.6
Retained earnings	15,876.7	16,046.3
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(5,064.3)	(5,274.0)
Cost of common stock in treasury	(75.8)	(80.5)
Total Eli Lilly and Company shareholders’ equity	14,031.0	14,007.7
Noncontrolling interests	72.7	72.8
Total equity	14,103.7	14,080.5
Total liabilities and equity	$37,624.3	$38,805.9
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(110.8)	$440.1
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and amortization	386.9	385.5
Change in deferred income taxes	128.8	30.6
Stock-based compensation expense	69.3	62.0
Acquired in-process research and development	857.6	—
Other changes in operating assets and liabilities, net of acquisitions	(995.0)	(1,382.9)
Other non-cash operating activities, net	3.1	245.6
Net Cash Provided by (Used for) Operating Activities	339.9	(219.1)
Cash Flows from Investing Activities
Net purchases of property and equipment	(169.0)	(154.3)
Proceeds from sales and maturities of short-term investments	1,168.4	521.6
Purchases of short-term investments	(289.4)	(98.4)
Proceeds from sales of noncurrent investments	528.0	338.9
Purchases of noncurrent investments	(945.9)	(716.7)
Cash paid for acquisitions, net of cash acquired (Note 3)	(882.1)	—
Purchase of in-process research and development (Note 3)	(831.8)	—
Other investing activities, net	(7.8)	(36.5)
Net Cash Used for Investing Activities	(1,429.6)	(145.4)
Cash Flows from Financing Activities
Dividends paid	(547.4)	(538.3)
Net change in short-term borrowings	497.5	(1.1)
Repayments of long-term debt	(630.2)	—
Purchases of common stock	—	(300.1)
Other financing activities, net	(195.6)	(84.7)
Net Cash Used for Financing Activities	(875.7)	(924.2)
Effect of exchange rate changes on cash and cash equivalents	0.2	(70.1)

Net decrease in cash and cash equivalents	(1,965.2)	(1,358.8)
Cash and cash equivalents at January 1	4,582.1	3,666.4
Cash and Cash Equivalents at March 31	$2,616.9	$2,307.6
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. We issue our financial statements by filing with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing.
Certain reclassifications have been made to prior periods in the consolidated condensed financial statements and accompanying notes to conform with the current presentation. These reclassifications include $107.8 million that decreased net cash used for operating activities and increased net cash used for financing activities on the consolidated condensed statements of cash flows as a result of our adoption in the fourth quarter of 2016 of Accounting Standards Update 2016-09, Compensation - Stock Compensation:  Improvements to Employee Share-Based Payment Accounting as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Accounting Standards Update 2014-09 and various other related updates, Revenue from Contracts with Customers
This standard will replace existing revenue recognition standards and will require entities to recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. We currently plan to use the latter approach.
This standard is effective January 1, 2018, and we will adopt on that date.
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
This standard is effective January 1, 2018, and we will adopt on that date.
We are continuing to assess the potential impact of this standard on our consolidated financial statements and currently estimate that the cumulative effect of initially applying the standard would result in an increase to deferred tax assets and the opening balance of retained earnings of approximately $2 billion on January 1, 2018. This estimate is subject to change based upon intra-entity transfers of assets other than inventory over the remainder of 2017 and ongoing assessments of the future deductibility and realizability of the deferred tax assets that would result from implementation.

Accounting Standards Update 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard was issued to improve the transparency and comparability among organizations by requiring entities to separate their net periodic pension cost and net periodic postretirement benefit cost into a service cost component and other components. Currently, the costs of the other components along with the service cost component are classified based upon the function of the employee. This standard will require entities to classify the service cost component in the same financial statement line item or items as other compensation costs arising from services rendered by pertinent employees. The other components of net benefit cost will be presented separately from the line items that include the service cost component. When applicable, the service cost component will be the only component eligible for capitalization. An entity should apply the new standard retrospectively for the classification of the service cost and other components and prospectively for the capitalization of the service cost component.
This standard is effective January 1, 2018, with early adoption permitted. We intend to adopt this standard on January 1, 2018.
Upon adoption of this standard, pension and postretirement benefit cost components other than service costs will be presented in other–net, (income) expense. We do not expect the application of the new standard to have a material impact on consolidated net income either at initial implementation or on an ongoing basis.

Note 3: Acquisitions
On January 3, 2017, we completed the acquisition of Boehringer Ingelheim Vetmedica, Inc.'s United States (U.S.) feline, canine, and rabies vaccine portfolio and other related assets (BIVIVP). This transaction, as further discussed in this note below in Acquisition of a Business, was accounted for as a business combination under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of this acquisition are included in our consolidated condensed financial statements from the date of acquisition.
In addition to the acquisition of BIVIVP, we also acquired an asset in development in the three months ended March 31, 2017, which is further discussed in this note below in Asset Acquisition. Upon acquisition, the acquired in-process research and development (IPR&D) charge of $857.6 million related to this product was immediately written off as an expense because the product had no alternative future use. There were no acquired IPR&D charges for the three months ended March 31, 2016.
Acquisition of a Business
Boehringer Ingelheim Vetmedica, Inc. Vaccine Portfolio Acquisition
Overview of Transaction
We acquired BIVIVP in an all-cash transaction for $882.1 million. Under the terms of the agreement, we acquired a manufacturing and research and development site, a U.S. vaccine portfolio including vaccines used for the treatment of bordetella, Lyme disease, rabies, and parvovirus, among others, as well as several pipeline assets. The accounting impact of this acquisition and the results of the operations are included in our consolidated condensed financial statements beginning on January 3, 2017.
Assets Acquired and Liabilities Assumed
Our access to BIVIVP information was limited prior to the acquisition. As a consequence, we are in the process of determining the fair values and tax bases of a significant portion of the assets acquired and liabilities assumed, including the identification and valuation of intangible assets, inventory, property and equipment, accrued expenses, and tax exposures. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date. The final determination may result in asset and liability fair values and tax bases that differ from, and require changes to, the preliminary amounts recognized.
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at January 3, 2017
Inventories	$105.2
Acquired in-process research and development	33.0
Marketed products (1)	404.0
Property and equipment	156.2
Other assets and liabilities - net	(0.7)
Total identifiable net assets	697.7
Goodwill (2)	184.4
Total consideration transferred - net of cash acquired	$882.1
(1) These intangible assets, which are being amortized to cost of sales on a straight-line basis over their estimated useful lives, were expected to have a weighted average useful life of 10 years.
(2) The goodwill recognized from this acquisition is attributable primarily to expected synergies from combining the operations of BIVIVP with our legacy animal health business, future unidentified projects and products, and the assembled workforce of BIVIVP. We anticipate that the goodwill associated with this acquisition will be deductible for tax purposes.
Our consolidated condensed statement of operations for the three months ended March 31, 2017 includes BIVIVP revenue of $40.8 million. BIVIVP has been partially integrated into our animal health products segment and as a result of these integration efforts, certain parts of the animal health business were operating on a combined basis, and we could not distinguish the operations between BIVIVP and our legacy animal health products business.

Asset Acquisition
The following table and narrative summarizes our asset acquisition during the three months ended March 31, 2017. There was no asset acquisition which resulted in acquired IPR&D expense during the three months ended March 31, 2016.

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense
CoLucid Pharmaceuticals, Inc. (CoLucid)	Oral therapy for the acute treatment of migraine - lasmiditan	March 2017	Phase III	$857.6
(1) The phase of development presented is as of the date of the arrangement.
In March 2017, we acquired CoLucid, including its Phase III molecule, lasmiditan. Under the terms of the agreement, we acquired all shares of CoLucid for a cash purchase price of $831.8 million, net of cash acquired, plus net accrued liabilities assumed of $25.8 million. Substantially all of the value of CoLucid is related to lasmiditan, its only significant asset. The acquired IPR&D expense is not tax deductible.
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

	Three Months Ended March 31,
	2017	2016
Collaboration and other revenue	$240.4	$182.3
The following table summarizes our aggregate amount of marketing, selling, and administrative expense associated with our commission and profit-sharing obligations for the collaborations and other arrangements described above:

	Three Months Ended March 31,
	2017	2016
Marketing, selling, and administrative	$46.7	$49.0
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
The table below summarizes significant regulatory and commercialization events and milestones (received) paid for the compounds included in this collaboration:

	Product Status			Milestones (Deferred) Capitalized (1)
Product Family	U.S.	Europe	Japan	Year	Amount
Trajenta (2)	Launched 2011	Launched 2011	Launched 2011	2017	$—
				2016	—
				Cumulative (4)	446.4
Jardiance (3)	Launched 2014	Launched 2014	Launched 2015	2017	—
				2016	—
				Cumulative (4)	299.5
Basaglar	Launched 2016	Launched 2015	Launched 2015	2017	—
				2016	(187.5)
				Cumulative (4)	(250.0)
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
The following table summarizes our collaboration and other revenue recognized with respect to the Trajenta and Jardiance families of products and net product revenue recognized with respect to Basaglar:

	Three Months Ended March 31,
	2017	2016
Trajenta	$113.0	$94.4
Jardiance	74.0	38.2
Basaglar	46.0	10.9
Erbitux®
We have several collaborations with respect to Erbitux. The most significant collaborations are or, where applicable, were in Japan, and prior to the transfer of commercialization rights in the fourth quarter of 2015, the U.S. and Canada (Bristol-Myers Squibb Company); and worldwide except the U.S. and Canada (Merck KGaA). Certain rights to Erbitux outside the U.S. and Canada (collectively, North America) will remain with Merck KGaA (Merck) upon expiration of that agreement.

The following table summarizes our revenue recognized with respect to Erbitux:

	Three Months Ended March 31,
	2017	2016
Net product revenue	$131.3	$141.5
Collaboration and other revenue	23.1	26.6
Revenue	$154.4	$168.1
Bristol-Myers Squibb Company
Pursuant to commercial agreements with Bristol-Myers Squibb Company and E.R. Squibb (collectively, BMS), we had been co-developing Erbitux in North America with BMS exclusively. A separate agreement grants co-exclusive rights among Merck, BMS, and us in Japan and expires in 2032. On October 1, 2015, BMS transferred their commercialization rights to us with respect to Erbitux in North America pursuant to a modification of our existing arrangement, and we began selling Erbitux at that time. This modification did not affect our rights with respect to Erbitux in other jurisdictions. In connection with the modification of terms, we provide consideration to BMS based upon a tiered percentage of net sales of Erbitux in North America estimated to average 38 percent through September 2018. The transfer of the commercialization rights was accounted for as an acquisition of a business. The consideration to be paid to BMS was accounted for as contingent consideration liability. See Note 6 for discussion regarding the estimation of this liability.
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

The following table summarizes our revenue recognized with respect to Effient:

	Three Months Ended March 31,
	2017	2016
Revenue	$127.8	$131.5
Olumiant®
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte) which provides us the development and commercialization rights to its Janus tyrosine kinase inhibitor compound, now known as baricitinib (trade name Olumiant), and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent if the product is successfully commercialized. The agreement provides Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. Incyte exercised its option to co-develop Olumiant in rheumatoid arthritis and psoriatic arthritis in 2010 and 2017, respectively. The agreement calls for payments by us to Incyte associated with certain development, success-based regulatory, and sales-based milestones. In the first quarter of 2016, we incurred milestone-related expenses of $55.0 million in connection with regulatory submissions in the U.S. and Europe which were recorded as research and development expense. In the first quarter of 2017, we capitalized as an intangible asset a $65.0 million milestone in connection with the regulatory approval in Europe, which is being amortized to cost of sales over the term of the collaboration. As of March 31, 2017, Incyte is eligible to receive up to $295.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones, of which $115.0 million relates to regulatory decisions for a first indication. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain, chronic low back pain and cancer pain. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. Following the U.S. Food and Drug Administration's (FDA's) decision in March 2015 to lift the partial clinical hold on tanezumab, certain Phase III trials resumed in July 2015. Upon the FDA's lifting of the partial clinical hold and the decision to continue the collaboration with Pfizer, we paid an upfront fee of $200.0 million, which was expensed as acquired IPR&D. As of March 31, 2017, Pfizer is eligible to receive up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.
Lanabecestat
In September 2014, we entered into a collaboration agreement with AstraZeneca for the worldwide co-development and co-commercialization of AstraZeneca’s lanabecestat, an oral beta-secretase cleaving enzyme (BACE) inhibitor being investigated for the potential treatment of Alzheimer’s disease. We are responsible for leading development efforts, while AstraZeneca will be responsible for manufacturing efforts. If successful, both parties will take joint responsibility for commercialization. Under the agreement, both parties share equally in the ongoing development costs and, if successful, in gross margins and certain other costs associated with commercialization of the molecule. As a result of the molecule moving into Phase III testing in April 2016, we incurred a $100.0 million developmental milestone, which was recorded as research and development expense in the second quarter of 2016. As of March 31, 2017, AstraZeneca is eligible to receive up to $350.0 million of additional payments from us contingent upon the achievement of certain development and success-based regulatory milestones.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended March 31,
	2017	2016
Severance:
Human pharmaceutical products	$113.1	$—
Animal health products	55.6	9.5
Total severance	168.7	9.5
Asset impairment and other special charges:
Animal health products	45.2	121.9
Total asset impairment, restructuring, and other special charges	$213.9	$131.4
Severance costs recognized during the three months ended March 31, 2017 incurred as a result of actions taken to reduce our cost structure, as well as the integration of Novartis Animal Health (Novartis AH). Severance costs recognized during the three months ended March 31, 2016 related primarily to our decision to close an animal health manufacturing plant in Ireland as well as the integration of Novartis AH. Substantially all of the severance costs incurred during the three months ended March 31, 2017 are expected to be paid in the next 12 months.
Asset impairment and other special charges recognized during the three months ended March 31, 2017 resulted primarily from integration costs of Novartis AH, as well as asset impairments due to site closures. Asset impairment and other special charges recognized during the three months ended March 31, 2016 resulted primarily from $87.2 million of asset impairment and other charges related to our decision to close an animal health manufacturing plant in Ireland. The manufacturing plant was written down to its estimated fair value, which was based primarily on recent sales of similar assets. The remaining asset impairment and other special charges recognized during the three months ended March 31, 2016 consisted of integration costs related to our acquisition of Novartis AH.
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

We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2017, we had outstanding foreign currency forward commitments to purchase 4.16 billion U.S. dollars and sell 3.89 billion euro, commitments to purchase 3.47 billion euro and sell 3.75 billion U.S. dollars, commitments to purchase 587.1 million U.S. dollars and sell 65.96 billion Japanese yen, commitments to purchase 269.3 million British pounds and sell 310.1 million euro, and commitments to purchase 224.4 million U.S. dollars and sell 180.6 million British pounds, which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $3.42 billion and $3.34 billion as of March 31, 2017 and December 31, 2016, respectively, have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated and Swiss franc-denominated foreign operations. Our cross-currency interest rate swaps that convert a portion of our U.S. dollar-denominated floating rate debt to euro-denominated floating rate debt have also been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At March 31, 2017, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 25 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
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

The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended March 31,
	2017	2016
Fair value hedges:
Effect from hedged fixed-rate debt	$(7.5)	$75.3
Effect from interest rate contracts	7.5	(75.3)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	3.8	3.7
Net losses on foreign currency exchange contracts not designated as hedging instruments	37.2	13.3
During the three months ended March 31, 2017 and 2016, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2017	2016
Net investment hedges:
Foreign currency-denominated notes	$(78.9)	$(77.8)
Cross-currency interest rate swaps	(6.0)	(1.2)
During the next 12 months, we expect to reclassify from accumulated other comprehensive loss to earnings $15.1 million of pretax net losses on cash flow hedges of the variability in expected future interest payments on our floating rate debt.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at March 31, 2017 and December 31, 2016 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2017
Cash equivalents	$990.5	$990.5	$916.8	$73.7	$—	$990.5

Short-term investments:
U.S. government and agency securities	$98.9	$99.0	$98.9	$—	$—	$98.9
Corporate debt securities	784.7	784.4	—	784.7	—	784.7
Asset-backed securities	3.0	3.0	—	3.0	—	3.0
Other securities	2.1	2.1	—	2.1	—	2.1
Short-term investments	$888.7

Noncurrent investments:
U.S. government and agency securities	$359.1	$363.2	$359.1	$—	$—	$359.1
Corporate debt securities	3,188.0	3,191.3	—	3,188.0	—	3,188.0
Mortgage-backed securities	171.5	173.6	—	171.5	—	171.5
Asset-backed securities	513.4	514.3	—	513.4	—	513.4
Other securities	167.1	83.3	—	—	167.1	167.1
Marketable equity securities	340.1	78.3	340.1	—	—	340.1
Cost and equity method investments (2)	558.5
Noncurrent investments	$5,297.7

December 31, 2016
Cash equivalents	$2,986.8	$2,986.8	$2,699.4	$287.4	$—	$2,986.8

Short-term investments:
U.S. government and agency securities	$232.5	$232.6	$232.5	$—	$—	$232.5
Corporate debt securities	1,219.2	1,219.1	—	1,219.2	—	1,219.2
Asset-backed securities	4.3	4.3	—	4.3	—	4.3
Other securities	0.5	0.5	—	0.5	—	0.5
Short-term investments	$1,456.5

Noncurrent investments:
U.S. government and agency securities	$318.9	$323.8	$318.9	$—	$—	$318.9
Corporate debt securities	3,062.2	3,074.3	—	3,062.2	—	3,062.2
Mortgage-backed securities	183.1	185.4	—	183.1	—	183.1
Asset-backed securities	502.7	503.5	—	502.7	—	502.7
Other securities	153.7	77.6	—	—	153.7	153.7
Marketable equity securities	418.2	91.9	418.2	—	—	418.2
Cost and equity method investments (2)	568.7
Noncurrent investments	$5,207.5
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for cost method and equity method investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
March 31, 2017	$(1,799.7)	$—	$(1,798.8)	$—	$(1,798.8)
December 31, 2016	(1,299.3)	—	(1,299.3)	—	(1,299.3)
Long-term debt, including current portion
March 31, 2017	$(8,447.1)	$—	$(8,760.8)	$—	$(8,760.8)
December 31, 2016	(9,005.9)	—	(9,419.1)	—	(9,419.1)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2017
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$4.3	$—	$4.3	$—	$4.3
Sundry	28.9	—	28.9	—	28.9
Other current liabilities	(0.4)	—	(0.4)	—	(0.4)
Other noncurrent liabilities	(1.0)	—	(1.0)	—	(1.0)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	5.3	—	5.3	—	5.3
Sundry	21.3	—	21.3	—	21.3
Foreign exchange contracts not designated as hedging instruments:
Other receivables	8.2	—	8.2	—	8.2
Other current liabilities	(49.5)	—	(49.5)	—	(49.5)
Contingent consideration liabilities (1):
Other current liabilities	(213.8)	—	—	(213.8)	(213.8)
Other noncurrent liabilities	(189.4)	—	—	(189.4)	(189.4)

December 31, 2016
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$2.4	$—	$2.4	$—	$2.4
Sundry	37.0	—	37.0	—	37.0
Other noncurrent liabilities	(0.5)	—	(0.5)	—	(0.5)
Cross-currency interest rate contracts designated as net investment hedges:
Sundry	31.4	—	31.4	—	31.4
Foreign exchange contracts not designated as hedging instruments:
Other receivables	31.8	—	31.8	—	31.8
Other current liabilities	(21.7)	—	(21.7)	—	(21.7)
Contingent consideration liabilities (1):
Other current liabilities	(215.9)	—	—	(215.9)	(215.9)
Other noncurrent liabilities	(242.6)	—	—	(242.6)	(242.6)
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
We determine our Level 1 and Level 2 fair value measurements based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. Level 3 fair value measurements for other investment securities are determined using unobservable inputs, including the investments' cost adjusted for impairments and price changes from orderly transactions. The fair values of cost and equity method investments are not readily available.
Contingent consideration liabilities primarily include contingent consideration related to Erbitux for which the fair value was estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant view for net sales in North America through September 2018 and an estimated discount rate. The amount to be paid is calculated as a tiered percentage of net sales (see Note 4) and will, therefore, vary directly with increases and decreases in net sales of Erbitux in North America. There is no cap on the amount that may be paid pursuant to this arrangement. The decrease in the fair value of the contingent consideration liabilities during the three months ended March 31, 2017 was due primarily to cash payments of $49.9 million related to Erbitux. The change in the fair value of the contingent consideration liabilities recognized in earnings during the three months ended March 31, 2017 and 2016 due to changes in time value of money was not material.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of March 31, 2017:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$5,118.5	$886.6	$3,871.7	$151.2	$209.0
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	March 31, 2017	December 31, 2016
Unrealized gross gains	$280.5	$352.6
Unrealized gross losses	24.6	34.1
Fair value of securities in an unrealized gain position	2,173.7	1,869.7
Fair value of securities in an unrealized loss position	3,030.5	3,262.3
We periodically assess our investment securities for other-than-temporary impairment losses. Other-than-temporary impairment losses recognized during the three months ended March 31, 2016 were $25.7 million. There were no other-than-temporary impairment losses in the three months ended March 31, 2017.
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
As of March 31, 2017, the securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 95 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of March 31, 2017, we do not intend to sell, and it is not more likely than not that we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.

Activity related to our investment portfolio, substantially all of which related to available-for-sale securities, was as follows:

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$1,092.5	$726.4
Realized gross gains on sales	51.7	1.8
Realized gross losses on sales	1.3	7.3
Realized gains and losses on sales of investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain interest in the underlying accounts receivable once sold. We derecognized $652.0 million and $661.6 million of accounts receivable as of March 31, 2017 and December 31, 2016, respectively, under these factoring arrangements. The cost of factoring such accounts receivable on our consolidated condensed results of operations for the three months ended March 31, 2017 and 2016 was not material.
Note 7: Shareholders’ Equity
During the three months ended March 31, 2017 and 2016, we repurchased $60.0 million and $300.1 million of shares, respectively, associated with our $5.00 billion share repurchase program announced in October 2013. As of March 31, 2017, there were $2.35 billion of shares remaining in that program. Our share repurchases are facilitated through payments to a financial institution that purchases the shares on our behalf. As of December 31, 2016, we had paid $60.0 million to a financial institution for shares that were subsequently repurchased in the first quarter of 2017.
Note 8: Income Taxes
During the first three months of 2017, we incurred $172.0 million of income tax expense, despite earning $61.2 million of income before income taxes, as a result of the nondeductible $857.6 million acquired IPR&D charge for the acquisition of CoLucid.
During the first quarter of 2016, we completed and effectively settled the U.S. examination of tax years 2010-2012. As a result of this resolution, our gross uncertain tax positions were reduced by approximately $140 million, and our consolidated condensed results of operations benefited from an immaterial reduction in income tax expense. During 2016, we made cash payments of approximately $150 million related to tax years 2010-2012 after application of available tax credit carryforwards and carrybacks. The U.S. examination of tax years 2013-2015 began in 2016. Because the examination of years 2013-2015 is still in the early stages, the resolution of matters in this audit period will likely extend beyond the next 12 months.

Note 9: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2017	2016
Components of net periodic benefit cost:
Service cost	$78.9	$71.3
Interest cost	102.4	105.1
Expected return on plan assets	(194.0)	(189.6)
Amortization of prior service cost	1.4	6.0
Recognized actuarial loss	72.7	68.3
Net periodic benefit cost	$61.4	$61.1

	Retiree Health Benefit Plans
	Three Months Ended March 31,
	2017	2016
Components of net periodic benefit income:
Service cost	$11.2	$9.3
Interest cost	13.0	12.8
Expected return on plan assets	(40.3)	(37.5)
Amortization of prior service benefit	(22.5)	(21.4)
Recognized actuarial loss	4.1	5.2
Net periodic benefit income	$(34.5)	$(31.6)
We have contributed approximately $15 million required to satisfy minimum funding requirements to our defined benefit pension and retiree health benefit plans during the three months ended March 31, 2017. Additional discretionary funding in the aggregate was not material during the three months ended March 31, 2017. During the remainder of 2017, we expect to make contributions to our defined benefit pension and retiree health benefit plans of approximately $35 million to satisfy minimum funding requirements. Additional discretionary funding for the remainder of 2017 is not expected to be material.
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
In October 2010, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against Teva, APP and two other defendants seeking rulings that the U.S. vitamin regimen patent is valid and infringed (the Teva/APP litigation). A trial occurred in August 2013; the sole issue before the district court at that time was to determine patent validity. In March 2014, the court ruled that the asserted claims of the vitamin regimen patent are valid. The U.S. District Court for the Southern District of Indiana held a hearing on the issue of infringement in May 2015. In September 2015, the district court ruled that the vitamin regimen patent would be infringed by the generic challengers' proposed products. Teva and APP appealed all of the district court’s substantive decisions. In January 2017, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s decisions concerning validity and infringement. The defendants did not file for writ of certiorari with the U.S. Supreme Court, making the Court of Appeal's decision final.
From 2012 through 2017, we filed similar lawsuits against other ANDA defendants seeking a ruling that our patents are valid and infringed. Some of these cases have been stayed pending the outcome of the Teva/APP litigation, and several parties have agreed to be bound by the outcome of the Teva/APP litigation; the remaining cases have been administratively closed.
We have filed lawsuits alleging infringement against Dr. Reddy's Laboratories, Hospira, Inc., and Actavis LLC in response to their alternative forms of pemetrexed products.
In June 2016, the United States Patent and Trademark Office (USPTO) granted petitions by Neptune Generics, LLC and Sandoz Inc. seeking inter partes review (IPR) of our vitamin regimen patent. Several additional generic companies have filed petitions and joined these proceedings. The final written IPR decisions are expected in June 2017.
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
In addition, in the United Kingdom (U.K.), Actavis Group ehf and other Actavis companies (collectively, Actavis) filed litigation asking for a declaratory judgment that commercialization of certain salt forms of pemetrexed (the active ingredient in Alimta) diluted in saline solution would not infringe the vitamin regimen patents for Alimta in the U.K., Italy, France, and Spain. In May 2014, the trial court ruled that the vitamin regimen patents for Alimta would not be infringed by commercialization of alternative salt forms of pemetrexed, after expiration of the compound patents in December 2015. We appealed, and in June 2015, the U.K. Court of Appeal reversed the trial court's decision granting declarations of non-infringement over the Alimta vitamin regimen patents in those countries, ruling that the Alimta vitamin regimen patent would be infringed by commercialization of Actavis' products as proposed to be diluted in saline solution prior to the patent's expiration in June 2021. In February 2016, the U.K. Supreme Court granted our and Actavis' requests for permission to appeal different aspects of the judgment. A hearing took place in April 2017.
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
Additional legal proceedings are ongoing in various national courts of other European countries. We are aware that generic competitors have received approval to market generic versions of pemetrexed in major European markets and generics have launched in two major European markets.
Japanese Administrative Proceedings
Three separate demands for invalidation of our two vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). In November 2015, the JPO issued written decisions in the invalidation trial initiated by Sawai Pharmaceutical Co., Ltd. (Sawai), which had been joined by three other companies, upholding both vitamin regimen patents. In February 2017, the Japan Intellectual Property High Court confirmed the decisions of the JPO and ruled in our favor in the invalidation trials initiated by Sawai. The Japan Intellectual Property High Court’s decision regarding the demand initiated by Sawai is now final. These patents provide intellectual property protection for Alimta until June 2021. The remaining two separate demands are currently suspended but may resume now that the High Court decision relating to the first demand is final.
Notwithstanding our patents, generic versions of Alimta were approved in Japan starting in February 2016. We do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
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
Cymbalta® Product Liability Litigation
In October 2012, we were named as a defendant in a purported class-action lawsuit in the U.S. District Court for the Central District of California (now called Strafford et al. v. Eli Lilly and Company) involving Cymbalta. The plaintiffs, purporting to represent a class of all persons within the U.S. who purchased and/or paid for Cymbalta, asserted claims under the consumer protection statutes of four states, California, Massachusetts, Missouri, and New York, and sought declaratory, injunctive, and monetary relief for various alleged economic injuries arising from discontinuing treatment with Cymbalta. In December 2014, the district court denied the plaintiffs' motion for class certification. Plaintiffs filed a petition with the U.S. Court of Appeals for the Ninth Circuit requesting permission to file an interlocutory appeal of the denial of class certification, which was denied. Plaintiffs filed a second motion for certification under the consumer protection acts of New York and Massachusetts. The district court denied that motion for class certification in July 2015. The district court dismissed the suit and plaintiffs are appealing to the U.S. Court of Appeals for the Ninth Circuit. Oral argument is expected in late 2017.
We are named in approximately 140 lawsuits involving approximately 1,470 plaintiffs filed in various federal and state courts alleging injuries arising from discontinuation of treatment with Cymbalta. These include approximately 40 individual and multi-plaintiff cases filed in California state court, centralized in a California Judicial Counsel Coordination Proceeding pending in Los Angeles. The first individual product liability cases were tried in August 2015 and resulted in defense verdicts against four plaintiffs. We believe all these Cymbalta lawsuits and claims are without merit.
We have reached a settlement framework which provides for a comprehensive resolution of nearly all of these personal injury claims, filed or unfiled, alleging injuries from discontinuing treatment with Cymbalta. There can be no assurances, however, that a final settlement will be reached.
Brazil–Employee Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. The plaintiffs allege that some employees at the facility were exposed to benzene and heavy metals; however, Lilly Brasil maintains that these alleged contaminants were never used in the facility. In May 2014, the labor court judge ruled against Lilly Brasil. The judge's ruling orders Lilly Brasil to undertake several actions of unspecified financial impact, including paying lifetime medical insurance for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. While we cannot currently estimate the range of reasonably possible financial losses that could arise in the event we do not ultimately prevail in the litigation. The judge has estimated the total financial impact of the ruling to be approximately 1.0 billion Brazilian real (approximately $315 million as of March 31, 2017) plus interest. We strongly disagree with the decision and filed an appeal in May 2014.
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

Note 11:    Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended March 31, 2017 and 2016:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2017 (1)	$(1,867.3)	$224.0	$(3,371.6)	$(210.9)	$(5,225.8)

Other comprehensive income (loss) before reclassifications	218.6	(11.8)	(16.9)	—	189.9
Net amount reclassified from accumulated other comprehensive loss	—	(32.8)	39.1	2.5	8.8
Net other comprehensive income (loss)	218.6	(44.6)	22.2	2.5	198.7

Balance at March 31, 2017 (2)	$(1,648.7)	$179.4	$(3,349.4)	$(208.4)	$(5,027.1)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2016 (1)	$(1,360.2)	$10.1	$(3,012.1)	$(218.5)	$(4,580.7)

Other comprehensive income (loss) before reclassifications	200.3	4.2	(4.1)	—	200.4
Net amount reclassified from accumulated other comprehensive loss	74.5	3.6	35.1	2.4	115.6
Net other comprehensive income	274.8	7.8	31.0	2.4	316.0

Balance at March 31, 2016 (2)	$(1,085.4)	$17.9	$(2,981.1)	$(216.1)	$(4,264.7)
(1) Accumulated other comprehensive loss as of January 1, 2017 consists of $5,274.0 million of accumulated other comprehensive loss attributable to controlling interest and $48.2 million of accumulated other comprehensive income attributable to non-controlling interest. The accumulated other comprehensive loss attributable to non-controlling interest as of January 1, 2016 is immaterial.
(2) Accumulated other comprehensive loss as of March 31, 2017 consists of $5,064.3 million of accumulated other comprehensive loss attributable to controlling interest and $37.2 million of accumulated other comprehensive income attributable to non-controlling interest. The accumulated other comprehensive loss attributable to non-controlling interest as of March 31, 2016 is immaterial.
The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
Tax benefit (expense)	2017	2016
Foreign currency translation gains/losses	$29.7	$27.7
Unrealized net gains/losses on securities	18.1	(4.2)
Defined benefit pension and retiree health benefit plans	(8.5)	(25.7)
Effective portion of cash flow hedges	(1.3)	(1.3)
Provision for income taxes allocated to other comprehensive income (loss) items	$38.0	$(3.5)
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

Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Operations

	2017	2016
Amortization of retirement benefit items:
Prior service benefits, net	$(21.1)	$(15.4)	(1)
Actuarial losses, net	76.8	73.5	(1)
Total before tax	55.7	58.1
Tax benefit	(16.6)	(23.0)	Income taxes
Net of tax	39.1	35.1

Unrealized gains/losses on available-for-sale securities:
Realized (gains) losses, net before tax	(50.4)	5.5	Other–net, (income) expense
Tax (benefit) expense	17.6	(1.9)	Income taxes
Net of tax	(32.8)	3.6
Other, net of tax (2)	2.5	76.9	Other–net, (income) expense
Total reclassifications for the period (net of tax)	$8.8	$115.6
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit (income) cost (see Note 9).
(2) Amount for the three months ended March 31, 2016 included primarily $74.5 million of foreign currency translation losses.
Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended March 31,
	2017	2016
Interest expense	$46.6	$43.4
Interest income	(32.6)	(24.2)
Venezuela charge	—	203.9
Other income	(29.1)	(74.1)
Other–net, (income) expense	$(15.1)	$149.0
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

	Three Months Ended March 31,
	2017	2016
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:
Endocrinology:
Humalog®	$708.4	$606.3
Trulicity®	372.9	143.6
Forteo®	347.5	318.6
Humulin®	314.5	356.4
Trajenta	113.0	94.4
Other Endocrinology	266.8	237.4
Total Endocrinology	2,123.1	1,756.7

Oncology:
Alimta	489.9	564.2
Cyramza®	171.2	131.0
Erbitux	154.4	168.1
Other Oncology	71.5	31.2
Total Oncology	887.0	894.5

Cardiovascular:
Cialis®	533.6	576.7
Effient	127.8	131.5
Other Cardiovascular	35.8	46.0
Total Cardiovascular	697.2	754.2

Neuroscience:
Strattera®	196.2	188.1
Cymbalta	174.6	198.7
Zyprexa®	147.5	212.8
Other Neuroscience	61.0	44.1
Total Neuroscience	579.3	643.7

Other pharmaceuticals	172.4	61.4
Total human pharmaceutical products	4,459.0	4,110.5
Animal health products	769.4	754.6
Revenue	$5,228.3	$4,865.1

	Three Months Ended March 31,
	2017	2016
Segment profits:
Human pharmaceutical products	$1,170.9	$927.0
Animal health products	148.3	147.6
Total segment profits	$1,319.2	$1,074.6

Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$1,319.2	$1,074.6
Other profits (losses):
Acquired in-process research and development (Note 3)	(857.6)	—
Amortization of intangible assets	(176.1)	(172.5)
Asset impairment, restructuring, and other special charges (Note 5)	(213.9)	(131.4)
Venezuela charge (Note 12)	—	(203.9)
Inventory fair value adjustment related to BIVIVP (Note 3)	(10.4)	—
Consolidated income before taxes	$61.2	$566.8
Numbers may not add due to rounding.
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
General
Management’s discussion and analysis of results of operations and financial condition, is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated company. This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 may cause our actual results and cash generated from operations to differ materially from these forward-looking statements.
Executive Overview
This section provides an overview of our financial results, recent product and late-stage pipeline developments, and other matters affecting our company and the pharmaceutical industry. Earnings (loss) per share (EPS) data are presented on a diluted basis.
Financial Results
The following table summarizes our key operating results:

	Three Months Ended March 31,
	2017	2016	Percent Change
Revenue	$5,228.3	$4,865.1	7
Gross margin	3,900.6	3,542.1	10
Gross margin as a percent of revenue	74.6%	72.8%
Operating expense (1)	$2,783.0	$2,694.9	3
Acquired in-process research and development	857.6	—	NM
Asset impairment, restructuring, and other special charges	213.9	131.4	63
Net income (loss)	(110.8)	440.1	NM
Earnings (loss) per share	(0.10)	0.41	NM
(1) Operating expense consists of research and development and marketing, selling, and administrative expenses.
NM - not meaningful
Revenue increased for the three months ended March 31, 2017 driven by increased volume for Trulicity®, Taltz®, and other new pharmaceutical products. The increase in operating expense was primarily driven by an increase in marketing, selling, and administrative expense. The following highlighted items also affect comparisons of our financial results for the three months ended March 31, 2017 and 2016:
2017
Acquired in-process research and development (IPR&D) (Note 3 to the consolidated condensed financial statements)

•	We recognized an acquired IPR&D charge of $857.6 million, or $0.81 per share, associated with the acquisition of CoLucid Pharmaceuticals, Inc. (CoLucid). This charge is not tax-deductible.
Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated condensed financial statements)

•
We recognized charges of $213.9 million (pretax), or $0.16 per share, due to severance costs incurred as a result of actions taken to reduce our cost structure, integration costs, and asset impairments and exit fees due to site closures.

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
Income before income taxes for the three months ended March 31, 2017, was $61.2 million as the acquired IPR&D charge of $857.6 million offset substantially all of the income that was otherwise generated during the period. The non-tax deductible acquired IPR&D charge caused tax expense for the three months ended March 31, 2017 to exceed income before income taxes resulting in a net loss of $110.8 million.
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
Abemaciclib (Q3 2014)—a small molecule cell-cycle inhibitor, selective for cyclin-dependent kinases 4 and 6 for the treatment of metastatic breast cancer and non-small cell lung cancer (NSCLC).
Flortaucipir** (Q3 2015)—a positron emission tomography (PET) tracer intended to image tau (or neurofibrillary) tangles in the brain, which are an indicator of Alzheimer's disease.
Galcanezumab* (Q2 2015)—a once-monthly subcutaneously injected calcitonin gene-related peptide (CGRP) antibody for the treatment of migraine prevention and cluster headache.
Lanabecestat (Q2 2016)—an oral beta-secretase cleaving enzyme (BACE) inhibitor for the treatment of early and mild Alzheimer's disease (in collaboration with AstraZeneca).
Lasmiditan (Q2 2015)—an oral 5-HT1F agonist for the acute treatment of migraine.
Nasal glucagon* (Q3 2013)—a glucagon nasal powder formulation for the treatment of severe hypoglycemia in patients with diabetes treated with insulin.
Solanezumab* (Q2 2009)—an anti-amyloid beta monoclonal antibody for the treatment of preclinical Alzheimer’s disease.
Tanezumab* (Q3 2008)—an anti-nerve growth factor monoclonal antibody for the treatment of osteoarthritis pain, chronic low back pain, and cancer pain (in collaboration with Pfizer Inc.).

*	Biologic molecule subject to the United States (U.S.) Biologics Price Competition and Innovation Act

**	Diagnostic agent

The following table reflects the status of each NME and diagnostic agent within our late-stage pipeline and recently approved products including developments since January 1, 2017:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Nasal glucagon	Severe hypoglycemia	Phase III			Development of commercial manufacturing process is ongoing.
Immunology
Olumiant	Rheumatoid arthritis	See Developments	Launched	Submitted
Approved and launched in Europe in first quarter of 2017. Received complete response letter from the U.S. Food and Drug Administration (FDA) in second quarter of 2017. Timing of a resubmission in the U.S. will be based on further discussions with the FDA.

Neuroscience
Flortaucipir	Alzheimer's disease	Phase III			Phase III study is ongoing.
Galcanezumab	Cluster headache	Phase III			Phase III studies are ongoing.
	Migraine prevention	Phase III			Phase III studies are ongoing.
Lanabecestat	Early and mild Alzheimer's disease	Phase III			Phase III studies are ongoing.
Lasmiditan	Migraine	Phase III			Acquired with CoLucid in first quarter of 2017. Phase III studies are ongoing. See Note 3 for information on the acquisition.
Solanezumab	Preclinical Alzheimer's disease	Phase III			Phase III study is ongoing.
Tanezumab	Osteoarthritis pain	Phase III			Phase III studies are ongoing.
	Chronic low back pain	Phase III
	Cancer pain	Phase III
Oncology
Abemaciclib	Metastatic breast cancer	Phase III			Two Phase III trials met primary endpoints. First submission to FDA expected in second quarter of 2017.
	NSCLC	Phase III			Phase III study is ongoing.
Lartruvo	Soft tissue sarcoma	Launched		Phase III
Granted accelerated approval(1) by the FDA in fourth quarter of 2016 based on phase II data. Launched in the U.S. in the fourth quarter of 2016. Granted conditional approval(2) and launched in Europe in fourth quarter of 2016. Phase III study is ongoing.

(1) Continued approval for this indication may be contingent on verification and description of clinical benefit in a confirmatory Phase III trial.
(2) As part of a conditional marketing authorization, results from an ongoing Phase III study will need to be provided. This study is fully enrolled. Until availability of the full data, the Committee for Medicinal Products for Human Use will review the benefits and risks of Lartruvo annually to determine whether the conditional marketing authorization can be maintained.

Other Matters
Patent Matters
We depend on patents or other forms of intellectual-property protection for most of our revenues, cash flows, and earnings. We lost patent exclusivity for the schizophrenia and bipolar mania indications in December 2015 and April 2016, respectively, for Zyprexa® in Japan. Generic versions of Zyprexa were launched in Japan in June 2016. The loss of exclusivity for Zyprexa in Japan has caused a rapid and severe decline in revenue for the product.
Additionally, as described in Note 10 to the consolidated condensed financial statements, the Alimta® vitamin regimen patents, which provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. Our compound patent for Alimta expired in the U.S. in January 2017, and expired in major European countries and Japan in December 2015. We expect that the entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in revenue for the product, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows. While the U.S. Court of Appeals recently ruled in our favor regarding the validity and infringement of the vitamin regimen patent, that patent remains the subject of inter partes review challenges as further described in Note 10 to the consolidated condensed financial statements. We are aware that generic competitors have received approval to market generic versions of pemetrexed in major European markets and generics have launched in two major European markets. Notwithstanding our patents, generic versions of Alimta were also approved in Japan starting in February 2016. As described in Note 10 to the consolidated condensed financial statements, we do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
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
The compound patent for Humalog® (insulin lispro) has expired in major markets. Thus far, the loss of compound patent protection for Humalog has not resulted in a rapid and severe decline in revenue. Global regulators have different legal pathways to approve similar versions of insulin lispro and to date none have been approved in the U.S. or Europe. Other manufacturers have efforts underway to bring to market a similar version of insulin lispro and we are aware that a competitor's insulin lispro product has been accepted for regulatory review by the European Medicines Agency. It is difficult to estimate the impact of these products entering the market.
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
The impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar, resulted in a charge of $203.9 million in the first quarter of 2016. See Note 12 to the consolidated condensed financial statements for additional information related to the charge. As of March 31, 2017, our Venezuelan subsidiaries represented a de minimis portion of our consolidated assets and liabilities. We continue to monitor other deteriorating economies and it is possible that additional charges may be recorded in the future. Any additional charges are not expected to have a material adverse effect on our future consolidated results of operations.

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
The main coverage expansion provisions of the Affordable Care Act (ACA) are currently in effect through both state-based exchanges and the expansion of Medicaid. A trend has been the prevalence of benefit designs containing high out-of-pocket costs for patients, particularly for pharmaceuticals. In addition to the coverage expansions, many employers in the commercial market, driven in part by ACA changes such as the 2020 implementation of the excise tax on employer-sponsored health care coverage for which there is an excess benefit (the so-called "Cadillac tax"), continue to evaluate strategies such as private exchanges and wider use of consumer-driven health plans to reduce their healthcare liabilities over time. President Trump, the new administration, and Congress have identified repealing and replacing the ACA as a top priority. The proposed timeframe remains unclear. Further, provisions included in legislation repealing the ACA and any potential replacement program have yet to be determined and could have a material adverse effect on our consolidated results of operations and cash flows. At the same time, the broader paradigm shift towards performance-based reimbursement and the launch of several value-based purchasing initiatives have placed demands on the pharmaceutical industry to offer products with proven real-world outcomes data and a favorable economic profile.
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
Acquisitions
See Note 3 to the consolidated condensed financial statements for discussion regarding the following acquisitions:

•	Our acquisition of CoLucid, completed on March 1, 2017, for a cash purchase price of $831.8 million, net of cash acquired.

•
Our acquisition of Boehringer Ingelheim Vetmedica, Inc.'s U.S. feline, canine, and rabies vaccine portfolio and other related assets (BIVIVP), completed on January 3, 2017, in an all-cash transaction for $882.1 million.

Legal Matters
Information regarding contingencies relating to certain legal proceedings can be found in Note 10 to the consolidated condensed financial statements and is incorporated here by reference.
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended March 31,
	2017	2016	Percent Change
U.S. (1)	$2,933.5	$2,555.6	15
Outside U.S.	2,294.8	2,309.5	(1)
Revenue	$5,228.3	$4,865.1	7
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended March 31,
	2017 vs. 2016
	U.S.	Outside U.S.	Consolidated
Volume	11%	4%	8%
Price	3%	(3)%	—%
Foreign exchange rates	—%	(2)%	(1)%
Percent change	15%	(1)%	7%
Numbers may not add due to rounding
In the U.S., for the three months ended March 31, 2017, the volume increase was driven primarily by Trulicity, Taltz, Lartruvo, and companion animal products due to the inclusion of revenue from the BIVIVP acquisition, partially offset by decreased volume for Alimta. The U.S. increase in realized prices was primarily driven by Humalog which had significant unfavorable changes to rebates and discounts in the first quarter of 2016 that did not recur in the first quarter of 2017.

Outside the U.S., for the three months ended March 31, 2017, the volume increase was driven by sales of several newly launched pharmaceutical products including Trulicity and Cyramza®. The volume increase was offset by the loss of exclusivity for several products including Cymbalta® in Canada and Europe, Zyprexa in Japan, and Alimta in numerous countries.
The following table summarizes our revenue activity by product:

	Three Months Ended March 31,
	2017			2016
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
	(Dollars in millions)
Humalog	$449.1	$259.4	$708.4	$606.3	17
Cialis	296.7	236.9	533.6	576.7	(7)
Alimta	227.3	262.6	489.9	564.2	(13)
Trulicity	296.3	76.6	372.9	143.6	160
Forteo®	177.7	169.8	347.5	318.6	9
Humulin	205.4	109.1	314.5	356.4	(12)
Strattera	122.4	73.8	196.2	188.1	4
Cymbalta	34.1	140.5	174.6	198.7	(12)
Cyramza	66.2	105.1	171.2	131.0	31
Erbitux®	129.2	25.2	154.4	168.1	(8)
Zyprexa	23.7	123.8	147.5	212.8	(31)
Effient	117.0	10.8	127.8	131.5	(3)
Trajenta® (2)	45.4	67.6	113.0	94.4	20
Other human pharmaceutical products	329.2	278.0	607.4	420.1	45
Animal health products	413.8	355.6	769.4	754.6	2
Revenue	$2,933.5	$2,294.8	$5,228.3	$4,865.1	7
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Trajenta revenue includes Jentadueto®.
Revenue of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 24 percent in the U.S. during the first three months of 2017, driven by decreased revenue in the first quarter of 2016 resulting from changes in estimates for rebates and discounts, and to a lesser extent increased demand. Revenue outside the U.S. increased 6 percent during the first three months of 2017, driven by increased volume and, to a lesser extent, higher realized prices, partially offset by the unfavorable impact of foreign exchange rates.
Revenue of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia, decreased 8 percent in the U.S. during the first three months of 2017, driven by decreased demand. Revenue outside the U.S. decreased 6 percent during the first three months of 2017, driven by decreased volume and, to a lesser extent, the unfavorable impact of foreign exchange rates, partially offset by higher realized prices. We will lose our patent protection for Cialis in the U.S. and major European markets in November 2017. We expect that the entry of generic competition following the loss of exclusivity will cause a rapid and severe decline in revenue.
Revenue of Alimta, a treatment for various cancers, decreased 14 percent in the U.S. during the first three months of 2017, driven by decreased demand due to competitive pressure. Revenue outside the U.S. decreased 13 percent during the first three months of 2017, driven by lower realized prices, the loss of exclusivity in several countries and, to a lesser extent, the unfavorable impact of foreign exchange rates. We have faced and remain exposed to generic entry in multiple countries that has eroded revenue and is likely to continue to erode revenue from current levels.
Revenue of Trulicity, a treatment for type 2 diabetes, in the U.S. during the first three months of 2017, was driven by growth in the GLP-1 market and increased share of market for Trulicity. Revenue outside the U.S. during the first three months of 2017, was primarily driven by uptake in Europe and Japan.

Revenue of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, increased 20 percent in the U.S. in the first three months of 2017, driven by higher realized prices and, to a lesser extent, wholesaler buying patterns. Revenue outside the U.S. remained flat for the first three months of 2017, as lower realized prices were offset by increased volume.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, decreased 14 percent in the U.S. in the first three months of 2017, driven by a change in estimate in the first quarter of 2016 for a government rebate, which increased revenue in that period and, to a lesser extent, decreased demand. Revenue outside the U.S. decreased 6 percent in the first three months of 2017, driven by lower realized prices and, to a lesser extent, the unfavorable impact of foreign exchange rates, partially offset by increased volume.
Revenue of Strattera, a treatment for attention-deficit hyperactivity disorder, increased 5 percent in the U.S. in the first three months of 2017, driven by higher realized prices, partially offset by decreased demand. We will lose our patent protection for Strattera in the U.S. in May 2017. We expect that the entry of generic competition following the loss of effective patent protection will cause a rapid and severe decline in revenue. Revenue outside the U.S. increased 3 percent during the first three months of 2017, driven by increased volume in Japan, partially offset by lower realized prices.
Revenue of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, was $34.1 million in the U.S. during the first three months of 2017, compared to $23.3 million in the first three months of 2016. Cymbalta revenue decreased 20 percent outside the U.S. in the first three months of 2016, primarily driven by the loss of exclusivity in Canada and Europe.
Revenue of Cyramza, a treatment for various cancers, decreased 8 percent in the U.S. in the first three months of 2017, driven by lower realized prices and, to a lesser extent, decreased demand due to competitive pressure. Revenue outside the U.S. increased 77 percent in the first three months of 2017, primarily due to increased volume in Japan, partially offset by lower realized prices.
Revenue of Erbitux, a treatment for various cancers, decreased 8 percent in the U.S. in the first three months of 2017, due to competitive pressure.
Worldwide food animal revenue decreased 3 percent, driven by lower worldwide volume due to continued economic pressure in the dairy market and customer buying patterns. Worldwide companion animal revenue increased 13 percent, driven by the inclusion of $40.8 million in revenue from the BIVIVP acquisition, partially offset by worldwide competitive pressure.
Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue increased 1.8 percentage points to 74.6 percent for the first three months of 2017 compared with the first three months of 2016. The increase in gross margin percent for the first three months of 2017 was primarily due to manufacturing efficiencies.
Research and development expenses increased 1 percent to $1.24 billion for the first three months of 2017.
Marketing, selling, and administrative expenses increased 5 percent to $1.54 billion for the first three months of 2017, primarily due to increased expenses related to new pharmaceutical products, partially offset by decreased expenses related to late life-cycle products.
We recognized $857.6 million of acquired IPR&D charges in the first three months of 2017 associated with the acquisition of CoLucid. There were no acquired IPR&D charges for the first three months of 2016. See Note 3 to the consolidated condensed financial statements for additional information.
We recognized asset impairment, restructuring, and other special charges of $213.9 million for the first three months of 2017 compared with charges of $131.4 million for the first three months of 2016. The charges for the first three months of 2017 were due to severance costs incurred as a result of actions taken to reduce our cost structure, integration costs, and asset impairments and exit fees due to site closures. The charges for the first three months of 2016 were associated with asset impairments related to the closure of an animal health manufacturing facility in Ireland and integration costs related to the acquisition of Novartis AH. See Note 5 to the consolidated condensed financial statements for additional information.
Other–net, (income) expense was income of $15.1 million for the first three months of 2017 compared with expense $149.0 million for the first three months of 2016. Other expense during the first three months of 2016 was driven by a $203.9 million charge related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar. See Note 12 to the consolidated condensed financial statements for additional information.
During the first three months of 2017, we incurred $172.0 million of income tax expense despite earning $61.2 million of income before income taxes as a result of the nondeductible $857.6 million acquired IPR&D charge for the acquisition of CoLucid. During the first three months of 2016 our effective tax rate was 22.4 percent.
Financial Condition
Cash and cash equivalents decreased to $2.62 billion as of March 31, 2017, compared with $4.58 billion as of December 31, 2016. Refer to the consolidated condensed statements of cash flows for additional details on the significant sources and uses of cash for the three months ended March 31, 2017 and 2016.
In addition to our cash and cash equivalents, we held total investments of $6.19 billion and $6.66 billion as of March 31, 2017 and December 31, 2016, respectively. See Note 6 to the consolidated condensed financial statements for additional details.
Total debt decreased to $10.25 billion as of March 31, 2017, compared with $10.31 billion as of December 31, 2016. The decrease was due to the repayment of $630.2 million of long term debt largely offset by the net issuance of $497.5 million of commercial paper. At March 31, 2017, we had a total of $5.17 billion of committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings.
During the three months ended March 31, 2017, we repurchased $60.0 million of shares associated with our previously announced $5.00 billion share repurchase program.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including dividends, share repurchases, and capital expenditures.
See "Other Matters—Patent Matters" for information regarding recent and upcoming losses of patent protection for Zyprexa (Japan), Alimta (U.S., Europe, and Japan), Strattera (U.S.), Effient (U.S.), and Cialis (U.S. and Europe).
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

Financial Expectations
Full-year 2017 EPS is revised to be in the range of $2.60 to $2.70, primarily due to severance costs incurred as a result of actions taken to reduce our cost structure. We still expect 2017 revenue of between $21.8 billion and $22.3 billion. Excluding the impact of foreign exchange rates, we expect revenue growth from animal health products and a number of established pharmaceutical products including Trajenta, Forteo, and Humalog, as well as higher revenue from new products including Trulicity, Taltz, Basaglar®, Cyramza, Jardiance®, and Lartruvo.
Gross margin as a percent of revenue is still expected to be approximately 73.5 percent. Research and development expenses are still expected to be in the range of $4.9 billion to $5.1 billion. Marketing, selling, and administrative expenses are still expected to be in the range of $6.4 billion to $6.6 billion. Other—net, (income) expense is still expected to be income of up to $100 million.
The 2017 tax rate is still expected to be approximately 24.5 percent.
Capital expenditures are still expected to be approximately $1.2 billion.
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

Our management, with the participation of David A. Ricks, president and chief executive officer, and Derica W. Rice, executive vice president, global services, and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2017, and concluded that they are effective.

(b)
Changes in Internal Controls. During the first quarter of 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
See "Notes to Consolidated Condensed Financial Statements—Note 10, Contingencies" for information on various legal proceedings, including but not limited to:
•The patent litigation and administrative proceedings involving Alimta and Effient.
•The product liability litigation involving Actos® and Cymbalta.
•The employee litigation in Brazil.
That information is incorporated into this Item by reference.
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016 (Part I, Item 3).
Other Product Liability Litigation
We are named as a defendant in approximately 495 Byetta® product liability lawsuits in the U.S. involving approximately 760 plaintiffs. Approximately 60 of these lawsuits, covering about 320 plaintiffs, are filed in California state court and coordinated in a Los Angeles Superior Court. Approximately 430 lawsuits, covering about 435 plaintiffs, are filed in federal court, the majority of which are coordinated in a multidistrict litigation (MDL) in the U.S. District Court for the Southern District of California. The remaining three lawsuits, representing four plaintiffs, are in various state courts. Approximately 485 of the lawsuits, involving approximately 720 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer); most others allege Byetta caused or contributed to pancreatitis. The federal and state trial courts granted summary judgment in favor of us and co-defendants on the claims alleging pancreatic cancer; those rulings are being appealed by the plaintiffs. We are aware of approximately 20 additional claimants who have not yet filed suit. These additional claims allege damages for pancreatic cancer or thyroid cancer. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
We are named as a defendant in approximately 530 Axiron® product liability lawsuits in the U.S. involving approximately 530 plaintiffs. In about one-third of the cases, other manufacturers of testosterone are named as co-defendants. Nearly all of these lawsuits have been consolidated in a federal MDL in the U.S. District Court for the Northern District of Illinois. A small number of lawsuits have been filed in state courts. The cases generally allege cardiovascular and related injuries. Medical Mutual of Ohio has filed a class action complaint against multiple manufacturers of testosterone products in the Northern District of Illinois, on behalf of third party payers who paid for those products. The complainant is seeking damages under various state consumer protection laws and the federal Racketeer Influenced and Corrupt Organizations Act. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
We are named as a defendant in approximately 60 Cialis product liability lawsuits in the U.S. These cases, originally filed in various federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have the filed cases and an unspecified number of future cases coordinated into a federal MDL in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra ® . The JPML ordered the transfer of the existing cases to the now-renamed MDL In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation . We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Other Patent Litigation
In Canada, several generic companies previously challenged the validity of our Zyprexa patent. In September 2012, the Canadian Court of Appeals affirmed the lower court's decision that the patent was invalid for lack of utility. In 2013, our petition for leave to appeal the decision to the Supreme Court of Canada was denied. Two of the generic companies, Apotex Inc. (Apotex) and Teva Canada Limited (Teva Canada), pursued claims for damages arising from our enforcement of the patent under Canadian regulations. In April 2014, the Supreme Court of Canada dismissed Apotex's damages suit. Teva Canada's claim for damages remains, and a separate trial to determine the total amount of damages that may be awarded to Teva Canada concluded in May 2016. In January 2017, the court issued a ruling that Teva Canada is entitled to damages. We have appealed this decision.

Other Matters
We, along with Sanofi and Novo Nordisk, are named as defendants in a purported class action lawsuit in the U.S. District Court of New Jersey, In re. Insulin Pricing Litig., relating to insulin pricing. Three additional purported class action lawsuits, Barnett v. Novo Nordisk Inc. and Boss v. CVS Health Corp., and Christensen v. Novo Nordisk Inc., have been filed against the three manufacturers and various pharmacy benefit managers in the same court. The complainants in all four lawsuits are seeking damages under various state consumer protection laws and the federal Racketeer Influenced and Corrupt Organizations Act. The three lawsuits that include the pharmacy benefit managers as defendants also allege anti-trust violations, among other state and federal law violations. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
In September 2015, we were advised that the U.S. Attorney’s office for the Eastern District of Pennsylvania and the Civil Division of the Department of Justice are conducting an inquiry concerning the treatment by various pharmaceutical companies, including us, of certain distribution service agreements with wholesalers when calculating and reporting Average Manufacturer Prices in connection with the Medicaid drug rebate program. We are voluntarily responding to this request.
We have received a civil investigative demand from the State of Washington’s Office of the Attorney General relating to the pricing of our insulin products and our relationships with pharmacy benefit managers. We are cooperating with this investigation.
We have received a civil investigative demand from the State of New Mexico's Office of the Attorney General relating to the pricing of our insulin products. We are cooperating with this investigation.
We are also a defendant in other litigation and investigations, including product liability, patent, employment, and premises liability litigation, of a character we regard as normal to our business.

Item 1A. Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2017	746.1	$80.42	746.1	$2,350.4
February 2017	—	—	—	2,350.4
March 2017	—	—	—	2,350.4
Total	746.1	80.42	746.1
During the three months ended March 31, 2017, we repurchased $60.0 million of shares associated with our $5.00 billion share repurchase program announced in October 2013.
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 3.1	Amended Articles of Incorporation

EXHIBIT 3.2	By-laws, as amended

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Executive Vice President, Global Services and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date:	May 1, 2017	/s/Bronwen L. Mantlo
Bronwen L. Mantlo
Corporate Secretary
Date:	May 1, 2017	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance and Chief Accounting Officer

Index to Exhibits
The following documents are filed as a part of this Report:

Exhibit
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 2013.

EXHIBIT 3.2	By-laws, as amended, are incorporated by reference to Exhibit 99 to the Company's Report on Form 8-K filed February 27, 2012.

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Executive Vice President, Global Services and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files