Form 10-Q
period 2017-06-30
LILLY ELI & CO
filed 2017-07-28
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED JUNE 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of July 17, 2017:

Class	Number of Shares Outstanding
Common	1,100,988,944

Eli Lilly and Company
Form 10-Q
For the Quarter Ended June 30, 2017

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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$5,824.3	$5,404.8	$11,052.6	$10,269.9
Costs, expenses, and other:
Cost of sales	1,551.6	1,465.0	2,879.3	2,788.0
Research and development	1,250.9	1,335.9	2,489.2	2,556.9
Marketing, selling, and administrative	1,707.4	1,622.6	3,252.1	3,096.5
Acquired in-process research and development (Note 3)	—	—	857.6	—
Asset impairment, restructuring, and other special charges (Note 5)	50.0	58.0	263.9	189.4
Other–net, (income) expense (Note 12)	3.9	(21.2)	(11.2)	127.8
	4,563.8	4,460.3	9,730.9	8,758.6
Income before income taxes	1,260.5	944.5	1,321.7	1,511.3
Income taxes (Note 8)	252.5	196.8	424.5	323.5
Net income	$1,008.0	$747.7	$897.2	$1,187.8

Earnings per share:
Basic	$0.96	$0.71	$0.85	$1.12
Diluted	$0.95	$0.71	$0.85	$1.12
Shares used in calculation of earnings per share:
Basic	1,055.0	1,057.7	1,055.6	1,058.8
Diluted	1,057.1	1,060.1	1,057.5	1,061.0

Dividends paid per share	$0.52	$0.51	$1.04	$1.02
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,008.0	$747.7	$897.2	$1,187.8
Other comprehensive income (loss), net of tax (Note 11) (1)	284.8	(106.5)	483.5	209.5
Comprehensive income	$1,292.8	$641.2	$1,380.7	$1,397.3
(1) Other comprehensive income (loss) for the three and six months ended June 30, 2017 consisted of $289.4 million and $499.1 million of other comprehensive income attributable to controlling interest, respectively, and $(4.6) million and $(15.6) million of other comprehensive income (loss) attributable to non-controlling interest, respectively. Other comprehensive income (loss) for the three and six months ended June 30, 2016 attributable to non-controlling interest is immaterial.
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$3,069.9	$4,582.1
Short-term investments (Note 6)	2,364.2	1,456.5
Accounts receivable, net of allowances of $40.6 (2017) and $40.3 (2016)	4,349.9	4,029.4
Other receivables	606.2	736.9
Inventories	4,346.0	3,561.9
Prepaid expenses and other	1,010.3	734.6
Total current assets	15,746.5	15,101.4
Other Assets
Investments (Note 6)	5,723.3	5,207.5
Goodwill	4,290.8	3,972.7
Other intangibles	4,542.6	4,357.9
Sundry	2,060.5	1,913.8
Total other assets	16,617.2	15,451.9
Property and Equipment
Land, buildings, equipment, and construction in progress	17,533.0	16,777.6
Accumulated depreciation	(8,950.2)	(8,525.0)
Property and equipment, net	8,582.8	8,252.6
Total assets	$40,946.5	$38,805.9
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$2,444.2	$1,937.4
Accounts payable	1,257.2	1,349.3
Employee compensation	668.4	896.9
Sales rebates and discounts	4,029.1	3,914.9
Dividends payable	547.5	548.1
Income taxes payable	236.0	119.1
Other current liabilities	2,112.1	2,220.9
Total current liabilities	11,294.5	10,986.6
Other Liabilities
Long-term debt	9,867.9	8,367.8
Accrued retirement benefits (Note 9)	2,465.6	2,453.9
Long-term income taxes payable	705.0	688.9
Other noncurrent liabilities	2,443.8	2,228.2
Total other liabilities	15,482.3	13,738.8
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders’ Equity (Note 7)
Common stock	688.5	688.5
Additional paid-in capital	5,686.1	5,640.6
Retained earnings	15,590.1	16,046.3
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(4,774.9)	(5,274.0)
Cost of common stock in treasury	(75.8)	(80.5)
Total Eli Lilly and Company shareholders’ equity	14,100.8	14,007.7
Noncontrolling interests	68.9	72.8
Total equity	14,169.7	14,080.5
Total liabilities and equity	$40,946.5	$38,805.9
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$897.2	$1,187.8
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	782.5	759.2
Change in deferred income taxes	295.1	168.6
Stock-based compensation expense	139.2	127.0
Acquired in-process research and development	857.6	—
Other changes in operating assets and liabilities, net of acquisitions	(1,118.5)	(1,296.5)
Other non-cash operating activities, net	137.9	236.7
Net Cash Provided by Operating Activities	1,991.0	1,182.8
Cash Flows from Investing Activities
Net purchases of property and equipment	(390.6)	(399.7)
Proceeds from sales and maturities of short-term investments	1,677.6	925.4
Purchases of short-term investments	(1,883.5)	(265.3)
Proceeds from sales of noncurrent investments	1,107.6	919.3
Purchases of noncurrent investments	(2,358.8)	(2,269.2)
Cash paid for acquisitions, net of cash acquired (Note 3)	(882.1)	(45.0)
Purchase of in-process research and development (Note 3)	(831.8)	—
Other investing activities, net	(116.9)	(31.8)
Net Cash Used for Investing Activities	(3,678.5)	(1,166.3)
Cash Flows from Financing Activities
Dividends paid	(1,096.1)	(1,079.5)
Net change in short-term borrowings	125.7	(1.4)
Proceeds from issuance of long-term debt	2,232.0	1,206.6
Repayments of long-term debt	(630.5)	(0.1)
Purchases of common stock	(199.9)	(300.1)
Other financing activities, net	(247.0)	(170.4)
Net Cash Provided by (Used for) Financing Activities	184.2	(344.9)
Effect of exchange rate changes on cash and cash equivalents	(8.9)	(100.0)

Net decrease in cash and cash equivalents	(1,512.2)	(428.4)
Cash and cash equivalents at January 1	4,582.1	3,666.4
Cash and Cash Equivalents at June 30	$3,069.9	$3,238.0
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Tables present dollars in millions, except per-share data)
Note 1: Basis of Presentation
We have prepared the accompanying unaudited consolidated condensed financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (GAAP). In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operations for the periods shown. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. We issue our financial statements by filing with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing.
Certain reclassifications have been made to prior periods in the consolidated condensed financial statements and accompanying notes to conform with the current presentation. These reclassifications include $107.9 million that increased net cash provided by operating activities and increased net cash used for financing activities on the consolidated condensed statements of cash flows as a result of our adoption in the fourth quarter of 2016 of Accounting Standards Update 2016-09, Compensation - Stock Compensation:  Improvements to Employee Share-Based Payment Accounting as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Accounting Standards Update 2014-09 and various other related updates, Revenue from Contracts with Customers
This standard will replace existing revenue recognition standards and will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. We currently plan to use the latter approach.
This standard is effective January 1, 2018, and we will adopt on that date.
We are in the process of evaluating the impact of the adoption of the standard. We have identified two revenue streams from our contracts with customers: 1) product sales, which represented 96 percent of our 2016 consolidated revenue and 2) licensing and other arrangements, which represented 4 percent of our 2016 consolidated revenue.

Our evaluation of our contracts for product sales is substantially complete and, based upon the results of our work to date we currently do not expect the application of the new standard to these contracts to have a material impact to our consolidated statements of operations or balance sheets either at initial implementation or on an ongoing basis.

While we have completed most of our reviews of arrangements in which we have licensed or sold intellectual property, we are not yet able to estimate the anticipated impact to our consolidated financial statements from the application of the new standard to these arrangements as we continue to interpret and apply the principles in the new standard to our arrangements.

We are also evaluating the new disclosures required by the standard to determine what additional information will need to be disclosed.

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
In March 2017, we acquired lasmiditan, an asset in development, as part of our acquisition of CoLucid Pharmaceuticals, Inc. (CoLucid) which is further discussed in this note below in Asset Acquisition. Upon acquisition, the acquired in-process research and development (IPR&D) charge of $857.6 million related to this product was immediately written off as an expense because the product had no alternative future use.
In June 2017, we entered into a collaboration agreement with KeyBioscience AG (KeyBioscience), which will provide us with access to KeyBioscience's Dual Amylin Calcitonin Receptor Agonists (DACRA) platform, a potential new class of treatments for metabolic disorders such as type 2 diabetes, along with multiple molecules including KBP-042, KBP-089, and KBP-056. Prior to entering into the agreement, KeyBioscience had initiated Phase II development of KBP-042. The other assets included in the collaboration range from pre-clinical to Phase I development. Under the terms of the agreement, we receive worldwide rights to develop and commercialize these molecules. This transaction closed in July 2017 after receiving clearance under the Hart-Scott-Rodino Antitrust Improvements Act. KeyBioscience will receive an initial payment of $55.0 million, which will be recorded as an acquired IPR&D charge in the third quarter of 2017. KeyBioscience will also be eligible to receive potential development, regulatory, and commercialization milestone payments based on the successful progress of the compounds through the development and regulatory process, as well as tiered royalty payments based on future sales.
In July 2017, we agreed to a collaboration with Nektar Therapeutics (Nektar) to co-develop NKTR-358, Nektar's Phase I immunological therapy, which has the potential to treat a number of autoimmune and other chronic inflammatory conditions. This transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. Subject to the closing of this transaction, which is expected by the end of 2017, Nektar will receive an initial payment of $150.0 million which will be recorded as an acquired IPR&D charge. Nektar will also be eligible to receive potential development and regulatory milestone payments, as well as tiered royalty payments based on future sales.
Acquisition of a Business
Boehringer Ingelheim Vetmedica, Inc. Vaccine Portfolio Acquisition
Overview of Transaction
We acquired BIVIVP in an all-cash transaction for $882.1 million. Under the terms of the agreement, we acquired a manufacturing and research and development site, a U.S. vaccine portfolio, including vaccines used for the treatment of bordetella, Lyme disease, rabies, and parvovirus, among others.
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

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at January 3, 2017
Inventories	$119.3
Acquired in-process research and development	6.0
Marketed products (1)	374.0
Property and equipment	149.8
Other assets and liabilities - net	(2.8)
Total identifiable net assets	646.3
Goodwill (2)	235.8
Total consideration transferred - net of cash acquired	$882.1
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
Our consolidated condensed statement of operations for the three and six months ended June 30, 2017, includes BIVIVP revenue of $78.3 million and $119.0 million, respectively. BIVIVP has been integrated into our animal health products segment and, as a result of these integration efforts, certain parts of the animal health business were operating on a combined basis during these periods, and we could not distinguish the operations between BIVIVP and our legacy animal health products business.
Asset Acquisition
The following table and narrative summarizes our asset acquisition during the six months ended June 30, 2017. There was no asset acquisition which resulted in acquired IPR&D expense during the six months ended June 30, 2016.

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense
CoLucid	Oral therapy for the acute treatment of migraine - lasmiditan	March 2017	Phase III	$857.6
(1) The phase of development presented is as of the date of the arrangement.
In March 2017, we acquired lasmiditan by acquiring CoLucid. Under the terms of the agreement, we acquired all shares of CoLucid for a cash purchase price of $831.8 million, net of cash acquired, plus net accrued liabilities assumed of $25.8 million. Substantially all of the value of CoLucid was related to lasmiditan, its only significant asset. The acquired IPR&D expense is not tax deductible.

Note 4: Collaborations and Other Arrangements
We often enter into collaborative and other similar arrangements to develop and commercialize drug candidates. Collaborative activities may include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These arrangements often require milestone and royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the collaboration partner. Elements within a collaboration are separated into individual units of accounting if they have standalone value from other elements within the arrangement. In these situations, the arrangement consideration is allocated to the elements on a relative selling price basis. Revenue related to products we sell pursuant to these arrangements are included in net product revenue, while other sources of revenue (e.g., royalties and profit-sharing due from our partner) are included in collaboration and other revenue.
The following table summarizes our collaboration and other revenue, which is included in revenue in the consolidated condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration and other revenue	$294.5	$208.5	$534.9	$390.8
The following table summarizes our aggregate amount of marketing, selling, and administrative expense associated with our commission and profit-sharing obligations for the collaborations and other arrangements described in this footnote:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Marketing, selling, and administrative	$55.7	$47.3	$102.4	$96.3
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

Boehringer Ingelheim Diabetes Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of diabetes compounds. Currently included in the collaboration are Boehringer Ingelheim’s oral diabetes products: Trajenta™, Jentadueto®, Jardiance®, Glyxambi®, and Synjardy®, as well as our basal insulin: Basaglar®.
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
(4) The cumulative amount represents the total initial amounts that were (deferred)/capitalized from the start of this collaboration through the end of the reporting period.
In the most significant markets, we and Boehringer Ingelheim share equally the ongoing development costs, commercialization costs and agreed upon gross margin for any product resulting from the collaboration. We record our portion of the gross margin associated with Boehringer Ingelheim's compounds as collaboration and other revenue. We record our sales of Basaglar to third parties as net product revenue with the payments made to Boehringer Ingelheim for their portion of the gross margin recorded as cost of sales. For all compounds under this collaboration, we record our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. Each company is entitled to potential performance payments depending on the sales of the molecules it contributes to the collaboration. These performance payments result in the owner of the molecule retaining a greater share of the agreed upon gross margin of that product. Subject to achieving these thresholds, in a given period, our reported revenue for Trajenta and Jardiance may be reduced by any performance payments we make related to these products. Similarly, performance payments we may receive related to Basaglar effectively reduce Boehringer Ingelheim's share of the gross margin, which reduces our cost of sales.
The following table summarizes our collaboration and other revenue recognized with respect to the Trajenta and Jardiance families of products and net product revenue recognized with respect to Basaglar:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Trajenta	$141.9	$121.0	$254.9	$215.4
Jardiance	103.2	40.1	177.1	78.3
Basaglar	86.6	16.3	132.6	27.2

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
The following table summarizes our revenue recognized with respect to Erbitux:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net product revenue	$134.4	$158.4	$265.7	$299.9
Collaboration and other revenue	24.7	22.2	47.8	48.7
Revenue	$159.1	$180.6	$313.5	$348.6
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
The following table summarizes our revenue recognized with respect to Effient:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$142.9	$135.1	$270.7	$266.6
Olumiant®
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte) which provides us the development and commercialization rights to its Janus tyrosine kinase inhibitor compound, now known as baricitinib (trade name Olumiant), and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent if the product is successfully commercialized. The agreement provides Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. Incyte exercised its option to co-develop Olumiant in rheumatoid arthritis and psoriatic arthritis in 2010 and 2017, respectively. The agreement calls for payments by us to Incyte associated with certain development, success-based regulatory, and sales-based milestones. In the first quarter of 2016, we incurred milestone-related expenses of $55.0 million in connection with regulatory submissions in the U.S. and Europe, which were recorded as research and development expense. In the first quarter of 2017, we capitalized as an intangible asset a $65.0 million milestone in connection with the regulatory approval in Europe, which is being amortized to cost of sales over the term of the collaboration. In the third quarter of 2017, in connection with the regulatory approval in Japan, we will capitalize as an intangible asset a $15.0 million milestone which, upon product launch in this territory, will be amortized to cost of sales over the term of the collaboration. After receipt of this milestone payment, Incyte will be eligible to receive up to $280.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones, of which $100.0 million relates to the U.S. regulatory decision for a first indication. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain, chronic low back pain and cancer pain. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. Following the U.S. Food and Drug Administration's (FDA's) decision in March 2015 to lift the partial clinical hold on tanezumab, certain Phase III trials resumed in July 2015. Upon the FDA's lifting of the partial clinical hold and the decision to continue the collaboration with Pfizer, we paid an upfront fee of $200.0 million, which was expensed as acquired IPR&D. As of June 30, 2017, Pfizer is eligible to receive up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.

Lanabecestat
In September 2014, we entered into a collaboration agreement with AstraZeneca for the worldwide co-development and co-commercialization of AstraZeneca’s lanabecestat, an oral beta-secretase cleaving enzyme (BACE) inhibitor being investigated for the potential treatment of Alzheimer’s disease. We are responsible for leading development efforts, while AstraZeneca will be responsible for manufacturing efforts. If successful, both parties will take joint responsibility for commercialization. Under the agreement, both parties share equally in the ongoing development costs and, if successful, in gross margins and certain other costs associated with commercialization of the molecule. As a result of the molecule moving into Phase III testing in April 2016, we incurred a $100.0 million developmental milestone, which was recorded as research and development expense in the second quarter of 2016. In July 2017, as a result of the outcome of an interim analysis, we incurred a $50.0 million developmental milestone, which will be recorded as research and development expense in the third quarter of 2017. After receipt of this milestone payment, AstraZeneca will be eligible to receive up to $300.0 million of additional payments from us contingent upon the achievement of certain development and success-based regulatory milestones.
Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Severance:
Human pharmaceutical products	$(1.7)	$—	$111.3	$—
Animal health products	0.7	19.2	56.3	28.7
Total severance	(1.0)	19.2	167.6	28.7
Asset impairment and other special charges:
Animal health products	51.0	38.8	96.3	160.7
Total asset impairment, restructuring, and other special charges	$50.0	$58.0	$263.9	$189.4
Severance costs recognized during the three and six months ended June 30, 2017 were incurred as a result of actions taken to reduce our cost structure, as well as the integration of Novartis Animal Health (Novartis AH). Severance costs recognized during the three and six months ended June 30, 2016 related primarily to the integration of Novartis AH. Severance costs recognized during the six months ended June 30, 2016 also related to our decision to close an animal health manufacturing plant in Ireland. Substantially all of the severance costs incurred during the three and six months ended June 30, 2017 are expected to be paid in the next 12 months.
Asset impairment and other special charges recognized during the three and six months ended June 30, 2017 resulted primarily from integration costs of Novartis AH, as well as asset impairments due to site closures. Asset impairment and other special charges recognized during the three months ended June 30, 2016 related primarily to integration costs related to our acquisition of Novartis AH. Asset impairment and other special charges recognized during the six months ended June 30, 2016 resulted primarily from $87.2 million of asset impairment and other charges related to our decision to close an animal health manufacturing plant in Ireland. The manufacturing plant was written down to its estimated fair value, which was based primarily on recent sales of similar assets. The remaining asset impairment and other special charges recognized during the six months ended June 30, 2016 consisted of integration costs related to our acquisition of Novartis AH.

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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2017, we had outstanding foreign currency forward commitments to purchase 1.34 billion U.S. dollars and sell 1.19 billion euro, commitments to purchase 1.24 billion euro and sell 1.39 billion U.S. dollars, commitments to purchase 540.2 million U.S. dollars and sell 60.29 billion Japanese yen, commitments to purchase 283.9 million British pounds and sell 324.2 million euro, and commitments to purchase 267.2 million U.S. dollars and sell 208.8 million British pounds, which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $3.61 billion and $3.34 billion as of June 30, 2017 and December 31, 2016, respectively, and have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated and Swiss franc-denominated foreign operations. Our cross-currency interest rate swaps that convert a portion of our U.S. dollar-denominated floating rate debt to euro-denominated floating rate debt have also been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations.
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

Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At June 30, 2017, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 30 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
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
In May 2017, we issued $750.0 million of 2.35 percent fixed-rate notes due in May 2022, $750.0 million of 3.10 percent fixed-rate notes due in May 2027, and $750.0 million of 3.95 percent fixed-rate notes due in May 2047, with interest to be paid semi-annually. We expect to use the net proceeds of $2.23 billion from the sale of these notes for general corporate purposes, including to repay at maturity notes due in 2018 and 2019. Prior to such uses, we may temporarily invest the net proceeds in investment securities.
In May 2016, we issued Swiss franc-denominated notes consisting of Fr.200.0 million of 0.00 percent fixed-rate notes due in May 2018, Fr.600.0 million of 0.15 percent fixed-rate notes due in May 2024, and Fr.400.0 million of 0.45 percent fixed-rate notes due in May 2028, with interest to be paid annually. We are using the net cash proceeds of the offering of $1.21 billion for general corporate purposes, which included the repayment at maturity of certain of our U.S. dollar denominated fixed-rate notes due March 2017.

The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value hedges:
Effect from hedged fixed-rate debt	$15.0	$35.8	$7.5	$111.1
Effect from interest rate contracts	(15.0)	(35.8)	(7.5)	(111.1)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	3.7	3.7	7.4	7.4
Net losses on foreign currency exchange contracts not designated as hedging instruments	25.8	90.9	62.9	104.2
During the six months ended June 30, 2017 and 2016, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.

The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net investment hedges:
Foreign currency-denominated notes	$(194.4)	$34.8	$(273.3)	$(43.0)
Cross-currency interest rate swaps	(51.5)	7.5	(57.6)	6.3
Foreign currency exchange contracts	—	31.9	—	31.9
Cash flow hedges:
Forward-starting interest rate swaps	13.0	(3.4)	13.0	(3.4)
During the next 12 months, we expect to reclassify $14.7 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at June 30, 2017 and December 31, 2016 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2017
Cash equivalents	$1,667.4	$1,667.4	$1,146.4	$521.0	$—	$1,667.4

Short-term investments:
U.S. government and agency securities	$671.6	$672.0	$671.6	$—	$—	$671.6
Corporate debt securities	1,688.4	1,688.1	—	1,688.4	—	1,688.4
Asset-backed securities	2.0	2.0	—	2.0	—	2.0
Other securities	2.2	2.2	—	2.2	—	2.2
Short-term investments	$2,364.2

Noncurrent investments:
U.S. government and agency securities	$365.1	$368.1	$365.1	$—	$—	$365.1
Corporate debt securities	3,493.6	3,488.3	—	3,493.6	—	3,493.6
Mortgage-backed securities	152.2	153.4	—	152.2	—	152.2
Asset-backed securities	678.9	679.4	—	678.9	—	678.9
Other securities	173.6	81.3	—	—	173.6	173.6
Marketable equity securities	326.7	122.4	326.7	—	—	326.7
Cost and equity method investments (2)	533.2
Noncurrent investments	$5,723.3

December 31, 2016
Cash equivalents	$2,986.8	$2,986.8	$2,699.4	$287.4	$—	$2,986.8

Short-term investments:
U.S. government and agency securities	$232.5	$232.6	$232.5	$—	$—	$232.5
Corporate debt securities	1,219.2	1,219.1	—	1,219.2	—	1,219.2
Asset-backed securities	4.3	4.3	—	4.3	—	4.3
Other securities	0.5	0.5	—	0.5	—	0.5
Short-term investments	$1,456.5

Noncurrent investments:
U.S. government and agency securities	$318.9	$323.8	$318.9	$—	$—	$318.9
Corporate debt securities	3,062.2	3,074.3	—	3,062.2	—	3,062.2
Mortgage-backed securities	183.1	185.4	—	183.1	—	183.1
Asset-backed securities	502.7	503.5	—	502.7	—	502.7
Other securities	153.7	77.6	—	—	153.7	153.7
Marketable equity securities	418.2	91.9	418.2	—	—	418.2
Cost and equity method investments (2)	568.7
Noncurrent investments	$5,207.5
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for cost method and equity method investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
June 30, 2017	$(1,425.0)	$—	$(1,423.7)	$—	$(1,423.7)
December 31, 2016	(1,299.3)	—	(1,299.3)	—	(1,299.3)
Long-term debt, including current portion
June 30, 2017	$(10,887.1)	$—	$(11,318.1)	$—	$(11,318.1)
December 31, 2016	(9,005.9)	—	(9,419.1)	—	(9,419.1)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2017
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$3.2	$—	$3.2	$—	$3.2
Sundry	44.6	—	44.6	—	44.6
Other current liabilities	(3.0)	—	(3.0)	—	(3.0)
Other noncurrent liabilities	(0.6)	—	(0.6)	—	(0.6)
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(12.4)	—	(12.4)	—	(12.4)
Other noncurrent liabilities	(12.9)	—	(12.9)	—	(12.9)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	28.1	—	28.1	—	28.1
Other current liabilities	(21.7)	—	(21.7)	—	(21.7)
Contingent consideration liabilities (1):
Other current liabilities	(212.5)	—	—	(212.5)	(212.5)
Other noncurrent liabilities	(138.1)	—	—	(138.1)	(138.1)

December 31, 2016
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$2.4	$—	$2.4	$—	$2.4
Sundry	37.0	—	37.0	—	37.0
Other noncurrent liabilities	(0.5)	—	(0.5)	—	(0.5)
Cross-currency interest rate contracts designated as net investment hedges:
Sundry	31.4	—	31.4	—	31.4
Foreign exchange contracts not designated as hedging instruments:
Other receivables	31.8	—	31.8	—	31.8
Other current liabilities	(21.7)	—	(21.7)	—	(21.7)
Contingent consideration liabilities (1):
Other current liabilities	(215.9)	—	—	(215.9)	(215.9)
Other noncurrent liabilities	(242.6)	—	—	(242.6)	(242.6)
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
Contingent consideration liabilities primarily include contingent consideration related to Erbitux, for which the fair value was estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant view for net sales in North America through September 2018 and an estimated discount rate. The amount to be paid is calculated as a tiered percentage of net sales (see Note 4) and will, therefore, vary directly with increases and decreases in net sales of Erbitux in North America. There is no cap on the amount that may be paid pursuant to this arrangement. The decrease in the fair value of the contingent consideration liabilities during the six months ended June 30, 2017 was due primarily to cash payments of $100.0 million related to Erbitux. The change in the fair value of the contingent consideration liabilities recognized in earnings during the three and six months ended June 30, 2017 and 2016 due to changes in time value of money was not material.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of June 30, 2017:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$7,051.6	$2,361.9	$4,378.2	$118.1	$193.4
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	June 30, 2017	December 31, 2016
Unrealized gross gains	$247.5	$352.6
Unrealized gross losses	29.2	34.1
Fair value of securities in an unrealized gain position	2,573.3	1,869.7
Fair value of securities in an unrealized loss position	3,981.8	3,262.3
We periodically assess our investment securities for other-than-temporary impairment losses. There were no other-than-temporary impairment losses in the three and six months ended June 30, 2017. Other-than-temporary impairment losses recognized during the three and six months ended June 30, 2016 were $15.9 million and $41.6 million, respectively.
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
As of June 30, 2017, the securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 95 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of June 30, 2017, we do not intend to sell, and it is not more likely than not that we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.

Activity related to our investment portfolio, substantially all of which related to available-for-sale securities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$959.0	$850.7	$2,051.5	$1,577.1
Realized gross gains on sales	22.2	3.4	73.9	5.2
Realized gross losses on sales	1.1	3.1	2.4	10.4
Realized gains and losses on sales of investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $687.7 million and $661.6 million of accounts receivable as of June 30, 2017 and December 31, 2016, respectively, under these factoring arrangements. The cost of factoring such accounts receivable on our consolidated condensed results of operations for the six months ended June 30, 2017 and 2016 was not material.
Note 7: Shareholders’ Equity
During the six months ended June 30, 2017 and 2016, we repurchased $259.9 million and $300.1 million of shares, respectively, associated with our $5.00 billion share repurchase program announced in October 2013. A payment of $60.0 million was made in the fourth quarter of 2016 for shares repurchased in 2017. As of June 30, 2017, there were $2.15 billion of shares remaining in that program.
Note 8: Income Taxes
The effective tax rate was 32.1 percent for the six months ended June 30, 2017, compared with 21.4 percent for the six months ended June 30, 2016. The increase in the effective tax rate for the first six months of 2017 is primarily due to the impact from the non-deductible $857.6 million acquired IPR&D charge related to the acquisition of CoLucid.
During the first quarter of 2016, we completed and effectively settled the U.S. examination of tax years 2010-2012. As a result of this resolution, our gross uncertain tax positions were reduced by approximately $140 million, and our consolidated condensed results of operations benefited from an immaterial reduction in income tax expense. During 2016, we made cash payments of approximately $150 million related to tax years 2010-2012 after application of available tax credit carryforwards and carrybacks. The U.S. examination of tax years 2013-2015 began in 2016. Because the examination of years 2013-2015 remains in the information and document gathering phase, the resolution of matters in this audit period will likely extend beyond the next 12 months.

Note 9: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$86.7	$70.6	$165.6	$142.0
Interest cost	103.2	105.1	205.6	210.2
Expected return on plan assets	(195.3)	(189.6)	(389.3)	(379.1)
Amortization of prior service (benefit) cost	1.5	(0.2)	2.9	5.7
Recognized actuarial loss	70.4	74.0	143.1	142.4
Net periodic benefit cost	$66.5	$59.9	$127.9	$121.2

	Retiree Health Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit income:
Service cost	$12.0	$10.3	$23.2	$19.6
Interest cost	13.4	13.2	26.4	26.0
Expected return on plan assets	(40.1)	(37.6)	(80.4)	(75.1)
Amortization of prior service benefit	(22.5)	(21.5)	(45.0)	(42.8)
Recognized actuarial loss	5.1	5.2	9.2	10.3
Net periodic benefit income	$(32.1)	$(30.4)	$(66.6)	$(62.0)
We have contributed approximately $20 million required to satisfy minimum funding requirements to our defined benefit pension and retiree health benefit plans during the six months ended June 30, 2017. Additional discretionary funding in the aggregate was not material during the six months ended June 30, 2017. During the remainder of 2017, we expect to make contributions to our defined benefit pension and retiree health benefit plans of approximately $20 million to satisfy minimum funding requirements. Additional discretionary funding for the remainder of 2017 is not expected to be material.
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
Alimta Patent Litigation and Administrative Proceedings
A number of generic manufacturers are seeking approvals in various countries to market generic forms of Alimta prior to the expiration of our vitamin regimen patents, alleging that those patents are invalid, not infringed, or both. We believe our Alimta vitamin regimen patents are valid and enforceable against these generic manufacturers. However, it is not possible to determine the ultimate outcome of the proceedings, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. We expect that a loss of exclusivity for Alimta would result in a rapid and severe decline in future revenue for the product in the relevant market.

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
From 2012 through 2017, we filed similar lawsuits against other ANDA defendants seeking a ruling that our patents are valid and infringed. As a result of the completion of the Teva/APP litigation, the U.S. District Court for the Southern District of Indiana has entered a judgment against three companies; we have asked the court to enter a judgment against two additional companies.
We have also filed lawsuits in the U.S. District Court for the Southern District of Indiana alleging infringement against Dr. Reddy's Laboratories, Hospira, Inc. (Hospira), and Actavis LLC in response to their alternative forms of pemetrexed products.
In June 2016, the U.S. Patent and Trademark Office (USPTO) granted petitions by Neptune Generics, LLC and Sandoz Inc. seeking inter partes review (IPR) of our vitamin regimen patent. Several additional generic companies have filed petitions and joined these proceedings. The final written IPR decisions are expected later this year.
European Patent Litigation and Administrative Proceedings
In the United Kingdom (U.K.), Actavis Group ehf and other Actavis companies (collectively, Actavis) filed litigation asking for a declaratory judgment that commercialization of certain salt forms of pemetrexed (the active ingredient in Alimta) would not infringe the vitamin regimen patents for Alimta in the U.K., Italy, France, and Spain. In trial court and court of appeal decisions, the alternative salt forms were found to indirectly infringe the Alimta vitamin regimen patent when reconstituted in saline, but not to directly infringe the patents as an equivalent. We appealed. In July 2017, the U.K. Supreme Court ruled that Actavis’s products directly infringe our vitamin regimen patents in the U.K., Italy, France, and Spain. The U.K. Supreme Court also affirmed an earlier finding by the U.K. Court of Appeal that the Alimta vitamin regimen patent would be indirectly infringed by commercialization of Actavis’s products diluted in saline. We intend to pursue Actavis and others that launched-at-risk for damages.
Actavis sought a declaration of non-infringement from the U.K. High Court for a different proposed product diluted in dextrose solution. In February 2016, the trial court ruled that Actavis’ commercialization of this product would not infringe the patent in the U.K., Italy, France, and Spain. We are still seeking to appeal this ruling for procedural purposes, although it has now been superseded by the U.K. Supreme Court's recent decision.
We commenced separate infringement proceedings against certain Actavis companies in Germany. In April 2014, the German trial court ruled in our favor. The defendants appealed and the German Court of Appeal overturned the trial court and ruled that our vitamin regimen patent in Germany would not be infringed by a dipotassium salt form of pemetrexed. In June 2016, the German Federal Supreme Court granted our appeal, vacating the prior decision denying infringement, and returned the case to the Court of Appeal to reconsider issues relating to infringement.
In separate proceedings, in May 2016 and June 2016, the German courts confirmed preliminary injunctions against Hexal AG (Hexal), which had stated its intention to launch a generic disodium salt product diluted in saline solution in Germany, and ratiopharm GmbH (ratiopharm), a subsidiary of Teva, which had stated its intention to launch a proposed alternative salt form of pemetrexed product diluted in dextrose solution. The German Court of Appeal affirmed the preliminary injunction against ratiopharm in May 2017. The preliminary injunctions against both Hexal and ratiopharm will remain in place pending the outcome of the cases on the merits.

In late 2016, the German courts issued preliminary injunctions against two other companies that had stated their intentions to launch a proposed alternative salt form of pemetrexed product diluted in dextrose solution.
Hexal and Stada Arzneimittel AG (Stada) have separately challenged the validity of our vitamin regimen patent before the German Federal Patent court.  The hearing will take place in late 2018.
We do not anticipate any generic entry into the German market at least until the Court of Appeal considers the issues remanded by the German Federal Supreme Court in the proceedings against Actavis, or if the injunctions are lifted.
Additional legal proceedings are ongoing in various national courts of other European countries. We are aware that generic competitors have received approval to market generic versions of pemetrexed in major European markets, and that generic products are currently on the market in France and the U.K. In view of the U.K. Supreme Court judgment finding infringement in the U.K., France, Italy and Spain, we expect that Actavis will withdraw or terminate plans to market its generic product in these markets, and we will seek to remove any generic pemetrexed products launched-at-risk in other European markets.
Japanese Administrative Proceedings
Three separate sets of demands for invalidation of our two vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). In November 2015, the JPO issued written decisions in the invalidation trial initiated by Sawai Pharmaceutical Co., Ltd. (Sawai), which had been joined by three other companies, upholding both vitamin regimen patents. In February 2017, the Japan Intellectual Property High Court confirmed the decisions of the JPO and ruled in our favor in the invalidation trials initiated by Sawai. The Japan Intellectual Property High Court’s decision regarding the demand initiated by Sawai is now final. In May 2017, the JPO resumed one of the two remaining sets of demands, brought by Nipro Corporation. The other set of demands, brought by Hospira, remains suspended. If upheld through all challenges, these patents provide intellectual property protection for Alimta until June 2021.
Notwithstanding our patents, generic versions of Alimta were approved in Japan starting in February 2016. We do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
Effient Patent Litigation and Administrative Proceedings
We, along with Daiichi Sankyo, Daiichi Sankyo, Inc., and Ube Industries (Ube) are engaged in U.S. patent litigation involving Effient brought pursuant to procedures set out in the Hatch-Waxman Act. More than 10 different companies have submitted ANDAs seeking approval to market generic versions of Effient prior to the expiration of Daiichi Sankyo’s and Ube’s patents (expiring in 2023) covering methods of using Effient with aspirin, and alleging the patents are invalid. One of these ANDAs also alleged that the compound patent for Effient (which expired in April 2017) was invalid. We have entered into a settlement relating to the compound patent litigation and anticipate that a generic version could launch as early as mid-August 2017.
Beginning in March 2014, we filed lawsuits in the U.S. District Court for the Southern District of Indiana against these companies, seeking a ruling that the patents are valid and infringed. These cases have been consolidated.
In 2015, several generic pharmaceutical companies filed petitions with the USPTO, requesting IPR of the method-of-use patents. In September 2016, the USPTO determined that the method-of-use patents are invalid. Daiichi Sankyo and Ube have appealed these decisions to the U.S. Court of Appeals for the Federal Circuit. We expect a final decision in late 2017. The consolidated lawsuit is currently stayed with respect to all parties pending the outcome of this appeal.
We believe the Effient method-of-use patents are valid and enforceable against these generic manufacturers. However, it is not possible to determine the outcome of the proceedings, and accordingly, we can provide no assurance that we will prevail. We expect a loss of exclusivity for Effient would result in a rapid and severe decline in future revenue for the product in the relevant market.

Actos® Product Liability Litigation
We were named along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda) as a defendant in approximately 6,700 product liability cases in the U.S. related to the diabetes medication Actos, which we co-promoted with Takeda in the U.S. from 1999 until 2006. In general, plaintiffs in these actions alleged that Actos caused or contributed to their bladder cancer. Almost all of these cases were included as part of a resolution program announced by Takeda in April 2015 in which Takeda agreed to pay approximately $2.4 billion to resolve the vast majority of the U.S. product liability lawsuits involving Actos. Although the vast majority of U.S. product liability lawsuits involving Actos are included in the resolution program, there may be additional cases pending against Takeda and us following completion of the resolution program.
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
Cymbalta® Product Liability Litigation
In October 2012, we were named as a defendant in a purported class-action lawsuit in the U.S. District Court for the Central District of California (now called Strafford et al. v. Eli Lilly and Company) involving Cymbalta. The plaintiffs, purporting to represent a class of all persons within the U.S. who purchased and/or paid for Cymbalta, asserted claims under the consumer protection statutes of four states, California, Massachusetts, Missouri, and New York, and sought declaratory, injunctive, and monetary relief for various alleged economic injuries arising from discontinuing treatment with Cymbalta. In December 2014, the district court denied the plaintiffs' motion for class certification. Plaintiffs filed a petition with the U.S. Court of Appeals for the Ninth Circuit requesting permission to file an interlocutory appeal of the denial of class certification, which was denied. Plaintiffs filed a second motion for certification under the consumer protection acts of New York and Massachusetts. The district court denied that motion for class certification in July 2015. The district court dismissed the suit and plaintiffs are appealing to the U.S. Court of Appeals for the Ninth Circuit. Oral argument is expected in late 2017. In June 2017, we moved to dismiss the appeal for lack of jurisdiction based on the U.S. Supreme Court's recent decision in Microsoft v. Baker.
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
Brazil–Employee Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. The plaintiffs allege that some employees at the facility were exposed to benzene and heavy metals; however, Lilly Brasil maintains that these alleged contaminants were never used in the facility. In May 2014, the labor court judge ruled against Lilly Brasil. The judge's ruling orders Lilly Brasil to undertake several actions of unspecified financial impact, including paying lifetime medical insurance for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. While we cannot currently estimate the range of reasonably possible financial losses that could arise in the event we do not ultimately prevail in the litigation, the judge has estimated the total financial impact of the ruling to be approximately 1.0 billion Brazilian real (approximately $305 million as of June 30, 2017) plus interest. We strongly disagree with the decision and filed an appeal in May 2014. We expect a ruling on this appeal before the end of the year.
We are also named in approximately 30 lawsuits filed in the same court by individual former employees making similar claims.

We are also aware that Lilly Brasil and Elanco Quimica Ltda. have been named in a lawsuit involving approximately 305 individuals alleging that the companies failed to provide warnings regarding exposure to heavy metals or proper equipment at the former Cosmopolis facility, and that this alleged failure could result in possible harm to employees, former employees, and their dependents. In June 2017, the court denied the plaintiffs' request for a preliminary injunction.
We believe all of these lawsuits are without merit and are prepared to defend against them vigorously.
Product Liability Insurance
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims in the future. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.
Note 11:    Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended June 30, 2017 and 2016:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2017	$(1,648.7)	$179.4	$(3,349.4)	$(208.4)	$(5,027.1)

Other comprehensive income (loss) before reclassifications	299.3	(12.5)	(37.7)	8.4	257.5
Net amount reclassified from accumulated other comprehensive loss	—	(13.7)	38.6	2.4	27.3
Net other comprehensive income (loss)	299.3	(26.2)	0.9	10.8	284.8

Balance at June 30, 2017 (2)	$(1,349.4)	$153.2	$(3,348.5)	$(197.6)	$(4,742.3)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2016	$(1,085.4)	$17.9	$(2,981.1)	$(216.1)	$(4,264.7)

Other comprehensive income (loss) before reclassifications	(187.6)	8.8	24.6	(2.2)	(156.4)
Net amount reclassified from accumulated other comprehensive loss	—	10.1	37.4	2.4	49.9
Net other comprehensive income (loss)	(187.6)	18.9	62.0	0.2	(106.5)

Balance at June 30, 2016 (2)	$(1,273.0)	$36.8	$(2,919.1)	$(215.9)	$(4,371.2)

The following tables summarize the activity related to each component of other comprehensive income (loss) during the six months ended June 30, 2017 and 2016:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2017 (1)	$(1,867.3)	$224.0	$(3,371.6)	$(210.9)	$(5,225.8)

Other comprehensive income (loss) before reclassifications	517.9	(24.3)	(54.6)	8.4	447.4
Net amount reclassified from accumulated other comprehensive loss	—	(46.5)	77.7	4.9	36.1
Net other comprehensive income (loss)	517.9	(70.8)	23.1	13.3	483.5

Balance at June 30, 2017 (2)	$(1,349.4)	$153.2	$(3,348.5)	$(197.6)	$(4,742.3)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2016 (1)	$(1,360.2)	$10.1	$(3,012.1)	$(218.5)	$(4,580.7)

Other comprehensive income (loss) before reclassifications	12.7	13.0	20.5	(2.2)	44.0
Net amount reclassified from accumulated other comprehensive loss	74.5	13.7	72.5	4.8	165.5
Net other comprehensive income	87.2	26.7	93.0	2.6	209.5

Balance at June 30, 2016 (2)	$(1,273.0)	$36.8	$(2,919.1)	$(215.9)	$(4,371.2)
(1) Accumulated other comprehensive loss as of January 1, 2017 consists of $5,274.0 million of accumulated other comprehensive loss attributable to controlling interest and $48.2 million of accumulated other comprehensive income attributable to non-controlling interest. The accumulated other comprehensive loss attributable to non-controlling interest as of January 1, 2016 is immaterial.
(2) Accumulated other comprehensive loss as of June 30, 2017 consists of $4,774.9 million of accumulated other comprehensive loss attributable to controlling interest and $32.6 million of accumulated other comprehensive income attributable to non-controlling interest. The accumulated other comprehensive loss attributable to non-controlling interest as of June 30, 2016 is immaterial.
The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Tax benefit (expense)	2017	2016	2017	2016
Foreign currency translation gains/losses	$86.1	$(26.0)	$115.8	$1.7
Unrealized net gains/losses on securities	11.5	(10.2)	29.6	(14.4)
Defined benefit pension and retiree health benefit plans	(6.1)	(21.8)	(14.6)	(47.5)
Effective portion of cash flow hedges	(5.8)	(0.1)	(7.1)	(1.4)
Benefit/(provision) for income taxes allocated to other comprehensive income (loss) items	$85.7	$(58.1)	$123.7	$(61.6)
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

Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Operations

	2017	2016	2017	2016
Amortization of retirement benefit items:
Prior service benefits, net	$(21.0)	$(21.7)	$(42.1)	$(37.1)	(1)
Actuarial losses, net	75.5	79.2	152.3	152.7	(1)
Total before tax	54.5	57.5	110.2	115.6
Tax benefit	(15.9)	(20.1)	(32.5)	(43.1)	Income taxes
Net of tax	38.6	37.4	77.7	72.5

Unrealized gains/losses on available-for-sale securities:
Realized (gains) losses, net before tax	(21.1)	(0.3)	(71.5)	5.2	Other–net, (income) expense
Impairment losses	—	15.9	—	15.9	Other–net, (income) expense
Total before tax	(21.1)	15.6	(71.5)	21.1
Tax (benefit) expense	7.4	(5.5)	25.0	(7.4)	Income taxes
Net of tax	(13.7)	10.1	(46.5)	13.7
Other, net of tax (2)	2.4	2.4	4.9	79.3	Other–net, (income) expense
Total reclassifications for the period (net of tax)	$27.3	$49.9	$36.1	$165.5
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit (income) cost (see Note 9).
(2) Amount for the six months ended June 30, 2016 included primarily $74.5 million of foreign currency translation losses.
Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense	$53.6	$43.2	$100.2	$86.6
Interest income	(36.9)	(23.5)	(69.5)	(47.7)
Venezuela charge	—	—	—	203.9
Other income	(12.8)	(40.9)	(41.9)	(115.0)
Other–net, (income) expense	$3.9	$(21.2)	$(11.2)	$127.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:
Endocrinology:
Humalog®	$678.4	$701.9	$1,386.8	$1,308.2
Trulicity®	480.2	201.3	853.1	344.9
Forteo®	446.7	367.6	794.2	686.3
Humulin®	357.8	332.3	672.3	688.7
Trajenta	141.9	121.0	254.9	215.4
Other Endocrinology	386.3	234.3	653.0	471.6
Total Endocrinology	2,491.3	1,958.4	4,614.3	3,715.1

Oncology:
Alimta	532.9	607.1	1,022.8	1,171.3
Cyramza®	186.3	147.0	357.6	278.0
Erbitux	159.1	180.6	313.5	348.6
Other Oncology	77.6	35.8	149.0	67.1
Total Oncology	955.9	970.5	1,842.9	1,865.0

Cardiovascular:
Cialis®	627.3	630.5	1,160.9	1,207.2
Effient	142.9	135.1	270.7	266.6
Other Cardiovascular	42.2	61.7	78.0	107.6
Total Cardiovascular	812.4	827.3	1,509.6	1,581.4

Neuroscience:
Strattera®	186.6	224.6	382.8	412.7
Cymbalta	206.6	236.5	381.2	435.2
Zyprexa®	140.8	210.7	288.3	423.4
Other Neuroscience	52.7	45.9	113.7	90.0
Total Neuroscience	586.7	717.7	1,166.0	1,361.3

Immunology:
Taltz®	138.7	19.3	235.4	19.3
Other Immunology	4.8	—	6.6	—
Total Immunology	143.5	19.3	242.0	19.3

Other pharmaceuticals	49.6	51.8	123.6	113.4
Total human pharmaceutical products	5,039.4	4,545.0	9,498.4	8,655.5
Animal health products	784.8	859.8	1,554.2	1,614.4
Revenue	$5,824.3	$5,404.8	$11,052.6	$10,269.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment profits:
Human pharmaceutical products	$1,352.3	$959.4	$2,523.2	$1,886.3
Animal health products	152.4	211.7	300.7	359.4
Total segment profits	$1,504.7	$1,171.1	$2,823.9	$2,245.7

Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$1,504.7	$1,171.1	$2,823.9	$2,245.7
Other profits (losses):
Acquired in-process research and development (Note 3)	—	—	(857.6)	—
Amortization of intangible assets	(178.1)	(168.6)	(354.2)	(341.1)
Asset impairment, restructuring, and other special charges (Note 5)	(50.0)	(58.0)	(263.9)	(189.4)
Inventory fair value adjustment related to BIVIVP (Note 3)	(16.1)	—	(26.5)	—
Venezuela charge (Note 12)	—	—	—	(203.9)
Consolidated income before taxes	$1,260.5	$944.5	$1,321.7	$1,511.3
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
Financial Results
The following table summarizes our key operating results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Revenue	$5,824.3	$5,404.8	8	$11,052.6	$10,269.9	8
Gross margin	4,272.7	3,939.8	8	8,173.3	7,481.9	9
Gross margin as a percent of revenue	73.4%	72.9%		73.9%	72.9%
Operating expense (1)	$2,958.3	$2,958.5	—	$5,741.3	$5,653.4	2
Acquired in-process research and development	—	—	NM	857.6	—	NM
Asset impairment, restructuring, and other special charges	50.0	58.0	(14)	263.9	189.4	39
Net income	1,008.0	747.7	35	897.2	1,187.8	(24)
Earnings per share	0.95	0.71	34	0.85	1.12	(24)
(1) Operating expense consists of research and development and marketing, selling, and administrative expenses.
NM - not meaningful

Revenue increased for the three and six months ended June 30, 2017 primarily driven by increased volume for Trulicity®, Taltz®, and other new pharmaceutical products. Operating expense remained flat for the three months ended June 30, 2017. Operating expense increased for the six months ended June 30, 2017 driven by an increase in marketing, selling, and administrative expense partially offset by a decrease in research and development expense. The following highlighted items also affect comparisons of our financial results for the three and six months ended June 30, 2017 and 2016:
2017
Acquired in-process research and development (IPR&D) (Note 3 to the consolidated condensed financial statements)

•
We recognized no acquired IPR&D charges for the three months ended June 30 and a charge of $857.6 million, or $0.81 per share, for the six months ended June 30 associated with the acquisition of CoLucid Pharmaceuticals, Inc. (CoLucid). This charge was not tax-deductible.

Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated condensed financial statements)

•
We recognized charges of $50.0 million (pretax), or $0.03 per share, and $263.9 million (pretax), or $0.19 per share, for the three and six months ended June 30, respectively. The charges for the three months ended June 30 were primarily due to integration costs related to the acquisition of Novartis Animal Health (Novartis AH) as well as asset impairments related to animal health assets. The charges for the six months ended June 30 were primarily due to severance costs incurred as a result of actions taken to reduce our cost structure, integration costs, and asset impairments related to animal health assets, as well as exit fees due to site closures.

2016
Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated condensed financial statements)

•
We recognized charges of $58.0 million (pretax), or $0.04 per share, and $189.4 million (pretax), or $0.16 per share, for the three and six months ended June 30, respectively, related to the integration costs for our acquisition of Novartis AH, severance costs, and asset impairments. The charges for the six months ended June 30 also included charges related to the closure of an animal health manufacturing facility in Ireland.

Other–Net, (Income) Expense (Note 12 to the consolidated condensed financial statements)

•
We recognized charges of $203.9 million (pretax), or $0.19 per share, in the first quarter related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar.

The increases in net income and EPS for the second quarter of 2017 were due to a higher gross margin, partially offset by higher income taxes. The decreases in net income and EPS for the six months ended June 30, 2017, were due to the acquired IPR&D charge associated with the acquisition of CoLucid and, to a lesser extent, higher income taxes, higher operating expenses, and higher asset impairment, restructuring, and other special charges, partially offset by a higher gross margin and the 2016 charges related to the Venezuelan financial crisis, including the significant deterioration of the bolívar.

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
The following new molecular entities (NMEs) have been approved by regulatory authorities in at least one of the major geographies for use in the diseases described. The quarter in which each NME initially was approved in any major geography for any indication is shown in parentheses:
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
Abemaciclib (Q2 2017)—a small molecule cell-cycle inhibitor, selective for cyclin-dependent kinases 4 and 6 for the treatment of metastatic breast cancer. In the United States (U.S.), abemaciclib is protected by a compound patent (2029, not including possible patent extension).
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

The following table reflects the status of each NME and diagnostic agent within our late-stage pipeline and recently approved products including developments since January 1, 2017:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Nasal glucagon	Severe hypoglycemia	Phase III			Development of commercial manufacturing process is ongoing.
Immunology
Olumiant	Rheumatoid arthritis	See Developments	Launched	Approved
Approved and launched in Europe in first quarter of 2017. Received complete response letter from the U.S. Food and Drug Administration (FDA) in second quarter of 2017. Evaluating options for resubmission, including the potential for an additional clinical study, as requested by the FDA. Timing of a resubmission in the U.S. will be based on further discussions with FDA and the option pursued. Resubmission in the U.S. will not occur in 2017 and is anticipated to be a minimum of 18 months. Approved in Japan in third quarter of 2017.

Neuroscience
Flortaucipir	Alzheimer's disease	Phase III			Phase III trial is ongoing.
Galcanezumab	Cluster headache	Phase III			Phase III trials are ongoing.
	Migraine prevention	Phase III			Three Phase III trials met primary endpoints. First submission to FDA expected in second half of 2017.
Lanabecestat	Early and mild Alzheimer's disease	Phase III			Phase III trials are ongoing.
Lasmiditan	Migraine	Phase III			Acquired with CoLucid in first quarter of 2017. Phase III trials are ongoing. See Note 3 to the consolidated condensed financial statements for information on the acquisition.
Solanezumab	Preclinical Alzheimer's disease	Phase III			Phase III trial is ongoing.
Tanezumab	Osteoarthritis pain	Phase III			Granted Fast Track designation(1) from the FDA in second quarter of 2017.
	Chronic low back pain	Phase III
	Cancer pain	Phase III			Phase III trial is ongoing.

Compound	Indication	U.S.	Europe	Japan	Developments
Oncology
Abemaciclib	Metastatic breast cancer	Submitted	Phase III		Two Phase III trials met primary endpoints. Submitted Phase II trial and Phase III trial to FDA in second quarter of 2017. Granted Priority Review(2) from FDA in third quarter of 2017.
	Non-small cell lung cancer	Phase III			Phase III trial is ongoing.
Lartruvo	Soft tissue sarcoma	Launched		Phase III
Granted accelerated approval(3) by the FDA in fourth quarter of 2016 based on phase II data. Launched in the U.S. in the fourth quarter of 2016. Granted conditional approval(4) and launched in Europe in fourth quarter of 2016. Phase III trial is ongoing.

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
(3) Continued approval for this indication may be contingent on verification and description of clinical benefit in a confirmatory Phase III trial.
(4) As part of a conditional marketing authorization, results from an ongoing Phase III study will need to be provided. This study is fully enrolled. Until availability of the full data, the Committee for Medicinal Products for Human Use will review the benefits and risks of Lartruvo annually to determine whether the conditional marketing authorization can be maintained.

Other Matters
Patent Matters
We depend on patents or other forms of intellectual-property protection for most of our revenue, cash flows, and earnings. We lost patent exclusivity for the schizophrenia and bipolar mania indications for Zyprexa® in Japan in December 2015 and April 2016, respectively. Generic versions of Zyprexa were launched in Japan in June 2016. The loss of exclusivity for Zyprexa in Japan has caused a rapid and severe decline in revenue for the product.
We lost our patent exclusivity for Strattera® in the U.S. in May 2017, and generic versions of Strattera were approved in the same month. The entry of generic competition has caused a rapid and severe decline in revenue, which will have a material adverse effect on our consolidated results of operations and cash flows.
We will lose our compound patent protection for Cialis® (tadalafil) and Adcirca® (tadalafil) in major European markets in November 2017. We will also lose compound patent protection for Cialis and Adcirca in the U.S. in November 2017; however, we now expect U.S. exclusivity for Cialis to end at the earliest in late September 2018. Refer to Item 1, "Legal Proceedings" for additional information on our U.S. exclusivity for Cialis. We will also lose exclusivity for Effient® in the U.S. in October 2017, and we have authorized one generic manufacturer to enter the market as early as mid-August 2017. We expect that the entry of generic competition into these markets following the loss of exclusivity will cause a rapid and severe decline in revenue for the affected products, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows.
Additionally, as described in Note 10 to the consolidated condensed financial statements, the Alimta® vitamin regimen patents, which provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. Our compound patent for Alimta expired in the U.S. in January 2017, and expired in major European countries and Japan in December 2015. We expect that the entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in revenue for the product, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows. While the U.S. Court of Appeals recently ruled in our favor regarding the validity and infringement of the vitamin regimen patent, that patent remains the subject of inter partes review challenges as further described in Note 10 to the consolidated condensed financial statements. We are aware that generic competitors have received approval to market generic versions of pemetrexed in major European markets, and that generic products are currently on the market in France and the U.K. In view of the U.K. Supreme Court judgment finding infringement in the U.K., France, Italy and Spain, we expect that Actavis will withdraw or terminate plans to market its generic product in these markets, and we will seek to remove any generic pemetrexed products launched-at-risk in other European markets. Notwithstanding our patents, generic versions of Alimta were also approved in Japan starting in February 2016. As described in Note 10 to the consolidated condensed financial statements, we do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
The compound patent for Humalog® (insulin lispro) has expired in major markets. Thus far, the loss of compound patent protection for Humalog has not resulted in a rapid and severe decline in revenue. Global regulators have different legal pathways to approve similar versions of insulin lispro and to date none have been approved in the U.S. Other manufacturers have efforts underway to bring to market a similar version of insulin lispro in the U.S. and Europe. We are aware that a competitor's insulin lispro product has been approved by the European Commission. It is difficult to estimate the severity of the impact of this product or other similar insulin lispro products entering the market.
Foreign Currency Exchange Rates
As a global company with substantial operations outside the U.S., we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and British pound; and the British pound against the euro. While we manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses. Over the past two years, we have seen significant foreign currency rate fluctuations between the U.S. dollar and several other foreign currencies, including the euro, British pound, and Japanese yen. While there is uncertainty in the future movements in foreign exchange rates, these fluctuations could negatively impact our future consolidated results of operations and cash flows.

The impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar, resulted in a charge of $203.9 million in the first quarter of 2016. See Note 12 to the consolidated condensed financial statements for additional information related to the charge. As of June 30, 2017, our Venezuelan subsidiaries represented a de minimis portion of our consolidated assets and liabilities. We continue to monitor other deteriorating economies and it is possible that additional charges may be recorded in the future. Any additional charges are not expected to have a material adverse effect on our future consolidated results of operations.
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
In the private sector, consolidation and integration among healthcare providers is also a major factor in the competitive marketplace for human pharmaceuticals. Health plans, pharmaceutical benefit managers, wholesalers, and other supply chain stakeholders have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance. Payers typically maintain formularies which specify coverage (the conditions under which drugs are included on a plan's formulary) and reimbursement (the associated out-of-pocket cost to the consumer). Formulary placement can lead to reduced usage of a drug for the relevant patient population due to coverage restrictions, such as prior authorizations and formulary exclusions, or due to reimbursement limitations which result in higher consumer out-of-pocket cost, such as non-preferred co-pay tiers, increased co-insurance levels and higher deductibles. Consequently, pharmaceutical companies compete for formulary placement not only on the basis of product attributes such as greater efficacy, fewer side effects, or greater patient ease of use, but also by providing rebates. Price is an increasingly important factor in formulary decisions, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. These downward pricing pressures could negatively affect future consolidated results of operations and cash flows.
The main coverage expansion provisions of the Affordable Care Act (ACA) are currently in effect through both state-based exchanges and the expansion of Medicaid. A trend has been the prevalence of benefit designs containing high out-of-pocket costs for patients, particularly for pharmaceuticals. In addition to the coverage expansions, many employers in the commercial market, driven in part by ACA changes such as the 2020 implementation of the excise tax on employer-sponsored health care coverage for which there is an excess benefit (the so-called "Cadillac tax"), continue to evaluate strategies such as private exchanges and wider use of consumer-driven health plans to reduce their healthcare liabilities over time. Repealing and replacing the ACA remains a top priority for President Trump and Congress. Provisions included in final legislation could have a material adverse effect on our consolidated results of operations and cash flows. At the same time, the broader paradigm shift towards performance-based reimbursement and the launch of several value-based purchasing initiatives have placed demands on the pharmaceutical industry to offer products with proven real-world outcomes data and a favorable economic profile.
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
Revenue
The following tables summarize our revenue activity by region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
U.S. (1)	$3,323.9	$2,889.9	15	$6,257.5	$5,445.5	15
Outside U.S.	2,500.3	2,514.9	(1)	4,795.1	4,824.4	(1)
Revenue	$5,824.3	$5,404.8	8	$11,052.6	$10,269.9	8
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	7%	3%	5%	9%	3%	6%
Price	8%	(2)%	4%	6%	(2)%	2%
Foreign exchange rates	—%	(2)%	(1)%	—%	(2)%	(1)%
Percent change	15%	(1)%	8%	15%	(1)%	8%
Numbers may not add due to rounding

In the U.S., for the three and six months ended June 30, 2017, the volume increase was due to new pharmaceutical products, primarily driven by Trulicity, Taltz, Basaglar®, and Lartruvo, partially offset by decreased volume for several established pharmaceutical products, including Cialis. The U.S. increase in realized prices for the three and six months ended June 30, 2017 was driven by several pharmaceutical products, primarily Cialis and Forteo®. For the six months ended June 30, 2017, the higher realized prices were also driven by Humalog, which had unfavorable changes to rebates and discounts in the first quarter of 2016 that did not recur in the first six months of 2017.
Outside the U.S., for the three and six months ended June 30, 2017, the volume increase was driven by sales of several newly launched pharmaceutical products including Trulicity and Cyramza®, partially offset by the loss of exclusivity for several established products, including Zyprexa in Japan, Cymbalta® in Canada and Europe, and Alimta in several countries. For the three and six months ended June 30, 2017, revenue decreased for both food and companion animal health products.
The following tables summarize our revenue activity by product:

	Three Months Ended June 30,
	2017			2016
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Humalog	$390.4	$288.0	$678.4	$701.9	(3)
Cialis	381.0	246.3	627.3	630.5	—
Alimta	274.3	258.6	532.9	607.1	(12)
Trulicity	380.9	99.3	480.2	201.3	139
Forteo	249.8	196.9	446.7	367.6	22
Humulin®	226.5	131.3	357.8	332.3	8
Cymbalta	47.1	159.6	206.6	236.5	(13)
Strattera	101.5	85.1	186.6	224.6	(17)
Cyramza	68.7	117.6	186.3	147.0	27
Erbitux®	133.0	26.1	159.1	180.6	(12)
Effient	131.0	11.9	142.9	135.1	6
Trajenta™ (2)	60.4	81.5	141.9	121.0	17
Zyprexa	13.0	127.8	140.8	210.7	(33)
Taltz	124.4	14.3	138.7	19.3	NM
Other human pharmaceutical products	335.4	277.7	613.3	429.5	43
Animal health products	406.5	378.3	784.8	859.8	(9)
Revenue	$3,323.9	$2,500.3	$5,824.3	$5,404.8	8

	Six Months Ended June 30,
	2017			2016
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Humalog	$839.4	$547.3	$1,386.8	$1,308.2	6
Cialis	677.7	483.2	1,160.9	1,207.2	(4)
Alimta	501.6	521.2	1,022.8	1,171.3	(13)
Trulicity	677.2	176.0	853.1	344.9	147
Forteo	427.4	366.7	794.2	686.3	16
Humulin	431.9	240.4	672.3	688.7	(2)
Strattera	223.9	158.9	382.8	412.7	(7)
Cymbalta	81.2	300.0	381.2	435.2	(12)
Cyramza	134.9	222.7	357.6	278.0	29
Erbitux	262.2	51.3	313.5	348.6	(10)
Zyprexa	36.7	251.6	288.3	423.4	(32)
Effient	248.0	22.7	270.7	266.6	2
Trajenta (2)	105.8	149.1	254.9	215.4	18
Taltz	212.3	23.1	235.4	19.3	NM
Other human pharmaceutical products	577.0	547.1	1,123.9	849.7	32
Animal health products	820.3	733.8	1,554.2	1,614.4	(4)
Revenue	$6,257.5	$4,795.1	$11,052.6	$10,269.9	8
Numbers may not add due to rounding.
NM - not meaningful
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Trajenta revenue includes Jentadueto®.
Revenue of Humalog, our injectable human insulin analog for the treatment of diabetes, decreased 7 percent in the U.S. during the second quarter of 2017, due to lower realized prices and, to a lesser extent, decreased volume. For the first six months of 2017, revenue increased 7 percent in the U.S., driven by decreased revenue in the first quarter of 2016 resulting from changes in estimates for rebates and discounts. Revenue outside the U.S. increased 2 percent and 4 percent during the three and six months ended June 30, 2017, respectively, driven by increased volume and, to a lesser extent, higher realized prices, partially offset by the unfavorable impact of foreign exchange rates.
Revenue of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia, decreased 1 percent and 4 percent in the U.S. during the three and six months ended June 30, 2017, respectively, driven by decreased demand, partially offset by higher realized prices. Revenue outside the U.S. remained relatively flat in the second quarter of 2017, driven by the unfavorable impact of foreign exchange rates and decreased volume, almost entirely offset by higher realized prices. For the first six months of 2017, revenue outside the U.S. decreased 3 percent, driven by decreased volume and, to a lesser extent, the unfavorable impact of foreign exchange rates, partially offset by higher realized prices. We will lose our compound patent protection for Cialis in major European markets in November 2017 and now expect U.S. exclusivity for Cialis to end at the earliest in late September 2018. See "Other Matters—Patent Matters" for more information regarding our U.S. exclusivity. In addition to potential competition from generic tadalafil, we also currently face competition from generic sildenafil, which we expect to accelerate during 2018. We expect that the entry of generic competition following the loss of exclusivity will cause a rapid and severe decline in revenue.
Revenue of Alimta, a treatment for various cancers, decreased 6 percent and 9 percent in the U.S. during the three and six months ended June 30, 2017, respectively, driven by decreased demand due to competitive pressure, partially offset by higher realized prices. Revenue outside the U.S. decreased 18 percent and 16 percent during the three and six months ended June 30, 2017, respectively, driven by lower realized prices, increased competition, the loss of exclusivity in several countries and, to a lesser extent, the unfavorable impact of foreign exchange rates. We have faced and remain exposed to generic entry in multiple countries that has eroded revenue and is likely to continue to erode revenue from current levels.

Revenue of Trulicity, a treatment for type 2 diabetes, in the U.S. during the three and six months ended June 30, 2017, was driven by growth in the GLP-1 market and increased share of market for Trulicity. Revenue outside the U.S. during the three and six months ended June 30, 2017, was primarily driven by uptake in Europe and Japan.
Revenue of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, increased 34 percent and 28 percent in the U.S. during the three and six months ended June 30, 2017, respectively, driven by higher realized prices and, to a lesser extent, increased volume. Revenue outside the U.S. increased 9 percent during the second quarter of 2017, driven by increased volume and, to a lesser extent, higher realized prices, partially offset by the unfavorable impact of foreign exchange rates. For the first six months of 2017, revenue outside the U.S. increased 4 percent, driven by increased volume, partially offset by lower realized prices and, to a lesser extent the unfavorable impact of foreign exchange rates.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, increased 11 percent in the U.S. during the second quarter of 2017, driven by higher realized prices and, to a lesser extent, increased volume. For the first six months of 2017, revenue decreased 3 percent in the U.S., primarily driven by a change in estimate in the first quarter of 2016 for a government rebate, which increased revenue in that period and, to a lesser extent, decreased volume. Revenue outside the U.S. increased 3 percent during the second quarter of 2017, driven by increased volume, partially offset by lower realized prices and, to a lesser extent, the unfavorable impact of foreign exchange rates. For the first six months of 2017, revenue decreased 2 percent outside the U.S., driven by lower realized prices and, to a lesser extent, the unfavorable impact of foreign exchange rates, partially offset by increased volume.
Revenue of Strattera, a treatment for attention-deficit hyperactivity disorder, decreased 29 percent and 14 percent in the U.S. during the three and six months ended June 30, 2017, respectively, driven by the loss of exclusivity in the second quarter of 2017, partially offset by higher realized prices. We lost our patent protection for Strattera in the U.S. in May 2017. The entry of generic competition following the loss of effective patent protection has caused a rapid and severe decline in revenue. Revenue outside the U.S. increased 5 percent and 4 percent during the three and six months ended June 30, 2017, respectively, driven by increased volume in Japan, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates.
Revenue of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, was $47.1 million and $81.2 million in the U.S. during the three and six months ended June 30, 2017, respectively, compared to $60.5 million and $83.8 million during the three and six months ended June 30, 2016, respectively. Cymbalta revenue decreased 9 percent and 15 percent outside the U.S. during the three and six months ended June 30, 2017, respectively, primarily driven by the loss of exclusivity in Canada and Europe.
Revenue of Cyramza, a treatment for various cancers, increased 1 percent in the U.S. during the second quarter of 2017, driven by higher realized prices, partially offset by decreased demand due to competitive pressure. For the first six months of 2017, revenue decreased 3 percent in the U.S., driven by decreased demand due to competitive pressure and lower realized prices. Revenue outside the U.S. increased 49 percent and 61 percent during the three and six months ended June 30, 2017, respectively, primarily due to strong volume growth in Japan, partially offset by lower realized prices.
Revenue of Erbitux, a treatment for various cancers, decreased 15 percent and 12 percent in the U.S. during the second quarter and first six months of 2017, respectively, due to competitive pressure from immuno-oncology products.
Worldwide food animal revenue decreased 14 percent and 9 percent during the three and six months ended June 30, 2017, respectively, driven by market access pressure and competitive pressure in cattle and swine. Worldwide companion animal revenue increased 1 percent and 6 percent during the three and six months ended June 30, 2017, respectively, driven by the inclusion of $78.3 million and $119.0 million in revenue from the BIVIVP acquisition during the three and six months ended June 30, 2017, respectively, partially offset by wholesale buying patterns in the second quarter of 2016 and worldwide competitive pressure. We expect these pressures to continue, to a lesser extent, for the balance of 2017, and expect both market and competitive pressures to continue in the longer term for food animal products.

Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue increased 0.5 percentage points to 73.4 percent and increased 1.0 percentage points to 73.9 percent for the three and six months ended June 30, 2017, respectively. The increase in gross margin percent for the three and six months ended June 30, 2017 was primarily due to manufacturing efficiencies and higher realized prices, partially offset by higher expenses to support new pharmaceutical products and negative product mix.
Research and development expenses decreased 6 percent to $1.25 billion and 3 percent to $2.49 billion for the three and six months ended June 30, 2017, respectively. The decreases were driven primarily by a $100.0 million charge in the second quarter of 2016 related to a development milestone for lanabecestat, currently in development with AstraZeneca. See Note 4 to the consolidated condensed financial statements for additional information.
Marketing, selling, and administrative expenses increased 5 percent to $1.71 billion and increased 5 percent to $3.25 billion for the three and six months ended June 30, 2017, respectively, due to increased expenses related to new pharmaceutical products, partially offset by decreased expenses related to late life-cycle products.
We recognized no acquired IPR&D charges in the second quarter of 2017 or the three and six months ended June 30, 2016. For the the first six months of 2017, we recognized $857.6 million in acquired IPR&D charges associated with the acquisition of CoLucid. See Note 3 to the consolidated condensed financial statements for additional information.
We recognized asset impairment, restructuring, and other special charges of $50.0 million and $263.9 million for the three and six months ended June 30, 2017, respectively, compared with charges of $58.0 million and $189.4 million for the three and six months ended June 30, 2016, respectively. The charges for the second quarter of 2017 were primarily due to integration costs related to the acquisition of Novartis AH, as well as asset impairments primarily related to animal health assets. The charges for the first six months of 2017 were due to severance costs incurred as a result of actions taken to reduce our cost structure, integration costs related to the acquisition of Novartis AH, and asset impairments related to animal health assets, as well as exit fees due to site closures. The charges for the first six months of 2016 were associated with asset impairments related to the closure of an animal health manufacturing facility in Ireland as well as integration and severance costs related to the acquisition of Novartis AH. See Note 5 to the consolidated condensed financial statements for additional information.
Other–net, (income) expense was expense of $3.9 million and income of $11.2 million for the second quarter and first six months of 2017, respectively, compared with income of $21.2 million and expense of $127.8 million for the second quarter and first six months of 2016. Other expense during the first six months of 2016 was driven by a $203.9 million charge related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar. See Note 12 to the consolidated condensed financial statements for additional information.
The effective tax rates were 20.0 percent and 32.1 percent for the three and six months ended June 30, 2017, respectively, compared with 20.8 percent and 21.4 percent for the same respective periods of 2016. The increase in the effective tax rate for the first six months of 2017 is primarily due to the impact from the nondeductible $857.6 million acquired IPR&D charge for the acquisition of CoLucid.
Financial Condition
Cash and cash equivalents decreased to $3.07 billion as of June 30, 2017, compared with $4.58 billion as of December 31, 2016. Refer to the consolidated condensed statements of cash flows for additional details on the significant sources and uses of cash for the six months ended June 30, 2017 and 2016.
In addition to our cash and cash equivalents, we held total investments of $8.09 billion and $6.66 billion as of June 30, 2017 and December 31, 2016, respectively. See Note 6 to the consolidated condensed financial statements for additional details.
Total debt increased to $12.31 billion as of June 30, 2017, compared with $10.31 billion as of December 31, 2016. The increase was primarily due to the cash proceeds of $2.23 billion from the issuance of fixed-rate notes and, to a lesser extent, the net increase in the balance of commercial paper outstanding of $125.7 million, partially offset by the repayment of $630.5 million of long term debt. See Note 6 to the consolidated condensed financial statements for additional details regarding the May 2017 debt issuance. At June 30, 2017, we had a total of $5.17 billion of committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowings.

During the six months ended June 30, 2017, we repurchased $259.9 million of shares associated with our previously announced $5.00 billion share repurchase program.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including dividends, share repurchases, and capital expenditures.
See "Other Matters—Patent Matters" for information regarding recent and upcoming losses of patent protection for Zyprexa (Japan), Alimta (U.S., Europe, and Japan), Strattera (U.S.), Effient (U.S.), Cialis (U.S. and Europe), and Adcirca (U.S. and Europe).
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
Financial Expectations
Full-year 2017 EPS is now anticipated to be in the range of $2.51 to $2.61. We now expect 2017 revenue of between $22.0 billion and $22.5 billion. Excluding the impact of foreign exchange rates, we expect revenue growth from new pharmaceutical products including Trulicity, Taltz, Basaglar, Cyramza, Jardiance, and Lartruvo, as well as a number of established pharmaceutical products including Trajenta, Forteo, and Humalog.
Gross margin as a percent of revenue is now expected to be approximately 72.5 percent. Research and development expenses are now expected to be in the range of $5.0 billion to $5.2 billion. Marketing, selling, and administrative expenses are still expected to be in the range of $6.4 billion to $6.6 billion. Other—net, (income) expense is still expected to be income of up to $100 million.
The 2017 tax rate is now expected to be approximately 23.5 percent.
Capital expenditures are now expected to be approximately $1.1 billion.
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

Our management, with the participation of David A. Ricks, chairman, president, and chief executive officer, and Derica W. Rice, executive vice president, global services, and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2017, and concluded that they are effective.

(b)
Changes in Internal Controls. During the second quarter of 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016 (Part I, Item 3) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 (Part II, Item 1).
Other Product Liability Litigation
We are named as a defendant in approximately 495 Byetta® product liability lawsuits in the U.S. involving approximately 760 plaintiffs. Approximately 60 of these lawsuits, covering about 320 plaintiffs, are filed in California state court and coordinated in a Los Angeles Superior Court. Approximately 435 lawsuits, covering about 440 plaintiffs, are filed in federal court, the majority of which are coordinated in a multidistrict litigation (MDL) in the U.S. District Court for the Southern District of California. The remaining three lawsuits, representing four plaintiffs, are in various other state courts. Approximately 485 of the lawsuits, involving approximately 720 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer); most others allege Byetta caused or contributed to pancreatitis. The federal and state trial courts granted summary judgment in favor of us and co-defendants on the claims alleging pancreatic cancer; those rulings are being appealed by the plaintiffs. We are aware of approximately 20 additional claimants who have not yet filed suit. These additional claims allege damages for pancreatic cancer or thyroid cancer. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
We are named as a defendant in approximately 540 Axiron® product liability lawsuits in the U.S. involving approximately 540 plaintiffs. In about one-third of the cases, other manufacturers of testosterone are named as co-defendants. Nearly all of these lawsuits have been consolidated in a federal MDL in the U.S. District Court for the Northern District of Illinois. A small number of lawsuits have been filed in state courts. The cases generally allege cardiovascular and related injuries. Medical Mutual of Ohio has filed a class action complaint against multiple manufacturers of testosterone products in the Northern District of Illinois, on behalf of third party payers who paid for those products. The complainant is seeking damages under various state consumer protection laws and the federal Racketeer Influenced and Corrupt Organizations Act (the federal RICO Act). We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
We are named as a defendant in approximately 110 Cialis product liability lawsuits in the U.S. These cases, originally filed in various federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have the filed cases and an unspecified number of future cases coordinated into a federal MDL in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra®. The JPML ordered the transfer of the existing cases to the now-renamed MDL In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Other Patent Litigation
Boehringer Ingelheim, our partner in marketing and development of Trajenta, is engaged in various U.S. patent litigation matters involving Trajenta/Jentadueto in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984. Eleven groups of companies submitted Abbreviated New Drug Applications seeking approval to market generic versions of Trajenta prior to the expiration of Trajenta/Jentadueto patents, alleging certain patents, including in some allegations the compound patent, are invalid or would not be infringed. Trial is currently scheduled for the second quarter of 2018.

In July 2017, we entered into a settlement agreement with eleven generic companies to resolve pending patent litigation in the U.S. District Court for the Eastern District of Virginia (Eli Lilly and Company and Icos Corporation v. Actavis Laboratories UT, Inc, et.,) regarding the Cialis (tadalafil) unit dose patent. This patent was previously set to expire on April 26, 2020. As part of the agreement, Cialis exclusivity is now expected to end at the earliest in late September 2018.
Other Matters
We have received a civil investigative demand from the State of Minnesota's Office of the Attorney General relating to the pricing and sale of our insulin products. We are cooperating with this investigation.
The Offices of Attorneys General in California and Florida have requested information relating to the pricing of our insulin products. We are cooperating with these requests.
We, along with Novo Nordisk and various pharmacy benefit managers, are named as defendants in a lawsuit seeking class action status in the U.S. District Court of the Western District of Washington relating to Glucagon pricing. The complainants are seeking damages under various state consumer protection laws, the federal RICO Act, the Sherman Act, and other state and federal laws. We believe this lawsuit and these claims are without merit and are prepared to defend against them vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2017	—	$—	—	$2,350.4
May 2017	1,247.7	80.07	1,247.7	2,250.5
June 2017	1,197.4	83.51	1,197.4	2,150.5
Total	2,445.0	81.76	2,445.0
Numbers may not add due to rounding
During the three months ended June 30, 2017, we repurchased $199.9 million of shares associated with our $5.00 billion share repurchase program announced in October 2013.

Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 3.1	Amended Articles of Incorporation

EXHIBIT 3.2	By-laws, as amended

EXHIBIT 10.	The Lilly Directors’ Deferral Plan, as amended and restated effective January 1, 2017 (1)

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Executive Vice President, Global Services and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files
(1) Indicates management contract or compensatory plan.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date:	July 28, 2017	/s/Bronwen L. Mantlo
Bronwen L. Mantlo
Corporate Secretary
Date:	July 28, 2017	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance and Chief Accounting Officer

Index to Exhibits
The following documents are filed as a part of this Report:

Exhibit
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 2013.

EXHIBIT 3.2	By-laws, as amended, are incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed February 27, 2012.

EXHIBIT 10.	The Lilly Directors’ Deferral Plan, as amended and restated effective January 1, 2017

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Derica W. Rice, Executive Vice President, Global Services and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files