Form 10-K
period 2017-12-31
LILLY ELI & CO
filed 2018-02-20
CIK 59478

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2017
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
Emerging growth company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 under the Exchange Act:
Yes ☐ No ☑
Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (Common Stock): approximately $79,941,000,000
Number of shares of common stock outstanding as of February 14, 2018: 1,095,597,580
Portions of the Registrant’s Proxy Statement to be filed on or about March 19, 2018 have been incorporated by reference into Part III of this report.

Eli Lilly and Company
Form 10-K
For the Year Ended December 31, 2017

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
Human Pharmaceutical Products
Our human pharmaceutical products include:
Endocrinology products, including:

•	Humalog®, Humalog Mix 75/25, Humalog U-100, Humalog U-200 and Humalog Mix 50/50, insulin analogs for the treatment of diabetes

•	Humulin®, Humulin 70/30, Humulin N, Humulin R, and Humulin U-500, human insulins of recombinant DNA origin for the treatment of diabetes

•	Trulicity®, for the treatment of type 2 diabetes (approved in the U.S. and Europe in 2014 and Japan in 2015)

•	Trajenta®, for the treatment of type 2 diabetes

•	Jentadueto® and Jentadueto XR, a combination of linagliptin (Trajenta) and metformin hydrochloride for use in the treatment of type 2 diabetes

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

•
Synjardy® and Synjardy XR, a combination tablet of empagliflozin and metformin hydrochloride for the treatment of type 2 diabetes (approved in the U.S. and Europe in 2015), extended release formulation approved in the U.S. in 2016

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

•
Alimta®, for the first-line treatment, in combination with another agent, of advanced non-small cell lung cancer (NSCLC) for patients with non-squamous cell histology; for the second-line treatment of advanced non-squamous NSCLC; as monotherapy for the maintenance treatment of advanced non-squamous NSCLC in patients whose disease has not progressed immediately following chemotherapy treatment; and in combination with another agent, for the treatment of malignant pleural mesothelioma

•
Erbitux®, indicated both as a single agent and in combination with another chemotherapy agent for the treatment of certain types of colorectal cancers; and as a single agent, in combination with chemotherapy, or in combination with radiation therapy for the treatment of certain types of head and neck cancers

•	Cyramza®, for the treatment of various cancers, with approvals as follows:

◦
approved in 2014 in the U.S. and the European Union (EU), and in Japan in 2015, both as a single agent and in combination with another agent as a second-line treatment of advanced or metastatic gastric cancer

◦	approved in 2014 in the U.S., and in the EU and Japan in 2016, in combination with another agent as a second-line treatment of metastatic NSCLC

◦	approved in 2015 in the U.S., and in the EU and Japan in 2016, as a second-line treatment of metastatic colorectal cancer

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

•
VerzenioTM, approved in the U.S. in 2017 indicated both as a single agent and in combination with another chemotherapy agent for the treatment of a certain type of advanced or metastatic breast cancer.

Immunology products, including:

•	Olumiant®, approved in the EU and Japan in 2017 for the treatment of adults with moderately-to-severely active rheumatoid arthritis

•
Taltz®, for the treatment of moderate-to-severe plaque psoriasis (approved the U.S. and EU in 2016) and active psoriatic arthritis (approved in Japan in 2016, in the U.S. in 2017, and in the EU in 2018)

Cardiovascular products, including:

•	Cialis®, for the treatment of erectile dysfunction and benign prostatic hyperplasia

•
Effient®, for the reduction of thrombotic cardiovascular events (including stent thrombosis) in patients with acute coronary syndrome who are managed with an artery-opening procedure known as percutaneous coronary intervention, including patients undergoing angioplasty, atherectomy, or stent placement

Animal Health Products
Our products for food animals include:

•	Rumensin®, a cattle feed additive that improves feed efficiency and growth and also controls and prevents coccidiosis

•	Coban®, Maxiban®, and Monteban®, anticoccidial agents for use in poultry

•	Posilac®, a protein supplement to improve milk productivity in dairy cows

•	Optaflexx® and Paylean®, leanness and performance enhancers for cattle and swine, respectively

•	Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry

•	Denagard®, an antibiotic for the control and treatment of respiratory and enteric diseases in swine and poultry
Our products for companion animals include:

•	Trifexis®, a monthly chewable tablet for dogs that kills fleas, prevents flea infestations, prevents heartworm disease, and controls intestinal parasite infections

•	Comfortis®, a chewable tablet that kills fleas and prevents flea infestations on dogs

•	Interceptor® Plus, a monthly chewable tablet that prevents heartworm disease and treats and controls adult hookworm, roundworm, whipworm and tapeworm in dogs

•	Galliprant®, an anti-inflammatory tablet that targets the key receptor associated with canine Osteoarthritis pain

•	Feline, canine, and rabies vaccines including: Duramune® and Ultra™ Duramune®, Duramune Lyme®, Bronchi-Shield®, Fel-O-Vax®, ULTRA™ Fel-O-Vax®, and Fel-O-Guard®, and Rabvac®.
Marketing
We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local customer needs.
Human Pharmaceuticals—United States
In the U.S., we distribute human pharmaceutical products principally through independent wholesale distributors, with some sales directly to pharmacies. In 2017, 2016, and 2015, three wholesale distributors in the U.S. - McKesson Corporation, AmerisourceBergen Corporation, and Cardinal Health, Inc. - each accounted for between 9 percent and 18 percent of our consolidated total revenue. No other distributor accounted for more than 10 percent of consolidated total revenue in any of those years.
We promote our major human pharmaceutical products in the U.S. through sales representatives who call upon physicians and other health care professionals. We also promote to healthcare providers in medical journals and on-line health care channels, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the U.S., and we maintain websites with information about our major products. We supplement our employee sales force with contract sales organizations as appropriate to leverage our own resources and the strengths of our partners in various markets.
We maintain special business groups to service wholesalers, pharmacy benefit managers, managed care organizations, group purchasing organizations, government and long-term care institutions, hospitals, and certain retail pharmacies. We enter into arrangements with these organizations providing for discounts or rebates on our products.
Human Pharmaceuticals—Outside the United States
Outside the U.S, we promote our human pharmaceutical products to healthcare providers primarily through sales representatives and on-line health care channels. While the products marketed vary from country to country, endocrinology products constitute the largest single group in consolidated revenue. Distribution patterns vary from country to country. In most countries in which we operate, we maintain our own sales organizations, but in some smaller countries we market our products through independent distributors.
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

For additional information, see Item 8, "Financial Statements and Supplementary Data - Note 4, Collaborations and Other Arrangements."
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
Biosimilars
Several of our current products, including Cyramza, Erbitux, Trulicity, Portrazza, and Taltz, and many of the new molecular entities (NMEs) in our research pipeline are biologics. Competition for Lilly’s biologics may be affected by the approval of follow-on biologics, also known as biosimilars. A biosimilar is a subsequent version of an approved innovator biologic that, due to its physical and/or structural similarity to the original product, is approved based on an abbreviated data package that relies in part on the full testing required of the originator product. Globally, governments have or are developing regulatory pathways to approve biosimilars as alternatives to innovator-developed biologics, but the patent for the existing, branded product must expire in a given market before biosimilars may enter that market. The extent to which a biosimilar, once approved, will be substituted for the innovator biologic in a way that is similar to traditional generic substitution for non-biologic products, is not yet entirely clear, and will depend on a number of regulatory and marketplace factors that are still developing.
Biosimilars may present both competitive challenges and opportunities. For example, a competitor company has developed a version of insulin lispro which will compete with our product Humalog, and other companies are in the process of developing similar products. On the other hand, with our partner Boehringer Ingelheim, we developed Basaglar, a new insulin glargine product which has the same amino acid sequence as the product currently marketed by a competitor. This product has launched as a follow-on biologic in the U.S., and as a biosimilar in the EU, and Japan.
U.S. Private Sector Dynamics
In the U.S. private sector, consolidation and integration among healthcare providers is also a major factor in the competitive marketplace for human pharmaceuticals. Health plans and pharmaceutical benefit managers have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance. Recently, CVS Health, a large pharmaceutical benefit manager and pharmacy chain, announced the planned acquisition of Aetna, a large national insurer.
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

•
Under the Biologics Price Competition and Innovation Act of 2010, the FDA has the authority to approve biosimilars. A competitor seeking approval of a biosimilar must file an application to show its molecule is highly similar to an approved innovator biologic and include a certain amount of safety and efficacy data that the FDA will determine on a case-by-case basis. Under the data protection provisions of this law, the FDA cannot approve a biosimilar application until 12 years after initial marketing approval of the innovator biologic, subject to certain conditions.

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
The most relevant U.S. patent protection or data protection for our top-selling or recently launched patent-protected marketed products is as follows:

•	Alimta is protected by a vitamin regimen patent (2021) plus pediatric exclusivity (2022).

•	Cialis is protected by a compound patent plus pediatric exclusivity (May 2018) and a unit dose patent (exclusivity expected through at least September 2018).

•	Cyramza is protected by biologics data package protection (2026).

•
Effient is protected by patents covering methods of using Effient with aspirin (2023). The method patents were held unpatentable in an inter partes review (IPR) and we are appealing those decisions (for further information see Item 8, "Financial Statements and Supplementary Data - Note 15, Contingencies").

•	Forteo is protected by patents primarily covering its formulation and related processes (December 2018) and use patents (August 2019).

•	Jardiance, and the related combination products Glyxambi and Synjardy, are protected by a compound patent (2025 not including possible patent extension).

•	Lartruvo is protected by a compound patent (2027, not including possible patent extension) and by biologics data package protection (2028).

•	Portrazza is protected by a compound patent (2025 not including possible patent extension), and by biologics data package protection (2027).

•	Taltz is protected by a compound patent (2026 not including possible patent extension) and by biologic data package protection (2028).

•	Trajenta and Jentadueto are protected by a compound patent (2023), and Boehringer Ingelheim has applied for a patent extension to 2025 under the patent restoration laws.

•	Trulicity is protected by a compound patent (2024 not including possible patent extension) and by biologics data package protection (2026).

•	Verzenio is protected by a compound patent (2029 not including possible patent extension).
Outside the U.S., important patent protection or data protection includes:

•	Alimta in major European countries (vitamin regimen patent 2021) and Japan (patents covering use to treat cancer concomitantly with vitamins 2021).

•	Cymbalta in Japan (data package protection January 2018).

•	Forteo in Japan (data package protection July 2018; patent covering its formulation and related process August 2019).

•	Lartruvo in major European countries (compound patent and data package protection 2026, not including possible patent extension).

•	Olumiant in major European countries (compound patent 2029, not including possible patent extension) and Japan (compound patent 2033).

•	Taltz in major European countries (compound patent and data package protection 2026, not including possible patent extension).
Baricitinib (Olumiant), has been submitted for regulatory review in the U.S. and is protected by a compound patent in the U.S. until 2030 (not including possible patent extension). Galcanezumab has been submitted for regulatory review in the U.S. and is protected by a compound patent (2033). Additional information about this molecule is provided in Item 7, "Management’s Discussion and Analysis - Executive Overview - Late-Stage Pipeline.”
Worldwide, we sell all of our major products under trademarks that we consider in the aggregate to be important to our operations. Trademark protection varies throughout the world, with protection continuing in some countries as long as the mark is used, and in other countries as long as it is registered. Registrations are normally for fixed but renewable terms.
Patent Licenses
Most of our major products are not subject to significant license agreements. The compound patent for Cialis is the subject of a license agreement with GlaxoSmithKline (Glaxo), which assigns to us exclusively all rights in the compound. The agreement calls for royalties of a single-digit percentage of net sales. The agreement is not subject to termination by Glaxo for any reason other than a material breach by Lilly of the royalty obligation, after a substantial cure period. For information on our license and collaboration agreement with with Incyte Corporation related to Olumiant, see Item 8, "Financial Statements and Supplementary Data - Note 4, Collaborations."
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
Generic manufacturers use Paragraph IV certifications extensively to challenge patents on innovative human pharmaceuticals. In addition, generic companies have shown willingness to launch “at risk,” i.e., after receiving ANDA approval but before final resolution of their patent challenge. We are currently in litigation with numerous generic manufacturers in Hatch-Waxman litigation involving Forteo, Alimta, and Effient, among other products. For more information on Hatch-Waxman litigation involving the company, see Item 8, “Financial Statements and Supplementary Data - Note 15, Contingencies” and Item 3, "Legal Proceedings."
Under the Biologics Price Competition and Innovation Act of 2009 (the BPCI Act), the FDA cannot approve a biosimilar application until data protection expires, 12 years after initial marketing approval of the innovator biologic. However, the Act does provide a mechanism for a competitor to challenge the validity of an innovator’s patents as early as 4 years after initial marketing approval of the innovator biologic. The patent litigation scheme under the BPCI Act is complex, and interpretation of the BPCI Act is currently the subject of ongoing litigation. Specifically, courts have now held that biosimilar applicants are not required to engage in the BPCI Act litigation scheme. Patent holders still have the right to bring suit under normal patent law procedures if a biosimilar applicant attempts to commercialize a product prior to patent expiration.
In addition, there is a procedure in U.S. patent law known as IPR, which allows any member of the public to file a petition with the USPTO seeking the review of any issued U.S. patent. IPRs are conducted before Administrative Patent Judges in the USPTO using a lower standard of proof than used in federal district court. In addition, the challenged patents are not accorded the presumption of validity as they are in Federal District Court. We are now seeing instances where generic drug companies and some investment funds are attempting to invalidate our patents by filing IPR challenges in the USPTO. For more information, see Item 8, “Financial Statements and Supplementary Data - Note 15, Contingencies.”
Outside the U.S., the legal doctrines and processes by which pharmaceutical patents can be challenged vary widely. In recent years, we have experienced an increase in patent challenges from generic manufacturers in many countries outside the U.S., and we expect this trend to continue. For more information on administrative challenges and litigation involving our Alimta patents in Europe and Japan, see Item 8, “Financial Statements and Supplementary Data - Note 15, Contingencies.”
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
Research and Development
Our commitment to research and development dates back more than 140 years. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2017, we employed approximately 9,000 people in human pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel. This number decreased to approximately 8,200 as of January 31, 2018, following a voluntary early retirement program in the U.S. Our research and development expenses were $5.28 billion in 2017, $5.24 billion in 2016, and $4.80 billion in 2015.
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
Our Elanco animal health innovation strategy is focused on identifying and developing promising technologies and potential products from internal and external sources to meet unmet veterinary, food producer, and pet owner needs. Our animal health scientists also leverage discoveries from our human health laboratories to develop products to enhance the health and wellbeing of farm animals and pets.

Human pharmaceutical development is time-consuming, expensive, and risky. On average, only one out of many thousands of molecules discovered by researchers ultimately becomes an approved medicine. The process from discovery to regulatory approval can take over a decade. Drug candidates can fail at any stage of the process, and even late-stage drug candidates sometimes fail to receive regulatory approval or achieve commercial success. The rate of innovation cycles leading to medical improvements over initial inventions is accelerating. This has increased the risk that we opt not to develop a late-stage asset or that new products fail to achieve commercial success due to technical obsolescence - displacement by follow-on competitor products - before the period of exclusivity has ended. After approval and launch of a product, we expend considerable resources on post-marketing surveillance and additional clinical studies to collect data and understand the benefits and potential risks of medicines as they are used as therapeutics. The following describes in more detail the research and development process for human pharmaceutical products:
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
The early development phase involves refining candidate molecules, understanding how to manufacture them efficiently, and completing initial testing for safety and efficacy. Safety testing is done first in laboratory tests and animals as necessary, to identify toxicity and other potential safety issues that would preclude use in humans. In general, the first human tests (often referred to as Phase I) are conducted in small groups of healthy volunteers or patients to assess safety and find the potential dosing range. After a safe dose range has been established, the drug is typically administered to small populations of patients (Phase II) to look for initial signs of efficacy in treating the targeted disease, or biomarkers of the disease, and to continue to assess safety. In parallel, scientists work to identify safe, effective, and economical manufacturing processes. Long-term animal studies continue to test for potential safety issues. Of the molecules that enter the early development phase, approximately 10 percent move on to the product phase. The early development phase can take several years to complete.

•	Product Phase
Product phase (Phase III) molecules have met initial safety requirements and, typically, shown initial evidence of efficacy. As a result, these molecules generally have a higher likelihood of success. The molecules are tested in much larger patient populations to demonstrate efficacy to a predetermined level of statistical significance and to continue to develop the safety profile. These trials are generally global in nature and are designed to generate the data necessary to submit the molecule to regulatory agencies for marketing approval. The potential new drug is generally compared with existing competitive therapies, placebo, or both. The resulting data is compiled and may be submitted to regulatory agencies around the world. Phase III testing varies by disease state, but can often last from three to four years.

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

We believe our investments in research, both internally and in collaboration with others, have been rewarded by the large number of new molecules and new indications for existing molecules that we have in all stages of development. We currently have approximately 40 drug candidates across all stages of human testing and a larger number of projects in preclinical development. Among our new investigational molecules currently in the product phase of development or awaiting regulatory approval or launch are potential therapies for various cancers, Alzheimer’s disease, pain, migraine, rheumatoid arthritis, psoriatic arthritis, and severe hypoglycemia. We are studying many other drug candidates in the earlier stages of development in our chosen priority areas. We are also developing new uses, formulations, or delivery methods for many of these molecules as well as several currently marketed products. See Item 7, "Management's Discussion and Analysis - Executive Overview - Late-Stage Pipeline," for more information on certain of our product candidates.
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
The majority of our revenue comes from products produced in our own facilities. Our principal active ingredient manufacturing occurs at sites we own in the U.S., Ireland, and Puerto Rico. Finishing operations, including formulation, filling, assembling, delivery device manufacturing, and packaging, take place at a number of sites throughout the world. We utilize third parties for certain active ingredient manufacturing and finishing operations.
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
The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on May 7, 2018, or on the date his or her successor is chosen and qualified. Dr. Lundberg will retire from the company effective May 31, 2018; he will be succeeded by Dr. Daniel Skovronsky, M.D., Ph.D, effective June 1, 2018. No director or executive officer has a “family relationship” with any other director or executive officer of the company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Offices and Business Experience
David A. Ricks	50	President, Chief Executive Officer, and a director (since January 2017) and board chair (since June 2017)
Melissa S. Barnes	49	Senior Vice President, Enterprise Risk Management and Chief Ethics and Compliance Officer (since January 2013)
Enrique A. Conterno	51	Senior Vice President and President, Lilly Diabetes (since November 2009) and President, Lilly USA (since February 2017)
Stephen F. Fry	52	Senior Vice President, Human Resources and Diversity (since February 2011)
Michael J. Harrington	55	Senior Vice President and General Counsel (since January 2013)
Jan M. Lundberg, Ph.D.	64	Executive Vice President, Science and Technology, and President, Lilly Research Laboratories (since January 2010)
Susan Mahony, Ph.D.	53	Senior Vice President and President, Lilly Oncology (since February 2011)
Johna L. Norton	51	Senior Vice President, Global Quality (since April 2017)
Myles O'Neill	59	Senior Vice President and President, Manufacturing Operations (since January 2018)
Leigh Ann Pusey	55	Senior Vice President, Corporate Affairs and Communications (since June 2017). Prior to joining Lilly, Pusey served as president and CEO of the American Insurance Association (AIA).
Aarti Shah, Ph.D.	53	Senior Vice President, Information Technology, and Chief Information Officer (since January 2018)
Christi Shaw	51
Senior Vice President and President, Lilly Bio-Medicines (since April 2017). Prior to returning to Lilly, Shaw served as U.S. country head and president of Novartis Pharmaceutical Corporation from 2014 to 2016, and as North American region head of Novartis Oncology from 2010 to 2014.

Daniel Skovronsky, M.D., Ph.D.	44
Senior Vice President, Science and Technology, and President, Lilly Research Laboratories (effective June 2018). Prior to joining the company in 2010, Dr. Skovronsky was CEO and founder of Avid Radiopharmaceutical Inc.

Joshua L. Smiley	48	Senior Vice President and Chief Financial Officer (since January 2018)
Jeffrey N. Simmons	50	Senior Vice President and President, Elanco Animal Health (since January 2008)
Alfonso Zulueta	55	Senior Vice President and President, Lilly International (since February 2017)
Employees
At the end of 2017, we employed approximately 40,655 people, including approximately 22,235 employees outside the U.S. These numbers decreased to approximately 38,350 total employees, including approximately 21,950 employees outside the U.S., as of January 31, 2018, following a voluntary early retirement program in the U.S. A substantial number of our employees have long records of continuous service.
Financial Information Relating to Business Segments and Classes of Products
You can find financial information relating to our business segments and classes of products in Item 8, "Financial Statements and Supplementary Data - Note 18, Segment Information." That information is incorporated here by reference.
The relative contribution of any particular product to our consolidated revenue changes from year to year. This is due to several factors, including the introduction of new products by us and by other manufacturers and the introduction of generic pharmaceuticals upon patent expirations. Our product revenues are generally not seasonal.

Financial Information Relating to Foreign and Domestic Operations
You can find financial information relating to foreign and domestic operations in Item 8, “Financial Statements and Supplementary Data - Note 18, Segment Information.” That information is incorporated here by reference. To date, our overall operations abroad have not been significantly deterred by local restrictions on the transfer of funds from branches and subsidiaries located abroad, including the availability of U.S. dollar exchange. We cannot predict what effect these restrictions or the other risks inherent in foreign operations, including possible nationalization, might have on our future operations or what other restrictions may be imposed in the future. In addition, changing currency values can either favorably or unfavorably affect our financial position, liquidity, and results of operations. We mitigate certain foreign exchange risks through various hedging techniques including the use of foreign currency contracts.
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

There are many difficulties and uncertainties inherent in human pharmaceutical research and development and the introduction of new products. There is a high rate of failure inherent in new drug discovery and development. To bring a drug from the discovery phase to market can take over a decade and often costs in excess of $2 billion. Failure can occur at any point in the process, including in later stages after substantial investment. As a result, most funds invested in research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals or payer reimbursement or coverage, limited scope of approved uses, changes in the relevant treatment standards or the availability of new or better competitive products, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Regulatory agencies continue to establish increasingly high hurdles for the efficacy and safety of new products. Delays and uncertainties in drug approval processes can result in delays in product launches and lost market opportunity. In addition, it can be very difficult to predict revenue growth rates of new products.
We cannot state with certainty when or whether our products now under development will be approved or launched; whether, if initially granted, such approval will be maintained; whether we will be able to develop, license, or otherwise acquire additional product candidates or products; or whether our products, once launched, will be commercially successful. We must maintain a continuous flow of successful new products and successful new indications or brand extensions for existing products sufficient both to cover our substantial research and development costs and to replace revenues that are lost as profitable products lose intellectual property exclusivity or are displaced by competing products or therapies. Failure to do so in the short-term or long-term would have a material adverse effect on our business, results of operations, cash flows, financial position, and prospects. See Item 7, “Management’s Discussion and Analysis - Executive Overview - Late-Stage Pipeline,” for more details.

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

A number of our top-selling human pharmaceutical products have recently lost, or will lose in the next several years, significant patent protection and/or data protection in the U.S. as well as key countries outside the U.S., as illustrated in the tables below:

Product	U.S. Revenues (2017) ($ in millions)	Percent of Worldwide Revenues (2017)	Patent / Data Protection - U.S.
Cialis	$1,358.6	6%	Compound patent plus pediatric exclusivity (May 2018) and unit dose patent with exclusivity expected through September 2018
Alimta	1,034.3	5%	Vitamin regimen patent plus pediatric exclusivity 2022
Forteo	965.2	4%	Formulation and related process patents December 2018; use patents August 2019
Effient	340.1	1%	Compound patent plus pediatric exclusivity October 2017
Strattera	284.9	1%	Use patent plus pediatric exclusivity May 2017

Product	Revenues Outside U.S. (2017) ($ in millions)	Percent of Worldwide Revenues (2017)	Patent / Data Protection - Major Europe / Japan
Alimta	$1,028.2	4%	Major European countries: vitamin regimen patent 2021 Japan: use patents to treat cancer concomitantly with vitamins 2021
Cialis	964.5	4%	Major European countries: compound patent November 2017
Forteo	783.8	3%	Japan: data package protection July 2018; formulation and related process patent August 2019
Cymbalta	642.2	3%	Japan: data package protection January 2018
Certain other significant products no longer have effective exclusivity through patent protection or data protection. For non-biologic products, loss of exclusivity (whether by expiration or as a consequence of litigation) typically results in the entry of one or more generic competitors, leading to a rapid and severe decline in revenues, especially in the U.S. Historically, outside the U.S. the market penetration of generics following loss of exclusivity has not been as rapid or pervasive as in the U.S.; however, generic market penetration is increasing in many markets outside the U.S., including Japan, Europe, and many countries in the emerging markets. For biologics (such as Humalog, Humulin, Erbitux, Cyramza, Trulicity, and Taltz), loss of exclusivity may or may not result in the near-term entry of competitor versions (i.e., biosimilars) due to development timelines, manufacturing challenges, and/or uncertainties in the regulatory pathways for approval of the competitor versions. See Item 7, “Management’s Discussion and Analysis - Executive Overview - Other Matters,” and Item 1, "Business - Patents, Trademarks, and Other Intellectual Property Rights," for more details.

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

Intellectual property protection varies throughout the world and is subject to change over time. In the U.S., in addition to the process for challenging patents which applies to our biologic products, the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our other human pharmaceutical patents. As a result, we expect that our U.S. patents on major pharmaceutical products will continue to be routinely challenged in litigation and administrative proceedings, and may not be upheld. In addition, a separate IPR process allows competitors to request review of issued patents by the USPTO without the protections of the Hatch-Waxman Act. As a result, our patents may be invalided via this review process. Although such a decision can be appealed to the courts, in certain circumstances a loss in such a proceeding could result in a competitor entering the market, while a win provides no precedential value - the same patent can still be challenged by other competitors. We face many generic manufacturer challenges to our patents outside the U.S. as well. The entry of generic competitors typically results in rapid and severe declines in revenues. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay damages for past infringement or royalties on future sales. See Item 1, “Business - Patents, Trademarks, and Other Intellectual Property Rights,” Item 3, "Legal Proceedings," and Item 8, "Financial Statements and Supplementary Data - Note 15, Contingencies," for more details.

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
We expect pricing, reimbursement, and access pressures from both governments and private payers inside and outside the U.S. to become more severe. For more details, see Item 1, “Business - Regulations and Private Payer Actions Affecting Human Pharmaceutical Pricing, Reimbursement, and Access,” and Item 7, “Management’s Discussion and Analysis - Executive Overview - Other Matters.”

•
We face intense competition from multinational pharmaceutical companies, biotechnology companies, and lower-cost generic and biosimilar manufacturers, and such competition could have a material adverse effect on our business.

We compete with a large number of multinational pharmaceutical companies, biotechnology companies, and generic pharmaceutical companies. To compete successfully, we must continue to deliver to the market innovative, cost-effective products that meet important medical needs. Our product revenues can be adversely affected by the introduction by competitors of branded products that are perceived as superior by the marketplace, by generic or biosimilar versions of our branded products, and by generic or biosimilar versions of other products in the same therapeutic class as our branded products. Our revenues can also be adversely affected by treatment innovations that eliminate or minimize the need for treatment with our drugs. See Item 1, “Business - Competition” and "Business - Research and Development," for more details.

•	Changes in foreign currency rates or devaluation of a foreign currency can materially affect our revenue, cost of sales, and operating expenses.
As a global company with substantial operations outside the U.S., we face foreign currency risk exposure from fluctuating currency exchange rates. While we manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a material impact, either positive or negative, on our revenue, cost of sales, and operating expenses. In the event of an extreme devaluation of local currency, the price of our products could become unsustainable in the relevant market. See Item 7, “Management’s Discussion and Analysis - Financial Condition” for more details.

•	Unanticipated changes in our tax rates or exposure to additional tax liabilities could increase our income taxes and decrease our net income.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Changes in the relevant tax laws, regulations, administrative practices, principles, and interpretations could adversely affect our future effective tax rates. The U.S. recently enacted tax reform legislation significantly revising the U.S. tax law and a number of other countries are actively considering or enacting tax changes. Modifications to key elements of the U.S. or international tax framework could have a material adverse effect on our consolidated operating results and cash flows. See Item 7, “Management’s Discussion and Analysis - Executive Overview - Other Matters” and Item 8, "Financial Statements and Supplementary Data - Note 13, Income Taxes," for more details.

•	Failure, inadequacy, or breach of our information technology systems, infrastructure, and business information could result in material harm to our business and reputation.
A great deal of confidential information owned by both us and our business partners is stored in our information systems, networks, and facilities or those of third parties. This includes valuable trade secrets and intellectual property, clinical trial information, corporate strategic plans, marketing plans, customer information, and personally identifiable information, such as employee and patient information (collectively, “confidential information”). We also rely to a large extent on the efficient and uninterrupted operation of complex information technology systems, infrastructure, and hardware (together “IT systems”), some of which are within the company’s control and some of which are within the control of third parties, to accumulate, process, store, and transmit large amounts of confidential information and other data. Maintaining the confidentiality, integrity and availability of our IT systems and confidential information is vital to our business.
IT systems are vulnerable to system inadequacies, operating failures, service interruptions or failures, security breaches, malicious intrusions, or cyber-attacks from a variety of sources. Cyber-attacks are growing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect, mitigate, or prevent. Cyber-attacks come in many forms, including the deployment of harmful malware, exploitation of vulnerabilities, denial-of-service attacks, the use of social engineering, and other means to compromise the confidentiality, integrity and availability of our IT systems, confidential information, and other data. Breaches resulting in the compromise, loss, theft, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services, can occur in a variety of ways, including but not limited to, negligent or wrongful conduct by employees or others with permitted access to our systems and information, or wrongful conduct by hackers, competitors, certain governments, or other current or former company personnel. Our third party partners face similar risks.
The failure or inadequacy of our IT systems, the compromise, loss, theft, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services that rely on IT systems, could impair our ability to secure and maintain intellectual property rights; result in a product manufacturing interruption or failure, or in the interruption or failure of products or services that rely on IT systems; damage our operations, customer relationships, or reputation; or cause us to lose trade secrets or other competitive advantages. Unauthorized disclosure of personally identifiable information could expose us to sanctions for violations of data privacy laws and regulations around the world and could damage public trust in our company.
To date, system inadequacies, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, cyber-attacks, and the compromise, loss, theft, destruction, or unauthorized disclosure or use of confidential information have not had a material impact on our consolidated results of operations. We have implemented measures to prevent, detect, respond to, and minimize these risks; however, these measures may not be successful. If they are not successful, any of these events could result in material financial, legal, business, or reputational harm to our business and reputation.

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
We are subject to a substantial number of product liability claims involving Actos®, Axiron®, Byetta®, Cialis, Cymbalta, and Prozac among other products. See Item 8, “Financial Statements and Supplementary Data - Note 15, Contingencies,” and Item 3, “Legal Proceedings,” for more information on our current product liability litigation. Because of the nature of pharmaceutical products, we could become subject to large numbers of product liability claims for these or other products in the future, which could require substantial expenditures to resolve and, if involving marketed products, could adversely affect sales of the product. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.

•	Regulatory compliance problems could be damaging to the company.
The marketing, promotional, and pricing practices of human pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers, prescribers, and patients, are subject to extensive regulation. Many companies, including us, have been subject to claims related to these practices asserted by federal, state, and foreign governmental authorities, private payers, and consumers. These claims have resulted in substantial expense and other significant consequences to us. It is possible that we could become subject to such investigations and that the outcome could include criminal charges and fines, penalties, or other monetary or non-monetary remedies, including exclusion from U.S. federal and other health care programs. In addition, regulatory issues concerning compliance with cGMP regulations (and comparable foreign regulations) for pharmaceutical products can lead to product recalls and seizures, fines and penalties, interruption of production leading to product shortages, and delays in the approvals of new products pending resolution of the issues. See Item 1, “Business - Government Regulation of Our Operations,” for more details.

•	Manufacturing difficulties or disruptions could lead to product supply problems.
Pharmaceutical and animal health manufacturing is complex and highly regulated. Manufacturing difficulties at our facilities or contracted facilities, or the failure or refusal of a contract manufacturer to supply contracted quantities, could result in product shortages, leading to lost revenue. Such difficulties or disruptions could result from quality or regulatory compliance problems, natural disasters, mechanical or information technology system failures, or inability to obtain sole-source raw or intermediate materials. In addition, given the difficulties in predicting sales of new products and the very long lead times necessary for the expansion and regulatory qualification of pharmaceutical manufacturing capacity, it is possible that we could have difficulty meeting unanticipated demand for new products. See Item 1, “Business - Raw Materials and Product Supply,” for more details.

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
The animal health operating segment may be impacted by, among other things, emerging restrictions and bans on the use of antibacterials in food-producing animals; perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products; increased regulation or decreased governmental support relating to the raising, processing, or consumption of food-producing animals; an outbreak of infectious disease carried by animals; adverse weather conditions and the availability of natural resources; adverse global economic conditions affecting agricultural markets; and failure of our research and development, acquisition, and licensing efforts to generate new products. The failure to manage these risks could have a material adverse effect on our revenues and income.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2017, we owned 14 production and distribution sites in the U.S. and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 11.2 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis and Clinton, Indiana; Carolina, Puerto Rico; Fort Dodge, Iowa; and Branchburg, New Jersey.
We own production and distribution sites in 14 countries outside the U.S. and Puerto Rico, containing an aggregate of approximately 5.6 million square feet of floor area. Major production sites include facilities in France, Ireland, China, the U.K., Spain, and Italy.
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
We are a party to various currently pending legal actions, government investigations, and environmental proceedings, and we anticipate that such actions could be brought against us in the future. The most significant of these matters are described below or, as noted, in Item 8, "Financial Statements and Supplementary Data - Note 15, Contingencies." While it is not possible to determine the outcome of the legal actions, investigations, and proceedings brought against us, we believe that, except as otherwise specifically noted in Item 8, "Financial Statements and Supplementary Data - Note 15, Contingencies," the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could be material to our consolidated results of operations in any one accounting period.
Legal Proceedings Described in Note 15 to the Consolidated Financial Statements
See Item 8, "Financial Statements and Supplementary Data - Note 15, Contingencies," for information on various legal proceedings, including but not limited to:

•	The patent litigation and administrative proceedings involving Alimta and Effient

•	The product liability litigation involving Actos and Cymbalta

•	The employee litigation in Brazil.
That information is incorporated into this Item by reference.
Other Product Liability Litigation
We are named as a defendant in approximately 510 Byetta  product liability lawsuits in the U.S. involving approximately 775 plaintiffs. Approximately 60 of these lawsuits, covering about 320 plaintiffs, are filed in California state court and coordinated in a Los Angeles Superior Court. Approximately 450 lawsuits, covering about 450 plaintiffs, are filed in federal court, the majority of which are coordinated in a multidistrict litigation (MDL) in the U.S. District Court for the Southern District of California. Three lawsuits, representing approximately five plaintiffs, have also been filed in various state courts. Approximately 500 of the lawsuits, involving approximately 735 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer); most others allege Byetta caused or contributed to pancreatitis. The federal and state trial courts granted summary judgment in favor of us and our co-defendants on the claims alleging pancreatic cancer. The plaintiffs appealed those rulings. In November 2017, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. District Court’s grant of summary judgment based on that court's discovery rulings and remanded the cases for further proceedings. We are aware of approximately 20 additional claimants who have not yet filed suit. These additional claims allege damages for pancreatic cancer or thyroid cancer. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
We are aware of approximately 100 claims primarily related to allegations that the antidepressant Prozac caused or contributed to birth defects in the children of women who ingested the drug during pregnancy. These claims have not yet been filed. We believe these claims are without merit and are prepared to defend against them vigorously.
We are named as a defendant in approximately 550 Axiron product liability lawsuits in the U.S. involving approximately 550 plaintiffs. In about one-third of the cases, other manufacturers of testosterone are named as co-defendants. Nearly all of these lawsuits have been consolidated in a federal MDL in the U.S. District Court for the Northern District of Illinois. A small number of lawsuits have been filed in state courts. The cases generally allege cardiovascular and related injuries. We have reached agreement on a settlement framework that provides for a comprehensive resolution of nearly all of these personal injury claims alleging cardiovascular and related injuries from Axiron treatment. There can be no assurances, however, that a final settlement will be reached. Medical Mutual of Ohio has filed a class action complaint against multiple manufacturers of testosterone products in the Northern District of Illinois, on behalf of third party payers who paid for those products. The plaintiff is seeking damages under the federal Racketeer Influenced and Corrupt Organizations Act (the federal RICO Act). We believe all of these lawsuits and claims are without merit and are prepared to defend against them vigorously.

We are named as a defendant in approximately 150 Cialis product liability lawsuits in the U.S. These cases, originally filed in various federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have the filed cases and an unspecified number of future cases coordinated into a federal MDL in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra® . The JPML ordered the transfer of the existing cases to the now-renamed MDL In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Other Patent Litigation
In October 2017, Teva Pharmaceuticals International GMBH filed a lawsuit against us in U.S District Court for the District of Massachusetts seeking a ruling that various patents would be infringed if we launch galcanezumab for the prevention of migraine in adults. Teva Pharmaceuticals USA, Inc. (collectively with Teva Pharmaceuticals International GMBH, Teva) was added as a plaintiff in January 2018. In February 2018, Teva filed another lawsuit in the District of Massachusetts seeking a ruling that two recently granted Teva patents would also be infringed if we launch galcanezumab for the prevention of migraine in adults. We believe these lawsuits are without merit and we are prepared to defend against them vigorously.
We have been engaged in U.S. patent litigation involving Forteo brought pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984. Teva Pharmaceuticals USA, Inc. filed an ANDA with the FDA seeking approval to market a generic version of Forteo and filed a notice alleging that a number of our patents covering various formulations and methods of use for Forteo are invalid and/or not infringed. In March 2016, we filed a patent infringement suit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. asserting six different patents. A settlement agreement has been reached, and we do not expect competitive products to enter the market earlier than the second half of 2019.
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
In Canada, several generic companies previously challenged the validity of our Zyprexa patent. In September 2012, the Canadian Court of Appeals affirmed the lower court's decision that the patent was invalid for lack of utility. In 2013, our petition for leave to appeal the decision to the Supreme Court of Canada was denied. Two of the generic companies, Apotex Inc. (Apotex) and Teva Canada Limited (Teva Canada), pursued claims for damages arising from our enforcement of the patent under Canadian regulations. In April 2014, the Supreme Court of Canada dismissed Apotex's damages suit. Teva Canada's claim for damages remains, and in January 2017, the court issued a ruling that Teva Canada is entitled to damages. We have appealed the ruling and a decision is expected in the first half of 2018.
Other Matters
We have been named a respondent in an arbitration filed by Adocia, S.A. (Adocia), with whom we entered into agreements for the co-development of an ultra-rapid insulin product. Adocia alleges that we refused to make a milestone payment and misused Adocia’s intellectual property. We believe that Adocia’s claims are without merit and are prepared to defend against them vigorously.
We are named as co-defendants in a lawsuit in the U.S. District Court for the Eastern District of Texas seeking damages under the federal anti-kickback statute and state and federal false claims acts for certain patient support programs related to our products Humalog, Humulin, and Forteo. We believe this lawsuit and these claims are without merit and are prepared to defend against them vigorously.
We have received a civil investigative demand from the U.S. Attorney’s Office for the Southern District of New York requesting documents and information relating to our contracts with, services performed by, and payments to pharmacy benefit managers. We are cooperating with this investigation.

The China National Development and Reform Commission is investigating our distributor pricing practices in China in connection with a broader inquiry into pharmaceutical industry pricing. We are cooperating with this investigation.
We, along with Sanofi and Novo Nordisk, are named as defendants in a consolidated purported class action lawsuit, In re. Insulin Pricing Litigation, in the U.S. District Court of New Jersey relating to insulin pricing. The consolidated lawsuit incorporates three other purported class action lawsuits, Barnett v. Novo Nordisk Inc., Boss v. CVS Health Corp., and Christensen v. Novo Nordisk Inc., which were previously filed in the same court against the three manufacturers and various pharmacy benefit managers. The plaintiffs in In re. Insulin Pricing Litigation are seeking damages under various state consumer protection laws and the federal RICO Act. We believe these claims are without merit and are prepared to defend against them vigorously. Separately, we, along with Sanofi, Novo Nordisk, and various pharmacy benefit managers, were named as defendants in a purported class action lawsuit in the U.S. District Court of Western District of Texas, MSP Recovery Claims, Series, LLC et al. v. CVS Health Corp., et al., relating to insulin pricing. That case was dismissed without prejudice on January 19, 2018 to allow plaintiffs to refile in the District of New Jersey.  The plaintiffs have since filed MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC in the District of New Jersey against the manufacturers and are seeking damages under various state consumer protection laws, common law fraud, unjust enrichment, and the federal RICO Act.
We have received civil investigative demands from the Offices of the Attorney General from State of Washington, New Mexico, and Minnesota relating to the pricing and sale of our insulin products. We are cooperating with these investigations. The Offices of Attorney General in Mississippi, Washington D.C., California, and Florida have requested information relating to the pricing and sale of our insulin products. We are cooperating with these requests.
We, along with Novo Nordisk and various pharmacy benefit managers, are named as defendants in a lawsuit seeking class action status in the U.S. District Court of New Jersey (transferred from the U.S. District Court of the Western District of Washington) relating to glucagon pricing. The plaintiffs are seeking damages under various state consumer protection laws, the federal RICO Act, the Sherman Act, and other state and federal laws. We believe this lawsuit and these claims are without merit and are prepared to defend against them vigorously.
We, among other pharmaceutical manufacturers, are named as co-defendants in United States et al. ex rel. Streck v. Takeda Pharm. Am., Inc., et al., which was unsealed in the Northern District of Illinois. The complaint alleges that the defendants should have treated certain credits with distributors as retroactive price increases and included such increases in calculating Average Manufacturer Prices (AMP). This complaint is connected to an inquiry that the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the Civil Division of the DOJ began in September 2015 concerning the treatment by various pharmaceutical companies, including us, of certain distribution service agreements with wholesalers when calculating and reporting AMP in connection with the Medicaid drug rebate program. We have since received a civil investigative demand from the Civil Division of the DOJ in connection with that inquiry and this lawsuit, and we are cooperating with that investigation.
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
You can find information relating to the principal market for our common stock and related stockholder matters at Item 6, "Selected Financial Data (unaudited)", Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", and Item 8, "Financial Statements and Supplementary Data - Note 19, Selected Quarterly Data (unaudited).” That information is incorporated here by reference.
The following table summarizes the activity related to repurchases of our equity securities during the fourth quarter ended December 31, 2017:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (dollars in millions)
October 2017	151.0	$82.52	151.0	$2,138.0
November 2017	1,047.5	83.40	1,047.5	2,050.7
December 2017	—	—	—	2,050.7
Total	1,198.5	83.29	1,198.5
During the fourth quarter of 2017, we repurchased $99.8 million of shares associated with our $5.00 billion share repurchase program announced in October 2013.

PERFORMANCE GRAPH
This graph compares the return on Lilly stock with that of the Standard & Poor’s 500 Stock Index and our peer group for the years 2013 through 2017. The graph assumes that, on December 31, 2012, a person invested $100 each in Lilly stock, the S&P 500 Stock Index, and the peer groups' common stock. The graph measures total shareholder return, which takes into account both stock price and dividends. It assumes that dividends paid by a company are reinvested in that company’s stock.
Value of $100 Invested on Last Business Day of 2012
Comparison of Five-Year Cumulative Total Return Among Lilly, S&P 500 Stock Index, Peer Group(1)

	Lilly	Peer Group	S&P 500
Dec-12	$100.00	$100.00	$100.00
Dec-13	$107.24	$138.74	$132.39
Dec-14	$149.87	$158.83	$150.51
Dec-15	$187.89	$161.53	$152.59
Dec-16	$168.40	$157.25	$170.84
Dec-17	$198.43	$181.79	$208.14

(1)
We constructed the peer group as the industry index for this graph. It comprises the companies in the pharmaceutical and biotech industries that we used to benchmark the compensation of executive officers for 2017: AbbVie Inc.; Amgen Inc.; AstraZeneca PLC; Baxter International Inc.; Biogen Idec Inc.; Bristol-Myers Squibb Company; Celgene Corporation; Gilead Sciences Inc.; GlaxoSmithKline plc; Johnson & Johnson; Medtronic plc; Merck & Co., Inc.; Novartis AG.; Pfizer Inc.; Roche Holdings AG; Sanofi; and Shire plc.

Item 6. Selected Financial Data (unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, except revenue per employee and per-share data)	2017	2016	2015	2014	2013
Operations
Revenue	$22,871.3	$21,222.1	$19,958.7	$19,615.6	$23,113.1
Cost of sales	6,070.2	5,654.9	5,037.2	4,932.5	4,908.1
Research and development	5,281.8	5,243.9	4,796.4	4,733.6	5,531.3
Marketing, selling, and administrative	6,588.1	6,452.0	6,533.0	6,620.8	7,125.6
Other(1)	2,733.8	497.3	802.1	328.4	(341.2)
Income before income taxes	2,197.4	3,374.0	2,790.0	3,000.3	5,889.3
Income taxes(2)	2,401.5	636.4	381.6	609.8	1,204.5
Net income (loss)	(204.1)	2,737.6	2,408.4	2,390.5	4,684.8
Net income (loss) as a percent of revenue	(0.9)%	12.9%	12.1%	12.2%	20.3%
Net income (loss) per share—diluted	$(0.19)	$2.58	$2.26	$2.23	$4.32
Dividends declared per share	2.12	2.05	2.01	1.97	1.96
Weighted-average number of shares outstanding—diluted (thousands)	1,052,023	1,061,825	1,065,720	1,074,286	1,084,766

Financial Position
Current assets	$19,202.1	$15,101.4	$12,573.6	$11,928.3	$12,820.4
Current liabilities	14,535.9	10,986.6	8,229.6	9,741.0	8,123.8
Property and equipment—net	8,826.5	8,252.6	8,053.5	7,963.9	7,975.5
Total assets	44,981.0	38,805.9	35,568.9	36,307.6	35,210.8
Long-term debt	9,940.5	8,367.8	7,972.4	5,332.8	4,200.3
Total equity	11,667.9	14,080.5	14,590.3	15,388.1	17,640.7

Supplementary Data
Return on total equity	(1.5)%	18.5%	16.1%	13.7%	29.5%
Return on assets	(0.5)%	7.5%	6.8%	6.8%	14.1%
Capital expenditures	$1,076.8	$1,037.0	$1,066.2	$1,162.6	$1,012.1
Depreciation and amortization	1,567.3	1,496.6	1,427.7	1,379.0	1,445.6
Effective tax rate(2)	109.3%	18.9%	13.7%	20.3%	20.5%
Revenue per employee	$563,000	$506,000	$484,000	$501,000	$609,000
Number of employees	40,655	41,975	41,275	39,135	37,925
Number of shareholders of record	25,300	26,800	28,000	29,300	31,900
(1) Other includes acquired in-process research and development, asset impairment, restructuring, and other special charges, and other—net, (income) expense; See Note 3 to the consolidated financial statements for discussion regarding in-process research and development charges; See Note 5 to the consolidated financial statements for discussion regarding asset impairment, restructuring, and other special charges
(2) See Note 13 to the consolidated financial statements for discussion regarding income taxes

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
Financial Results
The following table summarizes our key operating results:

	Year Ended December 31,		Percent Change
	2017	2016
Revenue	$22,871.3	$21,222.1	8
Gross margin	16,801.1	15,567.2	8
Gross margin as a percent of revenue	73.5%	73.4%
Operating expense (1)	$11,869.9	$11,695.9	1
Acquired in-process research and development	1,112.6	30.0	NM
Asset impairment, restructuring, and other special charges	1,673.6	382.5	NM
Income before income taxes	2,197.4	3,374.0	(35)
Income Taxes	2,401.5	636.4	NM
Net income (loss)	(204.1)	2,737.6	NM
Earnings (loss) per share	(0.19)	2.58	NM
(1) Operating expense consists of research and development and marketing, selling, and administrative expenses.
NM - not meaningful
Revenue and gross margin increased in 2017. The increase in operating expense in 2017 was primarily due to an increase in marketing, selling, and administrative expense. Income before income taxes decreased in 2017 as higher asset impairment, restructuring, and other special charges, acquired in-process research and development (IPR&D) charges and, to a lesser extent, higher operating expense were partially offset by a higher gross margin. Tax expense exceeded income before income taxes in 2017 as a result of the 2017 Tax Act, resulting in a net loss for the year. Refer to “Results of Operations - Executive Overview - Other Matters - Tax Matters” for further discussion of the 2017 Tax Act.

The following highlighted items affect comparisons of our 2017 and 2016 financial results:
2017
Acquired IPR&D (Note 3 to the consolidated financial statements)

•	We recognized acquired IPR&D charges of $1.11 billion (pretax), or $0.97 per share, primarily related to the acquisition of CoLucid Pharmaceuticals, Inc. (CoLucid).
Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated financial statements)

•	We recognized charges of $1.67 billion (pretax), or $1.23 per share, primarily associated with efforts to reduce our cost structure, including the U.S. voluntary early retirement program.
Income Tax Expense (Note 13 to the consolidated financial statements)

•
We recognized a provisional tax expense of $1.91 billion, or $1.81 per share, due to the 2017 Tax Act. Refer to “Results of Operations - Executive Overview - Other Matters - Tax Matters” for further discussion of the 2017 Tax Act.

2016
Acquired IPR&D (Note 3 to the consolidated financial statements)

•
We recognized acquired IPR&D charges of $30.0 million (pretax), or $0.02 per share, related to upfront fees paid in connection with a collaboration agreement with AstraZeneca to co-develop MEDI1814, a potential disease-modifying treatment for Alzheimer's disease.

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

Other-Net, (Income) Expense (Note 17 to the consolidated financial statements)

•	We recognized charges of $203.9 million (pretax), or $0.19 per share, related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar.
Late-Stage Pipeline
Our long-term success depends to a great extent on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on molecules currently in development by other biotechnology or pharmaceutical companies. We currently have approximately 40 potential new drugs in human testing or under regulatory review and a larger number of projects in preclinical research.
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
Galcanezumab* (Q3 2017)—a once-monthly subcutaneously injected calcitonin gene-related peptide (CGRP) antibody for the treatment of migraine prevention. Refer to Item 3, "Legal Proceedings—Other Patent Litigation" for discussion of the lawsuit filed by Teva Pharmaceuticals International GMBH.
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
Ultra-rapid Lispro* (Q3 2017)—an ultra-rapid insulin for the treatment of type 1 and type 2 diabetes.

*	Biologic molecule subject to the U.S. Biologics Price Competition and Innovation Act

**	Diagnostic agent
The following table reflects the status of each NME and diagnostic agent within our late-stage pipeline and recently approved products including developments since January 1, 2017:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Nasal glucagon	Severe hypoglycemia	Phase III			Development of commercial manufacturing process is ongoing.
Ultra-rapid Lispro	Type 1 and 2 diabetes	Phase III			Initiated Phase III studies in third quarter of 2017.
Immunology
Olumiant	Rheumatoid arthritis	Submitted	Launched
Approved and launched in Europe in first quarter of 2017. Received complete response letter from the U.S. Food and Drug Administration (FDA) in second quarter of 2017. Approved and launched in Japan in third quarter of 2017. Resubmitted in the U.S. in fourth quarter of 2017.

	Atopic dermatitis	Phase III			Initiated Phase III studies in fourth quarter of 2017.

Compound	Indication	U.S.	Europe	Japan	Developments
Neuroscience
Flortaucipir	Alzheimer's disease	Phase III			Phase III trial is ongoing.
Galcanezumab	Cluster headache	Phase III			Phase III trials are ongoing.
	Migraine prevention	Submitted		Phase III	Three Phase III trials met primary endpoints. Submitted to regulatory authorities in the U.S. and Europe in third and fourth quarters of 2017, respectively.
Lanabecestat	Early and mild Alzheimer's disease	Phase III			Phase III trials are ongoing.
Lasmiditan	Migraine	Phase III
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
Two Phase III trials met primary endpoints. Approved and launched in the U.S. in the third and fourth quarter of 2017, respectively. Submitted to regulatory authorities in Europe and Japan in third quarter of 2017.

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
There are many difficulties and uncertainties inherent in human pharmaceutical research and development and the introduction of new products. There is a high rate of failure inherent in new drug discovery and development. To bring a drug from the discovery phase to market can take over a decade and often costs in excess of $2 billion. Failure can occur at any point in the process, including in later stages after substantial investment. As a result, most funds invested in research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals or payer reimbursement or coverage, limited scope of approved uses, changes in the relevant treatment standards or the availability of new or better competitive products, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Regulatory agencies continue to establish increasingly high hurdles for the efficacy and safety of new products. Delays and uncertainties in drug approval processes can result in delays in product launches and lost market opportunity. In addition, it can be very difficult to predict revenue growth rates of new products.
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
Elanco Animal Health
We are reviewing strategic alternatives for Elanco Animal Health (our animal health segment), including an initial public offering, merger, sale, or retention of the business, and will provide an update no later than the middle of 2018.
Patent Matters
We depend on patents or other forms of intellectual-property protection for most of our revenue, cash flows, and earnings. We lost patent exclusivity for the schizophrenia and bipolar mania indications for Zyprexa® in Japan in December 2015 and April 2016, respectively. Generic versions of Zyprexa launched in Japan in June 2016. The loss of exclusivity for Zyprexa in Japan has caused a rapid and severe decline in revenue for the product.
We lost our patent exclusivity for Strattera® in the U.S. in May 2017, and generic versions of Strattera were approved in the same month. As described in Note 15 to the consolidated financial statements, following the settlement related to the compound patent challenge for Effient®, generic products launched in the U.S. in the third quarter of 2017. The entry of generic competition for these products has caused a rapid and severe decline in revenue, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows.
Our compound patent protection for Cialis® (tadalafil) and Adcirca® (tadalafil) expired in major European markets and the U.S. in November 2017. However, Cialis is protected by a unit dose patent in the U.S., where we expect exclusivity to end in late September 2018 at the earliest. We expect that the entry of generic competition into these markets following the loss of exclusivity will cause a rapid and severe decline in revenue for the affected products, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows.
Additionally, as described in Note 15 to the consolidated financial statements, the Alimta® vitamin regimen patents, which provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. Our compound patent for Alimta expired in the U.S. in January 2017, and expired in major European countries and Japan in December 2015. We expect that the entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in revenue for the product, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows. While the U.S. Patent and Trademark Office recently ruled in our favor regarding the validity of the vitamin regimen patent, the generic companies which filed petitions seeking inter partes review of our vitamin regimen patent have appealed these rulings as further described in Note 15 to the consolidated financial statements. We are aware that generic competitors have received approval to market generic versions of pemetrexed in major European markets, and that a generic product is currently on the market in at least one major European market. In light of the United Kingdom (U.K.) Supreme Court's judgment finding infringement in the U.K., Italy, France, and Spain, Actavis has withdrawn its previously launched-at-risk generic products from these markets. We will continue to seek to remove any generic pemetrexed products launched at risk in other European markets. Notwithstanding our patents, generic versions of Alimta were also approved in Japan starting in February 2016. As described in Note 15 to the consolidated financial statements, we do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
The compound patent for Humalog® (insulin lispro) has expired in major markets. Thus far, the loss of compound patent protection for Humalog has not resulted in a rapid and severe decline in revenue. Global regulators have different legal pathways to approve similar versions of insulin lispro. A similar version of insulin lispro has received approval in the U.S. and could launch soon. We are also aware that a competitor's insulin lispro product has launched in certain European markets. Other manufacturers have efforts underway to bring to market a similar version of insulin lispro in the U.S. and Europe. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect a rapid and severe decline in revenue; however, we expect competitive pressure and some loss of market share initially that would continue over time.
Foreign Currency Exchange Rates
As a global company with substantial operations outside the U.S., we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and British pound. While we manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses. Over the past two years, we have seen significant foreign currency rate fluctuations between the U.S. dollar and several other foreign currencies, including the euro, British pound, and Japanese yen. While there is uncertainty in the future movements in foreign exchange rates, these fluctuations could negatively impact our future consolidated results of operations and cash flows.
The impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar, resulted in a charge of $203.9 million in 2016. See Note 17 to the consolidated financial statements for additional information related to the charge. As of December 31, 2017, our Venezuelan subsidiaries represented a de minimis portion of our consolidated assets and liabilities. We continue to monitor other deteriorating economies and it is possible that additional charges may be recorded in the future. Any additional charges are not expected to have a material adverse effect on our future consolidated results of operations.

Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
United States
In the U.S., public concern over access to and affordability of pharmaceuticals continues to drive the regulatory and legislative debate. These policy and political issues increase the risk that taxes, fees, rebates, or other federal and state measures may be enacted. Key health policy proposals affecting biopharmaceuticals include a reduction in biologic data exclusivity, modifications to Medicare Parts B and D, language that would allow the Department of Health and Human Services to negotiate prices for biologics and drugs in Medicare, proposals that would require biopharmaceutical manufacturers to disclose proprietary drug pricing information, and state-level proposals related to prescription drug prices and reducing the cost of pharmaceuticals purchased by government health care programs. Several states enacted legislation in 2017 related to prescription drug pricing transparency. Savings projected under these proposals are targeted as a means to fund both health care expenditures and non-health care initiatives, or to manage federal and state budgets. The Bipartisan Budget Act, enacted on February 9, 2018, will require manufacturers of brand-name drugs, biologics, and biosimilars to pay a 70 percent discount in the Medicare Part D Coverage Gap, up from the current 50 percent discount. This increase in Coverage Gap discounts will be effective beginning in 2019.
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
The main coverage expansion provisions of the Affordable Care Act (ACA) are currently in effect through both state-based exchanges and the expansion of Medicaid. A trend has been the prevalence of benefit designs containing high out-of-pocket costs for patients, particularly for pharmaceuticals. In addition to the coverage expansions, many employers in the commercial market, driven in part by ACA changes such as the 2022 implementation of the excise tax on employer-sponsored health care coverage for which there is an excess benefit (the so-called "Cadillac tax"), continue to evaluate strategies such as private exchanges and wider use of consumer-driven health plans to reduce their healthcare liabilities over time. Repealing and replacing the ACA remains a priority for President Trump and Congress. Provisions included in final legislation could have a material adverse effect on our consolidated results of operations and cash flows. At the same time, the broader paradigm shift towards performance-based reimbursement and the launch of several value-based purchasing initiatives have placed demands on the pharmaceutical industry to offer products with proven real-world outcomes data and a favorable economic profile.
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

Tax Matters
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Changes in the relevant tax laws, regulations, administrative practices, principles, and interpretations could adversely affect our future effective tax rates. The U.S. recently enacted tax reform legislation significantly revising U.S. tax law, and a number of other countries are actively considering or enacting tax changes. Other organizations, such as the Organisation for Economic Co-operation and Development and the European Commission, are active regarding tax-related matters which could influence international tax policy in countries in which we operate. While outcomes of these initiatives continue to develop and remain uncertain, modifications to key elements of the U.S. or international tax framework could have a material adverse effect on our consolidated results of operations and cash flows.
In December 2017, the President of the U.S. signed into law the Tax Cuts and Jobs Act (2017 Tax Act). The 2017 Tax Act includes significant changes to the U.S. corporate income tax system, such as the reduction in the corporate income tax rate, transition to a territorial tax system, changes to business related exclusions, deductions, and credits, and modifications to international tax provisions, including a one-time repatriation transition tax (also known as the ‘Toll Tax’) on unremitted foreign earnings. U.S. Generally Accepted Accounting Principles (GAAP) requires that the income tax accounting effects from a change in tax laws or tax rates be recognized in continuing operations in the reporting period that includes the enactment date of the change. These effects include, among other things, re-measuring deferred tax assets and liabilities, evaluating deferred tax assets for valuation allowances, and assessing the impact of the Toll Tax and certain other provisions of the 2017 Tax Act. We were not able to completely gather, analyze, and compute all impacts of the 2017 Tax Act; therefore, the estimated income tax expense of $1.91 billion that we recorded in December 2017 related to the 2017 Tax Act is a provisional amount based upon reasonable estimates and may change upon completion of our calculations (see Note 13 to the consolidated financial statements). In addition, changes in our interpretations of the new tax laws, along with subsequent regulations, interpretations, and guidance that have been and may be issued, may materially affect the estimates and assumptions used in recording the changes to our 2017 U.S. federal and state income tax expense that resulted from the 2017 Tax Act. Refer to “Results of Operations - Financial Condition” for discussion of the impact of the 2017 Tax Act on our liquidity.
Acquisitions
See Note 3 to the consolidated financial statements for discussion regarding our recent acquisitions of businesses and assets, including:

•
Our acquisition of Boehringer Ingelheim Vetmedica, Inc.'s U.S. feline, canine, and rabies vaccine portfolio and other related assets (BIVIVP), completed on January 3, 2017, in an all-cash transaction for $882.1 million.

•	Our acquisition of CoLucid, completed on March 1, 2017, for a cash purchase price of $831.8 million, net of cash acquired.
Operating Results—2017
Revenue
The following table summarizes our revenue activity by region:

	Year Ended December 31,
	2017	2016	Percent Change
U.S. (1)	$12,785.1	$11,506.2	11
Outside U.S.	10,086.3	9,715.9	4
Revenue	$22,871.3	$21,222.1	8
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.

The following are components of the change in revenue compared with the prior year:

	2017 vs. 2016
	U.S.	Outside U.S.	Consolidated
Volume	6%	5%	6%
Price	5%	(1)%	2%
Foreign exchange rates	—%	—%	—%
Percent change	11%	4%	8%
Numbers may not add due to rounding.
In the U.S., the revenue increase in 2017 was driven by increased volume for new pharmaceutical products, including Trulicity®, Taltz®, Basaglar®, Lartruvo, and Jardiance®, and higher realized prices for several pharmaceutical products, primarily Forteo® and Cialis, as well as increased volume for companion animal products from the acquisition of BIVIP. The increase in revenue was partially offset by decreased volume due to loss of exclusivity for Strattera and Effient, as well as decreased demand for Cialis and food animal products. Cymbalta® revenue declined, as 2016 revenue benefited from reductions to the reserve for expected product returns of approximately $175 million.
Outside the U.S., the revenue increase in 2017 was due to increased volume for several new pharmaceutical products, primarily driven by Trulicity and Cyramza®. The increase in revenue was partially offset by competitive pressure and the loss of exclusivity for Alimta in several countries and lower volume from the loss of exclusivity for Zyprexa in Japan.
The following table summarizes our revenue activity in 2017 compared with 2016:

	Year Ended December 31,
	2017			2016
Product	U.S.(1)	Outside U.S.	Total	Total	Percent Change
Humalog	$1,717.8	$1,147.4	$2,865.2	$2,768.8	3
Cialis	1,358.6	964.5	2,323.1	2,471.6	(6)
Alimta	1,034.3	1,028.2	2,062.5	2,283.3	(10)
Trulicity	1,609.8	419.9	2,029.8	925.5	119
Forteo	965.2	783.8	1,749.0	1,500.0	17
Humulin®	884.6	450.7	1,335.4	1,365.9	(2)
Cyramza	278.8	479.6	758.3	614.1	23
Cymbalta	114.9	642.2	757.2	930.5	(19)
Erbitux®	541.7	104.2	645.9	687.0	(6)
Strattera	284.9	333.3	618.2	854.7	(28)
Zyprexa	75.5	505.7	581.2	725.3	(20)
Taltz	486.0	73.2	559.2	113.1	NM
Trajenta®(2)	213.2	324.7	537.9	436.6	23
Jardiance(3)	290.4	157.0	447.5	201.9	122
Basaglar	311.1	121.0	432.1	86.1	NM
Effient	340.1	48.8	388.9	535.2	(27)
Other human pharmaceutical products	767.0	927.5	1,694.3	1,564.3	8
Animal health products	1,511.1	1,574.5	3,085.6	3,158.2	(2)
Revenue	$12,785.1	$10,086.3	$22,871.3	$21,222.1	8
Numbers may not add due to rounding.

(1)	U.S. revenue includes revenue in Puerto Rico.

(2)	Trajenta revenue includes Jentadueto®.

(3)	Jardiance revenue includes Glyxambi® and Synjardy®.
NM - not meaningful
Revenue of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 2 percent in the U.S., primarily driven by higher realized prices due to changes in estimates for rebates and discounts, which decreased revenue in 2016 and increased revenue in 2017. Revenue outside the U.S. increased 6 percent, driven by increased volume and, to a lesser extent, higher realized prices, partially offset by the unfavorable impact of foreign exchange rates. A similar version of insulin lispro has received tentative approval in the U.S. and could launch soon. We are also aware that a competitor's insulin lispro product has launched in certain European markets. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect a rapid and severe decline in revenue; however, we expect competitive pressure and some loss of market share initially that would continue over time. See "Results of Operations - Executive Overview - Other Matters" for more information.
Revenue of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia, decreased 8 percent in the U.S., driven by decreased demand partially offset by higher realized prices. Revenue outside the U.S. decreased 4 percent, driven by the decreased volume, partially offset by higher realized prices. We lost our compound patent protection for Cialis in major European markets in November 2017 and now expect U.S. exclusivity for Cialis to end in late September 2018 at the earliest. See "Results of Operations - Executive Overview - Other Matters" for more information regarding our U.S. exclusivity. In addition to potential competition from generic tadalafil, we also currently face competition from generic sildenafil, which we expect to accelerate during 2018. We expect that the entry of generic competition following the loss of exclusivity will cause a rapid and severe decline in revenue.
Revenue of Alimta, a treatment for various cancers, decreased 6 percent in the U.S., driven by decreased demand due to competitive pressure. Revenue outside the U.S. decreased 13 percent, driven by competitive pressure and the loss of exclusivity in several countries. We have faced and remain exposed to generic entry in multiple countries that has eroded revenue and is likely to continue to erode revenue from current levels.
Revenue of Trulicity, a treatment for type 2 diabetes,increased 118 percent in the U.S., driven by increased share of market for Trulicity and growth in the GLP-1 class. Revenue outside the U.S. increased 123 percent.
Revenue of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, increased 25 percent in the U.S., driven by higher realized prices and increased volume, primarily due to wholesaler buying patterns. Revenue outside the U.S. increased 7 percent, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates and lower realized prices.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, increased 3 percent in the U.S., driven by higher realized prices. Revenue outside the U.S. decreased 11 percent, driven primarily by decreased volume and lower realized prices.
Revenue of Cyramza, a treatment for various cancers, increased 3 percent in the U.S., driven by increased volume. Revenue outside the U.S. increased 39 percent, primarily due to strong volume growth in Japan, partially offset by lower realized prices and, to a lesser extent, the unfavorable impact of foreign exchange rates.
Revenue of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, chronic musculoskeletal pain, and the management of fibromyalgia, decreased 57 percent in the U.S., driven by reductions to the reserve for expected product returns, which increased revenue by approximately $175 million in 2016. Revenue outside the U.S. decreased 3 percent driven by the loss of exclusivity in Canada and Europe, partially offset by increased volume in Japan.
Revenue of Erbitux, a treatment for various cancers, decreased 7 percent in the U.S. in 2017. The decrease was due to increased competition from immuno-oncology products.

Revenue of Strattera, a treatment for attention-deficit hyperactivity disorder, decreased 47 percent in the U.S., driven by the loss of exclusivity in the second quarter of 2017, partially offset by higher realized prices. The entry of generic competition following the loss of effective patent protection has caused a rapid and severe decline in revenue. Revenue outside the U.S. increased 4 percent, driven by increased volume in Japan, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates, primarily the Japanese yen.
Worldwide food animal revenue decreased 8 percent, primarily driven by market access and competitive pressure in the U.S. for Posilac® and Optaflexx®, respectively. Worldwide companion animal revenue increased 10 percent, driven by the inclusion of $216.7 million in revenue from the acquisition of BIVIVP, partially offset by competitive pressure. We expect these pressures for both companion animal and food animal to continue, offset in part by new product launches.
Gross Margin, Costs, and Expenses
Gross margin as a percent of total revenue was 73.5 percent in 2017, an increase of 0.1 percentage points compared with 2016 primarily due to manufacturing efficiencies and higher realized prices, offset by the impact of foreign exchange rates on international inventories sold and product mix.
Research and development expenses increased 1 percent to $5.28 billion in 2017.
Marketing, selling, and administrative expenses increased 2 percent to $6.59 billion in 2017, driven by increased marketing expenses for new products that were partially offset by decreased expenses related to late life-cycle products.
We recognized acquired IPR&D charges of $1.11 billion in 2017 resulting from business development activity, primarily related to the acquisition of CoLucid. In 2016, we recognized acquired IPR&D charges of $30.0 million associated with the agreement with AstraZeneca to co-develop MEDI1814. See Note 3 to the consolidated financial statements for additional information.
We recognized asset impairment, restructuring, and other special charges of $1.67 billion in 2017. The charges are primarily associated with efforts to reduce our cost structure, including the U.S. voluntary early retirement program, asset impairments related to lower projected revenue for Posilac, and asset impairments and other special charges related to product rationalizations and site closures resulting from our acquisition and integration of Novartis AH. In 2016, we recognized $382.5 million of asset impairment, restructuring, and other special charges primarily associated with integration and severance costs related to the acquisition of Novartis AH, other global severance costs associated with actions taken to reduce cost structure, and asset impairments primarily related to the closure of an animal health manufacturing facility in Ireland. See Note 5 to the consolidated financial statements for additional information.
Other—net, (income) expense was income of $52.4 million in 2017, compared with expense of $84.8 million in 2016. Other—net, (income) expense in 2016 included a $203.9 million charge related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar, partially offset by net gains of $101.6 million on investments. See Note 17 to the consolidated financial statements for additional information.
During 2017, we recorded income tax expense of $2.40 billion which included a provisional tax charge of $1.91 billion, despite earning $2.20 billion of income before income taxes. The provisional tax charge is a result of the 2017 Tax Act, including the Toll Tax. Refer to “Results of Operations - Executive Overview - Other Matters - Tax Matters” for further discussion on the 2017 Tax Act. The effective tax rate in 2016 was 18.9 percent.

Operating Results—2016
Financial Results
The following table summarizes our key operating results:

	Year Ended December 31,		Percent Change
	2016	2015
Revenue	$21,222.1	$19,958.7	6
Gross margin	15,567.2	14,921.5	4
Gross margin as a percent of revenue	73.4%	74.8%
Operating expense (1)	$11,695.9	$11,329.4	3
Acquired in-process research and development	30.0	535.0	NM
Asset impairment, restructuring, and other special charges	382.5	367.7	4
Income before income taxes	3,374.0	2,790.0	21
Income Taxes	636.4	381.6	67
Net income	2,737.6	2,408.4	14
Earnings per share	2.58	2.26	14
(1) Operating expense consists of research and development and marketing, selling, and administrative expense.
NM - not meaningful
Revenue and gross margin increased in 2016. The increase in operating expense in 2016 was due to an increase in research and development expense, partially offset by a decrease in marketing, selling, and administrative expense. Net income and EPS increased in 2016 as a higher gross margin and lower acquired IPR&D charges, were partially offset by higher operating expense, a higher effective tax rate, and lower other income.
Certain items affect the comparisons of our 2016 and 2015 results. The 2016 highlighted items are summarized in the "Results of Operations - Executive Overview" section. The 2015 highlighted items are summarized as follows:
Acquisitions (Note 3 to the consolidated financial statements)

•	We recognized expense of $153.0 million (pretax), or $0.10 per share, related to the fair value adjustments to Novartis AH acquisition date inventory that was sold.
Acquired IPR&D (Notes 3 and 4 to the consolidated financial statements)

•
We recognized acquired IPR&D charges of $535.0 million (pretax), or $0.33 per share, related to upfront fees paid in connection with various collaboration agreements primarily with Pfizer, as well as the consideration paid to acquire the worldwide rights to Locemia Solutions' (Locemia) intranasal glucagon.

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
Numbers may not add due to rounding.
In the U.S., the volume increase in 2016 was driven by sales of several pharmaceutical products, including Trulicity, Humalog, Erbitux (due to the transfer of commercialization rights to us in the U.S. and Canada effective October 1, 2015), Taltz, and Jardiance, partially offset by decreased volume for Zyprexa. U.S. revenue also benefited from reductions to the Cymbalta reserve for expected product returns of approximately $175 million in 2016, favorably affecting both volume and price.
Outside the U.S., the volume increase in 2016 was driven by sales of several new pharmaceutical products, including Cyramza and Trulicity, partially offset by the losses of exclusivity for Cymbalta in Europe and Canada, Zyprexa in Japan, as well as Alimta in several countries.

The following table summarizes our revenue activity in 2016 compared with 2015:

	Year Ended December 31,
	2016			2015
Product	U.S.(1)	Outside U.S.	Total	Total	Percent Change
Humalog	$1,685.2	$1,083.6	$2,768.8	$2,841.9	(3)
Cialis	1,469.5	1,002.1	2,471.6	2,310.7	7
Alimta	1,101.0	1,182.3	2,283.3	2,493.1	(8)
Forteo	770.5	729.4	1,500.0	1,348.3	11
Humulin	861.8	504.1	1,365.9	1,307.4	4
Cymbalta	269.3	661.2	930.5	1,027.6	(9)
Trulicity	737.6	187.9	925.5	248.7	NM
Strattera	534.9	319.8	854.7	784.0	9
Zyprexa	69.8	655.5	725.3	940.3	(23)
Erbitux	581.1	105.9	687.0	485.0	42
Cyramza	270.1	344.0	614.1	383.8	60
Effient	465.6	69.6	535.2	523.0	2
Trajenta(2)	165.9	270.7	436.6	356.8	22
Other human pharmaceutical products	959.4	1,006.1	1,965.4	1,727.1	14
Animal health products	1,564.5	1,593.7	3,158.2	3,181.0	(1)
Revenue	$11,506.2	$9,715.9	$21,222.1	$19,958.7	6
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Trajenta revenue includes Jentadueto.
NM - not meaningful
Revenue of Humalog decreased 5 percent in the U.S., driven by lower realized prices, partially offset by increased demand. Revenue outside the U.S. increased 1 percent, driven by increased volume and, to a lesser extent, higher realized prices, partially offset by the unfavorable impact of foreign exchange rates.
Revenue of Cialis increased 17 percent in the U.S., driven by higher realized prices. Revenue outside the U.S. decreased 5 percent, driven by the unfavorable impact of foreign exchange rates and decreased volume, partially offset by higher realized prices.
Revenue of Alimta decreased 5 percent in the U.S., driven by decreased demand due to competitive pressure. Revenue outside the U.S. decreased 11 percent, driven primarily by the loss of exclusivity in several countries. We faced exposure to generic entry in multiple countries that eroded revenue.
Revenue of Forteo increased 26 percent in the U.S., driven by higher realized prices. Revenue outside the U.S. decreased 1 percent, driven by lower realized prices, largely offset by increased volume and the favorable impact of foreign exchange rates.
Revenue of Humulin increased 13 percent in the U.S., driven by increased demand and, to a lesser extent, higher realized prices. The increase in realized prices resulted from a change in estimate of a government rebate in the first quarter of 2016. Revenue outside the U.S. decreased 7 percent, driven by the unfavorable impact of foreign exchange rates and, to a lesser extent, decreased volume and lower realized prices.
Revenue of Cymbalta was $269.3 million in the U.S. in 2016, compared to $144.6 million in 2015. U.S. revenue benefited from reductions to the Cymbalta reserve for expected product returns of approximately $175 million in 2016. Revenue outside the U.S. decreased 25 percent, driven by the loss of exclusivity.
Revenue of Trulicity was $737.6 million in the U.S., driven by growth in the GLP-1 market and increased share of market for Trulicity. Revenue outside the U.S. was $187.9 million.

Revenue of Strattera increased 7 percent in the U.S., driven by higher realized prices, partially offset by decreased volume. Revenue outside the U.S. increased 13 percent, driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.
Revenue of Zyprexa, a treatment for schizophrenia, decreased 16 percent outside the U.S., driven primarily by decreased volumes in Japan due to the entry of generic competition in June 2016 following the loss of patent exclusivity. Zyprexa revenue in Japan was $332.3 million in 2016, compared with $415.9 million in 2015.
Revenue of Erbitux increased to $581.1 million in the U.S. in 2016, compared to $386.7 million in 2015. The increase was due to the transfer of commercialization rights to us in the U.S. and Canada which occurred on October 1, 2015.
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
Other-net, (income) expense was expense of $84.8 million in 2016, compared with income of $100.6 million in 2015. Other expense in 2016 included a $203.9 million charge related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar, partially offset by net gains of $101.6 million on investments. Other income in 2015 included net gains of $236.7 million on investments, partially offset by a net charge of $152.7 million related to the repurchase of $1.65 billion of debt. See Note 17 to the consolidated financial statements for additional information.
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

FINANCIAL CONDITION
As of December 31, 2017, cash and cash equivalents was $6.54 billion, an increase of $1.95 billion, compared with $4.58 billion at December 31, 2016. Refer to the Consolidated Statements of Cash Flows for additional details on the significant sources and uses of cash for the years ended December 31, 2017 and December 31, 2016.
In addition to our cash and cash equivalents, we held total investments of $7.18 billion and $6.66 billion as of December 31, 2017 and December 31, 2016, respectively. See Note 7 to the consolidated financial statements for additional details.
As of December 31, 2017, total debt was $13.65 billion, an increase of $3.34 billion compared with $10.31 billion at December 31, 2016. The increase was primarily due to the cash proceeds of $2.23 billion from the issuance of fixed-rate notes and, to a lesser extent, the net increase in the balance of commercial paper outstanding of $1.40 billion, partially offset by the repayment of $630.6 million of long term debt. At December 31, 2017, we had a total of $5.57 billion of unused committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. See Note 10 to the consolidated financial statements for additional details. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
For the 132nd consecutive year, we distributed dividends to our shareholders. Dividends of $2.08 per share and $2.04 per share were paid in 2017 and 2016, respectively. In the fourth quarter of 2017, effective for the dividend to be paid in the first quarter of 2018, the quarterly dividend was increased to $0.5625 per share, resulting in an indicated annual rate for 2018 of $2.25 per share.
Capital expenditures of $1.08 billion during 2017 were $39.8 million more than in 2016. We expect 2018 capital expenditures to be approximately $1.2 billion.
In 2017, we repurchased $359.8 million of shares under the $5.00 billion share repurchase program previously announced in October 2013. See Note 12 to the consolidated financial statements for additional details.
See "Results of Operations - Executive Overview - Other Matters - Patent Matters" for information regarding recent and upcoming losses of patent protection.
Pursuant to the 2017 Tax Act, the U.S. will transition to a territorial tax system effective January 1, 2018; therefore, we expect that future repatriations of cash from our foreign subsidiaries to the U.S. will result in immaterial or no tax payments. This change in tax law provides us with additional liquidity in the U.S. without the requirement to pay U.S. taxes as existed prior to the enactment of the new tax law. We believe cash provided by operating activities, along with available cash and cash equivalents, should be sufficient to fund our normal operating needs, including installment payments of the Toll Tax, dividends paid to shareholders, share repurchases, and capital expenditures. Over the course of 2018 and 2019, we plan to deploy the additional liquidity created from the tax law across our capital allocation priorities, including; funding our existing marketed products and pipeline, including capital investments, in line with our current strategy; investing in business development to bolster our future growth prospects; returning cash to shareholders via increases to the dividend and share buybacks; and reducing our gross debt.
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
Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt positions and may enter into interest rate derivatives to help maintain that balance. Based on our overall interest rate exposure at December 31, 2017 and 2016, including derivatives and other interest rate risk-sensitive instruments, a hypothetical 10 percent change in interest rates applied to the fair value of the instruments as of December 31, 2017 and 2016, respectively, would not have a material impact on earnings, cash flows, or fair values of interest rate risk-sensitive instruments over a one-year period.

Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and British pound; and the Swiss Franc against the euro. We face foreign currency exchange exposures when we enter into transactions arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We may enter into foreign currency forward or option derivative contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, the Japanese yen, and the British pound). Our corporate risk-management policy outlines the minimum and maximum hedge coverage of such exposures. Gains and losses on these derivative contracts offset, in part, the impact of currency fluctuations on the existing assets and liabilities. We periodically analyze the fair values of the outstanding foreign currency derivative contracts to determine their sensitivity to changes in foreign exchange rates. A hypothetical 10 percent change in exchange rates (primarily against the U.S. dollar) applied to the fair values of our outstanding foreign currency derivative contracts as of December 31, 2017 and 2016, would not have a material impact on earnings, cash flows, or financial position over a one-year period. This sensitivity analysis does not consider the impact that hypothetical changes in exchange rates would have on the underlying foreign currency denominated transactions.
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
Individually, these arrangements are generally not material in any one annual reporting period. However, if milestones for multiple products covered by these arrangements were reached in the same reporting period, the aggregate charge to expense could be material to the results of operations or cash flows in that period. See Note 4 to the consolidated financial statements for additional details. These arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves milestone objectives. We also note that, from a business perspective, we view these payments as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from sales of products.

Our current noncancelable contractual obligations that will require future cash payments are as follows:

	Payments Due by Period
(Dollars in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including interest payment(1)	$14,890.4	$1,264.0	$1,131.9	$1,993.9	$10,500.6
Capital lease obligations	13.4	4.7	6.8	1.9	—
Operating leases	773.2	130.8	224.9	171.8	245.7
Purchase obligations(2)	16,510.4	16,285.9	224.5	—	—
2017 Tax Act one-time Toll Tax - provisional(3)	3,245.7	259.7	519.3	519.3	1,947.4
Other long-term liabilities reflected on our balance sheet(4)	2,026.0	—	442.9	260.3	1,322.8
Total	$37,459.1	$17,945.1	$2,550.3	$2,947.2	$14,016.5
(1) Our long-term debt obligations include both our expected principal and interest obligations and our interest rate swaps. We used the interest rate forward curve at December 31, 2017, to compute the amount of the contractual obligation for interest on the variable rate debt instruments and swaps.
(2) We have included the following:

•
Purchase obligations consisting primarily of all open purchase orders as of December 31, 2017. Some of these purchase orders may be cancelable; however, for purposes of this disclosure, we have not distinguished between cancelable and noncancelable purchase obligations.

•	Contractual payment obligations with each of our significant vendors, which are noncancelable and are not contingent.
(3) The 2017 Tax Act provides an election to taxpayers subject to the Toll Tax to make payments over an eight-year period. We intend to make this election; therefore, we have included future Toll Tax payments accordingly. The amounts shown reflect the provisional amount of Toll Tax recorded at December 31, 2017; these amounts are subject to change (see Note 13 to the consolidated financial statements).
(4) We have included long-term liabilities consisting primarily of our nonqualified supplemental pension funding requirements and other post-employment benefit liabilities. We excluded long-term income taxes payable of $830.9 million, because we cannot reasonably estimate the timing of future cash outflows associated with those liabilities.
The contractual obligations table is current as of December 31, 2017. We expect the amount of these obligations to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
In preparing our financial statements in accordance with accounting principles generally accepted in the U.S., we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Some of those judgments can be subjective and complex, and consequently actual results could differ from those estimates. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. We believe that, given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on our consolidated results of operations, financial position, or liquidity for the periods presented in this report. As discussed in Income Taxes later in this section, we were unable to completely assess all impacts of the 2017 Tax Act. Therefore, the estimate that we recorded is a provisional amount based upon reasonable estimates and may change upon completion of our calculations. Our most critical accounting estimates have been discussed with our audit committee and are described below.
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
When sales occur, we estimate a reserve for future product returns related to those sales. This estimate is based on several factors, including: historical return rates, expiration date by product (on average, approximately 24 months after the initial sale of a product to our customer), and estimated levels of inventory in the wholesale and retail channels, among others, as well as any other specifically-identified anticipated returns due to known factors such as the loss of patent exclusivity, product recalls and discontinuances, or a changing competitive environment. We maintain a returns policy that allows U.S. pharmaceutical customers to return product for dating issues within a specified period prior to and subsequent to the product's expiration date. Following the loss of exclusivity for a patent-dependent product, we expect to experience an elevated level of product returns as product inventory remaining in the wholesale and retail channels expires. Adjustments to the returns reserve have been and may in the future be required based on revised estimates to our assumptions, which would have an impact on our consolidated results of operations. We record the return amounts as a deduction to arrive at our net product sales. Once the product is returned, it is destroyed. Actual product returns have been less than 2 percent of our net revenue over the past three years and have not fluctuated significantly as a percentage of revenue.
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

Financial Statement Impact
We believe that our accruals for sales returns, rebates, and discounts are reasonable and appropriate based on current facts and circumstances. Our global rebate and discount liabilities are included in sales rebates and discounts on our consolidated balance sheet. Our global sales return liability is included in other current liabilities and other noncurrent liabilities on our consolidated balance sheet. As of December 31, 2017, a 5 percent change in our global sales return, rebate, and discount liability would have led to an approximate $240 million effect on our income before income taxes.
The portion of our global sales return, rebate, and discount liability resulting from sales of our products in the U.S. was 87 percent and 85 percent as of December 31, 2017 and 2016, respectively.
The following represents a roll-forward of our most significant U.S. pharmaceutical sales return, rebate, and discount liability balances, including managed care, Medicare, and Medicaid:

(Dollars in millions)	2017	2016
Sales return, rebate, and discount liabilities, beginning of year	$3,601.8	$2,558.6
Reduction of net sales due to sales returns, discounts, and rebates(1)	10,603.4	8,732.8
Cash payments of discounts and rebates	(10,033.2)	(7,689.6)
Sales return, rebate, and discount liabilities, end of year	$4,172.0	$3,601.8
(1) Adjustments of the estimates for these returns, rebates, and discounts to actual results were approximately 1 percent of consolidated net sales for each of the years presented.
Product Litigation Liabilities and Other Contingencies
Background and Uncertainties
Product litigation liabilities and other contingencies are, by their nature, uncertain and based upon complex judgments and probabilities. The factors we consider in developing our product litigation liability reserves and other contingent liability amounts include the merits and jurisdiction of the litigation, the nature and the number of other similar current and past litigation cases, the nature of the product and the current assessment of the science subject to the litigation, and the likelihood of settlement and current state of settlement discussions, if any. In addition, we accrue for certain product liability claims incurred, but not filed, to the extent we can formulate a reasonable estimate of their costs based primarily on historical claims experience and data regarding product usage. We accrue legal defense costs expected to be incurred in connection with significant product liability contingencies when both probable and reasonably estimable.
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
For acquired IPR&D assets, the risk of failure has been factored into the fair value measure and there can be no certainty that these assets ultimately will yield a successful product, as discussed previously in “Results of Operations - Executive Overview - Late-Stage Pipeline." The nature of the pharmaceutical business is high-risk and requires that we invest in a large number of projects to maintain a successful portfolio of approved products. As such, it is likely that some acquired IPR&D assets will become impaired in the future.
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
Financial Statement Impact
If the 2017 discount rate for the U.S. defined benefit pension and retiree health benefit plans (U.S. plans) were to change by a quarter percentage point, income before income taxes would change by $30.0 million. As of January 1, 2016, we changed the method used to estimate the service and interest cost components of the net periodic pension and retiree health benefit plan costs. Prior to this change, the service and interest costs were determined using a single weighted-average discount rate based on yield curves of high quality, fixed income debt instruments used to measure the benefit obligation at the beginning of the period. This new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve to the projected cash outflows of our obligations. The new method provides a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the specific spot yield curve rates. The change does not affect the measurement of the total benefit obligations as the change in service and interest costs is recorded in the actuarial gains and losses recorded in accumulated other comprehensive loss. We accounted for this as a change in estimate prospectively beginning in 2016.
If the 2017 expected return on plan assets for U.S. plans were to change by a quarter percentage point, income before income taxes would change by $23.7 million. If our assumption regarding the 2017 expected age of future retirees for U.S. plans were adjusted by one year, our income before income taxes would be affected by $34.8 million. The U.S. plans, including Puerto Rico, represent approximately 75 percent and 80 percent of the total projected benefit obligation and total plan assets, respectively, at December 31, 2017.
Income Taxes
Background and Uncertainties
We prepare and file tax returns based upon our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities, which may result in future tax, interest, and penalty assessments by these authorities. Inherent uncertainties exist in estimates of many tax positions due to changes in tax law resulting from legislation, regulation, and/or as concluded through the various jurisdictions’ tax court systems. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances. For example, adjustments could result from significant amendments to existing tax law, the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of a tax examination. We believe our estimates for uncertain tax positions are appropriate and sufficient to pay assessments that may result from examinations of our tax returns. We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
The 2017 Tax Act was enacted in December 2017 and introduced numerous significant changes to the U.S. corporate income tax system. In accordance with GAAP, we recorded an estimate of the changes to our U.S. federal and state income tax expense that resulted from the 2017 Tax Act, which included re-measuring deferred tax assets and liabilities, evaluating deferred tax assets for valuation allowances, and assessing the impact of the Toll Tax and certain other provisions of the 2017 Tax Act. Since we were unable to completely assess all impacts of the 2017 Tax Act, the estimate that we recorded is a provisional amount based upon reasonable estimates and may change upon completion of our calculations (refer to "Results of Operations - Executive Overview - Other Matters - Tax Matters" and Note 13 to the consolidated financial statements for further discussion on the 2017 Tax Act). Assimilation of the 2017 Tax Act will be ongoing as we continue to analyze the new law and as future directives are issued, including regulations, interpretations, and guidance, which may materially affect the estimates and assumptions used in recording the changes to 2017 U.S. federal and state income tax expense.
Financial Statement Impact
As of December 31, 2017, a 5 percent change in the amount of the provisional charge related to the 2017 Tax Act, uncertain tax positions, and the valuation allowance would result in a change in net income of $95.7 million, $33.5 million, and $35.5 million, respectively.
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
Financial Statement Impact
As of December 31, 2017, a 5 percent change in the contingent consideration liability would result in a change in income before income taxes of $12.7 million.
LEGAL AND REGULATORY MATTERS
Information relating to certain legal proceedings can be found in Note 15 to the consolidated financial statements and is incorporated here by reference.
FINANCIAL EXPECTATIONS FOR 2018
For the full year of 2018, we expect EPS to be in the range of $4.39 to $4.49, which reflects the estimated impact of the 2017 Tax Act. We anticipate that total revenue will be between $23.0 billion and $23.5 billion. Revenue growth is expected to be driven by new products including Trulicity, Taltz, Basaglar, Jardiance, Verzenio, Cyramza, Olumiant and Lartruvo.
We anticipate that gross margin as a percent of revenue will be approximately 73 percent in 2018. Research and development expenses are expected to be in the range of $5.0 billion to $5.2 billion. Marketing, selling, and administrative expenses are expected to be in the range of $6.1 billion to $6.4 billion. Other—net, (income) expense is expected to be income in the range of $75 million to $175 million.
The 2018 tax rate is expected to be approximately 18.0 percent and reflects the estimated impact of the 2017 Tax Act. Refer to “Results of Operations - Executive Overview - Other Matters - Tax Matters” for further discussion of the 2017 Tax Act. The 2018 tax rate benefits from a lower corporate income tax rate, partially offset by the changes to certain business exclusions, deductions, credits, and international tax provisions and is subject to change based upon changes in our interpretations of the new tax law, along with subsequent regulations, interpretations, and guidance that have been and may be issued.
Capital expenditures are expected to be approximately $1.2 billion.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) at Item 7, “Management’s Discussion and Analysis - Financial Condition.” That information is incorporated in this report by reference.

Item 8.	Financial Statements and Supplementary Data
Consolidated Statements of Operations

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions and shares in thousands, except per-share data)	Year Ended December 31	2017	2016	2015
Revenue		$22,871.3	$21,222.1	$19,958.7
Costs, expenses, and other:
Cost of sales		6,070.2	5,654.9	5,037.2
Research and development		5,281.8	5,243.9	4,796.4
Marketing, selling, and administrative		6,588.1	6,452.0	6,533.0
Acquired in-process research and development (Notes 3 and 4)		1,112.6	30.0	535.0
Asset impairment, restructuring, and other special charges (Note 5)		1,673.6	382.5	367.7
Other—net, (income) expense (Note 17)		(52.4)	84.8	(100.6)
		20,673.9	17,848.1	17,168.7
Income before income taxes		2,197.4	3,374.0	2,790.0
Income taxes (Note 13)		2,401.5	636.4	381.6
Net income (loss)		$(204.1)	$2,737.6	$2,408.4

Earnings (loss) per share:
Basic		$(0.19)	$2.59	$2.27
Diluted		$(0.19)	$2.58	$2.26
Shares used in calculation of earnings (loss) per share:
Basic		1,052,023	1,058,324	1,061,913
Diluted		1,052,023	1,061,825	1,065,720
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (loss)

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions)	Year Ended December 31	2017	2016	2015
Net income (loss)		$(204.1)	$2,737.6	$2,408.4
Other comprehensive income (loss):
Change in foreign currency translation gains (losses)		501.9	(436.4)	(859.8)
Change in net unrealized gains and losses on securities		(181.3)	303.0	(138.1)
Change in defined benefit pension and retiree health benefit plans (Note 14)		(576.6)	(512.8)	572.9
Change in effective portion of cash flow hedges		27.8	11.7	(42.0)
Other comprehensive income (loss) before income taxes		(228.2)	(634.5)	(467.0)
Benefit (provision) for income taxes related to other comprehensive income (loss) items		402.7	(10.6)	(121.9)
Other comprehensive income (loss) (Note 16)(1)		174.5	(645.1)	(588.9)
Comprehensive income (loss)		$(29.6)	$2,092.5	$1,819.5
(1) Other comprehensive loss in 2016 consists of $693.3 million of other comprehensive loss attributable to controlling interest and $48.2 million of other comprehensive income attributable to non-controlling interest. Other comprehensive income in 2017 consists of $199.0 million of other comprehensive income attributable to controlling interest and $24.5 million of other comprehensive loss attributable to non-controlling interest.

See notes to consolidated financial statements.

Consolidated Balance Sheets

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, shares in thousands)	December 31	2017	2016
Assets
Current Assets
Cash and cash equivalents (Note 7)		$6,536.2	$4,582.1
Short-term investments (Note 7)		1,497.9	1,456.5
Accounts receivable, net of allowances of $38.7 (2017) and $40.3 (2016)		4,546.3	4,029.4
Other receivables		715.9	736.9
Inventories (Note 6)		4,458.3	3,561.9
Prepaid expenses and other		1,447.5	734.6
Total current assets		19,202.1	15,101.4
Other Assets
Investments (Note 7)		5,678.8	5,207.5
Goodwill (Note 8)		4,370.1	3,972.7
Other intangibles, net (Note 8)		4,029.2	4,357.9
Sundry		2,874.3	1,913.8
Total other assets		16,952.4	15,451.9
Property and equipment, net (Note 9)		8,826.5	8,252.6
Total assets		$44,981.0	$38,805.9
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt (Note 10)		$3,706.6	$1,937.4
Accounts payable		1,410.7	1,349.3
Employee compensation		997.9	896.9
Sales rebates and discounts		4,465.1	3,914.9
Dividends payable		590.6	548.1
Income taxes payable (Note 13)		532.9	119.1
Other current liabilities		2,832.1	2,220.9
Total current liabilities		14,535.9	10,986.6
Other Liabilities
Long-term debt (Note 10)		9,940.5	8,367.8
Accrued retirement benefits (Note 14)		3,513.9	2,453.9
Long-term income taxes payable (Note 13)		3,776.5	688.9
Other noncurrent liabilities		1,546.3	2,228.2
Total other liabilities		18,777.2	13,738.8
Commitments and Contingencies (Note 15)
Eli Lilly and Company Shareholders' Equity (Notes 11 and 12)
Common stock—no par value Authorized shares: 3,200,000 Issued shares: 1,100,672 (2017) and 1,101,586 (2016)		687.9	688.5
Additional paid-in capital		5,817.8	5,640.6
Retained earnings		13,894.1	16,046.3
Employee benefit trust		(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 16)		(5,718.6)	(5,274.0)
Cost of common stock in treasury		(75.8)	(80.5)
Total Eli Lilly and Company shareholders' equity		11,592.2	14,007.7
Noncontrolling interests		75.7	72.8
Total equity		11,667.9	14,080.5
Total liabilities and equity		$44,981.0	$38,805.9
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Employee Benefit Trust	Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2015	1,111,437	$694.6	$5,292.3	$16,482.7	$(3,991.8)	810	$(91.4)	$(3,013.2)	$15,373.2
Net income				2,408.4					2,408.4
Other comprehensive loss, net of tax					(588.9)				(588.9)
Cash dividends declared per share: $2.01				(2,136.0)					(2,136.0)
Retirement of treasury shares	(9,877)	(6.2)		(743.3)		(9,877)	749.5		—
Purchase of treasury shares						9,877	(749.5)		(749.5)
Issuance of stock under employee stock plans, net	4,503	2.9	42.0			(14)	1.4		46.3
Stock-based compensation			217.8						217.8
Balance at December 31, 2015	1,106,063	691.3	5,552.1	16,011.8	(4,580.7)	796	(90.0)	(3,013.2)	14,571.3
Net income				2,737.6					2,737.6
Other comprehensive loss, net of tax					(693.3)				(693.3)
Cash dividends declared per share: $2.05				(2,167.6)					(2,167.6)
Retirement of treasury shares	(7,306)	(4.6)		(535.5)		(7,306)	540.1		—
Purchase of treasury shares			(60.0)			7,306	(540.1)		(600.1)
Issuance of stock under employee stock plans, net	2,829	1.8	(106.8)			(85)	9.5		(95.5)
Stock-based compensation			255.3						255.3
Balance at December 31, 2016	1,101,586	688.5	5,640.6	16,046.3	(5,274.0)	711	(80.5)	(3,013.2)	14,007.7
Net loss				(204.1)					(204.1)
Other comprehensive income, net of tax					199.0				199.0
Cash dividends declared per share: $2.12				(2,234.6)					(2,234.6)
Retirement of treasury shares	(4,390)	(2.7)		(357.1)		(4,390)	359.8		—
Purchase of treasury shares			60.0			4,390	(359.8)		(299.8)
Issuance of stock under employee stock plans, net	3,476	2.1	(164.1)			(47)	4.7		(157.3)
Stock-based compensation			281.3						281.3
Reclassification of stranded tax effects - provisional (Note 2)				643.6	(643.6)				—
Balance at December 31, 2017	1,100,672	$687.9	$5,817.8	$13,894.1	$(5,718.6)	664	$(75.8)	$(3,013.2)	$11,592.2
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions)	Year Ended December 31	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)		$(204.1)	$2,737.6	$2,408.4
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and amortization		1,567.3	1,496.6	1,427.7
Change in deferred income taxes		(787.9)	439.5	(748.4)
Stock-based compensation expense		281.3	255.3	217.8
Acquired in-process research and development		1,112.6	30.0	535.0
Other non-cash operating activities, net		441.5	376.1	263.3
Other changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables—(increase) decrease		(357.0)	(709.4)	(304.5)
Inventories—(increase) decrease		(253.9)	(328.2)	(736.3)
Other assets—(increase) decrease		(590.1)	(265.5)	(288.5)
Income taxes payable—increase (decrease)		3,489.6	(304.8)	(17.8)
Accounts payable and other liabilities—increase (decrease)		916.3	1,123.8	207.9
Net Cash Provided by Operating Activities		5,615.6	4,851.0	2,964.6
Cash Flows from Investing Activities
Purchases of property and equipment		(1,076.8)	(1,037.0)	(1,066.2)
Disposals of property and equipment		40.7	73.4	92.6
Cash released for pending acquisition (Note 3)		—	—	5,405.6
Proceeds from sales and maturities of short-term investments		4,852.5	1,642.0	2,161.8
Purchases of short-term investments		(3,389.7)	(1,327.4)	(842.2)
Proceeds from sales of noncurrent investments		2,586.0	2,086.0	3,068.4
Purchases of noncurrent investments		(4,611.6)	(4,346.0)	(3,226.5)
Proceeds from sale of product rights		—	—	410.0
Purchases of in-process research and development		(1,086.8)	(55.0)	(560.0)
Cash paid for acquisitions, net of cash acquired (Note 3)		(882.1)	(45.0)	(5,283.1)
Other investing activities, net		(215.8)	(130.1)	(133.6)
Net Cash Provided by (Used for) Investing Activities		(3,783.6)	(3,139.1)	26.8
Cash Flows from Financing Activities
Dividends paid		(2,192.1)	(2,158.5)	(2,127.3)
Net change in short-term borrowings		1,397.5	1,293.2	(2,680.6)
Proceeds from issuance of long-term debt		2,232.0	1,206.6	4,454.7
Repayments of long-term debt		(630.6)	(0.2)	(1,955.7)
Purchases of common stock		(299.8)	(600.1)	(749.5)
Other financing activities, net		(364.4)	(300.8)	(52.6)
Net Cash Provided by (Used for) Financing Activities		142.6	(559.8)	(3,111.0)
Effect of exchange rate changes on cash and cash equivalents		(20.5)	(236.4)	(85.6)
Net increase (decrease) in cash and cash equivalents		1,954.1	915.7	(205.2)
Cash and cash equivalents at beginning of year		4,582.1	3,666.4	3,871.6
Cash and Cash Equivalents at End of Year		$6,536.2	$4,582.1	$3,666.4
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

Note 2: Implementation of New Financial Accounting Pronouncements
We elected to early adopt Accounting Standards Update 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive loss (AOCL) to retained earnings for stranded tax effects resulting from the 2017 Tax Act (see Note 13). This standard allows us to reclassify the effect of remeasuring deferred tax liabilities and assets related to items within AOCL using the newly enacted 21 percent federal corporate income tax rate.  The provisional effect of this early adoption was a reclassification from AOCL resulting in an increase to retained earnings of $643.6 million.
The following table provides a brief description of accounting standards that had not yet been adopted as of December 31, 2017 and could have a material effect on our financial statements:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
Accounting Standards Update 2014-09 and various other related updates, Revenue from Contracts with Customers
This standard replaced existing revenue recognition standards and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity can apply the new revenue standard retrospectively to each prior reporting period presented or with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. We applied the latter approach.

This standard was effective January 1, 2018, and we adopted on that date.
Our evaluation of our contracts subject to this standard is complete and we do not expect the application of the new standard to these contracts to have a material impact to our consolidated statements of operations or balance sheets at initial implementation.

We are also evaluating the new disclosures required by the standard to determine what additional information will need to be disclosed.

Accounting Standards Update 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
This standard requires entities to recognize changes in the fair value of equity investments with readily determinable fair values in net income (except for investments accounted for under the equity method of accounting or those that result in consolidation of the investee). An entity should apply the new standard through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.
		This standard was effective January 1, 2018, and we adopted on that date.	We will reclassify from accumulated other comprehensive income the after-tax amount of net unrealized gains resulting in an increase to retained earnings of approximately $105 million.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
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
We are in the process of determining the impact on our consolidated financial statements. We have selected a software solution to be compatible with our enterprise software system. Development of our selected solution is ongoing, as it is not yet fully compliant with the requirements of the standard. The timely readiness of the lease software system is critical to ensure an efficient and effective adoption of the standard.

Accounting Standards Update 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
This standard requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of transfer. This standard requires a modified retrospective approach to adoption.

		This standard was effective January 1, 2018, and we adopted on that date.	We currently estimate that the cumulative effect of initially applying the standard will result in an increase to deferred tax assets and retained earnings of approximately $2.5 billion.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
Accounting Standards Update 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard was issued to improve the transparency and comparability among organizations by requiring entities to separate their net periodic pension cost and net periodic postretirement benefit cost into a service cost component and other components. Currently, the costs of the other components along with the service cost component are classified based upon the function of the employee. This standard requires entities to classify the service cost component in the same financial statement line item or items as other compensation costs arising from services rendered by pertinent employees. The other components of net benefit cost will be presented separately from the line items that include the service cost component. When applicable, the service cost component is the only component eligible for capitalization. An entity should apply the new standard retrospectively for the classification of the service cost and other components and prospectively for the capitalization of the service cost component.
This standard was effective January 1, 2018, and we adopted on that date.
Upon adoption of this standard, pension and postretirement benefit cost components other than service costs are to be presented in other–net, (income) expense. The application of the new standard did not change consolidated net income at initial implementation and we do not expect it to have a material impact on an ongoing basis.

Note 3: Acquisitions
During 2017 and 2015, we completed the acquisitions of Boehringer Ingelheim Vetmedica, Inc.'s U.S. feline, canine, and rabies vaccine portfolio and other related assets (BIVIVP) and Novartis Animal Health (Novartis AH), respectively. Additionally, on October 1, 2015, Bristol-Myers Squibb Company and E.R. Squibb (collectively, BMS) transferred to us their commercialization rights with respect to Erbitux® in the U.S. and Canada (collectively, North America) through a modification of our existing arrangement. See Note 4 for additional information related to the Erbitux arrangement. We also had an immaterial acquisition of a business in 2016. These transactions, as further discussed in this note below in Acquisitions of Businesses, were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated financial statements from the dates of acquisition.
In addition to the acquisitions of businesses, we also acquired assets in development in 2017, 2016, and 2015 which are further discussed in this note below in Asset Acquisitions. Upon acquisition, the acquired IPR&D charges related to these products were immediately expensed because the products had no alternative future use. For the years ended December 31, 2017, 2016, and 2015, we recorded acquired IPR&D charges of $1.11 billion, $30.0 million, and $535.0 million, respectively. The 2015 charges were associated with the transactions discussed below in Asset Acquisitions and the upfront fee of $200.0 million related to tanezumab. See Note 4 for additional information related to the tanezumab arrangement.

Acquisitions of Businesses
Boehringer Ingelheim Vetmedica, Inc. Vaccine Portfolio Acquisition
Overview of Transaction
On January 3, 2017, we acquired BIVIVP in an all-cash transaction for $882.1 million. Under the terms of the agreement, we acquired a manufacturing and research and development site, a U.S. vaccine portfolio including vaccines used for the treatment of bordetella, Lyme disease, rabies, and parvovirus, among others.
Assets Acquired and Liabilities Assumed
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at January 3, 2017
Inventories	$108.6
Marketed products(1)	297.0
Property and equipment	148.2
Other assets and liabilities - net	8.2
Total identifiable net assets	562.0
Goodwill(2)	320.1
Total consideration transferred - net of cash acquired	$882.1
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
Our consolidated statement of operations for the year ended December 31, 2017, includes BIVIVP revenue of $216.7 million. BIVIVP has been integrated into our animal health products segment and, as a result of these integration efforts, certain parts of the animal health business were operating on a combined basis during this period and we could not distinguish the operations between BIVIVP and our legacy animal health products business.
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
As a condition to the clearance of the transaction under the Hart-Scott-Rodino Antitrust Improvements Act, following the closing of the acquisition of Novartis AH, we divested certain animal health assets in the U.S. related to the Sentinel® canine parasiticide franchise to Virbac Corporation for approximately $410.0 million.
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

Asset Acquisitions
The following table and narrative summarizes our asset acquisitions during 2017, 2016, and 2015.

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development(1)	Acquired IPR&D Expense
CoLucid Pharmaceuticals, Inc. (CoLucid)	Oral therapy for the acute treatment of migraine - lasmiditan	March 2017	Phase III	$857.6
KeyBioscience AG (KeyBioscience)	Multiple molecules for treatment of metabolic disorders	July 2017	Phase II	55.0
Nektar Therapeutics (Nektar)	Immunological therapy - NKTR-358	August 2017	Phase I	150.0
CureVac AG (CureVac)	Cancer vaccines	November 2017	Pre-clinical	50.0

AstraZeneca	Antibody selective for amyloid-beta 42 (Aβ42) - MEDI1814	December 2016	Phase I	30.0

Innovent Biologics, Inc. (Innovent)	Monoclonal antibody targeting protein CD-20 Immuno-oncology molecule cMet monoclonal antibody	March 2015	Pre-clinical(2)	56.0
Hanmi Pharmaceutical Co., Ltd. (Hanmi)	BTK Inhibitor - HM71224	April 2015	Phase I	50.0
BioNTech AG (BioNTech)	Cancer immunotherapies	May 2015	Pre-clinical	30.0
Locemia Solutions	Intranasal glucagon	October 2015	Phase III	149.0
Undisclosed	Technology collaboration	December 2015	N/A	25.0
Halozyme Therapeutics, Inc. (Halozyme)	Recombinant human hyaluronidase enzyme - rHuPH20	December 2015	N/A	25.0
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
Our global immuno-oncology collaboration with CureVac is to develop and commercialize up to five potential cancer vaccine products based on CureVac's proprietary RNActive® technology.
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
Note 4: Collaborations and Other Arrangements
We often enter into collaborative and other similar arrangements to develop and commercialize drug candidates. Collaborative activities may include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These arrangements often require milestone and royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the collaboration partner. Elements within a collaboration are separated into individual units of accounting if they have standalone value from other elements within the arrangement. In these situations, the arrangement consideration is allocated to the elements on a relative selling price basis. Revenue related to products we sell pursuant to these arrangements are included in net product revenue, while other sources of revenue (e.g., royalties and profit sharing due from our partner) are included in collaboration and other revenue.
The following table summarizes our collaboration and other revenue, which is included in revenue in the consolidated statements of operations:

	2017	2016	2015
Collaboration and other revenue	$1,199.9	$833.7	$808.1
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
The table below summarizes significant regulatory and commercialization events and milestones (deferred) capitalized for the compounds included in this collaboration:

Product Family	Year Launched			Milestones (Deferred) Capitalized(1)
	U.S.	Europe	Japan	Year	Amount
Trajenta(2)	2011	2011	2011	Cumulative(4) - all prior to 2015	$446.4
Jardiance(3)	2014	2014	2015	Cumulative(4) - all prior to 2015	299.5
Basaglar	2016	2015	2015	2017	—
				2016	(187.5)
				2015	—
				Cumulative(4)	(250.0)
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
In the most significant markets, we and Boehringer Ingelheim share equally the ongoing development costs, commercialization costs, and agreed upon gross margin for any product resulting from the collaboration. We record our portion of the gross margin associated with Boehringer Ingelheim's compounds as collaboration and other revenue. We record our sales of Basaglar to third parties as net product revenue with the payments made to Boehringer Ingelheim for their portion of the gross margin recorded as cost of sales. For all compounds under this collaboration, we record our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. Each company is entitled to potential performance payments depending on the sales of the molecules it contributes to the collaboration. These performance payments result in the owner of the molecule retaining a greater share of the agreed upon gross margin of that product. Subject to achieving these thresholds, in a given period, our reported revenue for Trajenta and Jardiance may be reduced by any performance payments we make related to these products. Similarly, performance payments we may receive related to Basaglar effectively reduce Boehringer Ingelheim's share of the gross margin, which reduces our cost of sales.
The following table summarizes our collaboration and other revenue recognized with respect to the Trajenta and Jardiance families of products and net product revenue recognized with respect to Basaglar:

	2017	2016	2015
Trajenta	$537.9	$436.6	$356.8
Jardiance	447.5	201.9	60.2
Basaglar	432.1	86.1	11.1

Erbitux
We have several collaborations with respect to Erbitux. The most significant collaborations are or, where applicable, were in Japan, and prior to the transfer of commercialization rights in the fourth quarter of 2015, North America (Bristol-Myers Squibb Company); and worldwide except North America (Merck KGaA). Certain rights to Erbitux outside North America will remain with Merck KGaA (Merck) upon expiration of that agreement.
The following table summarizes our revenue recognized with respect to Erbitux:

	2017	2016	2015
Net product revenue - BMS	$—	$—	$23.3
Net product revenue - third party	548.2	587.0	152.3
Collaboration and other revenue	97.7	100.0	309.4
Revenue	$645.9	$687.0	$485.0
Bristol-Myers Squibb Company
Pursuant to commercial agreements with BMS, we had been co-developing Erbitux in North America exclusively with BMS. On October 1, 2015, BMS transferred their commercialization rights to us with respect to Erbitux in North America pursuant to a modification of our existing arrangement, and we began selling Erbitux at that time. This modification did not affect our rights with respect to Erbitux in other jurisdictions. In connection with the modification of terms, we provide consideration to BMS based upon a tiered percentage of net sales of Erbitux in North America estimated to average 38 percent through September 2018. The transfer of the commercialization rights was accounted for as an acquisition of a business. The consideration to be paid to BMS was accounted for as contingent consideration liability. See Note 7 for discussion regarding the estimation of this liability.
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
The following table summarizes our revenue recognized with respect to Effient:

	2017	2016	2015
Revenue	$388.9	$535.2	$523.0

Olumiant®
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte) which provides us the development and commercialization rights to its Janus tyrosine kinase inhibitor compound, now known as baricitinib (trade name Olumiant), and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent if the product is successfully commercialized. The agreement provides Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. Incyte exercised its option to co-develop Olumiant in rheumatoid arthritis in 2010 and psoriatic arthritis and atopic dermatitis in 2017. The agreement calls for payments by us to Incyte associated with certain development, success-based regulatory, and sales-based milestones. In 2016, we incurred milestone-related expenses of $55.0 million in connection with regulatory submissions in the U.S. and Europe, which were recorded as research and development expense. In 2017, we capitalized as intangible assets $65.0 million and $15.0 million of milestones in connection with regulatory approvals in Europe and Japan, respectively, which are being amortized to cost of sales over the term of the collaboration. As a result of the molecule moving into Phase III testing for the atopic dermatitis indication, we incurred a $30.0 million developmental milestone, which was recorded as research and development expense in the fourth quarter of 2017. After receipt of this milestone payment, Incyte will be eligible to receive up to $250.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones, of which $100.0 million relates to the U.S. regulatory decision for a first indication. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain, chronic low back pain and cancer pain. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. Following the U.S. Food and Drug Administration's (FDA's) decision in March 2015 to lift the partial clinical hold on tanezumab, certain Phase III trials resumed in July 2015. Upon the FDA's lifting of the partial clinical hold and the decision to continue the collaboration with Pfizer, we paid an upfront fee of $200.0 million, which was expensed as acquired IPR&D. As of December 31, 2017, Pfizer is eligible to receive up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.
Lanabecestat
We have a collaboration agreement with AstraZeneca for the worldwide co-development and co-commercialization of AstraZeneca’s lanabecestat, an oral beta-secretase cleaving enzyme (BACE) inhibitor being investigated for the potential treatment of Alzheimer’s disease. We are responsible for leading development efforts, while AstraZeneca will be responsible for manufacturing efforts. If successful, both parties will take joint responsibility for commercialization. Under the agreement, both parties share equally in the ongoing development costs and, if successful, in gross margins and certain other costs associated with commercialization of the molecule. As a result of the molecule moving into Phase III testing, we incurred a $100.0 million developmental milestone, which was recorded as research and development expense in 2016. In 2017, as a result of the outcome of an interim analysis, we incurred a $50.0 million developmental milestone, which was recorded as research and development expense. As of December 31, 2017, AstraZeneca is eligible to receive up to $300.0 million of additional payments from us contingent upon the achievement of certain development and success-based regulatory milestones.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated statements of operations are described below.

	2017	2016	2015
Severance:
Human pharmaceutical products	$601.0	$85.9	$81.5
Animal health products	96.4	40.8	59.5
Total severance	697.4	126.7	141.0
Pension and post-retirement medical charges associated with U.S. early retirement program (see Note 14):
Human pharmaceutical products	446.7	—	—
Animal health products	67.0	—	—
Total pension and post-retirement medical charges associated with U.S. early retirement program	513.7	—	—
Asset impairment (gains from facility sales) and other special charges:
Human pharmaceutical products	81.7	(13.0)	24.6
Animal health products	380.8	268.8	202.1
Total asset impairment and other special charges	462.5	255.8	226.7
Total asset impairment, restructuring, and other special charges	$1,673.6	$382.5	$367.7
Severance costs recognized during the years ended December 31, 2017, 2016 and 2015 were incurred as a result of actions taken to reduce our cost structure, including severance costs recognized in 2017 associated with the U.S. voluntary early retirement program, as well as the integration of Novartis AH. During 2017, severance costs recognized in the U.S. and outside the U.S. were $412.5 million and $284.9 million, respectively. In relation to these charges, we paid approximately $300 million of the U.S. charges through January 31, 2018, and paid approximately half of the charges incurred outside the U.S. in 2017. Substantially all of the severance costs incurred during the year ended December 31, 2017 are expected to be paid in the next 12 months.
Asset impairment and other special charges related to animal health products recognized during the year ended December 31, 2017 resulted primarily from asset impairments related to lower projected revenue for Posilac® (rbST). The assets associated with Posilac were written down to their fair values, which were determined based upon a discounted cash flow valuation. Impairment charges were recorded for the associated fixed assets and intangible asset of $151.5 million and $50.0 million, respectively. We are exploring strategic options for Posilac, including seeking a buyer for the molecule and its Augusta, Georgia manufacturing site. The remaining book value of assets associated with Posilac subsequent to the impairment charge is not material. In addition, we incurred approximately $43.4 million of costs associated with the temporary shut down of our Puerto Rico facility following Hurricane Maria. The remaining asset impairment and other special charges recognized in 2017 were primarily related to integration costs and asset impairments due to product rationalizations and site closures resulting from our acquisition and integration of Novartis AH (refer to Note 8 for further detail relating to intangible asset impairments).
Asset impairment and other special charges recognized during the years ended December 31, 2016 and 2015 resulted primarily from integration costs and asset impairments due to product rationalization and site closures resulting from our acquisition and integration of Novartis AH, including the closure of a manufacturing facility in Ireland in 2016.

Note 6: Inventories
We state all inventories at the lower of cost or market. We use the last-in, first-out (LIFO) method for the majority of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost.
Inventories at December 31 consisted of the following:

	2017	2016
Finished products	$1,211.4	$987.3
Work in process	2,697.7	2,117.2
Raw materials and supplies	488.8	435.3
Total (approximates replacement cost)	4,397.9	3,539.8
Increase to LIFO cost	60.4	22.1
Inventories	$4,458.3	$3,561.9
Inventories valued under the LIFO method comprised $1.56 billion and $1.43 billion of total inventories at December 31, 2017 and 2016, respectively.
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
For derivative instruments that are designated and qualify as fair value hedges, the derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on the underlying exposure. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of gains and losses is reported as a component of AOCL and reclassified into earnings in the same period the hedged transaction affects earnings. For derivative and non-derivative instruments that are designated and qualify as net investment hedges, the effective portion of foreign currency translation gains or losses due to spot rate fluctuations are reported as a component of AOCL. Hedge ineffectiveness is immediately recognized in earnings. Derivative contracts that are not designated as hedging instruments are recorded at fair value with the gain or loss recognized in current earnings during the period of change.

We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At December 31, 2017, we had outstanding foreign currency forward commitments to purchase 2.92 billion U.S. dollars and sell 2.46 billion euro; commitments to purchase 2.83 billion euro and sell 3.36 billion U.S. dollars; commitments to purchase 355.6 million British pounds and sell 476.1 million U.S. dollars; commitments to purchase 257.8 million U.S. dollars and sell 192.6 million British pounds, commitments to purchase 393.1 million U.S. dollars and sell 44.41 billion Japanese yen, and commitments to purchase 147.8 million Swiss francs and sell 150.2 million U.S. dollars, which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $3.70 billion and $3.34 billion as of December 31, 2017 and 2016, respectively, have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated and Swiss franc-denominated foreign operations. Our cross-currency interest rate swaps that convert a portion of our U.S. dollar-denominated floating rate debt to euro-denominated floating rate debt have also been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated statements of cash flows. At December 31, 2017, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 28 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
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

The Effect of Risk Management Instruments on the Consolidated Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	2017	2016	2015
Fair value hedges:
Effect from hedged fixed-rate debt	$(14.1)	$(30.8)	$(11.9)
Effect from interest rate contracts	14.1	30.8	11.9
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	14.8	15.0	13.7
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	97.9	78.8	(28.2)
During the years ended December 31, 2017, 2016, and 2015, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	2017	2016	2015
Cash flow hedges:
Forward-starting interest rate swaps	13.0	(3.4)	(56.7)
Net investment hedges:
Foreign currency-denominated notes	(361.5)	137.5	—
Cross-currency interest rate swaps	(126.6)	32.5	—
Foreign currency exchange contracts	—	31.9	—
Fair Value Hedges
There were no material terminations of interest rate swaps in 2017 and 2016. During the year ended December 31, 2015, we terminated certain interest rate swaps designated as fair value hedges with an aggregate notional amount of $876.0 million. The termination of certain interest rate swaps in 2015 was in connection with the note purchase and redemption discussed in Note 10. As a result of the terminations, we received cash of $20.2 million, which represented the fair value of the interest rate swaps at the time of termination. The related fair value adjustment was recorded as an increase to the carrying value of the underlying notes and was included as a component of the debt extinguishment loss.
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
During the next 12 months, we expect to reclassify $14.8 million of pretax net losses on cash flow hedges from AOCL to other–net, (income) expense.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at December 31 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
Description	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2017
Cash equivalents	$4,763.9	$4,763.9	$4,712.4	$51.5	$—	$4,763.9
Short-term investments:
U.S. government and agency securities	$217.8	$218.2	$217.8	$—	$—	$217.8
Corporate debt securities	1,182.3	1,183.2	—	1,182.3	—	1,182.3
Asset-backed securities	94.2	94.3	—	94.2	—	94.2
Other securities	3.6	3.6	—	3.6	—	3.6
Short-term investments	$1,497.9
Noncurrent investments:
U.S. government and agency securities	$360.0	$365.0	$360.0	$—	$—	$360.0
Corporate debt securities	3,464.3	3,473.5	—	3,464.3	—	3,464.3
Mortgage-backed securities	202.4	204.2	—	202.4	—	202.4
Asset-backed securities	653.9	656.0	—	653.9	—	653.9
Other securities	132.1	66.4	—	—	132.1	132.1
Marketable equity securities	281.3	131.0	281.3	—	—	281.3
Cost and equity method investments(2)	584.8
Noncurrent investments	$5,678.8

December 31, 2016
Cash equivalents	$2,986.8	$2,986.8	$2,699.4	$287.4	$—	$2,986.8
Short-term investments:
U.S. government and agency securities	$232.5	$232.6	$232.5	$—	$—	$232.5
Corporate debt securities	1,219.2	1,219.1	—	1,219.2	—	1,219.2
Asset-backed securities	4.3	4.3	—	4.3	—	4.3
Other securities	0.5	0.5	—	0.5	—	0.5
Short-term investments	$1,456.5
Noncurrent investments:
U.S. government and agency securities	$318.9	$323.8	$318.9	$—	$—	$318.9
Corporate debt securities	3,062.2	3,074.3	—	3,062.2	—	3,062.2
Mortgage-backed securities	183.1	185.4	—	183.1	—	183.1
Asset-backed securities	502.7	503.5	—	502.7	—	502.7
Other securities	153.7	77.6	—	—	153.7	153.7
Marketable equity securities	418.2	91.9	418.2	—	—	418.2
Cost and equity method investments(2)	568.7
Noncurrent investments	$5,207.5
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for cost method and equity method investments.

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
December 31, 2017	$(2,696.8)	$—	$(2,690.6)	$—	$(2,690.6)
December 31, 2016	(1,299.3)	—	(1,299.3)	—	(1,299.3)

Long-term debt, including current portion
December 31, 2017	$(10,950.3)	$—	$(11,529.9)	$—	$(11,529.9)
December 31, 2016	(9,005.9)	—	(9,419.1)	—	(9,419.1)

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2017
Risk-management instruments
Interest rate contracts designated as fair value hedges:
Other receivables	$0.8	$—	$0.8	$—	$0.8
Sundry	35.1	—	35.1	—	35.1
Other current liabilities	(0.2)	—	(0.2)	—	(0.2)
Other noncurrent liabilities	(10.5)	—	(10.5)	—	(10.5)
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(33.4)	—	(33.4)	—	(33.4)
Other noncurrent liabilities	(26.0)	—	(26.0)	—	(26.0)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	26.8	—	26.8	—	26.8
Other current liabilities	(36.0)	—	(36.0)	—	(36.0)
Contingent consideration liabilities(1):
Other current liabilities	(208.0)	—	—	(208.0)	(208.0)
Other noncurrent liabilities	(45.2)	—	—	(45.2)	(45.2)

December 31, 2016
Risk-management instruments
Interest rate contracts designated as fair value hedges:
Other receivables	$2.4	$—	$2.4	$—	$2.4
Sundry	37.0	—	37.0	—	37.0
Other noncurrent liabilities	(0.5)	—	(0.5)	—	(0.5)
Cross-currency interest rate contracts designated as net investment hedges:
Sundry	31.4	—	31.4	—	31.4
Foreign exchange contracts not designated as hedging instruments:
Other receivables	31.8	—	31.8	—	31.8
Other current liabilities	(21.7)	—	(21.7)	—	(21.7)
Contingent consideration liabilities(1):
Other current liabilities	(215.9)	—	—	(215.9)	(215.9)
Other noncurrent liabilities	(242.6)	—	—	(242.6)	(242.6)
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

Contingent consideration liabilities primarily include contingent consideration related to Erbitux for which the fair value was estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant view for net sales in North America through September 2018 and an estimated discount rate. The amount to be paid is calculated as a tiered percentage of net sales (see Note 4) and will, therefore, vary directly with increases and decreases in net sales of Erbitux in North America. There is no cap on the amount that may be paid pursuant to this arrangement. The decrease in the fair value of the contingent consideration liabilities during the years ended December 31, 2017 and 2016 was due primarily to cash payments of $203.9 million and $231.0 million, respectively, related to Erbitux. The change in the fair value of the contingent consideration liabilities recognized in earnings during the years ended December 31, 2017, 2016, and 2015 due to changes in time value of money was not material.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of December 31, 2017:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$6,174.9	$1,494.3	$4,200.8	$199.0	$280.8
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in AOCL follows:

	2017	2016
Unrealized gross gains	$184.7	$352.6
Unrealized gross losses	47.5	34.1
Fair value of securities in an unrealized gain position	1,434.2	1,869.7
Fair value of securities in an unrealized loss position	4,692.8	3,262.3
We periodically assess our investment securities for other-than-temporary impairment losses. There were no other-than-temporary impairment losses recognized in 2017. Other-than-temporary impairment losses recognized during the year ended December 31, 2016 and December 31, 2015 totaled $53.0 million and $42.6 million, respectively. Other-than-temporary impairment losses recognized during these years related primarily to our cost and equity method investments.
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
As of December 31, 2017, the securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 95 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of December 31, 2017, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.
Activity related to our investment portfolio, substantially all of which related to available-for-sale securities, was as follows:

	2017	2016	2015
Proceeds from sales	$5,769.3	$3,240.5	$4,733.3
Realized gross gains on sales	176.0	30.7	255.1
Realized gross losses on sales	5.8	14.6	10.3
Realized gains and losses on sales of investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.

Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $723.2 million and $661.6 million of accounts receivable as of December 31, 2017 and 2016, respectively, under these factoring arrangements. The cost of factoring such accounts receivable on our consolidated results of operations for the years ended December 31, 2017, 2016, and 2015 was not material.
Note 8: Goodwill and Other Intangibles
Goodwill
Goodwill by segment at December 31 was as follows:

	2017	2016
Human pharmaceutical products	$1,366.8	$1,366.4
Animal health	3,003.3	2,606.3
Total goodwill	$4,370.1	$3,972.7
Goodwill results from excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually and when impairment indicators are present. When required, a comparison of the fair value of the reporting unit to its carrying amount including goodwill is used to determine the amount of any impairment. See Note 3 for discussion of goodwill resulting from the acquisition of BIVIP. The remaining change in goodwill for the animal health segment is the result of foreign exchange translation adjustments.
No impairments occurred with respect to the carrying value of goodwill for the years ended December 31, 2017, 2016, and 2015.
Other Intangibles
The components of intangible assets other than goodwill at December 31 were as follows:

	2017			2016
Description	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Finite-lived intangible assets:
Marketed products	$7,682.0	$(3,851.1)	$3,830.9	$7,400.2	$(3,301.4)	$4,098.8
Other	171.2	(70.1)	101.1	150.7	(71.8)	78.9
Total finite-lived intangible assets	7,853.2	(3,921.2)	3,932.0	7,550.9	(3,373.2)	4,177.7
Indefinite-lived intangible assets:
Acquired in-process research and development	97.2	—	97.2	180.2	—	180.2
Other intangibles	$7,950.4	$(3,921.2)	$4,029.2	$7,731.1	$(3,373.2)	$4,357.9
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
See Note 3 for further discussion of intangible assets acquired in the acquisition of BIVIP and Note 4 for additional discussion of recent capitalized milestone payments.
Other indefinite-lived intangible assets are reviewed for impairment at least annually and when impairment indicators are present. Finite-lived intangible assets are reviewed for impairment when an indicator of impairment is present. When required, a comparison of fair value to the carrying amount of assets is performed to determine the amount of any impairment. When determining the fair value of indefinite-lived acquired IPR&D as well as the fair value of finite-lived intangible assets for impairment testing purposes, we utilize the "income method" discussed above. During the year, we had animal health intangible impairment charges of $135.5 million (comprised of $97.5 million impairment of finite-lived intangible assets and $38.0 million impairment of indefinite-lived intangible assets) charged to asset impairment, restructuring and other special charges on the consolidated statements of operations. These impairments were related to competitive pressures for certain companion animal products resulting in a reduction of revenue, as well as lower projected revenue for Posilac (rbST). No material impairments occurred with respect to the carrying value of other intangible assets for the years ended December 31, 2016 and 2015.
Intangible assets with finite lives are capitalized and are amortized over their estimated useful lives, ranging from 3 to 20 years. As of December 31, 2017, the remaining weighted-average amortization period for finite-lived intangible assets is approximately 12 years.
Amortization expense related to finite-lived intangible assets was as follows:

	2017	2016	2015
Amortization expense	$683.4	$687.9	$631.8
The estimated amortization expense for each of the next five years associated with our finite-lived intangible assets as of December 31, 2017 is as follows:

	2018	2019	2020	2021	2022
Estimated amortization expense	$558.2	$352.2	$350.7	$349.0	$336.2
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
At December 31, property and equipment consisted of the following:

	2017	2016
Land	$192.7	$197.6
Buildings	7,425.6	6,917.8
Equipment	8,689.0	7,864.7
Construction in progress	1,783.8	1,797.5
	18,091.1	16,777.6
Less accumulated depreciation	(9,264.6)	(8,525.0)
Property and equipment, net	$8,826.5	$8,252.6
Depreciation expense related to property and equipment and rental expense for all leases, including contingent rentals (not material), was as follows:

	2017	2016	2015
Depreciation expense	$763.1	$716.2	$717.6
Rental expense	224.5	221.0	225.7
The future minimum rental commitments under non-cancelable operating leases are as follows:

	2018	2019	2020	2021	2022	After 2022
Lease commitments	$130.8	$119.2	$105.7	$94.7	$77.1	$245.7
Capitalized interest costs were not material for the years ended December 31, 2017, 2016, and 2015.
Assets under capital leases included in property and equipment, net on the consolidated balance sheets, capital lease obligations entered into, and future minimum rental commitments are not material.
Note 10: Borrowings
Debt at December 31 consisted of the following:

	2017	2016
Short-term commercial paper borrowings	$2,696.8	$1,299.3
0.00 to 7.13 percent long-term notes (due 2018-2047)	10,756.7	8,776.5
Other long-term debt, including capitalized leases	13.6	14.4
Unamortized debt issuance costs	(49.0)	(37.5)
Fair value adjustment on hedged long-term notes	229.0	252.5
Total debt	13,647.1	10,305.2
Less current portion	(3,706.6)	(1,937.4)
Long-term debt	$9,940.5	$8,367.8
The weighted-average effective borrowing rate on outstanding commercial paper at December 31, 2017 was 1.34 percent.

At December 31, 2017, we had a total of $5.57 billion of unused committed bank credit facilities, which consisted primarily of a $1.20 billion credit facility that expires in August 2019 and a $3.80 billion 364-day facility that expires in December 2018, both of which are available to support our commercial paper program. There was $6.0 million outstanding under the revolving credit facilities as of December 31, 2017, and no amount was outstanding under these facilities as of December 31, 2016. Compensating balances and commitment fees are not material, and there are no conditions that are probable of occurring under which the lines may be withdrawn.
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
In May 2016, we issued Swiss franc-denominated notes consisting of Fr.200.0 million of 0.00 percent fixed-rate notes due in May 2018, Fr.600.0 million of 0.15 percent fixed-rate notes due in May 2024, and Fr.400.0 million of 0.45 percent fixed-rate notes due in May 2028, with interest to be paid annually. We used the net cash proceeds of the offering of $1.21 billion for general corporate purposes, which included the repayment at maturity of certain of our U.S. dollar denominated fixed-rate notes due March 2017.
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
The aggregate amounts of maturities on long-term debt for the next five years are as follows:

	2018	2019	2020	2021	2022
Maturities on long-term debt	$1,008.8	$604.0	$2.7	$1.4	$1,467.4
We have converted approximately 28 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps. The weighted-average effective borrowing rates based on long-term debt obligations and interest rates at December 31, 2017 and 2016, including the effects of interest rate swaps for hedged debt obligations, were 2.65 percent and 2.51 percent, respectively.
The aggregate amount of cash payments for interest on borrowings, net of capitalized interest, are as follows:

	2017	2016	2015
Cash payments for interest on borrowings	$192.7	$146.4	$129.6
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
Stock-based compensation expense and the related tax benefits were as follows:

	2017	2016	2015
Stock-based compensation expense	$281.3	$255.3	$217.8
Tax benefit	70.5	89.4	76.2
At December 31, 2017, additional stock-based compensation awards may be granted under the 2002 Lilly Stock Plan for not more than 98.3 million shares.
Performance Award Program
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain pre-established earnings-per-share targets over a two-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement period. The fair values of PAs granted for the years ended December 31, 2017, 2016, and 2015 were $73.54, $72.00, and $70.34, respectively. The number of shares ultimately issued for the PA program is dependent upon the earnings achieved during the vesting period. Pursuant to this program, approximately 1.3 million shares, 0.5 million shares, and 0.5 million shares were issued during the years ended December 31, 2017, 2016, and 2015, respectively. Approximately 0.8 million shares are expected to be issued in 2018. As of December 31, 2017, the total remaining unrecognized compensation cost related to nonvested PAs was $64.1 million, which will be amortized over the weighted-average remaining requisite service period of 12 months.
Shareholder Value Award Program
SVAs are granted to officers and management and are payable in shares of our common stock. The number of shares actually issued, if any, varies depending on our stock price at the end of the three-year vesting period compared to pre-established target stock prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model are based on implied volatilities from traded options on our stock, historical volatility of our stock price, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair values of the SVA units granted during the years ended December 31, 2017, 2016, and 2015 were $66.25, $48.68, and $54.81, respectively, determined using the following assumptions:

(Percents)	2017	2016	2015
Expected dividend yield	2.50%	2.00%	2.50%
Risk-free interest rate	1.38	0.92	0.79
Volatility	22.91	21.68	20.37
Pursuant to this program, approximately 1.1 million shares, 1.0 million shares, and 1.4 million shares were issued during the years ended December 31, 2017, 2016, and 2015, respectively. Approximately 0.7 million shares are expected to be issued in 2018. As of December 31, 2017, the total remaining unrecognized compensation cost related to nonvested SVAs was $55.5 million, which will be amortized over the weighted-average remaining requisite service period of 20 months.

Restricted Stock Units
RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, typically three years. The fair values of RSU awards granted during the years ended December 31, 2017, 2016, and 2015 were $72.47, $71.46, and $71.69, respectively. The number of shares ultimately issued for the RSU program remains constant with the exception of forfeitures. Pursuant to this program, 1.4 million, 1.3 million, and 0.9 million shares were granted and approximately 0.9 million, 0.6 million, and 0.9 million shares were issued during the years ended December 31, 2017, 2016, and 2015, respectively. Approximately 1.0 million shares are expected to be issued in 2018. As of December 31, 2017, the total remaining unrecognized compensation cost related to nonvested RSUs was $119.0 million, which will be amortized over the weighted-average remaining requisite service period of 23 months.
Note 12: Shareholders' Equity
During 2017, 2016, and 2015, we repurchased $359.8 million, $540.1 million and $749.5 million, respectively, of shares associated with our $5.00 billion share repurchase program announced in 2013. As of December 31, 2017, there were $2.05 billion of shares remaining in that program. A payment of $60.0 million was made in 2016 for shares repurchased in 2017.
We have 5.0 million authorized shares of preferred stock. As of December 31, 2017 and 2016, no preferred stock was issued.
We have an employee benefit trust that held 50.0 million shares of our common stock at both December 31, 2017 and 2016, to provide a source of funds to assist us in meeting our obligations under various employee benefit plans. The cost basis of the shares held in the trust was $3.01 billion at both December 31, 2017 and 2016, and is shown as a reduction of shareholders’ equity. Any dividend transactions between us and the trust are eliminated. Stock held by the trust is not considered outstanding in the computation of EPS. The assets of the trust were not used to fund any of our obligations under these employee benefit plans during the years ended December 31, 2017, 2016, and 2015.
Note 13: Income Taxes
2017 Tax Act
In December 2017, the President of the U.S. signed into law the Tax Cuts and Jobs Act (2017 Tax Act). The 2017 Tax Act includes significant changes to the U.S. corporate income tax system, such as the reduction in the corporate income tax rate from 35 percent to 21 percent, transition to a territorial tax system, changes to business related exclusions, deductions and credits, and modifications to international tax provisions, including a one-time repatriation transition tax (also known as the ‘Toll Tax’) on unremitted foreign earnings.
GAAP requires that the income tax accounting effects from a change in tax laws or tax rates be recognized in continuing operations in the reporting period that includes the enactment date of the change. These effects include, among other things, re-measuring deferred tax assets and liabilities, evaluating deferred tax assets for valuation allowances, and assessing the impact of the Toll Tax and certain other provisions of the 2017 Tax Act. Our accounting for the tax effects of the enactment of the 2017 Tax Act was not complete as of December 31, 2017; however, in certain cases, as described below, we have made a reasonable estimate. In other cases, we have not been able to make a reasonable estimate and continued to account for those items based on our existing accounting model under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $1.91 billion, which is included as a component of income tax expense from continuing operations. This amount represents approximately $3.6 billion attributable to the Toll Tax, partially offset by the changes in deferred taxes resulting from the transition to a U.S. territorial tax system, including the re-measurement of deferred taxes.
Our estimate of the impact of the 2017 Tax Act is based upon our analysis and interpretations of currently available information. Uncertainties remain regarding the impact of the 2017 Tax Act due to future regulatory and rulemaking processes, prospects of additional corrective or supplemental legislation, and potential trade or other litigation. These uncertainties, along with our completion of the calculations and potential changes in our initial assumptions as new information becomes available, could cause the actual charge to ultimately differ materially from the provisional amount recorded in 2017 related to the enactment of the 2017 Tax Act.
We have included provisional amounts based upon reasonable estimates for the following:

•	Toll Tax
The 2017 Tax Act imposes a one-time Toll Tax on unremitted foreign earnings and profits (E&P) at two different tax rates, with a higher tax rate applied to amounts held in cash and liquid assets. We have not yet completed our calculations of the items composing the Toll Tax, including the total post-1986 E&P of our foreign subsidiaries and amounts held as cash and liquid assets; therefore, we recorded a provisional amount of federal and state income taxes based upon a reasonable estimate. The amount is also subject to change as we assimilate the new laws and subsequent regulations, interpretations, and guidance as they are issued. Additionally, companies have the option to elect to pay the Toll Tax in eight installments. Provisional amounts were recorded to short-term and long-term income tax payable; these amounts may change when the Toll Tax calculation is complete. The impact to state income tax expense is also subject to change based upon revisions ultimately made to the Toll Tax calculation, changes in our assumptions related to state taxation of the income used to calculate the Toll Tax, and future guidance that may be issued.

•	Re-measurement of deferred tax assets and liabilities
The 2017 Tax Act reduced the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when these temporary differences are to be realized or settled. As a result, we determined the amount recorded to income tax expense in continuing operations by using temporary differences that approximated our deferred tax balances at the date of enactment considering any material transactions that occurred between the enactment date and December 31, 2017. We assessed the need for valuation allowances as a result of re-measuring existing temporary differences and considering tax attribute balances; changes recorded to valuation allowances are also reflected in income tax expense from continuing operations. Re-measurement of the deferred tax assets and liabilities in addition to assessment of valuation allowances is subject to uncertainties given that approximated balances were utilized for the enactment date and tax accounting method changes may be considered.
Under GAAP, the effect of a change in tax law is recorded as a component of the income tax expense related to continuing operations in the period of enactment. Adjusting the deferred taxes for temporary differences that arose from items of income or loss that were originally recorded in other comprehensive income through continuing operations results in a disproportionate tax effect in AOCL. ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, allows companies to reclassify the stranded tax effects that result from the 2017 Tax Act from AOCL to retained earnings with early adoption permitted. We early adopted the standard and recorded a provisional amount (see Note 2).

•	Unremitted foreign earnings, executive compensation, and uncertain tax positions
A provisional amount was recorded to reflect foreign withholding taxes and state income taxes for future repatriation of non-indefinitely reinvested earnings; no additional amount was recorded for outside basis differences in our foreign subsidiaries. We have made assumptions related to the creditability of those foreign withholding taxes; therefore, these amounts may change upon completion of our calculations.
The 2017 Tax Act includes changes to the taxation of executive compensation. We have recorded a provisional amount based upon our estimates, interpretations of the new law, and external guidance. The provisional amount recorded could change based upon revisions to any of those assumptions.
Relative to the provisional amounts recorded as a result of the 2017 Tax Act, we also recorded a provisional amount related to changes in uncertain tax positions. Future changes to the provisional amounts recorded, in addition to future changes to income tax expense for items for which reasonable estimates were not made, could change the recorded amount. The estimates and assumptions used to record a provisional amount for uncertain tax positions could also change upon completion of our calculations and upon revisions related to subsequent regulations, interpretations, and guidance, if and when issued.
We could not make a reasonable estimate; therefore, we did not record a provisional amount for the following items:

•
The 2017 Tax Act includes an international tax provision for the taxation of Global Intangible Low-Taxed Income (GILTI) effective January 1, 2018. Questions have surfaced as to whether the income taxes related to GILTI should be recorded in the period the tax arises or whether deferred taxes should be established for basis differences that upon reversal might be subject to GILTI. ASC 740 does not provide clear guidance on this topic and companies are allowed to make an accounting policy election. We have recorded no provisional amount for GILTI deferred taxes as more time is needed to analyze the data in order to make an accounting policy election.

•
The 2017 Tax Act includes significant changes to the U.S. international tax provisions, including GILTI, Base Erosion Anti-abuse Tax, and Foreign Derived Intangible Income. For purposes of analyzing valuation allowances for net operating loss and tax credit carryforwards, we recorded no provisional amount for release of valuation allowances as more time is needed to analyze the data.

We will continue to assess the impact of the 2017 Tax Act on our consolidated financial statements during the measurement period, which should be no longer than one year from the 2017 Tax Act enactment date. As discussed above, the 2017 Tax Act included numerous changes to the U.S. tax system. We have made a good faith effort to identify items for which no reasonable estimate was made; however, additional items requiring accounting may be identified as we complete our analysis and new information becomes available. Therefore, no reasonable estimate has been made for items in the new tax law that have not been identified.
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
Following is the composition of income tax expense:

	2017	2016	2015
Current:
Federal	$(100.6)	$(57.0)	$660.5
Foreign	38.5	378.9	422.0
State	4.0	(125.0)	47.5
2017 Tax Act - provisional	3,247.5	—	—
Total current tax expense	3,189.4	196.9	1,130.0
Deferred:
Federal	801.5	517.0	(689.6)
Foreign	(256.3)	(83.3)	(66.0)
State	0.4	5.8	7.2
2017 Tax Act - provisional	(1,333.5)	—	—
Total deferred tax (benefit) expense	(787.9)	439.5	(748.4)
Income taxes	$2,401.5	$636.4	$381.6

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2017	2016
Deferred tax assets:
Compensation and benefits	$1,021.7	$1,126.0
Tax loss carryforwards and carrybacks	501.4	327.3
Tax credit carryforwards and carrybacks	473.0	458.9
Purchases of intangible assets	443.1	620.3
Product return reserves	88.4	128.1
Other comprehensive loss on hedging transactions	68.9	123.3
Debt	53.5	95.3
Contingent consideration	41.8	142.7
Other	555.8	587.3
Total gross deferred tax assets	3,247.6	3,609.2
Valuation allowances	(709.1)	(648.3)
Total deferred tax assets	2,538.5	2,960.9
Deferred tax liabilities:
Inventories	(654.8)	(955.5)
Intangibles	(314.6)	(604.2)
Property and equipment	(282.1)	(398.6)
Prepaid employee benefits	(231.5)	(265.3)
Financial instruments	(41.5)	(279.3)
Unremitted earnings	(16.6)	(673.6)
Total deferred tax liabilities	(1,541.1)	(3,176.5)
Deferred tax assets (liabilities) - net	$997.4	$(215.6)
Deferred tax assets and liabilities reflect the provisional impact of re-measurement resulting from the 2017 Tax Act.
The deferred tax asset and related valuation allowance amounts for U.S. federal and state net operating losses and tax credits shown above have been reduced for differences between financial reporting and tax return filings.
At December 31, 2017, based on filed tax returns we have tax credit carryforwards and carrybacks of $692.0 million available to reduce future income taxes; $148.9 million, if unused, will expire by 2027. The remaining portion of the tax credit carryforwards is related to federal tax credits of $101.0 million, international tax credits of $129.0 million, and state tax credits of $313.1 million, all of which are substantially reserved.
At December 31, 2017, based on filed tax returns we had net operating losses and other carryforwards for international and U.S. federal income tax purposes of $3.21 billion: $6.5 million will expire by 2022; $640.5 million will expire between 2023 and 2037; and $2.56 billion of the carryforwards will never expire. Net operating losses and other carryforwards for international and U.S. federal income tax purposes are partially reserved. Deferred tax assets related to state net operating losses of $113.2 million and other state carryforwards of $2.5 million are fully reserved.
Domestic and Puerto Rican companies contributed approximately 15 percent, 70 percent, and 35 percent for the years ended December 31, 2017, 2016, and 2015, respectively, to consolidated income before income taxes. We have a subsidiary operating in Puerto Rico under a tax incentive grant effective through the end of 2031.
The 2017 Tax Act introduces international tax provisions that fundamentally change the U.S. taxation of foreign earnings. As a result, U.S. taxes previously accrued on unremitted foreign earnings have been reversed, and a provisional amount has been recorded to reflect amounts for foreign withholding taxes and state income taxes that would be owed upon future distributions of unremitted earnings of foreign subsidiaries that are not indefinitely reinvested. At December 31, 2017, due to the 2017 Tax Act, substantially all of the unremitted earnings of foreign subsidiaries are considered to not be indefinitely reinvested for continued use in our foreign operations. For the amount considered to be indefinitely reinvested, the amount of foreign withholding taxes and state income taxes that would be owed upon distribution is immaterial.

Cash payments of income taxes were as follows:

	2017	2016	2015
Cash payments of income taxes	$246.5	$700.6	$969.0
The 2017 Tax Act provides an election to taxpayers subject to the Toll Tax to make payments over an eight year period with the first payment due on the original filing due date of the 2017 federal income tax return. We intend to make this election; therefore, future cash payments of income taxes will include the Toll Tax installments.
Following is a reconciliation of the income tax expense applying the U.S. federal statutory rate to income before income taxes to reported income tax expense:

	2017	2016	2015
Income tax at the U.S. federal statutory tax rate	$769.1	$1,180.9	$976.5
Add (deduct):
International operations, including Puerto Rico	(428.9)	(313.7)	(565.2)
General business credits	(66.8)	(58.3)	(69.2)
2017 Tax Act - provisional	1,914.0	—	—
Non-deductible acquired IPR&D - CoLucid (Note 3)	300.1	—	—
Other	(86.0)	(172.5)	39.5
Income taxes	$2,401.5	$636.4	$381.6
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2017	2016	2015
Beginning balance at January 1	$853.4	$1,066.6	$1,338.8
Additions based on tax positions related to the current year	133.8	73.4	131.3
Additions for tax positions of prior years	97.5	14.8	116.6
Reductions for tax positions of prior years	(59.3)	(15.2)	(45.2)
Settlements	(2.4)	(171.9)	(446.2)
Lapses of statutes of limitation	(19.3)	(110.0)	(4.0)
Changes related to the impact of foreign currency translation	10.8	(4.3)	(24.7)
Ending balance at December 31	$1,014.5	$853.4	$1,066.6
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $670.9 million and $382.8 million at December 31, 2017 and 2016, respectively.
We file income tax returns in the U.S. federal jurisdiction and various state, local, and non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations in most major taxing jurisdictions for years before 2010.
The U.S. examination of tax years 2010-2012 commenced during the fourth quarter of 2013. In December 2015, we executed a closing agreement with the Internal Revenue Service which effectively settled certain matters for tax years 2010-2012. Accordingly, we reduced our gross uncertain tax positions by approximately $320 million in 2015. During 2016, we effectively settled the remaining matters related to tax years 2010-2012. As a result of this resolution, our gross uncertain tax positions were further reduced by approximately $140 million, and our consolidated results of operations benefited from an immaterial reduction in income tax expense. During 2016, we made cash payments of approximately $150 million related to tax years 2010-2012 after application of available tax credit carryforwards and carrybacks. The U.S. examination of tax years 2013-2015 began in 2016. While we believe it is reasonably possible that this audit could reach resolution within the next 12 months, the IRS examination of tax years 2013-2015 remains ongoing. Therefore, it is not possible to reasonably estimate the change to unrecognized tax benefits and the related future cash flows.
We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized income tax (benefit) expense related to interest and penalties as follows:

	2017	2016	2015
Income tax (benefit) expense	$27.4	$(52.5)	$13.2

At December 31, 2017 and 2016, our accruals for the payment of interest and penalties totaled $170.7 million and $134.9 million, respectively.
Note 14: Retirement Benefits
We use a measurement date of December 31 to develop the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheets at December 31 for our defined benefit pension and retiree health benefit plans, which were as follows:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$12,455.9	$11,719.2	$1,494.6	$1,467.4
Service cost	331.3	277.7	46.4	39.1
Interest cost	413.4	420.8	52.9	53.2
Actuarial (gain) loss	1,580.5	806.5	40.0	50.9
Benefits paid	(486.3)	(454.5)	(60.1)	(59.8)
Plan amendments	—	—	—	(35.8)
Curtailment	90.4	—	105.2	—
Special termination benefit	317.2	—	37.5	—
Foreign currency exchange rate changes and other adjustments	396.0	(313.8)	12.0	(20.4)
Benefit obligation at end of year	15,098.4	12,455.9	1,728.5	1,494.6

Change in plan assets:
Fair value of plan assets at beginning of year	10,179.7	9,995.6	1,961.2	1,943.7
Actual return on plan assets	1,447.6	853.4	462.0	68.9
Employer contribution	414.3	110.2	9.1	8.4
Benefits paid	(486.3)	(454.5)	(60.1)	(59.8)
Foreign currency exchange rate changes and other adjustments	289.2	(325.0)	0.2	—
Fair value of plan assets at end of year	11,844.5	10,179.7	2,372.4	1,961.2

Funded status	(3,253.9)	(2,276.2)	643.9	466.6
Unrecognized net actuarial loss	5,645.5	4,915.7	182.0	458.8
Unrecognized prior service (benefit) cost	15.2	21.7	(395.0)	(525.1)
Net amount recognized	$2,406.8	$2,661.2	$430.9	$400.3

Amounts recognized in the consolidated balance sheet consisted of:
Sundry	$106.8	$29.7	$869.0	$689.3
Other current liabilities	(64.8)	(68.0)	(7.1)	(6.7)
Accrued retirement benefits	(3,295.9)	(2,237.9)	(218.0)	(216.0)
Accumulated other comprehensive (income) loss before income taxes	5,660.7	4,937.4	(213.0)	(66.3)
Net amount recognized	$2,406.8	$2,661.2	$430.9	$400.3
The unrecognized net actuarial loss and unrecognized prior service cost (benefit) have not yet been recognized in net periodic pension costs and are included in AOCL at December 31, 2017.
The workforce reduction plan initiated in 2017 included a curtailment loss of $159.0 million and a special termination benefit of $354.7 million as a result of a remeasurement as of October 31, 2017. The special termination benefits related to early retirement incentives offered as part of a voluntary early retirement program for the U.S. plan in the fourth quarter of 2017. This program allowed certain employees the opportunity to voluntarily leave the Company.

During 2018, we expect the following components of AOCL to be recognized as components of net periodic benefit cost:

	Defined Benefit Pension Plans	Retiree Health Benefit Plans
Unrecognized net actuarial loss	$366.1	$9.5
Unrecognized prior service (benefit) cost	5.1	(81.3)
Total	$371.2	$(71.8)
We do not expect any plan assets to be returned to us in 2018.
The following represents our weighted-average assumptions as of December 31:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
(Percents)	2017	2016	2015	2017	2016	2015
Discount rate for benefit obligation	3.4%	3.9%	4.3%	3.7%	4.3%	4.5%
Discount rate for net benefit costs	3.9	4.3	4.0	4.3	4.5	4.1
Rate of compensation increase for benefit obligation	3.4	3.4	3.4
Rate of compensation increase for net benefit costs	3.4	3.4	3.4
Expected return on plan assets for net benefit costs	7.4	7.4	7.4	8.0	8.0	8.0
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
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	2018	2019	2020	2021	2022	2023-2027
Defined benefit pension plans	$603.9	$601.4	$611.6	$621.4	$639.5	$3,455.8
Retiree health benefit plans	92.8	94.8	96.5	98.7	98.5	496.3
Amounts relating to defined benefit pension plans with projected benefit obligations in excess of plan assets were as follows at December 31:

	2017	2016
Projected benefit obligation	$13,025.0	$10,597.0
Fair value of plan assets	9,664.3	8,291.2
Amounts relating to defined benefit pension plans and retiree health benefit plans with accumulated benefit obligations in excess of plan assets were as follows at December 31:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2017	2016	2017	2016
Accumulated benefit obligation	$11,956.7	$9,805.4	$225.1	$222.7
Fair value of plan assets	9,639.4	8,285.2	—	—
The total accumulated benefit obligation for our defined benefit pension plans was $13.90 billion and $11.49 billion at December 31, 2017 and 2016, respectively.

Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2017	2016	2015	2017	2016	2015
Components of net periodic (benefit) cost:
Service cost	$331.3	$277.7	$315.7	$46.4	$39.1	$45.1
Interest cost	413.4	420.8	476.8	52.9	53.2	62.6
Expected return on plan assets	(776.0)	(752.1)	(782.3)	(160.7)	(150.2)	(150.0)
Amortization of prior service (benefit) cost	5.7	11.8	10.4	(90.0)	(85.8)	(91.1)
Recognized actuarial loss	288.2	285.6	383.2	18.4	19.1	38.0
Curtailment	93.5	—	—	65.5	—	—
Special termination benefit	317.2	—	—	37.5	—	—
Net periodic (benefit) cost	$673.3	$243.8	$403.8	$(30.0)	$(124.6)	$(95.4)
As of January 1, 2016, we changed the method used to estimate the service and interest cost components of the net periodic pension and retiree health benefit plan costs. This new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve to the projected cash outflows of our obligations. Previously, those costs were determined using a single weighted-average discount rate. The new method provides a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the specific spot yield curve rates. The change did not affect the measurement of the total benefit obligations as the change in service and interest costs is recorded in the actuarial gains and losses recorded in AOCL. We have accounted for this change as a change in estimate prospectively.
The following represents the amounts recognized in other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2017	2016	2015	2017	2016	2015
Actuarial gain (loss) arising during period	$(915.1)	$(725.2)	$120.4	$261.3	$(132.2)	$48.6
Plan amendments during period	—	—	0.4	—	35.8	—
Curtailment	3.2	—	—	(39.7)	—	—
Amortization of prior service (benefit) cost included in net income	5.7	11.8	10.4	(90.0)	(85.8)	(91.1)
Amortization of net actuarial loss included in net income	288.2	285.6	383.2	18.4	19.1	38.0
Foreign currency exchange rate changes and other	(105.3)	75.6	58.8	(3.3)	2.5	4.2
Total other comprehensive income (loss) during period	$(723.3)	$(352.2)	$573.2	$146.7	$(160.6)	$(0.3)
We have defined contribution savings plans that cover our eligible employees worldwide. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save. Our contributions to the plans are based on employee contributions and the level of our match. Expenses under the plans totaled $169.1 million, $175.0 million, and $162.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
We provide certain other postemployment benefits primarily related to disability benefits and accrue for the related cost over the service lives of employees. Expenses associated with these benefit plans for the years ended December 31, 2017, 2016, and 2015 were not material.

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

The fair values of our defined benefit pension plan and retiree health plan assets as of December 31, 2017 by asset category are as follows:

		Fair Value Measurements Using
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Valued at Net Asset Value(1)
Defined Benefit Pension Plans
Public equity securities:
U.S.	$466.2	$199.6	$—	$—	$266.6
International	2,934.2	955.1	—	—	1,979.1
Fixed income:
Developed markets	3,182.9	28.7	2,468.2	—	686.0
Developed markets - repurchase agreements	(1,372.9)	—	(1,372.9)	—	—
Emerging markets	584.7	4.2	252.0	3.1	325.4
Private alternative investments:
Hedge funds	2,984.6	—	—	—	2,984.6
Equity-like funds	1,639.6	—	—	16.8	1,622.8
Real estate	563.9	338.6	—	—	225.3
Other	861.3	119.2	602.8	2.2	137.1
Total	$11,844.5	$1,645.4	$1,950.1	$22.1	$8,226.9

Retiree Health Benefit Plans
Public equity securities:
U.S.	$43.0	$19.4	$—	$—	$23.6
International	182.5	61.3	—	—	121.2
Fixed income:
Developed markets	71.2	—	63.5	—	7.7
Emerging markets	53.1	—	24.4	0.3	28.4
Private alternative investments:
Hedge funds	256.0	—	—	—	256.0
Equity-like funds	137.0	—	—	1.6	135.4
Cash value of trust owned insurance contract	1,524.6	—	1,524.6	—	—
Real estate	33.0	33.0	—	—	—
Other	72.0	15.0	50.5	0.2	6.3
Total	$2,372.4	$128.7	$1,663.0	$2.1	$578.6
(1) Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
No material transfers between Level 1, Level 2, or Level 3 occurred during the year ended December 31, 2017. The activity in the Level 3 investments during the year ended December 31, 2017 was not material.

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
In 2018, we expect to contribute approximately $50 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. Additional discretionary contributions are not expected to be significant.
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
Alimta Patent Litigation and Administrative Proceedings
A number of generic manufacturers are seeking approvals in the U.S., Japan, and a number of countries in Europe to market generic forms of Alimta prior to the expiration of our vitamin regimen patents, alleging that those patents are invalid, not infringed, or both. We believe our Alimta vitamin regimen patents are valid and enforceable against these generic manufacturers. However, it is not possible to determine the ultimate outcome of the proceedings, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. We expect that a loss of exclusivity for Alimta would result in a rapid and severe decline in future revenue for the product in the relevant market.
U.S. Patent Litigation and Administrative Proceedings
In the U.S., more than 10 Abbreviated New Drug Applications (ANDAs) seeking approval to market generic versions of Alimta prior to the expiration of our vitamin regimen patent (expiring in 2021 plus pediatric exclusivity expiring in 2022) have been filed by a number of companies, including Teva Parenteral Medicines, Inc. (Teva) and APP Pharmaceuticals, LLC (APP) pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). We have received favorable decisions from the U.S. Court of Appeals for the Federal Circuit (affirming the U.S. District Court for the Southern District of Indiana’s decisions finding our U.S. vitamin regimen patent valid and infringed) against Teva, APP and two other defendants’ proposed products, and similar favorable judgments have been entered by the U.S. District Court for the Southern District of Indiana against five other companies. The remaining ANDA applicants have agreed to a stay pending the appeal of the inter partes review (IPR) described below. In October 2017, the U.S. Patent and Trademark Office (USPTO) issued written decisions in our favor following IPR of our vitamin regimen patent, finding that the generic company petitioners failed to show that the claims in our patent are unpatentable. A number of these challengers have filed an appeal.
We currently have pending lawsuits in the U.S. District Court for the Southern District of Indiana alleging infringement against Dr. Reddy's Laboratories (Dr. Reddy), Hospira, Inc. (Hospira), Actavis LLC, and Apotex Inc. in response to their alternative forms of pemetrexed products, and a similar lawsuit was filed in the U.S. District Court for Delaware against Eagle Pharmaceuticals, Inc. The trial against Dr. Reddy completed in February 2018 and we expect a decision in mid-2018. The trial against Hospira is scheduled for December 2018.
European Patent Litigation and Administrative Proceedings
In July 2017, the U.K. Supreme Court ruled that commercialization of certain salt forms of pemetrexed (the active ingredient in Alimta), including pemetrexed products diluted in saline or dextrose, by Actavis Group ehf and other Actavis companies (collectively, Actavis) directly infringe our vitamin regimen patents in the U.K., Italy, France, and Spain. In February 2016, the U.K. High Court ruled that Actavis’ commercialization of a different proposed product diluted in dextrose solution would not infringe the patent in the U.K., Italy, France, and Spain. This case has now been superseded by the U.K. Supreme Court's decision.
In June 2016, the German Federal Supreme Court granted our appeal against certain Actavis companies, vacating the prior German Court of Appeal’s ruling that our vitamin regimen patent in Germany would not be infringed by a dipotassium salt form of pemetrexed, and returned the case to the Court of Appeal to reconsider issues relating to infringement.
In separate proceedings in May 2016 and June 2016, the German courts confirmed preliminary injunctions against Hexal AG (Hexal), which had stated its intention to launch a generic disodium salt product diluted in saline solution in Germany, and ratiopharm GmbH (ratiopharm), a subsidiary of Teva, which had stated its intention to launch a proposed alternative salt form of pemetrexed product diluted in dextrose solution. The German Court of Appeal affirmed the preliminary injunction against ratiopharm in May 2017. The preliminary injunction against Hexal was not appealed. The preliminary injunctions against both Hexal and ratiopharm will remain in place pending the outcome of the cases on the merits. In late 2016, the German courts issued preliminary injunctions against two other companies that had stated their intentions to launch a proposed alternative salt form of pemetrexed product diluted in dextrose solution. Hexal, Stada Arzneimittel AG and ratiopharm have separately challenged the validity of our vitamin regimen patent before the German Federal Patent court. The hearing will take place in mid-2018. We do not anticipate any generic entry into the German market at least until either the Court of Appeal considers the issues remanded by the German Federal Supreme Court in the proceedings against Actavis, or if the injunctions are lifted.
Additional legal proceedings are ongoing in various national courts of other European countries. We are aware that generic competitors have received approval to market generic versions of pemetrexed in major European markets, and that a generic product is currently on the market in France. In the light of the U.K. Supreme Court judgment finding infringement in the U.K., France, Italy and Spain, Actavis has withdrawn its previously launched-at-risk generic products from these markets. We will continue to seek to remove any generic pemetrexed products launched at risk in European markets and defend the patent against validity challenges.
Japanese Administrative Proceedings
Three separate sets of demands for invalidation of our two vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). In February 2017, the Japan Intellectual Property High Court confirmed the decisions of the JPO upholding the validity of both our vitamin regime patents in the challenge initiated by Sawai Pharmaceutical Co., Ltd. and joined by three other companies. This decision is now final. In May 2017, the JPO resumed one of the two remaining sets of demands, brought by Nipro Corporation (Nipro). A decision from the JPO on the Nipro demand for invalidation is expected mid-2018. The other set of demands, brought by Hospira USA and Hospira Inc., remains suspended. If upheld through all challenges, these patents provide intellectual property protection for Alimta until June 2021. Notwithstanding our patents, generic versions of Alimta were approved in Japan starting in February 2016. We do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
Effient Patent Litigation and Administrative Proceedings
We, along with Daiichi Sankyo, Daiichi Sankyo, Inc., and Ube Industries (Ube) are engaged in U.S. patent litigation involving Effient brought pursuant to procedures set out in the Hatch-Waxman Act. More than 10 different companies have submitted ANDAs seeking approval to market generic versions of Effient prior to the expiration of Daiichi Sankyo’s and Ube’s patents (expiring in 2023) covering methods of using Effient with aspirin, and alleging the patents are invalid. Beginning in March 2014, we filed lawsuits in the U.S. District Court for the Southern District of Indiana against these companies, seeking a ruling that the patents are valid and infringed. We entered into a settlement related to the compound patent challenge and following which settlement, generic products launched in the U.S. in the third quarter of 2017. The remaining cases have been consolidated and stayed. The entry of generic competition has caused a rapid and severe decline in revenue for the product.
In 2015, several generic pharmaceutical companies filed petitions with the USPTO, requesting IPR of the method-of-use patents. In September 2016, the USPTO determined that the method-of-use patents are invalid. In December 2017, the U.S. court of Appeals for the Federal Circuit affirmed the USPTO’s decisions. Daiichi Sankyo and Ube filed a request for reconsideration. The consolidated lawsuit is currently stayed with respect to all parties pending the outcome of this appeal.
We believe the Effient method-of-use patents are valid and enforceable against these generic manufacturers. However, it is not possible to determine the outcome of the proceedings, and accordingly, we can provide no assurance that we will prevail.
Actos® Product Liability Litigation
We were named along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda) as a defendant in approximately 6,700 product liability cases in the U.S. related to the diabetes medication Actos, which we co-promoted with Takeda in the U.S. from 1999 until 2006. In general, plaintiffs in these actions alleged that Actos caused or contributed to their bladder cancer. Almost all of these cases were included as part of a resolution program announced by Takeda in April 2015 in which Takeda has paid approximately $2.4 billion to resolve the vast majority of the U.S. product liability lawsuits involving Actos. Although the vast majority of U.S. product liability lawsuits involving Actos are included in the resolution program, there may be additional cases pending against Takeda and us following completion of the resolution program.
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
Cymbalta® Product Liability Litigation
We were named as a defendant in a purported class-action lawsuit in the U.S. District Court for the Central District of California (now called Strafford et al. v. Eli Lilly and Company) involving Cymbalta. The plaintiffs, purporting to represent a class of all persons within the U.S. who purchased and/or paid for Cymbalta, asserted claims under the consumer protection statutes of four states, California, Massachusetts, Missouri, and New York, and sought declaratory, injunctive, and monetary relief for various alleged economic injuries arising from discontinuing treatment with Cymbalta. In December 2014, the district court denied the plaintiffs' motion for class certification. Plaintiffs filed a petition with the U.S. Court of Appeals for the Ninth Circuit requesting permission to file an interlocutory appeal of the denial of class certification, which was denied. Plaintiffs filed a second motion for certification under the consumer protection acts of New York and Massachusetts. The district court denied that motion for class certification in July 2015. The district court dismissed the suits and plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. In June 2017, we moved to dismiss the appeal for lack of jurisdiction based on the U.S. Supreme Court's recent decision in Microsoft v. Baker. In November 2017, the U.S. Court of Appeals for the Ninth Circuit dismissed the suit. Plaintiffs continue to contest the dismissal.
We are named in approximately 140 lawsuits involving approximately 1,470 plaintiffs filed in various federal and state courts alleging injuries arising from discontinuation of treatment with Cymbalta. These include approximately 40 individual and multi-plaintiff cases filed in California state court, centralized in a California Judicial Counsel Coordination Proceeding pending in Los Angeles. The first individual product liability cases were tried in August 2015 and resulted in defense verdicts against four plaintiffs. We believe all these Cymbalta lawsuits and claims are without merit. We have reached a settlement framework that provides for a comprehensive resolution of nearly all of these personal injury claims, filed or unfiled, alleging injuries from discontinuing treatment with Cymbalta. There can be no assurances, however, that a final settlement will be reached.
Brazil–Employee Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. The plaintiffs allege that some employees at the facility were exposed to benzene and heavy metals; however, Lilly Brasil maintains that these alleged contaminants were never used in the facility. In May 2014, the labor court judge ruled against Lilly Brasil. The judge's ruling orders Lilly Brasil to undertake several actions of unspecified financial impact, including paying lifetime medical insurance for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. While we cannot currently estimate the range of reasonably possible financial losses that could arise in the event we do not ultimately prevail in the litigation, the judge has estimated the total financial impact of the ruling to be approximately 1.0 billion Brazilian real (approximately $300 million as of December 31, 2017) plus interest. We strongly disagree with the decision and filed an appeal in May 2014. We expect ruling on this appeal before the end of 2018.
We are also named in approximately 30 lawsuits filed in the same court by individual former employees making similar claims.
Lilly Brasil and Elanco Quimica Ltda. have been named in a lawsuit involving approximately 305 individuals alleging that the companies failed to provide warnings regarding exposure to heavy metals or proper equipment at the former Cosmopolis facility, and that this alleged failure could result in possible harm to employees, former employees, and their dependents. In June 2017, the court denied the plaintiffs' request for a preliminary injunction. In September 2017, the court dismissed the claims brought by all but the first named plaintiff. The plaintiffs are appealing that decision.
Lilly Brasil and Elanco Quimica Ltda. have also been named in a separate lawsuit involving approximately 105 individuals alleging that the companies failed to provide warnings regarding exposure to heavy metals or proper equipment at the former Cosmopolis facility, and that this alleged failure could result in possible harm to contractors and suppliers, and their dependents. In November 2017, the court dismissed the claims brought by all but the first named plaintiff.
We believe all of these lawsuits are without merit and are prepared to defend against them vigorously.
Agri Stats, Inc.
Agri Stats, Inc., our subsidiary, has been named as a co-defendant in four antitrust suits, including one putative class-action, filed in the U.S. District Court for the Northern District of Illinois. Plaintiffs consist of private direct and indirect purchasers of broiler chickens who allege that the defendants engaged in a conspiracy to limit U.S. chicken production and inflate prices. We believe these claims are without merit and are prepared to defend against them vigorously.
Product Liability Insurance
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims in the future. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.

Note 16: Other Comprehensive Income (Loss)
The following table summarizes the activity related to each component of other comprehensive income (loss):

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2015	$(498.4)	$99.7	$(3,402.0)	$(191.1)	$(3,991.8)

Other comprehensive income (loss) before reclassifications	(861.8)	38.6	155.0	(36.9)	(705.1)
Net amount reclassified from accumulated other comprehensive loss	—	(128.2)	234.9	9.5	116.2
Net other comprehensive income (loss)	(861.8)	(89.6)	389.9	(27.4)	(588.9)

Balance at December 31, 2015	(1,360.2)	10.1	(3,012.1)	(218.5)	(4,580.7)

Other comprehensive income (loss) before reclassifications	(581.6)	206.7	(518.7)	(2.2)	(895.8)
Net amount reclassified from accumulated other comprehensive loss	74.5	7.2	159.2	9.8	250.7
Net other comprehensive income (loss)	(507.1)	213.9	(359.5)	7.6	(645.1)

Balance at December 31, 2016(1)	(1,867.3)	224.0	(3,371.6)	(210.9)	(5,225.8)

Other comprehensive income (loss) before reclassifications	664.6	(15.7)	(543.4)	8.5	114.0
Net amount reclassified from accumulated other comprehensive loss	8.1	(110.6)	153.4	9.6	60.5
Net other comprehensive income (loss)	672.7	(126.3)	(390.0)	18.1	174.5

Reclassifications of stranded tax effects - provisional (Note 2)	(38.8)	15.8	(579.1)	(41.5)	(643.6)

Ending balance at December 31, 2017(2)	$(1,233.4)	$113.5	$(4,340.7)	$(234.3)	$(5,694.9)
(1) Accumulated other comprehensive loss as of December 31, 2016 consists of $5,274.0 million of accumulated other comprehensive loss attributable to controlling interest and $48.2 million of accumulated other comprehensive income attributable to non-controlling interest.
(2) Accumulated other comprehensive loss as of December 31, 2017 consists of $5,718.6 million of accumulated other comprehensive loss attributable to controlling interest and $23.7 million of accumulated other comprehensive income attributable to non-controlling interest.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the years ended December 31, were as follows:

Tax benefit (expense)	2017	2016	2015
Foreign currency translation gains/losses	$170.8	$(70.6)	$(2.0)
Unrealized net gains/losses on securities	55.0	(89.2)	48.5
Defined benefit pension and retiree health benefit plans	186.6	153.3	(183.0)
Effective portion of cash flow hedges	(9.7)	(4.1)	14.6
Benefit/(provision) for income taxes allocated to other comprehensive income (loss) items	$402.7	$(10.6)	$(121.9)
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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2017	2016	2015
Amortization of retirement benefit items:
Prior service benefits, net	$(84.3)	$(74.0)	$(80.7)	(1)
Actuarial losses	306.6	304.7	421.2	(1)
Total before tax	222.3	230.7	340.5
Tax benefit	(68.9)	(71.5)	(105.6)	Income taxes
Net of tax	153.4	159.2	234.9

Unrealized gains/losses on available-for-sale securities:
Realized gains, net	(170.2)	(16.1)	(209.3)	Other—net, (income) expense
Impairment losses	—	27.3	12.0	Other—net, (income) expense
Total before tax	(170.2)	11.2	(197.3)
Tax (benefit) expense	59.6	(4.0)	69.1	Income taxes
Net of tax	(110.6)	7.2	(128.2)

Other, net of tax (2)	17.7	84.3	9.5	Other—net, (income) expense
Total reclassifications for the period, net of tax	$60.5	$250.7	$116.2
(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 14).
(2) Amount for year ended December 31, 2016 included primarily $74.5 million of foreign currency translation losses.

Note 17: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	2017	2016	2015
Interest expense	$225.0	$185.2	$161.2
Interest income	(167.3)	(108.7)	(87.0)
Venezuela charge	—	203.9	—
Debt extinguishment loss (Note 10)	—	—	166.7
Other income	(110.1)	(195.6)	(341.5)
Other–net, (income) expense	$(52.4)	$84.8	$(100.6)
For the years ended December 31, 2017, 2016, and 2015, other income is primarily related to net gains on investments (Note 7).
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
Our human pharmaceutical products segment includes the discovery, development, manufacturing, marketing, and sales of human pharmaceutical products worldwide in the following therapeutic areas: endocrinology, oncology, cardiovascular, neuroscience, immunology, and other. We lost patent exclusivity for the schizophrenia and bipolar mania indications in December 2015 and April 2016, respectively, for Zyprexa® in Japan. Generic versions of Zyprexa were launched in Japan in June 2016. We lost our patent exclusivity for Strattera® in the U.S. in May 2017, and generic versions of Strattera were approved in the same month. As described in Note 15, following the settlement related to the compound patent challenge for Effient, generic products launched in the U.S. in the third quarter of 2017. The entry of generic competition into these markets following the loss of effective patent protection has caused a rapid and severe decline in revenue for the affected products. We lost our compound patent protection for Cialis® (tadalafil) and Adcirca® (tadalafil) in major European markets in November 2017. We also lost compound patent protection for Cialis and Adcirca in the U.S. in November 2017; however, we now expect U.S. exclusivity for Cialis to end at the earliest in late September 2018.
Our animal health segment, operating through our Elanco animal health division, includes the development, manufacturing, marketing, and sales of animal health products worldwide for both food and companion animals. Animal health products include Rumensin®, Posilac, Optaflexx®, Denagard®, Tylan®, Maxiban®, and other products for livestock and poultry, as well as Trifexis®, Interceptor®, Comfortis®, and other products for companion animals. The animal health segment amount for the year ended December 31, 2017 includes the results of operations from BIVIVP, which was acquired on January 3, 2017 (Note 3).
Most of our pharmaceutical products are distributed through wholesalers that serve pharmacies, physicians and other health care professionals, and hospitals. For the years ended December 31, 2017, 2016, and 2015, our three largest wholesalers each accounted for between 9 percent and 18 percent of consolidated total revenue. Further, they each accounted for between 14 percent and 22 percent of accounts receivable as of December 31, 2017 and 2016. Animal health products are sold primarily to wholesale distributors.
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

The following table summarizes our revenue activity:

	2017	2016	2015
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:

Endocrinology:
Humalog®	$2,865.2	$2,768.8	$2,841.9
Trulicity®	2,029.8	925.5	248.7
Forteo®	1,749.0	1,500.0	1,348.3
Humulin®	1,335.4	1,365.9	1,307.4
Trajenta	537.9	436.6	356.8
Jardiance	447.5	201.9	60.2
Basaglar	432.1	86.1	11.1
Other Endocrinology	688.3	798.0	862.4
Total Endocrinology	10,085.2	8,082.8	7,036.8

Oncology:
Alimta	2,062.5	2,283.3	2,493.1
Cyramza®	758.3	614.1	383.8
Erbitux	645.9	687.0	485.0
Other Oncology	345.2	137.4	147.9
Total Oncology	3,811.9	3,721.8	3,509.8

Cardiovascular:
Cialis	2,323.1	2,471.6	2,310.7
Effient	388.9	535.2	523.0
Other Cardiovascular	159.1	218.6	234.3
Total Cardiovascular	2,871.1	3,225.4	3,068.0

Neuroscience:
Cymbalta(1)	757.2	930.5	1,027.6
Strattera	618.2	854.7	784.0
Zyprexa	581.2	725.3	940.3
Other Neuroscience	214.4	209.8	183.5
Total Neuroscience	2,171.0	2,720.3	2,935.4

Immunology:
Taltz®	559.2	113.1	—
Other Immunology	45.9	—	—
Total Immunology	605.1	113.1	—

Other human pharmaceutical products	241.3	200.5	227.7
Total human pharmaceutical products	19,785.7	18,063.9	16,777.7
Animal health products	3,085.6	3,158.2	3,181.0
Revenue	$22,871.3	$21,222.1	$19,958.7

	2017	2016	2015
Segment profits:
Human pharmaceutical products	$5,139.7	$4,010.0	$4,026.7
Animal health products	561.3	663.7	597.9
Total segment profits	$5,701.0	$4,673.7	$4,624.6

Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$5,701.0	$4,673.7	$4,624.6
Other profits (losses):
Amortization of intangible assets (Note 8)	(674.8)	(683.3)	(626.2)
Asset impairment, restructuring, and other special charges (Note 5)	(1,673.6)	(382.5)	(367.7)
Venezuela charge (Note 17)	—	(203.9)	—
Acquired in-process research and development (Notes 3 and 4)	(1,112.6)	(30.0)	(535.0)
Inventory fair value adjustment related to acquisitions(2) (Note 3)	(42.7)	—	(153.0)
Debt repurchase charges, net(3) (Note 10)	—	—	(152.7)
Consolidated income before taxes	$2,197.4	$3,374.0	$2,790.0
Numbers may not add due to rounding.
(1) Cymbalta revenues benefited from reductions to the reserve for expected product returns of approximately $175 million during the year ended December 31, 2016.
(2) Inventory fair value adjustments in 2017 and 2015 relate to our acquisitions of BIVIVP and Novartis AH, respectively.
(3) We recognized pretax net charges of $152.7 million for the year ended December 31, 2015, attributable to the debt extinguishment loss of $166.7 million from the purchase and redemption of certain fixed-rate notes, partially offset by net gains from non-hedging interest rate swaps and foreign currency transactions associated with the related issuance of euro-denominated notes.
Depreciation and software amortization expense included in our segment profits was as follows:

	2017	2016	2015
Human pharmaceutical products	$789.8	$723.4	$720.7
Animal health products	102.7	89.9	80.8
Total depreciation expense and software amortization included in segment profits	$892.5	$813.3	$801.5

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

	2017	2016	2015
Geographic Information
Revenue—to unaffiliated customers(1):
United States	$12,785.1	$11,506.2	$10,097.4
Europe	3,943.2	3,768.1	3,943.6
Japan	2,419.7	2,330.9	2,033.1
Other foreign countries	3,723.3	3,616.9	3,884.6
Revenue	$22,871.3	$21,222.1	$19,958.7

Long-lived assets(2):
United States	$5,013.4	$4,984.6	$4,576.8
Europe	2,550.1	2,140.7	2,306.4
Japan	155.1	92.4	89.2
Other foreign countries	1,761.7	1,776.8	1,724.2
Long-lived assets	$9,480.3	$8,994.5	$8,696.6
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.
(2) Long-lived assets consist of property and equipment, net, and certain sundry assets.

Note 19: Selected Quarterly Data (unaudited)

2017	Fourth	Third	Second	First
Revenue	$6,160.7	$5,658.0	$5,824.3	$5,228.3
Cost of sales	1,624.8	1,566.1	1,551.6	1,327.7
Operating expenses(1)	3,253.7	2,874.9	2,958.3	2,783.0
Acquired in-process research and development(2)	50.0	205.0	—	857.6
Asset impairment, restructuring, and other special charges(3)	1,003.2	406.5	50.0	213.9
Income before income taxes	284.1	591.6	1,260.5	61.2
Income taxes(4)	1,941.0	36.0	252.5	172.0
Net income (loss)	(1,656.9)	555.6	1,008.0	(110.8)
Earnings (loss) per share—basic	(1.58)	0.53	0.96	(0.10)
Earnings (loss) per share—diluted	(1.58)	0.53	0.95	(0.10)
Dividends paid per share	0.52	0.52	0.52	0.52
Common stock closing prices:
High	87.89	85.54	86.25	85.88
Low	81.94	77.07	76.98	74.58

2016	Fourth	Third	Second	First
Revenue	$5,760.5	$5,191.7	$5,404.8	$4,865.1
Cost of sales	1,466.0	1,400.9	1,465.0	1,323.0
Operating expenses(1)	3,240.7	2,801.8	2,958.5	2,694.9
Acquired in-process research and development	30.0	—	—	—
Asset impairment, restructuring, and other special charges	147.6	45.5	58.0	131.4
Income before income taxes	892.0	970.7	944.5	566.8
Income taxes	120.2	192.7	196.8	126.7
Net income	771.8	778.0	747.7	440.1
Earnings per share—basic	0.73	0.74	0.71	0.42
Earnings per share—diluted	0.73	0.73	0.71	0.41
Dividends paid per share	0.51	0.51	0.51	0.51
Common stock closing prices:
High	83.06	83.40	78.75	84.11
Low	65.97	76.85	72.57	69.06
(1) Includes research and development and marketing, selling, and administrative expenses.
(2) Acquired IPR&D charges in the first quarter were due to the CoLucid acquisition. See Note 3 for further discussion.
(3) Asset impairment, restructuring, and other special charges in the third quarter were primarily from asset impairments related to lower projected revenue for Posilac (rbST). In the fourth quarter, restructuring charges were primarily due to severance costs resulting from the U.S. voluntary early retirement program. See Note 5 for further discussion.
(4) Income taxes in the fourth quarter were due to the provisional charge resulting from the 2017 Tax Act. See Note 13 for further discussion.
Our common stock is listed on the New York Stock Exchange (NYSE) and the NYSE Euronext.

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
Based on our evaluation under this framework, we concluded that our internal control over financial reporting was effective as of December 31, 2017. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The internal control over financial reporting has been assessed by Ernst & Young LLP as of December 31, 2017. Their responsibility is to evaluate whether internal control over financial reporting was designed and operating effectively.

David A. Ricks	Joshua L. Smiley
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 20, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eli Lilly and Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eli Lilly and Company and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders‘ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company‘s auditor since 1940.
Indianapolis, Indiana
February 20, 2018

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Eli Lilly and Company
Opinion on Internal Control over Financial Reporting
We have audited Eli Lilly and Company and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eli Lilly and Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders‘ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Indianapolis, Indiana
February 20, 2018

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
Our management, with the participation of David A. Ricks, president and chief executive officer, and Joshua L. Smiley senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of December 31, 2017, and concluded that they are effective.
Internal Control over Financial Reporting
Mr. Ricks and Mr. Smiley provided a report on behalf of management on our internal control over financial reporting, in which management concluded that the company’s internal control over financial reporting is effective at December 31, 2017. In addition, Ernst & Young LLP, the company’s independent registered public accounting firm, provided an attestation report on the company’s internal control over financial reporting as of December 31, 2017. You can find the full text of management’s report and Ernst & Young’s attestation report in Item 8, and both reports are incorporated by reference in this Item.
Changes in Internal Controls
During the fourth quarter of 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance
Directors and Executive Officers
Information relating to our Board of Directors is found in our Proxy Statement to be dated on or about March 19, 2018 (the Proxy Statement) under “Board of Directors” and is incorporated in this report by reference.
Information relating to our executive officers is found at Item 1, "Business - Executive Officers of the Company.”
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
Section 16(a) Reporting Compliance
Information about our compliance with Section 16(a) is found in our Proxy Statement under “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this report by reference.

Item 11.	Executive Compensation
Information on director compensation, executive compensation, and compensation committee matters can be found in the Proxy Statement under “Director Compensation,” "Committees of the Board of Directors - Compensation Committee," "Compensation Discussion and Analysis," and “Executive Compensation.” That information is incorporated in this report by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans
Information about our compensation plans under which shares of Lilly common stock have been authorized for issuance as of December 31, 2017 can be found in the Proxy Statement under “Item 6. Proposal to Approve the Amended and Restated 2002 Lilly Stock Plan” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
Information relating to three related person transactions and the board’s policies and procedures for approval of related person transactions can be found in the Proxy Statement under “Highlights of the Company’s Corporate Governance - Conflicts of Interest and Transactions with Related Persons.” That information is incorporated in this report by reference.
Director Independence
Information relating to director independence can be found in the Proxy Statement under “Director Independence” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
Information related to the fees and services of our principal independent accountants, Ernst & Young LLP, can be found in the Proxy Statement under “Item 3. Proposal to Ratify the Appointment of Principal Independent Auditor - Audit Committee Report - Services Performed by the Independent Auditor” and “Independent Auditor Fees.” That information is incorporated in this report by reference.

Item 15.	Exhibits and Financial Statement Schedules
(a)1.    Financial Statements
The following consolidated financial statements of the company and its subsidiaries are found at Item 8:

•	Consolidated Statements of Operations—Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Comprehensive Income—Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Balance Sheets—December 31, 2017 and 2016

•	Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2017, 2016, and 2015

•	Notes to Consolidated Financial Statements
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

(a)3.    Exhibits

2.1	Stock and Asset Purchase Agreement between Novartis AG and Eli Lilly and Company dated as of April 22, 2014

2.2	First Amendment to Stock and Asset Purchase Agreement between Novartis AG and Eli Lilly and Company dated as of December 17, 2014

3.1	Amended Articles of Incorporation

3.2	Bylaws, as amended

4.1	Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Deutsche Bank Trust Company Americas, as successor trustee to Citibank, N.A., Trustee

4.2	Agreement dated September 13, 2007 appointing Deutsche Bank Trust Company Americas as Successor Trustee under the Indenture listed above

10.1	2002 Lilly Stock Plan, as amended(1)

10.2	Form of Performance Award under the 2002 Lilly Stock Plan(1)

10.3	Form of Shareholder Value Award under the 2002 Lilly Stock Plan(1)

10.4	The Lilly Deferred Compensation Plan, as amended(1)

10.5	The Lilly Directors’ Deferral Plan, as amended(1)

10.6	The Eli Lilly and Company Bonus Plan, as amended(1)

10.7	The Eli Lilly and Company Executive Officer Incentive Plan(1)

10.8	2007 Change in Control Severance Pay Plan for Select Employees, as amended(1)

12	Statement re: Computation of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of David A. Ricks, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

32	Section 1350 Certification

101	Interactive Data File
(1) Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Eli Lilly and Company

By	/s/ David A. Ricks
David A. Ricks
President and Chief Executive Officer
February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2018 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ David A. Ricks	Chairman, President and Chief Executive Officer (principal executive officer)
David A. Ricks

/s/ Joshua L. Smiley	Senior Vice President and Chief Financial Officer (principal financial officer)
JOSHUA L. SMILEY

/s/ Donald A. Zakrowski	Vice President, Finance and Chief Accounting Officer (principal accounting officer)
DONALD A. ZAKROWSKI

/s/ Ralph Alvarez	Chairman of the Board
RALPH ALVAREZ

/s/ Katherine Baicker, Ph.D.	Director
KATHERINE BAICKER, Ph.D.

/s/ Carolyn R. Bertozzi, Ph.D.	Director
CAROLYN R. BERTOZZI, Ph.D.

/s/ Michael L. Eskew	Director
MICHAEL L. ESKEW

/s/ J. Erik Fyrwald	Director
J. ERIK FYRWALD

/s/ R. David Hoover	Director
R. DAVID HOOVER

/s/ Jamere Jackson	Director
JAMERE JACKSON

/s/ William G. Kaelin, Jr., M.D.	Director
WILLIAM G. KAELIN, JR., M.D.

/s/ Juan R. Luciano	Director
JUAN R. LUCIANO

/s/ Ellen R. Marram	Director
ELLEN R. MARRAM
/s/ Marschall S. Runge, M.D., Ph.D.	Director
MARSCHALL S. RUNGE, M.D., Ph.D.

/s/ Kathi P. Seifert	Director
KATHI P. SEIFERT

/s/ Jackson P. Tai	Director
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
Incorporated by reference to Exhibit 2.2 to the Company's Report on Form 10-K for the year ended December 31, 2014

3.1	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 2013

3.2	Bylaws, as amended	Bylaws, as amended, are incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated on August, 29, 2017

4.1	Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Deutsche Bank Trust Company Americas, as successor trustee to Citibank, N.A., Trustee	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-186979

4.2	Agreement dated September 13, 2007 appointing Deutsche Bank Trust Company Americas as Successor Trustee under the Indenture listed above	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-06351, Film No. 09640420)

10.1	2002 Lilly Stock Plan, as amended	Incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2012

10.2	Form of Performance Award under the 2002 Lilly Stock Plan	Attached

10.3	Form of Shareholder Value Award under the 2002 Lilly Stock Plan	Attached

10.4	The Lilly Deferred Compensation Plan, as amended	Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the year ended December 31, 2013

10.5	The Lilly Directors’ Deferral Plan, as amended	Incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2017

10.6	The Eli Lilly and Company Bonus Plan, as amended	Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 2013

10.7	The Eli Lilly and Company Executive Officer Incentive Plan	Incorporated by reference to Appendix B to the Company’s proxy statement on Schedule 14A filed March 7, 2011 (SEC File No. 001-06351, Film No. 11666753)

Exhibit		Location

10.8	2007 Change in Control Severance Pay Plan for Select Employees, as amended	Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 2010 (SEC File No. 001-06351, Film No. 101149876)

12	Statement re: Computation of Ratio of Earnings to Fixed Charges	Attached

21	List of Subsidiaries	Attached

23	Consent of Registered Independent Public Accounting Firm	Attached

31.1	Rule 13a-14(a) Certification of David A. Ricks, President and Chief Executive Officer	Attached

31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer	Attached

32	Section 1350 Certification	Attached

101	Interactive Data File	Attached