Form 10-Q
period 2018-03-31
LILLY ELI & CO
filed 2018-04-27
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED MARCH 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of April 23, 2018:

Class	Number of Shares Outstanding
Common	1,085,430,420

Eli Lilly and Company
Form 10-Q
For the Quarter Ended March 31, 2018

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
In particular, information appearing under “Management's Discussion and Analysis of Results of Operations and Financial Condition” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we (Lilly or the company) express an expectation or belief as to future results or events, it is based on management's current plans and expectations, expressed in good faith and believed to have a reasonable basis. However, we can give no assurance that any such expectation or belief will result or will be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•	changes in tax law;

•	changes in foreign currency exchange rates, interest rates, and inflation;

•	asset impairments and restructuring charges;

•	changes in accounting standards promulgated by the Financial Accounting Standards Board and the Securities and Exchange Commission (SEC);

•	acquisitions and business development transactions and related integration costs;

•	the strategic review of our animal health business, including any potential initial public offering, merger, sale, or retention of the business;

•	information technology system inadequacies or operating failures;

•	reliance on third-party relationships and outsourcing arrangements; and

•	the impact of global macroeconomic conditions.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017, particularly under the captions “Risk Factors.”
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$5,700.0	$5,228.3
Costs, expenses, and other:
Cost of sales	1,571.3	1,347.9
Research and development	1,176.9	1,258.3
Marketing, selling, and administrative	1,500.0	1,567.7
Acquired in-process research and development (Note 3)	—	857.6
Asset impairment, restructuring, and other special charges (Note 5)	78.3	213.9
Other–net, (income) expense (Note 12)	(67.5)	(78.3)
	4,259.0	5,167.1
Income before income taxes	1,441.0	61.2
Income taxes (Note 8)	223.6	172.0
Net income (loss)	$1,217.4	$(110.8)

Earnings (loss) per share:
Basic	$1.16	$(0.10)
Diluted	$1.16	$(0.10)
Shares used in calculation of earnings (loss) per share:
Basic	1,048.0	1,056.3
Diluted	1,049.8	1,056.3

Dividends paid per share	$0.5625	$0.52
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$1,217.4	$(110.8)
Other comprehensive income, net of tax (Note 11) (1)	386.3	198.7
Comprehensive income	$1,603.7	$87.9
(1) Other comprehensive income for the three months ended March 31, 2018 was all attributable to controlling interest. Other comprehensive income for the three months ended March 31, 2017 consisted of $209.7 million of other comprehensive income attributable to controlling interest and $(11.0) million of other comprehensive income (loss) attributable to non-controlling interest.
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$3,084.3	$6,536.2
Short-term investments (Note 6)	1,705.2	1,497.9
Accounts receivable, net of allowances of $40.1 (2018) and $38.7 (2017)	4,495.1	4,546.3
Other receivables	775.6	715.9
Inventories	4,631.3	4,458.3
Prepaid expenses and other	1,570.0	1,447.5
Total current assets	16,261.5	19,202.1
Other Assets
Investments (Note 6)	5,375.1	5,678.8
Goodwill	4,412.4	4,370.1
Other intangibles	3,920.0	4,029.2
Deferred tax assets	3,681.6	1,166.4
Sundry	1,746.8	1,707.9
Total other assets	19,135.9	16,952.4
Property and equipment, net of accumulated depreciation of $9,539.6 (2018) and $9,264.6 (2017)	8,958.2	8,826.5
Total assets	$44,355.6	$44,981.0
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$2,304.2	$3,706.6
Accounts payable	1,267.4	1,410.7
Employee compensation	588.1	997.9
Sales rebates and discounts	4,348.0	4,465.1
Dividends payable	—	590.6
Income taxes payable	693.0	532.9
Other current liabilities	2,346.3	2,832.1
Total current liabilities	11,547.0	14,535.9
Other Liabilities
Long-term debt	9,393.5	9,940.5
Accrued retirement benefits (Note 9)	3,505.1	3,513.9
Long-term income taxes payable	3,748.1	3,776.5
Other noncurrent liabilities	1,574.1	1,546.3
Total other liabilities	18,220.8	18,777.2
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders’ Equity (Note 7)
Common stock	680.8	687.9
Additional paid-in capital	5,758.0	5,817.8
Retained earnings	16,608.2	13,894.1
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(5,437.5)	(5,718.6)
Cost of common stock in treasury	(69.3)	(75.8)
Total Eli Lilly and Company shareholders’ equity	14,527.0	11,592.2
Noncontrolling interests	60.8	75.7
Total equity	14,587.8	11,667.9
Total liabilities and equity	$44,355.6	$44,981.0
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$1,217.4	$(110.8)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and amortization	422.8	386.9
Change in deferred income taxes	(22.7)	128.8
Stock-based compensation expense	68.0	69.3
Acquired in-process research and development	—	857.6
Other changes in operating assets and liabilities, net of acquisitions	(1,270.0)	(995.0)
Other non-cash operating activities, net	21.0	3.1
Net Cash Provided by Operating Activities	436.5	339.9
Cash Flows from Investing Activities
Net purchases of property and equipment	(236.5)	(169.0)
Proceeds from sales and maturities of short-term investments	450.7	1,168.4
Purchases of short-term investments	(112.2)	(289.4)
Proceeds from sales of noncurrent investments	310.5	528.0
Purchases of noncurrent investments	(561.6)	(945.9)
Cash paid for acquisitions, net of cash acquired (Note 3)	—	(882.1)
Purchase of in-process research and development (Note 3)	—	(831.8)
Other investing activities, net	(21.2)	(7.8)
Net Cash Used for Investing Activities	(170.3)	(1,429.6)
Cash Flows from Financing Activities
Dividends paid	(587.3)	(547.4)
Net change in short-term borrowings	(1,202.5)	497.5
Repayments of long-term debt	(800.3)	(630.2)
Purchases of common stock	(1,100.0)	—
Other financing activities, net	(176.4)	(195.6)
Net Cash Used for Financing Activities	(3,866.5)	(875.7)
Effect of exchange rate changes on cash and cash equivalents	148.4	0.2

Net decrease in cash and cash equivalents	(3,451.9)	(1,965.2)
Cash and cash equivalents at January 1	6,536.2	4,582.1
Cash and Cash Equivalents at March 31	$3,084.3	$2,616.9
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Tables present dollars in millions, except per-share data)
Note 1: Basis of Presentation and Revenue
We have prepared the accompanying unaudited consolidated condensed financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (GAAP). In our opinion, the financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operations for the periods shown. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. We issue our financial statements by filing with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing.
All per-share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares plus the effect of incremental shares from our stock-based compensation programs.
Adoption of Revenue Accounting Standard
Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers and other related updates (see Note 2 for additional discussion). The new standard has been applied to contracts for which performance had not been completed as of the date of adoption. For those contracts that were modified prior to the date of adoption, we reflected the aggregate effect of those modifications when determining the appropriate accounting under the new standard. We don’t believe the effect of applying this practical expedient resulted in material differences. Revenue presented for periods prior to 2018 was accounted for under previous standards and has not been adjusted. Revenue and net income for the three months ended March 31, 2018 do not differ materially from amounts that would have resulted from application of the previous standards.
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended March 31,
	2018	2017
Net product revenue	$5,341.5	$4,987.9
Collaboration and other revenue	358.5	240.4
Revenue	$5,700.0	$5,228.3
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements will include our share of profits from the collaboration, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 4 for additional information related to our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue from Trajenta™ and Jardiance® resulting from our collaboration with Boehringer Ingelheim discussed in Note 4. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers.
Net Product Revenue
Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which generally is at the time we ship the product to the customer. Payment terms differ by jurisdiction and customer, but payment terms in most of our major jurisdictions typically range from 30 to 75 days from date of shipment. Revenue for our product sales has not been adjusted for the effects of a financing component as we expect, at contract inception, that the period between when we transfer control of the product and when we receive payment will be one year or less. Any exceptions are either not material or we collect interest for payments made after the due date. Provisions for rebates and discounts, and returns are established in the same period the related sales are recognized. We generally ship product shortly after orders are received;

therefore, we generally only have a few days of orders received but not yet shipped at the end of any reporting period. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are imposed on our sales of product and collected from a customer.
Significant judgments must be made in determining the transaction price for our sales of products related to anticipated rebates and discounts, and returns. The following describe the most significant of these judgments:
Sales Rebates and Discounts - Background and Uncertainties

•
Most of our pharmaceutical products are sold to wholesalers that serve pharmacies, physicians and other health care professionals, and hospitals. Animal health products are sold to wholesale distributors. We initially invoice our customers at contractual list prices. Contracts with direct and indirect customers may provide for various rebates and discounts that may differ in each contract. As a consequence, to determine the appropriate transaction price for our product sales at the time we recognize a sale to a direct customer, we must estimate any rebates or discounts that ultimately will be due to the direct customer and other customers in the distribution chain under the terms of our contracts. Significant judgments are required in making these estimates.

•
The rebate and discount amounts are recorded as a deduction to arrive at our net product sales. Sales rebates and discounts that require the use of judgment in the establishment of the accrual include managed care, Medicare, Medicaid, chargebacks, long-term care, hospital, patient assistance programs, and various other programs. We estimate these accruals using an expected value approach.

•
The largest of our sales rebate and discount amounts are rebates associated with sales covered by managed care, Medicare, Medicaid, and chargeback contracts in the U.S. In determining the appropriate accrual amount, we consider our historical rebate payments for these programs by product as a percentage of our historical sales as well as any significant changes in sales trends (e.g., patent expiries and product launches), an evaluation of the current contracts for these programs, the percentage of our products that are sold via these programs, and our product pricing. Although we accrue a liability for rebates related to these programs at the time we record the sale, the rebate related to that sale is typically paid up to six months later. Because of this time lag, in any particular period our rebate adjustments may incorporate revisions of accruals for several periods.

•
Most of our rebates outside the U.S. are contractual or legislatively mandated and are estimated and recognized in the same period as the related sales. In some large European countries, government rebates are based on the anticipated budget for pharmaceutical payments in the country. An estimate of these rebates, updated as governmental authorities revise budgeted deficits, is recognized in the same period as the related sale.

Sales Returns - Background and Uncertainties

•
When product sales occur, to determine the appropriate transaction price for our sales, we estimate a reserve for future product returns related to those sales using an expected value approach. This estimate is based on several factors, including: historical return rates, expiration date by product (on average, approximately 24 months after the initial sale of a product to our customer), and estimated levels of inventory in the wholesale and retail channels, among others, as well as any other specifically-identified anticipated returns due to known factors such as the loss of patent exclusivity, product recalls and discontinuances, or a changing competitive environment. We maintain a returns policy that allows U.S. pharmaceutical customers to return product for dating issues within a specified period prior to and subsequent to the product's expiration date. Following the loss of exclusivity for a patent-dependent product, we expect to experience an elevated level of product returns as product inventory remaining in the wholesale and retail channels expires. Adjustments to the returns reserve have been and may in the future be required based on revised estimates to our assumptions, which would have an impact on our consolidated results of operations. We record the return amounts as a deduction to arrive at our net product sales. Once the product is returned, it is destroyed; we do not record a right of return asset. Our returns policies outside the U.S. are generally more restrictive than in the U.S. as returns are not allowed for reasons other than failure to meet product specifications in many countries. Our reserve for future product returns for product sales outside the U.S. is not material.

•
As a part of our process to estimate a reserve for product returns, we regularly review the supply levels of our significant products sold to major wholesalers in the U.S. and in major markets outside the U.S., primarily by reviewing periodic inventory reports supplied by our major wholesalers and available prescription volume information for our products, or alternative approaches. We attempt to maintain U.S. wholesaler inventory levels at an average of approximately one month or less on a consistent basis across our product portfolio. Causes of unusual wholesaler buying patterns include actual or anticipated product-supply issues, weather patterns, anticipated changes in the transportation network, redundant holiday stocking, and changes in wholesaler business operations. In the U.S., the current structure of our arrangements provides us with data on inventory levels at our wholesalers; however, our data on inventory levels in the retail channel is more limited. Wholesaler stocking and destocking activity historically has not caused any material changes in the rate of actual product returns.

•
Actual product returns have been less than 2 percent of our net revenue over each of the past three years and have not fluctuated significantly as a percentage of revenue, although fluctuations are more likely in periods following loss of patent exclusivity for major products in the U.S. market.

Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three months ended March 31, 2018, for product shipped in previous periods were not material.
Disaggregation of Revenue
Our disaggregated revenue is disclosed in Note 13.
Collaborations and Other Arrangements
We recognize several types of revenue from our collaborations and other arrangements, which we discuss in general terms immediately below and more specifically in Note 4 for each of our material collaborations and other arrangements. Our collaborations and other arrangements are not contracts with customers but are evaluated to determine whether any aspects of the arrangements are contracts with customers.

•
Revenue related to products we sell pursuant to these arrangements is included in net product revenue, while other sources of revenue (e.g., royalties and profit sharing from our partner) are included in collaboration and other revenue.

•
Initial fees and developmental milestones we receive in collaborative and other similar arrangements from the partnering of our compounds under development are generally deferred and amortized into income through the expected product approval date.

•	Profit-sharing due from our collaboration partners, which is based upon gross margins reported to us by our partners, is recognized as collaboration and other revenue as earned.

•
Royalty revenue from licensees, which is based on sales to third-parties of licensed products and technology, is recorded when the third-party sale occurs and the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). This royalty revenue is included in collaboration and other revenue.

•
For arrangements involving multiple goods or services (e.g., research and development, marketing and selling, manufacturing, and distribution), each required good or service is evaluated to determine whether it is distinct. If a good or service does not qualify as distinct, it is combined with the other non-distinct goods or services within the arrangement and these combined goods or services are treated as a single performance obligation for accounting purposes. The arrangement's transaction price is then allocated to each performance obligation based on the relative standalone selling price of each performance obligation. For arrangements that involve variable consideration where we have sold intellectual property, we recognize revenue based on estimates of the amount of consideration we believe we will be entitled to receive from the other party, subject to a constraint. These estimates are adjusted to reflect the actual amounts to be collected when those facts and circumstances become known.

•
Significant judgments must be made in determining the transaction price for our sales of intellectual property. Because of the risk that products in development will not receive regulatory approval, we generally do not recognize any contingent payments that would be due to us upon or after regulatory approval.

•
We have entered into arrangements whereby we transferred rights to products and committed to supply for a period of time. For those arrangements for which we concluded that the obligations were not distinct, any amounts received upfront are being amortized to revenue as net product sales over the period of the supply arrangement as the performance obligation is satisfied.

Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales rebates and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
We have the following amounts recorded for contract liabilities:

	March 31, 2018	December 31, 2017
Contract liabilities	$324.5	$335.2
The contract liabilities amount disclosed above as of March 31, 2018, is primarily related to:

•	The remaining license period of symbolic intellectual property, and

•	Obligations to supply product for a defined period of time.
Revenue recognized from contract liabilities as of January 1, 2018, during the three months ended March 31, 2018, were not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied will not be material in any one year.

Note 2: Implementation of New Financial Accounting Pronouncements
The following table provides a brief description of accounting standards that were effective January 1, 2018 and were adopted on that date:

Standard	Description	Effect on the financial statements or other significant matters
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

Application of the new standard to applicable contracts resulted in an increase of approximately $5 million to retained earnings as of January 1, 2018. Disclosures required by the new standard are included in Note 1 and Note 4.

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

We reclassified from accumulated other comprehensive loss the after-tax amount of net unrealized gains resulting in an increase to retained earnings of approximately $105 million. Adoption of this standard did not result in a material change in net income for the three months ended March 31, 2018.

Standard	Description	Effect on the financial statements or other significant matters
Accounting Standards Update 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
This standard requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of transfer. This standard requires a modified retrospective approach to adoption.

The cumulative effect of applying the standard resulted in an increase to deferred tax assets and retained earnings of approximately $2.5 billion. Adoption of this standard did not result in a material change in net income for the three months ended March 31, 2018.

Accounting Standards Update 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard was issued to improve the transparency and comparability among organizations by requiring entities to separate their net periodic pension cost and net periodic postretirement benefit cost into a service cost component and other components. Previously, the costs of the other components along with the service cost component were classified based upon the function of the employee. This standard requires entities to classify the service cost component in the same financial statement line item or items as other compensation costs arising from services rendered by pertinent employees. The other components of net benefit cost are now presented separately from the line items that include the service cost component. When applicable, the service cost component is now the only component eligible for capitalization. An entity should apply the new standard retrospectively for the classification of the service cost and other components and prospectively for the capitalization of the service cost component.

Upon adoption of this standard, pension and postretirement benefit cost components other than service costs are presented in other–net, (income) expense. The application of the new standard resulted in reclassification to other income of $63.2 million in the first quarter of 2017, while increasing cost of sales by $20.2 million, marketing, selling, and administrative expenses by $23.0 million, and research and development expenses by $20.0 million. We do not expect application of the new standard to have a material impact on an ongoing basis.

The following table provides a brief description of the accounting standard that has not yet been adopted and could have a material effect on our financial statements:

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
In addition to the acquisition of a business, we also acquired assets in development in the first quarter of 2017, which are further discussed in this note below in Asset Acquisitions. Upon acquisition, the acquired in-process research and development (IPR&D) charges related to these products were immediately expensed because the products had no alternative future use, resulting in acquired IPR&D charges of $857.6 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, we recorded no acquired IPR&D charges.
Acquisition of a Business
Boehringer Ingelheim Vetmedica, Inc. Vaccine Portfolio Acquisition
Overview of Transaction
In 2017, we acquired BIVIVP in an all-cash transaction for $882.1 million. Under the terms of the agreement, we acquired a manufacturing and research and development site, a U.S. vaccine portfolio, including vaccines used for the treatment of bordetella, Lyme disease, rabies, and parvovirus, among others.
Assets Acquired and Liabilities Assumed
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at January 3, 2017
Inventories	$108.6
Marketed products (1)	297.0
Property and equipment	148.2
Other assets and liabilities - net	8.2
Total identifiable net assets	562.0
Goodwill (2)	320.1
Total consideration transferred - net of cash acquired	$882.1
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
Asset Acquisitions
The following table and narrative summarize our asset acquisition during the three months ended March 31, 2017. There was no asset acquisition which resulted in acquired IPR&D expense during the three months ended March 31, 2018.

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
We acquired lasmiditan through the acquisition of CoLucid. Under the terms of the agreement, we acquired all shares of CoLucid for a cash purchase price of $831.8 million, net of cash acquired, plus net accrued liabilities assumed of $25.8 million. Substantially all of the value of CoLucid was related to lasmiditan, its only significant asset. The acquired IPR&D expense was not tax deductible.
In April 2018, we entered into a collaboration agreement with Sigilon Therapeutics (Sigilon) to develop encapsulated cell therapies for the potential treatment of type 1 diabetes. Sigilon will create proprietary products comprised of induced pluripotent stem cells engineered into differentiated insulin-producing pancreatic beta cells and encapsulated using Sigilon's Afibromer technology. We will receive an exclusive worldwide license to Sigilon's Afibromer technology for islet cell encapsulation. Under the terms of the agreement, we paid an upfront fee of $62.5 million and made an equity investment in Sigilon. We recorded acquired IPR&D expense of $66.9 million in the second quarter of 2018 related to this transaction. Sigilon will be responsible for all development activities and costs related to the collaboration until submission of an investigational new drug application (IND). After an IND is submitted, we will be responsible for all clinical development and commercialization activities and costs related to the collaboration.
Note 4: Collaborations and Other Arrangements
We often enter into collaborative and other similar arrangements to develop and commercialize drug candidates. Collaborative activities may include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These arrangements often require milestone and royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements or payments to the collaboration partner. See Note 1 for amounts of collaboration and other revenue recognized from these types of arrangements.
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
Boehringer Ingelheim Diabetes Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of diabetes compounds. Currently included in the collaboration are Boehringer Ingelheim’s oral diabetes products: Trajenta, Jentadueto®, Jardiance, Glyxambi®, and Synjardy®, as well as our basal insulin: Basaglar®.
The table below summarizes significant regulatory and commercialization events and milestones (deferred) capitalized for the compounds included in this collaboration:

	Year Launched			Milestones (Deferred) Capitalized (1)
Product Family	U.S.	Europe	Japan	Year	Amount
Trajenta (2)	2011	2011	2011	Cumulative (4) - all prior to 2017	$446.4
Jardiance (3)	2014	2014	2015	Cumulative (4) - all prior to 2017	299.5
Basaglar	2016	2015	2015	Cumulative (4) - all prior to 2017	(250.0)
(1) In connection with the regulatory approvals of Basaglar in the U.S., Europe, and Japan, milestone payments received were recorded as contract liabilities and are being amortized through the term of the collaboration (2029) to collaboration and other revenue. In connection with the regulatory approvals of Trajenta and Jardiance, milestone payments made were capitalized as intangible assets and are being amortized to cost of sales.
(2) Jentadueto is included in the Trajenta product family.
(3) Glyxambi and Synjardy are included in the Jardiance product family.
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
The following table summarizes our collaboration and other revenue recognized with respect to the Trajenta and Jardiance families of products and net product revenue recognized with respect to Basaglar:

	Three Months Ended March 31,
	2018	2017
Basaglar	$166.0	$46.0
Jardiance	151.0	74.0
Trajenta	141.1	113.0
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
The following table summarizes our revenue recognized with respect to Erbitux:

	Three Months Ended March 31,
	2018	2017
Net product revenue	$122.2	$131.3
Collaboration and other revenue	27.4	23.1
Revenue	$149.6	$154.4
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
Olumiant®
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte) which provides us the development and commercialization rights to its Janus tyrosine kinase inhibitor compound, now known as baricitinib (trade name Olumiant), and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent if the product is successfully commercialized. The agreement provides Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. Incyte exercised its option to co-develop Olumiant in rheumatoid arthritis in 2010 and psoriatic arthritis and atopic dermatitis in 2017. The agreement calls for payments by us to Incyte associated with certain development, success-based regulatory, and sales-based milestones. In 2016, we incurred milestone-related expenses of $55.0 million in connection with regulatory submissions in the U.S. and Europe, which were recorded as research and development expense. We capitalized as intangible assets $65.0 million in the first quarter of 2017 and $15.0 million of milestones in the third quarter of 2017 in connection with regulatory approvals in Europe and Japan, respectively, which are being amortized to cost of sales over the term of the collaboration. In the fourth quarter of 2017, we incurred milestone-related expense of $30.0 million as a result of the molecule moving into Phase III testing for the atopic dermatitis indication, which was recorded as research and development expense. As of March 31, 2018, Incyte is eligible to receive up to $250.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones, of which $100.0 million relates to the U.S. regulatory decision for a first indication. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
Effient®
We are in a collaborative arrangement with Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) to develop, market, and promote Effient. Marketing rights for major territories are shown below. We and Daiichi Sankyo each have exclusive marketing rights in certain other territories.

Territory	Marketing Rights	Selling Party
U.S.	Co-promotion	Lilly
Major European markets	Co-promotion	Daiichi Sankyo
Japan	Exclusive	Daiichi Sankyo
While major European markets are a co-promotion territory under the terms of our arrangement, Daiichi Sankyo exclusively promotes Effient in these markets.
The parties share approximately 50/50 in the profits, as well as in the costs of development and marketing in the co-promotion territories. A third party manufactures bulk product, and we produce the finished product for our exclusive and co-promotion territories, including the major European markets.
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
The following table summarizes our revenue recognized with respect to Effient:

	Three Months Ended March 31,
	2018	2017
Revenue	$31.6	$127.8

Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain, chronic low back pain, and cancer pain. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. As of March 31, 2018, Pfizer is eligible to receive up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.
Lanabecestat
We have a collaboration agreement with AstraZeneca for the worldwide co-development and co-commercialization of AstraZeneca’s lanabecestat, an oral beta-secretase cleaving enzyme (BACE) inhibitor being investigated for the potential treatment of Alzheimer’s disease. We are responsible for leading development efforts, while AstraZeneca will be responsible for manufacturing efforts. If successful, both parties will take joint responsibility for commercialization. Under the agreement, both parties share equally in the ongoing development costs and, if successful, in gross margins and certain other costs associated with commercialization of the molecule. As a result of the molecule moving into Phase III testing, we incurred a $100.0 million developmental milestone, which was recorded as research and development expense in 2016. In July 2017, as a result of the outcome of an interim analysis, we incurred a $50.0 million developmental milestone, which was recorded as research and development expense in the third quarter of 2017. As of March 31, 2018, AstraZeneca is eligible to receive up to $300.0 million of additional payments from us contingent upon the achievement of certain development and success-based regulatory milestones.
Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended March 31,
	2018	2017
Severance:
Human pharmaceutical products	$(0.1)	$113.1
Animal health products	7.5	55.6
Total severance	7.4	168.7
Asset impairment and other special charges - Animal health products	70.9	45.2
Total asset impairment, restructuring, and other special charges	$78.3	$213.9
The asset impairment, restructuring, and other special charges recognized during the three months ended March 31, 2018 are primarily associated with asset impairment, exit costs, and severance costs related to the decision to end Posilac® (rbST) production at the Augusta, Georgia manufacturing site. We are continuing to explore options related to exiting the site. We also incurred expenses associated with the ongoing review of strategic alternatives for the Elanco animal health business. Substantially all of the severance costs incurred during the three months ended March 31, 2018 are expected to be paid in the next 12 months.
Severance costs recognized during the three months ended March 31, 2017 were incurred as a result of actions taken to reduce our cost structure, as well as the integration of Novartis Animal Health (Novartis AH). Asset impairment and other special charges recognized during the three months ended March 31, 2017, resulted primarily from integration costs of Novartis AH, as well as asset impairments due to site closures.

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
Our equity investments are accounted for using three different methods depending on the type of equity investment. Investments in companies over which we have significant influence but not a controlling interest are accounted for using the equity method with our share of earnings or losses reported in other-net, (income) expense. For equity investments that do not have readily determinable fair values, we measure these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any change in recorded value is recorded in other-net, (income) expense. Our public equity investments are measured and carried at fair value. Any change in fair value is recognized in other-net, (income) expense. We review equity investments other than public equity investments for indications of impairment on a regular basis.
Our derivative activities are initiated within the guidelines of documented corporate risk-management policies and are intended to offset losses and gains on the assets, liabilities, and transactions being hedged. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.
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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2018, we had outstanding foreign currency forward commitments to purchase 1.50 billion U.S. dollars and sell 1.22 billion euro, commitments to purchase 1.86 billion euro and sell 2.29 billion U.S. dollars, commitments to purchase 425.5 million U.S. dollars and sell 45.15 billion Japanese yen, commitments to purchase 389.2 million British pounds and sell 548.1 million U.S. dollars, and commitments to purchase 312.2 million U.S. dollars and sell 221.7 million British pounds, which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $3.81 billion and $3.70 billion as of March 31, 2018 and December 31, 2017, respectively, and have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated and Swiss franc-denominated foreign operations. Our cross-currency interest rate swaps that convert a portion of our U.S. dollar-denominated floating rate debt to euro-denominated floating rate debt have also been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At March 31, 2018, substantially all of our total long-term debt is at a fixed rate. We have converted 24 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
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

	Three Months Ended March 31,
	2018	2017
Fair value hedges:
Effect from hedged fixed-rate debt	$(54.8)	$(7.5)
Effect from interest rate contracts	54.8	7.5
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	3.6	3.8
Net losses on foreign currency exchange contracts not designated as hedging instruments	16.7	37.2
During the three months ended March 31, 2018 and 2017, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2018	2017
Net investment hedges:
Foreign currency-denominated notes	$(107.7)	$(78.9)
Cross-currency interest rate swaps	(31.5)	(6.0)
During the next 12 months, we expect to reclassify $14.9 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at March 31, 2018 and December 31, 2017 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2018
Cash equivalents	$1,500.0	$1,500.0	$1,500.0	$—	$—	$1,500.0

Short-term investments:
U.S. government and agency securities	$185.8	$186.2	$185.8	$—	$—	$185.8
Corporate debt securities	1,418.4	1,422.9	—	1,418.4	—	1,418.4
Asset-backed securities	96.7	97.0	—	96.7	—	96.7
Other securities	4.3	4.3	—	4.3	—	4.3
Short-term investments	$1,705.2

Noncurrent investments:
U.S. government and agency securities	$336.7	$345.1	$336.7	$—	$—	$336.7
Corporate debt securities	3,181.3	3,223.7	—	3,181.3	—	3,181.3
Mortgage-backed securities	205.2	209.9	—	205.2	—	205.2
Asset-backed securities	623.0	627.7	—	623.0	—	623.0
Other securities	133.7	38.1	—	—	133.7	133.7
Marketable equity securities	300.9	131.0	300.9	—	—	300.9
Equity investments without readily determinable fair values (2)	355.6
Equity method investments (2)	238.7
Noncurrent investments	$5,375.1

December 31, 2017
Cash equivalents	$4,763.9	$4,763.9	$4,712.4	$51.5	$—	$4,763.9

Short-term investments:
U.S. government and agency securities	$217.8	$218.2	$217.8	$—	$—	$217.8
Corporate debt securities	1,182.3	1,183.2	—	1,182.3	—	1,182.3
Asset-backed securities	94.2	94.3	—	94.2	—	94.2
Other securities	3.6	3.6	—	3.6	—	3.6
Short-term investments	$1,497.9

Noncurrent investments:
U.S. government and agency securities	$360.0	$365.0	$360.0	$—	$—	$360.0
Corporate debt securities	3,464.3	3,473.5	—	3,464.3	—	3,464.3
Mortgage-backed securities	202.4	204.2	—	202.4	—	202.4
Asset-backed securities	653.9	656.0	—	653.9	—	653.9
Other securities	132.1	66.4	—	—	132.1	132.1
Marketable equity securities	281.3	131.0	281.3	—	—	281.3
Cost and equity method investments (2)	584.8
Noncurrent investments	$5,678.8
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments that do not have readily determinable fair values.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
March 31, 2018	$(1,494.3)	$—	$(1,492.8)	$—	$(1,492.8)
December 31, 2017	(2,696.8)	—	(2,690.6)	—	(2,690.6)
Long-term debt, including current portion
March 31, 2018	$(10,203.4)	$—	$(10,583.8)	$—	$(10,583.8)
December 31, 2017	(10,950.3)	—	(11,529.9)	—	(11,529.9)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2018
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Sundry	$4.1	$—	$4.1	$—	$4.1
Other current liabilities	(4.8)	—	(4.8)	—	(4.8)
Other noncurrent liabilities	(29.3)	—	(29.3)	—	(29.3)
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(38.5)	—	(38.5)	—	(38.5)
Other noncurrent liabilities	(42.5)	—	(42.5)	—	(42.5)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	5.5	—	5.5	—	5.5
Other current liabilities	(5.0)	—	(5.0)	—	(5.0)
Contingent consideration liabilities (1):
Other current liabilities	(153.7)	—	—	(153.7)	(153.7)
Other noncurrent liabilities	(46.2)	—	—	(46.2)	(46.2)

December 31, 2017
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$0.8	$—	$0.8	$—	$0.8
Sundry	35.1	—	35.1	—	35.1
Other current liabilities	(0.2)	—	(0.2)	—	(0.2)
Other noncurrent liabilities	(10.5)	—	(10.5)	—	(10.5)
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(33.4)	—	(33.4)	—	(33.4)
Other noncurrent liabilities	(26.0)	—	(26.0)	—	(26.0)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	26.8	—	26.8	—	26.8
Other current liabilities	(36.0)	—	(36.0)	—	(36.0)
Contingent consideration liabilities (1):
Other current liabilities	(208.0)	—	—	(208.0)	(208.0)
Other noncurrent liabilities	(45.2)	—	—	(45.2)	(45.2)
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

We determine our Level 1 and Level 2 fair value measurements based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. Level 3 fair value measurements for other investment securities are determined using unobservable inputs, including the investments' cost adjusted for impairments and price changes from orderly transactions. The fair values of equity method investments and investments measured under the measurement alternative for equity investments that do not have readily determinable fair values are not readily available.
Contingent consideration liabilities primarily include contingent consideration related to Erbitux, for which the fair value was estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant view for net sales in North America through September 2018 and an estimated discount rate. The amount to be paid is calculated as a tiered percentage of net sales (see Note 4) and will, therefore, vary directly with increases and decreases in net sales of Erbitux in North America. There is no cap on the amount that may be paid pursuant to this arrangement. The decrease in the fair value of the contingent consideration liabilities during the three months ended March 31, 2018 was due primarily to cash payments of $55.1 million related to Erbitux. The change in the fair value of the contingent consideration liabilities recognized in earnings during the three months ended March 31, 2018 and 2017 due to changes in time value of money was not material.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of March 31, 2018:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$6,047.1	$1,700.9	$3,885.6	$205.4	$255.2
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	March 31, 2018	December 31, 2017
Unrealized gross gains	$4.1	$184.7
Unrealized gross losses	69.4	47.5
Fair value of securities in an unrealized gain position	582.4	1,434.2
Fair value of securities in an unrealized loss position	5,132.2	4,692.8
A summary of the amount of unrealized gains and losses (pretax) recognized in our statement of operations for equity securities held as of March 31, 2018 is as follows:

Unrealized gain (loss), net	$18.7
We periodically assess our investment in available-for-sale securities for other-than-temporary impairment losses. There were no other-than-temporary impairment losses in either the three months ended March 31, 2018 or the three months ended March 31, 2017.
We periodically assess our investments in equity securities other than public equity securities for impairment losses. Impairment losses recognized on these equity securities in the three months ended March 31, 2018 were immaterial.
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
For equity securities, factors considered in assessing impairment losses include the financial condition and near term prospects of the issuer and general market conditions and industry specific factors.
As of March 31, 2018, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 90 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of March 31, 2018, we do not intend to sell, and it is not more likely than not that we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.

Activity related to our investment portfolio, substantially all of which related to equity and available-for-sale securities, was as follows:

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$592.6	$1,092.5
Realized gross gains on sales	2.1	51.7
Realized gross losses on sales	1.6	1.3
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Adjustments recorded to our equity investments without readily determinable fair values are based upon changes in the equity instrument's value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon the impairment considerations mentioned above. Adjustments recorded during the three months ended March 31, 2018 were immaterial.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $680.8 million and $723.2 million of accounts receivable as of March 31, 2018 and December 31, 2017, respectively, under these factoring arrangements. The cost of factoring such accounts receivable on our consolidated condensed results of operations for the three months ended March 31, 2018 and 2017 was not material.
Note 7: Shareholders’ Equity
During the three months ended March 31, 2018 and 2017, we repurchased $1.10 billion, or 14.1 million shares, and $60.0 million of shares, respectively, associated with our $5.00 billion share repurchase program announced in October 2013. A payment of $60.0 million was made in the fourth quarter of 2016 for shares repurchased in 2017. As of March 31, 2018, there were $950.7 million of shares remaining in that program.
Note 8: Income Taxes
During the three months ended March 31, 2018, we incurred $223.6 million of income tax expense. In December 2017, the President of the U.S. signed into law the Tax Cuts and Jobs Act (2017 Tax Act), which includes significant changes to the U.S. corporate income tax system, including a reduction in the corporate income tax rate, transition to a territorial tax system, and modifications to the international tax provisions. The changes that became effective January 1, 2018 resulted in a reduction to our tax expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. During the three months ended March 31, 2017, we incurred $172.0 million of income tax, despite earning $61.2 million of income before income taxes, as a result of the non-deductible $857.6 million acquired IPR&D charge for the acquisition of CoLucid.
At March 31, 2018, our accounting for the 2017 Tax Act is incomplete; however, we expect to complete our accounting by December 2018. As discussed in our 2017 Annual Report on Form 10-K, we recorded provisional adjustments for effects that we were able to reasonably estimate. Those effects included the one-time repatriation transition tax (also known as the 'Toll Tax'), re-measurement of deferred tax assets and liabilities, unremitted earnings, executive compensation, and uncertain tax positions. At year-end, we were not able to make reasonable estimates for Global Intangible Low-Taxed Income (GILTI) deferred taxes or valuation allowances; therefore, we did not record provisional amounts. We are still evaluating the effects of the GILTI provisions and assessing our valuation allowances, and we have not yet determined our accounting policy election with respect to GILTI deferred taxes or the application of intra-entity transfers of inventory; therefore, the estimated annual effective tax rate reflects GILTI as a period expense. For the first quarter of 2018, we have not made any additional measurement-period adjustments related to these provisional items as we are continuing to collect and analyze additional information as well as evaluate the interpretations and assumptions made. Updates to our calculations may result in material changes to the provisional adjustments recorded at year-end and the estimated annual effective tax rate.
The U.S. examination of tax years 2013-2015 began in 2016. While we believe it is reasonably possible that this audit could reach resolution within the next 12 months, the IRS examination of tax years 2013-2015 remains ongoing. Therefore, it is not possible to reasonably estimate the change to unrecognized tax benefits and the related future cash flows.
Note 9: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2018	2017
Components of net periodic benefit cost:
Service cost	$80.4	$78.9
Interest cost	112.6	102.4
Expected return on plan assets	(212.5)	(194.0)
Amortization of prior service cost	1.2	1.4
Recognized actuarial loss	90.4	72.7
Net periodic benefit cost	$72.1	$61.4

	Retiree Health Benefit Plans
	Three Months Ended March 31,
	2018	2017
Components of net periodic benefit income:
Service cost	$10.7	$11.2
Interest cost	13.9	13.0
Expected return on plan assets	(43.9)	(40.3)
Amortization of prior service benefit	(20.5)	(22.5)
Recognized actuarial loss	2.4	4.1
Net periodic benefit income	$(37.4)	$(34.5)
We contributed approximately $15 million required to satisfy minimum funding requirements to our defined benefit pension and retiree health benefit plans during the three months ended March 31, 2018. Additional discretionary funding in the aggregate was not material during the three months ended March 31, 2018. During the remainder of 2018, we expect to make contributions to our defined benefit pension and retiree health benefit plans of approximately $40 million to satisfy minimum funding requirements. No additional discretionary funding for the remainder of 2018 has been approved at this time.
As discussed in Note 2, upon adoption of Accounting Standards Update 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, pension and retiree health benefit cost components other than service costs are presented in other–net, (income) expense.

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
U.S. Patent Litigation and Administrative Proceedings
In the U.S., more than 10 Abbreviated New Drug Applications (ANDAs) seeking approval to market generic versions of Alimta prior to the expiration of our vitamin regimen patent (expiring in 2021 plus pediatric exclusivity expiring in 2022) have been filed by a number of companies, including Teva Parenteral Medicines, Inc. (Teva) and APP Pharmaceuticals, LLC (APP) pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). We have received favorable decisions from the U.S. Court of Appeals for the Federal Circuit (affirming the U.S. District Court for the Southern District of Indiana's decisions finding our U.S. vitamin regimen patent valid and infringed) against Teva, APP, and two other defendants' proposed products, and similar favorable judgments have been entered by the U.S. District Court for the Southern District of Indiana against five other companies. The remaining ANDA applicants have agreed to a preliminary injunction or stay pending the appeal of the inter partes review (IPR) described below. In October 2017, the U.S. Patent and Trademark Office issued written decisions in our favor following IPR of our vitamin regimen patent, finding that the generic company petitioners failed to show that the claims in our patent are unpatentable. A number of these challengers have filed an appeal.
We currently have pending lawsuits in the U.S. District Court for the Southern District of Indiana alleging infringement against Dr. Reddy's Laboratories (Dr. Reddy), Hospira, Inc., Actavis LLC, and Apotex Inc. in response to their alternative forms of pemetrexed products, and a similar lawsuit was filed in the U.S. District Court for Delaware against Eagle Pharmaceuticals, Inc. The trial against Dr. Reddy completed in February 2018, and we expect a decision in mid-2018.
European Patent Litigation and Administrative Proceedings
In July 2017, the United Kingdom (U.K.) Supreme Court ruled that commercialization of certain salt forms of pemetrexed (the active ingredient in Alimta), including pemetrexed products diluted in saline or dextrose, by Actavis Group ehf and other Actavis companies (collectively, Actavis) directly infringes our vitamin regimen patents in the U.K., Italy, France, and Spain. In February 2016, the U.K. High Court ruled that Actavis’ commercialization of a different proposed product diluted in dextrose solution would not infringe the patent in the U.K., Italy, France, and Spain. This case has now been superseded by the U.K. Supreme Court's decision.
In June 2016, the German Federal Supreme Court granted our appeal against certain Actavis companies, vacating the prior German Court of Appeal’s ruling that our vitamin regimen patent in Germany would not be infringed by a dipotassium salt form of pemetrexed, and returned the case to the Court of Appeal to reconsider issues relating to infringement.
In separate proceedings in May 2016 and June 2016, the German courts confirmed preliminary injunctions against Hexal AG (Hexal), which had stated its intention to launch a generic disodium salt product diluted in saline solution in Germany, and ratiopharm GmbH (ratiopharm), a subsidiary of Teva, which had stated its intention to launch a proposed alternative salt form of pemetrexed product diluted in dextrose solution. The German Court of Appeal affirmed the preliminary injunction against ratiopharm in May 2017. The preliminary injunction against Hexal was not appealed. The preliminary injunctions against both Hexal and ratiopharm will remain in place pending the outcome of the cases on the merits. In late 2016, the German courts issued preliminary injunctions against two other companies that had stated their intentions to launch a proposed alternative salt form of pemetrexed product diluted in dextrose solution. Hexal, Stada Arzneimittel AG and ratiopharm have separately challenged the validity of our vitamin regimen patent before the German Federal Patent court. The hearing will take place in mid-2018. We do not anticipate any generic entry into the German market at least until either the Court of Appeal considers the issues remanded by the German Federal Supreme Court in the proceedings against Actavis, or the injunctions are lifted.
Additional legal proceedings are ongoing in various national courts of other European countries. We are aware that generic competitors have received approval to market generic versions of pemetrexed in major European markets, and that a generic product is currently on the market in France. In light of the U.K. Supreme Court judgment finding infringement in the U.K., France, Italy and Spain, Actavis has withdrawn its previously launched-at-risk generic products from these markets. We will continue to seek to remove any generic pemetrexed products launched at risk in European markets and defend the patents against validity challenges.
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
Brazil–Employee Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. The plaintiffs allege that some employees at the facility were exposed to benzene and heavy metals; however, Lilly Brasil maintains that these alleged contaminants were never used in the facility. In May 2014, the labor court judge ruled against Lilly Brasil. The judge's ruling orders Lilly Brasil to undertake several actions of unspecified financial impact, including paying lifetime medical insurance for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. While we cannot currently estimate the range of reasonably possible financial losses that could arise in the event we do not ultimately prevail in the litigation, the judge has estimated the total financial impact of the ruling to be approximately 1.0 billion Brazilian real (approximately $300 million as of March 31, 2018) plus interest. We filed an appeal in May 2014. In April 2018 the appeals court heard oral arguments in preparation for giving its written judgment on the appeal. We expect a written decision in May 2018. While the written decision has not yet been issued, the appeals court issued a press release indicating that it would affirm the lower court's ruling with the total financial impact of the ruling estimated to be approximately 500 million Brazilian real (approximately $150 million as of March 31, 2018). We strongly disagree with the court's decision and plan to appeal.
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

Note 11:    Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended March 31, 2018 and 2017:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2018 (3)	$(1,233.4)	$113.5	$(4,340.7)	$(234.3)	$(5,694.9)

Reclassification due to adoption of new accounting standard (4)	—	(128.9)	—	—	(128.9)
Other comprehensive income (loss) before reclassifications	382.8	(36.0)	(22.1)	(0.1)	324.6
Net amount reclassified from accumulated other comprehensive loss	—	0.4	58.4	2.9	61.7
Net other comprehensive income (loss)	382.8	(35.6)	36.3	2.8	386.3

Balance at March 31, 2018	$(850.6)	$(51.0)	$(4,304.4)	$(231.5)	$(5,437.5)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2017 (1)	$(1,867.3)	$224.0	$(3,371.6)	$(210.9)	$(5,225.8)

Other comprehensive income (loss) before reclassifications	218.6	(11.8)	(16.9)	—	189.9
Net amount reclassified from accumulated other comprehensive loss	—	(32.8)	39.1	2.5	8.8
Net other comprehensive income (loss)	218.6	(44.6)	22.2	2.5	198.7

Balance at March 31, 2017 (2)	$(1,648.7)	$179.4	$(3,349.4)	$(208.4)	$(5,027.1)
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
(3) Accumulated other comprehensive loss as of January 1, 2018 consists of $5,718.6 million of accumulated other comprehensive loss attributable to controlling interest and $23.7 million of accumulated other comprehensive income attributable to non-controlling interest.
(4) This reclassification consists $104.8 million of accumulated other comprehensive loss attributable to controlling interest and $24.1 million of accumulated other comprehensive loss attributable to non-controlling interest. Refer to Footnote 2 for further details regarding the reclassification due to the adoption of a new accounting standard.

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
Tax benefit (expense)	2018	2017
Foreign currency translation gains/losses	$40.1	$29.7
Unrealized net gains/losses on securities	10.2	18.1
Defined benefit pension and retiree health benefit plans	(14.3)	(8.5)
Effective portion of cash flow hedges	(0.8)	(1.3)
Benefit/(provision) for income taxes allocated to other comprehensive income (loss) items	$35.2	$38.0
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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Operations

	2018	2017
Amortization of retirement benefit items:
Prior service benefits, net	$(19.3)	$(21.1)	(1)
Actuarial losses, net	92.8	76.8	(1)
Total before tax	73.5	55.7
Tax benefit	(15.1)	(16.6)	Income taxes
Net of tax	58.4	39.1

Unrealized gains/losses on available-for-sale securities:
Realized (gains), losses, net	0.5	(50.4)	Other–net, (income) expense
Tax (benefit) expense	(0.1)	17.6	Income taxes
Net of tax	0.4	(32.8)
Other, net of tax	2.9	2.5	Other–net, (income) expense
Total reclassifications for the period (net of tax)	$61.7	$8.8
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit (income) cost (see Note 9).

Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended March 31,
	2018	2017
Interest expense	$61.2	$46.6
Interest income	(45.5)	(32.6)
Retirement benefit	(56.4)	(63.2)
Other income	(26.8)	(29.1)
Other–net, (income) expense	$(67.5)	$(78.3)
As discussed in Note 2, upon adoption of Accounting Standards Update 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, pension and postretirement benefit cost components other than service costs is presented in other–net, (income) expense. Results for the three months ended March 31, 2017 have been reclassified to reflect the adoption of this standard.

Note 13: Segment Information
We have two operating segments—human pharmaceutical products and animal health products. Our operating segments are distinguished by the ultimate end user of the product—humans or animals. Performance is evaluated based on profit or loss from operations before income taxes.

	Three Months Ended March 31,
	2018			2017
	U.S. (1)	Outside U.S.	Total	U.S. (1)	Outside U.S.	Total
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:
Endocrinology:
Humalog®	$504.1	$287.6	$791.7	$449.1	$259.4	$708.4
Trulicity®	528.2	150.1	678.3	296.3	76.6	372.9
Humulin®	221.6	104.3	325.9	205.4	109.1	314.5
Forteo®	122.1	191.1	313.2	177.7	169.8	347.5
Basaglar	126.7	39.3	166.0	22.0	24.0	46.0
Jardiance	95.0	56.0	151.0	47.7	26.2	74.0
Trajenta	54.1	87.0	141.1	45.4	67.6	113.0
Other Endocrinology	64.1	67.5	131.5	73.3	73.5	146.8
Total Endocrinology	1,715.9	982.9	2,698.7	1,316.9	806.2	2,123.1

Oncology:
Alimta	245.3	254.3	499.6	227.3	262.6	489.9
Cyramza®	68.3	115.3	183.6	66.2	105.1	171.2
Erbitux	121.3	28.3	149.6	129.2	25.2	154.4
Other Oncology	75.3	48.4	123.8	41.1	30.4	71.5
Total Oncology	510.2	446.3	956.6	463.8	423.3	887.0

Cardiovascular:
Cialis®	313.4	182.0	495.4	296.7	236.9	533.6
Effient	15.9	15.7	31.6	117.0	10.8	127.8
Other Cardiovascular	0.3	34.2	34.5	9.0	26.8	35.8
Total Cardiovascular	329.6	231.9	561.5	422.7	274.5	697.2

Neuroscience:
Cymbalta	12.2	157.3	169.6	34.1	140.5	174.6
Strattera®	46.9	83.7	130.7	122.4	73.8	196.2
Zyprexa®	8.8	113.8	122.6	23.7	123.8	147.5
Other Neuroscience	23.3	26.7	49.8	34.6	26.5	61.0
Total Neuroscience	91.2	381.5	472.7	214.8	364.6	579.3

Immunology:
Taltz®	111.2	35.3	146.5	87.8	8.8	96.6
Other Immunology	—	32.2	32.2	—	1.8	1.9
Total Immunology	111.2	67.5	178.7	87.8	10.6	98.5

Other pharmaceuticals	20.9	49.6	70.5	13.7	60.0	73.9
Total human pharmaceutical products	2,779.0	2,159.7	4,938.7	2,519.7	1,939.2	4,459.0
Animal health products	375.7	385.6	761.3	413.8	355.6	769.4
Revenue	$3,154.7	$2,545.3	$5,700.0	$2,933.5	$2,294.8	$5,228.3
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.

	Three Months Ended March 31,
	2018	2017
Segment profits:
Human pharmaceutical products	$1,516.8	$1,170.9
Animal health products	154.9	148.3
Total segment profits	$1,671.7	$1,319.2

Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$1,671.7	$1,319.2
Other profits (losses):
Acquired in-process research and development (Note 3)	—	(857.6)
Amortization of intangible assets	(152.4)	(176.1)
Asset impairment, restructuring, and other special charges (Note 5)	(78.3)	(213.9)
Inventory fair value adjustment related to BIVIVP (Note 3)	—	(10.4)
Consolidated income before taxes	$1,441.0	$61.2
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

	Three Months Ended March 31,
	2018	2017
Geographic Information
Revenue—to unaffiliated customers (1):
United States	$3,154.7	$2,933.5
Europe	1,035.2	897.0
Japan	555.8	522.8
Other foreign countries	954.3	875.0
Revenue	$5,700.0	$5,228.3
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Results of Operations
(Tables present dollars in millions, except per-share data)
General
Management’s discussion and analysis of results of operations and financial condition, is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated company. This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
Executive Overview
This section provides an overview of our financial results, recent product and late-stage pipeline developments, and other matters affecting our company and the pharmaceutical industry. Earnings (loss) per share (EPS) data are presented on a diluted basis.
Financial Results
The following table summarizes our key operating results:

	Three Months Ended March 31,
	2018	2017	Percent Change
Revenue	$5,700.0	$5,228.3	9
Gross margin	4,128.7	3,880.4	6
Gross margin as a percent of revenue	72.4%	74.2%
Operating expense (1)	$2,676.9	$2,826.0	(5)
Acquired in-process research and development (IPR&D)	—	857.6	NM
Asset impairment, restructuring, and other special charges	78.3	213.9	(63)
Net income (loss)	1,217.4	(110.8)	NM
Earnings (loss) per share	1.16	(0.10)	NM
(1) Operating expense consists of research and development and marketing, selling, and administrative expenses.
NM - not meaningful
Revenue increased for the three months ended March 31, 2018 driven by the favorable impact of foreign exchange rates, higher realized prices, and increased volume. Operating expense decreased for the three months ended March 31, 2018 driven by decreases in marketing, selling, and administrative expense and research and development expenses. The following highlighted items also affect comparisons of our financial results for the three months ended March 31, 2018 and 2017:
2018
Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated condensed financial statements)

•
We recognized charges of $78.3 million (pretax), or $0.06 per share, due primarily to asset impairment, exit costs, and severance costs related to the decision to end Posilac® (rbST) production at the Augusta, Georgia manufacturing site. We also incurred expenses associated with the ongoing review of strategic alternatives for the Elanco animal health business.

2017
Acquired IPR&D (Note 3 to the consolidated condensed financial statements)

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

The increases in net income and EPS for the three months ended March 31, 2018 were due to lower acquired IPR&D and asset impairment, restructuring, and other special charges, as well as an increase in gross margin.

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
Abemaciclib (Verzenio®) (Q3 2017)—a small molecule cell-cycle inhibitor, selective for cyclin-dependent kinases 4 and 6 for the treatment of metastatic breast cancer.
Baricitinib (Olumiant®) (Q1 2017)—a Janus tyrosine kinase inhibitor for the treatment of moderate-to-severe active rheumatoid arthritis (in collaboration with Incyte Corporation).
Olaratumab* (Lartruvo®) (Q4 2016)—a human lgG1 monoclonal antibody for the treatment of advanced soft tissue sarcoma.
The following NME has been submitted for regulatory review in at least one of the major geographies for potential use in the disease described. The first quarter in which the NME initially was submitted in any major geography for any indication is shown in parentheses:
Galcanezumab* (Q3 2017)—a once-monthly subcutaneously injected calcitonin gene-related peptide (CGRP) antibody for the treatment of migraine prevention. Refer to Item 1, "Legal Proceedings - Other Patent Matters" for discussion of the lawsuit filed by Teva Pharmaceuticals International GMBH.
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

The following table reflects the status of each NME and diagnostic agent within our late-stage pipeline and recently approved products including developments since January 1, 2018:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Nasal glucagon	Severe hypoglycemia	Phase III			Phase III trials are complete. Submission to U.S. Food and Drug Administration (FDA) expected in mid-2018.
Ultra-rapid Lispro	Type 1 and 2 diabetes	Phase III			Phase III trials are ongoing
Immunology
Olumiant	Rheumatoid arthritis	Submitted	Launched		In April 2018, FDA Advisory Committee recommended the approval of baricitinib 2-mg, but not 4-mg. Anticipate FDA action before the end of 2018.
	Atopic dermatitis	Phase III			Phase III trials are ongoing.
Neuroscience
Flortaucipir	Alzheimer's disease	Phase III			Phase III trial is ongoing.
Galcanezumab	Cluster headache	Phase III			Phase III trials are ongoing.
	Migraine prevention	Submitted		Phase III	Phase III trials are ongoing.
Lanabecestat	Early and mild Alzheimer's disease	Phase III			Phase III trials are ongoing.
Lasmiditan	Migraine	Phase III
In third quarter of 2017, announced Phase III trial met primary endpoint. Submission to FDA expected in second half of 2018. See Note 3 to the consolidated condensed financial statements for information on the acquisition.

Solanezumab	Preclinical Alzheimer's disease	Phase III			Phase III trial is ongoing.
Tanezumab	Osteoarthritis pain	Phase III			Phase III trial is ongoing.
	Chronic low back pain	Phase III			Phase III trial is ongoing.
	Cancer pain	Phase III			Phase III trial is ongoing.
Oncology
Verzenio	Adjuvant breast cancer	Phase III			Phase III trial is ongoing.
	Metastatic breast cancer	Launched	Submitted		Submitted to regulatory authorities in Europe and Japan in third quarter of 2017.
Lartruvo	Soft tissue sarcoma	Launched		Phase III
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
Our compound patent protection for Cialis® (tadalafil) and Adcirca® (tadalafil) expired in major European markets and the U.S. in November 2017, however, in the U.S., we were granted pediatric exclusivity through May 2018. Cialis is also protected by a unit dose patent in the U.S., where we expect exclusivity to end in late September 2018 at the earliest. We expect that the entry of generic competition into these markets following the loss of exclusivity will cause a rapid and severe decline in revenue for the affected products, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows.
Additionally, as described in Note 10 to the consolidated condensed financial statements, the Alimta® vitamin regimen patents, which provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. Our compound patent for Alimta expired in the U.S. in January 2017, and expired in major European countries and Japan in December 2015. We expect that the entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in revenue for the product, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows. While the U.S. Patent and Trademark Office ruled in our favor in October 2017 regarding the validity of the vitamin regimen patent, the generic companies which filed petitions seeking inter partes review of our vitamin regimen patent have appealed these rulings as further described in Note 10 to the consolidated condensed financial statements. We are aware that generic competitors have received approval to market generic versions of pemetrexed in major European markets, and that a generic product is currently on the market in at least one major European market. In light of the United Kingdom (U.K.) Supreme Court's judgment finding infringement in the U.K., Italy, France, and Spain, Actavis has withdrawn its previously launched-at-risk generic products from these markets. We will continue to seek to remove any generic pemetrexed products launched at risk in other European markets. Notwithstanding our patents, generic versions of Alimta were also approved in Japan starting in February 2016. As described in Note 10 to the consolidated condensed financial statements, we do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
The compound patent for Humalog® (insulin lispro) has expired in major markets. Thus far, the loss of compound patent protection for Humalog has not resulted in a rapid and severe decline in revenue. Global regulators have different legal pathways to approve similar versions of insulin lispro. A similar version of insulin lispro has received approval in the U.S. and could launch soon. We are also aware that a competitor's insulin lispro product has launched in certain European markets. Other manufacturers have efforts underway to bring to market a similar version of insulin lispro in the U.S. and Europe. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect a rapid and severe decline in revenue; however, we expect additional pricing pressure and some loss of market share initially that would continue over time.
Foreign Currency Exchange Rates
As a global company with substantial operations outside the U.S., we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, British pound, and Chinese Renminbi. While we manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses. Over the past two years, we have seen significant foreign currency rate fluctuations between the U.S. dollar and several other foreign currencies, including the euro, British pound, and Japanese yen. While there is uncertainty in the future movements in foreign exchange rates, these fluctuations could negatively impact our future consolidated results of operations and cash flows.

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
In the private sector, consolidation and integration among healthcare providers is also a major factor in the competitive marketplace for human pharmaceuticals. Health plans, pharmaceutical benefit managers, wholesalers, and other supply chain stakeholders have been consolidating into fewer, larger entities, increasingly through vertical integration, thus enhancing their purchasing strength and importance. Payers typically maintain formularies which specify coverage (the conditions under which drugs are included on a plan's formulary) and reimbursement (the associated out-of-pocket cost to the consumer). Formulary placement can lead to reduced usage of a drug for the relevant patient population due to coverage restrictions, such as prior authorizations and formulary exclusions, or due to reimbursement limitations which result in higher consumer out-of-pocket cost, such as non-preferred co-pay tiers, increased co-insurance levels and higher deductibles. Consequently, pharmaceutical companies compete for formulary placement not only on the basis of product attributes such as greater efficacy, fewer side effects, or greater patient ease of use, but also by providing rebates. Price is an increasingly important factor in formulary decisions, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. These downward pricing pressures could negatively affect future consolidated results of operations and cash flows.
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
International
International operations also are generally subject to extensive price and market regulations. Cost-containment measures exist in a number of countries, including additional price controls and mechanisms to limit reimbursement for our products. Such policies are expected to increase in impact and reach given the pressures on national and regional health care budgets that come from a growing aging population and ongoing economic challenges. As additional reforms are finalized, we will assess their impact on future revenues. In addition, governments in many emerging markets are becoming increasingly active in expanding health care system offerings. Given the budget challenges of increasing health care coverage for citizens, policies may be proposed that promote generics and biosimilars only and reduce current and future access to branded human pharmaceutical products.
Tax Matters
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Changes in the relevant tax laws, regulations, administrative practices, principles, and interpretations could adversely affect our future effective tax rates. The U.S. recently enacted tax reform legislation significantly revising U.S. tax law, and a number of other countries are actively considering or enacting tax changes. Other organizations, such as the Organisation for Economic Co-operation and Development and the European Commission, are active regarding tax-related matters, which could influence international tax policy in countries in which we operate. While outcomes of these initiatives continue to develop and remain uncertain, modifications to key elements of the U.S. or international tax framework could have a material adverse effect on our consolidated results of operations and cash flows.
Our accounting for the Tax Cuts and Jobs Act (2017 Tax Act), signed into law in December 2017, is incomplete; however, we expect to complete our accounting by December 2018. In the fourth quarter of 2017 we recorded provisional adjustments for effects that we were able to reasonably estimate. Refer to Note 8 to the consolidated condensed financial statements for further information related to the 2017 Tax Act.
Acquisitions
See Note 3 to the consolidated condensed financial statements for discussion regarding our recent acquisitions of businesses and assets, including:

•
Our acquisition of Boehringer Ingelheim Vetmedica, Inc.'s U.S. feline, canine, and rabies vaccine portfolio and other related assets, completed on January 3, 2017, in an all-cash transaction for $882.1 million.

•	Our acquisition of CoLucid, completed on March 1, 2017, for a cash purchase price of $831.8 million, net of cash acquired.
Legal Matters
Information regarding contingencies relating to certain legal proceedings can be found in Note 10 to the consolidated condensed financial statements and is incorporated here by reference.
Revenue
The following tables summarize our revenue activity by region:

	Three Months Ended March 31,
	2018	2017	Percent Change
U.S. (1)	$3,154.7	$2,933.5	8
Outside U.S.	2,545.3	2,294.8	11
Revenue	$5,700.0	$5,228.3	9
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended March 31,
	2018 vs. 2017
	U.S.	Outside U.S.	Consolidated
Volume	(1)%	5%	2%
Price	8	(2)	3
Foreign exchange rates	—	8	4
Percent change	8%	11%	9%
Numbers may not add due to rounding
In the U.S., for the three months ended March 31, 2018, the volume decrease was primarily driven by the loss of exclusivity for Strattera and Effient, as well as decreased demand for Cialis and food animal products. This decrease was partially offset by increased volume for new pharmaceutical products, including Trulicity®, Basaglar®, Jardiance®, Verzenio, and Taltz®. The U.S. increase in realized prices for the three months ended March 31, 2018 was driven primarily by Cialis, Humalog, Strattera, Basaglar, and companion animal products.
Outside the U.S., for the three months ended March 31, 2018, the volume increase was driven by sales of several new pharmaceutical products, including Trulicity, Olumiant, Taltz, Jardiance, and Lartruvo, partially offset by decreased volume for Cialis. The decrease in realized prices was due to several pharmaceutical products.

The following tables summarize our revenue activity by product:

	Three Months Ended March 31,
	2018			2017
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Humalog	$504.1	$287.6	$791.7	$708.4	12
Trulicity	528.2	150.1	678.3	372.9	82
Alimta	245.3	254.3	499.6	489.9	2
Cialis	313.4	182.0	495.4	533.6	(7)
Humulin®	221.6	104.3	325.9	314.5	4
Forteo®	122.1	191.1	313.2	347.5	(10)
Cyramza®	68.3	115.3	183.6	171.2	7
Cymbalta®	12.2	157.3	169.6	174.6	(3)
Basaglar	126.7	39.3	166.0	46.0	NM
Jardiance (2)	95.0	56.0	151.0	74.0	104
Erbitux®	121.3	28.3	149.6	154.4	(3)
Taltz	111.2	35.3	146.5	96.6	52
Trajenta™ (3)	54.1	87.0	141.1	113.0	25
Strattera	46.9	83.7	130.7	196.2	(33)
Zyprexa®	8.8	113.8	122.6	147.5	(17)
Effient	15.9	15.7	31.6	127.8	(75)
Other human pharmaceutical products	183.9	258.6	442.3	390.8	13
Animal health products	375.7	385.6	761.3	769.4	(1)
Revenue	$3,154.7	$2,545.3	$5,700.0	$5,228.3	9
Numbers may not add due to rounding.
NM - not meaningful
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Jardiance revenue includes Glyxambi® and Synjardy®.
(3) Trajenta revenue includes Jentadueto®.
Revenue of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 12 percent in the U.S. during the first three months of 2018, driven by higher realized prices due to changes in estimates to rebates and discounts and changes in payer segment mix, and, to a lesser extent volume. Revenue outside the U.S. increased 11 percent during the first three months of 2018, driven by the favorable impact of foreign exchange rates and, to a lesser extent, increased volume. A similar version of insulin lispro has received approval in the U.S. and could launch soon. We are also aware that a competitor's insulin lispro product has launched in certain European markets. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect a rapid and severe decline in revenue; however, we expect pricing pressure and some loss of market share initially that would continue over time. See "Executive Overview - Other Matters - Patent Matters" for more information.
Revenue of Trulicity, a treatment for type 2 diabetes, increased 78 percent in the U.S. during the first three months of 2018, driven primarily by increased demand as a result of growth in the GLP-1 class and increased share of market for Trulicity. Revenue outside the U.S. increased 96 percent during the first three months of 2018, primarily driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates.
Revenue of Alimta, a treatment for various cancers, increased 8 percent in the U.S. during the first three months of 2018, driven by increased volume and, to a lesser extent, higher realized prices. Revenue outside the U.S. decreased 3 percent during the first three months of 2018, driven by competitive pressure and the loss of exclusivity in several countries, partially offset by the favorable impact of foreign exchange rates. We have faced and remain exposed to generic entry in multiple countries that has eroded revenue and is likely to continue to erode revenue from current levels.

Revenue of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia, increased 6 percent in the U.S. during the first three months of 2018, driven by higher realized prices, largely offset by decreased demand due to the entry of generic sildenafil. Revenue outside the U.S. decreased 23 percent during the first three months of 2018, driven by the loss of exclusivity in Europe, partially offset by the favorable impact of foreign exchange rates. We lost our compound patent protection for Cialis in major European markets in November 2017 and now expect U.S. exclusivity for Cialis to end in late September 2018 at the earliest. See "Executive Overview - Other Matters - Patent Matters" for more information regarding our U.S. exclusivity. In addition to potential competition from generic tadalafil, we also currently face competition from generic sildenafil, which has accelerated during 2018. We expect that the entry of generic competition following the loss of exclusivity will cause a rapid and severe decline in revenue.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, increased 8 percent in the U.S. during the first three months of 2018, driven by increased demand, partially offset by lower realized prices. Revenue outside the U.S. decreased 4 percent during the first three months of 2018, driven by decreased volume, primarily due to buying patterns in China, and, to a lesser extent, lower realized prices, partially offset by the favorable impact of foreign exchange rates.
Revenue of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, decreased 31 percent in the U.S. during the first three months of 2018, primarily due to decreased volume from wholesale and retail buying patterns, and, to a lesser extent, lower realized prices. Revenue outside the U.S. increased 13 percent during the first three months of 2018, driven by the favorable impact of foreign exchange rates and, to a lesser extent, increased volume.
Revenue of Cyramza, a treatment for various cancers, increased 3 percent in the U.S. during the first three months of 2018, driven by increased volume and higher realized prices. Revenue outside the U.S. increased 10 percent during the first three months of 2018, driven by the favorable impact of foreign exchange rates and increased volume, partially offset by lower realized prices.
Revenue of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, was $12.2 million in the U.S. during the first three months of 2018, compared to $34.1 million during the first three months of 2017. Revenue increased 12 percent outside the U.S. during the first three months of 2018, primarily driven by increased volume in Japan and, to a lesser extent, the favorable impact of foreign exchange rates.
Revenue of Basaglar, a long-acting human insulin analog for the treatment of diabetes, which launched in the U.S. in late 2016, increased $104.7 million in the U.S. during the first three months of 2018 compared with the first three months 2017, driven by increased volume and, to a lesser extent, higher realized prices. Revenue outside the U.S. increased $15.3 million during the first three months of 2018 compared with the first three months 2017, primarily driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Basaglar.
Revenue of Jardiance, a medicine for the treatment of type 2 diabetes and for the reduction of the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease, increased 99 percent in the U.S. during the first three months of 2018, driven by increased share of market for Jardiance and growth in the SGLT2 class. Revenue outside the U.S. increased 113 percent during the first three months of 2018, primarily driven by increased volume, and, to a lesser extent, the favorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statement for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Worldwide food animal revenue decreased 7 percent during the first three months of 2018, primarily driven by market access pressures. Worldwide companion animal revenue increased 10 percent during the first three months of 2018, primarily driven by higher realized prices for several products, and, to a lesser extent, the favorable impact of foreign exchange rates.

Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue decreased 1.8 percentage points to 72.4 percent for the first three months of 2018 compared with the first three months of 2017. The decrease in gross margin percent for the first three months of 2018 was primarily due to the effect of foreign exchange rates on international inventories sold and, to a lesser extent, product mix, partially offset by higher realized prices and manufacturing efficiencies.
Research and development expenses decreased 6 percent to $1.18 billion for the first three months of 2018, primarily driven by a $50.0 million charge for the first three months of 2017 related to a collaboration with DEKA Research & Development Corp.
Marketing, selling, and administrative expenses decreased 4 percent to $1.50 billion for the first three months of 2018, due to decreased expenses related to late life-cycle products, partially offset by increased expenses related to new pharmaceutical products.
There were no acquired IPR&D charges for the first three months of 2018. We recognized an acquired IPR&D charge of $857.6 million associated with the acquisition of CoLucid for the first three months of 2017. See Note 3 to the consolidated condensed financial statements for additional information.
We recognized asset impairment, restructuring, and other special charges of $78.3 million for the first three months of 2018, compared with charges of $213.9 million for the first three months of 2017. The charges for the first three months of 2018 were primarily associated with the asset impairment and restructuring charges related to the decision to end Posilac (rbST) production at the Augusta, Georgia manufacturing site. We also incurred expenses associated with the ongoing review of strategic alternatives for the Elanco animal health business. The charges for the first three months of 2017 were primarily due to severance costs incurred as a result of actions taken to reduce our cost structure, as well as integration costs related to the acquisition of Novartis Animal Health. See Note 5 to the consolidated condensed financial statements for additional information.
Other–net, (income) expense was income of $67.5 million first three months of 2018, compared with income of $78.3 million first three months of 2017. See Note 12 to the consolidated condensed financial statements for additional information.
The effective tax rate was 15.5 percent for the first three months of 2018. For the first three months of 2017, the company incurred $172.0 million of income tax, despite earning $61.2 million of income before taxes as a result of the nondeductible $857.6 million acquired IPR&D charge for the acquisition of CoLucid. See Note 8 to the consolidated condensed financial statements for further discussion.
Financial Condition
Cash and cash equivalents decreased to $3.08 billion as of March 31, 2018, compared with $6.54 billion as of December 31, 2017. Refer to the consolidated condensed statements of cash flows for additional details on the significant sources and uses of cash for the three months ended March 31, 2018 and 2017.
In addition to our cash and cash equivalents, we held total investments of $7.08 billion and $7.18 billion as of March 31, 2018 and December 31, 2017, respectively. See Note 6 to the consolidated condensed financial statements for additional details.
Total debt decreased to $11.70 billion as of March 31, 2018, compared with $13.65 billion as of December 31, 2017. The decrease was primarily due to the net decrease in the balance of commercial paper outstanding of $1.20 billion and the repayment of $800.3 million of long term debt. At March 31, 2018, we had a total of $5.57 billion of committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the three months ended March 31, 2018, we repurchased $1.10 billion of shares associated with our previously announced $5.00 billion share repurchase program.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including dividends, share repurchases, and capital expenditures.
See "Executive Overview - Other Matters - Patent Matters" for information regarding recent and upcoming losses of patent protection.

Both domestically and abroad, we continue to monitor the potential impacts of the economic environment; the creditworthiness of our wholesalers and other customers, including foreign government-backed agencies and suppliers; the uncertain impact of health care legislation; various international government funding levels; and changes in foreign currency exchange rates (see "Executive Overview - Other Matters - Foreign Currency Exchange Rates").
Financial Expectations
Full-year 2018 EPS is now anticipated to be in the range of $4.52 to $4.62, reflecting our expectation of higher operating income and a lower effective tax rate. We now expect 2018 revenue of between $23.7 billion and $24.2 billion, with the increase from prior guidance due to lower anticipated rebates and discounts in the U.S. as a result of lower expected Medicaid utilization and favorable payer mix for several products, as well as the impact of foreign exchange rates. We still expect revenue growth to be driven by new pharmaceutical products including Trulicity, Taltz, Basaglar, Jardiance, Verzenio, Cyramza, Olumiant, and Lartruvo.
Gross margin as a percent of revenue is still expected to be approximately 73 percent. Research and development expenses are now expected to be in the range of $5.2 billion to $5.4 billion. The increase from prior expectations is due to increased funding of pipeline opportunities and the impact of foreign exchange rates. Marketing, selling, and administrative expenses are now expected to be in the range of $6.2 billion to $6.5 billion. The increase from prior expectations is primarily due to the impact of foreign exchange rates. Other—net, (income) expense is now expected to be income between $75 million and $200 million.
The 2018 tax rate is now expected to be approximately 17 percent. The lower rate reflects a more favorable jurisdictional mix of earnings. The 2018 effective tax rate benefits from a lower corporate income tax rate, partially offset by the changes to certain business exclusions, deductions, credits, and international tax provisions as a result of the 2017 Tax Act. The 2018 effective tax rate is subject to change based upon changes in our interpretations of the tax laws, along with subsequent regulations, interpretations, guidance, and accounting policy elections that we continue to evaluate.
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

Our management, with the participation of David A. Ricks, chairman, president, and chief executive officer, and Joshua L. Smiley, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2018, and concluded that they are effective.

(b)
Changes in Internal Controls. During the first quarter of 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
See "Notes to Consolidated Condensed Financial Statements - Note 10, Contingencies" for information on various legal proceedings, including but not limited to:
•The patent litigation and administrative proceedings involving Alimta.
•The product liability litigation involving Actos® and Cymbalta.
•The employee litigation in Brazil.
•Antitrust litigation involving Agri Stats, Inc.
That information is incorporated into this Item by reference.
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2017 (Part I, Item 3).
Other Product Liability Litigation
We are named as a defendant in approximately 180 Cialis product liability lawsuits in the U.S. These cases, originally filed in various federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have the filed cases and an unspecified number of future cases coordinated into a federal multi-district litigation (MDL) in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra® . The JPML ordered the transfer of the existing cases to the now-renamed MDL In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Other Patent Matters
In February 2018, we received notice that Apotex, Inc. (Apotex) filed an Abbreviated New Drug Application with the FDA, seeking approval to market a generic version of Forteo. Apotex's notice is limited to our pen injector device patent, which expires March 25, 2025. In April 2018, we filed a patent infringement suit in the Southern District of Indiana against Apotex and Apotex Corp.
In Canada, several generic companies previously challenged the validity of our Zyprexa compound patent. In September 2012, the Canadian Court of Appeals affirmed the lower court's decision that the patent was invalid for lack of utility. In 2013, our petition for leave to appeal the decision to the Supreme Court of Canada was denied. Two of the generic companies, Apotex and Teva Canada Limited (Teva Canada), pursued claims for damages arising from our enforcement of the patent under Canadian regulations. In April 2014, the Supreme Court of Canada dismissed Apotex's damages suit. Teva Canada's claim for damages remains, and in January 2017, the court issued a ruling that Teva Canada is entitled to damages. We appealed the ruling, and in February 2018 the Canadian Federal Court of Appeal affirmed the lower court ruling.
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
Other Matters
We, along with Sanofi and Novo Nordisk, were named as defendants in a consolidated purported class action lawsuit, In re. Insulin Pricing Litigation, in the U.S. District Court of New Jersey relating to insulin pricing, which was later amended to name only Sanofi and Novo Nordisk as defendants. We have since been named as a defendant in a purported class action lawsuit, Bentele et. al. v. Eli Lilly & Co., in the U.S. District Court of Rhode Island relating to insulin pricing. Plantiffs in this case are seeking damages under various state consumer protection laws and the federal Racketeer Influenced and Corrupt Organization Act (federal RICO Act). We believe these claims are without merit and are prepared to defend against them vigorously. Separately, we, along with Sanofi and Novo Nordisk, were named as defendants in a purported class action lawsuit, MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC, in the District of New Jersey seeking damages under various state consumer protection laws, common law fraud, unjust enrichment, and the federal RICO Act.
We received interrogatories from the California Attorney General's Office regarding competition to Lantus® in the insulin market. We are cooperating with this investigation.
We are also a defendant in other litigation and investigations, including product liability, patent, employment, and premises liability litigation, of a character we regard as normal to our business.
Item 1A. Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the risk factors previously disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2018	—	$—	—	$2,050.7
February 2018	12,194.5	78.04	12,194.5	1,098.9
March 2018	1,893.4	78.24	1,893.4	950.7
Total	14,088.0	78.07	14,088.0
Numbers may not add due to rounding

During the three months ended March 31, 2018, we repurchased $1.10 billion of shares associated with our $5.00 billion share repurchase program announced in October 2013.
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 3.1	Amended Articles of Incorporation

EXHIBIT 3.2	By-laws, as amended

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date:	April 27, 2018	/s/Bronwen L. Mantlo
Bronwen L. Mantlo
Corporate Secretary
Date:	April 27, 2018	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance and Chief Accounting Officer

Index to Exhibits
The following documents are filed as a part of this Report:

Exhibit
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 2013.

EXHIBIT 3.2	By-laws, as amended, are incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated August 29, 2017.

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files