Form 10-Q
period 2018-06-30
LILLY ELI & CO
filed 2018-07-25
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED JUNE 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of July 23, 2018:

Class	Number of Shares Outstanding
Common	1,073,987,856

Eli Lilly and Company
Form 10-Q
For the Quarter Ended June 30, 2018

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

•	changes in tax law;

•	changes in foreign currency exchange rates, interest rates, and inflation;

•	asset impairments and restructuring charges;

•	changes in accounting standards promulgated by the Financial Accounting Standards Board and the Securities and Exchange Commission (SEC);

•	acquisitions and business development transactions and related integration costs;

•	uncertainties and risks related to the potential IPO of Elanco Animal Health;

•	information technology system inadequacies or operating failures;

•	reliance on third-party relationships and outsourcing arrangements; and

•	the impact of global macroeconomic conditions.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017, particularly under the caption “Risk Factors”, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$6,355.2	$5,824.3	$12,055.2	$11,052.6
Costs, expenses, and other:
Cost of sales	1,702.7	1,571.7	3,274.0	2,919.6
Research and development	1,333.1	1,272.1	2,510.0	2,530.4
Marketing, selling, and administrative	1,653.7	1,730.4	3,153.7	3,298.1
Acquired in-process research and development (Note 3)	1,624.5	—	1,624.5	857.6
Asset impairment, restructuring, and other special charges (Note 5)	74.4	50.0	152.7	263.9
Other–net, (income) expense (Note 12)	(38.0)	(60.4)	(105.5)	(138.7)
	6,350.4	4,563.8	10,609.4	9,730.9
Income before income taxes	4.8	1,260.5	1,445.8	1,321.7
Income taxes (Note 8)	264.7	252.5	488.3	424.5
Net income (loss)	$(259.9)	$1,008.0	$957.5	$897.2

Earnings (loss) per share:
Basic	$(0.25)	$0.96	$0.92	$0.85
Diluted	$(0.25)	$0.95	$0.92	$0.85
Shares used in calculation of earnings (loss) per share:
Basic	1,030.2	1,055.0	1,039.6	1,055.6
Diluted	1,030.2	1,057.1	1,041.6	1,057.5

Dividends paid per share	$0.5625	$0.52	$1.125	$1.04
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(259.9)	$1,008.0	$957.5	$897.2
Other comprehensive income (loss), net of tax (Note 11) (1)	(671.2)	284.8	(284.9)	483.5
Comprehensive income (loss)	$(931.1)	$1,292.8	$672.6	$1,380.7
(1) Other comprehensive income (loss) for the three and six months ended June 30, 2018 was all attributable to controlling interest. Other comprehensive income for the three and six months ended June 30, 2017 consisted of $289.4 million and $499.1 million of other comprehensive income attributable to controlling interest and $4.6 million and $15.6 million of other comprehensive loss attributable to non-controlling interest.
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$6,817.3	$6,536.2
Short-term investments (Note 6)	92.2	1,497.9
Accounts receivable, net of allowances of $35.2 (2018) and $38.7 (2017)	4,823.0	4,546.3
Other receivables	756.1	715.9
Inventories	4,155.5	4,458.3
Prepaid expenses and other	1,688.6	1,447.5
Total current assets	18,332.7	19,202.1
Other Assets
Investments (Note 6)	2,059.6	5,678.8
Goodwill	4,333.1	4,370.1
Other intangibles	3,772.1	4,029.2
Deferred tax assets	3,314.4	1,166.4
Sundry	1,776.5	1,707.9
Total other assets	15,255.7	16,952.4
Property and equipment, net of accumulated depreciation of $9,566.1 (2018) and $9,264.6 (2017)	8,770.8	8,826.5
Total assets	$42,359.2	$44,981.0
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$3,049.1	$3,706.6
Accounts payable	1,316.9	1,410.7
Employee compensation	710.5	997.9
Sales rebates and discounts	4,745.1	4,465.1
Dividends payable	578.2	590.6
Income taxes payable	464.9	532.9
Other current liabilities	2,190.5	2,832.1
Total current liabilities	13,055.2	14,535.9
Other Liabilities
Long-term debt	9,170.5	9,940.5
Accrued retirement benefits (Note 9)	3,420.5	3,513.9
Long-term income taxes payable	3,506.6	3,776.5
Other noncurrent liabilities	1,585.6	1,546.3
Total other liabilities	17,683.2	18,777.2
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders’ Equity (Note 7)
Common stock	673.5	687.9
Additional paid-in capital	5,825.7	5,817.8
Retained earnings	14,247.3	13,894.1
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(6,108.7)	(5,718.6)
Cost of common stock in treasury	(69.4)	(75.8)
Total Eli Lilly and Company shareholders’ equity	11,555.2	11,592.2
Noncontrolling interests	65.6	75.7
Total equity	11,620.8	11,667.9
Total liabilities and equity	$42,359.2	$44,981.0
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$957.5	$897.2
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	848.0	782.5
Change in deferred income taxes	134.8	295.1
Stock-based compensation expense	138.2	139.2
Acquired in-process research and development	1,624.5	857.6
Other changes in operating assets and liabilities, net of acquisitions	(1,932.1)	(1,118.5)
Other non-cash operating activities, net	183.1	137.9
Net Cash Provided by Operating Activities	1,954.0	1,991.0
Cash Flows from Investing Activities
Net purchases of property and equipment	(546.5)	(390.6)
Proceeds from sales and maturities of short-term investments	2,496.7	1,677.6
Purchases of short-term investments	(112.2)	(1,883.5)
Proceeds from sales of noncurrent investments	3,395.1	1,107.6
Purchases of noncurrent investments	(676.5)	(2,358.8)
Cash paid for acquisitions, net of cash acquired (Note 3)	—	(882.1)
Purchase of in-process research and development (Note 3)	(1,548.2)	(831.8)
Other investing activities, net	(45.3)	(116.9)
Net Cash Provided by (Used for) Investing Activities	2,963.1	(3,678.5)
Cash Flows from Financing Activities
Dividends paid	(1,166.6)	(1,096.1)
Net change in short-term borrowings	(248.7)	125.7
Proceeds from issuance of long-term debt	—	2,232.0
Repayments of long-term debt	(1,001.5)	(630.5)
Purchases of common stock	(2,050.7)	(199.9)
Other financing activities, net	(230.4)	(247.0)
Net Cash Provided by (Used for) Financing Activities	(4,697.9)	184.2
Effect of exchange rate changes on cash and cash equivalents	61.9	(8.9)

Net increase (decrease) in cash and cash equivalents	281.1	(1,512.2)
Cash and cash equivalents at January 1	6,536.2	4,582.1
Cash and Cash Equivalents at June 30	$6,817.3	$3,069.9
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
Adoption of Revenue Accounting Standard
Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers and other related updates (see Note 2 for additional discussion). The new standard has been applied to contracts for which performance had not been completed as of the date of adoption. For those contracts that were modified prior to the date of adoption, we reflected the aggregate effect of those modifications when determining the appropriate accounting under the new standard. We don’t believe the effect of applying this practical expedient resulted in material differences. Revenue presented for periods prior to 2018 was accounted for under previous standards and has not been adjusted. Revenue and net income for the three and six months ended June 30, 2018 do not differ materially from amounts that would have resulted from application of the previous standards.
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net product revenue	$5,899.6	$5,529.8	$11,241.1	$10,517.7
Collaboration and other revenue (1)	455.6	294.5	814.1	534.9
Revenue	$6,355.2	$5,824.3	$12,055.2	$11,052.6
(1) Collaboration and other revenue associated with prior year transfers of intellectual property was $133.6 million and $182.1 million during the three and six months ended June 30, 2018, respectively, and $35.0 million and $68.8 million during the three and six months ended June 30, 2017, respectively.
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements will include our share of profits from the collaboration, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 4 for additional information related to our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue from the Trajenta™ and Jardiance® families of products resulting from our collaboration with Boehringer Ingelheim discussed in Note 4. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers.
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
Significant judgments must be made in determining the transaction price for our sales of products related to anticipated rebates and discounts and returns. The following describe the most significant of these judgments:
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

Sales Returns - Background and Uncertainties

•
When product sales occur, to determine the appropriate transaction price for our sales, we estimate a reserve for future product returns related to those sales using an expected value approach. This estimate is based on several factors, including: historical return rates, expiration date by product (on average, approximately 24 months after the initial sale of a product to our customer), and estimated levels of inventory in the wholesale and retail channels, as well as any other specifically-identified anticipated returns due to known factors such as the loss of patent exclusivity, product recalls and discontinuances, or a changing competitive environment. We maintain a returns policy that allows U.S. pharmaceutical customers to return product for dating issues within a specified period prior to and subsequent to the product's expiration date. Following the loss of exclusivity for a patent-dependent product, we expect to experience an elevated level of product returns as product inventory remaining in the wholesale and retail channels expires. Adjustments to the returns reserve have been and may in the future be required based on revised estimates to our assumptions. We record the return amounts as a deduction to arrive at our net product revenue. Once the product is returned, it is destroyed; we do not record a right of return asset. Our returns policies outside the U.S. are generally more restrictive than in the U.S. as returns are not allowed for reasons other than failure to meet product specifications in many countries. Our reserve for future product returns for product sales outside the U.S. is not material.

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

Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during the three and six months ended June 30, 2018, for product shipped in previous years were not material.
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

•
We have entered into arrangements whereby we transferred rights to products and committed to supply for a period of time. For those arrangements for which we concluded that the obligations were not distinct, any amounts received upfront are being amortized to revenue as net product revenue over the period of the supply arrangement as the performance obligation is satisfied.

Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales rebates and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
We have the following amounts recorded for contract liabilities:

	June 30, 2018	December 31, 2017
Contract liabilities	$315.7	$335.2
The contract liabilities amount disclosed above as of June 30, 2018, is primarily related to:

•	The remaining license period of symbolic intellectual property, and

•	Obligations to supply product for a defined period of time.
Revenue recognized from contract liabilities as of January 1, 2018, during the three and six months ended June 30, 2018, was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

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

Application of the new standard to applicable contracts resulted in an increase of approximately $5 million to retained earnings as of January 1, 2018. Disclosures required by the new standard are included in Note 1, Note 4, and Note 13.

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

Upon adoption, we reclassified from accumulated other comprehensive loss the after-tax amount of net unrealized gains resulting in an increase to retained earnings of approximately $105 million. Adoption of this standard did not result in a material change in net income for the three and six months ended June 30, 2018.

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

Upon adoption, the cumulative effect of applying the standard resulted in an increase to deferred tax assets and retained earnings of approximately $2.5 billion. Adoption of this standard did not result in a material change in net income for the three and six months ended June 30, 2018.

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

Upon adoption of this standard, pension and postretirement benefit cost components other than service costs are presented in other–net, (income) expense. The application of the new standard resulted in reclassification to other income of $64.3 million for the three months ended June 30, 2017, while increasing cost of sales by $20.1 million, marketing, selling, and administrative expenses by $23.0 million, and research and development expenses by $21.2 million for the same period. The application of the new standard resulted in reclassification to other income of $127.5 million for the six months ended June 30, 2017, while increasing cost of sales by $40.3 million, marketing, selling, and administrative expenses by $46.0 million, and research and development expenses by $41.2 million for the same period. We do not expect application of the new standard to have a material impact on an ongoing basis.

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

Note 3: Acquisitions
On January 3, 2017, we completed the acquisition of Boehringer Ingelheim Vetmedica, Inc.'s United States (U.S.) feline, canine, and rabies vaccine portfolio and other related assets (BIVIVP). This transaction, as further discussed in this note below in Acquisition of a Business, was accounted for as a business combination under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of this acquisition have been included in our consolidated condensed financial statements from the date of acquisition.
In addition to the acquisition of BIVIP, we acquired assets in development in the six months ended June 30, 2018, which are further discussed in this note below in Asset Acquisitions. Upon acquisition, the acquired in-process research and development (IPR&D) charges related to these products were immediately expensed because the products had no alternative future use. We incurred acquired IPR&D charges of $1.62 billion for the three and six months ended June 30, 2018 and $857.6 million for the six months ended June 30, 2017. There were no acquired IPR&D charges incurred during the three months ended June 30, 2017.
Acquisition of a Business
Boehringer Ingelheim Vetmedica, Inc. Vaccine Portfolio Acquisition
Overview of Transaction
In 2017, we acquired BIVIVP in an all-cash transaction for $882.1 million. Under the terms of the agreement, we acquired a manufacturing and research and development site and a U.S. vaccine portfolio, including vaccines used for the treatment of bordetella, Lyme disease, rabies, and parvovirus, among others.
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

Asset Acquisitions
The following table and narrative summarize our asset acquisitions during the six months ended June 30, 2018 and June 30, 2017.

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense
Sigilon Therapeutics (Sigilon)	Encapsulated cell therapies for the potential treatment of type 1 diabetes	April 2018	Pre-clinical	$66.9
AurKa Pharma, Inc. (AurKa)	AK-01, an Aurora kinase A inhibitor	June 2018	Phase I	81.8
ARMO Biosciences, Inc. (ARMO)	Cancer therapy - pegilodecakin	June 2018	Phase III	1,475.8

CoLucid Pharmaceuticals, Inc. (CoLucid)	Oral therapy for the acute treatment of migraine - lasmiditan	March 2017	Phase III	857.6
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
We entered into a collaboration agreement with Sigilon to develop encapsulated cell therapies for the potential treatment of type 1 diabetes. Sigilon will create proprietary products comprised of induced pluripotent stem cells engineered into differentiated insulin-producing pancreatic beta cells and encapsulated using Sigilon's Afibromer technology. We will receive an exclusive worldwide license to Sigilon's Afibromer technology for islet cell encapsulation. Under the terms of the agreement, we paid an upfront fee of $62.5 million and made an equity investment in Sigilon.
We acquired AK-01 through the acquisition of AurKa. Under the terms of the agreement, we acquired all shares of AurKa for a cash purchase price of $81.3 million, net of cash acquired, plus net accrued liabilities assumed of $0.5 million. Substantially all the value of AurKa was related to AK-01, its only significant asset. The acquired IPR&D expense was not tax deductible.
We acquired pegilodecakin through the acquisition of ARMO. Under the terms of the agreement, we acquired all shares of ARMO for a cash purchase price of $1.40 billion, net of cash acquired, plus net accrued liabilities assumed of $75.8 million. Substantially all of the value of ARMO was related to pegilodecakin, its only significant asset. The acquired IPR&D expense was not tax deductible.
We acquired lasmiditan through the acquisition of CoLucid. Under the terms of the agreement, we acquired all shares of CoLucid for a cash purchase price of $831.8 million, net of cash acquired, plus net accrued liabilities assumed of $25.8 million. Substantially all of the value of CoLucid was related to lasmiditan, its only significant asset. The acquired IPR&D expense was not tax deductible.
In July 2018, we entered into a collaboration agreement with Anima Biotech (Anima) for the discovery and development of translation inhibitors for several target proteins by using Anima's Translation Control Therapeutics platform. Under the terms of the agreement, we paid an upfront fee of $30.0 million, which will be recorded as acquired IPR&D expense in the third quarter of 2018. Anima will use its technology platform to discover lead candidates that are translation inhibitors of our selected neuroscience targets. We will be responsible for all clinical development and commercialization activities and costs related to the collaboration.

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

The following table summarizes our collaboration and other revenue recognized with respect to the Trajenta and Jardiance families of products and net product revenue recognized with respect to Basaglar:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basaglar	$201.8	$86.6	$367.8	$132.6
Jardiance	147.2	103.2	298.2	177.1
Trajenta	141.7	141.9	282.8	254.9
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
The following table summarizes our revenue recognized with respect to Erbitux:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net product revenue	$141.1	$134.4	$263.3	$265.7
Collaboration and other revenue	25.3	24.7	52.8	47.8
Revenue	$166.4	$159.1	$316.1	$313.5
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
Olumiant®
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte) which provides us the development and commercialization rights to its Janus tyrosine kinase inhibitor compound, now known as Olumiant, and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent if the product is successfully commercialized. The agreement provides Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. Incyte exercised its option to co-develop Olumiant in rheumatoid arthritis in 2010 and psoriatic arthritis, atopic dermatitis, alopecia areata, and systemic lupus erythematosus in 2017. The agreement calls for payments by us to Incyte associated with certain development, success-based regulatory, and sales-based milestones. In 2016, we incurred milestone-related expenses of $55.0 million in connection with regulatory submissions in the U.S. and Europe, which were recorded as research and development expense. We capitalized as intangible assets $65.0 million in the first quarter of 2017 and $15.0 million of milestones in the third quarter of 2017 in connection with regulatory approvals in Europe and Japan, respectively, which are being amortized to cost of sales over the term of the collaboration. In the fourth quarter of 2017, we incurred milestone-related expense of $30.0 million as a result of the molecule moving into Phase III testing for the atopic dermatitis indication, which was recorded as research and development expense. We capitalized as an intangible asset $100.0 million in the second quarter of 2018 in connection with a milestone payment related to a regulatory approval in the U.S., which is being amortized to cost of sales over the term of the collaboration. As of June 30, 2018, Incyte is eligible to receive up to $150.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
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
The following table summarizes our revenue recognized with respect to Effient:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$27.9	$142.9	$59.5	$270.7
Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain, chronic low back pain, and cancer pain. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. As of June 30, 2018, Pfizer is eligible to receive up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Severance:
Human pharmaceutical products	$(24.6)	$(1.7)	$(24.7)	$111.3
Animal health products	(2.7)	0.7	4.8	56.3
Total severance	(27.3)	(1.0)	(19.9)	167.6
Asset impairment and other special charges - Animal health products	101.7	51.0	172.6	96.3
Total asset impairment, restructuring, and other special charges	$74.4	$50.0	$152.7	$263.9
Our severance charges recognized in the second half of 2017 as part of planned restructuring activities were based upon estimates for the number of employees that either lost or were going to lose their then current roles and would ultimately leave the company. During the second quarter of 2018, we determined that more displaced employees than expected were able to find other roles within the company, resulting in an immaterial reduction in the actual severance costs incurred. The severance cost accrual was reduced as of June 30, 2018 to reflect the amount we expect to pay for our remaining restructuring activities. We expect the majority of the remaining severance payments to be made in the next 12 months.
Asset impairment and other special charges recognized during the three months ended June 30, 2018 resulted primarily from the decision to suspend commercialization of Imrestor®, an animal health product. Additionally, we incurred expenses associated with the review of strategic alternatives for the Elanco animal health business.
Asset impairment, restructuring, and other special charges recognized during the six months ended June 30, 2018 are associated with the severance adjustment and exits costs discussed directly above, as well as the asset impairment, exit costs, and severance costs related to the decision to end Posilac® (rbST) production at the Augusta, Georgia manufacturing site. We are continuing to explore options related to exiting the site. We also incurred expenses associated with the review of strategic alternatives for the Elanco animal health business.
Severance costs recognized during the three and six months ended June 30, 2017 were incurred as a result of actions taken to reduce our cost structure, as well as the integration of Novartis Animal Health (Novartis AH). Asset impairment and other special charges recognized during the three and six months ended June 30, 2017, resulted primarily from integration costs of Novartis AH, as well as asset impairments due to site closures.
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
Our equity investments are accounted for using three different methods depending on the type of equity investment:

•
Investments in companies over which we have significant influence but not a controlling interest are accounted for using the equity method, with our share of earnings or losses reported in other-net, (income) expense.

•
For equity investments that do not have readily determinable fair values, we measure these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any change in recorded value is recorded in other-net, (income) expense.

•	Our public equity investments are measured and carried at fair value. Any change in fair value is recognized in other-net, (income) expense.
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
For derivative instruments that are designated and qualify as fair value hedges, the derivative instrument is marked to market, with gains and losses recognized currently in income to offset the respective losses and gains recognized on the underlying exposure. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of gains and losses is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period the hedged transaction affects earnings. For derivative and non-derivative instruments that are designated and qualify as net investment hedges, the effective portion of foreign currency translation gains or losses due to spot rate fluctuations are reported as a component of accumulated other comprehensive loss. Hedge ineffectiveness is immediately recognized in earnings. Derivative contracts that are not designated as hedging instruments are recorded at fair value with the gain or loss recognized in current earnings during the period of change.
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2018, we had outstanding foreign currency forward commitments to purchase 1.77 billion U.S. dollars and sell 1.53 billion euro, commitments to purchase 1.08 billion euro and sell 1.26 billion U.S. dollars, commitments to purchase 396.4 million U.S. dollars and sell 43.67 billion Japanese yen, commitments to purchase 159.5 million Swiss Francs and sell 160.6 million U.S. dollars, and commitments to purchase 305.2 million U.S. dollars and sell 230.9 million British pounds, which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $3.40 billion and $3.70 billion as of June 30, 2018 and December 31, 2017, respectively, and have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated and Swiss franc-denominated foreign operations. Our cross-currency interest rate swaps that convert a portion of our U.S. dollar-denominated floating rate debt to foreign-denominated floating rate debt have also been designated as, and are effective as, economic hedges of net investments, primarily in our euro-denominated foreign operations.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At June 30, 2018, substantially all of our total long-term debt is at a fixed rate. We have converted 25 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value hedges:
Effect from hedged fixed-rate debt	$(19.7)	$15.0	$(74.5)	$7.5
Effect from interest rate contracts	19.7	(15.0)	74.5	(7.5)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	3.7	3.7	7.3	7.4
Net losses on foreign currency exchange contracts not designated as hedging instruments	59.1	25.8	75.7	62.9
During the six months ended June 30, 2018 and 2017, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net investment hedges:
Foreign currency-denominated notes	$208.5	$(194.4)	$100.8	$(273.3)
Cross-currency interest rate swaps	69.1	(51.5)	37.6	(57.6)
Cash flow hedges:
Forward-starting interest rate swaps	—	13.0	—	13.0
During the next 12 months, we expect to reclassify $14.9 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at June 30, 2018 and December 31, 2017 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2018
Cash equivalents	$5,188.2	$5,188.2	$5,188.2	$—	$—	$5,188.2

Short-term investments:
U.S. government and agency securities	$10.1	$10.1	$10.1	$—	$—	$10.1
Corporate debt securities	70.1	70.2	—	70.1	—	70.1
Asset-backed securities	7.8	7.8	—	7.8	—	7.8
Other securities	4.2	4.2	—	4.2	—	4.2
Short-term investments	$92.2

Noncurrent investments:
U.S. government and agency securities	$161.9	$167.9	$161.9	$—	$—	$161.9
Corporate debt securities	659.5	672.4	—	659.5	—	659.5
Mortgage-backed securities	106.5	110.5	—	106.5	—	106.5
Asset-backed securities	31.8	32.2	—	31.8	—	31.8
Other securities	136.0	39.3	—	—	136.0	136.0
Marketable equity securities	315.7	133.5	315.7	—	—	315.7
Equity investments without readily determinable fair values (2)	392.8
Equity method investments (2)	255.4
Noncurrent investments	$2,059.6

December 31, 2017
Cash equivalents	$4,763.9	$4,763.9	$4,712.4	$51.5	$—	$4,763.9

Short-term investments:
U.S. government and agency securities	$217.8	$218.2	$217.8	$—	$—	$217.8
Corporate debt securities	1,182.3	1,183.2	—	1,182.3	—	1,182.3
Asset-backed securities	94.2	94.3	—	94.2	—	94.2
Other securities	3.6	3.6	—	3.6	—	3.6
Short-term investments	$1,497.9

Noncurrent investments:
U.S. government and agency securities	$360.0	$365.0	$360.0	$—	$—	$360.0
Corporate debt securities	3,464.3	3,473.5	—	3,464.3	—	3,464.3
Mortgage-backed securities	202.4	204.2	—	202.4	—	202.4
Asset-backed securities	653.9	656.0	—	653.9	—	653.9
Other securities	132.1	66.4	—	—	132.1	132.1
Marketable equity securities	281.3	131.0	281.3	—	—	281.3
Cost and equity method investments (2)	584.8
Noncurrent investments	$5,678.8
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments that do not have readily determinable fair values.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
June 30, 2018	$(2,448.0)	$—	$(2,445.9)	$—	$(2,445.9)
December 31, 2017	(2,696.8)	—	(2,690.6)	—	(2,690.6)
Long-term debt, including current portion
June 30, 2018	$(9,771.6)	$—	$(10,063.5)	$—	$(10,063.5)
December 31, 2017	(10,950.3)	—	(11,529.9)	—	(11,529.9)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2018
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(4.2)	$—	$(4.2)	$—	$(4.2)
Other noncurrent liabilities	(45.5)	—	(45.5)	—	(45.5)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	21.2	—	21.2	—	21.2
Sundry	4.2	—	4.2	—	4.2
Other current liabilities	(20.5)	—	(20.5)	—	(20.5)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	11.8	—	11.8	—	11.8
Other current liabilities	(9.6)	—	(9.6)	—	(9.6)
Contingent consideration liabilities (1):
Other current liabilities	(123.3)	—	—	(123.3)	(123.3)
Other noncurrent liabilities	(41.1)	—	—	(41.1)	(41.1)

December 31, 2017
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$0.8	$—	$0.8	$—	$0.8
Sundry	35.1	—	35.1	—	35.1
Other current liabilities	(0.2)	—	(0.2)	—	(0.2)
Other noncurrent liabilities	(10.5)	—	(10.5)	—	(10.5)
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(33.4)	—	(33.4)	—	(33.4)
Other noncurrent liabilities	(26.0)	—	(26.0)	—	(26.0)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	26.8	—	26.8	—	26.8
Other current liabilities	(36.0)	—	(36.0)	—	(36.0)
Contingent consideration liabilities (1):
Other current liabilities	(208.0)	—	—	(208.0)	(208.0)
Other noncurrent liabilities	(45.2)	—	—	(45.2)	(45.2)
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
Contingent consideration liabilities primarily include contingent consideration related to Erbitux, for which the fair value was estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant view for net sales in North America through September 2018 and an estimated discount rate. The amount to be paid is calculated as a tiered percentage of net sales (see Note 4) and will, therefore, vary directly with increases and decreases in net sales of Erbitux in North America. There is no cap on the amount that may be paid pursuant to this arrangement. The decrease in the fair value of the contingent consideration liabilities during the six months ended June 30, 2018 was due primarily to cash payments of $101.8 million related to Erbitux. The change in the fair value of the contingent consideration liabilities recognized in earnings during the three and six months ended June 30, 2018 and 2017 due to changes in time value of money was not material.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of June 30, 2018:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$1,047.7	$88.0	$656.8	$148.3	$154.6
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	June 30, 2018	December 31, 2017
Unrealized gross gains	$1.8	$184.7
Unrealized gross losses	25.2	47.5
Fair value of securities in an unrealized gain position	148.0	1,434.2
Fair value of securities in an unrealized loss position	898.0	4,692.8
A summary of the unrealized gains and losses (pretax) recognized in our statements of operations for equity securities held as of June 30, 2018 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Unrealized gain (loss), net	$20.8	$38.6
We periodically assess our investment in available-for-sale securities for other-than-temporary impairment losses. There were no other-than-temporary impairment losses in the three or six months ended June 30, 2018 or the three or six months ended June 30, 2017.
We periodically assess our investments in equity securities other than public equity securities for impairment losses. Impairment losses recognized on these equity securities in the three and six months ended June 30, 2018 were immaterial.
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
As of June 30, 2018, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 60 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of June 30, 2018, we do not intend to sell, and it is not more likely than not that we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.
Activity related to our investment portfolio, substantially all of which related to equity and available-for-sale securities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$4,953.8	$959.0	$5,546.4	$2,051.5
Realized gross gains on sales	5.6	22.2	7.7	73.9
Realized gross losses on sales	47.4	1.1	49.0	2.4
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Adjustments recorded to our equity investments without readily determinable fair values are based upon changes in the equity instrument's value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon the impairment considerations mentioned above. Adjustments recorded during the six months ended June 30, 2018 were immaterial.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $673.9 million and $723.2 million of accounts receivable as of June 30, 2018 and December 31, 2017, respectively, under these factoring arrangements. The cost of factoring such accounts receivable on our consolidated condensed results of operations for the six months ended June 30, 2018 and 2017 was not material.
Note 7: Shareholders’ Equity
During the six months ended June 30, 2018, we repurchased $2.05 billion, or 25.8 million shares, completing the $5.00 billion share repurchase program announced in October 2013. During the six months ended June 30, 2017, we repurchased $259.9 million of shares under the same repurchase program. A payment of $60.0 million was made in the fourth quarter of 2016 for shares repurchased in 2017.
An $8.00 billion share repurchase program was authorized in June 2018. There were no shares repurchased under the $8.00 billion program during the six months ended June 30, 2018.
Note 8: Income Taxes
During the three months ended June 30, 2018, we incurred $264.7 million of income tax expense, despite earning $4.8 million of income before income taxes as a result of the non-deductible acquired IPR&D charges totaling $1.56 billion related to the acquisitions of ARMO and AurKa. The effective tax rate for the six months ended June 30, 2018 was 33.8 percent as it also reflected these non-deductible charges. The effective tax rate for the six months ended June 30, 2017 was 32.1 percent as it reflected the non-deductible acquired IPR&D charge of $857.6 million related to the acquisition of CoLucid. In December 2017, the President of the U.S. signed into law the Tax Cuts and Jobs Act (2017 Tax Act), which includes significant changes to the U.S. corporate income tax system, including a reduction in the corporate income tax rate, transition to a territorial tax system, and modifications to the international tax provisions. The changes that became effective January 1, 2018 resulted in a reduction to our tax expense for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively.
At June 30, 2018, our accounting for the 2017 Tax Act is incomplete; however, we expect to complete our accounting by December 2018. As discussed in our 2017 Annual Report on Form 10-K, we recorded provisional adjustments for effects that we were able to reasonably estimate. Those effects included the one-time repatriation transition tax (also known as the 'Toll Tax'), re-measurement of deferred tax assets and liabilities, unremitted earnings, executive compensation, and uncertain tax positions. At year-end, we were not able to make reasonable estimates for Global Intangible Low-Taxed Income (GILTI) deferred taxes or valuation allowances; therefore, we did not record provisional amounts. We are still evaluating the effects of the GILTI provisions and assessing our valuation allowances, and we have not yet determined our accounting policy election with respect to GILTI deferred taxes or the application of intra-entity transfers of inventory; therefore, the estimated annual effective tax rate reflects GILTI as a period expense. For the six months ended June 30, 2018, we have not made any additional measurement-period adjustments related to these provisional items as we are continuing to collect and analyze additional information as well as evaluate the interpretations and assumptions made. Updates to our calculations may result in material changes to the provisional adjustments recorded at year-end and the estimated annual effective tax rate.
The U.S. examination of tax years 2013-2015 began in 2016. While we believe it is reasonably possible that this audit could reach resolution within the next 12 months, the IRS examination of tax years 2013-2015 remains ongoing. Therefore, it is not possible to reasonably estimate the change to unrecognized tax benefits and the related future cash flows.
Note 9: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$77.7	$86.7	$158.1	$165.6
Interest cost	112.0	103.2	224.6	205.6
Expected return on plan assets	(211.2)	(195.3)	(423.7)	(389.3)
Amortization of prior service cost	1.3	1.5	2.5	2.9
Recognized actuarial loss	91.6	70.4	182.0	143.1
Net periodic benefit cost	$71.4	$66.5	$143.5	$127.9

	Retiree Health Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit income:
Service cost	$10.9	$12.0	$21.6	$23.2
Interest cost	13.5	13.4	27.4	26.4
Expected return on plan assets	(43.9)	(40.1)	(87.8)	(80.4)
Amortization of prior service benefit	(20.4)	(22.5)	(40.9)	(45.0)
Recognized actuarial loss	2.2	5.1	4.6	9.2
Net periodic benefit income	$(37.7)	$(32.1)	$(75.1)	$(66.6)
We contributed approximately $25 million required to satisfy minimum funding requirements to our defined benefit pension and retiree health benefit plans during the six months ended June 30, 2018. Additional discretionary funding in the aggregate was not material during the six months ended June 30, 2018. During the remainder of 2018, we expect to make contributions to our defined benefit pension and retiree health benefit plans of approximately $30 million to satisfy minimum funding requirements. No additional discretionary funding for the remainder of 2018 has been approved at this time.
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
U.S. Patent Litigation and Administrative Proceedings
In the U.S., more than 10 Abbreviated New Drug Applications (ANDAs) seeking approval to market generic versions of Alimta prior to the expiration of our vitamin regimen patent (expiring in 2021 plus pediatric exclusivity expiring in 2022) have been filed by a number of companies, including Teva Parenteral Medicines, Inc. (Teva) and APP Pharmaceuticals, LLC (APP) pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). We have received favorable decisions from the U.S. Court of Appeals for the Federal Circuit (affirming the U.S. District Court for the Southern District of Indiana's decisions finding our U.S. vitamin regimen patent valid and infringed) against Teva, APP, and two other defendants' proposed products, and similar favorable judgments have been entered by the U.S. District Court for the Southern District of Indiana against five other companies. The remaining ANDA applicants have agreed to a preliminary injunction or stay pending the appeal of the inter partes review (IPR) described in the following sentence. In October 2017, the U.S. Patent and Trademark Office issued written decisions in our favor following IPR of our vitamin regimen patent, finding that the generic company petitioners failed to show that the claims in our patent are unpatentable. A number of these challengers have filed an appeal.
We currently have pending lawsuits in the U.S. District Court for the Southern District of Indiana alleging infringement against Actavis LLC and Apotex Inc. in response to their applications to market alternative forms of pemetrexed products, and a similar lawsuit was filed in the U.S. District Court for Delaware against Eagle Pharmaceuticals, Inc. In June 2018, the U.S. District Court for the Southern District of Indiana ruled in our favor in two similar cases, finding Dr. Reddy's Laboratories' (Dr. Reddy) and Hospira, Inc.'s (Hospira) proposed products would infringe our patent. Dr. Reddy and Hospira have appealed those rulings.
European Patent Litigation and Administrative Proceedings
In July 2017, the United Kingdom (U.K.) Supreme Court ruled that commercialization of certain salt forms of pemetrexed (the active ingredient in Alimta) by Actavis Group ehf and other Actavis companies directly infringes our vitamin regimen patents in the U.K., Italy, France, and Spain. Litigation in the U.K. is now concluded.
Hexal AG (Hexal) and Stada Arzneimittel AG have each challenged the validity of our vitamin regimen patent before the German Federal Patent Court. At a hearing in July 2018, the German Federal Patent Court held that our vitamin regimen patent is invalid. We plan to appeal this decision. Under German law, the patent remains in force pending appeal. A number of generic competitors have received approval to market generic versions of pemetrexed in Germany. Injunctions are in place against four of these companies, including Hexal AG and ratiopharm GmbH (a subsidiary of Teva), as well as Informationsstelle für Arzneispezialitäten GmbH. Whether the infringement court grants further injunctions or maintains the injunctions pending the appeal, or whether a generic competitor chooses to launch at risk, makes the timing of possible generic entry and market erosion unpredictable.

Additional legal proceedings are ongoing in various national courts of other European countries. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets and that generic competitors may choose to launch at risk (including one generic product currently on the market in France). We will continue to seek to remove any generic pemetrexed products launched at risk in European markets, seek damages in respect of such launches, and defend our patents against validity challenges.
Japanese Administrative Proceedings
Three separate sets of demands for invalidation of our two vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). In February 2017, the Japan Intellectual Property High Court confirmed the decisions of the JPO upholding the validity of both our Japanese vitamin regime patents in the challenge initiated by Sawai Pharmaceutical Co., Ltd. and joined by three other companies. This decision is now final. In May 2017, the JPO resumed one of the two remaining sets of demands, brought by Nipro Corporation (Nipro) and in July 2018, the JPO issued written decisions dismissing Nipro’s invalidation demands. The other set of demands, brought by Hospira Inc., remains suspended. If upheld through all challenges, these patents provide intellectual property protection for Alimta until June 2021. Notwithstanding our patents, generic versions of Alimta were approved in Japan starting in February 2016. We do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
Cymbalta® Product Liability Litigation
We were named as a defendant in a purported class-action lawsuit in the U.S. District Court for the Central District of California (now called Strafford et al. v. Eli Lilly and Company) involving Cymbalta. The plaintiffs, purporting to represent a class of all persons within the U.S. who purchased and/or paid for Cymbalta, asserted claims under the consumer protection statutes of four states, California, Massachusetts, Missouri, and New York, and sought declaratory, injunctive, and monetary relief for various alleged economic injuries arising from discontinuing treatment with Cymbalta. In December 2014, the district court denied the plaintiffs' motion for class certification. Plaintiffs filed a petition with the U.S. Court of Appeals for the Ninth Circuit requesting permission to file an interlocutory appeal of the denial of class certification, which was denied. Plaintiffs filed a second motion for certification under the consumer protection acts of New York and Massachusetts. The district court denied that motion for class certification in July 2015. The district court dismissed the suits and plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. In June 2017, we moved to dismiss the appeal for lack of jurisdiction based on the U.S. Supreme Court's recent decision in Microsoft v. Baker. In November 2017, the U.S. Court of Appeals for the Ninth Circuit dismissed the suit. In July 2018, the U.S. District Court for the District of California denied Plaintiffs’ motion to reopen the case.
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
Brazil–Employee Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. The plaintiffs allege that some employees at the facility were exposed to benzene and heavy metals; however, Lilly Brasil maintains that these alleged contaminants were never used in the facility. In May 2014, the labor court judge ruled against Lilly Brasil. The judge's ruling orders Lilly Brasil to undertake several actions of unspecified financial impact, including paying lifetime medical insurance for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. While we cannot currently estimate the range of reasonably possible financial losses that could arise in the event we do not ultimately prevail in the litigation, the judge has estimated the total financial impact of the ruling to be approximately 1.0 billion Brazilian real (approximately $260 million as of June 30, 2018) plus interest. We filed an appeal in May 2014. In April 2018 the appeals court heard oral arguments in preparation for giving its written judgment on the appeal. We expect a written decision in the third quarter of 2018. While the written decision has not yet been issued, the appeals court issued a press release indicating that it would affirm the lower court's ruling, with the total financial impact of the ruling estimated to be approximately 500 million Brazilian real (approximately $130 million as of June 30, 2018). We strongly disagree with the court's decision and plan to appeal.
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
Agri Stats, Inc.
Agri Stats, Inc., a Lilly subsidiary, has been named as a co-defendant in approximately 15 antitrust suits, including several putative class-actions, filed in the U.S. District Court for the Northern District of Illinois, District of Kansas and the District of Minnesota. The matters allege that defendants engaged in a conspiracy to limit U.S. chicken and swine production and inflate prices. Plaintiffs consist of private direct and indirect purchasers of broiler chickens and pork products. We believe these claims are without merit and are prepared to defend against them vigorously.
Product Liability Insurance
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of product liability and related claims in the future. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.

Note 11:    Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended June 30, 2018 and 2017:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2018	$(850.6)	$(51.0)	$(4,304.4)	$(231.5)	$(5,437.5)

Other comprehensive income (loss) before reclassifications	(820.9)	65.9	54.5	0.1	(700.4)
Net amount reclassified from accumulated other comprehensive loss	—	(33.0)	59.3	2.9	29.2
Net other comprehensive income (loss)	(820.9)	32.9	113.8	3.0	(671.2)

Balance at June 30, 2018	$(1,671.5)	$(18.1)	$(4,190.6)	$(228.5)	$(6,108.7)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2017	$(1,648.7)	$179.4	$(3,349.4)	$(208.4)	$(5,027.1)

Other comprehensive income (loss) before reclassifications	299.3	(12.5)	(37.7)	8.4	257.5
Net amount reclassified from accumulated other comprehensive loss	—	(13.7)	38.6	2.4	27.3
Net other comprehensive income (loss)	299.3	(26.2)	0.9	10.8	284.8

Balance at June 30, 2017 (1)	$(1,349.4)	$153.2	$(3,348.5)	$(197.6)	$(4,742.3)

The following tables summarize the activity related to each component of other comprehensive income (loss) during the six months ended June 30, 2018 and 2017:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2018 (2)	$(1,233.4)	$113.5	$(4,340.7)	$(234.3)	$(5,694.9)

Reclassification due to adoption of new accounting standard (3)	—	(128.9)	—	—	(128.9)
Other comprehensive income (loss) before reclassifications	(438.1)	29.9	32.4	—	(375.8)
Net amount reclassified from accumulated other comprehensive loss	—	(32.6)	117.7	5.8	90.9
Net other comprehensive income (loss)	(438.1)	(2.7)	150.1	5.8	(284.9)

Balance at June 30, 2018	$(1,671.5)	$(18.1)	$(4,190.6)	$(228.5)	$(6,108.7)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2017 (2)	$(1,867.3)	$224.0	$(3,371.6)	$(210.9)	$(5,225.8)

Other comprehensive income (loss) before reclassifications	517.9	(24.3)	(54.6)	8.4	447.4
Net amount reclassified from accumulated other comprehensive loss	—	(46.5)	77.7	4.9	36.1
Net other comprehensive income (loss)	517.9	(70.8)	23.1	13.3	483.5

Balance at June 30, 2017 (1)	$(1,349.4)	$153.2	$(3,348.5)	$(197.6)	$(4,742.3)
(1) Accumulated other comprehensive loss as of June 30, 2017 consists of $4,774.9 million of accumulated other comprehensive loss attributable to controlling interest and $32.6 million of accumulated other comprehensive income attributable to non-controlling interest.
(2) Accumulated other comprehensive loss as of January 1, 2018 consists of $5,718.6 million of accumulated other comprehensive loss attributable to controlling interest and $23.7 million of accumulated other comprehensive income attributable to non-controlling interest. Accumulated other comprehensive loss as of January 1, 2017 consists of $5,274.0 million of accumulated other comprehensive loss attributable to controlling interest and $48.2 million of accumulated other comprehensive income attributable to non-controlling interest.
(3) This reclassification consists of $104.8 million of accumulated other comprehensive loss attributable to controlling interest and $24.1 million of accumulated other comprehensive loss attributable to non-controlling interest. Refer to Note 2 for further details regarding the reclassification due to the adoption of Accounting Standards Update 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.
.

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Tax benefit (expense)	2018	2017	2018	2017
Foreign currency translation gains/losses	$(58.3)	$86.1	$(18.2)	$115.8
Unrealized net gains/losses on securities	(8.9)	11.5	1.3	29.6
Defined benefit pension and retiree health benefit plans	(23.6)	(6.1)	(37.9)	(14.6)
Effective portion of cash flow hedges	(0.7)	(5.8)	(1.5)	(7.1)
Benefit/(provision) for income taxes allocated to other comprehensive income (loss) items	$(91.5)	$85.7	$(56.3)	$123.7
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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Operations

	2018	2017	2018	2017
Amortization of retirement benefit items:
Prior service benefits, net	$(19.1)	$(21.0)	$(38.4)	$(42.1)	(1)
Actuarial losses, net	93.8	75.5	186.6	152.3	(1)
Total before tax	74.7	54.5	148.2	110.2
Tax benefit	(15.4)	(15.9)	(30.5)	(32.5)	Income taxes
Net of tax	59.3	38.6	117.7	77.7

Unrealized gains/losses on available-for-sale securities:
Realized (gains), losses, net	(41.8)	(21.1)	(41.3)	(71.5)	Other–net, (income) expense
Tax (benefit) expense	8.8	7.4	8.7	25.0	Income taxes
Net of tax	(33.0)	(13.7)	(32.6)	(46.5)
Other, net of tax	2.9	2.4	5.8	4.9	Other–net, (income) expense
Total reclassifications for the period (net of tax)	$29.2	$27.3	$90.9	$36.1
(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit (income) cost (see Note 9).

Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$63.3	$53.6	$124.5	$100.2
Interest income	(41.2)	(36.9)	(86.7)	(69.5)
Retirement benefit	(54.9)	(64.3)	(111.3)	(127.5)
Other income	(5.2)	(12.8)	(32.0)	(41.9)
Other–net, (income) expense	$(38.0)	$(60.4)	$(105.5)	$(138.7)
As discussed in Note 2, upon adoption of Accounting Standards Update 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, pension and postretirement benefit cost components other than service costs are presented in other–net, (income) expense. Results for the three and six months ended June 30, 2017 have been reclassified to reflect the adoption of this standard.

Note 13: Segment Information
We have two operating segments—human pharmaceutical products and animal health products. Our operating segments are distinguished by the ultimate end user of the product—humans or animals. Performance is evaluated based on profit or loss from operations before income taxes.

	Three Months Ended June 30,
	2018			2017
	U.S. (1)	Outside U.S.	Total	U.S. (1)	Outside U.S.	Total
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:
Endocrinology:
Trulicity®	$612.4	$167.4	$779.8	$380.9	$99.3	$480.2
Humalog®	464.5	305.2	769.8	390.4	288.0	678.4
Forteo®	224.5	210.0	434.5	249.8	196.9	446.7
Humulin®	238.8	107.2	346.0	226.5	131.3	357.8
Basaglar	156.5	45.3	201.8	59.5	27.1	86.6
Jardiance	85.6	61.6	147.2	66.8	36.3	103.2
Trajenta	56.8	84.9	141.7	60.4	81.5	141.9
Other Endocrinology	61.4	72.8	134.1	117.8	78.8	196.5
Total Endocrinology	1,900.5	1,054.4	2,954.9	1,552.1	939.2	2,491.3

Oncology:
Alimta	281.3	274.6	555.9	274.3	258.6	532.9
Cyramza®	75.4	143.3	218.8	68.7	117.6	186.3
Erbitux	140.0	26.4	166.4	133.0	26.1	159.1
Other Oncology	110.0	59.1	169.0	43.7	33.8	77.6
Total Oncology	606.7	503.4	1,110.1	519.7	436.1	955.9

Cardiovascular:
Cialis®	345.7	193.0	538.7	381.0	246.3	627.3
Effient	13.3	14.6	27.9	131.0	11.9	142.9
Other Cardiovascular	96.1	30.3	126.4	6.7	35.6	42.2
Total Cardiovascular	455.1	237.9	693.0	518.7	293.8	812.4

Neuroscience:
Cymbalta	12.6	169.4	181.9	47.1	159.6	206.6
Zyprexa®	11.8	116.2	128.0	13.0	127.8	140.8
Strattera®	16.9	97.3	114.2	101.5	85.1	186.6
Other Neuroscience	22.5	24.3	46.9	30.6	22.0	52.7
Total Neuroscience	63.8	407.2	471.0	192.2	394.5	586.7

Immunology:
Taltz®	173.6	46.5	220.1	124.4	14.3	138.7
Other Immunology	1.7	42.9	44.6	—	4.8	4.8
Total Immunology	175.3	89.4	264.7	124.4	19.1	143.5

Other pharmaceuticals	22.3	47.1	69.5	10.3	39.3	49.6
Total human pharmaceutical products	3,223.7	2,339.4	5,563.2	2,917.4	2,122.0	5,039.4
Animal health products	378.2	413.8	792.1	406.5	378.3	784.8
Revenue	$3,602.0	$2,753.3	$6,355.2	$3,323.9	$2,500.3	$5,824.3

	Six Months Ended June 30,
	2018			2017
	U.S. (1)	Outside U.S.	Total	U.S. (1)	Outside U.S.	Total
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:
Endocrinology:
Humalog	$968.7	$592.8	$1,561.5	$839.4	$547.3	$1,386.8
Trulicity	1,140.6	317.5	1,458.1	677.2	176.0	853.1
Forteo	346.6	401.1	747.8	427.4	366.7	794.2
Humulin	460.4	211.5	671.9	431.9	240.4	672.3
Basaglar	283.2	84.6	367.8	81.5	51.1	132.6
Jardiance	180.6	117.6	298.2	114.6	62.6	177.1
Trajenta	110.9	171.9	282.8	105.8	149.1	254.9
Other Endocrinology	125.4	140.2	265.6	191.2	152.1	343.3
Total Endocrinology	3,616.4	2,037.2	5,653.7	2,869.0	1,745.3	4,614.3

Oncology:
Alimta	526.7	528.9	1,055.5	501.6	521.2	1,022.8
Cyramza	143.7	258.7	402.4	134.9	222.7	357.6
Erbitux	261.3	54.7	316.1	262.2	51.3	313.5
Other Oncology	185.3	107.4	292.7	84.8	64.2	149.0
Total Oncology	1,117.0	949.7	2,066.7	983.5	859.4	1,842.9

Cardiovascular:
Cialis	659.1	375.0	1,034.1	677.7	483.2	1,160.9
Effient	29.2	30.3	59.5	248.0	22.7	270.7
Other Cardiovascular	103.8	64.5	168.3	15.7	62.4	78.0
Total Cardiovascular	792.1	469.8	1,261.9	941.4	568.3	1,509.6

Neuroscience:
Cymbalta	24.8	326.7	351.5	81.2	300.0	381.2
Zyprexa	20.6	230.0	250.6	36.7	251.6	288.3
Strattera	63.9	181.0	244.9	223.9	158.9	382.8
Other Neuroscience	45.7	51.0	96.7	65.2	48.5	113.7
Total Neuroscience	155.0	788.7	943.7	407.0	759.0	1,166.0

Immunology:
Taltz	284.7	81.8	366.5	212.3	23.1	235.4
Other Immunology	1.8	75.2	76.9	—	6.6	6.6
Total Immunology	286.5	157.0	443.4	212.3	29.7	242.0

Other pharmaceuticals	35.7	96.7	132.5	23.9	99.6	123.6
Total human pharmaceutical products	6,002.7	4,499.1	10,501.9	5,437.1	4,061.3	9,498.4
Animal health products	754.0	799.4	1,553.4	820.3	733.8	1,554.2
Revenue	$6,756.7	$5,298.6	$12,055.2	$6,257.5	$4,795.1	$11,052.6
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment profits:
Human pharmaceutical products	$1,720.2	$1,352.3	$3,237.0	$2,523.2
Animal health products	144.5	152.4	299.4	300.7
Total segment profits	$1,864.6	$1,504.7	$3,536.3	$2,823.9

Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$1,864.6	$1,504.7	$3,536.3	$2,823.9
Other profits (losses):
Acquired in-process research and development (Note 3)	(1,624.5)	—	(1,624.5)	(857.6)
Amortization of intangible assets	(152.9)	(178.1)	(305.3)	(354.2)
Asset impairment, restructuring, and other special charges (Note 5)	(74.4)	(50.0)	(152.7)	(263.9)
Other, net	(8.0)	(16.1)	(8.0)	(26.5)
Consolidated income before taxes	$4.8	$1,260.5	$1,445.8	$1,321.7
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Geographic Information
Revenue—to unaffiliated customers (1):
United States	$3,602.0	$3,323.9	$6,756.7	$6,257.5
Europe	1,090.7	963.6	2,125.9	1,860.6
Japan	664.3	627.5	1,220.1	1,150.3
Other foreign countries	998.2	909.3	1,952.5	1,784.2
Revenue	$6,355.2	$5,824.3	$12,055.2	$11,052.6
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.
Refer to Note 14 for information regarding the completion of the strategic review of the Elanco animal health business.

Note 14: Subsequent Event
We have completed our strategic review of the Elanco animal health business (Elanco) and anticipate publicly filing a registration statement in the coming weeks with the U.S. Securities and Exchange Commission for a potential initial public offering (IPO) of less than a 20 percent ownership stake in Elanco. We expect to complete the IPO process during the second half of 2018.  The animal health business continues to be presented as a continuing operation in these consolidated condensed financial statements.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Results of Operations
(Tables present dollars in millions, except per-share data)
General
Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated company. This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
Executive Overview
This section provides an overview of our financial results, recent product and late-stage pipeline developments, and other matters affecting our company and the pharmaceutical industry. Earnings (loss) per share (EPS) data are presented on a diluted basis.
Financial Results
The following table summarizes our key operating results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
Revenue	$6,355.2	$5,824.3	9	$12,055.2	$11,052.6	9
Gross margin	4,652.5	4,252.6	9	8,781.2	8,133.0	8
Gross margin as a percent of revenue	73.2%	73.0%		72.8%	73.6%
Operating expense (1)	$2,986.8	$3,002.5	(1)	$5,663.7	$5,828.5	(3)
Acquired in-process research and development (IPR&D)	1,624.5	—	NM	1,624.5	857.6	89
Asset impairment, restructuring, and other special charges	74.4	50.0	49	152.7	263.9	(42)
Net income (loss)	(259.9)	1,008.0	NM	957.5	897.2	7
Earnings (loss) per share	(0.25)	0.95	NM	0.92	0.85	8
(1) Operating expense consists of research and development and marketing, selling, and administrative expenses.
NM - not meaningful
Revenue increased for the three and six months ended June 30, 2018 driven by increased volume and favorable impact of foreign exchange rates. For the six months ended June 30, 2018, the increase was also driven, to a lesser extent, by higher realized prices. Operating expense decreased for the three months ended June 30, 2018 driven by decreases in marketing, selling, and administrative expenses, partially offset by an increase in research and development expenses. Operating expense decreased for the six months ended June 30, 2018 driven by decreases in marketing, selling, and administrative expenses and research and development expenses. The following highlighted items also affect comparisons of our financial results for the three and six months ended June 30, 2018 and 2017:

2018
Acquired IPR&D (Note 3 to the consolidated condensed financial statements)

•
We recognized acquired IPR&D charges of $1.62 billion, or $1.56 per share, for the three and six months ended June 30, 2018 associated with the acquisitions of ARMO Biosciences, Inc. (ARMO) and AurKa Pharma, Inc. (AurKa), and in connection with the collaborative arrangement with Sigilon Therapeutics (Siglion). The charges for ARMO and AurKa totaling $1.56 billion are not tax deductible.

Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated condensed financial statements)

•
We recognized charges of $74.4 million (pretax), or $0.06 per share, and $152.7 million (pretax), or $0.13 per share, for the three and six months ended June 30, 2018, respectively. The charges for the three months ended June 30, 2018 resulted primarily from the decision to suspend commercialization of Imrestor®, an animal health product, and expenses associated with the review of strategic alternatives for the Elanco animal health business. The charges for the six months ended June 30, 2018 also included asset impairment, exit costs, and severance costs related to the decision to end Posilac® (rbST) production at the Augusta, Georgia manufacturing site.

2017
Acquired IPR&D (Note 3 to the consolidated condensed financial statements)

•
We recognized an acquired IPR&D charge of $857.6 million, or $0.81 per share, for the six months ended June 30, 2017 associated with the acquisition of CoLucid Pharmaceuticals, Inc. (CoLucid). This charge was not tax-deductible.

Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated condensed financial statements)

•
We recognized charges of $50.0 million (pretax), or $0.03 per share and $263.9 million (pretax), or $0.19 per share, for the three and six months ended June 30, 2017, respectively. The charges for the three and six months ended June 30, 2017 were primarily due to integration costs related to the acquisition of Novartis Animal Health (Novartis AH), as well as asset impairments due to site closures.

The decreases in net income (loss) and EPS for the three and six months ended June 30, 2018 were primarily driven by increased acquired IPR&D charges.

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
Nasal glucagon* (Q2 2018)—a glucagon nasal powder formulation for the treatment of severe hypoglycemia in patients with diabetes treated with insulin. In the U.S., nasal glucagon is protected by a delivery device patent (2034), with data protection (3.5 years) expected upon approval. In Europe, nasal glucagon is protected by a delivery device patent (2034), with data protection (6 years) expected upon approval.
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
Lasmiditan (Q2 2015)—an oral 5-HT1F agonist for the acute treatment of migraine.
Mirikizumab (Q2 2018)—a human monoclonal antibody designed for the treatment of autoimmune diseases.
Pegilodecakin (Q1 2017)—a PEGylated IL-10, which has demonstrated clinical benefit as a single agent, and in combination with both chemotherapy and checkpoint inhibitor therapy, across several tumor types.
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

The following table reflects the status of each NME and diagnostic agent within our late-stage pipeline and recently approved products, including developments since January 1, 2018:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Nasal glucagon	Severe hypoglycemia	Submitted		Phase III	Submitted to U.S. Food and Drug Administration (FDA) in second quarter of 2018. Submitted to European regulatory authorities in July 2018.
Ultra-rapid Lispro	Type 1 and 2 diabetes	Phase III			Phase III trials are ongoing.
Immunology
Mirikizumab	Psoriasis	Phase III			Phase III trials were initiated during the second quarter of 2018.
	Ulcerative Colitis	Phase III			Phase III trial was initiated during the second quarter of 2018.
Olumiant	Rheumatoid arthritis	Launched			Granted approval of 2mg dose by FDA and launched in U.S. in second quarter of 2018.
	Atopic dermatitis	Phase III			Phase III trials are ongoing.
Neuroscience
Flortaucipir	Alzheimer's disease	Phase III			Phase III trial is ongoing.
Galcanezumab	Cluster headache	Phase III
In May 2018, announced Phase III trial met primary endpoint for episodic cluster headache. In discussions with regulatory authorities to determine path of submission. A separate Phase III trial did not meet primary endpoint for chronic cluster headache.

	Migraine prevention	Submitted		Phase III	Phase III trials are ongoing.
Lanabecestat	Early and mild Alzheimer's disease	Discontinued			Phase III trials discontinued in second quarter of 2018.
Lasmiditan	Migraine	Phase III
In third quarter of 2017, announced Phase III trial met primary endpoint. Submission to FDA expected in second half of 2018. See Note 3 to the consolidated condensed financial statements for information on the CoLucid acquisition.

Solanezumab	Preclinical Alzheimer's disease	Phase III			Phase III trial is ongoing.
Tanezumab	Osteoarthritis pain	Phase III			In July 2018, announced Phase III trial met primary endpoints. Potential submission in 2019.
	Chronic low back pain	Phase III			Phase III trial is ongoing.
	Cancer pain	Phase III			Phase III trial is ongoing.

Compound	Indication	U.S.	Europe	Japan	Developments
Oncology
Pegilodecakin	Pancreatic cancer	Phase III			Acquired with ARMO in the second quarter of 2018. Phase III trial is ongoing. See Note 3 for information on the acquisition.
Verzenio	Adjuvant breast cancer	Phase III			Phase III trial is ongoing.
	Metastatic breast cancer	Launched	Submitted		Submitted to regulatory authorities in Europe and Japan in third quarter of 2017.
Lartruvo	Soft tissue sarcoma	Launched		Phase III
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
(2) As part of a conditional marketing authorization, results from an ongoing Phase III study will need to be provided. This study is fully enrolled and ongoing. Until availability of the full data, the Committee for Medicinal Products for Human Use will review the benefits and risks of Lartruvo annually to determine whether the conditional marketing authorization can be maintained.
Other Matters
Elanco Animal Health
We have completed our strategic review of the Elanco animal health business (Elanco) and anticipate publicly filing a registration statement in the coming weeks with the U.S. Securities and Exchange Commission for a potential initial public offering (IPO) of less than a 20 percent ownership stake in Elanco. We expect to complete the IPO process during the second half of 2018.
Patent Matters
We depend on patents or other forms of intellectual-property protection for most of our revenue, cash flows, and earnings. We lost our patent exclusivity for Strattera® in the U.S. in May 2017, and generic versions of Strattera were approved in the same month. Following a settlement related to the compound patent challenge for Effient®, generic products launched in the U.S. in the third quarter of 2017. The entry of generic competition for these products has caused a rapid and severe decline in revenue, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows.
Our compound patent protection for Cialis® (tadalafil) and Adcirca® (tadalafil) expired in major European markets and the U.S. in November 2017; however, in the U.S., we were granted pediatric exclusivity through May 2018. Cialis is also protected by a unit dose patent in the U.S., where we expect exclusivity to end in late September 2018. We expect that the entry of generic competition into these markets following the loss of exclusivity will cause a rapid and severe decline in revenue for the affected products, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows.
Additionally, as described in Note 10 to the consolidated condensed financial statements, the Alimta® vitamin regimen patents, which provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. Our compound patent for Alimta expired in the U.S. in January 2017, and expired in major European countries and Japan in December 2015. We expect that the entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in revenue for the product, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows. While the U.S. Patent and Trademark Office ruled in our favor in October 2017 regarding the validity of the vitamin regimen patent, the generic companies which filed petitions seeking inter partes review of our vitamin regimen patent have appealed these rulings as further described in Note 10 to the consolidated condensed financial statements. In June 2018, the U.S. District Court for the Southern District of Indiana ruled in our favor in two cases, finding Dr. Reddy's Laboratories’ (Dr. Reddy) and Hospira, Inc.’s proposed alternative forms of pemetrexed products would infringe our patent. Dr. Reddy and Hospira have appealed those rulings. In light of the United Kingdom (U.K.) Supreme Court's judgment finding infringement in the U.K., Italy, France, and Spain, Actavis has withdrawn its previously launched-at-risk generic products from these markets. The German Federal Patent Court held that our vitamin regimen patent is invalid at a hearing in

June 2018. We plan to appeal this decision. A number of generic competitors have received approval to market generic versions of pemetrexed in Germany. Injunctions are in place against four of these companies as well as the Informationsstelle für Arzneispezialitäten GmbH, which makes the timing of possible generic entry and market erosion unpredictable. Additional legal proceedings are ongoing in various national courts of European countries. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets and that generic competitors may choose to launch at risk (including one generic product currently on the market in France). We will continue to seek to remove any generic pemetrexed products launched at risk in European markets, seek damages in respect of such launches, and defend our patents against validity challenges. Notwithstanding our patents, generic versions of Alimta were also approved in Japan starting in February 2016. As described in Note 10 to the consolidated condensed financial statements, we do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
The compound patent for Humalog® (insulin lispro) has expired in major markets. Global regulators have different legal pathways to approve similar versions of insulin lispro. A similar version of insulin lispro launched in the U.S in the second quarter of 2018 and in certain European markets in 2017. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect and have not experienced a rapid and severe decline in revenue; however, we expect additional pricing pressure and some loss of market share initially that would continue over time.
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
Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
United States
In the U.S., public concern over access to and affordability of pharmaceuticals continues to drive the regulatory and legislative debate. These policy and political issues increase the risk that taxes, fees, rebates, or other federal and state measures may be enacted. Key health policy proposals affecting biopharmaceuticals include a reduction in biologic data exclusivity, modifications to Medicare Parts B and D, language that would allow the Department of Health and Human Services to negotiate prices for biologics and drugs in Medicare, proposals that would require biopharmaceutical manufacturers to disclose proprietary drug pricing information, and state-level proposals related to prescription drug prices and reducing the cost of pharmaceuticals purchased by government health care programs. Several states enacted legislation related to prescription drug pricing transparency. Savings projected under these proposals are targeted as a means to fund both health care expenditures and non-health care initiatives, or to manage federal and state budgets. The Bipartisan Budget Act, enacted on February 9, 2018, will require manufacturers of brand-name drugs, biologics, and biosimilars to pay a 70 percent discount in the Medicare Part D Coverage Gap, up from the current 50 percent discount. This increase in Coverage Gap discounts will be effective beginning in 2019. In May 2018, the White House released "American Patients First: The Trump Administration Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" (Blueprint). The Administration’s corresponding request for information (RFI) includes more than 30 policy changes. We believe some proposals would be positive and other proposals would have negative consequences to our business. The effect of these proposals, and those that extend beyond the Blueprint, will depend on the details and timing of the final legislation, regulation, or guidance and could lead to a wide range of outcomes. Some of these outcomes could have a material adverse effect on our consolidated results of operations and cash flows.

In the private sector, consolidation and integration among healthcare providers is also a major factor in the competitive marketplace for human pharmaceuticals. Health plans, pharmaceutical benefit managers, wholesalers, and other supply chain stakeholders have been consolidating into fewer, larger entities, increasingly through vertical integration, thus enhancing their purchasing strength and importance. Payers typically maintain formularies which specify coverage (the conditions under which drugs are included on a plan's formulary) and reimbursement (the associated out-of-pocket cost to the consumer). Formulary placement can lead to reduced usage of a drug for the relevant patient population due to coverage restrictions, such as prior authorizations and formulary exclusions, or due to reimbursement limitations that result in higher consumer out-of-pocket cost, such as non-preferred co-pay tiers, increased co-insurance levels and higher deductibles. Consequently, pharmaceutical companies compete for formulary placement not only on the basis of product attributes such as greater efficacy, fewer side effects, or greater patient ease of use, but also by providing rebates. Price is an increasingly important factor in formulary decisions, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. These downward pricing pressures could negatively affect future consolidated results of operations and cash flows.
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
Our accounting for the Tax Cuts and Jobs Act (2017 Tax Act), signed into law in December 2017, is incomplete; however, we expect to complete our accounting by December 2018. In the fourth quarter of 2017, we recorded provisional adjustments for effects that we were able to reasonably estimate. Refer to Note 8 to the consolidated condensed financial statements for further information related to the 2017 Tax Act.
Acquisitions
See Note 3 to the consolidated condensed financial statements for discussion regarding our recent acquisitions of businesses and assets, including:

•	Our collaboration with Sigilon, completed in April 2018, for an upfront fee of $62.5 million and an equity investment in Sigilon.

•	Our acquisition of AurKa, completed in June 2018, for a cash purchase price of $81.3 million, net of cash acquired, plus net accrued liabilities assumed of $0.5 million.

•	Our acquisition of ARMO, completed in June 2018, for a cash purchase price of $1.40 billion, net of cash acquired, plus net accrued liabilities assumed of $75.8 million.

•
Our acquisition of Boehringer Ingelheim Vetmedica, Inc.'s U.S. feline, canine, and rabies vaccine portfolio and other related assets, completed in January 2017, in an all-cash transaction for $882.1 million.

•	Our acquisition of CoLucid, completed in March 2017, for a cash purchase price of $831.8 million, net of cash acquired.
Legal Matters
Information regarding contingencies relating to certain legal proceedings can be found in Note 10 to the consolidated condensed financial statements and is incorporated here by reference.
Revenue
The following tables summarize our revenue activity by region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
U.S. (1)	$3,602.0	$3,323.9	8	$6,756.7	$6,257.5	8
Outside U.S.	2,753.3	2,500.3	10	5,298.6	4,795.1	11
Revenue	$6,355.2	$5,824.3	9	$12,055.2	$11,052.6	9
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	7%	7%	7%	3%	6%	5%
Price	1	(2)	—	5	(2)	2
Foreign exchange rates	—	5	2	—	6	3
Percent change	8%	10%	9%	8%	10%	9%
Numbers may not add due to rounding
In the U.S., for the three and six months ended June 30, 2018, the volume increase was primarily driven by increased volume for new pharmaceutical products, including Trulicity®, Basaglar®, Taltz®, and Verzenio®, as well as an increase in U.S. collaboration revenue. This increase was partially offset by decreased volume for products that have lost exclusivity, including Effient and Strattera. The U.S. increase in realized prices for the six months ended June 30, 2018 was driven primarily by Cialis, Humalog, Strattera, Basaglar, and companion animal products.
Outside the U.S., for the three and six months ended June 30, 2018, the volume increase was primarily driven by sales of several new pharmaceutical products, including Trulicity, Olumiant, and Taltz, partially offset by decreased volume for Cialis. The decrease in realized prices was due to several pharmaceutical products.

The following tables summarize our revenue activity by product:

	Three Months Ended June 30,
	2018			2017
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$612.4	$167.4	$779.8	$480.2	62
Humalog	464.5	305.2	769.8	678.4	13
Alimta	281.3	274.6	555.9	532.9	4
Cialis	345.7	193.0	538.7	627.3	(14)
Forteo®	224.5	210.0	434.5	446.7	(3)
Humulin®	238.8	107.2	346.0	357.8	(3)
Taltz	173.6	46.5	220.1	138.7	59
Cyramza®	75.4	143.3	218.8	186.3	17
Basaglar	156.5	45.3	201.8	86.6	NM
Cymbalta®	12.6	169.4	181.9	206.6	(12)
Erbitux®	140.0	26.4	166.4	159.1	5
Jardiance® (2)	85.6	61.6	147.2	103.2	43
Trajenta™ (3)	56.8	84.9	141.7	141.9	—
Zyprexa®	11.8	116.2	128.0	140.8	(9)
Strattera	16.9	97.3	114.2	186.6	(39)
Effient	13.3	14.6	27.9	142.9	(81)
Other human pharmaceutical products	314.1	276.6	590.4	423.5	39
Animal health products	378.2	413.8	792.1	784.8	1
Revenue	$3,602.0	$2,753.3	$6,355.2	$5,824.3	9

	Six Months Ended June 30,
	2018			2017
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Humalog	$968.7	$592.8	$1,561.5	$1,386.8	13
Trulicity	1,140.6	317.5	1,458.1	853.1	71
Alimta	526.7	528.9	1,055.5	1,022.8	3
Cialis	659.1	375.0	1,034.1	1,160.9	(11)
Forteo	346.6	401.1	747.8	794.2	(6)
Humulin	460.4	211.5	671.9	672.3	—
Cyramza	143.7	258.7	402.4	357.6	13
Basaglar	283.2	84.6	367.8	132.6	NM
Taltz	284.7	81.8	366.5	235.4	56
Cymbalta	24.8	326.7	351.5	381.2	(8)
Erbitux	261.3	54.7	316.1	313.5	1
Jardiance (2)	180.6	117.6	298.2	177.1	68
Trajenta (3)	110.9	171.9	282.8	254.9	11
Zyprexa	20.6	230.0	250.6	288.3	(13)
Strattera	63.9	181.0	244.9	382.8	(36)
Effient	29.2	30.3	59.5	270.7	(78)
Other human pharmaceutical products	497.7	535.1	1,032.6	814.2	27
Animal health products	754.0	799.4	1,553.4	1,554.2	—
Revenue	$6,756.7	$5,298.6	$12,055.2	$11,052.6	9
Numbers may not add due to rounding.
NM - not meaningful
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Jardiance revenue includes Glyxambi® and Synjardy®.
(3) Trajenta revenue includes Jentadueto®.
Revenue of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 19 percent and 15 percent in the U.S. during the three and six months ended June 30, 2018, respectively, driven by higher realized prices due to changes in estimates to rebates and discounts and changes in payer segment mix, and, to a lesser extent, increased volume. Revenue outside the U.S. increased 6 percent and 8 percent during the three and six months ended June 30, 2018, respectively, driven by the favorable impact of foreign exchange rates and increased volume, partially offset by lower realized prices. A similar version of insulin lispro has launched in the U.S in the second quarter of 2018 and in certain European markets in 2017. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect and have not experienced a rapid and severe decline in revenue; however, we expect additional pricing pressure and some loss of market share initially that would continue over time. See "Executive Overview - Other Matters - Patent Matters" for more information.
Revenue of Trulicity, a treatment for type 2 diabetes, increased 61 percent and 68 percent in the U.S. during the three and six months ended June 30, 2018, respectively, primarily driven by increased demand as a result of increased share of market for Trulicity and growth in the GLP-1 class. Revenue outside the U.S. increased 69 percent and 80 percent during the three and six months ended June 30, 2018, respectively, primarily driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.

Revenue of Alimta, a treatment for various cancers, increased 3 percent and 5 percent in the U.S. during the three and six months ended June 30, 2018, respectively, driven by increased volume, including increased demand and customer buying patterns in the three months ended June 30, 2018. The increase in revenue for the six months ended June 30, 2018 was also, to a lesser extent, driven by higher realized prices. Revenue outside the U.S. increased 6 percent and 1 percent during the three and six months ended June 30, 2018, respectively. The increase in revenue during the three months ended June 30, 2018 was primarily driven by the favorable impact of foreign exchange rates and higher realized prices, partially offset by decreased volume driven by competitive pressure and loss of exclusivity in several countries. The increase in revenue during the six months ended June 30, 2018 was primarily driven by the favorable impact of foreign exchange rates, partially offset by decreased volume and, to a lesser extent, lower realized prices. We have faced and remain exposed to generic entry in multiple countries that has eroded revenue and is likely to continue to erode revenue from current levels.
Revenue of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia, decreased 9 percent and 3 percent in the U.S. during the three and six months ended June 30, 2018, respectively, driven by decreased demand due to the entry of generic sildenafil, partially offset by higher realized prices. Revenue outside the U.S. decreased 22 percent in both the three and six months ended June 30, 2018, driven by the loss of exclusivity in Europe, and, to a lesser extent, lower realized prices, partially offset by the favorable impact of foreign exchange rates. We lost our compound patent protection for Cialis in major European markets in November 2017 and now expect U.S. exclusivity for Cialis to end in late September 2018. See "Executive Overview - Other Matters - Patent Matters" for more information regarding our U.S. exclusivity. In addition to potential competition from generic tadalafil, we also currently face competition from generic sildenafil, which has accelerated during 2018. We expect that the entry of generic competition following the loss of exclusivity will cause a rapid and severe decline in revenue.
Revenue of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, decreased 10 percent and 19 percent in the U.S. during the three and six months ended June 30, 2018, respectively, primarily due to decreased demand and lower realized prices. Revenue outside the U.S. increased 7 percent and 9 percent during the three and six months June 30, 2018, respectively, driven by the favorable impact of foreign exchange rates and, to a lesser extent, increased volume, partially offset by lower realized prices.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, increased 5 percent in the U.S. during the three months ended June 30, 2018, driven by higher realized prices. For the first six months of 2018, revenue increased 7 percent in the U.S., primarily driven by increased volume and, to a lesser extent, higher realized prices. Revenue outside the U.S. decreased 18 percent and 12 percent during the three and six months ended June 30, 2018, respectively, driven by decreased volume, primarily in China, partially offset by the favorable impact of foreign exchange rates.
Revenue of Cyramza, a treatment for various cancers, increased 10 percent and 7 percent in the U.S. during the three and six months ended June 30, 2018, respectively, driven primarily by increased volume. Revenue outside the U.S. increased 22 percent and 16 percent during the three and six months ended June 30, 2018, respectively, driven by increased volume, and to a lesser extent, the favorable impact of foreign exchange rates.
Revenue of Basaglar, a long-acting human insulin analog for the treatment of diabetes, which launched in the U.S. in late 2016, increased $97.0 million and $201.6 million in the U.S. during the three and six months ended June 30, 2018, primarily driven by increased demand. Revenue outside the U.S. increased $18.2 million and $33.6 million during the three and six months ended June 30, 2018, primarily driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Basaglar.
Revenue of Taltz, a product for the treatment of moderate-to-severe plaque psoriasis and active psoriatic arthritis, increased 39 percent and 34 percent in the U.S. during the three and six months ended June 30, 2018, respectively, driven by higher demand, partially offset by lower realized prices. Revenue outside the U.S. increased $32.2 million and $58.7 million during the three and six months ended June 30, 2018, respectively, driven by increased volume from new launches.

Revenue of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, and for the treatment of chronic musculoskeletal pain and the management of fibromyalgia, was $12.6 million and $24.8 million in the U.S. during the three and six months ended June 30, 2018, respectively, compared to $47.1 million and $81.2 million during the three and six months ended June 30, 2017, respectively. Revenue increased 6 percent and 9 percent outside the U.S. during the three and six months ended June 30, 2018, primarily driven by increased volume in Japan, and to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.
Worldwide food animal revenue increased 4 percent during the second quarter of 2018, primarily driven by the favorable impact of foreign exchange rates, increased volume, and higher realized prices. Worldwide food animal revenue decreased 2 percent during the six months ended June 30, 2018, driven by lower volume, partially offset by the favorable impact of foreign exchange rates and higher realized prices. Worldwide companion animal revenue decreased 4 percent during the three months ended June 30, 2018, primarily driven by decreased volume, partially offset by higher realized prices, and, to a lesser extent, the favorable impact of foreign exchange rates. Worldwide companion animal revenue increased 3 percent during the six months ended June 30, 2018, primarily driven by higher realized prices and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower volume.
Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue increased 0.2 percentage points to 73.2 percent and decreased 0.8 percentage points to 72.8 percent for the three and six months ended June 30, 2018, respectively. The increase in gross margin percent for the three months ended June 30, 2018 was primarily due to manufacturing efficiencies, largely offset by the effect of foreign exchange rates on international inventories sold and the timing of manufacturing production. The decrease in gross margin percent for the six months ended June 30, 2018 was primarily due to the effect of foreign exchange rates on international inventories sold and, to a lesser extent, timing of manufacturing production and product mix, partially offset by manufacturing efficiencies and higher realized prices.
Research and development expenses increased 5 percent to $1.33 billion and decreased 1 percent to $2.51 billion for the three and six months ended June 30, 2018, respectively. The increase for the three months ended June 30, 2018 was primarily due to additional late-stage development expenditures. The decrease for the six months ended June 30, 2018, was primarily driven by a $50.0 million charge in the first half of 2017 related to a collaboration with DEKA Research & Development Corp.
Marketing, selling, and administrative expenses decreased 4 percent to $1.65 billion and decreased 4 percent to $3.15 billion for the three and six months ended June 30, 2018, respectively, due to decreased expenses related to late life-cycle products, partially offset by increased expenses related to new pharmaceutical products.
We recognized $1.62 billion of acquired IPR&D charges for the three and six months ended June 30, 2018 related to the acquisitions of ARMO and AurKa, as well as the collaboration with Sigilon. We recognized $857.6 million of acquired IPR&D charges for the six months ended June 30, 2017 associated with the acquisition of CoLucid. See Note 3 to the consolidated condensed financial statements for additional information.
We recognized asset impairment, restructuring, and other special charges of $74.4 million and $152.7 million for the three and six months ended June 30, 2018, respectively, compared with charges of $50.0 million and $263.9 million for the three and six months ended June 30, 2017, respectively. The charges for the second quarter of 2018 were primarily associated with asset impairments and contractual commitments related to the suspension of commercial activities for Imrestor, as well as expenses associated with the review of strategic alternatives for the Elanco animal health business. In addition to these charges, the charges for the first six months of 2018 also included charges related to the decision to end Posilac (rBST) production at the Augusta, Georgia manufacturing site. The charges for the second quarter of 2017 were primarily associated with integration costs and asset impairments related to the acquisition and integration of Novartis AH. The charges for the first six months of 2017 were due to severance costs incurred as a result of actions taken to reduce our cost structure, integration costs related to the acquisition of Novartis AH, and asset impairments related to animal health assets, as well as exit fees due to site closures. See Note 5 to the consolidated condensed financial statements for additional information.
Other–net, (income) expense was income of $38.0 million and $105.5 million for the three and six months ended June 30, 2018, respectively, compared with income of $60.4 million and $138.7 million for the three and six months ended June 30, 2017. See Note 12 to the consolidated condensed financial statements for additional information.

During the three months ended June 30, 2018, we incurred $264.7 million of income tax expense, despite earning $4.8 million of income before income taxes as a result of the non-deductible acquired IPR&D charges totaling $1.56 billion from the acquisitions of ARMO and AurKa. The effective tax rate for the three months ended June 30, 2017 was 20.0 percent. The effective tax rate for the six months ended June 30, 2018 was 33.8 percent as it also reflected these non-deductible charges. The effective tax rate for the six months ended June 30, 2017 was 32.1 percent, as it reflected the non-deductible acquired IPR&D charge of $857.6 million related to the acquisition of CoLucid. See Note 8 to the consolidated condensed financial statements for additional information.
Financial Condition
Cash and cash equivalents increased to $6.82 billion as of June 30, 2018, compared with $6.54 billion as of December 31, 2017. Refer to the consolidated condensed statements of cash flows for additional details on the significant sources and uses of cash for the six months ended June 30, 2018 and 2017.
In addition to our cash and cash equivalents, we held total investments of $2.15 billion and $7.18 billion as of June 30, 2018 and December 31, 2017, respectively. See Note 6 to the consolidated condensed financial statements for additional details.
Total debt decreased to $12.22 billion as of June 30, 2018, compared with $13.65 billion as of December 31, 2017. The decrease was primarily due to the net decrease in the balance of commercial paper outstanding of $248.8 million and the repayment of $1.00 billion of long term debt. At June 30, 2018, we had a total of $5.57 billion of committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
As discussed in "Executive Overview - Other Matters", we anticipate filing a registration statement for a potential initial IPO of less than a 20 percent ownership stake in Elanco during the second half of 2018. The number of shares to be offered and the price range for the offering have not yet been determined. As part of this process, we also expect that Elanco will conduct a debt financing prior to the IPO, subject to business and market conditions. We expect that proceeds Lilly receives from Elanco from the IPO and debt financing will be used by Lilly for repayment of debt, payment of dividends, and share repurchases.
During the six months ended June 30, 2018, we repurchased $2.05 billion of shares, completing the $5.00 billion share repurchase program announced in October 2013. An $8.00 billion share repurchase program was authorized in June 2018.
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
Financial Expectations
Full-year 2018 EPS is now anticipated to be in the range of $3.19 to $3.29, due to higher acquired IPR&D charges associated with the acquisition of ARMO, partially offset by higher revenue. We now expect 2018 revenue of between $24.0 billion and $24.5 billion, with the increase from prior guidance due to strong performance across the pharmaceutical portfolio, particularly in diabetes, as well as higher collaboration revenue, partially offset by the impact of foreign exchange rates. We still expect revenue growth to be driven by new pharmaceutical products including Trulicity, Taltz, Basaglar, Jardiance, Verzenio, Cyramza, Olumiant, and Lartruvo.
Gross margin as a percent of revenue is now expected to be approximately 73.5 percent. Research and development expenses are still expected to be in the range of $5.2 billion to $5.4 billion. Marketing, selling, and administrative expenses are still expected to be in the range of $6.2 billion to $6.5 billion. Other—net, (income) expense is still expected to be income between $75 million and $200 million.
The 2018 tax rate is now expected to be approximately 22.5 percent. The higher rate is due to higher non-deductible acquired IPR&D charges associated with the acquisitions of ARMO and AurKa. The 2018 effective tax rate benefits from a lower corporate income tax rate, partially offset by the changes to certain business exclusions, deductions, credits, and international tax provisions as a result of the 2017 Tax Act. The 2018 effective tax rate is subject to change based upon changes in our interpretations of the tax laws, along with subsequent regulations, interpretations, guidance, and accounting policy elections that we continue to evaluate.
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

Our management, with the participation of David A. Ricks, chairman, president, and chief executive officer, and Joshua L. Smiley, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2018, and concluded that they are effective.

(b)
Changes in Internal Controls. During the second quarter of 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
See "Notes to Consolidated Condensed Financial Statements - Note 10, Contingencies" for information on various legal proceedings, including but not limited to:
•The patent litigation and administrative proceedings involving Alimta.
•The product liability litigation involving Cymbalta.
•The employee litigation in Brazil.
•Antitrust litigation involving Agri Stats, Inc.
That information is incorporated into this Item by reference.
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2017 (Part I, Item 3) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (Part II, Item 1).
Other Product Liability Litigation
We were named along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda) as a defendant in three purported product liability class actions in Canada related to Actos®, which we commercialized with Takeda in Canada until 2009, including one in Ontario (Casseres et al. v. Takeda Pharmaceutical North America, Inc., et al.), one in Quebec (Whyte et al. v. Eli Lilly et al.), and one in Alberta (Epp v. Takeda Canada et al.). In general, plaintiffs in these actions alleged that Actos caused or contributed to their bladder cancer. We believe these lawsuits are without merit, and we and Takeda are prepared to defend against them vigorously.
We are named as a defendant in approximately 525 Byetta product liability lawsuits in the U.S. involving approximately 785 plaintiffs. Approximately 60 of these lawsuits, covering about 320 plaintiffs, are filed in California state court and coordinated in a Los Angeles Superior Court. Approximately 460 of the lawsuits, covering about 465 plaintiffs, are filed in federal court, the majority of which are coordinated in a multi-district litigation (MDL) in the U.S. District Court for the Southern District of California. Three lawsuits, representing approximately five plaintiffs, have also been filed in various state courts. Approximately 510 of the lawsuits, involving approximately 750 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer); most others allege Byetta caused or contributed to pancreatitis. The federal and state trial courts granted summary judgment in favor of us and our co-defendants on the claims alleging pancreatic cancer. The plaintiffs appealed those rulings. In November 2017, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. District Court’s grant of summary judgment based on that court's discovery rulings and remanded the cases for further proceedings. We are aware of approximately 20 additional claimants who have not yet filed suit. These additional claims allege damages for pancreatic cancer or thyroid cancer. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
We are named as a defendant in approximately 210 Cialis product liability lawsuits in the U.S. These cases, originally filed in various federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have the filed cases and an unspecified number of future cases coordinated into a federal MDL in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra® . The JPML ordered the transfer of the existing cases to the now-renamed MDL In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation. We believe these lawsuits and claims are without merit and are prepared to defend against them vigorously.
Other Patent Matters
In July 2018, Genentech, Inc. filed a lawsuit against us in the United States District Court in the Southern District of California seeking a ruling that Genentech’s patent would be infringed by our continued sales of Taltz. We believe the lawsuit is without merit and are prepared to defend against it vigorously.
Boehringer Ingelheim, our partner in marketing and development of Trajenta, is engaged in various U.S. patent litigation matters involving Trajenta/Jentadueto in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984. Eleven groups of companies submitted Abbreviated New Drug Applications seeking approval to market generic versions of Trajenta prior to the expiration of Trajenta/

Jentadueto patents, alleging certain patents, including in some allegations the compound patent, are invalid or would not be infringed. Trial was completed in July 2018. We expect a ruling during the first quarter of 2019.
In Canada, several generic companies previously challenged the validity of our Zyprexa compound patent. In September 2012, the Canadian Federal Court of Appeals affirmed the lower court's decision that the patent was invalid for lack of utility. In 2013, our petition for leave to appeal the decision to the Supreme Court of Canada was denied. Two of the generic companies, Apotex, Inc. (Apotex) and Teva Canada Limited (Teva Canada), pursued claims for damages arising from our enforcement of the patent under Canadian regulations. In April 2014, the Supreme Court of Canada dismissed Apotex's damages suit. Teva Canada's claim for damages remains, and in January 2017, the court issued a ruling that Teva Canada is entitled to damages. We appealed the ruling, and in February 2018 the Canadian Federal Court of Appeal affirmed the lower court ruling. In April 2018, we filed a petition for leave to appeal the decision to the Supreme Court of Canada and expect a decision on the petition in late third quarter or early fourth quarter 2018.
Other Matters
We, along with Sanofi and Novo Nordisk, were named as defendants in a consolidated purported class action lawsuit, In re. Insulin Pricing Litigation, in the U.S. District Court of New Jersey relating to insulin pricing, which was later amended to name only Sanofi and Novo Nordisk as defendants. We then were named as a defendant in a purported class action lawsuit, Bentele et. al. v. Eli Lilly & Co., in the U.S. District Court of Rhode Island relating to insulin pricing. Plantiffs in that case sought damages under various state consumer protection laws and the federal Racketeer Influenced and Corrupt Organization Act (federal RICO Act). The U.S. District Court of Rhode Island has since transferred Bentele et. al. v. Eli Lilly & Co. back to the U.S. District Court of New Jersey. Separately, we, along with Sanofi and Novo Nordisk, were named as defendants in a purported class action lawsuit, MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC, in the District of New Jersey seeking damages under various state consumer protection laws, common law fraud, unjust enrichment, and the federal RICO Act. We believe these claims are without merit and are prepared to defend against them vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2018	9,956.0	$81.22	9,956.0	$142.0
May 2018	1,779.4	79.79	1,779.4	—
June 2018	—	—	—	8,000.0
Total	11,735.4	81.00	11,735.4
Numbers may not add due to rounding

During the three months ended June 30, 2018, we repurchased $950.7 million of shares, completing our $5.00 billion share repurchase program announced in October 2013. An $8.00 billion share repurchase program was authorized in June 2018. There were no shares repurchased under the $8.00 billion program during the six months ended June 30, 2018.

Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 3.1	Amended Articles of Incorporation

EXHIBIT 3.2	By-laws, as amended

EXHIBIT 10.1	2002 Lilly Stock Plan, as amended(1)

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files
(1) Indicates management contract or compensatory plan
Index to Exhibits
The following documents are filed as a part of this Report:

Exhibit
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 2013.

EXHIBIT 3.2	By-laws, as amended, are incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated August 29, 2017.

EXHIBIT 10.1	2002 Lilly Stock Plan, as amended (1)

EXHIBIT 12.	Statement re: Computation of Ratio of Earnings to Fixed Charges

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files
(1) Indicates management contract or compensatory plan

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date:	July 25, 2018	/s/Bronwen L. Mantlo
Bronwen L. Mantlo
Corporate Secretary
Date:	July 25, 2018	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance and Chief Accounting Officer