Form 10-K
period 2018-12-31
LILLY ELI & CO
filed 2019-02-19
CIK 59478

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 under the Exchange Act. (Check one):

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
Yes ☐ No ☑
Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (Common Stock): approximately $78,196,000,000
Number of shares of common stock outstanding as of February 13, 2019: 1,035,418,562 Portions of the Registrant’s Proxy Statement to be filed on or about March 22, 2019 have been incorporated by reference into Part III of this report.

Eli Lilly and Company
Form 10-K
For the Year Ended December 31, 2018

Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (Exchange Act), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue,” or similar expressions.
In particular, information appearing under “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, it is based on management's current plans and expectations, expressed in good faith and believed to have a reasonable basis. However, we can give no assurance that any such expectation or belief will result or will be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	uncertainties in the pharmaceutical research and development process, including with respect to the timing of anticipated regulatory approvals and launches of new products;

•	market uptake of recently launched products;

•	competitive developments affecting current products and our pipeline;

•	the expiration of intellectual property protection for certain of our products;

•	our ability to protect and enforce patents and other intellectual property;

•	the impact of actions of governmental and private payers affecting pricing of, reimbursement for, and access to pharmaceuticals;

•	regulatory compliance problems or government investigations;

•	regulatory actions regarding currently marketed products;

•	unexpected safety or efficacy concerns associated with our products;

•	issues with product supply stemming from manufacturing difficulties or disruptions;

•	regulatory changes or other developments;

•	changes in patent law or regulations related to data-package exclusivity;

•	litigation involving past, current, or future products as we are largely self-insured;

•
unauthorized disclosure, misappropriation, or compromise of trade secrets or other confidential data stored in our information systems, networks, and facilities, or those of third parties with whom we share our data;

•	changes in tax law, including the impact of tax reform legislation enacted in December 2017 and related guidance;

•	changes in foreign currency exchange rates, interest rates, and inflation;

•	asset impairments and restructuring charges;

•	changes in accounting standards promulgated by the Financial Accounting Standards Board and the Securities and Exchange Commission;

•	acquisitions and business development transactions and related integration costs;

•	information technology system inadequacies or operating failures;

•	reliance on third-party relationships and outsourcing arrangements;

•	the impact of global macroeconomic conditions; and

•
uncertainties and risks related to timing and potential value to both Elanco and Lilly of the planned separation of the Elanco animal health business, including business, industry, and market risks, as well as risks involving the anticipated tax-free nature of the separation.

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
The mission of our human pharmaceutical business is to make medicines that help people live longer, healthier, more active lives. Our vision is to make a significant contribution to humanity by improving global health in the 21st century. Most of the products we sell today were discovered or developed by our own scientists, and our success depends to a great extent on our ability to continue to discover or acquire, develop, and bring to market innovative new medicines.
Our animal health business, Elanco Animal Health Incorporated (Elanco), develops, manufactures, and markets products for both food animals and companion animals. Elanco food animal products help the food industry produce an abundant supply of safe, nutritious, and affordable food. Elanco companion animal products help pets live longer, healthier, happier lives.
In September 2018 Elanco completed an initial public offering of its common stock, which trades on the New York Stock Exchange under the symbol "ELAN." In February 2019, Elanco filed a registration statement to launch an exchange offer in which shareholders can exchange shares of Lilly common stock for Elanco common stock. For more information on the exchange offer, see Item 7, “Management’s Discussion and Analysis - Results of Operations - Executive Overview - Other Matters - Elanco Animal Health.”
We manufacture and distribute our products through facilities in the United States (U.S.), Puerto Rico, and 13 other countries. Our products are sold in approximately 125 countries.
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

Endocrinology products, including:

•	Basaglar® (insulin glargine injection), a long-acting human insulin analog for the treatment of diabetes (launched in Japan and Europe under the trade name Abasaglar™)

•
Evista®, for the prevention and treatment of osteoporosis in postmenopausal women and for the reduction of the risk of invasive breast cancer in postmenopausal women with osteoporosis and postmenopausal women at high risk for invasive breast cancer

•	Forteo®, for the treatment of osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women

•	Glyxambi®, a combination tablet of linagliptin (Trajenta®) and empagliflozin (Jardiance®) for the treatment of type 2 diabetes

•	Humalog®, Humalog Mix 75/25, Humalog U-100, Humalog U-200 and Humalog Mix 50/50, insulin analogs for the treatment of diabetes

•	Humatrope®, for the treatment of human growth hormone deficiency and certain pediatric growth conditions

•	Humulin®, Humulin 70/30, Humulin N, Humulin R, and Humulin U-500, human insulins of recombinant DNA origin for the treatment of diabetes

•	Jardiance, for the treatment of type 2 diabetes and to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease

•	Jentadueto® and Jentadueto XR, a combination of linagliptin and metformin hydrochloride for use in the treatment of type 2 diabetes

•	Synjardy® and Synjardy XR, a combination tablet of empagliflozin and metformin hydrochloride for the treatment of type 2 diabetes

•	Trajenta, for the treatment of type 2 diabetes

•	Trulicity®, for the treatment of type 2 diabetes
Immunology products, including:

•	Olumiant®, for the treatment of adults with moderately-to-severely active rheumatoid arthritis (approved in the European Union (EU) and Japan in 2017, and in the U.S. in 2018)

•
Taltz®, for the treatment of moderate-to-severe plaque psoriasis (approved in the U.S. and EU in 2016) and active psoriatic arthritis (approved in Japan in 2016, in the U.S. in 2017, and in the EU in 2018)

Neuroscience products, including:

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

•	Emgality®, a once-monthly subcutaneously injected calcitonin gene-related peptide (CGRP) antibody for the treatment of migraine prevention (approved in the U.S. and EU in 2018).

•	Prozac®, for the treatment of major depressive disorder, obsessive-compulsive disorder, bulimia nervosa, and panic disorder

•	Strattera®, for the treatment of attention-deficit hyperactivity disorder

•	Zyprexa®, for the treatment of schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance
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

•	Cyramza®, for the treatment of various cancers, with approvals as follows:

◦	as a single agent and in combination with another agent as a second-line treatment of advanced or metastatic gastric cancer

◦	in combination with another agent as a second-line treatment of metastatic NSCLC

◦	as a second-line treatment of metastatic colorectal cancer

•
Erbitux®, indicated both as a single agent and in combination with another chemotherapy agent for the treatment of certain types of colorectal cancers; and as a single agent, in combination with chemotherapy, or in combination with radiation therapy for the treatment of certain types of head and neck cancers

•
Gemzar®, for the treatment of pancreatic cancer; in combination with other agents, for the treatment of metastatic breast cancer, NSCLC, and advanced or recurrent ovarian cancer; and in the EU for the treatment of bladder cancer

•
Lartruvo®, approved in the U.S., and conditionally approved in the EU, in 2016 for use in combination with another agent for the treatment of soft tissue carcinoma. Following a negative result in a recent clinical trial, we are suspending promotion of Lartruvo and are working with global regulators to determine the appropriate next steps.

•
Portrazza®, approved in the U.S. for use in combination with other agents as a first-line treatment of metastatic squamous NSCLC, and approved in the EU for use in combination with other agents as a first-line treatment for epidermal growth factor receptor expressing squamous NSCLC

•	Verzenio®, approved in 2017 in the U.S. for use as a single agent and in combination with endocrine therapy for the treatment of a certain type of metastatic breast cancer
Animal Health Products
Our products for food animals include:
•Clynav™, a vaccine to control pancreas disease in salmon
•Coban®, Maxiban®, and Monteban®, anticoccidial agents for use in poultry

•	Denagard®, an antibiotic for the control and treatment of respiratory and enteric diseases in swine and poultry

•	Imvixa™, to prevent and control infestation caused by sea lice in salmon

•	Optaflexx® and Paylean®, leanness and performance enhancers for cattle and swine, respectively

•	Rumensin®, a cattle feed additive that improves feed efficiency and growth and also controls and prevents coccidiosis

•	Tylan®, an antibiotic used to control certain diseases in cattle, swine, and poultry
Our products for companion animals include:
•Comfortis®, a chewable tablet that kills fleas and prevents flea infestations on dogs

•	Credelio®, a monthly chewable tablet for dogs that kills fleas, treats flea infestations, and treats and controls tick infestations

•	Feline, canine, and rabies vaccines including: Duramune® and Ultra Duramune®, Duramune Lyme®, Bronchi-Shield®, Fel-O-Vax®, ULTRA™ Fel-O-Vax®, and Fel-O-Guard®, and Rabvac®

•	Galliprant®, an anti-inflammatory tablet that targets the key receptor associated with canine osteoarthritis pain

•	Interceptor® Plus, a monthly chewable tablet that prevents heartworm disease and treats and controls adult hookworm, roundworm, whipworm, and tapeworm in dogs

•	Osurnia®, to treat otitis externa in dogs caused by certain strains of bacteria and yeast

•	Trifexis®, a monthly chewable tablet for dogs that kills fleas, prevents flea infestations, prevents heartworm disease, and controls intestinal parasite infections
Marketing
We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local customer needs.
Human Pharmaceuticals—U.S.
In the U.S., most of our pharmaceutical products are distributed through wholesalers that serve pharmacies, physicians and other health care professionals, and hospitals. In 2018, 2017, and 2016, three wholesale distributors in the U.S. - McKesson Corporation, AmerisourceBergen Corporation, and Cardinal Health, Inc. - each accounted for between 11 percent and 18 percent of our consolidated total revenue. No other distributor accounted for more than 10 percent of our consolidated total revenue in any of those years.
We promote our major human pharmaceutical products in the U.S. through sales representatives who call upon physicians and other health care professionals. We also promote to healthcare providers in medical journals and on-line health care channels, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the U.S., and we maintain websites with information about our major products. We supplement our employee sales force with contract sales organizations to leverage our own resources.

We maintain special business groups to service wholesalers, pharmacy benefit managers, managed care organizations, group purchasing organizations, government and long-term care institutions, hospitals, and certain retail pharmacies. We enter into arrangements with these organizations providing for discounts or rebates on our products.
Human Pharmaceuticals—Outside the U.S.
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
Human Pharmaceutical Marketing Collaborations
Certain of our human pharmaceutical products are marketed in arrangements with other pharmaceutical companies, including the following:

•	We and Boehringer Ingelheim have a diabetes alliance under which we jointly develop and commercialize Trajenta, Jentadueto, Jardiance, Glyxambi, Synjardy, and Basaglar in major markets.

•	Outside the U.S. and Canada, Erbitux is commercialized by Merck KGaA.

•
We and Daiichi Sankyo Co., Ltd. (Daiichi Sankyo) co-promote Effient in the U.S., Brazil, Mexico, and certain other countries. Effective January 2016, Daiichi Sankyo has been exclusively promoting Effient in major European markets; however, the economic results for these countries continue to be shared. We retain sole marketing rights in Canada, Australia, Russia, and certain other countries. Daiichi Sankyo retains sole marketing rights in Japan and certain other countries.

For additional information, see Item 8, "Financial Statements and Supplementary Data - Note 4, Collaborations and Other Arrangements."
Animal Health Products
Our Elanco animal health business unit employs field salespeople throughout the U.S. and has an extensive sales force outside the U.S. Elanco sells its products primarily to wholesale distributors, and promotes its products primarily to producers and veterinarians for food animal products and to veterinarians for companion animal products. Elanco also advertises certain companion animal products directly to pet owners in markets where it is consistent with allowable promotional practices.
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
We believe our long-term competitive success depends upon discovering and developing (either alone or in collaboration with others) or acquiring innovative, cost-effective human pharmaceutical and animal health products that provide improved outcomes and deliver value to payers, and continuously improving the productivity of our operations in a highly competitive environment. There can be no assurance that our efforts will result in commercially successful products, and it is possible that our products will be, or become, uncompetitive from time to time as a result of products developed by our competitors.
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
Biosimilars
Several of our current products, including Cyramza, Erbitux, Trulicity, Taltz, and Emgality and many of the new molecular entities (NMEs) in our research pipeline are biologics. Competition for Lilly’s biologics may be affected by the approval of follow-on biologics, also known as biosimilars. A biosimilar is a subsequent version of an approved innovator biologic that, due to its functional and structural similarity to the innovator biologic, is approved based on an abbreviated data package that relies in part on the full testing required of the innovator biologic. Globally, most governments have developed regulatory pathways to approve biosimilars as alternatives to innovator-developed biologics, but the patent and regulatory exclusivity for the existing innovator biologic must expire in a given market before biosimilars may enter that market. The extent to which a biosimilar, once approved, will be substituted for the innovator biologic in a way that is similar to traditional generic substitution for non-biologic products, is not yet entirely clear, and will depend on a number of regulatory and marketplace factors that are still developing.
Biosimilars may present both competitive challenges and opportunities. For example, a competitor company has developed a version of insulin lispro which competes with our product Humalog. On the other hand, with our partner Boehringer Ingelheim, we developed Basaglar, a new insulin glargine product, which has the same amino acid sequence as the product currently marketed by a competitor and has launched as a follow-on biologic in the U.S., and as a biosimilar in the EU and Japan.
U.S. Private Sector Dynamics
In the U.S. private sector, consolidation and integration among healthcare providers is also a major factor in the competitive marketplace for human pharmaceuticals. Health plans and pharmacy benefit managers have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance. For example, in 2018 CVS Health, a large pharmacy benefit manager and pharmacy chain, acquired Aetna, a large national insurer, and Cigna Corporation acquired Express Scripts in a similar transaction.
Payers typically maintain formularies which specify coverage (the conditions under which drugs are included on a plan's formulary) and reimbursement (the associated out-of-pocket cost to the consumer). Formulary placement can lead to reduced usage of a drug for the relevant patient population due to coverage restrictions, such as prior authorizations and formulary exclusions, or due to reimbursement limitations which result in higher consumer out-of-pocket cost, such as non-preferred co-pay tiers, increased co-insurance levels, and higher deductibles. Consequently, pharmaceutical companies compete for formulary placement not only on the basis of product attributes such as efficacy, safety profile, or patient ease of use, but also by providing rebates. Value-based agreements, where pricing is based on achievement, or not, of specified outcomes, are another tool which may be utilized between payers and pharmaceutical companies as formulary placement and pricing are negotiated. Price is an increasingly important factor in formulary decisions, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. These downward pricing pressures could continue to negatively affect our future consolidated results of operations.
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

•
Patent term adjustment is a statutory right available to all U.S. patent applicants to provide relief in the event that a patent grant is delayed during examination by the United States Patent and Trademark Office (USPTO).

•
Patent term restoration is a statutory right provided to U.S. patent holders that claim inventions subject to review by the U.S. Food and Drug Administration (FDA). To make up for a portion of the time invested in clinical trials and the FDA review process, a single patent for a human pharmaceutical product may be eligible for patent term restoration. Patent term restoration is limited by a formula and cannot be calculated until product approval due to uncertainty about the duration of clinical trials and the time it takes the FDA to review an application. There is a five-year cap on any restoration, and no patent may be extended for more than 14 years beyond FDA approval. Some countries outside the U.S. also offer forms of patent term restoration. For example, Supplementary Protection Certificates are sometimes available to extend the life of a European patent up to an additional five years. Similarly, in Japan, South Korea, and Australia, patent terms can be extended up to five years, depending on the length of regulatory review and other factors.

Loss of effective patent protection for human pharmaceuticals typically results in the loss of effective market exclusivity for the product, which often results in severe and rapid decline in revenues for the product. However, in some cases the innovator company may be protected from approval of generic or other follow-on versions of a new medicine beyond the expiration of the compound patent through manufacturing trade secrets, later-expiring patents on manufacturing processes, methods of use or formulations, or data protection that may be available under pharmaceutical regulatory laws. The primary forms of data protection are as follows:

•
Regulatory authorities in major markets generally grant data package protection for a period of years following new drug approvals in recognition of the substantial investment required to complete clinical trials. Data package protection prohibits other manufacturers from submitting regulatory applications for marketing approval based on the innovator company’s regulatory submission data for the drug. The base period of data package protection depends on the country. For example, the period is generally five years in the U.S. (12 years for new biologics as described below), effectively 10 years in the EU, and eight years in Japan. The period begins on the date of product approval and runs concurrently with the patent term for any relevant patent.

•
Under the Biologics Price Competition and Innovation Act of 2009 (the BPCI Act), the FDA has the authority to approve biosimilars. A competitor seeking approval of a biosimilar must file an application to show its molecule is highly similar to an approved innovator biologic and include a certain amount of safety and efficacy data that the FDA will determine on a case-by-case basis. Under the data protection provisions of this law, the FDA cannot approve a biosimilar application until 12 years after initial marketing approval of the innovator biologic, subject to certain conditions.

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
The most relevant U.S. patent protection or data protection for our top-selling or recently launched patent-protected marketed products is as follows:

•	Alimta is protected by a vitamin regimen patent (2021) plus pediatric exclusivity (2022).

•	Cyramza is protected by a compound patent and biologics data package protection (2026).

•	Emgality is protected by a compound patent (2033).

•	Forteo is protected by use patents (August 2019).

•	Jardiance, and the related combination products Glyxambi and Synjardy, are protected by a compound patent (2025, not including possible patent extension).

•
Lartruvo is protected by a compound patent (2027, not including possible patent extension) and by biologics data package protection (2028). Following a negative result in a recent clinical trial, we are suspending promotion of Lartruvo and are working with global regulators to determine the appropriate next steps.

•	Olumiant, is protected by a compound patent (2030, not including possible patent extension).

•	Portrazza is protected by a compound patent (2025, not including possible patent extension), and by biologics data package protection (2027).

•	Taltz is protected by a compound patent (2026, not including possible patent extension) and by biologic data package protection (2028).

•	Trajenta and Jentadueto are protected by a compound patent (2023, not including possible patent extension).

•	Trulicity is protected by a compound patent (2024, not including possible patent extension) and by biologics data package protection (2026).

•	Verzenio is protected by a compound patent (2029, not including possible patent extension).
Outside the U.S., important patent protection or data protection includes:

•	Alimta in major European countries (vitamin regimen patent 2021) and Japan (patents covering use to treat cancer concomitantly with vitamins 2021).

•	Cymbalta in Japan (data package protection January 2020).

•	Forteo in Japan (patents covering its formulation and its use August 2019).

•
Lartruvo in major European countries (compound patent and data package protection 2026, not including possible patent extension). Following a negative result in a recent clinical trial, we are suspending promotion of Lartruvo and are working with global regulators to determine the appropriate next steps.

•	Olumiant in major European countries (compound patent 2029, not including possible patent extension) and Japan (compound patent 2033).

•	Taltz in major European countries (data package protection 2026; compound patent 2031).
Nasal glucagon has been submitted for regulatory review in the U.S. and is protected by delivery device patents (latest expiring 2034), with data protection (3.5 years) expected upon approval. In Europe, nasal glucagon is protected by delivery device patents (latest expiring 2034), with data protection (6 years) expected upon approval.
Lasmiditan has been submitted for regulatory review in the U.S. and is protected by a compound patent (2025, not including possible patent extension).
Worldwide, we sell all of our major products under trademarks for names and unique product appearance, which we consider in the aggregate to be important to our operations. Trademark protection varies throughout the world, with protection continuing in some countries as long as the mark is used, and in other countries as long as it is registered. Registrations are normally for fixed but renewable terms. Trademark protection often extends beyond the patent and data protection for a product.
Patent Licenses
Most of our major products are not subject to significant license agreements. For information on our license and collaboration agreement with Incyte Corporation related to Olumiant, see Item 8, "Financial Statements and Supplementary Data - Note 4, Collaborations."
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
Absent a patent challenge, the FDA cannot approve an ANDA until after certain of the innovator’s patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an ANDA alleging that one or more of the patents listed in the innovator’s NDA are invalid or not infringed. This allegation is commonly known as a “Paragraph IV certification.” The innovator must then file suit against the generic manufacturer to protect its patents. The FDA is then prohibited from approving the generic company’s application for a 30-month period (which can be shortened or extended by the trial court judge hearing the patent challenge). If one or more of the NDA-listed patents are challenged, the first filer(s) of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers.
Generic manufacturers use Paragraph IV certifications extensively to challenge patents on innovative human pharmaceuticals. In addition, generic companies have shown willingness to launch “at risk,” i.e., after receiving ANDA approval but before final resolution of their patent challenge. We are currently in litigation with numerous generic manufacturers in Hatch-Waxman litigation involving Alimta, among other products. For more information on Hatch-Waxman litigation involving the company, see Item 8, “Financial Statements and Supplementary Data - Note 15, Contingencies” and Item 3, "Legal Proceedings."
Under the BPCI Act, the FDA cannot approve a biosimilar application until data protection expires, 12 years after initial marketing approval of the innovator biologic. However, the BPCI Act does provide a mechanism for a competitor to challenge the validity of an innovator’s patents as early as four years after initial marketing approval of the innovator biologic. The patent litigation scheme under the BPCI Act is complex, and interpretation of the BPCI Act is currently the subject of ongoing litigation. Specifically, courts have now held that biosimilar applicants are not required to engage in the BPCI Act litigation scheme. Patent holders still have the right to bring suit under normal patent law procedures if a biosimilar applicant attempts to commercialize a product prior to patent expiration.

In addition, there is a procedure in U.S. patent law known as inter partes review (IPR), which allows any member of the public to file a petition with the USPTO seeking the review of any issued U.S. patent. IPRs are conducted before Administrative Patent Judges in the USPTO using a lower standard of proof than used in federal district court. In addition, the challenged patents are not accorded the presumption of validity as they are in federal district court. We are now seeing instances where generic drug companies and some investment firms are attempting to invalidate our patents by filing IPR challenges in the USPTO. For more information, see Item 8, “Financial Statements and Supplementary Data - Note 15, Contingencies.”
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
Government Regulation of Our Operations
Our operations are regulated extensively by numerous national, state, and local agencies. The lengthy process of laboratory and clinical testing, data analysis, manufacturing development, and regulatory review necessary for governmental approvals is extremely costly and can significantly delay product introductions. Promotion, marketing, manufacturing, and distribution of human pharmaceutical and animal health products are extensively regulated in all major markets. We conduct extensive post-marketing surveillance of the safety of the products we sell. In addition, our operations are subject to complex federal, state, local, and foreign laws and regulations concerning the environment, occupational health and safety, and privacy. Animal health product regulations address the administration of the product in or on the animal, and in the case of food animal products, the impact on humans who consume the food as well as the impact on the environment at the production site. Compliance with the laws and regulations affecting the manufacture and sale of current products and the discovery, development, and introduction of new products will continue to require substantial effort, expense, and capital investment.
Of particular importance to our business is the FDA in the U.S. Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA has jurisdiction over all of our human pharmaceutical products and devices and certain animal health products in the U.S. and administers requirements covering the testing, safety, effectiveness, manufacturing, quality control, distribution, labeling, marketing, advertising, dissemination of information, and post-marketing surveillance of those products.
The FDA extensively regulates all aspects of manufacturing quality for human pharmaceuticals under its current Good Manufacturing Practices (cGMP) regulations. Outside the U.S., our products and operations are subject to similar regulatory requirements, notably by the European Medicines Agency in the EU and the Ministry of Health, Labor and Welfare in Japan. Specific regulatory requirements vary from country to country. We make substantial investments of capital and operating expenses to implement comprehensive, company-wide quality systems in our manufacturing, product development, and process development operations in an effort to ensure sustained compliance with cGMP and similar regulations. However, in the event we fail to adhere to these requirements in the future, we could be subject to interruptions in production, fines and penalties, and delays in new product approvals. Certain of our products are manufactured by third parties, and their failure to comply with these regulations could adversely affect us through failure to supply product to us or delays in new product approvals.
The U.S. Department of Agriculture and the U.S. Environmental Protection Agency also regulate some animal health products.
The marketing, promotional, and pricing practices of human pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers, prescribers, and patients, are subject to various other U.S. federal and state laws, including the federal anti-kickback statute and the False Claims Act and state laws governing kickbacks, false claims, unfair trade practices, and consumer protection. These laws are administered by, among others, the Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services, the Federal Trade Commission, the Office of Personnel Management, and state attorneys general. Over the past several years, state and federal governments have increased their oversight, enforcement activities, and intra-agency coordination with respect to pharmaceutical companies. Several claims brought by these agencies against us and other companies under these and other laws have resulted in corporate criminal sanctions and very substantial civil settlements.

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
We are and could in the future become subject to administrative and legal proceedings and actions, which could include claims for civil penalties (including treble damages under the False Claims Act), criminal sanctions, and administrative remedies, including exclusion from U.S. federal and other health care programs. It is possible that an adverse outcome in future actions could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.
Regulations and Private Payer Actions Affecting Human Pharmaceutical Pricing, Reimbursement, and Access
In the U.S., we are required to provide rebates to the federal government and respective state governments on their purchases of our human pharmaceuticals under state Medicaid and Medicaid Managed Care programs (minimum of 23.1 percent plus adjustments for price increases over time) and rebates to private payers who cover patients in certain types of health care facilities that serve low-income and uninsured patients (known as 340B facilities). No rebates are required at this time in the Medicare Part B (physician and hospital outpatient) program where reimbursement is set on an "average selling price plus 4.3 percent" formula. Additionally, an annual fee is imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs. Beginning in 2019,the Bipartisan Budget Act requires manufacturers of brand-name drugs, biologics, and biosimilars to provide a discount of 70 percent of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” (the coverage gap in Medicare prescription drug coverage), up from the previous 50-percent discount. In January 2019, the Department of Health and Human Services released a proposed rule to reform the system of rebates paid to Medicare Part D plans, Medicaid Managed Care organizations, and pharmacy benefit managers. We are currently reviewing the proposed rule, the impact of which is uncertain at this time.
Rebates are also negotiated in the private sector. We give rebates to private payers who provide prescription drug benefits to seniors covered by Medicare and to private payers who provide prescription drug benefits to their customers. These rebates are affected by the introduction of competitive products and generics in the same class.
In May 2018, the White House released "American Patients First: The Trump Administration Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" (Blueprint). The Administration’s corresponding request for information included more than 30 proposed policy changes. We believe the effect of certain of these proposals would be positive for our business while others would have negative consequences to our business. The effect of these proposals, and other proposals that extend beyond the Blueprint, will depend on the details and timing of the final legislation, regulation, or guidance and could lead to a wide range of outcomes. Some of these outcomes could have a material adverse effect on our consolidated results of operations and cash flows. At the state level in the U.S., California, Nevada, and several other states have enacted legislation related to prescription drug pricing transparency. It is unclear the effect this legislation will have on our business.
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
Research and Development
Our commitment to research and development dates back more than 140 years. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2018, we employed approximately 8,500 people in human pharmaceutical and animal health research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel.
Our internal human pharmaceutical research focuses primarily on the areas of oncology, diabetes, neurodegeneration, immunology, and pain. We believe that we have a strong biotechnology research program, with more than half of our clinical-stage pipeline currently consisting of biologics. In addition to discovering and developing NMEs, we seek to expand the value of existing products through new uses, formulations, and therapeutic approaches that provide additional value to patients.
To supplement our internal efforts, we collaborate with others, including academic institutions and research-based pharmaceutical and biotechnology companies. We use the services of physicians, hospitals, medical schools, and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of our human pharmaceutical products. We actively invest in external research and technologies that we believe complement and strengthen our own efforts. These investments can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, joint ventures, and acquisitions.
Our Elanco animal health innovation strategy is focused on identifying and developing promising technologies and potential products from internal and external sources to meet unmet veterinary, food producer, and pet owner needs. Our animal health scientists also leverage discoveries from our human health laboratories to develop products to enhance the health and well-being of farm animals and pets.
Human pharmaceutical development is time-consuming, expensive, and risky. On average, only one out of many thousands of molecules discovered by researchers ultimately becomes an approved medicine. The process from discovery to regulatory approval can take over a decade. Drug candidates can fail at any stage of the process, and even late-stage drug candidates sometimes fail to receive regulatory approval or achieve commercial success. The rate of innovation cycles leading to medical improvements over initial inventions is accelerating, which has increased the risk that we opt not to develop a late-stage asset or that new products fail to achieve commercial success due to technical obsolescence - displacement by follow-on competitor products - before the period of exclusivity has ended. After approval and launch of a product, we expend considerable resources on post-marketing surveillance and additional clinical studies to collect data and understand the benefits and potential risks of medicines as they are used as therapeutics. The following describes in more detail the research and development process for human pharmaceutical products:
Phases of New Drug Development

•	Discovery Phase
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
We believe our investments in research, both internally and in collaboration with others, have been rewarded by the large number of new molecules and new indications for existing molecules that we have in all stages of development. We currently have approximately 45 drug candidates across all stages of human testing and a larger number of projects in preclinical development. Among our new investigational molecules currently in the product phase of development or awaiting regulatory approval or launch are potential therapies for various cancers; Alzheimer’s disease; pain; migraine; diabetes; severe hypoglycemia; and autoimmune diseases, including rheumatoid arthritis, systemic lupus erythematosus, psoriasis, atopic dermatitis, and ulcerative colitis. We are studying many other drug candidates in the earlier stages of development in our chosen priority areas. We are also developing new uses, formulations, or delivery methods for many of these molecules as well as several currently marketed products. See Item 7, "Management's Discussion and Analysis - Results of Operations - Executive Overview - Late-Stage Pipeline," for more information on certain of our product candidates.
Raw Materials and Product Supply
Most of the principal materials we use in our manufacturing operations are available from more than one source. However, we obtain certain raw or intermediate materials primarily from only one source. We generally seek to maintain sufficient inventory to supply the market until an alternative source of supply could be implemented, in the event one of these suppliers was unable to provide the materials or product. However, in the event of an extended failure of a supplier, it is possible that we could experience an interruption in supply until we established new sources or, in some cases, implemented alternative processes.
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

We manage our supply chain (including our own facilities, contracted arrangements, and inventory) in a way that is intended to allow us to meet all expected product demand while maintaining flexibility to reallocate manufacturing capacity to improve efficiency and respond to changes in supply and demand. To maintain a stable supply of our products, we use a variety of techniques including comprehensive quality systems, inventory management, and back-up sites.
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
Quality of production processes involves strict control of ingredients, equipment, facilities, manufacturing methods, packaging materials, and labeling. We perform tests at various stages of production processes and on the final product in an effort to assure that the product meets all regulatory requirements and Lilly internal standards. These tests may involve chemical and physical chemical analyses, microbiological testing, testing in animals, or a combination thereof. Additional assurance of quality is provided by corporate quality-assurance groups that audit and monitor all aspects of quality related to human pharmaceutical and animal health manufacturing procedures and systems in company operations and at third-party suppliers.
Executive Officers of the Company
The following table sets forth certain information regarding our executive officers. Except as otherwise noted, all executive officers have been employed by the company in management or executive positions during the last five years.
The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on May 6, 2019, or on the date his or her successor is chosen and qualified. No director or executive officer has a “family relationship” with any other director or executive officer of the company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer or director and any other person pursuant to which the executive officer was selected.

Name	Age	Offices and Business Experience
David A. Ricks	51	President, Chief Executive Officer, director (since January 2017) and board chair (since June 2017)
Melissa S. Barnes	50	Senior Vice President, Enterprise Risk Management and Chief Ethics and Compliance Officer (since January 2013)
Enrique A. Conterno	52	Senior Vice President and President, Lilly Diabetes (since November 2009) and President, Lilly USA (since February 2017)
Stephen F. Fry	53	Senior Vice President, Human Resources and Diversity (since February 2011)
Michael J. Harrington	56	Senior Vice President and General Counsel (since January 2013)
Johna L. Norton	52	Senior Vice President, Global Quality (since April 2017)
Myles O'Neill	60	Senior Vice President and President, Manufacturing Operations (since January 2018)
Leigh Ann Pusey	56	Senior Vice President, Corporate Affairs and Communications (since June 2017). Prior to joining Lilly, Ms. Pusey served as president and CEO of the American Insurance Association.
Aarti Shah, Ph.D.	54	Senior Vice President and Chief Information and Digital Officer (since January 2018)
Christi Shaw	52
Senior Vice President and President, Lilly Bio-Medicines (since April 2017). Prior to returning to Lilly, Ms. Shaw served as U.S. country head and president of Novartis Pharmaceutical Corporation from 2014 to 2016, and as North American region head of Novartis Oncology from 2010 to 2014.

Daniel Skovronsky, M.D., Ph.D.	45	Senior Vice President and Chief Scientific Officer (since June 2018)
Joshua L. Smiley	49	Senior Vice President and Chief Financial Officer (since January 2018)
Alfonso Zulueta	56	Senior Vice President and President, Lilly International (since February 2017)
Anne E. White	50	Senior Vice President and President, Lilly Oncology (since September 2018)

Employees
At the end of 2018, we employed approximately 38,680 people, including approximately 21,975 employees outside the U.S. A substantial number of our employees have long records of continuous service.
Information Available on Our Website
Our company website is https://www.lilly.com. None of the information accessible on or through our website is incorporated into this Form 10-K. We make available through the website, free of charge, our company filings with the Securities and Exchange Commission (SEC) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. These include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. The company website link to our SEC filings is https://investor.lilly.com/financial-information/sec-filings.
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

•
Pharmaceutical research and development is very costly and highly uncertain; we may not succeed in developing or acquiring commercially successful products sufficient in number or value to replace revenues of products that have lost or will soon lose intellectual property protection or are displaced by competing products or therapies.

There are many difficulties and uncertainties inherent in human pharmaceutical research and development and the introduction of new products. There is a high rate of failure inherent in new drug discovery and development. To bring a drug from the discovery phase to market can take over a decade and often costs in excess of $2 billion. Failure can occur at any point in the process, including in later stages after substantial investment. As a result, most funds invested in research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain or maintain necessary regulatory approvals or payer reimbursement or coverage, limited scope of approved uses, changes in the relevant treatment standards or the availability of new or better competitive products, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Regulatory agencies continue to establish increasingly high hurdles for the efficacy and safety of new products. Delays and uncertainties in drug approval processes can result in delays in product launches and lost market opportunity. In addition, it can be very difficult to predict revenue growth rates of new products.
We cannot state with certainty when or whether our products now under development will be approved or launched; whether, if initially granted, such approval will be maintained; whether we will be able to develop, license, or otherwise acquire additional product candidates or products; or whether our products, once launched, will be commercially successful. We must maintain a continuous flow of successful new products and successful new indications or brand extensions for existing products sufficient both to cover our substantial research and development costs and to replace revenues that are lost as profitable products lose intellectual property exclusivity or are displaced by competing products or therapies. Failure to do so in the short-term or long-term would have a material adverse effect on our business, results of operations, cash flows, financial position, and prospects. See Item 7, “Management’s Discussion and Analysis - Results of Operations - Executive Overview - Late-Stage Pipeline,” for more details.

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

A number of our top-selling human pharmaceutical products have recently lost, or will lose in the next several years, significant patent protection and/or data protection in the U.S. as well as key countries outside the U.S., as illustrated in the tables below:

Product	U.S. Revenues (2018) ($ in millions)	Percent of Worldwide Revenues (2018)	Patent / Data Protection - U.S.
Alimta	1,131.0	5%	Vitamin regimen patent plus pediatric exclusivity will expire in 2022
Cialis	1,129.2	5%	Compound patent plus pediatric exclusivity expired in May 2018 and unit dose patent expired in September 2018
Forteo	757.9	3%	Formulation and related process patents expired in December 2018 and use patents will expire in August 2019

Product	Revenues Outside U.S. (2018) ($ in millions)	Percent of Worldwide Revenues (2018)	Patent / Data Protection - Major Europe / Japan
Alimta	$1,001.9	4%	Major European countries: vitamin regimen patent will expire in 2021 Japan: use patents to treat cancer concomitantly with vitamins will expire in 2021
Forteo	817.7	3%	Japan: data package protection expired in July 2018; formulation and use patents will expire in August 2019
Cymbalta	653.7	3%	Japan: data package protection will expire in January 2020
Certain other significant products no longer have effective exclusivity through patent protection or data protection. For non-biologic products, loss of exclusivity (whether by expiration or as a consequence of litigation) typically results in the entry of one or more generic competitors, leading to a rapid and severe decline in revenues, especially in the U.S. Historically, outside the U.S. the market penetration of generics following loss of exclusivity has not been as rapid or pervasive as in the U.S.; however, generic market penetration is increasing in many markets outside the U.S., including Japan, Europe, and many countries in the emerging markets. For biologics (such as Humalog, Humulin, Erbitux, Cyramza, Trulicity, Taltz, and Emgality), loss of exclusivity may or may not result in the near-term entry of competitor versions (i.e., biosimilars) due to development timelines, manufacturing challenges, and/or uncertainties in the regulatory pathways for approval of the competitor versions.
There is no assurance that the patents we are seeking will be granted or that the patents we hold will be found valid and enforceable if challenged. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or marketing alternative products or formulations that compete with our patented products. In addition, competitors or other third parties may assert claims that our activities infringe patents or other intellectual property rights held by them, or allege a third-party right of ownership in our existing intellectual property. See Item 7, “Management’s Discussion and Analysis - Results of Operations - Executive Overview - Other Matters - Patent Matters,” and Item 1, "Business - Patents, Trademarks, and Other Intellectual Property Rights," for more details.

•	Our long-term success depends on intellectual property protection; if our intellectual property rights are invalidated, circumvented, or weakened, our business will be adversely affected.
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative new pharmaceutical products. Without strong intellectual property protection, we would be unable to generate the returns necessary to support the enormous investments in research and development and capital as well as other expenditures required to bring new drugs to the market.

Intellectual property protection varies throughout the world and is subject to change over time. In the U.S., in addition to the process for challenging patents which applies to our biologic products, the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our other human pharmaceutical patents. As a result, we expect that our U.S. patents on major pharmaceutical products will continue to be routinely challenged in litigation and administrative proceedings, and may not be upheld. In addition, a separate IPR process allows competitors to request review of issued patents by the USPTO without the protections of the Hatch-Waxman Act. Our patents may be invalidated via this review process. Although such a decision can be appealed to the courts, in certain circumstances a loss in such a proceeding could result in a competitor entering the market, while a win provides no precedential value - the same patent can still be challenged by other competitors. We face many generic manufacturer challenges to our patents outside the U.S. as well. The entry of generic competitors typically results in rapid and severe declines in revenues. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay significant damages for past infringement or royalties on future sales. See Item 1, “Business - Patents, Trademarks, and Other Intellectual Property Rights,” Item 3, "Legal Proceedings," and Item 8, "Financial Statements and Supplementary Data - Note 15, Contingencies," for more details.

•
Our human pharmaceutical business is subject to increasing government price controls and other public and private restrictions on pricing, reimbursement, and access for our drugs, which could have a material adverse effect on our reputation or business.

Public and private payers are taking increasingly aggressive steps to control their expenditures for human pharmaceuticals by placing restrictions on pricing and reimbursement for, and patient access to, our medications. These pressures could continue to negatively affect our future revenues and net income.
We expect pricing, reimbursement, and access pressures from both governments and private payers inside and outside the U.S. to become more severe. For more details, see Item 1, “Business - Regulations and Private Payer Actions Affecting Human Pharmaceutical Pricing, Reimbursement, and Access,” and Item 7, “Management’s Discussion and Analysis - Results of Operations - Executive Overview - Other Matters - Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access.”

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
As a global company with substantial operations outside the U.S., we face foreign currency risk exposure from fluctuating currency exchange rates. While we seek to manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a material impact, either positive or negative, on our revenue, cost of sales, and operating expenses. In the event of an extreme devaluation of local currency, the price of our products could become unsustainable in the relevant market. See Item 7, “Management’s Discussion and Analysis - Financial Condition” for more details.

•	Unanticipated changes in our tax rates or exposure to additional tax liabilities could increase our income taxes and decrease our net income.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Changes in the relevant tax laws, regulations, administrative practices, principles, and interpretations could adversely affect our future effective tax rates. The U.S. enacted tax reform legislation significantly revising the U.S. tax law, effective January 2018, and a number of other countries are actively considering or enacting tax changes. Modifications to key elements of the U.S. or international tax framework could have a material adverse effect on our consolidated operating results and cash flows. See Item 7, “Management’s Discussion and Analysis - Results of Operations - Executive Overview - Other Matters” and Item 8, "Financial Statements and Supplementary Data - Note 13, Income Taxes," for more details.

•
Failure, inadequacy, or breach of our information technology systems, infrastructure, and business information or violations of data protection laws could result in material harm to our business and reputation.

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
The failure or inadequacy of our IT systems, the compromise, loss, theft, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services that rely on IT systems, could impair our ability to secure and maintain intellectual property rights; result in a product manufacturing interruption or failure, or in the interruption or failure of products or services that rely on IT systems; damage our operations, customer relationships, or reputation; or cause us to lose trade secrets or other competitive advantages. Unauthorized disclosure of personally identifiable information could expose us to significant sanctions for violations of data privacy laws and regulations around the world and could damage public trust in our company.
To date, system inadequacies, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, cyber-attacks, and the compromise, loss, theft, destruction, or unauthorized disclosure or use of confidential information have not had a material impact on our consolidated results of operations. We have implemented measures to protect, detect, respond to, and minimize or prevent these risks; however, these measures may not be successful. If they are not successful, any of these events could result in material financial, legal, business, or reputational harm to our business .

•	Significant economic downturns or international trade disruptions or disputes could adversely affect our business and operating results.
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
Significant portions of our business are conducted in Europe, including the U.K.; Asia; and other international geographies. Interruptions in international relationships such as the current negotiations between U.K. and the EU on the U.K.’s exit from the EU (“Brexit”), and trade disputes such as the current trade negotiations between the U.S. and China, could result in changes to regulations governing our products and our intellectual property, or otherwise affect our ability to do business. While we do not expect either circumstance to materially affect our business in a direct manner, these and similar events could adversely affect us, or our business partners or customers.

•	Pharmaceutical products can develop unexpected safety or efficacy concerns, which could have a material adverse effect on revenues and income.
Human pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. After approval, the products are used for longer periods of time by much larger numbers of patients; we and others (including regulatory agencies and private payers) collect extensive information on the efficacy and safety of our marketed products by continuously monitoring the use of our products in the marketplace. In addition, we or others may conduct post-marketing clinical studies on efficacy and safety of our marketed products. New safety or efficacy data from both market surveillance and post-marketing clinical studies may result in product label changes or other measures that could reduce the product's market acceptance and result in declining sales. Serious safety or efficacy issues that arise after product approval could result in voluntary or mandatory product recalls or withdrawals from the market. Safety issues could also result in costly product liability claims.

•	We face many product liability claims and are self-insured; we could face large numbers of claims in the future, which could adversely affect our business.
We are subject to a substantial number of product liability claims involving Actos®, Axiron®, Byetta®, Cialis, and Cymbalta among other products. See Item 8, “Financial Statements and Supplementary Data - Note 15, Contingencies,” and Item 3, “Legal Proceedings,” for more information on our current product liability litigation. Because of the nature of pharmaceutical products, we are and could in the future become subject to large numbers of product liability claims for these or other products in the future, which require substantial expenditures to resolve and, if involving marketed products, could adversely affect sales of the product. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.

•	Regulatory compliance problems could be damaging to the company.
The marketing, promotional, and pricing practices of human pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers, prescribers, and patients, are subject to extensive regulation. Many companies, including us, have been subject to claims related to these practices asserted by federal, state, and foreign governmental authorities, private payers, and consumers. These claims have resulted in substantial expense and other significant consequences to us. We are and could in the future become subject to such investigations, the outcomes of which could include criminal charges and fines, penalties, or other monetary or non-monetary remedies, including exclusion from U.S. federal and other health care programs. In addition, regulatory issues concerning compliance with cGMP regulations (and comparable foreign regulations) for pharmaceutical products can lead to product recalls and seizures, fines and penalties, interruption of production leading to product shortages, and delays in the approvals of new products pending resolution of the issues. See Item 1, “Business - Government Regulation of Our Operations,” for more details.

•	Manufacturing difficulties or disruptions could lead to product supply problems.
Pharmaceutical and animal health manufacturing is complex and highly regulated. Manufacturing difficulties at our facilities or contracted facilities, or the failure or refusal of a contract manufacturer to supply contracted quantities, could result in product shortages, leading to lost revenue. Such difficulties or disruptions could result from quality or regulatory compliance problems; natural disasters; mechanical or information technology system vulnerabilities, such as system inadequacies, operating failures, service interruptions or failures, security breaches, malicious intrusions, or cyber-attacks from a variety of sources; or inability to obtain sole-source raw or intermediate materials. In addition, given the difficulties in predicting sales of new products and the very long lead times necessary for the expansion and regulatory qualification of pharmaceutical manufacturing capacity, it is possible that we could have difficulty meeting unanticipated demand for new products. See Item 1, “Business - Raw Materials and Product Supply,” for more details.

•	Reliance on third-party relationships and outsourcing arrangements could adversely affect our business.
We rely on third parties, including suppliers, distributors, alliances with other pharmaceutical and biotechnology companies, and third-party service providers, for selected aspects of product development, manufacture, commercialization, support for information technology systems, product distribution, and certain financial transactional processes. For example, we outsource the day-to-day management and oversight of our clinical trials to contract research organizations. Outsourcing these functions involves the risk that the third parties may not perform to our standards or legal requirements; may not produce reliable results; may not perform in a timely manner; may not maintain the confidentiality, integrity, and availability of our proprietary information; or may fail to perform at all. Failure of these third parties to meet their contractual, regulatory, confidentiality, or other obligations to us could have a material adverse effect on our business.

•	Our animal health segment faces risks related to increased generic competition, food and animal safety concerns, factors affecting global agricultural markets, and other risks.
The animal health segment may be impacted by, among other things, emerging restrictions and bans on the use of antibacterials in food-producing animals; perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products; increased regulation or decreased governmental support relating to the raising, processing, or consumption of food-producing animals; an outbreak of infectious disease carried by animals; adverse weather conditions and the availability of natural resources; adverse global economic conditions affecting agricultural markets; and failure of our research and development, acquisition, and licensing efforts to generate new products. The failure to manage these risks could have a material adverse effect on our revenues and income.

•	We may not realize the anticipated value or tax treatment for the divestiture of our interest in Elanco.
There are uncertainties and risks related to the timing and potential value to Elanco, Lilly, and our and their shareholders of the planned separation of the Elanco animal health business, including business, industry, and market risks, as well as risks involving realizing the anticipated tax-free nature of the separation. Failure to implement the separation effectively could result in a lower value to Lilly and to shareholders.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2018, we owned 12 production and distribution sites in the U.S. and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 10.6 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis and Clinton, Indiana; Carolina, Puerto Rico; Fort Dodge, Iowa; and Branchburg, New Jersey.
We own production and distribution sites in 13 countries outside the U.S. and Puerto Rico, containing an aggregate of approximately 5.9 million square feet of floor area. Major production sites include facilities in Ireland, France, China, the U.K., Spain, and Italy.
In the U.S., our research and development facilities contain an aggregate of approximately 4.2 million square feet of floor area, primarily consisting of owned facilities located in Indianapolis. We also lease smaller sites in San Diego, California and New York City, New York. Outside the U.S., we own smaller research and development facilities in the U.K., Australia, Spain, and lease smaller sites in Singapore.
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

•	The patent litigation and administrative proceedings involving Alimta;

•	The patent arbitration involving Adocia;

•	The product liability litigation involving Cymbalta;

•	The employee litigation in Brazil; and

•	The insulin and glucagon pricing litigation.
That information is incorporated into this Item by reference.
Other Product Liability Litigation
We are named along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda) as a defendant in three purported product liability class actions in Canada related to Actos, which we commercialized with Takeda in Canada until 2009, including one in Ontario (Casseres et al. v. Takeda Pharmaceutical North America, Inc., et al.), one in Quebec (Whyte et al. v. Eli Lilly et al.), and one in Alberta (Epp v. Takeda Canada et al.). In general, plaintiffs in these actions alleged that Actos caused or contributed to their bladder cancer. We believe these lawsuits are without merit, and we and Takeda are defending against them vigorously.
We are named as a defendant in approximately 535 Byetta product liability lawsuits in the U.S. involving approximately 795 plaintiffs. Approximately 59 of these lawsuits, covering about 316 plaintiffs, are filed in California state court and coordinated in a Los Angeles Superior Court. Approximately 475 of the lawsuits, covering about 480 plaintiffs, are filed in federal court, the majority of which are coordinated in a multi-district litigation (MDL) in the U.S. District Court for the Southern District of California. Three lawsuits, representing approximately five plaintiffs, have also been filed in various state courts. Approximately 525 of the lawsuits, involving approximately 760 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer); most others allege Byetta caused or contributed to pancreatitis. In addition, two suits involving approximately nine plaintiffs allege that Byetta caused or contributed to renal injuries and one case alleges that Byetta caused or contributed to ampullary cancer. The federal and state trial courts granted summary judgment in favor of us and our co-defendants on the claims alleging pancreatic cancer. The plaintiffs appealed those rulings. In November 2017, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. District Court’s grant of summary judgment based on that court's discovery rulings and remanded the cases for further proceedings. In November 2018, the California Court of Appeal reversed the state court’s grant of summary judgment based on that court’s discovery rulings and remanded for further proceedings. We are aware of approximately 20 additional claimants who have not yet filed suit. These additional claims allege damages for pancreatic cancer or thyroid cancer. We believe these lawsuits are without merit and are defending against them vigorously.
We are named as a defendant in approximately 500 Axiron product liability lawsuits in the U.S. involving approximately 550 plaintiffs. In about one-third of the cases, other manufacturers of testosterone are named as co-defendants. Nearly all of these lawsuits have been consolidated in a federal MDL in the U.S. District Court for the Northern District of Illinois. A small number of lawsuits have been filed in state courts. The cases generally allege cardiovascular and related injuries. We have reached agreement on a settlement framework that provides for a comprehensive resolution of nearly all of these personal injury claims alleging cardiovascular and related injuries from Axiron treatment. There can be no assurances, however, that a final settlement will be reached. We have also been engaged in litigation with Medical Mutual of Ohio (“MMO”) who has filed a class action complaint against multiple manufacturers of testosterone products, including us, in the U.S. District Court for the Northern District of Illinois, on behalf of third-party payers who paid for those products seeking damages under the Federal Racketeer Influenced and Corrupt Organizations Act. MMO's motion for class certification was denied, and in February 2019, the District Court granted summary judgment in favor of defendants, dismissing MMO's lawsuit with prejudice. We continue to believe all of these lawsuits are without merit and are defending against them vigorously.
We are named as a defendant in approximately 295 Cialis product liability lawsuits in the U.S. These cases, many of which were originally filed in various federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have filed cases and an unspecified number of future cases coordinated into a federal MDL in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra®. The JPML ordered the transfer of the existing cases to the now-renamed MDL In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation. We believe these lawsuits are without merit and are defending against them vigorously.
Other Patent Litigation
Boehringer Ingelheim, our partner in marketing and development of Jardiance, initiated U.S. patent litigation in the U.S. District Court of Delaware involving Jardiance, Glyxambi, and Synjardy in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). Several companies submitted ANDAs seeking approval to market generic versions of Jardiance prior to the expiration of the relevant patents, alleging certain patents, including in some allegations the compound patent, are invalid or would not be infringed.
We have been named as a defendant in litigation filed by Genentech, Inc. in the U.S. District Court for the Southern District of California seeking a ruling that Genentech’s patent would be infringed by our continued sales of Taltz. We believe this lawsuit is without merit and are defending against it vigorously.
We have been named as a defendant in litigation filed by Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in the U.S. District Court for the District of Massachusetts seeking a ruling that various patents would be infringed by our launch and continued sales of Emgality for the prevention of migraine in adults. We believe this lawsuit is without merit and are defending against it vigorously.
We have been engaged in U.S. patent litigation involving Forteo brought pursuant to procedures set out in the Hatch-Waxman Act. In January 2018, we reached a settlement agreement with Teva Pharmaceuticals USA, Inc. In April 2018, we filed a patent infringement suit against Apotex, Inc. (Apotex) and Apotex Corp. asserting our Forteo pen injector device patent and this suit was dismissed in December 2018 by agreement between the parties. We do not expect generic Forteo to enter the market earlier than August 2019.
In Canada, several generic companies previously challenged the validity of our Zyprexa compound patent. In 2012, the Canadian Federal Court of Appeals affirmed the lower court's decision that the patent was invalid for lack of utility. In 2013, our petition for leave to appeal the decision to the Supreme Court of Canada was denied. Two of the generic companies, Apotex and Teva Canada Limited (Teva Canada), pursued claims for damages arising from our enforcement of the patent under Canadian regulations. The Apotex litigation is ongoing and trial is expected in 2020. In 2017, the court issued a ruling that Teva Canada is entitled to damages and the Canadian Federal Court of Appeals affirmed the lower court ruling. In November 2018, the Supreme Court of Canada denied our leave application. We then filed a motion asking the Supreme Court of Canada to reconsider its decision based on conflicting precedent handed down shortly after the denial of our leave application. We expect a decision on our reconsideration motion in the first quarter of 2019.
Other Matters
We are named as a defendant in litigation filed by Research Corporation Technologies, Inc. (RCT) in the U.S. District Court for the District of Arizona. RCT is seeking damages for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. A trial date has not been set. We believe this lawsuit is without merit and are defending against it vigorously.
We are named as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas seeking damages under the federal anti-kickback statute and state and federal false claims acts for certain patient support programs related to our products Humalog, Humulin, and Forteo. We believe this lawsuit is without merit and are defending against it vigorously.
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
We, along with another pharmaceutical manufacturer, are named as co-defendants in United States et al. ex rel. Streck v. Takeda Pharm. Am., Inc., et al. , which was unsealed in the U.S. District Court for the Northern District of Illinois. The complaint alleges that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating Average Manufacturer Prices (AMP). This complaint is connected to an inquiry that the U.S. Attorney’s Office for the Eastern District of Pennsylvania and the Civil Division of the DOJ began in September 2015 concerning the treatment by various pharmaceutical companies, including us, of certain distribution service agreements with wholesalers when calculating and reporting AMP in connection with the Medicaid drug rebate program. We have since received a civil investigative demand from the Civil Division of the DOJ in connection with that inquiry and this lawsuit, and we are cooperating with that investigation.
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
The following table summarizes the activity related to repurchases of our equity securities during the fourth quarter ended December 31, 2018:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (dollars in millions)
October 2018	8,972.2	$111.46	8,972.2	$6,000.0
November 2018	895.5	111.65	895.5	5,900.0
December 2018	—	—	—	5,900.0
Total	9,867.7	111.47	9,867.7
During the three months ended December 31, 2018, we repurchased $1.10 billion of shares under the $8.00 billion share repurchase program authorized in June 2018.

PERFORMANCE GRAPH
This graph compares the return on Lilly stock with that of the Standard & Poor’s 500 Stock Index and our peer group for the years 2014 through 2018. The graph assumes that, on December 31, 2013, a person invested $100 each in Lilly stock, the S&P 500 Stock Index, and the peer groups' common stock. The graph measures total shareholder return, which takes into account both stock price and dividends. It assumes that dividends paid by a company are reinvested in that company’s stock.
Value of $100 Invested on Last Business Day of 2013
Comparison of Five-Year Cumulative Total Return Among Lilly, S&P 500 Stock Index, Peer Group(1)

	Lilly	Peer Group	S&P 500
Dec-13	$100.00	$100.00	$100.00
Dec-14	$139.75	$114.39	$113.69
Dec-15	$175.21	$116.56	$115.26
Dec-16	$157.03	$112.80	$129.05
Dec-17	$185.04	$128.90	$157.22
Dec-18	$259.88	$136.56	$150.33

(1)
We constructed the peer group as the industry index for this graph. It comprises the companies in the pharmaceutical and biotech industries that we used to benchmark the compensation of our executive officers for 2018: AbbVie Inc.; Amgen Inc.; AstraZeneca PLC; Baxter International Inc.; Biogen Idec Inc.; Bristol-Myers Squibb Company; Celgene Corporation; Gilead Sciences Inc.; GlaxoSmithKline plc; Johnson & Johnson; Medtronic plc; Merck & Co., Inc.; Novartis AG.; Pfizer Inc.; Roche Holdings AG; Sanofi; and Shire plc.

Item 6. Selected Financial Data (unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, except revenue per employee and per-share data)	2018	2017	2016	2015	2014
Operations
Revenue	$24,555.7	$22,871.3	$21,222.1	$19,958.7	$19,615.6
Cost of sales	6,430.0	6,150.8	5,710.1	5,054.5	4,959.2
Research and development	5,307.1	5,357.3	5,310.3	4,816.3	4,760.2
Marketing, selling, and administrative	6,631.8	6,680.1	6,528.0	6,548.3	6,643.4
Other(1)	2,391.1	2,485.7	299.7	749.6	252.5
Income before income taxes	3,795.7	2,197.4	3,374.0	2,790.0	3,000.3
Income taxes(2)	563.7	2,401.5	636.4	381.6	609.8
Net income (loss)	3,232.0	(204.1)	2,737.6	2,408.4	2,390.5
Net income (loss) as a percent of revenue	13.2%	(0.9)%	12.9%	12.1%	12.2%
Net income (loss) per share—diluted	$3.13	$(0.19)	$2.58	$2.26	$2.23
Dividends declared per share	2.33	2.12	2.05	2.01	1.97
Weighted-average number of shares outstanding—diluted (thousands)	1,033,667	1,052,023	1,061,825	1,065,720	1,074,286

Financial Position
Current assets	$20,549.6	$19,202.1	$15,101.4	$12,573.6	$11,928.3
Current liabilities	11,888.1	14,535.9	10,986.6	8,229.6	9,741.0
Property and equipment—net	8,919.5	8,826.5	8,252.6	8,053.5	7,963.9
Total assets	43,908.4	44,981.0	38,805.9	35,568.9	36,307.6
Long-term debt	11,639.7	9,940.5	8,367.8	7,972.4	5,332.8
Total equity	10,909.1	11,667.9	14,080.5	14,590.3	15,388.1

Supplementary Data
Return on total equity	25.7%	(1.5)%	18.5%	16.1%	13.7%
Return on assets	7.3%	(0.5)%	7.5%	6.8%	6.8%
Capital expenditures	$1,210.6	$1,076.8	$1,037.0	$1,066.2	$1,162.6
Depreciation and amortization	1,609.0	1,567.3	1,496.6	1,427.7	1,379.0
Effective tax rate(2)	14.9%	109.3%	18.9%	13.7%	20.3%
Revenue per employee	$635,000	$563,000	$506,000	$484,000	$501,000
Number of employees	38,680	40,655	41,975	41,275	39,135
Number of shareholders of record	24,000	25,300	26,800	28,000	29,300
(1) Other includes acquired in-process research and development, asset impairment, restructuring, and other special charges, and other—net, (income) expense; See Note 3 to the consolidated financial statements for discussion regarding in-process research and development charges; See Note 5 to the consolidated financial statements for discussion regarding asset impairment, restructuring, and other special charges.
(2) See Note 13 to the consolidated financial statements for discussion regarding income taxes.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
RESULTS OF OPERATIONS
(Tables present dollars in millions, except per-share data)
General
Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes in Item 8 of Part II of this Annual Report on Form 10-K. Certain statements in this Item 7 of Part II of this Annual Report on Form 10-K constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and Item 1A, “Risk Factors,” may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
Executive Overview
This section provides an overview of our financial results, recent product and late-stage pipeline developments, and other matters affecting our company and the pharmaceutical industry. Earnings per share (EPS) data are presented on a diluted basis.
Financial Results
The following table summarizes our key operating results:

	Year Ended December 31,		Percent Change
	2018	2017
Revenue	$24,555.7	$22,871.3	7
Gross margin	18,125.7	16,720.5	8
Gross margin as a percent of revenue	73.8%	73.1%
Operating expense	$11,938.9	$12,037.4	(1)
Acquired in-process research and development	1,983.9	1,112.6	78
Asset impairment, restructuring, and other special charges	482.0	1,673.6	(71)
Income before income taxes	3,795.7	2,197.4	73
Income taxes	563.7	2,401.5	(77)
Net income (loss)	3,232.0	(204.1)	NM
Earnings (loss) per share	3.13	(0.19)	NM
NM - not meaningful
Revenue and gross margin increased in 2018. The decrease in operating expense in 2018 was due to decreases in marketing, selling, and administrative expense and research and development expense. Income before income taxes increased in 2018 as a higher gross margin, lower asset impairment, restructuring, and other special charges and, to a lesser extent, lower operating expense were partially offset by higher acquired in-process research and development (IPR&D) charges. Income taxes decreased in 2018 as we recognized an income tax benefit primarily related to measurement period adjustments to the one-time repatriation transition tax (also known as the ‘Toll Tax’) and the global intangible low-taxed income (GILTI) provision due to the Tax Cuts and Jobs Act (2017 Tax Act).

The following highlighted items affect comparisons of our 2018 and 2017 financial results:
2018
Acquired IPR&D (Note 3 to the consolidated financial statements)

•
We recognized acquired IPR&D charges of $1.98 billion (pretax), or $1.83 per share, primarily related to the acquisition of ARMO Biosciences Inc. (ARMO) and the collaboration with Dicerna Pharmaceuticals (Dicerna).

Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated financial statements)

•
We recognized charges of $482.0 million (pretax), or $0.41 per share, primarily associated with asset impairments related to the sale of the Posilac® (rbST) brand and the related sale of the Augusta, Georgia manufacturing site, as well as the suspension of commercial activities for Imrestor®. The charges also include expenses associated with the initial public offering (IPO) and separation of the Elanco animal health business, as well as efforts to reduce our cost structure.

Income Tax Expense (Note 13 to the consolidated financial statements)

•	We recognized $313.3 million of income tax benefit, or $0.30 per share, primarily due to measurement period adjustments to the Toll Tax and GILTI.
2017
Acquired IPR&D (Note 3 to the consolidated financial statements)

•	We recognized acquired IPR&D charges of $1.11 billion (pretax), or $0.97 per share, primarily related to the acquisition of CoLucid Pharmaceuticals, Inc. (CoLucid).
Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated financial statements).

•
We recognized charges of $1.67 billion (pretax), or $1.23 per share, primarily associated with efforts to reduce our cost structure, including the United States (U.S.) voluntary early retirement program.

Income Tax Expense (Note 13 to the consolidated financial statements)

•	We recognized a provisional tax expense of $1.91 billion, or $1.81 per share, due to the 2017 Tax Act.
Late-Stage Pipeline
Our long-term success depends to a great extent on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on molecules currently in development by other biotechnology or pharmaceutical companies. We currently have approximately 45 potential new drugs in human testing or under regulatory review and a larger number of projects in preclinical research.
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
Galcanezumab* (Emgality®) (Q3 2018)—a once-monthly subcutaneously injected calcitonin gene-related peptide (CGRP) antibody for the treatment of migraine prevention. Refer to Item 3, "Legal Proceedings - Other Patent Litigation" for discussion of the lawsuit filed by Teva Pharmaceuticals International GMBH.

The following NME had received advanced approval by regulatory authorities in at least one of the major geographies for use in the diseases described, however in January 2019 we announced the phase III trial did not meet the primary endpoint of overall survival. As the trial did not confirm clinical benefit, we are suspending promotion and are working with global regulators to determine the appropriate next steps:
Olaratumab* (Lartruvo®) (Q4 2016)—a lgG1 monoclonal antibody for the treatment of advanced soft tissue sarcoma. See the "Results of Operations - Executive Overview - Other Matters" for more information.
The following NMEs have been submitted for regulatory review in at least one of the major geographies for potential use in the disease described. The first quarter in which each NME initially was submitted in any major geography for any indication is shown in parentheses:
Lasmiditan (Q4 2018)—an oral 5-HT1F agonist for the acute treatment of migraine. In the U.S., Lasmiditan is protected by a compound patent (2025).
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
The following NMEs and diagnostic agent are currently in Phase III clinical trial testing for potential use in the diseases described but have not yet been submitted for approval for any indication. The first quarter in which each NME and the diagnostic agent initially entered Phase III for any indication is shown in parentheses:
Flortaucipir** (Q3 2015)—a positron emission tomography (PET) tracer intended to image tau (or neurofibrillary) tangles in the brain, which are an indicator of Alzheimer's disease.
Mirikizumab* (Q2 2018)—a monoclonal antibody designed for the treatment of autoimmune diseases.
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
Tirzepatide* (Q4 2018)—a long-acting, combination therapy of glucose-dependent insulinotropic polypeptide (GIP) and glucagon-like peptide 1 for the treatment of type 2 diabetes.
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
The following table reflects the status of the recently approved products, NMEs, and diagnostic agent set forth above, as well as certain other developments to our late-stage pipeline since January 1, 2018:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Nasal glucagon	Severe hypoglycemia	Submitted		Phase III	Submitted to U.S. Food and Drug Administration (FDA) in second quarter of 2018. Submitted to European regulatory authorities in third quarter of 2018.
Tirzepatide	Type 2 diabetes	Phase III			Phase III trials were initiated during the fourth quarter of 2018.
Ultra-rapid Lispro	Type 1 and 2 diabetes	Phase III			In the fourth quarter of 2018, announced Phase III trials met primary efficacy endpoint. Submission to regulatory authorities expected in 2019.

Compound	Indication	U.S.	Europe	Japan	Developments
Immunology
Mirikizumab	Psoriasis	Phase III			Phase III trials were initiated during the second quarter of 2018.
	Ulcerative colitis	Phase III			Phase III trial was initiated during the second quarter of 2018.
Olumiant	Rheumatoid arthritis	Launched			Granted approval of 2mg dose by FDA and launched in U.S. in second quarter of 2018.
	Atopic dermatitis	Phase III			In the first quarter of 2019, announced Phase III trials met primary endpoint. Additional Phase III trials are ongoing.
	Systemic lupus erythematosus	Phase III			Phase III trials were initiated during the third quarter of 2018. Granted Fast Track designation(1) from the FDA in fourth quarter of 2018.
Neuroscience
Emgality	Cluster headache	Submitted		Phase III
In the second quarter of 2018, announced Phase III trial met primary endpoint for episodic cluster headache. Received Breakthrough Therapy Designation(2) in the third quarter of 2018. Submitted to FDA in fourth quarter of 2018 and to European regulatory authorities in first quarter of 2019. Granted Priority Review(3) from FDA in first quarter of 2019. A separate Phase III trial did not meet primary endpoint for chronic cluster headache.

	Migraine prevention	Launched		Phase III	Approved and launched in the U.S. in the third and fourth quarters of 2018, respectively. Approved and launched in Europe in the fourth quarter of 2018 and first quarter of 2019, respectively.
Flortaucipir	Alzheimer's disease	Phase III			In the third quarter of 2018, announced Phase III trial met primary endpoints. In discussions with regulatory authorities to determine next steps.
Lanabecestat	Early and mild Alzheimer's disease	Discontinued			Phase III trials discontinued in second quarter of 2018.
Lasmiditan	Migraine	Submitted	Phase III		Submitted to FDA in fourth quarter of 2018. Phase III trials are ongoing.
Solanezumab	Preclinical Alzheimer's disease	Phase III			Phase III trial is ongoing.
Tanezumab	Osteoarthritis pain	Phase III			In the third quarter of 2018 and the first quarter of 2019, announced multiple Phase III trials met primary endpoints. We anticipate additional readouts from the program to be available in 2019.
	Chronic low back pain	Phase III
In the first quarter of 2019, announced Phase III trial met primary endpoint for the 10mg dose and did not meet primary endpoint on the 5mg dose. We anticipate additional readouts from the program to be available in 2019.

	Cancer pain	Phase III			Phase III trial is ongoing.

Compound	Indication	U.S.	Europe	Japan	Developments
Oncology
Lartruvo	Soft tissue sarcoma	Launched		Phase III
Granted accelerated approval by the FDA based on Phase II data and launched in the U.S. in 2016. Granted conditional approval and launched in Europe in 2016. In the first quarter of 2019, announced confirmatory phase III trial did not meet primary endpoint. As trial did not confirm clinical benefit, we are suspending promotion and are in discussions with global regulators to determine next steps.

Pegilodecakin	Pancreatic cancer	Phase III			Acquired with ARMO in the second quarter of 2018. Phase III trial is ongoing. See Note 3 to the consolidated financial statements for information on the acquisition.
Verzenio	Adjuvant breast cancer	Phase III			Phase III trial is ongoing.
	Metastatic breast cancer	Launched	Approved		Approved in Europe and Japan in the fourth quarter of 2018.
(1) The FDA's fast track designation is designed to expedite the development and review of new therapies to treat serious conditions and address unmet medical needs.
(2) The Breakthrough Therapy Designation is designed to expedite the development and review of potential medicines that are intended to treat a serious condition where preliminary clinical evidence indicates that the treatment may demonstrate substantial improvement over available therapy on a clinically significant endpoint.
(3) Priority Review is designed to expedite the review of potential medicines that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications.
There are many difficulties and uncertainties inherent in human pharmaceutical research and development and the introduction of new products. There is a high rate of failure inherent in new drug discovery and development. To bring a drug from the discovery phase to market can take over a decade and often costs in excess of $2 billion. Failure can occur at any point in the process, including in later stages after substantial investment. As a result, most funds invested in research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain or maintain necessary regulatory approvals or payer reimbursement or coverage, limited scope of approved uses, changes in the relevant treatment standards or the availability of new or better competitive products, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Regulatory agencies continue to establish increasingly high hurdles for the efficacy and safety of new products. Delays and uncertainties in drug approval processes can result in delays in product launches and lost market opportunity. In addition, it can be very difficult to predict revenue growth rates of new products.
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

Other Matters
Elanco Animal Health
On September 24, 2018, Elanco Animal Health Incorporated (Elanco), a subsidiary, completed its IPO of 72.3 million shares of its common stock, which represents 19.8 percent of Elanco's outstanding shares, at $24 per share. In addition, Elanco completed a debt offering and entered into a term loan facility during the third quarter of 2018. See Notes 3 and 10 to the consolidated financial statements for additional details.
We have announced our intent to divest our remaining 293,290,000 shares of Elanco common stock through an exchange offer and on February 8, 2019, Elanco filed a registration statement on Form S-4 with the Securities and Exchange Commission (SEC). In the exchange offer, our shareholders can exchange all, some, or none of their shares of our common stock for shares of Elanco common stock owned by us, subject to the specific terms and conditions of the offer described in Elanco's registration statement. The completion of the exchange offer is subject to certain conditions, including at least 146,645,000 shares of Elanco common stock being distributed in exchange for shares of our common stock validly tendered in the exchange offer, and the receipt of an opinion of counsel that the exchange offer will qualify for tax-free treatment to us and our participating shareholders. However, the conditions of the exchange offer may not be satisfied; we may exchange less than our entire interest in Elanco; or we may decide to waive one or more of these conditions, to the extent legally permissible, and consummate the exchange offer even if all of the conditions are not satisfied. If the exchange offer is not fully subscribed, we intend, from time to time, to complete subsequent exchange offers and/or pro rata spin-off of our remaining interest in Elanco.
Lartruvo
In January 2019, we announced that we are suspending promotion of Lartruvo because the ANNOUNCE study did not meet the primary endpoint of overall survival. We are working with global regulators to determine the appropriate next steps. We expect to incur a charge in the first quarter of 2019 related to the suspension of promotion for Lartruvo. The exact amount of the charge has not yet been determined, but is estimated to be approximately $80 million (pre-tax), or approximately $0.13 per share (after tax). Revenue related to Lartruvo was $304.7 million in 2018.
Patent Matters
We depend on patents or other forms of intellectual-property protection for most of our revenue, cash flows, and earnings.
We lost patent exclusivity for the bipolar mania indication for Zyprexa® in Japan in April 2016. Generic versions of Zyprexa launched in Japan in June 2016. The loss of exclusivity for Zyprexa in Japan has caused a rapid and severe decline in revenue for the product.
We lost our patent exclusivity for Strattera® in the U.S. in May 2017, and generic versions of Strattera were approved in the same month. Following a settlement related to the compound patent challenge for Effient®, generic products launched in the U.S. in the third quarter of 2017. The entry of generic competition for these products has caused a rapid and severe decline in revenue, which, in the aggregate, has had a material adverse effect on our consolidated results of operations and cash flows.
Our compound patent protection for Cialis® (tadalafil) and Adcirca® (tadalafil) expired in major European markets and the U.S. in November 2017; however, in the U.S., we were granted pediatric exclusivity through May 2018. Pursuant to a settlement agreement related to our unit dose patent in the U.S., generic tadalafil entered the U.S. market in September 2018. We expect that the entry of additional generic competition into these markets following the loss of exclusivity will continue to cause a rapid and severe decline in revenue, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows.
Our formulation patents for Forteo® expired in December 2018 and use patents will expire in August 2019 in major European markets and the U.S. Both the formulation patent and the use patent expire in 2019 in Japan. While it is difficult to estimate the severity of the impact of generic and/or biosimilar competition in these markets, we expect a rapid and severe decline in revenue in the U.S. as a result of generic competition when the U.S. patents expire. Outside the U.S., we expect a decline in revenue following patent expirations; however the decline may not be rapid and severe. In the aggregate, we expect that the decline in revenue will have a material adverse effect on our consolidated results of operations and cash flows.

The Alimta® vitamin regimen patents, which provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. Our compound patent for Alimta expired in the U.S. in January 2017, and expired in major European countries and Japan in December 2015. We expect that the entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in revenue for the product, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows. See Note 15 to the consolidated financial statements for a more detailed account of the legal proceedings currently pending in the U.S., Europe, and Japan regarding our Alimta patents.
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
The impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar, resulted in a charge of $203.9 million in 2016. See Note 17 to the consolidated financial statements for additional information related to the charge. As of December 31, 2018, our Venezuelan subsidiaries represented a de minimis portion of our consolidated assets and liabilities. We continue to monitor other deteriorating economies and it is possible that additional charges may be recorded in the future. Any additional charges are not expected to have a material adverse effect on our future consolidated results of operations.

Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
United States
In the U.S., public concern over access to and affordability of pharmaceuticals continues to drive the regulatory and legislative debate. These policy and political issues increase the risk that taxes, fees, rebates, or other cost control measures may be enacted to manage federal and state budgets. Key health policy proposals affecting biopharmaceuticals include a reduction in biologic data exclusivity, modifications to Medicare Parts B and D, language that would allow the Department of Health and Human Services to negotiate prices for biologics and drugs in Medicare, proposals that would require biopharmaceutical manufacturers to disclose proprietary drug pricing information, and state-level proposals related to prescription drug prices and reducing the cost of pharmaceuticals purchased by government health care programs. California and several other states have enacted legislation related to prescription drug pricing transparency and it is unclear the effect this legislation will have on our business. The Bipartisan Budget Act, enacted in February 2018, requires manufacturers of brand-name drugs, biologics, and biosimilars to pay a 70 percent discount in the Medicare Part D Coverage Gap, up from the previous 50 percent discount. This increase in Coverage Gap discounts became effective at the beginning of 2019. We expect this increase in the Coverage Gap discounts to negatively impact our results of operations by approximately $200 million in 2019. In May 2018, the White House released "American Patients First: The Trump Administration Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" (Blueprint). The Administration’s corresponding request for information included more than 30 proposed policy changes. We believe the effect of certain of these proposals would be positive for our business while others would have negative consequences to our business. The effect of these proposals, and those that extend beyond the Blueprint, will depend on the details and timing of the final legislation, regulation, or guidance and could lead to a wide range of outcomes. Some of these outcomes could have a material adverse effect on our consolidated results of operations and cash flows. In January 2019, the Department of Health and Human Services released a proposed rule to reform the system of rebates paid to Medicare Part D plans, Medicaid Managed Care organizations, and pharmacy benefit managers. We are currently reviewing the proposed rule, the impact of which is uncertain at this time.
In the private sector, consolidation and integration among healthcare providers is also a major factor in the competitive marketplace for human pharmaceuticals. Health plans, pharmacy benefit managers, wholesalers, and other supply chain stakeholders have been consolidating into fewer, larger entities, increasingly through vertical integration, thus enhancing their purchasing strength and importance. Payers typically maintain formularies which specify coverage (the conditions under which drugs are included on a plan's formulary) and reimbursement (the associated out-of-pocket cost to the consumer). Formulary placement can lead to reduced usage of a drug for the relevant patient population due to coverage restrictions, such as prior authorizations and formulary exclusions, or due to reimbursement limitations that result in higher consumer out-of-pocket cost, such as non-preferred co-pay tiers, increased co-insurance levels and higher deductibles. Consequently, pharmaceutical companies compete for formulary placement not only on the basis of product attributes such as greater efficacy, fewer side effects, or greater patient ease of use, but also by providing rebates. Value-based agreements are another tool which may be utilized between payers and pharmaceutical companies as formulary placement and pricing are negotiated. Price is an increasingly important factor in formulary decisions, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. These downward pricing pressures could continue to negatively affect future consolidated results of operations and cash flows.
The main coverage expansion provisions of the Affordable Care Act (ACA) are currently in effect through both state-based exchanges and the expansion of Medicaid. A trend has been the prevalence of benefit designs containing high out-of-pocket costs for patients, particularly for pharmaceuticals. In addition to the coverage expansions, many employers in the commercial market, driven in part by ACA changes such as the 2022 implementation of the excise tax on employer-sponsored health care coverage for which there is an excess benefit (the so-called "Cadillac tax"), continue to evaluate strategies such as private exchanges and wider use of consumer-driven health plans to reduce their healthcare liabilities over time. Federal legislation, litigation, or administrative actions to repeal or modify some or all of the provisions of the ACA could have a material adverse effect on our consolidated results of operations and cash flows. At the same time, the broader paradigm shift towards performance-based reimbursement and the launch of several value-based purchasing initiatives have placed demands on the pharmaceutical industry to offer products with proven real-world outcomes data and a favorable economic profile.

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
Tax Matters
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Changes in the relevant tax laws, regulations, administrative practices, and interpretations could adversely affect our future effective tax rates. The U.S. recently enacted tax reform legislation, including the 2017 Tax Act, significantly revising U.S. tax law, and other countries are actively considering or enacting tax law changes. Further, organizations such as the Organisation for Economic Co-operation and Development and the European Commission are active regarding tax-related matters, which could influence international tax policy in countries in which we operate. While outcomes of these initiatives continue to develop and remain uncertain, modifications to key elements of the U.S. or international tax framework could have a material adverse effect on our consolidated results of operations and cash flows.
Our accounting for the effects of the 2017 Tax Act, signed into law in December 2017, is complete (see Note 13 to the consolidated financial statements for further information related to the 2017 Tax Act); however, we expect that additional guidance will be issued in 2019 which may materially affect our assumptions and estimates used to record our U.S. federal and state income tax expense resulting from the 2017 Tax Act. Refer to “Results of Operations - Financial Condition” for discussion of the impact of the 2017 Tax Act on our liquidity.
Acquisitions
We strategically invest in external research and technologies that we believe to complement and strengthen our own efforts. These investments can take many forms, including licensing arrangements, collaborations, and acquisitions. We view our business development activity as an important way to achieve our strategies, as we seek to bolster our pipeline and enhance shareholder value. We continue to evaluate business development transactions that have the potential to strengthen our business. Since January 1, 2019, we have acquired Loxo Oncology, Inc. (Loxo). for a purchase price of $235 per share, or approximately $8 billion. We also entered into a license and collaboration agreement with AC Immune SA for an upfront fee of CHF80.0 million and $50.0 million in exchange for a note, convertible to equity at a premium. See Note 3 to the consolidated financial statements for further discussion regarding our recent acquisitions of businesses and assets.

Operating Results—2018
Revenue
The following table summarizes our revenue activity by region:

	Year Ended December 31,
	2018	2017	Percent Change
U.S.(1)	$13,875.2	$12,785.1	8
Outside U.S.	10,680.5	10,086.3	6
Revenue	$24,555.7	$22,871.3	7
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue compared with the prior year:

	2018 vs. 2017
	U.S.	Outside U.S.	Consolidated
Volume	9%	7%	8%
Price	(1)%	(3)%	(1)%
Foreign exchange rates	—%	2%	1%
Percent change	8%	6%	7%
Numbers may not add due to rounding.
In the U.S., the revenue increase in 2018 was driven by increased volume for newer pharmaceutical products, including Trulicity®, Basaglar®, Taltz®, Verzenio, and Jardiance®. The increase in revenue was partially offset by decreased volume for products that have lost exclusivity, including Cialis, Effient, and Strattera, as well as lower realized prices for several pharmaceutical products, including Trulicity, Basaglar, Forteo, and Taltz.
Outside the U.S., the revenue increase in 2018 was due to increased volume for several newer pharmaceutical products, primarily driven by Trulicity, Olumiant, and Taltz and, to a lesser extent, the favorable impact of foreign exchange rates. The increase in revenue was partially offset by lower realized prices for several pharmaceutical products.

The following table summarizes our revenue activity in 2018 compared with 2017:

	Year Ended December 31,
	2018			2017
Product	U.S.(1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$2,515.8	$683.3	$3,199.1	$2,029.8	58
Humalog	1,787.8	1,208.7	2,996.5	2,865.2	5
Alimta	1,131.0	1,001.9	2,132.9	2,062.5	3
Cialis	1,129.2	722.7	1,851.8	2,323.1	(20)
Forteo	757.9	817.7	1,575.6	1,749.0	(10)
Humulin®	910.2	421.2	1,331.4	1,335.4	—
Taltz	738.7	198.7	937.5	559.2	68
Cyramza®	291.5	529.9	821.4	758.3	8
Basaglar	622.8	178.5	801.2	432.1	85
Cymbalta®	54.3	653.7	708.0	757.2	(6)
Jardiance(2)	400.2	258.1	658.3	447.5	47
Erbitux®	531.6	103.8	635.3	645.9	(2)
Trajenta®(3)	224.2	350.5	574.7	537.9	7
Zyprexa	36.2	435.1	471.3	581.2	(19)
Strattera	89.7	361.1	450.8	618.2	(27)
Other human pharmaceutical products	1,131.1	1,136.2	2,267.4	1,694.3	34
Animal health products	1,523.0	1,619.5	3,142.5	3,085.6	2
Revenue	$13,875.2	$10,680.5	$24,555.7	$22,871.3	7
Numbers may not add due to rounding.

(1)	U.S. revenue includes revenue in Puerto Rico.

(2)	Jardiance revenue includes Glyxambi® and Synjardy®.

(3)	Trajenta revenue includes Jentadueto®.
Revenue of Trulicity, a treatment for type 2 diabetes, increased 56 percent in the U.S., driven by higher demand. Revenue outside the U.S. increased 63 percent primarily driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.
Revenue of Humalog, our injectable human insulin analog for the treatment of diabetes, increased 4 percent in the U.S., primarily driven by increased demand and, to a lesser extent, higher realized prices due to changes in estimates to rebates and discounts. Revenue outside the U.S. increased 5 percent, driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices. A similar version of insulin lispro launched in the U.S. in the second quarter of 2018 and in certain European markets in 2017. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect and have not experienced a rapid severe decline in revenue; however, we expect additional pricing pressure and some loss of market share that would continue over time.
Revenue of Alimta, a treatment for various cancers, increased 9 percent in the U.S., driven by increased demand and higher realized prices. Revenue outside the U.S. decreased 3 percent, driven by lower volume due to competitive pressure and the loss of exclusivity in certain European countries, including Germany, and lower realized prices, partially offset by the favorable impact of foreign exchange rates. We have faced and remain exposed to generic entry in multiple countries, which has eroded revenue and is likely to continue to erode revenue in those countries from current levels.

Revenue of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia, decreased 17 percent in the U.S., driven by decreased demand primarily due to the entry of generic tadalafil, partially offset by higher realized prices. Revenue outside the U.S. decreased 25 percent, driven by the loss of exclusivity in Europe. We lost our compound patent protection for Cialis in major European markets in November 2017 and U.S. exclusivity ended in late September 2018. See "Results of Operations - Executive Overview - Other Matters - Patent Matters" for more information. In addition to competition from generic tadalafil, we also currently face competition from generic sildenafil, which accelerated during 2018. We expect that the entry of generic competition due to the loss of exclusivity will continue to cause a rapid and severe decline in revenue.
Revenue of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, decreased 21 percent in the U.S., driven by decreased demand, and, to a lesser extent, lower realized prices. Revenue outside the U.S. increased 4 percent, driven by increased volume and the favorable impact of foreign exchange rates, partially offset by lower realized prices. Our formulation patent for Forteo expired in December 2018 in major European markets and the U.S. Our use patent for Forteo expires in August 2019 in major European markets and the U.S. Both the formulation patent and the use patent expire in 2019 in Japan. While it is difficult to estimate the severity of the impact of generic and/or biosimilar competition in these markets, we expect a rapid and severe decline in revenue in the U.S. as a result of generic competition when the U.S. patents expire. Outside the U.S., we expect a decline in revenue following patent expirations, however the decline may not be rapid and severe. See "Executive Overview - Other Matters - Patent Matters" for more information.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, increased 3 percent in the U.S., driven by increased volume, partially offset by lower realized prices primarily due to changes in segment mix and, to a lesser extent, the impact of patient affordability programs. Revenue outside the U.S. decreased 7 percent, primarily driven by decreased volume and, to a lesser extent, lower realized prices.
Revenue of Taltz, a treatment for moderate-to-severe plaque psoriasis and active psoriatic arthritis, increased 52 percent in the U.S., primarily driven by increased demand, partially offset by lower realized prices. Revenue outside the U.S. increased $125.6 million, driven by increased volume from recent launches, partially offset by lower realized prices.
Revenue of Cyramza, a treatment for various cancers, increased 5 percent in the U.S., driven by increased demand and, to a lesser extent, higher realized prices. Revenue outside the U.S. increased 10 percent, primarily due to increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.
Revenue of Basaglar, a long-acting human insulin analog for the treatment of diabetes, increased $311.7 million in the U.S., driven by increased demand, partially offset by lower realized prices due to increased volume in Medicare Part D. Revenue outside the U.S. increased $57.5 million primarily driven by increased volume.
Revenue of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, chronic musculoskeletal pain, and the management of fibromyalgia, decreased 53 percent in the U.S. driven by decreased volume, partially offset by higher realized prices. Revenue outside the U.S. increased 2 percent, driven by increased volume in Japan.
Worldwide animal health revenue increased 2 percent, driven by higher prices, partially offset by lower volume. The overall increase in revenue included increased revenue in the companion animal disease prevention, future protein and health, and companion animal therapeutics product categories, partially offset by decreased revenue of products that are being exited.
Gross Margin, Costs, and Expenses
Gross margin as a percent of total revenue was 73.8 percent in 2018, an increase of 0.7 percentage points compared with 2017, primarily due to manufacturing efficiencies and lower amortization expenses, offset by the impact of foreign exchange rates on international inventories sold, the timing of manufacturing production, and the negative impact of price on revenue.
Research and development expenses decreased 1 percent to $5.31 billion in 2018 driven by lower development expenses for lanabecestat, partially offset by higher expenses for other late-stage assets.

Marketing, selling, and administrative expenses decreased 1 percent to $6.63 billion in 2018 due to lower expenses related to late life-cycle products, partially offset by increased marketing expenses for newer products.
Both research and development expenses and marketing, selling, and administrative expenses benefited during 2018 from actions taken to reduce our cost structure.
We recognized acquired IPR&D charges of $1.98 billion in 2018 primarily related to the acquisition of ARMO and the collaboration with Dicerna. In 2017, we recognized acquired IPR&D charges of $1.11 billion primarily related to the acquisition of CoLucid.
We recognized asset impairment, restructuring, and other special charges of $482.0 million in 2018. The charges are primarily associated with asset impairments related to the sale of the Posilac (rbST) brand and the related sale of the Augusta, Georgia manufacturing site, as well as the suspension of commercial activities for Imrestor. The charges also include expenses associated with the initial public offering and separation of the Elanco animal health business, as well as efforts to reduce our cost structure. In 2017, we recognized $1.67 billion of asset impairment, restructuring, and other special charges primarily associated with efforts to reduce our cost structure, including the U.S. voluntary early retirement program, asset impairments related to lower projected revenue for Posilac (rbST), and asset impairments and other special charges related to product rationalizations and site closures resulting from our acquisition and integration of Novartis Animal Health (Novartis AH).
Other—net, (income) expense was income of $74.8 million in 2018 compared to income of $300.5 million in 2017 driven by lower net gains on sales of investments.
During 2018, we recorded income tax expense of $563.7 million while earning $3.80 billion of income before income taxes. We recognized $313.3 million of income tax benefit primarily due to measurement period adjustments to the Toll Tax and GILTI. During 2017, we recorded income tax expense of $2.40 billion, which included a provisional tax charge of $1.91 billion, despite earning $2.20 billion of income before income taxes. The provisional tax charge was a result of the 2017 Tax Act, including the Toll Tax.
Operating Results—2017
Financial Results
The following table summarizes our key operating results:

	Year Ended December 31,		Percent Change
	2017	2016
Revenue	$22,871.3	$21,222.1	8
Gross margin	16,720.5	15,512.0	8
Gross margin as a percent of revenue	73.1%	73.1%
Operating expense	$12,037.4	$11,838.3	2
Acquired in-process research and development	1,112.6	30.0	NM
Asset impairment, restructuring, and other special charges	1,673.6	382.5	NM
Income before income taxes	2,197.4	3,374.0	(35)
Income taxes	2,401.5	636.4	NM
Net income (loss)	(204.1)	2,737.6	NM
Earnings (loss) per share	(0.19)	2.58	NM
NM - not meaningful
Revenue and gross margin increased in 2017. The increase in operating expense in 2017 was primarily due to an increase in marketing, selling, and administrative expense. Income before income taxes decreased in 2017 as higher asset impairment, restructuring, and other special charges, acquired IPR&D charges and, to a lesser extent, higher operating expense were partially offset by a higher gross margin. Tax expense exceeded income before income taxes in 2017 as a result of the 2017 Tax Act, resulting in a net loss for the year.

Certain items affect the comparisons of our 2017 and 2016 results. The 2017 highlighted items are summarized in the "Results of Operations - Executive Overview" section. The 2016 highlighted items are summarized as follows:
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

Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated financial statements)

•
We recognized charges of $382.5 million (pretax), or $0.29 per share, related to integration and severance costs related to the acquisition of Novartis AH, other global severance costs, and asset impairments primarily related to the closure of an animal health manufacturing facility in Ireland.

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
Numbers may not add due to rounding.
In the U.S., the revenue increase in 2017 was driven by increased volume for newer pharmaceutical products, including Trulicity, Taltz, Basaglar, Lartruvo, and Jardiance, and higher realized prices for several pharmaceutical products, primarily Forteo and Cialis, as well as increased volume for companion animal products from the acquisition of Boehringer Ingelheim Vetmedica, Inc.'s U.S. feline, canine, and rabies vaccine portfolio and other related assets (BIVIVP). The increase in revenue was partially offset by decreased volume due to loss of exclusivity for Strattera and Effient, as well as decreased demand for Cialis and food animal products. Cymbalta revenue declined, as 2016 revenue benefited from reductions to the reserve for expected product returns of approximately $175 million.
Outside the U.S., the revenue increase in 2017 was due to increased volume for several new pharmaceutical products, primarily driven by Trulicity and Cyramza. The increase in revenue was partially offset by competitive pressure and the loss of exclusivity for Alimta in several countries and lower volume from the loss of exclusivity for Zyprexa in Japan.

The following table summarizes our revenue activity in 2017 compared with 2016:

	Year Ended December 31,
	2017			2016
Product	U.S.(1)	Outside U.S.	Total	Total	Percent Change
Humalog	$1,717.8	$1,147.4	$2,865.2	$2,768.8	3
Cialis	1,358.6	964.5	2,323.1	2,471.6	(6)
Alimta	1,034.3	1,028.2	2,062.5	2,283.3	(10)
Trulicity	1,609.8	419.9	2,029.8	925.5	NM
Forteo	965.2	783.8	1,749.0	1,500.0	17
Humulin	884.6	450.7	1,335.4	1,365.9	(2)
Cyramza	278.8	479.6	758.3	614.1	23
Cymbalta	114.9	642.2	757.2	930.5	(19)
Erbitux	541.7	104.2	645.9	687.0	(6)
Strattera	284.9	333.3	618.2	854.7	(28)
Zyprexa	75.5	505.7	581.2	725.3	(20)
Taltz	486.0	73.2	559.2	113.1	NM
Trajenta(2)	213.2	324.7	537.9	436.6	23
Jardiance(3)	290.4	157.0	447.5	201.9	NM
Basaglar	311.1	121.0	432.1	86.1	NM
Effient	340.1	48.8	388.9	535.2	(27)
Other human pharmaceutical products	767.0	927.5	1,694.3	1,564.3	8
Animal health products	1,511.1	1,574.5	3,085.6	3,158.2	(2)
Revenue	$12,785.1	$10,086.3	$22,871.3	$21,222.1	8
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Trajenta revenue includes Jentadueto.
(3) Jardiance revenue includes Glyxambi and Synjardy.
NM - not meaningful
Revenue of Humalog increased 2 percent in the U.S., primarily driven by higher realized prices due to changes in estimates for rebates and discounts, which decreased revenue in 2016 and increased revenue in 2017. Revenue outside the U.S. increased 6 percent, driven by increased volume and, to a lesser extent, higher realized prices, partially offset by the unfavorable impact of foreign exchange rates.
Revenue of Cialis decreased 8 percent in the U.S., driven by decreased demand partially offset by higher realized prices. Revenue outside the U.S. decreased 4 percent, driven by decreased volume, partially offset by higher realized prices.
Revenue of Alimta decreased 6 percent in the U.S., driven by decreased demand due to competitive pressure. Revenue outside the U.S. decreased 13 percent, driven by competitive pressure and the loss of exclusivity in several countries.
Revenue of Trulicity increased 118 percent in the U.S., driven by increased share of market for Trulicity and growth in the GLP-1 class. Revenue outside the U.S. increased 123 percent.
Revenue of Forteo increased 25 percent in the U.S., driven by higher realized prices and increased volume, primarily due to wholesaler buying patterns. Revenue outside the U.S. increased 7 percent, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates and lower realized prices.
Revenue of Humulin increased 3 percent in the U.S., driven by higher realized prices. Revenue outside the U.S. decreased 11 percent, driven primarily by decreased volume and lower realized prices.

Revenue of Cyramza increased 3 percent in the U.S., driven by increased volume. Revenue outside the U.S. increased 39 percent, primarily due to strong volume growth in Japan, partially offset by lower realized prices and, to a lesser extent, the unfavorable impact of foreign exchange rates.
Revenue of Cymbalta decreased 57 percent in the U.S., driven by reductions to the reserve for expected product returns, which increased revenue by approximately $175 million in 2016. Revenue outside the U.S. decreased 3 percent driven by the loss of exclusivity in Canada and Europe, partially offset by increased volume in Japan.
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
Worldwide food animal revenue decreased 8 percent, primarily driven by market access and competitive pressure in the U.S. for Posilac (rbST) and Optaflexx®, respectively. Worldwide companion animal revenue increased 10 percent, driven by the inclusion of $216.7 million in revenue from the acquisition of BIVIVP, partially offset by competitive pressure.
Gross Margin, Costs, and Expenses
Gross margin as a percent of total revenue was 73.1 percent in 2017, which remained flat compared with 2016.
Research and development expenses increased 1 percent to $5.36 billion in 2017.
Marketing, selling, and administrative expenses increased 2 percent to $6.68 billion in 2017, driven by increased marketing expenses for new products that were partially offset by decreased expenses related to late life-cycle products.
We recognized acquired IPR&D charges of $1.11 billion in 2017 resulting from business development activity, primarily related to the acquisition of CoLucid. In 2016, we recognized acquired IPR&D charges of $30.0 million associated with the agreement with AstraZeneca to co-develop MEDI1814. See Note 3 to the consolidated financial statements for additional information.
We recognized asset impairment, restructuring, and other special charges of $1.67 billion in 2017. The charges are primarily associated with efforts to reduce our cost structure, including the U.S. voluntary early retirement program, asset impairments related to lower projected revenue for Posilac (rbST), and asset impairments and other special charges related to product rationalizations and site closures resulting from our acquisition and integration of Novartis AH. In 2016, we recognized $382.5 million of asset impairment, restructuring, and other special charges primarily associated with integration and severance costs related to the acquisition of Novartis AH, other global severance costs associated with actions taken to reduce cost structure, and asset impairments primarily related to the closure of an animal health manufacturing facility in Ireland. See Note 5 to the consolidated financial statements for additional information.
Other-net, (income) expense was income of $300.5 million in 2017, compared with income of $112.8 million in 2016. Other-net, (income) expense in 2016 included a $203.9 million charge related to the impact of the Venezuelan financial crisis, including the significant deterioration of the bolívar. See Note 17 to the consolidated financial statements for additional information.
During 2017, we recorded income tax expense of $2.40 billion, which included a provisional tax charge of $1.91 billion, despite earning $2.20 billion of income before income taxes. The provisional tax charge was a result of the 2017 Tax Act. The effective tax rate in 2016 was 18.9 percent.

FINANCIAL CONDITION
As of December 31, 2018, cash and cash equivalents were $8.00 billion, an increase of $1.46 billion, compared with $6.54 billion at December 31, 2017. Refer to the Consolidated Statements of Cash Flows for additional details on the significant sources and uses of cash for the years ended December 31, 2018 and December 31, 2017.
In addition to our cash and cash equivalents, we held total investments of $2.11 billion and $7.18 billion as of December 31, 2018 and December 31, 2017, respectively. See Note 7 to the consolidated financial statements for additional details.
As of December 31, 2018, total debt was $12.77 billion, a decrease of $876.2 million compared with $13.65 billion at December 31, 2017. The decrease was primarily due to the net decrease in the balance of commercial paper outstanding of $2.20 billion and the repayment of $1.01 billion of long term debt, partially offset by the debt incurred by Elanco as a result of a notes offering and entry into credit facilities totaling $2.48 billion. See Note 10 to the consolidated financial statements for additional details.
Excluding Elanco, at December 31, 2018, we had a total of $5.42 billion of unused committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. See Note 10 to the consolidated financial statements for additional details. In January 2019, we entered into a $4.00 billion credit facility to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
In September 2018, Elanco entered into a revolving credit agreement providing for a five-year $750.0 million senior unsecured revolving credit facility, which expires in September 2023. See Note 10 to the consolidated financial statements for additional details.
For the 133rd consecutive year, we distributed dividends to our shareholders. Dividends of $2.25 per share and $2.08 per share were paid in 2018 and 2017, respectively. In the fourth quarter of 2018, effective for the dividend to be paid in the first quarter of 2019, the quarterly dividend was increased to $0.645 per share, resulting in an indicated annual rate for 2019 of $2.58 per share.
Capital expenditures of $1.21 billion during 2018 were $133.8 million more than in 2017.
In 2018, we repurchased $4.15 billion of shares. We completed the $5.00 billion share repurchase program announced in October 2013, and the board authorized a new $8.00 billion share repurchase program. There were $2.10 billion of shares repurchased under the $8.00 billion program during 2018. See Note 12 to the consolidated financial statements for additional details. In January 2019, we initiated $3.50 billion of share repurchases that will conclude in the first half of 2019. These purchases are part of the $8.00 billion program previously authorized by the Board.
We have separately announced our intent to divest our remaining interest in Elanco through an exchange offer. In the exchange offer, our shareholders can exchange all, some, or none of their shares of our common stock at a discount for shares of Elanco common stock owned by us, subject to the terms and conditions of the offer described in Elanco's registration statement, filed with the SEC on February 8, 2019.
In February 2019, we completed our acquisition of Loxo for $235 per share or approximately $8 billion, which will be funded through a mixture of cash and debt. See Note 3 to the consolidated financial statements for additional information.
See "Results of Operations - Executive Overview - Other Matters - Patent Matters" for information regarding recent and upcoming losses of patent protection.
Pursuant to the 2017 Tax Act, the U.S. transitioned to a territorial tax system effective January 1, 2018; therefore, repatriations of cash from our foreign subsidiaries to the U.S. provides us with additional liquidity in the U.S. without the requirement to pay U.S. taxes as existed prior to the enactment of the new tax law. We believe cash provided by operating activities, along with available cash and cash equivalents, should be sufficient to fund our normal operating needs, including installment payments of the Toll Tax, dividends paid to shareholders, share repurchases, and capital expenditures.
Both domestically and abroad, we continue to monitor the potential impacts of the economic environment; the creditworthiness of our wholesalers and other customers, including foreign government-backed agencies and suppliers; the uncertain impact of health care legislation; and various international government funding levels.
In the normal course of business, our operations are exposed to fluctuations in interest rates and currency values. These fluctuations can vary the costs of financing, investing, and operating. We seek to address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact on earnings of fluctuations in interest and currency exchange rates. All derivative activities are for purposes other than trading.
Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt positions and may enter into interest rate derivatives to help maintain that balance. Based on our overall interest rate exposure at December 31, 2018 and 2017, including derivatives and other interest rate risk-sensitive instruments, a hypothetical 10 percent change in interest rates applied to the fair value of the instruments as of December 31, 2018 and 2017, respectively, would not have a material impact on earnings, cash flows, or fair values of interest rate risk-sensitive instruments over a one-year period.
Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and Japanese yen. We face foreign currency exchange exposures when we enter into transactions arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We may enter into foreign currency forward or option derivative contracts to reduce the effect of fluctuating currency exchange rates (principally the euro and the Japanese yen). Our corporate risk-management policy outlines the minimum and maximum hedge coverage of such exposures. Gains and losses on these derivative contracts offset, in part, the impact of currency fluctuations on the existing assets and liabilities. We periodically analyze the fair values of the outstanding foreign currency derivative contracts to determine their sensitivity to changes in foreign exchange rates. A hypothetical 10 percent change in exchange rates (primarily against the U.S. dollar) applied to the fair values of our outstanding foreign currency derivative contracts as of December 31, 2018 and 2017, would not have a material impact on earnings, cash flows, or financial position over a one-year period. This sensitivity analysis does not consider the impact that hypothetical changes in exchange rates would have on the underlying foreign currency denominated transactions.
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
Individually, these arrangements are generally not material in any one annual reporting period. However, if milestones for multiple products covered by these arrangements were reached in the same reporting period, the aggregate charge to expense or aggregate milestone payments made could be material to the results of operations or cash flows, respectively, in that period. See Note 4 to the consolidated financial statements for additional details. These arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves milestone objectives. We also note that, from a business perspective, we view these payments as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from sales of products.

Our current noncancelable contractual obligations that will require future cash payments are as follows:

	Payments Due by Period
(Dollars in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including interest payments(1)	$16,605.7	$927.7	$1,690.5	$2,800.2	$11,187.3
Capital lease obligations	11.8	4.5	5.9	1.4	—
Operating leases	805.2	155.8	217.0	132.9	299.5
Purchase obligations(2)	17,019.6	16,805.5	204.5	9.6	—
2017 Tax Act one-time Toll Tax(3)	2,836.5	159.8	509.8	732.9	1,434.0
Other long-term liabilities reflected on our balance sheet(4)	1,571.6	—	412.4	190.9	968.3
Total	$38,850.4	$18,053.3	$3,040.1	$3,867.9	$13,889.1
(1) Our long-term debt obligations include both our expected principal and interest obligations and our interest rate swaps. We used the interest rate forward curve at December 31, 2018, to compute the amount of the contractual obligation for interest on the variable rate debt instruments and swaps.
(2) We have included the following:

•
Purchase obligations consisting primarily of all open purchase orders as of December 31, 2018. Some of these purchase orders may be cancelable; however, for purposes of this disclosure, we have not distinguished between cancelable and noncancelable purchase obligations.

•	Contractual payment obligations with each of our significant vendors, which are noncancelable and are not contingent.
(3) The 2017 Tax Act provided an election to taxpayers subject to the Toll Tax to make payments over an eight-year period. We made this election; therefore, we have included future Toll Tax payments accordingly.
(4) We have included long-term liabilities consisting primarily of our nonqualified supplemental pension funding requirements and other post-employment benefit liabilities. We excluded long-term income taxes payable of $1.05 billion, because we cannot reasonably estimate the timing of future cash outflows associated with those liabilities.
The contractual obligations table is current as of December 31, 2018. We expect the amount of these obligations to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
In preparing our financial statements in accordance with accounting principles generally accepted in the U.S. (GAAP), we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Some of those judgments can be subjective and complex, and consequently actual results could differ from those estimates. For any given individual estimate or assumption we make, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop different estimates. We believe that, given current facts and circumstances, it is unlikely that applying any such other reasonable judgment would cause a material adverse effect on our consolidated results of operations, financial position, or liquidity for the periods presented in this report. Our most critical accounting estimates have been discussed with our audit committee and are described below.
Revenue Recognition and Sales Return, Rebate, and Discount Accruals
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements will include our share of profits from the collaboration, as well as royalties, upfront and milestone payments we receive under these types of contracts. Refer to Note 1 to the consolidated financial statements for further information on revenue recognition and sales return, rebate, and discount accruals.
Financial Statement Impact
We believe that our accruals for sales returns, rebates, and discounts are reasonable and appropriate based on current facts and circumstances. Our global rebate and discount liabilities are included in sales rebates and discounts on our consolidated balance sheet. Our global sales return liability is included in other current liabilities and other noncurrent liabilities on our consolidated balance sheet. As of December 31, 2018, a 5 percent change in our global sales return, rebate, and discount liability would have led to an approximate $275 million effect on our income before income taxes.

The portion of our global sales return, rebate, and discount liability resulting from sales of our products in the U.S. was approximately 90 percent as of December 31, 2018 and December 31, 2017.
The following represents a roll-forward of our most significant U.S. pharmaceutical sales return, rebate, and discount liability balances, including managed care, Medicare, and Medicaid:

(Dollars in millions)	2018	2017
Sales return, rebate, and discount liabilities, beginning of year	$4,172.0	$3,601.8
Reduction of net sales due to sales returns, discounts, and rebates(1)	12,529.6	10,603.4
Cash payments of discounts and rebates	(12,023.4)	(10,033.2)
Sales return, rebate, and discount liabilities, end of year	$4,678.2	$4,172.0
(1) Adjustments of the estimates for these returns, rebates, and discounts to actual results were approximately 1 percent of consolidated net sales for each of the years presented.
Product Litigation Liabilities and Other Contingencies
Background and Uncertainties
Product litigation liabilities and other contingencies are, by their nature, uncertain and based upon complex judgments and probabilities. The factors we consider in developing our product litigation liability reserves and other contingent liability amounts include the merits and jurisdiction of the litigation, the nature and the number of other similar current and past matters, the nature of the product and the current assessment of the science subject to the litigation, and the likelihood of settlement and current state of settlement discussions, if any. In addition, we accrue for certain product liability claims incurred, but not filed, to the extent we can formulate a reasonable estimate of their costs based primarily on historical claims experience and data regarding product usage. We accrue legal defense costs expected to be incurred in connection with significant product liability contingencies when both probable and reasonably estimable.
We also consider the insurance coverage we have to diminish the exposure for periods covered by insurance. In assessing our insurance coverage, we consider the policy coverage limits and exclusions, the potential for denial of coverage by the insurance company, the financial condition of the insurers, and the possibility of and length of time for collection. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products. In addition to insurance coverage, we also consider any third-party indemnification to which we are entitled or under which we are obligated. With respect to our third-party indemnification rights, these considerations include the nature of the indemnification, the financial condition of the indemnifying party, and the possibility of and length of time for collection.
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
Annually, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans. We use an actuarially determined, plan-specific yield curve of high quality, fixed income debt instruments to determine the discount rates. In evaluating the expected return on plan assets, we consider many factors, with a primary analysis of current and projected market conditions, asset returns and asset allocations (approximately 70 percent of which are growth investments); and the views of leading financial advisers and economists. We may also review our historical assumptions compared with actual results, as well as the discount rates and expected return on plan assets of other companies, where applicable. In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages.
Financial Statement Impact
If the 2018 discount rate for the U.S. defined benefit pension and retiree health benefit plans (U.S. plans) were to change by a quarter percentage point, income before income taxes would change by $33.7 million. If the 2018 expected return on plan assets for U.S. plans were to change by a quarter percentage point, income before income taxes would change by $25.6 million. If our assumption regarding the 2018 expected age of future retirees for U.S. plans were adjusted by one year, our income before income taxes would be affected by $49.1 million. The U.S. plans, including Puerto Rico, represent approximately 75 percent and 80 percent of the total projected benefit obligation and total plan assets, respectively, at December 31, 2018.
Income Taxes
Background and Uncertainties
We prepare and file tax returns based upon our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities, which may result in future tax, interest, and penalty assessments by these authorities. Inherent uncertainties exist in estimates of many tax positions due to changes in tax law resulting from legislation and regulation as concluded through the various jurisdictions’ tax court systems. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances. For example, adjustments could result from significant amendments to existing tax law, the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of a tax examination. We believe our estimates for uncertain tax positions are appropriate and sufficient to pay assessments that may result from examinations of our tax returns. We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
The 2017 Tax Act was enacted in December 2017 and introduced significant changes to the U.S. corporate income tax system. In accordance with GAAP, our accounting for the effects of the 2017 Tax Act is complete

(refer to "Results of Operations - Executive Overview - Other Matters - Tax Matters" and Note 13 to the consolidated financial statements for further discussion on the 2017 Tax Act). Subsequent to the enactment of the 2017 Tax Act, numerous items of additional guidance were issued, including Notices, Proposed Regulations, and Final Regulations. We expect that further guidance will be issued in 2019 which may change our interpretations of the new tax laws and could materially affect the estimates used to record U.S. federal and state income tax expense.
Financial Statement Impact
As of December 31, 2018, a 5 percent change in the amount of uncertain tax positions and the valuation allowance would result in a change in net income of $74.5 million and $29.8 million, respectively.
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
Financial Statement Impact
As of December 31, 2018, a 5 percent change in the contingent consideration liability would result in a change in income before income taxes of $3.71 million.
LEGAL AND REGULATORY MATTERS
Information relating to certain legal proceedings can be found in Note 15 to the consolidated financial statements and is incorporated here by reference.

FINANCIAL EXPECTATIONS FOR 2019
For the full year of 2019, we expect EPS to be in the range of $4.57 to $4.67, reflecting the anticipated impacts of the Loxo acquisition and the suspension of promotion of Lartruvo. We anticipate that total revenue will be between $25.1 billion and $25.6 billion. Revenue growth is expected to be driven by volume from newer products including Trulicity, Taltz, Basaglar, Jardiance, Verzenio, Cyramza, and Olumiant.
We anticipate that gross margin as a percent of revenue will be approximately 75 percent in 2019. Research and development expenses are expected to be in the range of $5.8 billion to $6.0 billion, reflecting additional expenses associated with the acquisition of Loxo. Marketing, selling, and administrative expenses are expected to be in the range of $6.4 billion to $6.7 billion. Other—net, (income) expense is expected to be expense in the range of $175 million to $325 million, reflecting additional interest expense associated with the acquisition of Loxo.
The 2019 tax rate is expected to be approximately 16.5 percent.
The individual elements of the 2019 financial guidance outlined above include consolidated financial expectations for both our human pharmaceutical business and Elanco.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) at Item 7, “Management’s Discussion and Analysis - Financial Condition.” That information is incorporated in this report by reference.

Item 8.	Financial Statements and Supplementary Data
Consolidated Statements of Operations

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions and shares in thousands, except per-share data)	Year Ended December 31	2018	2017	2016
Revenue		$24,555.7	$22,871.3	$21,222.1
Costs, expenses, and other:
Cost of sales		6,430.0	6,150.8	5,710.1
Research and development		5,307.1	5,357.3	5,310.3
Marketing, selling, and administrative		6,631.8	6,680.1	6,528.0
Acquired in-process research and development (Notes 3)		1,983.9	1,112.6	30.0
Asset impairment, restructuring, and other special charges (Note 5)		482.0	1,673.6	382.5
Other—net, (income) expense (Note 17)		(74.8)	(300.5)	(112.8)
		20,760.0	20,673.9	17,848.1
Income before income taxes		3,795.7	2,197.4	3,374.0
Income taxes (Note 13)		563.7	2,401.5	636.4
Net income (loss)		$3,232.0	$(204.1)	$2,737.6

Earnings (loss) per share:
Basic		$3.14	$(0.19)	$2.59
Diluted		$3.13	$(0.19)	$2.58
Shares used in calculation of earnings (loss) per share:
Basic		1,027,721	1,052,023	1,058,324
Diluted		1,033,667	1,052,023	1,061,825
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions)	Year Ended December 31	2018	2017	2016
Net income (loss)		$3,232.0	$(204.1)	$2,737.6
Other comprehensive income (loss):
Change in foreign currency translation gains (losses)		(440.7)	501.9	(436.4)
Change in net unrealized gains (losses) on securities		(8.8)	(181.3)	303.0
Change in defined benefit pension and retiree health benefit plans (Note 14)		569.4	(576.6)	(512.8)
Change in effective portion of cash flow hedges		(6.0)	27.8	11.7
Other comprehensive income (loss) before income taxes		113.9	(228.2)	(634.5)
Benefit (provision) for income taxes related to other comprehensive income (loss) items		(30.3)	402.7	(10.6)
Other comprehensive income (loss) (Note 16)(1)		83.6	174.5	(645.1)
Comprehensive income (loss)		$3,315.6	$(29.6)	$2,092.5
(1) Other comprehensive income in 2018 consists of $72.6 million of other comprehensive income attributable to controlling interest and $11.0 million of other comprehensive income attributable to noncontrolling interest. Other comprehensive income in 2017 consists of $199.0 million of other comprehensive income attributable to controlling interest and $24.5 million of other comprehensive loss attributable to noncontrolling interest. Other comprehensive loss in 2016 consists of $693.3 million of other comprehensive loss attributable to controlling interest and $48.2 million of other comprehensive income attributable to noncontrolling interest.
See notes to consolidated financial statements.

Consolidated Balance Sheets

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, shares in thousands)	December 31	2018	2017
Assets
Current Assets
Cash and cash equivalents (Note 7)		$7,998.2	$6,536.2
Short-term investments (Note 7)		88.2	1,497.9
Accounts receivable, net of allowances of $32.5 (2018) and $38.7 (2017)		5,246.5	4,546.3
Other receivables		958.4	715.9
Inventories (Note 6)		4,111.8	4,458.3
Prepaid expenses and other		2,146.5	1,447.5
Total current assets		20,549.6	19,202.1
Other Assets
Investments (Note 7)		2,020.7	5,678.8
Goodwill (Note 8)		4,347.5	4,370.1
Other intangibles, net (Note 8)		3,521.0	4,029.2
Deferred tax assets (Note 13)		2,657.7	1,166.4
Sundry		1,892.4	1,707.9
Total other assets		14,439.3	16,952.4
Property and equipment, net (Note 9)		8,919.5	8,826.5
Total assets		$43,908.4	$44,981.0
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt (Note 10)		$1,131.2	$3,706.6
Accounts payable		1,412.3	1,410.7
Employee compensation		1,054.5	997.9
Sales rebates and discounts		5,021.9	4,465.1
Dividends payable		650.8	590.6
Income taxes payable (Note 13)		404.0	532.9
Other current liabilities		2,213.4	2,832.1
Total current liabilities		11,888.1	14,535.9
Other Liabilities
Long-term debt (Note 10)		11,639.7	9,940.5
Accrued retirement benefits (Note 14)		2,911.3	3,513.9
Long-term income taxes payable (Note 13)		3,724.6	3,776.5
Other noncurrent liabilities		2,835.6	1,546.3
Total other liabilities		21,111.2	18,777.2
Commitments and Contingencies (Note 15)
Eli Lilly and Company Shareholders' Equity (Notes 11 and 12)
Common stock—no par value Authorized shares: 3,200,000 Issued shares: 1,057,639 (2018) and 1,100,672 (2017)		661.0	687.9
Additional paid-in capital		6,583.6	5,817.8
Retained earnings		11,395.9	13,894.1
Employee benefit trust		(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 16)		(5,729.2)	(5,718.6)
Cost of common stock in treasury		(69.4)	(75.8)
Total Eli Lilly and Company shareholders' equity		9,828.7	11,592.2
Noncontrolling interests		1,080.4	75.7
Total equity		10,909.1	11,667.9
Total liabilities and equity		$43,908.4	$44,981.0
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

	Equity of Eli Lilly and Company Shareholders
ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Noncontrolling Interest
	Shares	Amount					Shares	Amount
Balance at January 1, 2016	1,106,063	$691.3	$5,552.1	$16,011.8	$(3,013.2)	$(4,580.7)	796	$(90.0)	$19.0
Net income				2,737.6					16.3
Other comprehensive income (loss), net of tax						(693.3)			48.2
Cash dividends declared per share: $2.05				(2,167.6)
Retirement of treasury shares	(7,306)	(4.6)		(535.5)			(7,306)	540.1
Purchase of treasury shares			(60.0)				7,306	(540.1)
Issuance of stock under employee stock plans, net	2,829	1.8	(106.8)				(85)	9.5
Stock-based compensation			255.3
Other									(10.7)
Balance at December 31, 2016	1,101,586	688.5	5,640.6	16,046.3	(3,013.2)	(5,274.0)	711	(80.5)	72.8
Net income (loss)				(204.1)					30.5
Other comprehensive income (loss), net of tax						199.0			(24.5)
Cash dividends declared per share: $2.12				(2,234.6)
Retirement of treasury shares	(4,390)	(2.7)		(357.1)			(4,390)	359.8
Purchase of treasury shares			60.0				4,390	(359.8)
Issuance of stock under employee stock plans, net	3,476	2.1	(164.1)				(47)	4.7
Stock-based compensation			281.3
Reclassification of stranded tax effects (Note 2)				643.6		(643.6)
Other									(3.1)
Balance at December 31, 2017	1,100,672	687.9	5,817.8	13,894.1	(3,013.2)	(5,718.6)	664	(75.8)	75.7
Net income				3,232.0					3.7
Other comprehensive income (loss), net of tax						85.6			(2.0)
Cash dividends declared per share: $2.33				(2,372.0)
Retirement of treasury shares	(45,882)	(28.7)		(4,122.0)			(45,882)	4,150.7
Purchase of treasury shares							45,882	(4,150.7)
Issuance of stock under employee stock plans, net	2,849	1.8	(139.0)				(60)	6.4
Stock-based compensation			279.5
Adoption of new accounting standards (Note 2)				763.8		(105.2)
Sale of Elanco Stock (Note 3)			629.2			9.0			1,017.2
Other			(3.9)						(14.2)
Balance at December 31, 2018	1,057,639	$661.0	$6,583.6	$11,395.9	$(3,013.2)	$(5,729.2)	604	$(69.4)	$1,080.4
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions)	Year Ended December 31	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)		$3,232.0	$(204.1)	$2,737.6
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Depreciation and amortization		1,609.0	1,567.3	1,496.6
Change in deferred income taxes		326.8	(787.9)	439.5
Stock-based compensation expense		279.5	281.3	255.3
Acquired in-process research and development		1,983.9	1,112.6	30.0
Other non-cash operating activities, net		472.0	441.5	376.1
Other changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables—(increase) decrease		(996.7)	(357.0)	(709.4)
Inventories—(increase) decrease		7.8	(253.9)	(328.2)
Other assets—(increase) decrease		(980.0)	(590.1)	(265.5)
Income taxes payable—increase (decrease)		(125.3)	3,489.6	(304.8)
Accounts payable and other liabilities—increase (decrease)		(284.5)	916.3	1,123.8
Net Cash Provided by Operating Activities		5,524.5	5,615.6	4,851.0
Cash Flows from Investing Activities
Purchases of property and equipment		(1,210.6)	(1,076.8)	(1,037.0)
Proceeds from disposals of property and equipment		3.6	40.7	73.4
Proceeds from sales and maturities of short-term investments		2,552.5	4,852.5	1,642.0
Purchases of short-term investments		(112.2)	(3,389.7)	(1,327.4)
Proceeds from sales of noncurrent investments		3,509.5	2,586.0	2,086.0
Purchases of noncurrent investments		(837.9)	(4,611.6)	(4,346.0)
Purchases of in-process research and development		(1,807.6)	(1,086.8)	(55.0)
Cash paid for acquisitions, net of cash acquired (Note 3)		—	(882.1)	(45.0)
Other investing activities, net		(191.3)	(215.8)	(130.1)
Net Cash Provided by (Used for) Investing Activities		1,906.0	(3,783.6)	(3,139.1)
Cash Flows from Financing Activities
Dividends paid		(2,311.8)	(2,192.1)	(2,158.5)
Net change in short-term borrowings		(2,197.9)	1,397.5	1,293.2
Proceeds from issuance of long-term debt		2,477.7	2,232.0	1,206.6
Repayments of long-term debt		(1,009.1)	(630.6)	(0.2)
Purchases of common stock		(4,150.7)	(299.8)	(600.1)
Net proceeds from Elanco initial public offering (Note 3)		1,659.7	—	—
Other financing activities, net		(372.8)	(364.4)	(300.8)
Net Cash Provided by (Used for) Financing Activities		(5,904.9)	142.6	(559.8)
Effect of exchange rate changes on cash and cash equivalents		(63.6)	(20.5)	(236.4)
Net increase in cash and cash equivalents		1,462.0	1,954.1	915.7
Cash and cash equivalents at beginning of year		6,536.2	4,582.1	3,666.4
Cash and Cash Equivalents at End of Year		$7,998.2	$6,536.2	$4,582.1
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
On September 24, 2018, Elanco Animal Health Incorporated (Elanco), one of our subsidiaries, completed its initial public offering (IPO) of 72.3 million shares of its common stock, which represents 19.8 percent of Elanco's outstanding shares, at $24 per share. In addition, Elanco completed a debt offering and entered into a term loan facility during the third quarter of 2018. See Notes 3 and 10 to the consolidated financial statements for additional information.
Certain reclassifications have been made to prior periods in the consolidated financial statements and accompanying notes to conform with the current presentation.
All per-share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis.
Adoption of Revenue Accounting Standard
Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers and other related updates (see Note 2 for additional discussion). The new standard has been applied to contracts for which performance was not substantially complete as of the date of adoption. For those contracts that were modified prior to the date of adoption, we reflected the aggregate effect of those modifications when determining the appropriate accounting under the new standard. We don’t believe the effect of applying this practical expedient resulted in material differences. Revenue presented for periods prior to 2018 was accounted for under previous standards and has not been adjusted. Revenue and net income for 2018 do not differ materially from amounts that would have resulted from application of the previous standards.
The following table summarizes our revenue recognized in our consolidated statements of operations:

	2018	2017	2016
Net product revenue	$22,928.8	$21,671.4	$20,388.4
Collaboration and other revenue(1)	1,626.9	1,199.9	833.7
Revenue	$24,555.7	$22,871.3	$21,222.1
(1) Collaboration and other revenue associated with prior year transfers of intellectual property was $303.2 million, $145.8 million, and $146.1 million during the years ended 2018, 2017, and 2016, respectively.
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements will include our share of profits from the collaboration, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 4 for additional information related to our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue from the Trajenta® and Jardiance® families of products resulting from our collaboration with Boehringer Ingelheim discussed in Note 4. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers.

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

•
The largest of our sales rebate and discount amounts are rebates associated with sales covered by managed care, Medicare, Medicaid, and chargeback contracts in the United States (U.S.) In determining the appropriate accrual amount, we consider our historical rebate payments for these programs by product as a percentage of our historical sales as well as any significant changes in sales trends (e.g., patent expiries and product launches), an evaluation of the current contracts for these programs, the percentage of our products that are sold via these programs, and our product pricing. Although we accrue a liability for rebates related to these programs at the time we record the sale, the rebate related to that sale is typically paid up to six months later. Because of this time lag, in any particular period our rebate adjustments may incorporate revisions of accruals for several periods.

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

Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for the judgments described above during 2018 for product shipped in previous years were approximately 1 percent of revenue.
Disaggregation of Revenue
Our disaggregated revenue is disclosed in Note 18.
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
We have the following amounts recorded for contract liabilities:

	2018	2017
Contract liabilities	$299.3	$335.2
The contract liabilities amount disclosed above as of December 31, 2018 and 2017, are primarily related to:

•	The remaining license period of symbolic intellectual property, and

•	Obligations to supply product for a defined period of time.
Revenue recognized from contract liabilities as of January 1, 2018, during the year ended December 31, 2018 was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.
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
Foreign Currency Translation
Operations in our subsidiaries outside the U.S. are recorded in the functional currency of each subsidiary which is determined by a review of the environment where each subsidiary primarily generates and expends cash. The results of operations for our subsidiaries outside the U.S. are translated from functional currencies into U.S. dollars using the weighted average currency rate for the period. Assets and liabilities are translated using the period end exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries are recorded in other comprehensive income (loss).

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

Application of the new standard to applicable contracts resulted in an increase of approximately $5 million to retained earnings as of January 1, 2018. Disclosures required by the new standard are included in Note 1, Note 4, and Note 18.

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

Upon adoption, we reclassified from accumulated other comprehensive loss the after-tax amount of net unrealized gains resulting in an increase to retained earnings of approximately $105 million. Adoption of this standard did not result in a material change in net income in 2018.

Accounting Standards Update 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
This standard requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of transfer. This standard requires a modified retrospective approach to adoption.

Upon adoption, the cumulative effect of applying the standard resulted in an increase of approximately $700 million to retained earnings, $2.5 billion to deferred tax assets, and $1.8 billion to deferred tax liabilities. Adoption of this standard did not result in a material change in net income in 2018.

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

Upon adoption of this standard, pension and postretirement benefit cost components other than service costs are presented in other–net, (income) expense. The application of the new standard resulted in reclassification to other income of $248.1 million for the year ended December 31, 2017, while increasing cost of sales by $80.6 million, research and development expenses by $75.5 million, and marketing, selling, and administrative expenses by $92.0 million for the same period. The application of the new standard resulted in reclassification to other income of $197.6 million for the year ended December 31, 2016, while increasing cost of sales by $55.2 million, research and development expenses by $66.4 million, and marketing, selling, and administrative expenses by $76.0 million for the same period. We do not expect application of the new standard to have a material impact on an ongoing basis.

We elected to early adopt Accounting Standards Update 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income as of December 31, 2017, which allowed a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (2017 Tax Act - see Note 13). This standard allowed us to reclassify the effect of remeasuring deferred tax liabilities and assets related to items within accumulated other comprehensive loss using the then newly enacted 21 percent federal corporate income tax rate. The provisional effect of this early adoption was a reclassification from accumulated other comprehensive loss, which resulted in an increase to retained earnings of $643.6 million as of December 31, 2017.
The following table provides a brief description of the accounting standard that had not yet been adopted as of December 31, 2018:

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
This standard was effective January 1, 2019, and we adopted on that date.
We expect to record a right-of-use asset and lease liability for operating leases of approximately $650 million on our consolidated balance sheet as of January 1, 2019. Our accounting for capital leases will remain substantially unchanged. This standard will not have a material impact on our consolidated statement of operations.

Note 3: Divestiture and Acquisitions
Divestiture
Formation of Elanco and Initial Public Offering
On September 24, 2018, Elanco completed the IPO resulting in the issuance of 72.3 million shares of its common stock, which represents 19.8 percent of Elanco's outstanding shares, at $24 per share. Elanco shares began trading on the New York Stock Exchange under the symbol "ELAN" in September 2018.
In connection with the completion of the IPO, through a series of equity and other transactions, we transferred to Elanco the animal health businesses that form its business going forward. In exchange, Elanco transferred to us, or will transfer to us, consideration of approximately $4.2 billion, which consists primarily of the net proceeds from the IPO, the net proceeds from the debt offering completed by Elanco in August 2018, and the term loan facility entered into by Elanco during the period (see Note 10). The consideration that we receive is intended to be used for debt repayment, dividends, and/or share repurchases. The excess of the net proceeds from the IPO over the net book value of our divested interest was $629.2 million and was recorded in additional paid-in capital. Of our consolidated cash and cash equivalents as of December 31, 2018, approximately $475 million is retained by Elanco for working capital purposes.
We continue to consolidate Elanco, as we retain control over Elanco. The earnings attributable to the divested, noncontrolling interest for the period from the IPO until December 31, 2018 were not material. As of December 31, 2018, the noncontrolling interest of $1.02 billion associated with Elanco is reflected in noncontrolling interests in the consolidated balance sheet.
We have announced our intent to divest our remaining 293,290,000 shares of Elanco common stock through an exchange offer and on February 8, 2019, Elanco filed a registration statement on Form S-4 with the SEC. In the exchange offer, our shareholders can exchange all, some, or none of their shares of our common stock for shares of Elanco common stock owned by us, subject to the specific terms and conditions of the offer described in Elanco's registration statement. The completion of the exchange offer is subject to certain conditions, including at least 146,645,000 shares of Elanco common stock being distributed in exchange for shares of our common stock validly tendered in the exchange offer, and the receipt of an opinion of counsel that the exchange offer will qualify for tax-free treatment to us and our participating shareholders. However, the conditions of the exchange offer may not be satisfied; we may exchange less than our entire interest in Elanco; or we may decide to waive one or more of these conditions, to the extent legally permissible, and consummate the exchange offer even if all of the conditions are not satisfied. If the exchange offer is not fully subscribed, we intend, from time to time, to complete subsequent exchange offers and/or pro rata spin-off of our remaining interest in Elanco.
Acquisitions
During 2017, we completed the acquisition of Boehringer Ingelheim Vetmedica, Inc.'s U.S. feline, canine, and rabies vaccine portfolio and other related assets (BIVIVP). This transaction, as further discussed in this note below in Acquisitions of Businesses was accounted for as a business combination under the acquisition method of accounting. We also had an immaterial acquisition of a business in 2016. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of this acquisition have been included in our consolidated financial statements from the date of acquisition.
In addition to the acquisition of BIVIVP, we acquired assets in development in 2018, 2017, and 2016 which are further discussed in this note below in Asset Acquisitions. Upon acquisition, the acquired IPR&D charges related to these products were immediately expensed because the products had no alternative future use. For the years ended December 31, 2018, 2017, and 2016, we recorded acquired IPR&D charges of $1.98 billion, $1.11 billion, and $30.0 million, respectively. The acquired IPR&D charges in 2018 were primarily related to the acquisition of ARMO Biosciences, Inc. (ARMO). Substantially all of the value of ARMO was related to pegilodecakin, its only significant asset.

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
Subsequent Event - Loxo Oncology, Inc. (Loxo) Acquisition
Overview of transaction
On February 15, 2019, we acquired Loxo for a purchase price of $235 per share, or approximately $8 billion. Under the terms of the agreement, we acquired a pipeline of highly selective potential medicines for patients with genomically defined cancers. Loxo's pipeline includes LOXO-292, an oral RET inhibitor being studied across multiple tumor types, which recently was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration. The accounting impact of this acquisition and the results of the operations for Loxo will be included in our consolidated financial statements beginning in the first quarter of 2019.
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

Asset Acquisitions
The following table and narrative summarize our asset acquisitions during 2018, 2017, and 2016.

Counterparty	Compound(s),Therapy, or Asset	Acquisition Month	Phase of Development(1)	Acquired IPR&D Expense
Sigilon Therapeutics	Encapsulated cell therapies for the potential treatment of type 1 diabetes	April 2018	Pre-clinical	$66.9
AurKa Pharma, Inc.	AK-01, an Aurora kinase A inhibitor	June 2018	Phase I	81.8
ARMO	Cancer therapy - pegilodecakin	June 2018	Phase III	1,475.8
Anima Biotech	Translation inhibitors for selected neuroscience targets	July 2018	Pre-clinical	30.0
SIGA Technologies, Inc.	Priority Review Voucher	October 2018	Not applicable	80.0
Chugai Pharmaceutical Company	OWL833, an oral non-peptidic GLP-1 receptor agonist	October 2018	Pre-clinical	50.0
NextCure, Inc.	Immuno-oncology cancer therapies	November 2018	Pre-clinical	28.1
Dicerna Pharmaceuticals	Cardio-metabolic disease, neurodegeneration, and pain	December 2018	Pre-clinical	148.7
Hydra Biosciences	TRPA1 antagonists program for the potential treatment of chronic pain syndromes	December 2018	Pre-clinical	22.6

CoLucid Pharmaceuticals, Inc. (CoLucid)	Oral therapy for the acute treatment of migraine - lasmiditan	March 2017	Phase III	857.6
KeyBioscience AG	Multiple molecules for treatment of metabolic disorders	July 2017	Phase II	55.0
Nektar Therapeutics	Immunological therapy - NKTR-358	August 2017	Phase I	150.0
CureVac AG	Cancer vaccines	November 2017	Pre-clinical	50.0

AstraZeneca	Antibody selective for amyloid-beta 42 (Aβ42) - MEDI1814	December 2016	Phase I	30.0
(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.
In connection with these arrangements, our partners may be entitled to future royalties and/or commercial milestones based on sales should products be approved for commercialization and/or milestones based on the successful progress of compounds through the development process.
Subsequent Event - AC Immune SA
In January 2019, we entered into a license and collaboration agreement with AC Immune SA for the discovery and development of tau aggregation inhibitor small molecules for the potential treatment of Alzheimer's disease and other neurodegenerative diseases. Under terms of the agreement, we paid an upfront fee of CHF80.0 million and we will pay $50.0 million in exchange for a note, convertible to equity at a premium. As a result of this transaction, we will record an acquired IPR&D expense of $96.9 million in the first quarter of 2019.

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
The table below summarizes significant milestones (deferred) capitalized for the compounds included in this collaboration:

Product Family	Milestones (Deferred) Capitalized(1)
	Year	Amount
Trajenta(2)	Cumulative(4)	$446.4
Jardiance(3)	Cumulative(4)	289.0
Basaglar	2018	—
	2017	—
	2016	(187.5)
	Cumulative(4)	(250.0)
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
(4) The cumulative amount represents the total amounts that have been (deferred) or capitalized from the start of this collaboration through the end of the reporting period.
In the most significant markets, we and Boehringer Ingelheim share equally the ongoing development costs, commercialization costs, and agreed upon gross margin for any product resulting from the collaboration. We record our portion of the gross margin associated with Boehringer Ingelheim's products as collaboration and other revenue. We record our sales of Basaglar to third parties as net product revenue with the payments made to Boehringer Ingelheim for their portion of the gross margin recorded as cost of sales. For all compounds under this collaboration, we record our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. Each company is entitled to potential performance payments depending on the sales of the molecules it contributes to the collaboration. These performance payments result in the owner of the molecule retaining a greater share of the agreed upon gross margin of that product. Subject to achieving these thresholds, in a given period, our reported revenue for Trajenta and Jardiance may be reduced by any performance payments we make related to these products. Similarly, performance payments we may receive related to Basaglar effectively reduce Boehringer Ingelheim's share of the gross margin, which reduces our cost of sales.

The following table summarizes our collaboration and other revenue recognized with respect to the Trajenta and Jardiance families of products and net product revenue recognized with respect to Basaglar:

	2018	2017	2016
Basaglar	$801.2	$432.1	$86.1
Jardiance	658.3	447.5	201.9
Trajenta	574.7	537.9	436.6
Erbitux®
We have several collaborations with respect to Erbitux. The most significant collaborations are or, where applicable, were in Japan, and prior to the transfer of commercialization rights in the fourth quarter of 2015, the U.S. and Canada (Bristol-Myers Squibb Company); and worldwide except the U.S. and Canada (Merck KGaA). Certain rights to Erbitux outside the U.S. and Canada (North America) will remain with Merck KGaA (Merck) upon expiration of that agreement.
The following table summarizes our revenue recognized with respect to Erbitux:

	2018	2017	2016
Net product revenue	$536.1	$548.2	$587.0
Collaboration and other revenue	99.2	97.7	100.0
Revenue	$635.3	$645.9	$687.0
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
Merck KGaA
A development and license agreement granted Merck exclusive rights to market Erbitux outside of North America until December 2018. A separate agreement grants co-exclusive rights among Merck, BMS, and us in Japan and expires in 2032. This agreement was amended in 2015 to grant Merck exclusive commercialization rights in Japan but did not result in any other changes to our rights.
Merck manufactures Erbitux for supply in its territory, including Japan. We receive a royalty on the sales of Erbitux outside of North America, which is included in collaboration and other revenue as the underlying sales occur. Royalties due to third parties are recorded as a reduction of collaboration and other revenue, net of any royalty reimbursements due from third parties.
Olumiant®
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte) which provides us the development and commercialization rights to its Janus tyrosine kinase (JAK) inhibitor compound, now known as Olumiant, and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent if the product is successfully commercialized. The agreement provides Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. Incyte exercised its option to co-develop Olumiant in rheumatoid arthritis in 2010 and psoriatic arthritis, atopic dermatitis, alopecia areata, and systemic lupus erythematosus (SLE) in 2017. The agreement calls for payments by us to Incyte associated with certain development, success-based regulatory, and sales-based milestones. The following table summarizes our milestones achieved:

Year	Event	Classification	Amount
2018	Regulatory approval in the U.S.	Intangible asset	$100.0
	Began Phase III testing for SLE	R&D Expense	20.0
2017	Regulatory approval in Europe	Intangible asset	65.0
	Regulatory approval in Japan	Intangible asset	15.0
	Began Phase III testing for atopic dermatitis	R&D expense	30.0
2016	Regulatory submissions in the U.S. and Europe	R&D expense	55.0
As of December 31, 2018, Incyte is eligible to receive up to $130.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
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
The following table summarizes our revenue recognized with respect to Effient:

	2018	2017	2016
Revenue	$122.2	$388.9	$535.2
Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain, chronic low back pain and cancer pain. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. As of December 31, 2018, Pfizer is eligible to receive up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated statements of operations are described below:

	2018	2017	2016
Severance:
Human pharmaceutical products	$127.8	$601.0	$85.9
Animal health products	14.8	96.4	40.8
Total severance	142.6	697.4	126.7
Pension and post-retirement medical charges associated with U.S. voluntary early retirement program (see Note 14):
Human pharmaceutical products	—	446.7	—
Animal health products	—	67.0	—
Total pension and post-retirement medical charges associated with U.S. voluntary early retirement program	—	513.7	—
Asset impairment (gains from facility sales) and other special charges:
Human pharmaceutical products	46.0	81.7	(13.0)
Animal health products	293.4	380.8	268.8
Total asset impairment and other special charges	339.4	462.5	255.8
Total asset impairment, restructuring, and other special charges	$482.0	$1,673.6	$382.5
Severance costs recognized during the years ended December 31, 2018, 2017 and 2016 were incurred as a result of actions taken to reduce our cost structure. Severance costs recognized in 2017 were associated with the U.S. voluntary early retirement program. During 2017, severance costs recognized in the U.S. and outside the U.S. were $412.5 million and $284.9 million, respectively. Substantially all of the severance costs incurred in 2016 and 2017 have been paid. Of the severance costs incurred during the year ended December 31, 2018, approximately half will be paid in 2019 and half will be paid in 2020.
Asset impairment and other special charges recognized during the year ended December 31, 2018 resulted primarily from asset impairment and other special charges related to the sale of the Posilac® (rbST) brand and the associated Augusta, Georgia manufacturing site, as well as the decision to suspend commercialization of Imrestor®, an animal health product. We also incurred expenses associated with the IPO and separation of Elanco.
Asset impairment and other special charges related to animal health products recognized during the year ended December 31, 2017 resulted primarily from asset impairments related to lower projected revenue for Posilac (rbST). The assets associated with Posilac (rbST) were written down to their fair values, which were determined based upon a discounted cash flow valuation. Impairment charges were recorded for the associated fixed assets and intangible asset of $151.5 million and $50.0 million, respectively. In addition, we incurred approximately $43.4 million of costs associated with the temporary shut down of our Puerto Rico facility following Hurricane Maria. The remaining asset impairment and other special charges recognized in 2017 and 2016 were primarily related to integration costs and asset impairments due to product rationalizations and site closures resulting from our acquisition and integration of Novartis Animal Health, including the closure of a manufacturing facility in Ireland in 2016 (refer to Note 8 for further detail relating to intangible asset impairments).

Note 6: Inventories
We use the last-in, first-out (LIFO) method for the majority of our inventories located in the continental U.S. Other inventories are valued by the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost. Inventories measured using LIFO must be valued at the lower of cost or market. Inventories measured using FIFO must be valued at the lower of cost or net realizable value.
Inventories at December 31 consisted of the following:

	2018	2017
Finished products	$988.1	$1,211.4
Work in process	2,628.2	2,697.7
Raw materials and supplies	506.5	488.8
Total (approximates replacement cost)	4,122.8	4,397.9
Increase (reduction) to LIFO cost	(11.0)	60.4
Inventories	$4,111.8	$4,458.3
Inventories valued under the LIFO method comprised $1.57 billion and $1.56 billion of total inventories at December 31, 2018 and 2017, respectively.
Note 7: Financial Instruments
Financial instruments that potentially subject us to credit risk consist principally of trade receivables and interest-bearing investments. Wholesale distributors of life-science products account for a substantial portion of our trade receivables; collateral is generally not required. We seek to mitigate the risk associated with this concentration through our ongoing credit-review procedures and insurance. A large portion of our cash is held by a few major financial institutions. We monitor our exposures with these institutions and do not expect any of these institutions to fail to meet their obligations. Major financial institutions represent the largest component of our investments in corporate debt securities. In accordance with documented corporate risk-management policies, we monitor the amount of credit exposure to any one financial institution or corporate issuer. We are exposed to credit-related losses in the event of nonperformance by counterparties to risk-management instruments but do not expect any counterparties to fail to meet their obligations given their high credit ratings.
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

For derivative instruments that are designated and qualify as fair value hedges, the derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective losses and gains recognized on the underlying exposure. For derivative instruments that are designated and qualify as cash flow hedges, gains and losses are reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period the hedged transaction affects earnings. For derivative and non-derivative instruments that are designated and qualify as net investment hedges, the foreign currency translation gains or losses due to spot rate fluctuations are reported as a component of accumulated other comprehensive loss. Derivative contracts that are not designated as hedging instruments are recorded at fair value with the gain or loss recognized in earnings during the period of change.
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At December 31, 2018, we had outstanding foreign currency forward commitments to purchase 785.5 million U.S. dollars and sell 685.3 million euro; commitments to purchase 2.05 billion euro and sell 2.35 billion U.S. dollars; commitments to purchase 435.1 million U.S. dollars and sell 48.85 billion Japanese yen, commitments to purchase 255.6 million Swiss francs and sell 259.7 million U.S. dollars, commitments to purchase 388.3 million U.S. dollars and sell 306.7 million British pounds, and commitments to purchase 354.0 million British pounds and sell 448.1 million U.S. dollars which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $3.40 billion and $3.70 billion as of December 31, 2018 and 2017, respectively, of which $2.65 billion and $3.70 billion have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated and Swiss franc-denominated foreign operations as of December 31, 2018 and 2017, respectively. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated floating rate debt to foreign-denominated floating rate debt, have also been designated as, and are effective as, economic hedges of net investments. At December 31, 2018, we had outstanding cross currency swaps with notional amounts of $2.46 billion swapping U.S. dollars to euro and $350.0 million swapping U.S. dollars to British pounds, which all will settle within 12 months.
In the normal course of business, our operations are exposed to fluctuations in interest rates which can vary the costs of financing, investing, and operating. We seek to address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. Our primary interest-rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest-rate exposures, we strive to achieve an acceptable balance between fixed- and floating-rate debt and investment positions and may enter into interest rate swaps or collars to help maintain that balance.
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated statements of cash flows. At December 31, 2018, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 20 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
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

	2018	2017	2016
Fair value hedges:
Effect from hedged fixed-rate debt	$(40.9)	$(14.1)	$(30.8)
Effect from interest rate contracts	40.9	14.1	30.8
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	14.8	14.8	15.0
Net losses on foreign currency exchange contracts not designated as hedging instruments	100.0	97.9	78.8
Total	$114.8	$112.7	$93.8
During the years ended December 31, 2018, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness were not material.
During the years ended December 31, 2017, and 2016, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	2018	2017	2016
Net investment hedges:
Foreign currency-denominated notes	$110.4	$(361.5)	$137.5
Cross-currency interest rate swaps	96.8	(126.6)	32.5
Foreign currency exchange contracts	5.7	—	31.9
Cash flow hedges:
Forward-starting interest rate swaps	—	13.0	(3.4)
During the next 12 months, we expect to reclassify $15.0 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the year ended December 31, 2018, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) was not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at December 31 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
Description	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2018
Cash equivalents	$5,752.2	$5,752.2	$5,752.2	$—	$—	$5,752.2
Short-term investments:
U.S. government and agency securities	$16.9	$17.1	$16.9	$—	$—	$16.9
Corporate debt securities	62.2	62.6	—	62.2	—	62.2
Asset-backed securities	7.6	7.7	—	7.6	—	7.6
Other securities	1.5	1.5	—	1.5	—	1.5
Short-term investments	$88.2
Noncurrent investments:
U.S. government and agency securities	$149.1	$153.6	$149.1	$—	$—	$149.1
Corporate debt securities	568.0	587.8	—	568.0	—	568.0
Mortgage-backed securities	111.4	114.5	—	111.4	—	111.4
Asset-backed securities	27.7	27.9	—	27.7	—	27.7
Other securities	87.8	29.7	—	—	87.8	87.8
Marketable equity securities	357.5	238.3	357.5	—	—	357.5
Equity investments without readily determinable fair values(2)	414.7
Equity method investments(2)	304.5
Noncurrent investments	$2,020.7

December 31, 2017
Cash equivalents	$4,763.9	$4,763.9	$4,712.4	$51.5	$—	$4,763.9
Short-term investments:
U.S. government and agency securities	$217.8	$218.2	$217.8	$—	$—	$217.8
Corporate debt securities	1,182.3	1,183.2	—	1,182.3	—	1,182.3
Asset-backed securities	94.2	94.3	—	94.2	—	94.2
Other securities	3.6	3.6	—	3.6	—	3.6
Short-term investments	$1,497.9
Noncurrent investments:
U.S. government and agency securities	$360.0	$365.0	$360.0	$—	$—	$360.0
Corporate debt securities	3,464.3	3,473.5	—	3,464.3	—	3,464.3
Mortgage-backed securities	202.4	204.2	—	202.4	—	202.4
Asset-backed securities	653.9	656.0	—	653.9	—	653.9
Other securities	132.1	66.4	—	—	132.1	132.1
Marketable equity securities	281.3	131.0	281.3	—	—	281.3
Cost and equity method investments(2)	584.8
Noncurrent investments	$5,678.8
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments, investments accounted for under the measurement alternative for equity investments, and cost method investments that do not have readily determinable fair values.

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
December 31, 2018	$(498.9)	$—	$(497.6)	$—	$(497.6)
December 31, 2017	(2,696.8)	—	(2,690.6)	—	(2,690.6)

Long-term debt, including current portion
December 31, 2018	$(12,272.0)	$—	$(12,461.7)	$—	$(12,461.7)
December 31, 2017	(10,950.3)	—	(11,529.9)	—	(11,529.9)

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2018
Risk-management instruments
Interest rate contracts designated as fair value hedges:
Sundry	$4.5	$—	$4.5	$—	$4.5
Other current liabilities	(22.3)	—	(22.3)	—	(22.3)
Other noncurrent liabilities	(19.0)	—	(19.0)	—	(19.0)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	69.2	—	69.2	—	69.2
Sundry	8.2	—	8.2	—	8.2
Other current liabilities	(9.2)	—	(9.2)	—	(9.2)
Other noncurrent liabilities	(25.8)	—	(25.8)	—	(25.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	11.3	—	11.3	—	11.3
Other current liabilities	(16.3)	—	(16.3)	—	(16.3)
Contingent consideration liabilities:
Other current liabilities	(5.1)	—	—	(5.1)	(5.1)
Other noncurrent liabilities	(69.0)	—	—	(69.0)	(69.0)

December 31, 2017
Risk-management instruments
Interest rate contracts designated as fair value hedges:
Other receivables	$0.8	$—	$0.8	$—	$0.8
Sundry	35.1	—	35.1	—	35.1
Other current liabilities	(0.2)	—	(0.2)	—	(0.2)
Other noncurrent liabilities	(10.5)	—	(10.5)	—	(10.5)
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(33.4)	—	(33.4)	—	(33.4)
Other noncurrent liabilities	(26.0)	—	(26.0)	—	(26.0)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	26.8	—	26.8	—	26.8
Other current liabilities	(36.0)	—	(36.0)	—	(36.0)
Contingent consideration liabilities:
Other current liabilities	(208.0)	—	—	(208.0)	(208.0)
Other noncurrent liabilities	(45.2)	—	—	(45.2)	(45.2)
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
Contingent consideration liabilities were recorded at fair value and were estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant view for net sales and an estimated discount rate. The decrease in the fair value of the contingent consideration liabilities during the years ended December 31, 2018 and 2017 was due primarily to cash payments of $215.9 million and $203.9 million, which primarily related to Erbitux (see Note 4). The change in the fair value of the contingent consideration liabilities recognized in earnings during the years ended December 31, 2018, 2017, and 2016 due to changes in time value of money was not material.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of December 31, 2018:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$943.0	$86.8	$604.8	$97.0	$154.4
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	2018	2017
Unrealized gross gains	$0.8	$184.7
Unrealized gross losses	29.0	47.5
Fair value of securities in an unrealized gain position	84.3	1,434.2
Fair value of securities in an unrealized loss position	858.6	4,692.8
The unrealized losses (pretax) recognized in our consolidated statement of operations for equity securities held as of December 31, 2018 was $20.1 million.
We periodically assess our investment in available-for-sale securities for other-than-temporary impairment losses. There were no other-than-temporary impairment losses recognized in 2018 or 2017. Other-than-temporary impairment losses recognized during the year ended December 31, 2016 totaled $53.0 million. Other-than-temporary impairment losses recognized during 2016 related primarily to our cost and equity method investments.
We periodically assess our investments in equity securities other than public equity securities for impairment losses. Impairment losses recognized on these equity securities in 2018 were immaterial.
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
As of December 31, 2018, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 55 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of December 31, 2018, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.

Activity related to our investment portfolio, substantially all of which related to equity and available-for-sale securities, was as follows:

	2018	2017	2016
Proceeds from sales	$5,668.0	$5,769.3	$3,240.5
Realized gross gains on sales	11.8	176.0	30.7
Realized gross losses on sales	51.3	5.8	14.6
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Adjustments recorded to our equity investments without readily determinable fair values are based upon changes in the equity instrument's value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon the impairment considerations mentioned above. Adjustments recorded during 2018 were not material.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $696.2 million and $723.2 million of accounts receivable as of December 31, 2018 and 2017, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated results of operations for the years ended December 31, 2018, 2017, and 2016 were not material.

Note 8: Goodwill and Other Intangibles
Goodwill
Goodwill by segment at December 31 was as follows:

	2018	2017
Human pharmaceutical products	$1,366.6	$1,366.8
Animal health	2,980.9	3,003.3
Total goodwill	$4,347.5	$4,370.1
Goodwill results from excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually and when impairment indicators are present. When required, a comparison of the fair value of the reporting unit to its carrying amount including goodwill is used to determine the amount of any impairment. The change in goodwill is the result of disposal of businesses and foreign exchange translation adjustments.
No impairments occurred with respect to the carrying value of goodwill for the years ended December 31, 2018, 2017, and 2016.
Other Intangibles
The components of intangible assets other than goodwill at December 31 were as follows:

	2018			2017
Description	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Finite-lived intangible assets:
Marketed products	$5,270.7	$(1,848.2)	$3,422.5	$7,682.0	$(3,851.1)	$3,830.9
Other	142.6	(63.7)	78.9	171.2	(70.1)	101.1
Total finite-lived intangible assets	5,413.3	(1,911.9)	3,501.4	7,853.2	(3,921.2)	3,932.0
Indefinite-lived intangible assets:
Acquired in-process research and development	19.6	—	19.6	97.2	—	97.2
Other intangibles	$5,432.9	$(1,911.9)	$3,521.0	$7,950.4	$(3,921.2)	$4,029.2
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
See Note 4 for additional discussion of recent capitalized milestone payments.
Other indefinite-lived intangible assets are reviewed for impairment at least annually and when impairment indicators are present. Finite-lived intangible assets are reviewed for impairment when an indicator of impairment is present. When required, a comparison of fair value to the carrying amount of assets is performed to determine the amount of any impairment. When determining the fair value of indefinite-lived acquired IPR&D as well as the fair value of finite-lived intangible assets for impairment testing purposes, we utilize the "income method" discussed above. During 2018, we had animal health intangible impairment charges of $68.9 million (comprised of a $55.9 million impairment of finite-lived intangible assets and a $13.0 million impairment of indefinite-lived intangible assets) which were recorded in asset impairment, restructuring and other special charges on the consolidated statements of operations. These impairments were primarily related to the sale of the Posilac (rbST) brand and competitive pressures for certain companion animal products resulting in a reduction of revenue. During 2017, we had animal health intangible impairment charges of $135.5 million (comprised of a $97.5 million impairment of finite-lived intangible assets and a $38.0 million impairment of indefinite-lived intangible assets) which were recorded in asset impairment, restructuring and other special charges on the consolidated statements of operations. These impairments were related to competitive pressures for certain companion animal products resulting in a reduction of revenue, as well as lower projected revenue for Posilac (rbST). No material impairments occurred with respect to the carrying value of other intangible assets for the year ended December 31, 2016.
Intangible assets with finite lives are capitalized and are amortized over their estimated useful lives, ranging from three to 20 years. As of December 31, 2018, the remaining weighted-average amortization period for finite-lived intangible assets was approximately 12 years.
Amortization expense related to finite-lived intangible assets was as follows:

	2018	2017	2016
Amortization expense	$558.7	$683.4	$687.9
The estimated amortization expense for each of the next five years associated with our finite-lived intangible assets as of December 31, 2018 is as follows:

	2019	2020	2021	2022	2023
Estimated amortization expense	$343.3	$342.3	$339.6	$329.8	$318.4
Amortization expense is included in either cost of sales, marketing, selling, and administrative or research and development depending on the nature of the intangible asset being amortized.

Note 9: Property and Equipment
Property and equipment is stated on the basis of cost. Provisions for depreciation of buildings and equipment are computed generally by the straight-line method at rates based on their estimated useful lives (12 to 50 years for buildings and three to 25 years for equipment). We review the carrying value of long-lived assets for potential impairment on a periodic basis and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment is determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value, and the cost basis is adjusted.
At December 31, property and equipment consisted of the following:

	2018	2017
Land	$193.1	$192.7
Buildings	7,683.8	7,425.6
Equipment	8,817.4	8,689.0
Construction in progress	1,769.7	1,783.8
	18,464.0	18,091.1
Less accumulated depreciation	(9,544.5)	(9,264.6)
Property and equipment, net	$8,919.5	$8,826.5
Depreciation expense related to property and equipment and rental expense for all leases, including contingent rentals (not material), was as follows:

	2018	2017	2016
Depreciation expense	$879.6	$763.1	$716.2
Rental expense	223.2	224.5	221.0
The future minimum rental commitments under non-cancelable operating leases are as follows:

	2019	2020	2021	2022	2023	After 2023
Lease commitments	$155.8	$128.0	$89.0	$74.7	$58.2	$299.5
Capitalized interest costs were not material for the years ended December 31, 2018, 2017, and 2016.
Assets under capital leases included in property and equipment, net on the consolidated balance sheets, capital lease obligations entered into, and future minimum rental commitments are not material.

Note 10: Borrowings
Debt at December 31 consisted of the following:

	2018	2017
Short-term commercial paper borrowings	$498.9	$2,696.8
0.15 to 7.13 percent long-term notes (due 2019-2047)	11,640.8	10,756.7
Other long-term debt	503.1	13.6
Unamortized debt issuance costs	(49.1)	(49.0)
Fair value adjustment on hedged long-term notes	177.2	229.0
Total debt	12,770.9	13,647.1
Less current portion	(1,131.2)	(3,706.6)
Long-term debt	$11,639.7	$9,940.5
The weighted-average effective borrowing rate on outstanding commercial paper at December 31, 2018 was 2.36 percent.
At December 31, 2018, we had a total of $6.17 billion of unused committed bank credit facilities, which consisted primarily of a $3.00 billion credit facility that expires in December 2023 and a $2.00 billion 364-day facility that expires in December 2019, both of which are available to support our commercial paper program. We have not drawn against the $3.00 billion and $2.00 billion facilities. Of the remaining facilities, there was $25.9 million outstanding under the revolving credit facilities as of December 31, 2018, and $6.0 million was outstanding under these facilities as of December 31, 2017. Compensating balances and commitment fees are not material, and there are no conditions that are probable of occurring under which the lines may be withdrawn.
In August 2018, our subsidiary, Elanco, issued $2.00 billion of senior notes in a private placement. The senior notes are comprised of $500.0 million of 3.91 percent senior notes due in August 2021, $750.0 million of 4.27 percent senior notes due in August 2023, and $750.0 million of 4.90 percent senior notes due in August 2028. Interest is to be paid semi-annually and the interest rate payable on each series of senior notes is subject to adjustment if certain bond rating agencies downgrade, or subsequently upgrade, their ratings on the respective series of senior notes.
The indenture that governs the Elanco senior notes contains covenants, including limitations on the ability of Elanco and certain Elanco subsidiaries to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on Elanco's ability to consolidate, merge or sell substantially all of their assets, in addition to other customary terms. Elanco was in compliance with all such covenants under the indentures governing the senior notes as of December 31, 2018.
Elanco has entered into an agreement that requires it to use commercially reasonable efforts to cause a registration statement to become effective with the SEC by August 28, 2019, relating to an offer to exchange the senior notes for registered senior notes having substantially identical terms, or in certain cases, to register the senior notes for resale. If they do not register or exchange the senior notes pursuant to the terms of the registration rights agreement, they will be required to pay additional interest to the holders of the senior notes under certain circumstances.
In September 2018, Elanco entered into a revolving credit agreement with a syndicate of banks providing for a five-year $750.0 million senior revolving credit facility (Revolving Facility). The Revolving Facility bears interest at a variable rate plus specified margin as defined in the agreement and is payable quarterly. There were no borrowings outstanding under the Revolving Facility at December 31, 2018. The Revolving Facility is payable in full at the end of the term.
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
The Credit Facilities are subject to various financial and other covenants including restrictions on Elanco's level of borrowings based on their consolidated leverage ratio and their consolidated interest coverage ratio. Elanco was in compliance with all such covenants as of December 31, 2018.
The aggregate net proceeds of the senior notes and Term Facility were $2.48 billion. See Note 3 for a discussion of the use of the proceeds of the debt offerings as part of the formation of Elanco and its IPO.

In May 2017, we issued $750.0 million of 2.35 percent fixed-rate notes due in May 2022, $750.0 million of 3.10 percent fixed-rate notes due in May 2027, and $750.0 million of 3.95 percent fixed-rate notes due in May 2047, with interest to be paid semi-annually. We are using the net proceeds of $2.23 billion from the sale of these notes for general corporate purposes, which included the repayment of notes due in 2018 and may include the repayment of notes due in 2019. Prior to such uses, we may temporarily invest the net proceeds in investment securities.
The aggregate amounts of maturities on long-term debt for the next five years are as follows:

	2019	2020	2021	2022	2023
Maturities on long-term debt	$634.5	$33.5	$942.3	$1,439.0	$750.3
We have converted approximately 20 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps. The weighted-average effective borrowing rates based on long-term debt obligations and interest rates at December 31, 2018 and 2017, including the effects of interest rate swaps for hedged debt obligations, were 3.36 percent and 2.65 percent, respectively.
The aggregate amount of cash payments for interest on borrowings, net of capitalized interest, are as follows:

	2018	2017	2016
Cash payments for interest on borrowings	$223.8	$192.7	$146.4
In accordance with the requirements of derivatives and hedging guidance, the portion of our fixed-rate debt obligations that is hedged as a fair value hedge is reflected in the consolidated balance sheets as an amount equal to the sum of the debt’s carrying value plus the fair value adjustment representing changes in fair value of the hedged debt attributable to movements in market interest rates subsequent to the inception of the hedge.
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
Stock-based compensation expense and the related tax benefits were as follows:

	2018	2017	2016
Stock-based compensation expense	$279.5	$281.3	$255.3
Tax benefit	58.7	70.5	89.4
At December 31, 2018, stock-based compensation awards may be granted under the 2002 Lilly Stock Plan for not more than 53.3 million additional shares.
Performance Award Program
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain pre-established earnings-per-share targets over a two-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement period. The fair values of PAs granted for the years ended December 31, 2018, 2017, and 2016 were $71.63, $73.54, and $72.00, respectively. The number of shares ultimately issued for the PA program is dependent upon the EPS achieved during the vesting period. Pursuant to this program, approximately 0.9 million shares, 1.3 million shares, and 0.5 million shares were issued during the years ended December 31, 2018, 2017, and 2016, respectively. Approximately 1.2 million shares are expected to be issued in 2019. As of December 31, 2018, the total remaining unrecognized compensation cost related to nonvested PAs was $63.7 million, which will be amortized over the weighted-average remaining requisite service period of 12 months.

Shareholder Value Award Program
SVAs are granted to officers and management and are payable in shares of our common stock. The number of shares actually issued, if any, varies depending on our stock price at the end of the three-year vesting period compared to pre-established target stock prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model are based on implied volatilities from traded options on our stock, historical volatility of our stock price, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair values of the SVA units granted during the years ended December 31, 2018, 2017, and 2016 were $48.51, $66.25, and $48.68, respectively, determined using the following assumptions:

(Percents)	2018	2017	2016
Expected dividend yield	2.50%	2.50%	2.00%
Risk-free interest rate	2.31	1.38	0.92
Volatility	22.26	22.91	21.68
Pursuant to this program, approximately 0.7 million shares, 1.1 million shares, and 1.0 million shares were issued during the years ended December 31, 2018, 2017, and 2016, respectively. Approximately 1.0 million shares are expected to be issued in 2019. As of December 31, 2018, the total remaining unrecognized compensation cost related to nonvested SVAs was $55.7 million, which will be amortized over the weighted-average remaining requisite service period of 20 months.
Restricted Stock Units
RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, typically three years. The fair values of RSU awards granted during the years ended December 31, 2018, 2017, and 2016 were $70.95, $72.47, and $71.46, respectively. The number of shares ultimately issued for the RSU program remains constant with the exception of forfeitures. Pursuant to this program, 1.3 million, 1.4 million, and 1.3 million shares were granted and approximately 1.0 million, 0.9 million, and 0.6 million shares were issued during the years ended December 31, 2018, 2017, and 2016, respectively. Approximately 0.8 million shares are expected to be issued in 2019. As of December 31, 2018, the total remaining unrecognized compensation cost related to nonvested RSUs was $112.2 million, which will be amortized over the weighted-average remaining requisite service period of 21 months.
Note 12: Shareholders' Equity
During 2018, 2017, and 2016, we repurchased $4.15 billion, $359.8 million and $540.1 million, respectively, of shares associated with our share repurchase programs. A payment of $60.0 million was made in 2016 for shares repurchased in 2017.
During 2018, we repurchased $2.05 billion of shares, which completed the $5.00 billion share repurchase program announced in October 2013 and our board authorized an $8.00 billion share repurchase program. There were $2.10 billion repurchased under the $8.00 billion program in 2018. As of December 31, 2018, there were $5.90 billion of shares remaining under the 2018 program.
We have 5.0 million authorized shares of preferred stock. As of December 31, 2018 and 2017, no preferred stock was issued.
We have an employee benefit trust that held 50.0 million shares of our common stock at both December 31, 2018 and 2017, to provide a source of funds to assist us in meeting our obligations under various employee benefit plans. The cost basis of the shares held in the trust was $3.01 billion at both December 31, 2018 and 2017, and is shown as a reduction of shareholders’ equity. Any dividend transactions between us and the trust are eliminated. Stock held by the trust is not considered outstanding in the computation of EPS. The assets of the trust were not used to fund any of our obligations under these employee benefit plans during the years ended December 31, 2018, 2017, and 2016.

Note 13: Income Taxes
2017 Tax Act
In December 2017, the President of the U.S. signed into law the 2017 Tax Act. The 2017 Tax Act included significant changes to the U.S. corporate income tax system, such as the reduction in the corporate income tax rate from 35 percent to 21 percent, transition to a territorial tax system, changes to business related exclusions, deductions and credits, and modifications to international tax provisions, including a one-time repatriation transition tax (also known as the ‘Toll Tax’) on unremitted foreign earnings.
GAAP requires that the income tax accounting effects from a change in tax laws or tax rates be recognized in continuing operations in the reporting period that includes the enactment date of the change. These effects include, among other things, re-measuring deferred tax assets and liabilities, evaluating deferred tax assets for valuation allowances, and assessing the impact of the Toll Tax and certain other provisions of the 2017 Tax Act. Our accounting for the tax effects of the enactment of the 2017 Tax Act was not complete as of December 31, 2017; however, in certain cases we made a reasonable estimate. In other cases, we were not able to make a reasonable estimate and continued to account for those items based on our existing accounting model under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $1.91 billion, which was included as a component of income tax expense from continuing operations. Our accounting for the effects of the 2017 Tax Act was completed in the current period, and we recorded $313.3 million of income tax benefit in 2018, mainly attributable to measurement period adjustments to the Toll Tax and the global intangible low-taxed income (GILTI) provision, the new U.S. minimum tax on the earnings of our foreign subsidiaries. Related to GILTI, we elected to establish deferred taxes in the amount of $1.68 billion for the reversal of temporary items in future years.
Subsequent to the enactment of the 2017 Tax Act, additional guidance was issued, including Notices, Proposed Regulations, and Final Regulations. We expect that further guidance will continue to be issued in 2019 which may impact our interpretations of the 2017 Tax Act and could materially affect the estimates used.

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
Following is the composition of income tax expense:

	2018	2017	2016
Current:
Federal	$(54.3)	$(100.6)	$(57.0)
Foreign	80.0	38.5	378.9
State	9.7	4.0	(125.0)
2017 Tax Act	201.5	3,247.5	—
Total current tax expense	236.9	3,189.4	196.9
Deferred:
Federal	64.0	801.5	517.0
Foreign	285.6	(256.3)	(83.3)
State	3.4	0.4	5.8
2017 Tax Act	(26.2)	(1,333.5)	—
Total deferred tax (benefit) expense	326.8	(787.9)	439.5
Income taxes	$563.7	$2,401.5	$636.4

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2018	2017
Deferred tax assets:
Purchases of intangible assets	$2,655.9	$443.1
Compensation and benefits	814.2	1,021.7
Tax credit carryforwards and carrybacks	365.2	473.0
Tax loss carryforwards and carrybacks	271.7	501.4
Product return reserves	100.5	88.4
Other comprehensive loss on hedging transactions	68.9	68.9
Debt	40.3	53.5
Contingent consideration	17.7	41.8
Other	714.7	555.8
Total gross deferred tax assets	5,049.1	3,247.6
Valuation allowances	(596.3)	(709.1)
Total deferred tax assets	4,452.8	2,538.5
Deferred tax liabilities:
Earnings of foreign subsidiaries	(1,692.3)	(16.6)
Inventories	(658.4)	(654.8)
Property and equipment	(311.7)	(282.1)
Prepaid employee benefits	(240.1)	(231.5)
Intangibles	(250.5)	(314.6)
Financial instruments	(22.7)	(41.5)
Total deferred tax liabilities	(3,175.7)	(1,541.1)
Deferred tax assets - net	$1,277.1	$997.4
Our accounting for the effects of the 2017 Tax Act was completed in the current period; therefore, deferred tax assets and liabilities reflect re-measurement resulting from the 2017 Tax Act.
The deferred tax asset and related valuation allowance amounts for U.S. federal and state net operating losses and tax credits shown above have been reduced for differences between financial reporting and tax return filings.
At December 31, 2018, based on filed tax returns we have tax credit carryforwards and carrybacks of $735.4 million available to reduce future income taxes; $150.5 million, if unused, will expire by 2027. The remaining portion of the tax credit carryforwards is related to federal tax credits of $122.9 million, international tax credits of $122.7 million, and state tax credits of $339.4 million, all of which are substantially reserved.
At December 31, 2018, based on filed tax returns we had net operating losses and other carryforwards for international and U.S. federal income tax purposes of $922.8 million: $102.4 million will expire by 2023; $521.5 million will expire between 2024 and 2038; and $298.9 million of the carryforwards will never expire. Net operating losses and other carryforwards for international and U.S. federal income tax purposes are partially reserved. Deferred tax assets related to state net operating losses of $106.1 million and other state carryforwards of $2.6 million are fully reserved.
Domestic and Puerto Rican companies contributed approximately 16 percent, 15 percent, and 70 percent for the years ended December 31, 2018, 2017, and 2016, respectively, to consolidated income before income taxes. We have a subsidiary operating in Puerto Rico under a tax incentive grant effective through the end of 2031.
The 2017 Tax Act introduced international tax provisions that fundamentally change the U.S. taxation of foreign earnings. As a result, substantially all of the unremitted earnings of our foreign subsidiaries are considered to not be indefinitely reinvested for continued use in our foreign operations. At December 31, 2018, we have accrued an immaterial amount of foreign withholding taxes and state income taxes that would be owed upon future distributions of unremitted earnings of our foreign subsidiaries that are not indefinitely reinvested. For the amount considered to be indefinitely reinvested, it is not practicable to determine the amount of the related deferred income tax liability due to the complexities in the tax laws and assumptions we would have to make.

Cash payments of income taxes were as follows:

	2018	2017	2016
Cash payments of income taxes	$1,101.5	$246.5	$700.6
The 2017 Tax Act provided an election to taxpayers subject to the Toll Tax to make payments over an eight-year period. We made this election; therefore, we have included Toll Tax payments accordingly.
Following is a reconciliation of the income tax expense applying the U.S. federal statutory rate to income before income taxes to reported income tax expense:

	2018	2017	2016
Income tax at the U.S. federal statutory tax rate	$797.1	$769.1	$1,180.9
Add (deduct):
International operations, including Puerto Rico	(629.7)	(428.9)	(313.7)
General business credits	(87.4)	(66.8)	(58.3)
Non-deductible acquired IPR&D(1)	309.9	300.1	—
2017 Tax Act	175.3	1,914.0	—
Other	(1.5)	(86.0)	(172.5)
Income taxes	$563.7	$2,401.5	$636.4
(1) Non-deductible acquired IPR&D was related to ARMO in 2018 and CoLucid in 2017. See Note 3 for additional information related to acquisitions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2018	2017	2016
Beginning balance at January 1	$1,014.5	$853.4	$1,066.6
Additions based on tax positions related to the current year	798.2	133.8	73.4
Additions for tax positions of prior years	414.9	97.5	14.8
Reductions for tax positions of prior years	(117.1)	(59.3)	(15.2)
Settlements	(33.2)	(2.4)	(171.9)
Lapses of statutes of limitation	(23.5)	(19.3)	(110.0)
Changes related to the impact of foreign currency translation	(6.8)	10.8	(4.3)
Ending balance at December 31	$2,047.0	$1,014.5	$853.4
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1.49 billion and $670.9 million at December 31, 2018 and 2017, respectively.
We file income tax returns in the U.S. federal jurisdiction and various state, local, and non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations in most major taxing jurisdictions for years before 2010.
The U.S. examination of tax years 2010-2012 commenced during the fourth quarter of 2013. In December 2015, we executed a closing agreement with the Internal Revenue Service which effectively settled certain matters for tax years 2010-2012. Accordingly, we reduced our gross uncertain tax positions by approximately $320 million in 2015. During 2016, we effectively settled the remaining matters related to tax years 2010-2012. As a result of this resolution, our gross uncertain tax positions were further reduced by approximately $140 million, and our consolidated results of operations benefited from an immaterial reduction in income tax expense. During 2016, we made cash payments of approximately $150 million related to tax years 2010-2012 after application of available tax credit carryforwards and carrybacks. The U.S. examination of tax years 2013-2015 began in 2016, and we believe it is reasonably possible that this examination could reach resolution within the next 12 months for tax years 2013-2014 and certain matters under examination for tax year 2015, for which the audit remains ongoing. As a result, we currently estimate that gross uncertain tax positions may be reduced by approximately $450 million within the next 12 months. Additionally, we anticipate up to $150 million of cash payments will be due upon resolution.

We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized income tax (benefit) expense related to interest and penalties as follows:

	2018	2017	2016
Income tax (benefit) expense	$24.4	$27.4	$(52.5)
At December 31, 2018 and 2017, our accruals for the payment of interest and penalties totaled $197.2 million and $170.7 million, respectively.
Note 14: Retirement Benefits
We use a measurement date of December 31 to develop the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheets at December 31 for our defined benefit pension and retiree health benefit plans, which were as follows:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$15,098.4	$12,455.9	$1,728.5	$1,494.6
Service cost	304.0	331.3	41.5	46.4
Interest cost	461.0	413.4	57.3	52.9
Actuarial (gain) loss	(1,431.2)	1,580.5	(182.8)	40.0
Benefits paid	(582.1)	(486.3)	(82.8)	(60.1)
Plan amendments	17.6	—	(14.1)	—
Curtailment (gain) loss	(43.9)	90.4	2.5	105.2
Special termination benefit	—	317.2	—	37.5
Foreign currency exchange rate changes and other adjustments	(161.9)	396.0	(6.2)	12.0
Benefit obligation at end of year	13,661.9	15,098.4	1,543.9	1,728.5

Change in plan assets:
Fair value of plan assets at beginning of year	11,844.5	10,179.7	2,372.4	1,961.2
Actual return on plan assets	(370.3)	1,447.6	32.6	462.0
Employer contribution	324.7	414.3	75.9	9.1
Benefits paid	(582.1)	(486.3)	(82.8)	(60.1)
Foreign currency exchange rate changes and other adjustments	(152.6)	289.2	—	0.2
Fair value of plan assets at end of year	11,064.2	11,844.5	2,398.1	2,372.4

Funded status	(2,597.7)	(3,253.9)	854.2	643.9
Unrecognized net actuarial loss	5,011.8	5,645.5	140.6	182.0
Unrecognized prior service (benefit) cost	25.8	15.2	(299.9)	(395.0)
Net amount recognized	$2,439.9	$2,406.8	$694.9	$430.9

Amounts recognized in the consolidated balance sheet consisted of:
Sundry	$196.0	$106.8	$1,043.6	$869.0
Other current liabilities	(64.5)	(64.8)	(7.3)	(7.1)
Accrued retirement benefits	(2,729.2)	(3,295.9)	(182.1)	(218.0)
Accumulated other comprehensive (income) loss before income taxes	5,037.6	5,660.7	(159.3)	(213.0)
Net amount recognized	$2,439.9	$2,406.8	$694.9	$430.9
The unrecognized net actuarial loss and unrecognized prior service cost (benefit) have not yet been recognized in net periodic pension costs and are included in accumulated other comprehensive loss at December 31, 2018.

In July 2018, we announced that we would amend our defined benefit pension and retiree health benefit plans to freeze or reduce benefits for certain Elanco employees effective January 1, 2019. We remeasured the impacted pension and retiree health plans’ benefit obligations as of July 31, 2018, which resulted in a net curtailment gain of $28.0 million, which was recorded in asset impairment, restructuring, and other special charges. Market variables associated with this remeasurement, specifically an increase in the discount rate, were the primary driver for the $1.62 billion decrease in the benefit obligations in 2018.
The workforce reduction plan initiated in 2017 included a curtailment loss of $159.0 million and a special termination benefit of $354.7 million, which was recorded in asset impairment, restructuring, and other special charges, as a result of a remeasurement as of October 31, 2017. The special termination benefits related to early retirement incentives offered as part of a voluntary early retirement program for the U.S. plan in the fourth quarter of 2017. This program allowed certain employees the opportunity to voluntarily leave the Company. Market variables associated with this remeasurement, specifically a decrease in the discount rate, were the primary driver for the $2.88 billion increase in the benefit obligations in 2017.
The following represents our weighted-average assumptions as of December 31:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
(Percents)	2018	2017	2016	2018	2017	2016
Discount rate for benefit obligation	3.9%	3.4%	3.9%	4.4%	3.7%	4.3%
Discount rate for net benefit costs	3.4	3.9	4.3	3.7	4.3	4.5
Rate of compensation increase for benefit obligation	3.4	3.4	3.4
Rate of compensation increase for net benefit costs	3.4	3.4	3.4
Expected return on plan assets for net benefit costs	7.3	7.4	7.4	8.0	8.0	8.0
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
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	2019	2020	2021	2022	2023	2024-2028
Defined benefit pension plans	$609.9	$613.6	$623.6	$638.2	$647.9	$3,560.6
Retiree health benefit plans	98.0	99.1	100.7	99.9	98.5	505.3
Amounts relating to defined benefit pension plans with projected benefit obligations in excess of plan assets were as follows at December 31:

	2018	2017
Projected benefit obligation	$11,813.4	$13,025.0
Fair value of plan assets	9,019.7	9,664.3
Amounts relating to defined benefit pension plans and retiree health benefit plans with accumulated benefit obligations in excess of plan assets were as follows at December 31:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2018	2017	2018	2017
Accumulated benefit obligation	$11,032.1	$11,956.7	$189.4	$225.1
Fair value of plan assets	9,019.7	9,639.4	—	—
The total accumulated benefit obligation for our defined benefit pension plans was $12.76 billion and $13.90 billion at December 31, 2018 and 2017, respectively.

Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2018	2017	2016	2018	2017	2016
Components of net periodic (benefit) cost:
Service cost	$304.0	$331.3	$277.7	$41.5	$46.4	$39.1
Interest cost	461.0	413.4	420.8	57.3	52.9	53.2
Expected return on plan assets	(848.3)	(776.0)	(752.1)	(177.9)	(160.7)	(150.2)
Amortization of prior service (benefit) cost	4.8	5.7	11.8	(79.5)	(90.0)	(85.8)
Recognized actuarial loss	334.4	288.2	285.6	6.1	18.4	19.1
Curtailment (gain) loss	1.3	93.5	—	(29.3)	65.5	—
Special termination benefit	—	317.2	—	—	37.5	—
Net periodic (benefit) cost	$257.2	$673.3	$243.8	$(181.8)	$(30.0)	$(124.6)
The following represents the amounts recognized in other comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2018	2017	2016	2018	2017	2016
Actuarial gain (loss) arising during period	$211.1	$(915.1)	$(725.2)	$37.5	$261.3	$(132.2)
Plan amendments during period	(17.6)	—	—	14.1	—	35.8
Curtailment gain (loss)	45.2	3.2	—	(31.8)	(39.7)	—
Amortization of prior service (benefit) cost included in net income	4.8	5.7	11.8	(79.5)	(90.0)	(85.8)
Amortization of net actuarial loss included in net income	334.4	288.2	285.6	6.1	18.4	19.1
Foreign currency exchange rate changes and other	45.2	(105.3)	75.6	(0.1)	(3.3)	2.5
Total other comprehensive income (loss) during period	$623.1	$(723.3)	$(352.2)	$(53.7)	$146.7	$(160.6)
We have defined contribution savings plans that cover our eligible employees worldwide. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save. Our contributions to the plans are based on employee contributions and the level of our match. Expenses under the plans totaled $153.5 million, $169.1 million, and $175.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.
We provide certain other postemployment benefits primarily related to disability benefits and accrue for the related cost over the service lives of employees. Expenses associated with these benefit plans for the years ended December 31, 2018, 2017, and 2016 were not material.
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
The defined benefit pension and retiree health benefit plan allocation for the U.S. and Puerto Rico currently comprises approximately 70 percent growth investments and 30 percent fixed-income investments. The growth investment allocation encompasses U.S. and international public equity securities, hedge funds, private equity-like investments, and real estate. These portfolio allocations are intended to reduce overall risk by providing diversification, while seeking moderate to high returns over the long term.
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
The cash value of the trust-owned insurance contract is primarily invested in investment-grade publicly traded equity and fixed-income securities.
Other than hedge funds, private equity-like investments, and real estate, which are discussed above, we determine fair values based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.
The fair values of our defined benefit pension plan and retiree health plan assets as of December 31, 2018 by asset category were as follows:

		Fair Value Measurements Using
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Valued at Net Asset Value(1)
Defined Benefit Pension Plans
Public equity securities:
U.S.	$619.9	$410.1	$—	$—	$209.8
International	2,117.8	828.8	—	1.8	1,287.2
Fixed income:
Developed markets	2,963.2	25.0	2,173.3	—	764.9
Developed markets - repurchase agreements	(1,225.5)	—	(1,225.5)	—	—
Emerging markets	571.6	4.1	256.2	6.1	305.2
Private alternative investments:
Hedge funds	2,801.9	—	—	—	2,801.9
Equity-like funds	1,942.5	—	—	16.8	1,925.7
Real estate	525.8	147.2	—	—	378.6
Other	747.0	213.3	86.1	—	447.6
Total	$11,064.2	$1,628.5	$1,290.1	$24.7	$8,120.9

Retiree Health Benefit Plans
Public equity securities:
U.S.	$59.9	$41.0	$—	$—	$18.9
International	127.0	50.5	—	0.2	76.3
Fixed income:
Developed markets	69.1	—	61.5	—	7.6
Emerging markets	53.5	—	25.5	0.6	27.4
Private alternative investments:
Hedge funds	245.8	—	—	—	245.8
Equity-like funds	169.2	—	—	1.7	167.5
Cash value of trust owned insurance contract	1,574.7	—	1,574.7	—	—
Real estate	27.7	14.7	—	—	13.0
Other	71.2	38.1	(3.8)	—	36.9
Total	$2,398.1	$144.3	$1,657.9	$2.5	$593.4
(1) Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
No material transfers between Level 1, Level 2, or Level 3 occurred during the year ended December 31, 2018. The activity in the Level 3 investments during the year ended December 31, 2018 was not material.

The fair values of our defined benefit pension plan and retiree health plan assets as of December 31, 2017 by asset category were as follows:

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
In 2019, we expect to contribute approximately $45 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. Additional discretionary contributions are not expected to be significant.
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
Alimta Patent Litigation and Administrative Proceedings
A number of generic manufacturers are seeking approvals in the U.S., Japan, and a number of countries in Europe to market generic forms of Alimta prior to the expiration of our vitamin regimen patents, alleging that those patents are invalid, not infringed, or both. We believe our Alimta vitamin regimen patents are valid and enforceable against these generic manufacturers. However, it is not possible to determine the ultimate outcome of the proceedings, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. We expect that a loss of exclusivity for Alimta in one or more of the below jurisdictions would result in a rapid and severe decline in future revenue for the product in the relevant market.
U.S. Patent Litigation and Administrative Proceedings
In the U.S., more than 10 Abbreviated New Drug Applications (ANDAs) seeking approval to market generic versions of Alimta prior to the expiration of our vitamin regimen patent (expiring in 2021 plus pediatric exclusivity expiring in 2022) have been filed by a number of companies, including Teva Parenteral Medicines, Inc. (Teva) and APP Pharmaceuticals, LLC (APP) pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). We have received favorable decisions from the U.S. Court of Appeals for the Federal Circuit (affirming the U.S. District Court for the Southern District of Indiana's decisions finding our U.S. vitamin regimen patent valid and infringed) against Teva, APP, and two other defendants' proposed products, and similar favorable judgments have been entered by the U.S. District Court for the Southern District of Indiana against five other companies. The remaining ANDA applicants have agreed to a preliminary injunction or stay pending the appeal of the inter partes review (IPR) described in the following sentence. In October 2017, the U.S. Patent and Trademark Office issued written decisions in our favor following IPR of our vitamin regimen patent, finding that the generic company petitioners failed to show that the claims in our patent are unpatentable. A number of these challengers have appealed. A hearing on the appeal was held in the first quarter of 2019, and we expect a decision in the second quarter of 2019.
We also currently have pending lawsuits in the U.S. District Court for the Southern District of Indiana alleging infringement against Actavis LLC (Actavis) and Apotex Inc. in response to their applications to market alternative forms of pemetrexed (the active ingredient in Alimta) products, and we filed a similar lawsuit in the U.S. District Court for the District of Delaware against Eagle Pharmaceuticals, Inc. In June 2018, the U.S. District Court for the Southern District of Indiana ruled in our favor in two similar cases, finding Dr. Reddy's Laboratories' (Dr. Reddy) and Hospira, Inc.'s (Hospira) proposed products would infringe our patent. Dr. Reddy and Hospira have appealed those rulings. The lawsuit against Actavis has been stayed, pending a decision in Dr. Reddy’s appeal.
European Patent Litigation and Administrative Proceedings
In July 2017, the United Kingdom (U.K.) Supreme Court ruled that commercialization of certain salt forms of pemetrexed by Actavis Group ehf and other Actavis companies directly infringes our vitamin regimen patents in the U.K., Italy, France, and Spain. This litigation in the U.K. is now concluded.
Hexal AG, Stada Arzneimittel AG (Stada), and Fresenius Kabi Deutschland GmbH have each challenged the validity of our vitamin regimen patent before the German Federal Patent Court. At a hearing in July 2018, the German Federal Patent Court held that our vitamin regimen patent is invalid. We have appealed this decision. Under German law, the patent remains in force pending appeal. A number of generic competitors have received approval to market generic versions of pemetrexed in Germany. Injunctions are in place against four of these companies, but in two cases the injunctions have been temporarily suspended pending the validity appeal at the German Supreme Court. Stada has recently launched at risk in Germany and we are seeking an injunction. We are pursuing injunctions against others who have launched or are preparing to launch at risk. Whether the existing injunctions remain in effect, the suspended injunctions are reinstated pending the appeal or further injunctions are granted, or whether additional generic competitors choose to launch at risk, makes the timing of further generic entry and market erosion in Germany unpredictable.
Additional legal proceedings are ongoing in various national courts throughout Europe. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets and that additional generic competitors may choose to launch at risk (including one generic product currently on the market in France). We will continue to seek to remove any generic pemetrexed products launched at risk in European markets, including Germany, seek damages in respect of such launches, and defend our patents against validity challenges.
Japanese Administrative Proceedings
Three separate sets of demands for invalidation of our two vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). The JPO rejected a demand for invalidation by Sawai Pharmaceutical Co., Ltd., which was affirmed on appeal in 2017. In July 2018, the JPO issued written decisions dismissing demands brought by Nipro Corporation (Nipro) for invalidation of our two Japanese vitamin regimen patents. Nipro filed an appeal, and we anticipate decisions by the Japan Intellectual Property High Court in the third quarter of 2019. We anticipate decisions by the JPO with respect to another set of demands, brought by Hospira, in the third quarter of 2019. If upheld through all challenges, these patents would provide intellectual property protection for Alimta until June 2021. Notwithstanding our patents, generic versions of Alimta received regulatory approval in Japan starting in February 2016. We do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
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
Brazil–Employee Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the labor court judge ruled against Lilly Brasil, ordering it to undertake several actions of unspecified financial impact, including paying lifetime medical insurance for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. We appealed this decision. In July 2018, the appeals court affirmed the labor court's ruling with the total financial impact of the ruling estimated to be approximately 500.0 million Brazilian real (approximately $130.0 million as of December 31, 2018). The appeals court restricted the broad health coverage awarded by the labor court to health problems that claimants could show arose from exposure to the alleged contamination. We strongly disagree with the appeals court's decision. Lilly Brasil has taken an initial step in the appeal process by filing a Motion for Clarification; a decision on that motion is expected in the first quarter of 2019.
We are also named in approximately 30 lawsuits filed in the same labor court by individual former employees making similar claims. These lawsuits are each at various stages in the litigation process, with judgments being handed down in approximately half of the lawsuits, nearly all of which are on appeal in the labor courts.
Lilly Brasil and Elanco Quimica Ltda. have also been named in two similar lawsuits in the same labor court involving approximately 410 individual plaintiffs. The plaintiffs’ claims in these lawsuits relate only to mental anguish attributable to the possibility of illness due to alleged exposure to heavy metals or other contaminants. In 2017, the labor court dismissed the claims brought by all but the first named plaintiff in each of the lawsuits. The plaintiffs in both lawsuits are appealing.

We believe all of these lawsuits are without merit and are defending against them vigorously.
Adocia, S.A.
We have been named as a respondent in an arbitration filed by Adocia, S.A. (Adocia), with which we entered into agreements for the co-development of an ultra-rapid insulin product. Adocia alleges that we misappropriated and misused Adocia's confidential information and intellectual property and is seeking approximately $1.30 billion in damages and other specific relief. We have asserted several counterclaims relating to fraudulent misrepresentation and are seeking approximately $188.0 million in damages. An arbitration hearing was held on Adocia’s claims and our counterclaims in December 2018, and we expect a decision in the third quarter of 2019. We believe Adocia's claims are without merit and have defended against them vigorously.
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
Insulin and Glucagon Pricing Litigation and Proceedings
We, along with Sanofi and Novo Nordisk, are named as defendants in a consolidated purported class action lawsuit, In re. Insulin Pricing Litigation, in the U.S. District Court of New Jersey relating to insulin pricing. Plaintiffs seek damages under various state consumer protection laws and the Federal Racketeer Influenced and Corrupt Organization Act (Federal RICO Act). In February 2019, the court dismissed without prejudice the federal RICO Act claim as well as certain state consumer protection claims. Separately, we, along with Sanofi and Novo Nordisk, are named as defendants in a purported class action lawsuit, MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC et al., in the same court, seeking damages under various state consumer protection laws, common law fraud, unjust enrichment, and the federal RICO Act. Finally, the Minnesota Attorney General’s Office filed a complaint against us, Sanofi, and Novo Nordisk, State of Minnesota v. Sanofi-Aventis U.S. LLC et al., in the U.S. District Court of New Jersey, alleging unjust enrichment, and violations of various Minnesota state consumer protection laws and the Federal RICO Act. We believe these claims are without merit and are defending against them vigorously.
We have received civil investigative demands from the Offices of the Attorney General from Washington and New Mexico relating to the pricing and sale of our insulin products. We are cooperating with these investigations. The Offices of the Attorney General in Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada have requested information relating to the pricing and sale of our insulin products. We are cooperating with these requests. We received interrogatories from the California Attorney General's Office regarding our competition in the long-acting insulin market. We are cooperating with this investigation. Finally, we received a request from the House of Representatives’ Committee on Oversight and Reform; two requests from its Committee on Energy and Commerce; as well as a request from the Senate Committee on Health, Education, Labor, and Pensions, seeking certain information related to the pricing of insulin products, among other issues. We are cooperating with these investigations.
We, along with Novo Nordisk and various pharmacy benefit managers, are named as defendants in a lawsuit seeking class action status in the U.S. District Court of New Jersey relating to glucagon pricing. The plaintiffs are seeking damages under various state consumer protection laws, the Federal RICO Act, the Sherman Act, and other state and federal laws. We believe this lawsuit is without merit and are defending against it vigorously.
Product Liability Insurance
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of additional product liability and related claims in the future. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products.

Note 16: Other Comprehensive Income (Loss)
The following table summarizes the activity related to each component of other comprehensive income (loss):

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2016	$(1,360.2)	$10.1	$(3,012.1)	$(218.5)	$(4,580.7)

Other comprehensive income (loss) before reclassifications	(581.6)	206.7	(518.7)	(2.2)	(895.8)
Net amount reclassified from accumulated other comprehensive loss	74.5	7.2	159.2	9.8	250.7
Net other comprehensive income (loss)	(507.1)	213.9	(359.5)	7.6	(645.1)

Balance at December 31, 2016(1)	(1,867.3)	224.0	(3,371.6)	(210.9)	(5,225.8)

Other comprehensive income (loss) before reclassifications	664.6	(15.7)	(543.4)	8.5	114.0
Net amount reclassified from accumulated other comprehensive loss	8.1	(110.6)	153.4	9.6	60.5
Net other comprehensive income (loss)	672.7	(126.3)	(390.0)	18.1	174.5

Reclassifications of stranded tax effects (Note 2)	(38.8)	15.8	(579.1)	(41.5)	(643.6)

Balance at December 31, 2017(2)	(1,233.4)	113.5	(4,340.7)	(234.3)	(5,694.9)

Reclassification due to adoption of new accounting standard(3)	—	(128.9)	—	—	(128.9)
Other comprehensive income (loss) before reclassifications	(389.1)	24.5	274.0	(16.3)	(106.9)
Net amount reclassified from accumulated other comprehensive loss	—	(31.2)	210.0	11.7	190.5
Net other comprehensive income (loss)	(389.1)	(6.7)	484.0	(4.6)	83.6

Ending balance at December 31, 2018(4)	$(1,622.5)	$(22.1)	$(3,856.7)	$(238.9)	$(5,740.2)
(1) Accumulated other comprehensive loss as of December 31, 2016 consists of $5.27 billion of accumulated other comprehensive loss attributable to controlling interest and $48.2 million of accumulated other comprehensive income attributable to noncontrolling interest.
(2) Accumulated other comprehensive loss as of December 31, 2017 consists of $5.72 billion of accumulated other comprehensive loss attributable to controlling interest and $23.7 million of accumulated other comprehensive income attributable to noncontrolling interest.
(3) This reclassification consists of $105.2 million of accumulated other comprehensive loss attributable to controlling interest and $23.7 million of accumulated other comprehensive loss attributable to noncontrolling interest. Refer to Note 2 for further details regarding the reclassification due to the adoption of Accounting Standards Update 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.
(4) Accumulated other comprehensive loss as of December 31, 2018 consists of $5.73 billion of accumulated other comprehensive loss attributable to controlling interest and $11.0 million of accumulated other comprehensive loss attributable to noncontrolling interest.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the years ended December 31, were as follows:

Tax benefit (expense)	2018	2017	2016
Foreign currency translation gains/losses	$51.6	$170.8	$(70.6)
Unrealized net gains/losses on securities	2.1	55.0	(89.2)
Defined benefit pension and retiree health benefit plans	(85.3)	186.6	153.3
Effective portion of cash flow hedges	1.3	(9.7)	(4.1)
Benefit/(provision) for income taxes allocated to other comprehensive income (loss) items	$(30.3)	$402.7	$(10.6)
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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2018	2017	2016
Amortization of retirement benefit items:
Prior service benefits, net	$(74.7)	$(84.3)	$(74.0)	Other—net, (income) expense
Actuarial losses	340.5	306.6	304.7	Other—net, (income) expense
Total before tax	265.8	222.3	230.7
Tax benefit	(55.8)	(68.9)	(71.5)	Income taxes
Net of tax	210.0	153.4	159.2

Unrealized gains/losses on available-for-sale securities:
Realized gains, net	(39.5)	(170.2)	(16.1)	Other—net, (income) expense
Impairment losses	—	—	27.3	Other—net, (income) expense
Total before tax	(39.5)	(170.2)	11.2
Tax (benefit) expense	8.3	59.6	(4.0)	Income taxes
Net of tax	(31.2)	(110.6)	7.2

Other, net of tax(1)	11.7	17.7	84.3	Other—net, (income) expense
Total reclassifications for the period, net of tax	$190.5	$60.5	$250.7
(1) Amount for year ended December 31, 2016 included primarily $74.5 million of foreign currency translation losses.

Note 17: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	2018	2017	2016
Interest expense	$272.1	$225.0	$185.2
Interest income	(161.3)	(167.3)	(108.7)
Venezuela charge	—	—	203.9
Retirement benefit	(242.1)	(248.1)	(197.6)
Other (income) expense	56.5	(110.1)	(195.6)
Other–net, (income) expense	$(74.8)	$(300.5)	$(112.8)
Due to the financial crisis in Venezuela and the significant deterioration of the bolívar, we changed the exchange rate used to translate the assets and liabilities of our subsidiaries in Venezuela in 2016, which resulted in a charge of $203.9 million for the year ended December 31, 2016. Prior to this change, we used the Supplementary Foreign Currency Administration System (SICAD) rate; however, this official rate was discontinued in the first quarter of 2016. After considering several factors, including the future uncertainty of the Venezuelan economy, published exchange rates, and the limited amount of foreign currency exchanged, we changed to the Divisa Complementaria (DICOM) rate.
As discussed in Note 2, upon adoption of Accounting Standards Update 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, pension and postretirement benefit cost components other than service costs are presented in other–net, (income) expense. Results for the years ended December 31, 2017 and 2016 have been reclassified to reflect the adoption of this standard.
For the year ended December 31, 2018, other expense was primarily driven by net foreign exchange losses. For the years ended December 31, 2017, and 2016, other income is primarily related to net gains on investments (Note 7).

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
Our human pharmaceutical products segment includes the discovery, development, manufacturing, marketing, and sale of human pharmaceutical products worldwide in the following therapeutic areas: endocrinology, oncology, cardiovascular, neuroscience, immunology, and other. We lost our compound patent protection for Cialis® (tadalafil) and Adcirca® (tadalafil) in major European markets in November 2017, and in the U.S., pediatric exclusivity expired in May 2018. Pursuant to a settlement agreement related to our unit dose patent in the U.S., generic tadalafil entered the U.S. market in September 2018. Entry of generic competition into these markets following the loss of exclusivity will continue to cause a rapid and severe decline in revenue. Our formulation patents for Forteo® expired in December 2018 and use patents will expire in August 2019 in major European markets and the U.S. Both the formulation patent and the use patent expire in 2019 in Japan.
Our animal health segment, operating through our Elanco animal health division, includes the development, manufacturing, marketing, and sales of animal health products worldwide for both food and companion animals. Animal health products include Rumensin®, Maxiban®, Denagard®, Tylan®, and other products for livestock and poultry, as well as Trifexis®, Interceptor®, Comfortis®, and other products for companion animals. The animal health segment for the years ended December 31, 2018 and 2017, included the results of operations from BIVIVP, which was acquired on January 3, 2017 (Note 3).
Most of our pharmaceutical products are distributed through wholesalers that serve pharmacies, physicians and other health care professionals, and hospitals. For the years ended December 31, 2018, 2017, and 2016, our three largest wholesalers each accounted for between 11 percent and 18 percent of consolidated total revenue. Further, they each accounted for between 14 percent and 22 percent of accounts receivable as of December 31, 2018 and 2017. Animal health products are sold primarily to wholesale distributors.
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

The following table summarizes our revenue activity:

	U.S.(1)			Outside U.S.
	2018	2017	2016	2018	2017	2016
Segment revenue—to unaffiliated customers:
Human pharmaceutical products:

Endocrinology:
Trulicity®	$2,515.8	$1,609.8	$737.6	$683.3	$419.9	$187.9
Humalog®	1,787.8	1,717.8	1,685.2	1,208.7	1,147.4	1,083.6
Humulin®	910.2	884.6	861.8	421.2	450.7	504.1
Forteo	757.9	965.2	770.5	817.7	783.8	729.4
Basaglar	622.8	311.1	15.8	178.5	121.0	70.3
Jardiance	400.2	290.4	144.5	258.1	157.0	57.4
Trajenta	224.2	213.2	165.9	350.5	324.7	270.7
Other Endocrinology	292.7	380.9	450.6	272.5	307.7	347.5
Total Endocrinology	7,511.6	6,373.0	4,831.9	4,190.5	3,712.2	3,250.9

Oncology:
Alimta	1,131.0	1,034.3	1,101.0	1,001.9	1,028.2	1,182.3
Erbitux	531.6	541.7	581.1	103.8	104.2	105.9
Cyramza®	291.5	278.8	270.1	529.9	479.6	344.0
Other Oncology	449.1	195.6	22.9	221.7	149.6	114.6
Total Oncology	2,403.2	2,050.4	1,975.1	1,857.3	1,761.6	1,746.8

Cardiovascular:
Cialis	1,129.2	1,358.6	1,469.5	722.7	964.5	1,002.1
Effient	68.1	340.1	465.6	54.1	48.8	69.6
Other Cardiovascular	158.4	24.0	56.3	121.8	135.2	162.3
Total Cardiovascular	1,355.7	1,722.7	1,991.4	898.6	1,148.5	1,234.0

Neuroscience:
Strattera®	89.7	284.9	534.9	361.1	333.3	319.8
Cymbalta(2)	54.3	114.9	269.3	653.7	642.2	661.2
Zyprexa®	36.2	75.5	69.8	435.1	505.7	655.5
Other Neuroscience	97.2	115.7	115.9	93.4	98.9	93.9
Total Neuroscience	277.4	591.0	989.9	1,543.3	1,580.1	1,730.4

Immunology:
Taltz®	738.7	486.0	110.8	198.7	73.2	2.3
Other Immunology	6.7	—	—	195.9	45.8	—
Total Immunology	745.4	486.0	110.8	394.6	119.0	2.3

Other human pharmaceutical products	58.7	50.9	42.6	176.6	190.3	157.8
Total human pharmaceutical products	12,352.2	11,274.0	9,941.7	9,061.0	8,511.7	8,122.2
Animal health products	1,523.0	1,511.1	1,564.5	1,619.5	1,574.5	1,593.7
Revenue	$13,875.2	$12,785.1	$11,506.2	$10,680.5	$10,086.3	$9,715.9
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Cymbalta revenues benefited from reductions to the reserve for expected product returns of approximately $175 million during the year ended December 31, 2016.

	2018	2017	2016
Segment profits:
Human pharmaceutical products	$6,217.8	$5,139.7	$4,010.0
Animal health products	607.3	561.3	663.7
Total segment profits	$6,825.1	$5,701.0	$4,673.7

Reconciliation of total segment profits to consolidated income before taxes:
Segment profits	$6,825.1	$5,701.0	$4,673.7
Other profits (losses):
Amortization of intangible assets (Note 8)	(546.0)	(674.8)	(683.3)
Asset impairment, restructuring, and other special charges (Note 5)	(482.0)	(1,673.6)	(382.5)
Venezuela charge (Note 17)	—	—	(203.9)
Acquired in-process research and development (Note 3)	(1,983.9)	(1,112.6)	(30.0)
Inventory fair value adjustment related to acquisition of BIVIVP (Note 3)	—	(42.7)	—
Other, net	(17.5)	—	—
Consolidated income before taxes	$3,795.7	$2,197.4	$3,374.0
Numbers may not add due to rounding.
Depreciation and software amortization expense included in our segment profits was as follows:

	2018	2017	2016
Human pharmaceutical products	$934.0	$789.8	$723.4
Animal health products	111.3	102.7	89.9
Total depreciation expense and software amortization included in segment profits	$1,045.3	$892.5	$813.3
For internal management reporting presented to the chief operating decision maker, certain costs are fully allocated to our human pharmaceutical products segment and therefore are not reflected in the animal health segment's profit. Such items include costs associated with treasury-related financing and global administrative services.

	2018	2017	2016
Geographic Information
Revenue—to unaffiliated customers(1):
United States	$13,875.2	$12,785.1	$11,506.2
Europe	4,231.1	3,943.2	3,768.1
Japan	2,493.7	2,419.7	2,330.9
Other foreign countries	3,955.7	3,723.3	3,616.9
Revenue	$24,555.7	$22,871.3	$21,222.1

Long-lived assets(2):
United States	$4,946.6	$5,013.4	$4,984.6
Europe	2,708.1	2,550.1	2,140.7
Japan	181.9	155.1	92.4
Other foreign countries	1,695.5	1,761.7	1,776.8
Long-lived assets	$9,532.1	$9,480.3	$8,994.5
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.
(2) Long-lived assets consist of property and equipment, net, and certain sundry assets.

Note 19: Selected Quarterly Data (unaudited)

2018	Fourth	Third	Second	First
Revenue	$6,438.6	$6,061.9	$6,355.2	$5,700.0
Cost of sales	1,593.7	1,562.3	1,702.7	1,571.3
Operating expenses(1)	3,315.3	2,959.9	2,986.8	2,676.9
Acquired in-process research and development(2)	329.4	30.0	1,624.5	—
Asset impairment, restructuring, and other special charges	246.0	83.3	74.4	78.3
Income before income taxes	938.9	1,411.0	4.8	1,441.0
Income taxes(3)	(186.2)	261.5	264.7	223.6
Net income (loss)	1,125.1	1,149.5	(259.9)	1,217.4
Earnings (loss) per share—basic	1.11	1.13	(0.25)	1.16
Earnings (loss) per share—diluted	1.10	1.12	(0.25)	1.16
Dividends paid per share	0.5625	0.5625	0.5625	0.5625

2017	Fourth	Third	Second	First
Revenue	$6,160.7	$5,658.0	$5,824.3	$5,228.3
Cost of sales(4)	1,644.9	1,586.3	1,571.7	1,347.9
Operating expenses(1)(4)	3,290.4	2,918.5	3,002.5	2,826.0
Acquired in-process research and development(2)	50.0	205.0	—	857.6
Asset impairment, restructuring, and other special charges(5)	1,003.2	406.5	50.0	213.9
Income before income taxes	284.1	591.6	1,260.5	61.2
Income taxes(3)	1,941.0	36.0	252.5	172.0
Net income (loss)	(1,656.9)	555.6	1,008.0	(110.8)
Earnings (loss) per share—basic	(1.58)	0.53	0.96	(0.10)
Earnings (loss) per share—diluted	(1.58)	0.53	0.95	(0.10)
Dividends paid per share	0.52	0.52	0.52	0.52
(1) Includes research and development and marketing, selling, and administrative expenses.
(2) Acquired IPR&D charges in the second quarter of 2018 were primarily due to the ARMO acquisition. Acquired IPR&D charges in the first quarter of 2017 were due to the CoLucid acquisition. See Note 3 for further discussion.
(3) Income taxes in the fourth quarter of 2018 were a tax benefit primarily due to adjustments associated with U.S. tax reform. Income taxes in the fourth quarter of 2017 were due to the provisional charge resulting from the 2017 Tax Act. See Note 13 for further discussion.
(4) As discussed in Note 2, upon adoption of Accounting Standards Update 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, pension and postretirement benefit cost components other than service costs are presented in other–net, (income) expense. Results for the quarters in 2017 have been reclassified to reflect the adoption of this standard.
(5) Asset impairment, restructuring, and other special charges in the third quarter 2017 were primarily from asset impairments related to lower projected revenue for Posilac (rbST). In the fourth quarter of 2017, restructuring charges were primarily due to severance costs resulting from the U.S. voluntary early retirement program. See Note 5 for further discussion.
Our common stock is listed under the ticker symbol LLY on the New York Stock Exchange (NYSE) and the NYSE Euronext.

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
Our audit committee includes six nonemployee members of the board of directors, all of whom are independent from our company. The committee charter, which is available on our website, outlines the members’ roles and responsibilities and is consistent with enacted corporate reform laws and regulations. It is the audit committee’s responsibility to appoint an independent registered public accounting firm subject to shareholder ratification, approve both audit and non-audit services performed by the independent registered public accounting firm, and review the reports submitted by the firm. The audit committee meets several times during the year with management, the internal auditors, and the independent public accounting firm to discuss audit activities, internal controls, and financial reporting matters, including reviews of our externally published financial results. The internal auditors and the independent registered public accounting firm have full and free access to the committee.
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

Based on our evaluation under this framework, we concluded that our internal control over financial reporting was effective as of December 31, 2018. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The internal control over financial reporting has been assessed by Ernst & Young LLP as of December 31, 2018. Their responsibility is to evaluate whether internal control over financial reporting was designed and operating effectively.

David A. Ricks	Joshua L. Smiley
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 19, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eli Lilly and Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eli Lilly and Company and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2019 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Update ("ASU") No. 2016-16
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the recognition of income tax consequences of intra-entity transfers of assets other than inventory in 2018 due to the adoption of ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), using the modified retrospective adoption method.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company‘s auditor since 1940.
Indianapolis, Indiana
February 19, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Eli Lilly and Company
Opinion on Internal Control Over Financial Reporting
We have audited Eli Lilly and Company and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eli Lilly and Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders‘ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 19, 2019 expressed an unqualified opinion thereon.
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
February 19, 2019

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
Our management, with the participation of David A. Ricks, president and chief executive officer, and Joshua L. Smiley, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of December 31, 2018, and concluded that they were effective.
Internal Control over Financial Reporting
Mr. Ricks and Mr. Smiley provided a report on behalf of management on our internal control over financial reporting, in which management concluded that the company’s internal control over financial reporting is effective at December 31, 2018. In addition, Ernst & Young LLP, the company’s independent registered public accounting firm, provided an attestation report on the company’s internal control over financial reporting as of December 31, 2018. You can find the full text of management’s report and Ernst & Young’s attestation report in Item 8, and both reports are incorporated by reference in this Item.
Changes in Internal Controls
During the fourth quarter of 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Ellen Marram will retire from our board of directors effective May 6, 2019.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance
Directors and Executive Officers
Information relating to our Board of Directors is found in our Definitive Proxy Statement to be dated on or about March 22, 2019 (the Proxy Statement) under “Board of Directors” and is incorporated in this report by reference.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2018, regarding our compensation plans under which shares of Lilly common stock have been authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	53,253,739
Equity compensation plan not approved by security holders	—	—	—
Total	—	—	53,253,739
(1) 11,153,234 shares are underlying outstanding equity awards other than options

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Related Person Transactions
Information relating to one related person transaction and the board’s policies and procedures for approval of related person transactions can be found in the Proxy Statement under “Highlights of the Company’s Corporate Governance - Conflicts of Interest and Transactions with Related Persons.” That information is incorporated in this report by reference.
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

Item 15.	Exhibits and Financial Statement Schedules
(a)1.    Financial Statements
The following consolidated financial statements of the company and its subsidiaries are found at Item 8:

•	Consolidated Statements of Operations—Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Comprehensive Income—Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Balance Sheets—December 31, 2018 and 2017

•	Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2018, 2017, and 2016

•	Notes to Consolidated Financial Statements
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

(a)3.    Exhibits

2.1	Agreement and Plan of Merger, dated January 5, 2019, among Eli Lilly and Company, Bowfin Acquisition Corporation and Loxo Oncology, Inc.

2.2	Master Separation Agreement, dated September 24, 2018, between Eli Lilly and Company and Elanco Animal Health Incorporated

3.1	Amended Articles of Incorporation

3.2	Bylaws, as amended

4.1	Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Deutsche Bank Trust Company Americas, as successor trustee to Citibank, N.A., Trustee

4.2	Agreement dated September 13, 2007 appointing Deutsche Bank Trust Company Americas as Successor Trustee under the Indenture listed above

10.1	Amended and Restated 2002 Lilly Stock Plan(1)

10.2	Form of Performance Award under the 2002 Lilly Stock Plan(1)

10.3	Form of Shareholder Value Award under the 2002 Lilly Stock Plan(1)

10.4	The Lilly Deferred Compensation Plan, as amended(1)

10.5	The Lilly Directors’ Deferral Plan, as amended(1)

10.6	The Eli Lilly and Company Bonus Plan, as amended(1)

10.7	The Eli Lilly and Company Executive Officer Incentive Plan(1)

10.8	2007 Change in Control Severance Pay Plan for Select Employees, as amended(1)

10.9	Elanco Corporate Bonus(1)

10.10	Form of Elanco Stock Plan(1)

10.11	Form of 2018 Change in Control Severance Pay Plan for Select Employees(1)

10.12	Elanco RSU Awards Agreement(1)

10.13	Elanco Nonqualified Stock Option Agreement(1)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of David A. Ricks, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

32	Section 1350 Certification

101	Interactive Data File
(1) Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary
Not applicable.
Index to Exhibits
The following documents are filed as part of this report:

Exhibit		Location

2.1	Agreement and Plan of Merger, dated January 5, 2019, among Eli Lilly and Company, Bowfin Acquisition Corporation and Loxo Oncology, Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Loxo Oncology on January 7, 2019

2.2	Master Separation Agreement, dated September 24, 2018, between Eli Lilly and Company and Elanco Animal Health Incorporated	Incorporated by reference to Exhibit 10.1 to Elanco Animal Health Incorporated's Report on Form 8-K dated September 26, 2018

3.1	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-06351, Film No. 14624999)

3.2	Bylaws, as amended	Bylaws, as amended, are incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated on December, 17, 2018

4.1	Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Deutsche Bank Trust Company Americas, as successor trustee to Citibank, N.A., Trustee	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-186979

4.2	Agreement dated September 13, 2007 appointing Deutsche Bank Trust Company Americas as Successor Trustee under the Indenture listed above	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-06351, Film No. 09640420)

10.1	Amended and Restated 2002 Lilly Stock Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2018

10.2	Form of Performance Award under the 2002 Lilly Stock Plan	Attached

10.3	Form of Shareholder Value Award under the 2002 Lilly Stock Plan	Attached

10.4	The Lilly Deferred Compensation Plan, as amended	Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the year ended December 31, 2013

10.5	The Lilly Directors’ Deferral Plan, as amended	Incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2017

10.6	The Eli Lilly and Company Bonus Plan, as amended	Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-06351, Film No. 14624999)

10.7	The Eli Lilly and Company Executive Officer Incentive Plan	Incorporated by reference to Appendix B to the Company’s proxy statement on Schedule 14A filed March 7, 2011 (SEC File No. 001-06351, Film No. 11666753)

Exhibit		Location

10.8	2007 Change in Control Severance Pay Plan for Select Employees, as amended	Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 2010 (SEC File No. 001-06351, Film No. 101149876)

10.9	Elanco Corporate Bonus	Incorporated by Reference to Exhibit 10.16 to Elanco Animal Health Incorporated's Report on Form S-1 dated August 2, 2018

10.10	Form of Elanco Stock Plan	Incorporated by Reference to Exhibit 10.17 to Elanco Animal Health Incorporated's Report on Form S-1 dated August 2, 2018

10.11	Form of 2018 Change in Control Severance Pay Plan for Select Employees	Incorporated by Reference to Exhibit 10.20 to Elanco Animal Health Incorporated's Report on Form S-1/A dated August 28, 2018

10.12	Elanco RSU Awards Agreement	Incorporated by Reference to Exhibit 10.21 to Elanco Animal Health Incorporated's Report on Form S-1/A dated August 28, 2018

10.13	Elanco Nonqualified Stock Option Agreement	Incorporated by Reference to Exhibit 10.22 to Elanco Animal Health Incorporated's Report on Form S-1/A dated August 28, 2018

21	List of Subsidiaries	Attached

23	Consent of Registered Independent Public Accounting Firm	Attached

31.1	Rule 13a-14(a) Certification of David A. Ricks, President and Chief Executive Officer	Attached

31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer	Attached

32	Section 1350 Certification	Attached

101	Interactive Data File	Attached

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Eli Lilly and Company

By	/s/ David A. Ricks
David A. Ricks
Chairman, President and Chief Executive Officer
February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2019 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ David A. Ricks	Chairman, President and Chief Executive Officer (principal executive officer)
DAVID A. RICKS

/s/ Joshua L. Smiley	Senior Vice President and Chief Financial Officer (principal financial officer)
JOSHUA L. SMILEY

/s/ Donald A. Zakrowski	Vice President, Finance and Chief Accounting Officer (principal accounting officer)
DONALD A. ZAKROWSKI

/s/ Ralph Alvarez	Director
RALPH ALVAREZ

/s/ Katherine Baicker, Ph.D.	Director
KATHERINE BAICKER, Ph.D.

/s/ Carolyn R. Bertozzi, Ph.D.	Director
CAROLYN R. BERTOZZI, Ph.D.

/s/ Michael L. Eskew	Director
MICHAEL L. ESKEW

/s/ J. Erik Fyrwald	Director
J. ERIK FYRWALD

/s/ Jamere Jackson	Director
JAMERE JACKSON

/s/ William G. Kaelin, Jr., M.D.	Director
WILLIAM G. KAELIN, JR., M.D.

/s/ Juan R. Luciano	Director
JUAN R. LUCIANO

/s/ Ellen R. Marram	Director
ELLEN R. MARRAM

/s/ Marschall S. Runge, M.D., Ph.D.	Director
MARSCHALL S. RUNGE, M.D., Ph.D.

/s/ Kathi P. Seifert	Director
KATHI P. SEIFERT

/s/ Jackson P. Tai	Director
JACKSON P. TAI

/s/ Karen Walker	Director
KAREN WALKER

Trademarks Used In This Report
Trademarks or service marks owned by Eli Lilly and Company or its affiliates, when first used in this report, appear with an initial capital and are followed by the symbol ® or ™, as applicable. In subsequent uses of the marks in the report, the symbols may be omitted.
Actos® is a trademark of Takeda Pharmaceutical Company Limited.
Byetta® is a trademark of Amylin Pharmaceuticals, Inc.
Glyxambi®, Jardiance®, Jentadueto®, Synjardy® and Trajenta® are trademarks of Boehringer Ingelheim GmbH.
Viagra® is a trademark of Pfizer Inc.