Form 10-Q
period 2019-09-30
LILLY ELI & CO
filed 2019-10-25
CIK 59478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of October 21, 2019:

Class	Number of Shares Outstanding
Common	960,130,771
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock (no par value)	LLY	New York Stock Exchange
1.000% Notes Due June 2, 2022	LLY22	New York Stock Exchange
7 1/8% Notes Due June 1, 2025	LLY25	New York Stock Exchange
1.625% Notes Due June 2, 2026	LLY26	New York Stock Exchange
2.125% Notes Due June 3, 2030	LLY30	New York Stock Exchange
6.77% Notes Due January 1, 2036	LLY36	New York Stock Exchange

Eli Lilly and Company
Form 10-Q
For the Quarter Ended September 30, 2019

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

•	changes in tax law, including the impact of U.S. tax reform legislation enacted in December 2017 and related guidance;

•	changes in foreign currency exchange rates, interest rates, and inflation;

•	asset impairments and restructuring charges;

•	changes in accounting standards promulgated by the Financial Accounting Standards Board and the Securities and Exchange Commission (SEC);

•	acquisitions and business development transactions and related integration costs;

•	information technology system inadequacies or operating failures;

•	reliance on third-party relationships and outsourcing arrangements; and

•	the impact of global macroeconomic conditions.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018, particularly under the caption “Risk Factors”, our Form 8-K filed on October 24, 2019, which recasts the financial information in our Annual Report on Form 10-K for the year ended December 31, 2018, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.
All forward-looking statements herein speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events occurring after the date of this report.

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue (Note 2)	$5,476.6	$5,306.9	$16,205.5	$15,855.7
Costs, expenses, and other:
Cost of sales	1,175.0	1,152.9	3,438.6	3,551.8
Research and development	1,380.9	1,280.9	4,013.6	3,659.4
Marketing, selling, and administrative	1,412.3	1,457.2	4,515.7	4,281.5
Acquired in-process research and development (Note 3)	77.7	30.0	239.6	1,654.5
Asset impairment, restructuring, and other special charges (Note 6)	—	42.9	423.9	74.2
Other–net, (income) expense (Note 13)	24.9	1.9	(28.7)	(114.2)
	4,070.8	3,965.8	12,602.7	13,107.2
Income before income taxes	1,405.8	1,341.1	3,602.8	2,748.5
Income taxes (Note 9)	151.9	247.5	460.6	719.3
Net income from continuing operations	1,253.9	1,093.6	3,142.2	2,029.2
Net income from discontinued operations (Note 5)	—	55.9	3,680.5	77.8
Net income	$1,253.9	$1,149.5	$6,822.7	$2,107.0

Earnings per share:
Earnings from continuing operations - basic	$1.37	$1.07	$3.35	$1.96
Earnings from discontinued operations - basic	—	0.06	3.92	0.08
Earnings per share - basic	$1.37	$1.13	$7.27	$2.04

Earnings from continuing operations - diluted	$1.37	$1.07	$3.33	$1.96
Earnings from discontinued operations - diluted	—	0.05	3.91	0.07
Earnings per share - diluted	$1.37	$1.12	$7.24	$2.03

Shares used in calculation of earnings per share:
Basic	913.9	1,020.4	938.2	1,033.2
Diluted	918.5	1,026.3	942.4	1,037.8
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,253.9	$1,149.5	$6,822.7	$2,107.0
Other comprehensive income (loss) from continuing operations, net of tax (Note 12)	(134.0)	561.7	(51.1)	346.3
Other comprehensive income from discontinued operations, net of tax (Note 12) (1)	—	98.5	56.8	29.0
Other comprehensive income (loss), net of tax (Note 12)	(134.0)	660.2	5.7	375.3
Comprehensive income	$1,119.9	$1,809.7	$6,828.4	$2,482.3

(1) For the nine months ended September 30, 2019, other comprehensive income related to discontinued operations consisted of $45.8 million of accumulated other comprehensive income attributable to controlling interest and $11.0 million of accumulated other comprehensive income attributable to noncontrolling interest.
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 7)	$1,563.8	$7,320.7
Short-term investments (Note 7)	89.2	88.2
Accounts receivable, net of allowances of $22.6 (2019) and $24.1 (2018)	4,441.7	4,593.9
Other receivables	1,096.2	1,182.9
Inventories	3,101.3	3,098.1
Prepaid expenses and other	2,369.6	2,036.7
Current assets of discontinued operations (Note 5)	—	2,229.1
Total current assets	12,661.8	20,549.6
Investments (Note 7)	1,825.3	2,005.4
Goodwill	3,772.5	1,366.6
Other intangibles, net	6,689.3	1,068.0
Deferred tax assets	2,412.8	2,613.7
Sundry	2,194.2	1,824.9
Property and equipment, net of accumulated depreciation of $9,055.3 (2019) and $8,666.9 (2018)	7,801.5	7,996.1
Operating lease assets (Note 8)	535.7	—
Noncurrent assets of discontinued operations (Note 5)	—	6,484.1
Total assets	$37,893.1	$43,908.4
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$1,563.1	$1,102.2
Accounts payable	1,114.9	1,207.1
Employee compensation	704.5	955.6
Sales rebates and discounts	5,277.0	4,849.5
Dividends payable	—	650.8
Income taxes payable	180.7	393.4
Other current liabilities	1,988.4	2,036.7
Current liabilities of discontinued operations (Note 5)	—	692.8
Total current liabilities	10,828.6	11,888.1
Other Liabilities
Long-term debt	13,662.2	9,196.4
Noncurrent operating lease liabilities (Note 8)	485.2	—
Accrued retirement benefits (Note 10)	2,414.2	2,802.2
Long-term income taxes payable	3,526.5	3,700.0
Deferred tax liabilities	2,413.7	1,312.7
Other noncurrent liabilities	1,100.4	1,357.6
Noncurrent liabilities of discontinued operations (Note 5)	—	2,742.3
Total other liabilities	23,602.2	21,111.2
Commitments and Contingencies (Note 11)
Eli Lilly and Company Shareholders’ Equity
Common stock	600.4	661.0
Additional paid-in capital	6,608.7	6,583.6
Retained earnings	4,981.9	11,395.9
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 12)	(5,734.5)	(5,729.2)
Cost of common stock in treasury	(60.8)	(69.4)
Total Eli Lilly and Company shareholders’ equity	3,382.5	9,828.7
Noncontrolling interests	79.8	1,080.4
Total equity	3,462.3	10,909.1
Total liabilities and equity	$37,893.1	$43,908.4
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Noncontrolling Interest
	Shares	Amount					Shares	Amount
Balance at July 1, 2018	1,077,548	$673.5	$5,825.7	$14,247.3	$(3,013.2)	$(6,108.7)	604	$(69.4)	$65.6
Net income (loss)				1,149.5					(5.2)
Other comprehensive loss, net of tax						660.2
Retirement of treasury shares	(10,191)	(6.4)		(993.7)			(10,191)	1,000.0
Purchase of treasury shares							10,191	(1,000.0)
Issuance of stock under employee stock plans, net	17		(0.5)
Stock-based compensation			68.5
Sale of Elanco stock			629.2			9.0			1,017.2
Other				5.6					(3.3)
Balance at September 30, 2018	1,067,374	$667.1	$6,522.9	$14,408.7	$(3,013.2)	$(5,439.5)	604	$(69.4)	$1,074.3

Balance at July 1, 2019	965,957	$603.7	$6,534.5	$4,318.1	$(3,013.2)	$(5,600.5)	541	$(62.1)	$76.8
Net income				1,253.9					4.6
Other comprehensive income, net of tax						(134.0)
Retirement of treasury shares	(5,391)	(3.3)		(596.6)			(5,391)	600.0
Purchase of treasury shares (1)							5,391	(600.0)
Issuance of stock under employee stock plans, net	10		(1.3)				(11)	1.3
Stock-based compensation			75.5
Other				6.5					(1.6)
Balance at September 30, 2019	960,576	$600.4	$6,608.7	$4,981.9	$(3,013.2)	$(5,734.5)	530	$(60.8)	$79.8
(1) As of September 30, 2019, there was $1.80 billion remaining under our $8.00 billion share repurchase program authorized in June 2018.
See notes to consolidated condensed financial statements.

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2018	1,100,672	$687.9	$5,817.8	$13,894.1	$(3,013.2)	$(5,718.6)	664	$(75.8)	$75.7
Net income (loss)				2,107.0					(0.6)
Other comprehensive loss, net of tax						375.3
Cash dividends declared per share: $1.13				(1,148.6)
Retirement of treasury shares	(36,014)	(22.5)		(3,028.2)			(36,014)	3,050.7
Purchase of treasury shares							36,014	(3,050.7)
Issuance of stock under employee stock plans, net	2,716	1.7	(130.8)				(60)	6.4
Stock-based compensation			206.7
Adoption of new accounting standards				2,584.4		(105.2)
Sale of Elanco stock			629.2			9.0			1,017.2
Other									(18.0)
Balance at September 30, 2018	1,067,374	$667.1	$6,522.9	$14,408.7	$(3,013.2)	$(5,439.5)	604	$(69.4)	$1,074.3

Balance at January 1, 2019	1,057,639	$661.0	$6,583.6	$11,395.9	$(3,013.2)	$(5,729.2)	604	$(69.4)	$1,080.4
Net income				6,822.7					25.7
Other comprehensive income, net of tax						(5.3)			11.0
Cash dividends declared per share: $1.29				(1,171.6)
Retirement of treasury shares	(100,018)	(62.4)		(12,065.1)			(100,018)	12,127.5
Purchase of treasury shares (1)							35,017	(4,100.0)
Issuance of stock under employee stock plans, net	2,955	1.8	(205.7)				(74)	8.6
Stock-based compensation			230.8
Acquisition of common stock in exchange offer							65,001	(8,027.5)
Deconsolidation of Elanco									(1,028.9)
Other									(8.4)
Balance at September 30, 2019	960,576	$600.4	$6,608.7	$4,981.9	$(3,013.2)	$(5,734.5)	530	$(60.8)	$79.8
(1) As of September 30, 2019, there was $1.80 billion remaining under our $8.00 billion share repurchase program authorized in June 2018.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$6,822.7	$2,107.0
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Gain related to disposition of Elanco (Note 5)	(3,680.5)	—
Depreciation and amortization	891.9	1,263.5
Change in deferred income taxes	(23.4)	161.6
Stock-based compensation expense	230.8	206.7
Acquired in-process research and development (Note 3)	239.6	1,654.5
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(1,763.7)	(1,638.2)
Other non-cash operating activities, net	155.5	320.7
Net Cash Provided by Operating Activities	2,872.9	4,075.8
Cash Flows from Investing Activities
Net purchases of property and equipment	(707.4)	(816.3)
Proceeds from sales and maturities of short-term investments	116.3	2,535.5
Purchases of short-term investments	(34.1)	(112.2)
Proceeds from sales of noncurrent investments	498.4	3,444.7
Purchases of noncurrent investments	(196.7)	(719.7)
Cash paid for acquisitions, net of cash acquired (Note 3)	(6,917.7)	—
Purchases of in-process research and development	(319.6)	(1,578.2)
Other investing activities, net	(480.7)	(188.8)
Net Cash (Used for) Provided by Investing Activities	(8,041.5)	2,565.0
Cash Flows from Financing Activities
Dividends paid	(1,822.6)	(1,739.2)
Net change in short-term borrowings	1,058.9	(2,297.1)
Proceeds from issuance of long-term debt	4,448.3	2,477.7
Repayments of long-term debt	(600.3)	(1,001.5)
Purchases of common stock	(4,100.0)	(3,050.7)
Net proceeds from Elanco initial public offering	—	1,659.7
Other financing activities, net	(195.2)	(314.1)
Net Cash Used for Financing Activities	(1,210.9)	(4,265.2)
Effect of exchange rate changes on cash and cash equivalents	(54.9)	48.2

Net (decrease) increase in cash and cash equivalents	(6,434.4)	2,423.8
Cash and cash equivalents at January 1 (includes $677.5 (2019) and $324.4 (2018) of discontinued operations)	7,998.2	6,536.2
Cash and Cash Equivalents at September 30 (includes $575.0 (2018) of discontinued operations)	$1,563.8	$8,960.0
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Form 8-K filed on October 24, 2019, which recasts the financial information in our Annual Report on Form 10-K for the year ended December 31, 2018. We issue our financial statements by filing them with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing.
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net product revenue	$4,982.0	$4,909.5	$14,843.0	$14,644.8
Collaboration and other revenue (1)	494.6	397.4	1,362.5	1,210.9
Revenue	$5,476.6	$5,306.9	$16,205.5	$15,855.7
(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $67.9 million and $163.0 million during the three and nine months ended September 30, 2019, respectively, and $76.2 million and $259.9 million during the three and nine months ended September 30, 2018, respectively.
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

Disaggregation of Revenue
The following table summarizes revenue by product:

	Three Months Ended September 30,
	2019			2018
	United States (U.S.) (1)	Outside U.S.	Total	U.S. (1)	Outside U.S.	Total
Revenue—to unaffiliated customers:
Endocrinology:
Trulicity®	$755.5	$256.0	$1,011.5	$645.9	$170.3	$816.2
Humalog® (2)	356.2	292.6	648.9	365.6	299.0	664.6
Forteo®	175.1	195.7	370.7	182.5	208.3	390.8
Humulin®	218.2	103.6	321.8	216.9	105.1	322.1
Basaglar®	202.4	60.8	263.2	157.3	43.9	201.2
Jardiance (3)	140.6	100.1	240.7	104.2	62.7	166.9
Trajenta (4)	60.1	95.4	155.5	50.3	85.3	135.7
Other Endocrinology	78.9	53.2	132.1	73.8	66.8	140.4
Total Endocrinology	1,987.0	1,157.4	3,144.4	1,796.5	1,041.4	2,837.9

Oncology:
Alimta®	282.4	225.9	508.2	288.5	232.0	520.5
Cyramza®	82.5	157.5	240.0	67.0	131.4	198.4
Verzenio®	124.8	32.4	157.2	84.5	—	84.5
Erbitux®	113.8	14.8	128.6	132.6	26.9	159.5
Other Oncology	36.7	76.6	113.4	47.2	54.1	101.3
Total Oncology	640.2	507.2	1,147.4	619.8	444.4	1,064.2

Neuroscience:
Cymbalta®	10.3	168.3	178.6	14.5	157.5	172.0
Zyprexa®	11.2	94.2	105.4	7.0	102.8	109.9
Strattera®	8.7	43.3	52.1	10.5	88.2	98.7
Emgality®	45.8	1.9	47.7	—	—	—
Other Neuroscience	18.6	24.4	42.9	23.8	23.0	46.6
Total Neuroscience	94.6	332.1	426.7	55.8	371.5	427.2

Immunology:
Taltz®	250.6	89.4	340.0	210.6	53.3	263.9
Olumiant®	12.1	102.5	114.6	0.8	54.8	55.6
Total Immunology	262.8	191.8	454.6	211.4	108.1	319.5

Other:
Cialis®	30.9	153.4	184.3	295.9	171.2	467.1
Other	44.7	74.4	119.2	91.1	99.8	191.0
Total Other	75.6	227.8	303.5	387.0	271.0	658.1
Revenue	$3,060.2	$2,416.4	$5,476.6	$3,070.5	$2,236.4	$5,306.9
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes Insulin Lispro.
(3) Jardiance revenue includes Glyxambi® and Synjardy®.
(4) Trajenta revenue includes Jentadueto®.

	Nine Months Ended September 30,
	2019			2018
	U.S. (1)	Outside U.S.	Total	U.S. (1)	Outside U.S.	Total
Revenue—to unaffiliated customers:
Endocrinology:
Trulicity	$2,213.2	$706.5	$2,919.7	$1,786.5	$487.8	$2,274.3
Humalog (2)	1,201.0	856.3	2,057.3	1,334.2	891.8	2,226.1
Forteo	473.8	570.6	1,044.4	529.7	608.8	1,138.5
Humulin	639.6	302.5	942.1	677.3	316.7	994.0
Basaglar	632.8	172.6	805.4	440.4	128.5	569.0
Jardiance (3)	408.4	267.9	676.2	284.8	180.3	465.1
Trajenta (4)	171.9	269.5	441.4	161.3	257.2	418.5
Other Endocrinology	222.2	172.9	395.2	199.4	206.9	406.1
Total Endocrinology	5,962.9	3,318.8	9,281.7	5,413.6	3,078.0	8,491.6

Oncology:
Alimta	905.8	679.3	1,585.1	815.1	760.9	1,576.0
Cyramza	247.4	432.7	680.1	210.7	390.1	600.8
Erbitux	364.1	42.3	406.4	394.0	81.6	475.5
Verzenio	323.5	77.0	400.6	171.9	—	171.9
Other Oncology	83.1	202.2	285.1	149.5	157.1	306.7
Total Oncology	1,923.9	1,433.5	3,357.3	1,741.2	1,389.7	3,130.9

Neuroscience:
Cymbalta	38.7	491.2	529.9	39.3	484.2	523.5
Zyprexa	29.8	287.2	317.0	27.6	332.8	360.4
Strattera	31.4	169.4	200.8	74.4	269.2	343.5
Emgality	91.8	4.5	96.3	—	—	—
Other Neuroscience	58.5	70.1	128.6	72.2	71.2	143.5
Total Neuroscience	250.2	1,022.4	1,272.6	213.5	1,157.4	1,370.9

Immunology:
Taltz	699.6	246.7	946.3	495.3	135.1	630.4
Olumiant	29.2	269.9	299.1	2.5	130.0	132.5
Total Immunology	728.8	516.6	1,245.4	497.8	265.1	762.9

Other:
Cialis	209.3	483.4	692.7	954.9	546.2	1,501.2
Other	128.4	227.4	355.8	287.5	310.9	598.2
Total Other	337.7	710.9	1,048.5	1,242.4	857.1	2,099.4
Revenue	$9,203.5	$7,002.1	$16,205.5	$9,108.5	$6,747.3	$15,855.7
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes Insulin Lispro.
(3) Jardiance revenue includes Glyxambi and Synjardy.
(4) Trajenta revenue includes Jentadueto.

The following table summarizes revenue by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue—to unaffiliated customers (1):
United States (2)	$3,060.2	$3,070.5	$9,203.5	$9,108.5
Europe	923.4	890.3	2,752.0	2,725.1
Japan	641.5	589.0	1,838.4	1,766.2
Other foreign countries	851.4	757.1	2,411.7	2,255.9
Revenue	$5,476.6	$5,306.9	$16,205.5	$15,855.7
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.
(2) U.S. revenue includes revenue in Puerto Rico.
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant U.S. sales returns, rebates, and discounts liability balances for products shipped in previous periods were approximately 2 percent and 3 percent of U.S. revenue during the three and nine months ended September 30, 2019, respectively, and approximately 1 percent and 2 percent of U.S. revenue during the three and nine months ended September 30, 2018, respectively.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	September 30, 2019	December 31, 2018
Contract liabilities	$272.3	$294.9

Revenue recognized from contract liabilities during the three and nine months ended September 30, 2019 and 2018 was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

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
Additionally, we acquired assets in development which are further discussed in this note below in Asset Acquisitions. Upon acquisition, the acquired in-process research and development (IPR&D) charges related to these products were immediately expensed because the products had no alternative future use. We incurred acquired IPR&D charges of $77.7 million and $239.6 million for the three and nine months ended September 30, 2019, respectively, and $30.0 million and $1.65 billion for the three and nine months ended September 30, 2018, respectively.
Acquisition of a Business
Loxo Acquisition
Overview of Transaction
In February 2019, we acquired all shares of Loxo for a purchase price of $6.92 billion, net of cash acquired. The accelerated vesting of Loxo employee equity awards was recognized as transaction expense included in asset impairment, restructuring, and other special charges during the nine months ended September 30, 2019 (see Note 6).
Under the terms of the agreement, we acquired a pipeline of investigational medicines, including selpercatinib (LOXO-292), an oral RET inhibitor granted Breakthrough Therapy designation by the U.S. Food and Drug Administration, and LOXO-305, an oral BTK inhibitor.
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
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at February 15, 2019
Acquired in-process research and development	$4,670.0
Definite-lived intangibles (1)	1,020.0
Deferred income taxes	(1,146.9)
Other assets and liabilities - net	(31.4)
Total identifiable net assets	4,511.7
Goodwill (2)	2,406.0
Total consideration transferred - net of cash acquired	$6,917.7
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

Asset Acquisitions
The following table summarizes our asset acquisitions during the nine months ended September 30, 2019 and September 30, 2018:

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense
AC Immune SA	Tau aggregation inhibitor small molecules for the potential treatment of Alzheimer's disease and other neurodegenerative diseases	January 2019 & September 2019(2)	Pre-clinical	$127.1
ImmuNext, Inc.	Novel immunometabolism target	March 2019	Pre-clinical	40.0
Avidity Biosciences, Inc.	Potential new medicines in immunology and other select indications	April 2019	Pre-clinical	25.0
Centrexion Therapeutics Corporation	CNTX-0290, a novel, small molecule somatostatin receptor type 4 agonist	July 2019	Phase I	47.5

Sigilon Therapeutics	Encapsulated cell therapies for the potential treatment of type 1 diabetes	April 2018	Pre-clinical	66.9
AurKa Pharma, Inc. (Aurka)	AK-01, an Aurora kinase A inhibitor	June 2018	Phase I	81.8
ARMO Biosciences, Inc. (ARMO)	Cancer therapy - pegilodecakin	June 2018	Phase III	1,475.8
Anima Biotech	Translation inhibitors for selected neuroscience targets	July 2018	Pre-clinical	30.0

(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.
(2) We recognized acquired IPR&D expenses of $96.9 million in January 2019 upon entering into a license agreement and $30.2 million in September 2019 upon entering into an amendment to the license agreement.
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
The following table summarizes our net product revenue recognized with respect to Basaglar and collaboration and other revenue recognized with respect to the Trajenta and Jardiance families of products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basaglar	$263.2	$201.2	$805.4	$569.0
Jardiance	240.7	166.9	676.2	465.1
Trajenta	155.5	135.7	441.4	418.5

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

As of September 30, 2019, Incyte is eligible to receive up to $130.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
The agreement provided Incyte with options to co-develop these compounds on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. Incyte previously exercised its option to co-develop Olumiant in rheumatoid arthritis, atopic dermatitis, alopecia areata, and SLE. Incyte opted-out of co-development of all indications as of January 1, 2019. As a result, we will solely fund all further development and pay a lower royalty rate to Incyte on sales.
We record our sales of Olumiant to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Olumiant	$114.6	$55.6	$299.1	$132.5

Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain, chronic low back pain, and cancer pain. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. As of September 30, 2019, Pfizer is eligible to receive up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.

Note 5: Discontinued Operations
On March 11, 2019, we completed the disposition of our remaining 80.2 percent ownership of Elanco common stock through a tax-free exchange offer. As a result, we have included the financial results of Elanco through March 11, 2019 and have presented Elanco as discontinued operations in our consolidated condensed financial statements for all periods presented.
The following table presents the revenue and net income from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from discontinued operations	$—	$755.0	$580.0	$2,261.4
Net income from discontinued operations	—	55.9	3,680.5	77.8

The operating results of Elanco were reported as net income from discontinued operations in the consolidated condensed statements of operations through March 11, 2019, the date of disposition, and were not material for all periods presented. For the nine months ended September 30, 2019, we recognized a gain related to the disposition of approximately $3.7 billion, which was also recorded in net income from discontinued operations in the consolidated condensed statement of operations.
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

The gain related to the disposition of Elanco in the consolidated condensed statement of cash flows includes the operating results of Elanco, which were not material. Net cash provided by operating activities for our discontinued operations was approximately $450 million for the nine months ended September 30, 2018 and not material for the nine months ended September 30, 2019. The net cash flows of our discontinued operations for investing activities were not material for any period presented.
We entered into a transitional services agreement (TSA) with Elanco that is designed to facilitate the orderly transfer of various services to Elanco. The TSA relates primarily to administrative services, which are generally to be provided over 24 months from March 11, 2019, the disposition date. This agreement is not material and does not confer upon us the ability to influence the operating and/or financial policies of Elanco subsequent to the disposition date.

Note 6: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Severance	$—	$(5.2)	$(3.6)	$(22.5)
Asset impairment and other special charges	—	48.1	427.5	96.7
Total asset impairment, restructuring, and other special charges	$—	$42.9	$423.9	$74.2

Asset impairment and other special charges recognized during the three and nine months ended September 30, 2018 resulted primarily from asset impairment, exit costs, and other charges related to the sale of the Posilac® (rbST) brand and the associated Augusta, Georgia manufacturing site. These expenses were offset by a gain recognized associated with a pension curtailment (see Note 10 for additional discussion).
Asset impairment and other special charges recognized during the nine months ended September 30, 2019 consisted of $400.7 million related to the acquisition of Loxo, substantially all of which is associated with the accelerated vesting of Loxo employee equity awards.
We recorded severance charges in the second half of 2017 as part of planned restructuring activities based upon estimates for the number of employees that either lost or were going to lose their then current roles and would ultimately leave the company. During the first nine months of 2018, we determined that more displaced employees than expected were able to find other roles within the company, resulting in a reduction in the actual severance costs incurred.
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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At September 30, 2019, we had outstanding foreign currency forward commitments to purchase 1.25 billion U.S. dollars and sell 1.13 billion euro, commitments to purchase 1.28 billion euro and sell 1.41 billion U.S. dollars, commitments to purchase 386.5 million U.S. dollars and sell 41.65 billion Japanese yen, and commitments to purchase 127.2 million British pounds and sell 158.4 million U.S. dollars, which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $3.28 billion and $3.40 billion as of September 30, 2019 and December 31, 2018, respectively, of which $2.28 billion and $2.65 billion have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, we had outstanding cross currency swaps with notional amounts of $1.93 billion swapping U.S. dollars to euro, $1.00 billion swapping Swiss francs to U.S. dollars, and $268.0 million swapping U.S. dollars to British pounds, which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated floating rate debt to foreign-denominated floating rate debt, have also been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At September 30, 2019, all of our total long-term debt is at a fixed rate. We have converted approximately 12 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss), and upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of September 30, 2019, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.00 billion, which have settlement dates ranging between 2023 and 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value hedges:
Effect from hedged fixed-rate debt	$49.5	$(19.6)	$148.1	$(94.1)
Effect from interest rate contracts	(49.5)	19.6	(148.1)	94.1
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	2.8	3.7	10.6	11.1
Net losses on foreign currency exchange contracts not designated as hedging instruments	52.6	0.7	93.0	76.5
Total	$55.4	$4.4	$103.6	$87.6

During the three and nine months ended September 30, 2019 and 2018, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net investment hedges:
Foreign currency-denominated notes	$89.3	$(47.8)	$112.6	$53.0
Cross-currency interest rate swaps	89.0	14.7	123.1	52.3
Cash flow hedges:
Forward-starting interest rate swaps	(32.7)	—	(44.4)	—
Cross-currency interest rate swaps	16.6	—	(20.8)	—

During the next 12 months, we expect to reclassify $16.3 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three and nine months ended September 30, 2019, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at September 30, 2019 and December 31, 2018 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2019
Cash equivalents	$273.2	$273.2	$273.2	$—	$—	$273.2

Short-term investments:
U.S. government and agency securities	$9.8	$9.8	$9.8	$—	$—	$9.8
Corporate debt securities	78.1	78.2	—	78.1		78.1
Other securities	1.3	1.4	—	1.3	—	1.3
Short-term investments	$89.2

Noncurrent investments:
U.S. government and agency securities	$76.3	$74.5	$76.3	$—	$—	$76.3
Corporate debt securities	348.8	345.1	—	348.8	—	348.8
Mortgage-backed securities	99.7	97.5	—	99.7	—	99.7
Asset-backed securities	32.9	32.5	—	32.9	—	32.9
Other securities	83.7	38.0	—		83.7	83.7
Marketable equity securities	483.8	235.1	483.8	—	—	483.8
Equity investments without readily determinable fair values (2)	427.0
Equity method investments (2)	273.1
Noncurrent investments	$1,825.3

December 31, 2018
Cash equivalents	$5,727.1	$5,727.1	$5,727.1	$—	$—	$5,727.1

Short-term investments:
U.S. government and agency securities	$16.9	$17.1	$16.9	$—	$—	$16.9
Corporate debt securities	62.2	62.6	—	62.2	—	62.2
Asset-backed securities	7.6	7.7	—	7.6	—	7.6
Other securities	1.5	1.5	—	1.5	—	1.5
Short-term investments	$88.2

Noncurrent investments:
U.S. government and agency securities	$149.1	$153.6	$149.1	$—	$—	$149.1
Corporate debt securities	568.0	587.8	—	568.0	—	568.0
Mortgage-backed securities	111.4	114.5	—	111.4	—	111.4
Asset-backed securities	27.7	27.9	—	27.7	—	27.7
Other securities	87.8	29.7	—	—	87.8	87.8
Marketable equity securities	357.5	238.3	357.5	—	—	357.5
Equity investments without readily determinable fair values (2)	414.7
Equity method investments (2)	289.2
Noncurrent investments	$2,005.4

(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
September 30, 2019	$(1,557.8)	$—	$(1,550.1)	$—	$(1,550.1)
December 31, 2018	(498.9)	—	(497.6)	—	(497.6)
Long-term debt, including current portion
September 30, 2019	$(13,667.5)	$—	$(15,219.8)	$—	$(15,219.8)
December 31, 2018	(9,799.7)	—	(9,970.0)	—	(9,970.0)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2019
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Sundry	$118.1	$—	$118.1	$—	$118.1
Interest rate contracts designated as cash flow hedges:
Other noncurrent liabilities	(32.7)	—	(32.7)	—	(32.7)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	47.2	—	47.2	—	47.2
Sundry	76.3	—	76.3	—	76.3
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent liabilities	(49.8)	—	(49.8)	—	(49.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	9.1	—	9.1	—	9.1
Other current liabilities	(10.8)	—	(10.8)	—	(10.8)

December 31, 2018
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Sundry	4.5	—	4.5	—	4.5
Other current liabilities	(22.3)	—	(22.3)	—	(22.3)
Other noncurrent liabilities	(19.0)	—	(19.0)	—	(19.0)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	69.2	—	69.2	—	69.2
Sundry	8.2	—	8.2	—	8.2
Other current liabilities	(9.2)	—	(9.2)	—	(9.2)
Cross-currency interest rate contracts not designated as hedging instruments
Other noncurrent liabilities	(25.8)	—	(25.8)	—	(25.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	11.3	—	11.3	—	11.3
Other current liabilities	(16.3)	—	(16.3)	—	(16.3)
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
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of September 30, 2019:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$645.6	$87.9	$377.9	$63.4	$116.4

The net unrealized gains (losses) recognized in our consolidated condensed statements of operations for equity securities were $26.4 million and $182.4 million for the three and nine months ended September 30, 2019, respectively, and $(40.8) million and $(3.4) million for the three and nine months ended September 30, 2018, respectively.
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded during the three and nine months ended September 30, 2019 and 2018 were not material.
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses (pretax) in accumulated other comprehensive loss follows:

	September 30, 2019	December 31, 2018
Unrealized gross gains	$12.2	$0.8
Unrealized gross losses	4.3	29.0
Fair value of securities in an unrealized gain position	476.4	84.3
Fair value of securities in an unrealized loss position	169.1	858.6

We periodically assess our investment in available-for-sale securities for other-than-temporary impairment losses. Other than temporary impairment losses were not material in the three and nine months ended September 30, 2019. There were no other-than-temporary impairment losses in the three or nine months ended September 30, 2018.
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
As of September 30, 2019, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 39 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of September 30, 2019, we do not intend to sell, and it is not more likely than not that we will be required to sell the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.

Activity related to our investment portfolio, substantially all of which related to equity and available-for-sale securities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sales	$85.9	$52.0	$542.5	$5,598.4
Realized gross gains on sales	17.2	0.4	32.7	8.1
Realized gross losses on sales	0.1	0.7	6.9	49.7

Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $682.1 million and $696.2 million of accounts receivable as of September 30, 2019 and December 31, 2018, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated condensed results of operations for the three and nine months ended September 30, 2019 and 2018 were not material.
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
Lease expense for operating lease assets, which is recognized on a straight-line basis over the lease term, was $38.2 million and $104.3 million, respectively, for the three and nine months ended September 30, 2019. Variable lease payments, which represent non-lease components such as maintenance, insurance and taxes, and which vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the payment obligation is incurred and were not material during the three and nine months ended September 30, 2019. Short-term lease expense was not material during the three and nine months ended September 30, 2019.
Supplemental balance sheet information related to operating leases as of September 30, 2019 was as follows:

Weighted-average remaining lease term	8 years
Weighted-average discount rate	3.7%

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2019 was as follows:

Operating cash flows from operating leases	$109.9
Right-of-use assets obtained in exchange for new operating lease liabilities	47.8

The annual minimum lease payments of our operating lease liabilities as of September 30, 2019 were as follows:

Year 1	$144.6
Year 2	114.2
Year 3	78.3
Year 4	63.5
Year 5	56.0
After Year 5	262.2
Total lease payments	718.8
Less imputed interest	(107.3)
Total	$611.5

Finance leases are included in property and equipment, short-term borrowings and current maturities of long-term debt, and long-term debt in our consolidated condensed balance sheets. Finance leases are not material to our consolidated condensed financial statements.
Note 9: Income Taxes
The effective tax rate was 10.8 percent for the three months ended September 30, 2019, driven by a net discrete tax benefit related to the settlement of certain tax matters as a result of statute of limitations expirations. The effective tax rate for the nine months ended September 30, 2019 was 12.8 percent, reflecting the non-deductibility of accelerated vesting of Loxo employee equity awards as part of the closing of the acquisition of Loxo, tax expenses associated with the suspension of promotion of Lartruvo®, as well as net discrete tax benefits resulting from the settlement of certain tax matters as a result of statute of limitations expirations and the resolution of certain global income tax audits. The effective tax rate for the three months ended September 30, 2018 was 18.5 percent, reflecting a net discrete tax detriment related to tax expenses resulting from U.S. tax reform and the Elanco separation. The effective tax rate for the nine months ended September 30, 2018 was 26.2 percent, as it also reflected these tax charges, as well as the non-deductible acquired IPR&D charges totaling $1.56 billion related to the acquisitions of ARMO and AurKa.
In 2017, the U.S. enacted the Tax Cuts and Jobs Act (2017 Tax Act), which significantly revised U.S. tax law. Guidance related to the 2017 Tax Act, including Notices, Proposed Regulations, and Final Regulations, has been issued, and we expect additional guidance will be issued by the end of 2019. This additional guidance could materially impact our assumptions and estimates used to record our U.S. federal and state income tax expense resulting from the 2017 Tax Act.
The U.S. examination of tax years 2013-2015 began in 2016, and certain matters were effectively settled during the second quarter of 2019. As a result, our gross uncertain tax positions were reduced by approximately $200 million, we made a cash payment of approximately $125 million, and our consolidated condensed results of operations were benefited by an immaterial reduction in tax expense. The examination for tax year 2015 remains ongoing, but we anticipate that the remaining matters will be effectively settled in the fourth quarter of 2019 and will result in an immaterial reduction in tax expense and gross uncertain tax positions. The U.S. examination of tax years 2016-2018 is expected to begin in the fourth quarter of 2019.

Note 10: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans		Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$62.4	$71.4	$187.8	$223.8
Interest cost	121.0	117.3	364.4	340.6
Expected return on plan assets	(208.9)	(211.2)	(630.2)	(632.1)
Amortization of prior service cost	1.5	1.1	4.5	3.5
Recognized actuarial loss	70.9	78.7	213.6	259.8
Curtailment loss	—	1.3	—	1.3
Net periodic benefit cost	$46.9	$58.6	$140.1	$196.9

	Retiree Health Benefit Plans		Retiree Health Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit income:
Service cost	$9.1	$10.1	$27.2	$31.7
Interest cost	14.5	14.9	43.5	42.3
Expected return on plan assets	(35.9)	(44.8)	(107.8)	(132.6)
Amortization of prior service benefit	(15.7)	(19.3)	(47.2)	(60.2)
Recognized actuarial loss	0.4	0.8	1.3	5.4
Curtailment gain	—	(29.3)	—	(29.3)
Net periodic benefit income	$(27.6)	$(67.6)	$(83.0)	$(142.7)

We contributed approximately $30 million to satisfy minimum funding requirements to our defined benefit pension and retiree health benefit plans during the nine months ended September 30, 2019. Additional discretionary funding totaled $300 million during the nine months ended September 30, 2019. During the remainder of 2019, we expect to make contributions to our defined benefit pension and retiree health benefit plans of approximately $20 million to satisfy minimum funding requirements. No additional discretionary funding is planned for the remainder of 2019.
In July 2018, we announced that we would amend our defined benefit pension and retiree health benefit plans to freeze or reduce benefits for certain employees effective January 1, 2019. We remeasured the impacted pension and retiree health plans’ benefit obligations as of July 31, 2018, which resulted in a net curtailment gain of $28.0 million during the three and nine months ended September 30, 2018, which was recorded as a component of asset impairment, restructuring, and other special charges.

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
U.S. Patent Litigation and Administrative Proceedings
In the U.S., more than 10 Abbreviated New Drug Applications (ANDAs) seeking approval to market generic versions of Alimta prior to the expiration of our vitamin regimen patent (expiring in 2021 plus pediatric exclusivity expiring in 2022) have been filed by a number of companies, including Teva Parenteral Medicines, Inc. (Teva) and APP Pharmaceuticals, LLC (APP) pursuant to procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). We have received favorable decisions from the U.S. Court of Appeals for the Federal Circuit (affirming the U.S. District Court for the Southern District of Indiana's decisions finding our U.S. vitamin regimen patent valid and infringed) against Teva, APP, and two other defendants' proposed products, and similar favorable judgments have been entered by the U.S. District Court for the Southern District of Indiana against five other companies. In October 2017, the U.S. Patent and Trademark Office (USPTO) issued written decisions in our favor following inter partes review (IPR) of our U.S. vitamin regimen patent, finding that the generic company petitioners failed to show that the claims in our patent are unpatentable. In April 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the written decisions of the USPTO IPR upholding our U.S. vitamin regimen patent. There were five remaining ANDA applicants who agreed to a preliminary injunction or stay pending the appeal of the IPR decision. In view of the Court of Appeals’ affirmance, favorable judgments have been entered by the U.S. District Court for the Southern District of Indiana against all five of these remaining ANDA applicants.
We also currently have pending lawsuits in the U.S. District Court for the Southern District of Indiana alleging infringement against Actavis LLC (Actavis) and Apotex Inc. (Apotex) in response to their applications to market products using alternative forms of pemetrexed (the active ingredient in Alimta) products. Trial against Apotex is scheduled for January 2020. The lawsuit against Actavis has been stayed, pending the conclusion of the Dr. Reddy's Laboratories' (Dr. Reddy) and Hospira, Inc.'s (Hospira) appeals (described below). We filed a similar lawsuit in the U.S. District Court for the District of Delaware against Eagle Pharmaceuticals, Inc. (Eagle). Trial against Eagle is scheduled for late October 2019 and we expect a decision later in the fourth quarter of 2019 or the first quarter of 2020. In June 2018, the U.S. District Court for the Southern District of Indiana ruled in our favor in two similar cases, finding Dr. Reddy's and Hospira's proposed products would infringe our method of use patent under the doctrine of equivalents. The district court also ruled that the use of Hospira’s proposed product would literally infringe our method of use patent. In August 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s ruling that the use of Dr. Reddy’s and Hospira’s proposed products would infringe our patent under the doctrine of equivalents, but reversed the finding of literal infringement with respect to Hospira’s product. Dr. Reddy and Hospira have petitioned for rehearing of the court’s doctrine of equivalents ruling.
European Patent Litigation
In July 2017, the United Kingdom (U.K.) Supreme Court ruled that commercialization of certain salt forms of pemetrexed by Actavis Group ehf and other Actavis companies directly infringes our vitamin regimen patents in the U.K., Italy, France, and Spain. This litigation in the U.K. is now concluded. Legal proceedings are ongoing in various national courts throughout Europe. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets (including generics currently on the market at risk in France,

Germany, and the Netherlands) and that additional generic competitors may choose to launch at risk. We will continue to seek to remove any generic pemetrexed products launched at risk in European markets, including Germany, France, and the Netherlands, seek damages with respect to such launches, and defend our patents against validity challenges.
Japanese Administrative Proceedings
Three separate sets of demands for invalidation of our two Japanese vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). The JPO rejected a demand for invalidation by Sawai Pharmaceutical Co., Ltd., which was affirmed on appeal in 2017. In July 2018, the JPO issued written decisions dismissing demands brought by Nipro Corporation (Nipro) for invalidation of our two Japanese vitamin regimen patents. Nipro filed an appeal, and we anticipate decisions by the Japan Intellectual Property High Court later in the fourth quarter of 2019. We also anticipate the JPO will schedule a hearing with respect to the third set of demands, brought by Hospira, after the Nipro decision is handed down. If upheld through all challenges, these patents would provide intellectual property protection for Alimta until June 2021. Notwithstanding our patents, generic versions of Alimta received regulatory approval in Japan starting in February 2016. We do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
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
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the labor court judge ruled against Lilly Brasil, ordering it to undertake several actions of unspecified financial impact, including paying lifetime health coverage for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. We appealed this decision. In July 2018, the appeals court affirmed the labor court's ruling with the total financial impact of the ruling estimated to be approximately 500 million Brazilian real (approximately $120 million as of September 30, 2019). The appeals court restricted the broad health coverage awarded by the labor court to health problems that claimants could show arose from exposure to the alleged contamination. In August 2019, Lilly Brasil filed an appeal to the superior labor court. In September 2019, the appeals court stayed a number of elements of its prior decision, including the obligation to provide health coverage for contractors, their children, and children of employees who worked at the Cosmopolis facility, pending the determination of Lilly Brasil’s appeal to the superior labor court.
In June 2019, the Labor Attorney filed an application in the labor court for enforcement of the healthcare coverage granted by the appeals court in its July 2018 ruling and requested restrictions on Lilly Brasil’s assets in Brazil. In July 2019, the labor court issued a ruling requiring either a freeze of Lilly Brasil’s immovable property or, alternatively, a security deposit of 500 million Brazilian real (approximately $120 million as of September 30, 2019). Lilly Brasil filed a writ of mandamus challenging this ruling and we expect a decision later in the fourth quarter of 2019. In the meantime, the labor court stayed the Labor Attorney’s application to enforce the previous healthcare coverage ruling until after the appeals court ruled on the various motions pending before it. Given the appeals court’s stay in September 2019 of a number of elements of its prior decision described above, we intend to file a motion to strike the Labor Attorney’s application to enforce the previous healthcare coverage.

Individual Former Employee Litigation
We are also named in approximately 30 lawsuits filed in the same labor court by individual former employees making similar claims. These lawsuits are each at various stages in the litigation process, with judgments being handed down in approximately half of the lawsuits, nearly all of which are on appeal in the labor courts.
Mental Anguish Litigation
Lilly Brasil and Elanco Quimica Ltda. have been named in two similar lawsuits in the same labor court involving approximately 410 individual plaintiffs. We agreed to indemnify Elanco Quimica Ltda. in this litigation as part of the divestiture of Elanco. In the first lawsuit (involving approximately 305 plaintiffs), plaintiffs alleged harm to employees and former employees, and their dependents. In the second lawsuit (involving approximately 105 plaintiffs), plaintiffs alleged harm to contractors and suppliers, and their dependents. The plaintiffs’ claims in these two lawsuits relate only to mental anguish attributable to the possibility of illness due to alleged exposure to heavy metals or other contaminants. In 2017, the labor court dismissed the claims brought by all but the first named plaintiff in each of the lawsuits. The plaintiffs in both lawsuits appealed. In April 2019 and July 2019, the appeals court issued written decisions rejecting the plaintiffs’ appeals in both of these lawsuits. The appeals court’s decisions were procedurally based and were without a judgment on the merits, meaning that the plaintiffs are able to bring individual actions, notwithstanding the court’s rulings.
We believe all of these lawsuits are without merit and are defending against them vigorously.
Adocia, S.A.
We were named as a respondent in an arbitration filed by Adocia, S.A. (Adocia), with which we entered into agreements for the co-development of an ultra-rapid insulin product. Adocia alleged that we misappropriated and misused Adocia's confidential information and intellectual property and sought approximately $1.39 billion in damages and other specific relief. We asserted several counterclaims relating to fraudulent misrepresentation and sought approximately $188 million in damages. In August 2019, the arbitration panel ruled that we did not misappropriate or misuse Adocia's intellectual property or confidential information and denied Adocia’s claims for damages. The arbitration panel also denied our counterclaims.
Throughout the dispute process, Adocia made statements alleging that Adocia employees should be listed as inventors on two of our patents related to our ultra-rapid insulin product currently in development. While inventorship of these two patents was not at issue in the arbitration proceedings, in October 2018 we filed a declaratory judgment action against Adocia in the U.S. District Court for the Southern District of Indiana to confirm our inventorship. In September 2019, a consent judgment was entered in our favor confirming that inventorship is correct for the relevant patents and dismissing with prejudice all of Adocia’s counterclaims, which improperly asserted that certain Adocia employees should be named as inventors.

Insulin Pricing Litigation and Investigations
Litigation
We, along with Sanofi and Novo Nordisk, are named as defendants in a consolidated purported class action lawsuit, In re. Insulin Pricing Litigation, in the U.S. District Court of New Jersey relating to insulin pricing. Plaintiffs seek damages under various state consumer protection laws and the Federal Racketeer Influenced and Corrupt Organization Act (federal RICO Act). Separately, we, along with Sanofi and Novo Nordisk, are named as defendants in MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC et al., in the same court, seeking damages under various state consumer protection laws, common law fraud, unjust enrichment, and the federal RICO Act. Also in the same court, we, along with Sanofi and Novo Nordisk, have been named as defendants in a purported class action lawsuit, Prof’l Drug Co., Inc. & FWK Holdings, LLC v. Novo Nordisk Inc. et al., seeking damages under the federal and New Jersey RICO Acts.
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

Investigations, Subpoenas, and Inquiries
We have received a subpoena from the New York Attorney General’s Office and civil investigative demands from the Washington and New Mexico Attorney General Offices relating to the pricing and sale of our insulin products. The Offices of the Attorney General in Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada have requested information relating to the pricing and sale of our insulin products. We also received interrogatories from the California Attorney General's Office regarding our competition in the long-acting insulin market. We received two requests from the House of Representatives’ Committee on Energy and Commerce and a request from the Senate’s Committee on Health, Education, Labor, and Pensions, seeking certain information related to the pricing of insulin products, among other issues. We also received a request from the House of Representatives’ Committee on Oversight and Reform and one from the Senate’s Committee on Finance, both of which seek detailed commercial information and business records. We are cooperating with all of these aforementioned requests and investigations.
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

Note 12: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended September 30, 2019 and 2018:

	Continuing Operations
(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Discontinued Operations	Accumulated Other Comprehensive Loss
Balance at July 1, 2019	$(1,570.0)	$4.5	$(3,763.3)	$(271.7)	$—	$(5,600.5)

Other comprehensive income (loss) before reclassifications	(192.0)	1.5	21.3	(12.7)	—	(181.9)
Net amount reclassified from accumulated other comprehensive loss	—	0.6	45.1	2.2	—	47.9
Net other comprehensive income (loss)	(192.0)	2.1	66.4	(10.5)	—	(134.0)

Balance at September 30, 2019	$(1,762.0)	$6.6	$(3,696.9)	$(282.2)	$—	$(5,734.5)

	Continuing Operations
(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Discontinued Operations	Accumulated Other Comprehensive Loss
Balance at July 1, 2018	$(1,561.5)	$(18.1)	$(4,160.0)	$(228.5)	$(140.6)	$(6,108.7)

Other comprehensive income (loss) before reclassifications	(23.1)	1.1	532.6	—	99.7	610.3
Net amount reclassified from accumulated other comprehensive loss	—	(0.2)	48.4	2.9	(1.2)	49.9
Net other comprehensive income (loss)	(23.1)	0.9	581.0	2.9	98.5	660.2

Balance at September 30, 2018(4)	$(1,584.6)	$(17.2)	$(3,579.0)	$(225.6)	$(42.1)	$(5,448.5)

The following tables summarize the activity related to each component of other comprehensive income (loss) during the nine months ended September 30, 2019 and 2018:

	Continuing Operations
(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Discontinued Operations	Accumulated Other Comprehensive Loss
Balance at January 1, 2019 (1)	$(1,569.7)	$(22.1)	$(3,852.7)	$(238.9)	$(56.8)	$(5,740.2)

Other comprehensive income (loss) before reclassifications	(192.3)	26.7	19.0	(51.7)	(27.2)	(225.5)
Net amount reclassified from accumulated other comprehensive loss	—	2.0	136.8	8.4	84.0	231.2
Net other comprehensive income (loss)	(192.3)	28.7	155.8	(43.3)	56.8	5.7

Balance at September 30, 2019	$(1,762.0)	$6.6	$(3,696.9)	$(282.2)	$—	$(5,734.5)

	Continuing Operations
(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Discontinued Operations	Accumulated Other Comprehensive Loss
Balance at January 1, 2018 (2)	$(1,191.7)	$113.5	$(4,311.3)	$(234.3)	$(71.1)	$(5,694.9)

Reclassification due to adoption of new accounting standard (3)	—	(128.9)	—	—	—	(128.9)
Other comprehensive income (loss) before reclassifications	(392.9)	31.0	567.6	—	28.8	234.5
Net amount reclassified from accumulated other comprehensive loss	—	(32.8)	164.7	8.7	0.2	140.8
Net other comprehensive income (loss)	(392.9)	(1.8)	732.3	8.7	29.0	375.3

Balance at September 30, 2018(4)	$(1,584.6)	$(17.2)	$(3,579.0)	$(225.6)	$(42.1)	$(5,448.5)
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
(4) Accumulated other comprehensive loss as of September 30, 2018 consists of $5.44 billion of accumulated other comprehensive loss attributable to controlling interest and $9.0 million of accumulated other comprehensive loss attributable noncontrolling interest.

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tax benefit (expense)	2019	2018	2019	2018
Foreign currency translation gains/losses	$(5.1)	$7.0	$(17.1)	$(11.2)
Unrealized net gains/losses on securities	(0.5)	(0.2)	(7.4)	1.1
Defined benefit pension and retiree health benefit plans	(17.4)	(152.4)	(42.2)	(190.3)
Effective portion of cash flow hedges	2.7	(0.8)	11.4	(2.3)
Benefit/(provision) for income taxes allocated to other comprehensive income (loss) items	$(20.3)	$(146.4)	$(55.3)	$(202.7)

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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Operations

	2019	2018	2019	2018
Amortization of retirement benefit items:
Prior service benefits, net	$(14.2)	$(18.2)	$(42.7)	$(56.7)	Other–net, (income) expense
Actuarial losses, net	71.3	79.5	214.9	265.2	Other–net, (income) expense
Total before tax	57.1	61.3	172.2	208.5
Tax benefit	(12.0)	(12.9)	(35.4)	(43.8)	Income taxes
Net of tax	45.1	48.4	136.8	164.7

Other, net of tax	2.8	2.7	10.4	(24.1)	Other–net, (income) expense
Reclassifications from continuing operations (net of tax)	47.9	51.1	147.2	140.6
Reclassifications from discontinued operations (net of tax)	—	(1.2)	84.0	0.2	Net income from discontinued operations
Total reclassifications for the period (net of tax)	$47.9	$49.9	$231.2	$140.8

Note 13: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense	$107.4	$60.8	$304.7	$185.3
Interest income	(17.3)	(32.1)	(67.2)	(118.8)
Retirement benefit plans	(52.2)	(62.5)	(157.9)	(173.3)
Other income	(13.0)	35.7	(108.3)	(7.4)
Other–net, (income) expense	$24.9	$1.9	$(28.7)	$(114.2)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
(Tables present dollars in millions, except per-share data)
General
Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated company. This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" of this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
Executive Overview
This section provides an overview of our financial results, recent product and late-stage pipeline developments, and other matters affecting our company and the pharmaceutical industry. Earnings per share (EPS) data are presented on a diluted basis.
Financial Results
The following table summarizes our key operating results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
Revenue	$5,476.6	$5,306.9	3	$16,205.5	$15,855.7	2
Gross margin	4,301.6	4,154.0	4	12,766.9	12,303.9	4
Gross margin as a percent of revenue	78.5%	78.3%		78.8%	77.6%
Operating expenses	$2,793.2	$2,738.1	2	$8,529.3	$7,940.9	7
Acquired in-process research and development (IPR&D)	77.7	30.0	NM	239.6	1,654.5	(86)
Asset impairment, restructuring, and other special charges	—	42.9	NM	423.9	74.2	NM
Net income from continuing operations	1,253.9	1,093.6	15	3,142.2	2,029.2	55
Net income from discontinued operations	—	55.9	NM	3,680.5	77.8	NM
Net income	1,253.9	1,149.5	9	6,822.7	2,107.0	NM
EPS from continuing operations	1.37	1.07		3.33	1.96
EPS from discontinued operations	—	0.05		3.91	0.07
EPS	1.37	1.12	22	7.24	2.03	NM
NM - not meaningful
Revenue increased for the three and nine months ended September 30, 2019 driven by increased volume, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates. Operating expenses increased for the three and nine months ended September 30, 2019, reflecting additional investments in recently launched products and late-stage assets. The increase in net income for the three months ended September 30, 2019 was primarily driven by higher gross margin and, to a lesser extent, lower tax expense and asset impairment, restructuring and other special charges, partially offset by higher operating expenses and acquired IPR&D charges. EPS for the three months ended September 30, 2019 also significantly benefited as a result of the retirement of shares in the Elanco Animal Health (Elanco) exchange offer and other share repurchases. The increase in net income and EPS for the nine months ended September 30, 2019 was driven primarily by the gain recognized on the disposition of Elanco.

The following highlighted items also affect comparisons of our financial results for the three and nine months ended September 30, 2019 and 2018:
2019
Acquired IPR&D (Note 3 to the consolidated condensed financial statements)

•
We recognized acquired IPR&D charges of $77.7 million and $239.6 million for the three and nine months ended September 30, 2019, respectively. The charge for the three months ended September 30, 2019 was related to collaborations with Centrexion Therapeutics Corporation (Centrexion) and AC Immune SA (AC Immune). The charges for the nine months ended September 30, 2019 also included charges related to collaborations with ImmuNext, Inc. (ImmuNext) and Avidity Biosciences, Inc (Avidity).

Asset Impairment, Restructuring, and Other Special Charges (Note 6 to the consolidated condensed financial statements)

•
We recognized charges of $423.9 million for the nine months ended September 30, 2019, primarily associated with the accelerated vesting of Loxo Oncology, Inc. (Loxo) employee equity awards as a result of the closing of the acquisition of Loxo.

2018
Acquired IPR&D (Note 3 to the consolidated condensed financial statements)

•
We recognized acquired IPR&D charges of $30.0 million and $1.65 billion for the three and nine months ended September 30, 2018, respectively. The charge for the three months ended September 30, 2018 was related to the collaboration with Anima Biotech (Anima). The charges for the nine months ended September 30, 2018 also included charges associated with the acquisitions of ARMO Biosciences, Inc. (ARMO) and AurKa Pharma, Inc. (AurKa), and in connection with the collaboration with Sigilon Therapeutics (Sigilon). The charges for ARMO and AurKa totaling $1.56 billion were not tax deductible.

Asset Impairment, Restructuring, and Other Special Charges (Note 6 to the consolidated condensed financial statements)

•
We recognized charges of $42.9 million and $74.2 million for the three and nine months ended September 30, 2018, primarily related to the sale of Posilac® (rbST) brand and the associated Augusta, Georgia manufacturing site.

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
Galcanezumab* (Emgality®) (Q3 2018)—a once-monthly subcutaneously injected calcitonin gene-related peptide (CGRP) antibody for the treatment of migraine prevention. Refer to Item 1, "Legal Proceedings - Other Patent Matters" of Part II on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 for discussion of the legal proceedings involving Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc.
Lasmiditan (REYVOW™) (Q4 2019)—an oral 5-HT1F agonist for the acute treatment of migraine.
Nasal glucagon* (Baqsimi®) (Q3 2019)—a glucagon nasal powder formulation for the treatment of severe hypoglycemia in patients with diabetes ages four years and above.
The following NME has been submitted for regulatory review in at least one of the major geographies for potential use in the condition described. The first quarter in which the NME initially was submitted in any major geography for any indication is shown in parentheses:

Flortaucipir** (Q3 2019)—a positron emission tomography (PET) tracer intended to image tau (or neurofibrillary) tangles in the brain, which are an indicator of Alzheimer's disease. In the United States (U.S.), flortaucipir is protected by compound patents (2029).
Ultra-rapid Lispro* (Q1 2019)—an ultra-rapid insulin for the treatment of type 1 and type 2 diabetes. In the U.S., ultra-rapid lispro is protected by formulation patents (2035 and 2036). In Europe, ultra-rapid lispro is protected by a formulation patent (2035). In Japan, ultra-rapid lispro is protected by a formulation patent (2035 and 2036, plus possible patent extensions) and data protection (4 years) expected upon approval.
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
The following table reflects the status of the recently approved products, NMEs, and diagnostic agent set forth above, as well as certain other developments to our late-stage pipeline since January 1, 2019:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Baqsimi	Severe hypoglycemia	Launched	Submitted	Phase III	Launched in the U.S. in third quarter of 2019. In October 2019, the European regulatory authority issued a positive opinion recommending approval.
Tirzepatide	Type 2 diabetes	Phase III			Phase III trials are ongoing.
Ultra-rapid Lispro	Type 1 and 2 diabetes	Submitted			Submitted to regulatory authorities in Europe and Japan in first quarter of 2019. Submitted to the U.S. Food and Drug Administration (FDA) in the third quarter of 2019.
Immunology
Mirikizumab	Crohn's Disease	Phase III			Phase III trials began in third quarter of 2019.
	Psoriasis	Phase III			Phase III trials are ongoing.
	Ulcerative colitis	Phase III			Phase III trials are ongoing.
Neuroscience
Emgality	Cluster headache	Launched	Submitted	Phase III	Submitted to European regulatory authorities in first quarter of 2019. Approved and launched in the U.S. in the second quarter of 2019.
	Migraine prevention	Launched		Phase III	Launched in Europe in the first quarter of 2019.

Compound	Indication	U.S.	Europe	Japan	Developments
Flortaucipir	Alzheimer's disease diagnostic	Submitted	Phase III		Submitted to the FDA in the third quarter of 2019.
REYVOW	Acute treatment of migraine	Approved	Phase III		Approved by the FDA in October 2019. Recommended controlled substance classification is under review by the Drug Enforcement Administration and is expected within 90 days of the FDA approval.
Solanezumab	Preclinical Alzheimer's disease	Phase III			Phase III trial is ongoing.
Tanezumab	Osteoarthritis pain	Phase III
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

	Cancer pain	Phase III			Phase III trial is ongoing.
Oncology
Lartruvo®	Soft tissue sarcoma	Withdrawn	Withdrawing	Not Submitting
In the first quarter of 2019, announced confirmatory phase III trial did not meet primary endpoint. As this trial did not confirm clinical benefit, we suspended promotion globally and withdrew in the U.S. in the third quarter of 2019. For countries in Europe, we have withdrawn or are in the process of withdrawing.

Pegilodecakin	Pancreatic cancer	Phase III			In October 2019, announced phase III trial did not meet primary endpoint of overall survival. Phase II trials for other indications are ongoing.
In addition to the developments discussed above, we intend to submit a new drug application to the FDA based on currently-available data from Phase II clinical trials for selpercatinib, also known as LOXO-292, an oral RET inhibitor granted Breakthrough Therapy designation by the FDA. The Breakthrough Therapy designation is intended to expedite the development and review of drugs for serious or life threatening conditions where preliminary clinical evidence demonstrates that the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. The submission to the FDA is expected to occur by the end of 2019.

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
Our formulation patents for Forteo® expired in December 2018, and our use patents expired in August 2019 in major European markets and the U.S. Both the formulation patent and the use patent expired in August 2019 in Japan. While it is difficult to estimate the severity of the impact and timing of generic and/or biosimilar competition, we expect a rapid and severe decline in revenue in the U.S. as a result of generic competition. Outside the U.S., we expect a decline in revenue following a recent biosimilar launch; however the decline may not be rapid and severe. In the aggregate, we expect that the decline in revenue will have a material adverse effect on our consolidated results of operations and cash flows.
The Alimta® vitamin regimen patents, which we expect to provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. Our compound patent for Alimta expired in the U.S. in January 2017, and expired in major European countries and Japan in December 2015. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets (including Germany France, and the Netherlands) and that additional generic competitors may choose to launch at risk. Although we will continue to seek to remove any such products, generic product entry is resulting in some loss in revenue. We expect that further entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in revenue for the product, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows. See Note 11 to the consolidated condensed financial statements for a more detailed account of the legal proceedings currently pending in the U.S., Europe, and Japan regarding our Alimta patents.
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

Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
U.S.
In the U.S., public concern over access to and affordability of pharmaceuticals continues to drive the regulatory and legislative debate. These policy and political issues increase the risk that taxes, fees, rebates, or other cost control measures may be enacted to manage federal and state budgets. Key health policy proposals affecting biopharmaceuticals include a reduction in biologic data exclusivity, modifications to Medicare Parts B and D, language that would allow the Department of Health and Human Services to negotiate prices for biologics and drugs in Medicare, proposals related to Medicaid prescription drug coverage and manufacturer drug rebates, proposals that would require biopharmaceutical manufacturers to disclose proprietary drug pricing information, and state-level proposals related to prescription drug prices and reducing the cost of pharmaceuticals purchased by government health care programs. California and several other states have enacted legislation related to prescription drug pricing transparency, and it is unclear the effect this legislation will have on our business. The Bipartisan Budget Act, enacted in February 2018, requires manufacturers of brand-name drugs, biologics, and biosimilars to pay a 70 percent discount in the Medicare Part D Coverage Gap, up from the previous 50 percent discount. This increase in coverage gap discounts became effective at the beginning of 2019. In May 2018, the White House released "American Patients First: The Trump Administration Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs" (Blueprint). The Administration’s corresponding request for information included more than 30 proposed policy changes. We believe the effect of certain of these proposals would be positive for our business while others would have negative consequences to our business. The effect of these proposals, and those that extend beyond the Blueprint, will depend on the details and timing of the final legislation, regulation, or guidance and could lead to a wide range of outcomes. Some of these outcomes could have a material adverse effect on our consolidated results of operations and cash flows. In April 2019, the White House signed into law targeted amendments to the Medicaid Drug Rebate Program statute. We do not believe this will have a material impact to our business. In September 2019, the White House signed into law the Fair and Accurate Medicaid Pricing Act. We are currently reviewing the new statute, the impact of which is uncertain at this time. Several states passed importation legislation, including Colorado, Florida, Maine, and Vermont. Specifically, the state of Florida is working with the Administration to implement an importation program from Canada as early as 2020. We are currently reviewing the state legislation, as well as corresponding proposed federal rulemaking and guidance recently announced by the Department of Health and Human Services and the FDA, the impact of which is uncertain at this time.
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
Subsequent to the enactment of the 2017 Tax Act, several items of additional guidance have been issued, including Notices, Proposed Regulations, and Final Regulations. We expect that additional guidance will be issued by the end of 2019 which could materially affect the assumptions and estimates used to record our U.S. federal and state income tax expense resulting from the 2017 Tax Act.
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
In February 2019, we acquired all shares of Loxo for a purchase price of $6.92 billion, net of cash acquired. Under the terms of the agreement, we acquired a pipeline of investigational medicines, including selpercatinib (LOXO-292), an oral RET inhibitor that has been granted Breakthrough Therapy designation by the FDA, and LOXO-305, an oral BTK inhibitor. See Note 3 to the consolidated condensed financial statements for further discussion regarding our recent acquisitions of businesses and assets.
Legal Matters
Information regarding contingencies relating to certain legal proceedings can be found in Item 1. "Legal Proceedings" of Part II of this Quarterly Report on Form 10-Q and is incorporated here by reference.

Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
U.S. (1)	$3,060.2	$3,070.5	—	$9,203.5	$9,108.5	1
Outside U.S.	2,416.4	2,236.4	8	7,002.1	6,747.3	4
Revenue	$5,476.6	$5,306.9	3	$16,205.5	$15,855.7	2
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	5%	12%	8%	5%	10%	7%
Price	(5)	(2)	(4)	(4)	(2)	(3)
Foreign exchange rates	—	(2)	(1)	—	(4)	(2)
Percent change	—%	8%	3%	1%	4%	2%
Numbers may not add due to rounding.
In the U.S. for the three and nine months ended September 30, 2019, the volume increase was primarily driven by Trulicity®, Taltz®, Emgality, Jardiance®, Verzenio®, and Basaglar®, partially offset by decreased volume for products that have lost exclusivity, including Cialis, as well as the impact from the withdrawal of Lartruvo. The decrease in realized prices for the three and nine months ended September 30, 2019 was primarily due to increased coverage gap funding requirements in Medicare Part D. The decrease in realized prices for the three months ended September 30, 2019 was also due to higher contracted rebates.
Outside the U.S. for the three and nine months ended September 30, 2019, the volume increase was primarily driven by Trulicity, Olumiant®, Jardiance, Taltz, and Verzenio, partially offset by the unfavorable impact of foreign exchange rates and, to a lesser extent, lower realized prices.

The following table summarizes our revenue activity by product:

	Three Months Ended September 30,
	2019			2018
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$755.5	$256.0	$1,011.5	$816.2	24
Humalog (2)	356.2	292.6	648.9	664.6	(2)
Alimta	282.4	225.9	508.2	520.5	(2)
Forteo	175.1	195.7	370.7	390.8	(5)
Taltz	250.6	89.4	340.0	263.9	29
Humulin®	218.2	103.6	321.8	322.1	—
Basaglar	202.4	60.8	263.2	201.2	31
Jardiance (3)	140.6	100.1	240.7	166.9	44
Cyramza®	82.5	157.5	240.0	198.4	21
Cialis	30.9	153.4	184.3	467.1	(61)
Cymbalta®	10.3	168.3	178.6	172.0	4
Verzenio	124.8	32.4	157.2	84.5	86
Trajenta® (4)	60.1	95.4	155.5	135.7	15
Erbitux®	113.8	14.8	128.6	159.5	(19)
Olumiant	12.1	102.5	114.6	55.6	NM
Zyprexa®	11.2	94.2	105.4	109.9	(4)
Strattera®	8.7	43.3	52.1	98.7	(47)
Emgality	45.8	1.9	47.7	—	NM
Other products	179.0	228.6	407.6	479.3	(15)
Revenue	$3,060.2	$2,416.4	$5,476.6	$5,306.9	3
Numbers may not add due to rounding.
NM - not meaningful
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes Insulin Lispro.
(3) Jardiance revenue includes Glyxambi® and Synjardy®.
(4) Trajenta revenue includes Jentadueto®.

	Nine Months Ended September 30,
	2019			2018
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$2,213.2	$706.5	$2,919.7	$2,274.3	28
Humalog (2)	1,201.0	856.3	2,057.3	2,226.1	(8)
Alimta	905.8	679.3	1,585.1	1,576.0	1
Forteo	473.8	570.6	1,044.4	1,138.5	(8)
Taltz	699.6	246.7	946.3	630.4	50
Humulin	639.6	302.5	942.1	994.0	(5)
Basaglar	632.8	172.6	805.4	569.0	42
Cialis	209.3	483.4	692.7	1,501.2	(54)
Cyramza	247.4	432.7	680.1	600.8	13
Jardiance (3)	408.4	267.9	676.2	465.1	45
Cymbalta	38.7	491.2	529.9	523.5	1
Trajenta (4)	171.9	269.5	441.4	418.5	5
Erbitux	364.1	42.3	406.4	475.5	(15)
Verzenio	323.5	77.0	400.6	171.9	NM
Zyprexa	29.8	287.2	317.0	360.4	(12)
Olumiant	29.2	269.9	299.1	132.5	NM
Strattera	31.4	169.4	200.8	343.5	(42)
Emgality	91.8	4.5	96.3	—	NM
Other products	492.2	672.6	1,164.7	1,454.5	(20)
Revenue	$9,203.5	$7,002.1	$16,205.5	$15,855.7	2
Numbers may not add due to rounding.
NM - not meaningful
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes Insulin Lispro.
(3) Jardiance revenue includes Glyxambi and Synjardy.
(4) Trajenta revenue includes Jentadueto.
Revenue of Trulicity, a treatment for type 2 diabetes, increased 17 percent and 24 percent in the U.S. during the three and nine months ended September 30, 2019, respectively, primarily driven by increased demand, partially offset by lower realized prices resulting from the following negative price dynamics: higher contracted rebates, changes in segment mix, and increased coverage gap funding requirements in Medicare Part D. We expect these negative price dynamics to moderate by the end of 2019 and into 2020. Revenue outside the U.S. increased 50 percent and 45 percent during the three and nine months ended September 30, 2019, respectively, primarily driven by increased volume.

Revenue of Humalog, our injectable human insulin analog for the treatment of diabetes, decreased 3 percent in the U.S. during the three months ended September 30, 2019, driven by decreased demand and lower realized prices. Revenue decreased 10 percent during the nine months ended September 30, 2019 driven by lower realized prices and decreased demand. Revenue outside the U.S. decreased 2 percent and 4 percent during the three and nine months ended September 30, 2019, respectively. The decrease during the three months ended September 30, 2019 was driven by the unfavorable impact of foreign exchange rates, partially offset by higher realized prices. The decrease during the nine months ended September 30, 2019 was primarily driven by the unfavorable impact of foreign exchange rates, partially offset by increased volume. A competitor launched a similar version of insulin lispro in certain European markets in 2017 and in the U.S. in the second quarter of 2018. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect and have not experienced a rapid and severe decline in revenue. However, due to the impact of competition and due to pricing pressure in the U.S. and some international markets, we expect some price declines and loss of market share to continue over time. Additionally, in the second quarter of 2019, we launched our own insulin lispro authorized generic.
Revenue of Alimta, a treatment for various cancers, decreased 2 percent in the U.S. during the three months ended September 30, 2019, driven by lower realized prices and the impact of buying patterns, partially offset by increased demand. Revenue increased 11 percent in the U.S. during the nine months ended September 30, 2019, driven by increased demand. Revenue outside the U.S. decreased 3 percent in the three months ended September 30, 2019, primarily driven by lower realized prices and, to a lesser extent, the unfavorable impact of foreign exchange rates, partially offset by increased volume. Revenue decreased 11 percent in the nine months ended September 30, 2019, driven by decreased volume resulting from the entry of generic pemetrexed in Germany and the unfavorable impact of foreign exchange rates and lower realized prices. We have faced and remain exposed to generic entry in multiple countries, which has eroded revenue and is likely to continue to erode revenue from current levels.
Revenue of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, decreased 4 percent and 11 percent in the U.S. during the three and nine months ended September 30, 2019, respectively, primarily due to decreased demand. The decrease in demand during the three months ended September 30, 2019 was partially offset by higher realized prices. Revenue outside the U.S. decreased 6 percent during the three months ended September 30, 2019, driven by decreased volume and, to a lesser extent, the unfavorable impact of foreign exchange rates. Revenue decreased 6 percent during the nine months ended September 30, 2019 driven by the unfavorable impact of foreign exchange rates and decreased volume. Our formulation patents for Forteo expired in December 2018, and our use patents expired in August 2019 in major European markets and the U.S. Both the formulation patent and the use patent expired in August 2019 in Japan. While it is difficult to estimate the severity of the impact and timing of generic and/or biosimilar competition, we expect a rapid and severe decline in revenue in the U.S. as a result of generic competition. Outside the U.S., we expect a decline in revenue following a recent biosimilar launch; however the decline may not be rapid and severe.
Revenue of Taltz, a treatment for moderate-to-severe plaque psoriasis and active psoriatic arthritis, increased 19 percent and 41 percent in the U.S. during the three and nine months ended September 30, 2019, respectively, driven by increased demand, partially offset by lower realized prices primarily due to changes in estimates for rebates and discounts. Revenue outside the U.S. increased 68 percent and 83 percent during the three and nine months ended September 30, 2019, respectively, primarily driven by increased volume from recent launches.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, increased 1 percent in the U.S. during the three months ended September 30, 2019, driven by higher realized prices, partially offset by decreased volume. Revenue decreased 6 percent in the U.S. during the nine months ended September 30, 2019, driven primarily by lower realized prices due to changes in estimates to rebates and discounts, changes in segment mix, and increased coverage gap funding in Medicare Part D. Revenue outside the U.S. decreased 1 percent during the three months ended September 30, 2019, due to the unfavorable impact of foreign exchange rates, partially offset by higher realized prices and increased volume. Revenue decreased 4 percent during the nine months ended September 30, 2019, respectively, due to the unfavorable impact of foreign exchange rates, partially offset by increased volume.
Revenue of Basaglar, a long-acting human insulin analog for the treatment of diabetes, increased 29 percent and 44 percent in the U.S. during the three and nine months ended September 30, 2019, respectively, primarily driven by increased demand and higher realized prices. Revenue outside the U.S. increased 39 percent and 34 percent during the three and nine months ended September 30, 2019, respectively, primarily driven by increased volume. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Basaglar.

Revenue of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia, decreased 90 percent and 78 percent in the U.S. during the three and nine months ended September 30, 2019, respectively, driven by decreased demand due to generic competition. Revenue outside the U.S. decreased 10 percent during the three months ended September 30, 2019 driven by decreased demand due to generic competition and, to a lesser extent, lower realized prices and the unfavorable impact of foreign exchange rates. Revenue decreased 11 percent during the nine months ended September 30, 2019 driven by the unfavorable impact of foreign exchange rates, decreased demand due to generic competition and, to a lesser extent, lower realized prices. We have faced and remain exposed to generic competition following the loss of exclusivity, which has eroded revenue and is likely to continue to rapidly and severely erode revenue from current levels. See "Executive Overview - Other Matters - Patent Matters" for more information.
Revenue of Cyramza, a treatment for various cancers, increased 23 percent and 17 percent in the U.S. during the three and nine months ended September 30, 2019, respectively, driven by increased demand and, to a lesser extent, higher realized prices. Revenue outside the U.S. increased 20 percent and 11 percent during the three and nine months ended September 30, 2019, driven by increased volume. The increase in revenue during the nine months ended September 30, 2019 was partially offset by the unfavorable impact of foreign exchange rates and higher realized prices.
Revenue of Jardiance, a treatment for type 2 diabetes and to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease, increased 35 percent and 43 percent in the U.S. during the three and nine months ended September 30, 2019, respectively, driven by increased demand. Revenue outside the U.S. increased 60 percent and 49 percent during the three and nine months ended September 30, 2019, respectively, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue increased 0.2 percentage points to 78.5 percent and increased 1.2 percentage points to 78.8 percent for the three and nine months ended September 30, 2019, respectively. The increase in gross margin percent for the three months ended September 30, 2019 was primarily due to the favorable effect of foreign exchange rates on international inventories sold, lower intangibles amortization expense, and greater manufacturing efficiencies, partially offset by unfavorable product mix primarily as a result of the loss of patent exclusivity for Cialis, and the impact of lower realized prices on revenue. The increase in gross margin percent for the nine months ended September 30, 2019 was primarily due to the favorable effect of foreign exchange rates on international inventories sold and lower intangibles amortization expense, partially offset by unfavorable product mix primarily as a result of the loss of patent exclusivity for Cialis, the impact of lower realized prices on revenue, and charges resulting from the suspension of promotion of Lartruvo.
Research and development expenses increased 8 percent to $1.38 billion and 10 percent to $4.01 billion for the three and nine months ended September 30, 2019, respectively, driven by higher development expenses for late-stage assets.
Marketing, selling, and administrative expenses decreased 3 percent to $1.41 billion for the three months ended September 30, 2019, as lower spending on late life-cycle products, lower litigation charges, and ongoing cost containment measures were partially offset by increased expenses for recently launched products. Marketing, selling, and administrative expenses increased 5 percent to $4.52 billion for the nine months ended September 30, 2019, respectively, primarily due to increased marketing expenses to support the recent U.S. launch of Emgality, as well as other recent product launches.
We recognized $77.7 million and $239.6 million of acquired IPR&D charges for the three and nine months ended September 30, 2019, respectively. The charge for the three months ended September 30, 2019 was related to the collaborations with Centrexion and AC Immune. The nine months ended September 30, 2019 also included charges related to collaborations with ImmuNext and Avidity. We recognized $30.0 million and $1.65 billion of acquired IPR&D charges for the three and nine months ended September 30, 2018, respectively. The charge for the three months ended September 30, 2018 was related to the collaboration with Anima. The nine months ended September 30, 2018 also included charges related to the acquisitions of ARMO and AurKa, as well as the collaboration with Sigilon. See Note 3 to the consolidated condensed financial statements for additional information.
There were no asset impairment, restructuring, and other special charges recognized during the three months ended September 30, 2019. We recognized asset impairment, restructuring, and other special charges of $423.9 million for the nine months ended September 30, 2019, which included $400.7 million related to the acquisition of

Loxo, substantially all of which is associated with the accelerated vesting of Loxo employee equity awards. We recognized asset impairment, restructuring, and other special charges of $42.9 million and $74.2 million during the three and nine months ended September 30, 2018, respectively, primarily due to asset impairments, exit costs, and other charges related to the sale of the Posilac (rbST) brand and the associated Augusta, Georgia manufacturing site, partially offset with a gain recognized associated with a pension curtailment.
Other–net, (income) expense was expense of $24.9 million and income of $28.7 million for the three and nine months ended September 30, 2019, respectively, compared with expense of $1.9 million and income of $114.2 million for the three and nine months ended September 30, 2018, respectively. See Note 13 to the consolidated condensed financial statements for additional information.
The effective tax rate was 10.8 percent for the three months ended September 30, 2019, driven by a net discrete tax benefit related to the settlement of certain tax matters as a result of statute of limitations expirations. The effective tax rate for the nine months ended September 30, 2019 was 12.8 percent, reflecting the non-deductibility of accelerated vesting of Loxo employee equity awards as part of the closing of the acquisition of Loxo, tax expenses associated with the suspension of promotion of Lartruvo, as well as net discrete tax benefits resulting from the settlement of certain tax matters as a result of statute of limitations expirations and the resolution of certain global income tax audits. The effective tax rate for the three months ended September 30, 2018 was 18.5 percent, reflecting a net discrete tax detriment related to tax expenses for U.S. tax reform and the Elanco separation. The effective tax rate for the nine months ended September 30, 2018 was 26.2 percent, as it also reflected these tax charges, as well as the non-deductible acquired IPR&D charges totaling $1.56 billion related to the acquisitions of ARMO and AurKa.
Financial Condition
Cash and cash equivalents decreased to $1.56 billion as of September 30, 2019, compared with $7.32 billion as of December 31, 2018. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the nine months ended September 30, 2019 and 2018.
In addition to our cash and cash equivalents, we held total investments of $1.91 billion and $2.09 billion as of September 30, 2019 and December 31, 2018, respectively. See Note 7 to the consolidated condensed financial statements for additional information.
Total debt increased to $15.23 billion as of September 30, 2019, compared with $10.30 billion as of December 31, 2018. The increase primarily related to the net proceeds of $4.45 billion from the issuance of senior notes in February 2019. The proceeds from these notes were used to fund the acquisition of Loxo and for general corporate purposes. See Note 7 to the consolidated condensed financial statements for additional information.
We have commenced a tender offer to purchase for cash approximately $2.00 billion aggregate principal amount of certain of our outstanding series of notes, subject to certain specified conditions, including the completion of an offering of debt securities. We plan to use the proceeds of such offering, together with cash on hand, to pay the consideration for any tendered notes that we accept for purchase. Holders of the notes subject to the tender offer are not obligated to tender their notes to us pursuant to the tender offer. Accordingly, there can be no assurance that any of the notes will be tendered and accepted for purchase in the tender offer.
As of September 30, 2019, we had a total of $5.42 billion of committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. In January 2019, we entered into a $4.00 billion credit facility to support our commercial paper program, which was terminated upon closing of the February 2019 debt offering. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the nine months ended September 30, 2019, we repurchased $4.10 billion of shares under our $8.00 billion share repurchase program authorized in June 2018. As of September 30, 2019, we had $1.80 billion remaining under this program.
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
Financial Expectations
Full-year 2019 EPS is now anticipated to be in the range of $8.59 to $8.69. We still expect 2019 revenue of between $22.0 billion and $22.5 billion. Revenue growth is expected to be driven by volume from Trulicity, Taltz, Basaglar, Jardiance, Verzenio, Cyramza, Olumiant, and Emgality. Revenue growth is also expected to benefit from the recent launch of Baqsimi. Revenue growth is expected to be partially offset by lower revenue for Cialis and other products that have lost patent exclusivity. Revenue growth is also expected to be partially offset by the negative impact of foreign exchange rates, a mid-single digit net price decline in the U.S. driven primarily by rebates and legislated increases to Medicare Part D cost sharing, patient affordability programs, price declines in some international markets, and the impact of the product withdrawal of Lartruvo.
Gross margin as a percent of revenue is still expected to be approximately 79.0 percent. Research and development expenses are still expected to be in the range of $5.5 billion to $5.7 billion. Marketing, selling, and administrative expenses are still expected to be in the range of $5.9 billion to $6.1 billion. Other—net, (income) expense is now expected to be between income of $50 million and expense of $100 million.
The 2019 tax rate is now expected to be in the range of 13 percent to 14 percent.
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

Our management, with the participation of David A. Ricks, chairman, president, and chief executive officer, and Joshua L. Smiley, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2019, and concluded that they were effective.

(b)
Changes in Internal Controls. During the third quarter of 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2018 (Part I, Item 3) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and June 30, 2019 (See Part II, Item 1).
Other Product Liability Litigation
We are named as a defendant in approximately 250 Axiron personal injury/product liability lawsuits in the U.S. involving approximately 250 plaintiffs. In some of the cases, other manufacturers of testosterone are named as co-defendants. Nearly all of these lawsuits have been consolidated in a federal multi-district litigation in the U.S. District Court for the Northern District of Illinois. A small number of lawsuits have been filed in state courts. The cases generally allege cardiovascular and related injuries. We have reached agreement on a settlement framework that provides for a comprehensive resolution of nearly all of these personal injury claims alleging cardiovascular and related injuries from Axiron treatment. While we are in the process of settling these cases, there can be no assurances, however, that a final settlement of all cases will be reached. We have also been engaged in litigation with Medical Mutual of Ohio (“MMO”), which filed a class action complaint against multiple manufacturers of testosterone products, including us, in the U.S. District Court for the Northern District of Illinois, on behalf of third-party payers who paid for those products and is seeking damages under the Federal Racketeer Influenced and Corrupt Organizations Act. MMO's motion for class certification was denied, and in February 2019, the District Court granted summary judgment in favor of defendants, dismissing MMO's lawsuit with prejudice. MMO’s appeal of this dismissal is currently pending before the U.S. Court of Appeals for the Seventh Circuit, and an oral argument is scheduled for November 2019. We continue to believe all of these lawsuits are without merit and are defending against them vigorously.
Other Patent Matters
We have been named as a defendant in litigation filed by Genentech, Inc. (Genentech) in the U.S. District Court for the Southern District of California seeking a ruling that Genentech’s patent would be infringed by our continued sales of Taltz. We believe this lawsuit is without merit and are defending against it vigorously. Separately, the U.S. Patent and Trademark Office (USPTO) has granted our request to initiate a post grant review to examine the validity of Genentech’s patent asserted against us in the litigation. We expect USPTO’s decision on the merits in the fourth quarter of 2020.
Other Matters
We are named as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas seeking damages under the federal anti-kickback statute and state and federal false claims acts for certain patient support programs related to our products Humalog, Humulin, and Forteo. In September 2019, the U.S. District Court granted the Department of Justice's motion to dismiss the relator’s second amended complaint.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2019	267	$109.51	267	$2,370.8
August 2019	4,195	111.39	4,195	1,903.5
September 2019	929	111.43	929	1,800.0
Total	5,391	111.30	5,391
During the three months ended September 30, 2019, we repurchased $600.0 million of shares under the $8.00 billion share repurchase program authorized in June 2018.
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 3.1	Amended Articles of Incorporation

EXHIBIT 3.2	Bylaws, as amended

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files

Index to Exhibits
The following documents are filed as a part of this Report:

Exhibit
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 2013

EXHIBIT 3.2	Bylaws, as amended, are incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated on December 18, 2018

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files (embedded within the Inline XBRL document)

EXHIBIT 104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date:	October 25, 2019	/s/Bronwen L. Mantlo
Bronwen L. Mantlo
Corporate Secretary
Date:	October 25, 2019	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance and Chief Accounting Officer