Form 10-K
period 2019-12-31
ELI LILLY & Co
filed 2020-02-19
CIK 59478

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2019
Commission file number 001-06351

Eli Lilly and Company

An	Indiana	corporation	I.R.S. employer identification no.	35-0470950
Lilly Corporate Center, Indianapolis, Indiana 46285 (317) 276-2000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock (no par value)	LLY	New York Stock Exchange
1.000% Notes due 2022	LLY22	New York Stock Exchange
7 1/8% Notes due 2025	LLY25	New York Stock Exchange
1.625% Notes due 2026	LLY26	New York Stock Exchange
2.125% Notes due 2030	LLY30	New York Stock Exchange
0.625% Notes due 2031	LLY31	New York Stock Exchange
6.77% Notes due 2036	LLY36	New York Stock Exchange
1.700% Notes due 2049	LLY49A	New York Stock Exchange
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑
Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (Common Stock): approximately $93,167,000,000.
Number of shares of common stock outstanding as of February 13, 2020: 956,382,203
Portions of the Registrant’s Proxy Statement to be filed on or about March 20, 2020 have been incorporated by reference into Part III of this report.
Securities registered pursuant to Section 12(g) of the Exchange Act: None

Eli Lilly and Company
Form 10-K
For the Year Ended December 31, 2019

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
In particular, information appearing under “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Results of Operations and Financial Condition” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, it is based on management's current plans and expectations, expressed in good faith and believed to have a reasonable basis. However, we can give no assurance that any such expectation or belief will result or will be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	uncertainties in the pharmaceutical research and development process, including with respect to the timing of anticipated regulatory approvals and launches of new products;

•	market uptake of recently launched products;

•	competitive developments affecting current products and our pipeline;

•	the expiration of intellectual property protection for certain of our products;

•	our ability to protect and enforce patents and other intellectual property;

•	the impact of actions of governmental and private payers affecting pricing of, reimbursement for, and access to pharmaceuticals;

•	regulatory compliance problems or government investigations;

•	regulatory actions regarding currently marketed products;

•	unexpected safety or efficacy concerns associated with our products;

•	issues with product supply stemming from manufacturing difficulties or disruptions;

•	regulatory changes or other developments;

•	changes in patent law or regulations related to data-package exclusivity;

•	litigation, investigations, or other similar proceedings involving past, current, or future products or commercial activities as we are largely self-insured;

•
unauthorized disclosure, misappropriation, or compromise of trade secrets or other confidential data stored in our information systems, networks, and facilities, or those of third parties with whom we share our data;

•	changes in tax law, including the impact of United States tax reform legislation enacted in December 2017 and related guidance, or events that differ from our assumptions related to tax positions;

•	changes in foreign currency exchange rates, interest rates, and inflation;

•	asset impairments and restructuring charges;

•	changes in accounting and reporting standards promulgated by the Financial Accounting Standards Board and the Securities and Exchange Commission;

•	acquisitions and business development transactions and related integration costs;

•	information technology system inadequacies or operating failures;

•	reliance on third-party relationships and outsourcing arrangements; and

•	the impact of global macroeconomic conditions.
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
Eli Lilly and Company (the “company” or “registrant” or "Lilly") was incorporated in 1901 in Indiana to succeed to the drug manufacturing business founded in Indianapolis, Indiana, in 1876 by Colonel Eli Lilly. We discover, develop, manufacture, and market products in a single business segment—human pharmaceutical products.
Our purpose is to unite caring with discovery to create medicines that make life better for people around the world. Most of the products we sell today were discovered or developed by our own scientists, and our success depends to a great extent on our ability to continue to discover or acquire, develop, and bring to market innovative new medicines.
In September 2018 Elanco Animal Health Incorporated (Elanco), an animal health business previously wholly owned by the company, completed an initial public offering of its common stock, which trades on the New York Stock Exchange, and in March 2019, we completed the disposition of our remaining ownership of Elanco common stock. For more information on the exchange offer, see Item 7, “Management’s Discussion and Analysis - Results of Operations - Executive Overview”.
We manufacture and distribute our products through facilities in the United States (U.S.), Puerto Rico, and 8 other countries. Our products are sold in approximately 120 countries.
Products
Our products include:
Diabetes and other endocrinology products, including:

•	Baqsimi® (glucagon), a nasal powder formulation for the treatment of severe hypoglycemia in patients with diabetes (approved in the U.S. and Europe in 2019)

•	Basaglar® (insulin glargine injection), a long-acting human insulin analog for the treatment of diabetes (launched in Japan and Europe under the trade name Abasaglar™)

•	Forteo®, for the treatment of osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women

•	Humalog®, Humalog Mix 75/25, Humalog U-100, Humalog U-200, Humalog Mix 50/50, and insulin lispro, insulin analogs for the treatment of diabetes

•	Humatrope®, for the treatment of human growth hormone deficiency and certain pediatric growth conditions

•	Humulin®, Humulin 70/30, Humulin N, Humulin R, and Humulin U-500, human insulins of recombinant DNA origin for the treatment of diabetes

•	Jardiance®, for the treatment of type 2 diabetes and to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease

•	Trajenta®, for the treatment of type 2 diabetes

•	Trulicity®, for the treatment of type 2 diabetes
Immunology products, including:

•	Olumiant®, for the treatment of adults with moderately-to-severely active rheumatoid arthritis (approved in Europe and Japan in 2017, and in the U.S. in 2018)

•
Taltz®, for the treatment of moderate-to-severe plaque psoriasis, active psoriatic arthritis (approved in the U.S. in 2017, and in Europe in 2018), and ankylosing spondylitis (approved in the U.S. in 2019)

Neuroscience products, including:

•
Cymbalta®, for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, fibromyalgia, and chronic musculoskeletal pain due to chronic low back pain or chronic pain due to osteoarthritis

•
Emgality®, a once-monthly subcutaneously injected calcitonin gene-related peptide (CGRP) antibody for migraine prevention (approved in the U.S. and Europe in 2018) and the treatment of episodic cluster headache (approved in the U.S. in 2019)

•	Reyvow™, an oral medicine for the acute treatment of migraine (launched in the U.S. in 2020)

•	Strattera®, for the treatment of attention-deficit hyperactivity disorder

•	Zyprexa®, for the treatment of schizophrenia, acute mixed or manic episodes associated with bipolar I disorder, and bipolar maintenance
Oncology products, including:

•
Alimta®, for the first-line treatment, in combination with another agent, of advanced non-small cell lung cancer (NSCLC) for patients with non-squamous cell histology; for the second-line treatment of advanced non-squamous NSCLC; as monotherapy for the maintenance treatment of advanced non-squamous NSCLC in patients whose disease has not progressed immediately following chemotherapy treatment; and in combination with another agent, for the treatment of malignant pleural mesothelioma

•
Cyramza®, for use as a single agent or in combination with another agent as a second-line treatment of advanced or metastatic gastric cancer or gastro-esophageal junction adenocarcinoma; in combination with another agent as a second-line treatment of metastatic NSCLC; in combination with another agent as a second-line treatment of metastatic colorectal cancer; as a single agent as a second-line treatment of hepatocellular carcinoma (approved in the U.S. in 2019); and in combination with another agent as a first-line treatment of adult patients with metastatic NSCLC with activating epidermal growth factor receptor (EGFR) mutations (approved in Europe in 2020)

•
Erbitux®, indicated both as a single agent and in combination with another chemotherapy agent for the treatment of certain types of colorectal cancers; and as a single agent, in combination with chemotherapy, or in combination with radiation therapy for the treatment of certain types of head and neck cancers

•
Verzenio®, for use as a single agent and in combination with endocrine therapy for the treatment of a certain type of metastatic breast cancer (approved in the U.S. in 2017 and in Europe and Japan in 2018)

Other products, including:

•	Cialis®, for the treatment of erectile dysfunction and benign prostatic hyperplasia
Marketing
We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local customer needs.
U.S.
In the U.S., most of our products are distributed through wholesalers that serve pharmacies, physicians and other health care professionals, and hospitals. In 2019, 2018, and 2017, three wholesale distributors in the U.S. - McKesson Corporation, AmerisourceBergen Corporation, and Cardinal Health, Inc. - each accounted for between 14 percent and 21 percent of our consolidated total revenue. No other distributor accounted for more than 10 percent of our consolidated total revenue in any of those years.
We promote our major products in the U.S. through sales representatives who call upon physicians and other health care professionals. We also promote to healthcare providers in medical journals and on-line health care channels, distribute literature and samples of certain products to physicians, and exhibit at medical meetings. In addition, we advertise certain products directly to consumers in the U.S., and we maintain websites with information about our major products. We supplement our employee sales force with contract sales organizations to leverage our own resources.
We maintain special business groups to service wholesalers, pharmacy benefit managers, managed care organizations, group purchasing organizations, government and long-term care institutions, hospitals, and certain retail pharmacies. We enter into arrangements with these organizations providing for discounts or rebates on our products.

Outside the U.S.
Outside the U.S., we promote our products to healthcare providers primarily through sales representatives and on-line health care channels. While the products marketed vary from country to country, diabetes and other endocrinology products constitute the largest single group in consolidated revenue. Distribution patterns vary from country to country. In most countries in which we operate, we maintain our own sales organizations, but in some smaller countries we market our products through independent distributors.
Marketing Collaborations
Certain of our products are marketed in arrangements with other pharmaceutical companies, including the following:

•
We and Boehringer Ingelheim have a global agreement to develop and commercialize a portfolio of diabetes products, including Trajenta, Jentadueto®, Jardiance, Glyxambi®, Synjardy®, Trijardy® XR, and Basaglar.

For additional information, see Item 8, "Financial Statements and Supplementary Data - Note 4, Collaborations and Other Arrangements."
Competition
Our products compete globally with products of many other companies in highly competitive markets.
Important competitive factors include effectiveness, safety, and ease of use; price and demonstrated cost-effectiveness; marketing effectiveness; and research and development of new products, processes, and uses. Most new products that we introduce must compete with other branded or generic products already on the market or products that are later developed by competitors. If competitors introduce new products or delivery systems with therapeutic or cost advantages, our products can be subject to decreased sales, progressive price reductions, or both.
We believe our long-term competitive success depends upon discovering and developing (either alone or in collaboration with others) or acquiring innovative, cost-effective products that provide improved outcomes and deliver value to payers, and continuously improving the productivity of our operations in a highly competitive environment. There can be no assurance that our efforts will result in commercially successful products, and it is possible that our products will be, or become, uncompetitive from time to time as a result of products developed by our competitors.
Generic Pharmaceuticals
One of the biggest competitive challenges we face is from generic pharmaceuticals. In the U.S. and Europe, the regulatory approval process for pharmaceuticals (other than biological products (biologics)) exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy of the innovator product. Therefore, generic manufacturers generally invest far less than we do in research and development and can price their products much lower than our branded products. Accordingly, when a branded non-biologic pharmaceutical loses its market exclusivity, it normally faces intense price competition from generic forms of the product. Public and private payers typically encourage the use of generics as alternatives to brand-name drugs in their healthcare programs. Laws in the U.S. generally allow, and in many cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be essentially equivalent to a brand-name drug. Where substitution is mandatory, it must be made unless the prescribing physician expressly forbids it. In many countries outside the U.S., intellectual property protection is weak, and we must compete with generic or counterfeit versions of our products.
Biosimilars
Several of our current products, including Cyramza, Emgality, Erbitux, Taltz, and Trulicity and many of the new molecular entities (NMEs) in our research pipeline are biologics. Competition for Lilly’s biologics may be affected by the approval of follow-on biologics, also known as biosimilars. A biosimilar is a subsequent version of an approved innovator biologic that, due to its functional and structural similarity to the innovator biologic, is approved based on an abbreviated data package that relies in part on the full testing required of the innovator biologic. Globally, most governments have developed regulatory pathways to approve biosimilars as alternatives to innovator-developed biologics, but the patent and regulatory exclusivity for the existing innovator biologic must expire in a given market before biosimilars may enter that market. The extent to which a biosimilar, once approved, will be substituted for the innovator biologic in a way that is similar to traditional generic substitution for non-biologic products, is not yet entirely clear, and will depend on a number of regulatory and marketplace factors that are still developing.
Biosimilars may present both competitive challenges and opportunities. For example, a competitor company has developed a version of insulin lispro which competes with our product Humalog. On the other hand, with our partner Boehringer Ingelheim, we developed Basaglar, a new insulin glargine product, which has the same amino acid sequence as a product currently marketed by a competitor and has launched as a follow-on biologic in the U.S., and as a biosimilar in Europe and Japan. In March 2020, the U.S. regulatory status of all of our insulin products will transition to become regulated as “biologics” rather than “drugs.” Based on recent U.S. Food and Drug Administration (FDA) draft guidance, this change may lower the requirements for competitor biosimilar products to enter the market, some of which could be designated as interchangeable and therefore substituted for our insulin products at U.S. pharmacies.
U.S. Private Sector Dynamics
In the U.S. private sector, consolidation and integration among healthcare providers is also a major factor in the competitive marketplace for pharmaceuticals. Health plans and pharmacy benefit managers have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance. For example, in 2018 CVS Health, a large pharmacy benefit manager and pharmacy chain, acquired Aetna, a large national insurer, and Cigna Corporation acquired Express Scripts in a similar transaction. More recently, in December 2019, Express Scripts signed a three-year partnership agreement with another pharmacy benefit manager, Prime Therapeutics.
Payers typically maintain formularies which specify coverage (the conditions under which drugs are included on a plan's formulary) and reimbursement (the associated out-of-pocket cost to the consumer). Formulary placement can lead to reduced usage of a drug for the relevant patient population due to coverage restrictions, such as prior authorizations and formulary exclusions, or due to reimbursement limitations which result in higher consumer out-of-pocket cost, such as non-preferred co-pay tiers, increased co-insurance levels, and higher deductibles. Consequently, pharmaceutical companies compete for formulary placement not only on the basis of product attributes such as efficacy, safety profile, or patient ease of use, but also by providing rebates. Value-based agreements, where pricing is based on achievement, or not, of specified outcomes, are another tool which may be utilized between payers and pharmaceutical companies as formulary placement and pricing are negotiated. Price is an increasingly important factor in formulary decisions, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. These downward pricing pressures are expected to continue to negatively affect our future consolidated results of operations.
Patents, Trademarks, and Other Intellectual Property Rights
Overview
Intellectual property protection is critical to our ability to successfully commercialize our life sciences innovations and invest in the search for new medicines. We own, have applied for, or are licensed under, a large number of patents in the U.S. and many other countries relating to products, product uses, formulations, and manufacturing processes. In addition, as discussed below, for some products we have effective intellectual property protection in the form of data protection under pharmaceutical regulatory laws.
The patent protection anticipated to be of most relevance to pharmaceuticals is provided by national patents claiming the active ingredient (the compound patent), particularly those in major markets such as the U.S., various European countries, and Japan. These patents may be issued based upon the filing of international patent applications, usually filed under the Patent Cooperation Treaty (PCT). Patent applications covering compounds are generally filed during the Discovery Phase of the drug discovery process, which is described in the “Research and Development” section below. In general, national patents in each relevant country are available for a period of 20 years from the filing date of the PCT application, which is often years prior to the launch of a commercial product. Further patent term adjustments and restorations may extend the original patent term:

•
Patent term adjustment is a statutory right available to all U.S. patent applicants to provide relief in the event that a patent grant is delayed during examination by the United States Patent and Trademark Office (USPTO).

•
Patent term restoration is a statutory right provided to U.S. patent holders that claim inventions subject to review by the FDA. To make up for a portion of the time invested in clinical trials and the FDA review process, a single patent for a pharmaceutical product may be eligible for patent term restoration. Patent term restoration is limited by a formula and cannot be calculated until product approval due to uncertainty about the duration of clinical trials and the time it takes the FDA to review an application. There is a five-year cap on any restoration, and no patent's expiration date may be extended beyond 14 years from FDA approval. Some countries outside the U.S. also offer forms of patent term restoration. For example, Supplementary Protection Certificates are available to extend the life of a European patent up to an additional five years (subject to a 15-year cap from European Medicines Agency (EMA) approval). Similarly, in Japan, South Korea, and Australia, patent terms can be extended up to five years, depending on the length of regulatory review and other factors.
Loss of effective patent protection for pharmaceuticals, especially for non-biologic products, typically results in the loss of effective market exclusivity for the product, which often results in severe and rapid decline in revenues for the product. However, in some cases the innovator company may be protected from approval of generic, biosimilar, or other follow-on versions of a new medicine beyond the expiration of the compound patent through manufacturing trade secrets, later-expiring patents on manufacturing processes, methods of use or formulations, or data protection that may be available under pharmaceutical regulatory laws. Changes to the laws and regulations governing these protections could result in earlier loss of effective market exclusivity. The primary forms of data protection are as follows:

•
Regulatory authorities in major markets generally grant data package protection for a period of years following new drug approvals in recognition of the substantial investment required to complete clinical trials. Data package protection prohibits other manufacturers from submitting regulatory applications for marketing approval based on the innovator company’s regulatory submission data for the drug. The base period of data package protection depends on the country. For example, the period is generally five years in the U.S. (12 years for new biologics as described below), effectively 10 years in Europe, and eight years in Japan. The period begins on the date of product approval and runs concurrently with the patent term for any relevant patent.

•
Under the Biologics Price Competition and Innovation Act of 2009 (the BPCI Act), the FDA has the authority to approve biosimilars. A competitor seeking approval of a biosimilar must file an application to show its molecule is highly similar to an approved innovator biologic and include a certain amount of safety and efficacy data that the FDA will consider on a case-by-case basis. Under the data protection provisions of this law, the FDA cannot approve a biosimilar application until 12 years after initial marketing approval of the innovator biologic, subject to certain conditions. The BPCI Act is part of the Affordable Care Act, the constitutionality of which is currently being litigated.

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

Outside the major markets, the adequacy and effectiveness of intellectual property protection for pharmaceuticals varies widely, and in a number of these markets we are unable to patent our products or to enforce the patents we receive for our products. Under the Trade-Related Aspects of Intellectual Property Agreement (TRIPs) administered by the World Trade Organization, more than 140 countries have agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to patent owners. Certain developing countries limit protection for biopharmaceutical products under their interpretation of “flexibilities” allowed under the agreement. Thus, some types of patents, such as those on new uses of compounds or new forms of molecules, are not available in certain developing countries. Further, many developing countries, and some developed countries, do not provide effective data package protection even though it is specified in TRIPs.

Our Intellectual Property Portfolio
We consider intellectual property protection for certain products, processes, uses, and formulations—particularly with respect to those products discussed below—to be important to our operations. In addition to the data protection and patents identified below, we may hold patents on manufacturing processes, formulations, devices, or uses that extend exclusivity beyond the dates shown below.
The most relevant U.S. patent protection or data protection and associated expiry dates for our top-selling or recently launched patent-protected marketed products are as follows:

•	Alimta is protected by a vitamin regimen patent (2021) plus pediatric exclusivity (May 2022).

•	Baqsimi is protected by data protection (July 2022).

•	Cyramza is protected by a compound patent and biologics data protection (2026).

•	Emgality is protected by a compound patent (2033).

•	Jardiance, and the related combination products Glyxambi and Synjardy, are protected by a compound patent (2025, not including possible patent extension).

•	Olumiant is protected by a compound patent (2030, not including possible patent extension).

•	Reyvow is protected by a compound patent (2025, not including possible patent extension).

•	Taltz is protected by a compound patent (2026, not including possible patent extension) and by biologics data protection (2028).

•	Trajenta and Jentadueto are protected by a compound patent (2023, not including possible patent extension).

•	Trulicity is protected by a compound patent (2027).

•	Verzenio is protected by a compound patent (2029, not including possible patent extension).
Outside the U.S., important patent protection or data protection includes:

•	Alimta is protected by a vitamin regimen patent in major European countries (June 2021) and by patents covering use to treat cancer concomitantly with vitamins in Japan (June 2021).

•	Cyramza is protected by a compound patent in major European countries (2028) and Japan (2026).

•	Emgality in is protected by a compound patent in major European countries (2033) and Japan (2031, not including possible patent extension).

•	Olumiant is protected by a compound patent in major European countries (2029, not including possible patent extension) and Japan (2033).

•	Taltz is protected by a compound patent in major European countries (2031) and Japan (2030).

•	Trulicity is protected by a compound in major European countries and Japan (2029).

•	Verzenio is protected by a compound in major European countries and Japan (2029).
Baqsimi has been submitted for regulatory review in Japan, where it is expected to be protected by data protection upon approval (6 years).
Flortaucipir has been submitted for regulatory review in the U.S. for use as a positron emission tomography (PET) imaging agent and is protected by a compound patent (2029, not including possible patent extension).
Selpercatinib has been submitted for regulatory review in the U.S. for the treatment of cancers in certain patients and is protected by a U.S. compound patent (2037, not including possible patent extension).
Tanezumab has been submitted for regulatory review in the U.S. for the treatment of osteoarthritis pain and is expected to be protected by data protection upon approval (12 years).
Worldwide, we sell all of our major products under trademarks for names and unique product appearance (e.g., the appearance of our Trulicity autoinjector) which we consider in the aggregate to be important to our operations. Trademark protection varies throughout the world, with protection continuing in some countries as long as the mark is used, and in other countries as long as it is registered. Registrations are normally for fixed but renewable terms. Trademark protection often extends beyond the patent and data protection for a product.

Patent Licenses
Most of our major products are not subject to significant license agreements. For information on our license and collaboration agreement with Incyte Corporation related to Olumiant, see Item 8, "Financial Statements and Supplementary Data - Note 4, Collaborations."
Patent Challenges
In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, authorizes the FDA to approve generic versions of innovative pharmaceuticals (other than biologics) when the generic manufacturer has not conducted safety and efficacy studies but files an Abbreviated New Drug Application (ANDA). In an ANDA, the generic manufacturer must demonstrate only “bioequivalence” between the generic version and the New Drug Application (NDA)-approved drug—not safety and efficacy. Establishing bioequivalence is generally straightforward and inexpensive for the generic company.
Absent a patent challenge, the FDA cannot approve an ANDA until after certain of the innovator’s patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an ANDA alleging that one or more or all of the patents listed in the innovator’s NDA are invalid or not infringed. This allegation is commonly known as a “Paragraph IV certification.” If the innovator responds by filing suit against the generic manufacturer, the FDA is then prohibited from approving the generic company’s application for a 30-month period (which can be shortened or extended by the trial court judge hearing the patent challenge). If one or more of the NDA-listed patents are challenged, the first filer(s) of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers.
Generic manufacturers use Paragraph IV certifications extensively to challenge patents on innovative pharmaceuticals. In addition, generic companies have shown willingness to launch “at risk,” i.e., after receiving ANDA approval but before final resolution of their patent challenge. We are currently in Hatch-Waxman litigation involving Alimta with five generic manufacturers. For more information on Hatch-Waxman litigation involving the company, see Item 8, “Financial Statements and Supplementary Data - Note 16, Contingencies” and Item 3, "Legal Proceedings."
Under the BPCI Act, the FDA cannot approve a biosimilar application until data protection expires, 12 years after initial marketing approval of the innovator biologic. However, the BPCI Act does provide a mechanism for a competitor to challenge the validity of an innovator’s patents as early as four years after initial marketing approval of the innovator biologic. The patent litigation scheme under the BPCI Act is complex and courts have held that biosimilar applicants are not required to engage in it. Patent holders still have the right to bring suit under normal patent law procedures if a biosimilar applicant attempts to commercialize a product prior to patent expiration.
In addition, there is a procedure in U.S. patent law known as inter partes review (IPR), which allows any member of the public to file a petition with the USPTO seeking the review of any issued U.S. patent for validity. IPRs are conducted before Administrative Patent Judges in the USPTO using a lower standard of proof than used in federal district court. In addition, the challenged patents are not accorded the presumption of validity as they are in federal district court. Generic drug companies and even some investment firms have engaged in the IPR process in attempts to invalidate our patents.
Outside the U.S., the legal doctrines and processes by which pharmaceutical patents can be challenged vary widely. In recent years, we have experienced an increase in patent challenges from generic manufacturers in many countries outside the U.S. For more information on administrative challenges and litigation involving our Alimta patents in Europe and Japan, see Item 8, “Financial Statements and Supplementary Data - Note 16, Contingencies.”
Government Regulation of Our Operations
Our operations are regulated extensively by numerous national, state, and local agencies. The lengthy process of laboratory and clinical testing, data analysis, manufacturing development, and regulatory review necessary for governmental approvals is extremely costly and can significantly delay product introductions. Promotion, marketing, manufacturing, and distribution of pharmaceutical products are extensively regulated in all major markets. We conduct extensive post-marketing surveillance of the safety of the products we sell. In addition, our operations are subject to complex federal, state, local, and foreign laws and regulations concerning the environment, occupational health and safety, and privacy. Compliance with the laws and regulations affecting the manufacture and sale of current products and the discovery, development, and introduction of new products will continue to require substantial effort, expense, and capital investment.

Of particular importance to our business is the FDA in the U.S. Pursuant to the Federal Food, Drug, and Cosmetic Act, the FDA has jurisdiction over all of our products and devices in the U.S. and administers requirements covering the testing, safety, effectiveness, manufacturing, quality control, distribution, labeling, marketing, advertising, dissemination of information, and post-marketing surveillance of those products.
The FDA extensively regulates all aspects of manufacturing quality for pharmaceuticals under its current Good Manufacturing Practices (cGMP) regulations. Outside the U.S., our products and operations are subject to similar regulatory requirements, notably by the EMA in Europe and the Ministry of Health, Labor and Welfare in Japan. Specific regulatory requirements vary from country to country. We make substantial investments of capital and operating expenses to implement comprehensive, company-wide quality systems in our manufacturing, product development, and process development operations in an effort to ensure sustained compliance with cGMP and similar regulations. However, in the event we fail to adhere to these requirements in the future, we could be subject to interruptions in production, fines and penalties, and delays in new product approvals. Certain of our products are manufactured by third parties, and their failure to comply with these regulations could adversely affect us through failure to supply product to us or delays in new product approvals.
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
Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access
In the U.S., we are required to provide rebates to the federal government and respective state governments on their purchases of our pharmaceuticals under state Medicaid and Medicaid Managed Care programs (minimum of 23.1 percent plus adjustments for price increases over time) and rebates to private payers who cover patients in certain types of health care facilities that serve low-income and uninsured patients (known as 340B facilities). No rebates are required at this time in the Medicare Part B (physician and hospital outpatient) program where reimbursement is set on an "average selling price plus 4.3 percent" formula. Additionally, an annual fee is imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs. Since 2019, the Bipartisan Budget Act has required manufacturers of brand-name drugs, biologics, and biosimilars to provide a discount of 70 percent of the cost of branded prescription drugs for Medicare Part D participants who are in the “doughnut hole” (the coverage gap in Medicare prescription drug coverage), up from the previous 50-percent discount.

Rebates are also negotiated in the private sector. We give rebates to private payers who provide prescription drug benefits to seniors covered by Medicare and to private payers who provide prescription drug benefits to their customers. These rebates are affected by the introduction of competitive products and generics in the same class.
In 2019, the White House signed into law targeted amendments to the Medicaid Drug Rebate Program statute, as well as the Fair and Accurate Medicaid Pricing Act, which was part of the Continuing Appropriations Act. We do not believe either will have a material impact to our business. Several states have passed importation legislation, including Colorado, Florida, Maine, and Vermont. Specifically, the state of Florida is working with the Administration to implement an importation program from Canada as early as 2020. We are currently reviewing the state legislation, as well as corresponding proposed federal rulemaking and guidance recently published by the Department of Health and Human Services and the FDA, the impact of which is uncertain at this time.
In most international markets, we operate in an environment of government-mandated cost-containment programs, which may include price controls, international reference pricing (to other countries’ prices), discounts and rebates, therapeutic reference pricing (to other, often generic, pharmaceutical choices), restrictions on physician prescription levels, and mandatory generic substitution.
Globally, public and private payers are increasingly restricting access to pharmaceuticals based on assessments of comparative effectiveness and value, including through the establishment of formal health technology assessment processes. In addition, third party organizations, including professional associations, academic institutions, and non-profit entities associated with payers, are conducting and publishing comparative effectiveness and cost/benefit analyses on medicines, the impact of which are uncertain at this time.
We cannot predict the extent to which our business may be affected by these or other potential future legislative, regulatory, or payer developments. However, in general we expect that state, federal, and international legislative and regulatory developments could have further negative effects on pricing and reimbursement for our products.
Research and Development
Our commitment to research and development dates back more than 140 years. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2019, we employed approximately 7,810 people in pharmaceutical research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel.
Our internal pharmaceutical research focuses primarily on the areas of oncology, diabetes, neurodegeneration, immunology, and pain. We believe that we have a strong biotechnology research program, with more than half of our clinical-stage pipeline currently consisting of biologics. In addition to discovering and developing NMEs, we seek to expand the value of existing products through new uses, formulations, and therapeutic approaches that provide additional value to patients.
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

Pharmaceutical development is time-consuming, expensive, and risky. On average, only one out of many thousands of molecules discovered by researchers ultimately becomes an approved medicine. The process from discovery to regulatory approval can take over a decade. Drug candidates can fail at any stage of the process, and even late-stage drug candidates sometimes fail to receive regulatory approval or achieve commercial success. The rate of innovation cycles leading to medical improvements over initial inventions is accelerating, which has increased the risk that we opt not to develop a late-stage asset or that new products fail to achieve commercial success due to technical obsolescence - displacement by follow-on competitor products - before the period of exclusivity has ended. After approval and launch of a product, we expend considerable resources on post-marketing surveillance and additional clinical studies to collect data and understand the benefits and potential risks of medicines as they are used as therapeutics. Consistent with their purpose, these studies have the potential to identify information about problems with product safety or efficacy that result in product withdrawal. The following describes in more detail the research and development process for pharmaceutical products:
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
The early development phase involves refining candidate molecules, understanding how to manufacture them efficiently, and completing initial testing for safety and efficacy. Safety testing is done first in laboratory tests and animals, as necessary, to identify toxicity and other potential safety issues that would preclude use in humans. In general, the first human tests (often referred to as Phase I) are conducted in small groups of healthy volunteers or patients to assess safety and find the potential dosing range. After a safe dose range has been established, the drug is typically administered to small populations of patients (Phase II) to look for initial signs of efficacy in treating the targeted disease, or biomarkers of the disease, and to continue to assess safety. In parallel, scientists work to identify safe, effective, and economical manufacturing processes. Long-term animal studies continue to test for potential safety issues. Of the molecules that enter the early development phase, approximately 10 percent move on to the product phase. The early development phase can take several years to complete.

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

We believe our investments in research, both internally and in collaboration with others, have been rewarded by the large number of new molecules and new indications for existing molecules that we have in all stages of development. We currently have approximately 45 drug candidates across all stages of human testing and a larger number of projects in preclinical development. Among our new investigational molecules currently in the product phase of development or awaiting regulatory approval or launch are potential therapies for various cancers; Alzheimer’s disease; pain; migraine; cluster headache; diabetes; obesity; and autoimmune diseases, including alopecia areata, systemic lupus erythematosus, psoriasis, atopic dermatitis, Crohn's disease, and ulcerative colitis. We are studying many other drug candidates in the earlier stages of development in our chosen priority areas. We are also developing new uses, formulations, or delivery methods for many of these molecules as well as several currently marketed products. See Item 7, "Management's Discussion and Analysis - Results of Operations - Executive Overview - Late-Stage Pipeline," for more information on certain of our product candidates.
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
However, pharmaceutical production processes are complex, highly regulated, and vary widely from product to product. Shifting or adding manufacturing capacity can be a very lengthy process requiring significant capital expenditures, process modifications, and regulatory approvals. Accordingly, if we were to experience unplanned plant shutdowns at one of our own facilities, significant failure of a contract supplier, or significant unanticipated increases in demand, we could experience an interruption in supply of certain products or product shortages until production could be resumed or expanded.
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
Quality of production processes involves strict control of ingredients, equipment, facilities, manufacturing methods, packaging materials, and labeling. We perform tests at various stages of production processes and on the final product in an effort to assure that the product meets all regulatory requirements and Lilly internal standards. These tests may involve chemical and physical chemical analyses, microbiological testing, testing in animals, or a combination thereof. Additional assurance of quality is provided by corporate quality-assurance groups that audit and monitor all aspects of quality related to pharmaceutical manufacturing procedures and systems in company operations and at third-party suppliers.
Executive Officers of the Company
The following table sets forth certain information regarding our executive officers. Except as otherwise noted, all executive officers have been employed by the company in management or executive positions during the last five years.
The term of office for each executive officer expires on the date of the annual meeting of the Board of Directors, to be held on May 4, 2020 in connection with the company's annual shareholders meeting, or on the date his or her successor is chosen and qualified. No director or executive officer has a “family relationship” with any other director or executive officer of the company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer or director and any other person pursuant to which the executive officer was selected.

Name	Age	Offices and Business Experience
David A. Ricks	52	President, Chief Executive Officer, director (since January 2017) and board chair (since June 2017)
Melissa S. Barnes	51	Senior Vice President, Enterprise Risk Management and Chief Ethics and Compliance Officer (since January 2013)
Stephen F. Fry	54	Senior Vice President, Human Resources and Diversity (since February 2011)
Anat Hakim	50
Senior Vice President and General Counsel (since February 2020). Prior to joining Lilly Ms. Hakim was Executive Vice President, General Counsel and Secretary of Wellcare Health Plans, a managed care company. Prior to joining Wellcare, she served as Divisional Vice President and Associate General Counsel at Abbott Laboratories, a health care company.

Patrik Jonsson	53	Senior Vice President and President, Lilly Bio-Medicines (since September 2019)
Michael B. Mason	53	Senior Vice President and President, Lilly Diabetes (since January 2020)
Johna L. Norton	53	Senior Vice President, Global Quality (since April 2017)
Myles O'Neill	61	Senior Vice President and President, Manufacturing Operations (since January 2018)
Leigh Ann Pusey	57	Senior Vice President, Corporate Affairs and Communications (since June 2017). Prior to joining Lilly, Ms. Pusey served as president and CEO of the American Insurance Association.
Aarti Shah, Ph.D.	55	Senior Vice President and Chief Information and Digital Officer (since January 2018)
Daniel Skovronsky, M.D., Ph.D.	46	Senior Vice President, Chief Scientific Officer, and President, Lilly Research Laboratories (since June 2018)
Joshua L. Smiley	50	Senior Vice President and Chief Financial Officer (since January 2018)
Anne E. White	51	Senior Vice President and President, Lilly Oncology (since September 2018)
Alfonso Zulueta	57	Senior Vice President and President, Lilly International (since January 2014)
Employees
At the end of 2019, we employed approximately 33,625 people, including approximately 18,915 employees outside the U.S. A substantial number of our employees have long records of continuous service.
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
In addition, the Corporate Governance portion of our website includes our corporate governance guidelines, board and committee information (including committee charters), and our articles of incorporation and bylaws. The link to our corporate governance information is https://www.lilly.com/about/corporate-governance/Pages/corporate-governance.aspx.
We will provide paper copies of our SEC filings free of charge upon request to the company’s secretary at the address listed on the front of this Form 10-K.

Item 1A.	Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our company. It is possible that our business, financial condition, liquidity, cash flows, or results of operations could be materially adversely affected by any of these risks. Certain of these risks could also adversely affect the company's reputation.

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
We cannot state with certainty when or whether our products now under development will be approved or launched; whether, if initially granted, such approval will be maintained; whether we will be able to develop, license, or otherwise acquire additional product candidates or products; or whether our products, once launched, will be commercially successful. We must maintain a continuous flow of successful new products and successful new indications or brand extensions for existing products sufficient both to cover our substantial research and development costs and to replace revenues that are lost as profitable products lose intellectual property exclusivity or are displaced by competing products or therapies. Failure to do so in the short-term or long-term would have a material adverse effect on our business, results of operations, cash flows, and financial position. See Item 7, “Management’s Discussion and Analysis - Results of Operations - Executive Overview - Late-Stage Pipeline,” for more details.

•
We depend on products with intellectual property protection for most of our revenues, cash flows, and earnings; we have lost or will lose effective intellectual property protection for many of those products in the next several years, which has resulted and is likely to continue to result in rapid and severe declines in revenues.

A number of our top-selling products have recently lost, or will lose in the next several years, significant patent protection and/or data protection in the U.S. as well as key countries outside the U.S., as illustrated in the tables below:

Product	U.S. Revenues (2019) ($ in millions)	Percent of Worldwide Revenues (2019)	Patent / Data Protection - U.S.
Alimta	$1,219.5	5%	Vitamin regimen patent plus pediatric exclusivity will expire in May 2022
Forteo	645.5	3%	Formulation and related process patents expired in December 2018 and use patents expired in August 2019

Product	Revenues Outside U.S. (2019) ($ in millions)	Percent of Worldwide Revenues (2019)	Patent / Data Protection - Major Europe / Japan
Alimta	$896.4	4%	Major European countries: vitamin regimen patent will expire in June 2021 Japan: use patents to treat cancer concomitantly with vitamins will expire in June 2021
Forteo	759.1	3%	Japan: data package protection expired in July 2018; formulation and use patents expired in August 2019
Cymbalta	675.8	3%	Japan: data package protection expired in January 2020
Certain other significant products no longer have effective exclusivity through patent protection or data protection. For non-biologic products, loss of exclusivity (whether by expiration of legal rights or by termination thereof as a consequence of litigation) typically results in the entry of one or more generic competitors, leading to a rapid and severe decline in revenues, especially in the U.S. Historically, outside the U.S. the market penetration of generics following loss of exclusivity has not been as rapid or pervasive as in the U.S.; however, generic market penetration is increasing in many markets outside the U.S., including Japan, Europe, and many countries in the emerging markets. For biologics (such as Humalog, Humulin, Erbitux, Cyramza, Trulicity, Taltz, and Emgality), loss of exclusivity may or may not result in the near-term entry of competitor versions (i.e., biosimilars) due to many factors including development timelines, manufacturing challenges, and/or uncertainties in the regulatory pathways for approval of the competitor versions.
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
Intellectual property protection varies throughout the world and is subject to change over time, depending on local laws and regulations. Changes to such laws and regulations could reduce protections for our innovative products. In the U.S., in addition to the process for challenging patents set forth in the BPCI Act, which applies to our biologic products, the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our other pharmaceutical patents. As a result, we expect that our U.S. patents on major pharmaceutical products will continue to be routinely challenged in litigation and may not be upheld. In addition, a separate IPR process allows competitors to request review of issued patents by the USPTO without the protections of the Hatch-Waxman Act. Our patents may be invalidated via this review process. Although such a decision can be appealed to the courts, in certain circumstances a loss in such a proceeding could result in a competitor entering the market, while a win provides no precedential value - the same patent can still be challenged by other competitors. We face many generic manufacturer challenges to our patents outside the U.S. as well. The entry of generic competitors typically results in rapid and severe declines in revenues. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay significant damages for past infringement or royalties on future sales. See Item 1, “Business - Patents, Trademarks, and Other Intellectual Property Rights,” Item 3, "Legal Proceedings," and Item 8, "Financial Statements and Supplementary Data - Note 16, Contingencies," for more details.

•
Our business is subject to increasing government price controls and other public and private restrictions on pricing, reimbursement, and access for our drugs, which could have a material adverse effect on our reputation or business.

Public and private payers are taking increasingly aggressive steps to control their expenditures for pharmaceuticals by placing restrictions on pricing and reimbursement for, and patient access to, our medications. These pressures could continue to negatively affect our future revenues and net income.
We expect pricing, reimbursement, and access pressures from both governments and private payers inside and outside the U.S. to become more severe. For more details, see Item 1, “Business - Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access,” and Item 7, “Management’s Discussion and Analysis - Results of Operations - Executive Overview - Other Matters - Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access.”

•
We face intense competition from multinational pharmaceutical companies, biotechnology companies, and lower-cost generic and biosimilar manufacturers, and such competition could have a material adverse effect on our business.

We compete with a large number of multinational pharmaceutical companies, biotechnology companies, and generic pharmaceutical companies. To compete successfully, we must continue to deliver to the market innovative, cost-effective products that meet important medical needs. Our product revenues can be adversely affected by the introduction by competitors of branded products that are perceived as superior by the marketplace, by generic or biosimilar versions of our branded products, and by generic or biosimilar versions of other products in the same therapeutic class as our branded products. Regulation of generic and biosimilar products varies around the world. Particularly for biosimilars, changes to such regulations could make it easier, less expensive, and less time consuming for competitor products to enter the market, some of which could be substituted for our products at the pharmacy. Our revenues can also be adversely affected by treatment innovations that eliminate or minimize the need for treatment with our drugs. See Item 1, “Business - Competition” and "Business - Research and Development," for more details.

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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions, and in the course of our business, we make judgments about the expected tax treatment of various transactions and events, including the separation of Elanco. Changes in the relevant tax laws, regulations, administrative practices, principles, and interpretations, as well as events that differ from our expectations, could adversely affect our future effective tax rates. The U.S. enacted tax reform legislation significantly revising the U.S. tax law, effective January 2018, and a number of other countries are actively considering or enacting tax changes. Modifications to key elements of the U.S. or international tax framework could have a material adverse effect on our consolidated operating results and cash flows. See Item 7, “Management’s Discussion and Analysis - Results of Operations - Executive Overview - Other Matters - Tax Matters” and Item 8, "Financial Statements and Supplementary Data - Note 14, Income Taxes," for more details. Lilly has taken the position on the separation from Elanco, based on an opinion of tax counsel, that the divestiture of Elanco common stock qualifies as a transaction that is tax-free for U.S. federal income tax purposes. If any facts, assumptions, representations, and undertakings from Lilly and Elanco regarding the past and future conduct of their respective businesses and other matters are incorrect or not otherwise satisfied, the divestiture may not qualify for tax-free treatment, which could result in significant U.S. federal income tax liabilities for both Lilly and its shareholders who exchanged their stock for Elanco stock.

•
Failure, inadequacy, or breach of our information technology systems, infrastructure, and business information or violations of data protection laws could result in material harm to our business and reputation.

A great deal of confidential information owned by both us and our business partners is stored in our information systems, networks, and facilities or those of third parties. This includes valuable trade secrets and intellectual property, clinical trial information, corporate strategic plans, marketing plans, customer information, and personally identifiable information, such as employee and patient information (collectively, “confidential information”). We also rely to a large extent on the efficient and uninterrupted operation of complex information technology systems, infrastructure, and hardware (together “IT systems”), some of which are within the company’s control and some of which are within the control of third parties, to accumulate, process, store, and transmit large amounts of confidential information and other data. We are subject to a variety of continuously evolving and developing laws and regulations around the world related to privacy, data protection, and data security. Maintaining the confidentiality, integrity and availability of our IT systems and confidential information is vital to our business.
IT systems are vulnerable to system inadequacies, operating failures, service interruptions or failures, security breaches, malicious intrusions, or cyber-attacks from a variety of sources. Cyber-attacks are growing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect, mitigate, or prevent. Cyber-attacks come in many forms, including the deployment of harmful malware, exploitation of vulnerabilities, denial-of-service attacks, the use of social engineering, and other means to compromise the confidentiality, integrity and availability of our IT systems, confidential information, and other data. Breaches resulting in the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services, can occur in a variety of ways, including but not limited to, negligent or wrongful conduct by employees or others with permitted access to our systems and information, or wrongful conduct by hackers, competitors, certain governments, or other current or former company personnel. Our third party partners face similar risks.
The failure or inadequacy of our IT systems, the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services that rely on IT systems, could impair our ability to secure and maintain intellectual property rights; result in a product manufacturing interruption or failure, or in the interruption or failure of products or services that rely on IT systems; damage our operations, customer relationships, or reputation; and cause us to lose trade secrets or other competitive advantages. Unauthorized disclosure of personally identifiable information could expose us to significant sanctions for violations of data privacy laws and regulations around the world and could damage public trust in our company.
To date, system inadequacies, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, cyber-attacks, and the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of confidential information have not had a material impact on our consolidated results of operations. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our IT systems. We continue to implement measures in an effort to protect, detect, respond to, and minimize or prevent these risks and to enhance the resiliency of our IT systems; however, these measures may not be successful. If they are not successful, any of these events could result in material financial, legal, business, or reputational harm to our business.

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
Significant portions of our business are conducted in Europe, including the U.K.; Asia; and other international geographies. Trade disputes and interruptions in international relationships, including pandemic diseases, such as the coronavirus, could result in changes to regulations governing our products and our intellectual property, or otherwise affect our ability to do business. While we do not expect either circumstance to materially affect our business in a direct manner, these and similar events could adversely affect us, or our business partners or customers.

•	Pharmaceutical products can develop unexpected safety or efficacy concerns, which could have a material adverse effect on revenues, income, and reputation.
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

•
We face litigation and investigations related to our products and our pricing practices and are self-insured; we could face large numbers of claims in the future, which could adversely affect our business.

We are subject to a substantial number of product liability claims involving Actos®, Axiron®, Byetta®, Cialis, and Cymbalta among other products, as well as litigation and investigations related to the pricing of our products. See Item 8, “Financial Statements and Supplementary Data - Note 16, Contingencies,” and Item 3, “Legal Proceedings,” for more information on our current product liability litigation, as well as pricing litigation, investigations, and inquiries. Because of the nature of pharmaceutical products, we are and could in the future become subject to large numbers of product liability claims for these or other products, or to further litigation or investigations into pricing or other commercial practices. Such matters require substantial expenditures to resolve and, if involving marketed products, could adversely affect sales of the product. Due to a very restrictive market for liability insurance, we are self-insured for product liability losses for all our currently marketed products, as well as for litigation or investigations related to our pricing practices or other similar matters.

•	Regulatory compliance problems could be damaging to the company.
The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers, prescribers, and patients, are subject to extensive regulation. Many companies, including us, have been subject to claims related to these practices asserted by federal, state, and foreign governmental authorities, private payers, and consumers. These claims have resulted in substantial expense and other significant consequences to us. We are and could in the future become subject to such investigations, the outcomes of which could include criminal charges and fines, penalties, or other monetary or non-monetary remedies, including exclusion from U.S. federal and other health care programs. In addition, regulatory issues concerning compliance with cGMP regulations (and comparable foreign regulations) for our products can lead to product recalls and seizures, fines and penalties, interruption of production leading to product shortages, and delays in the approvals of new products pending resolution of the issues. See Item 1, “Business - Government Regulation of Our Operations,” for more details.

•	Manufacturing difficulties or disruptions could lead to product supply problems.
Pharmaceutical manufacturing is complex and highly regulated. Manufacturing difficulties at our facilities or contracted facilities, or the failure or refusal of a contract manufacturer to supply contracted quantities, could result in product shortages, leading to lost revenue. Such difficulties or disruptions could result from quality or regulatory compliance problems; natural disasters or pandemic disease; mechanical or information technology system vulnerabilities, such as system inadequacies, operating failures, service interruptions or failures, security breaches, malicious intrusions, or cyber-attacks from a variety of sources; or inability to obtain sole-source raw or intermediate materials. In addition, given the difficulties in predicting sales of new products and the very long lead times necessary for the expansion and regulatory qualification of pharmaceutical manufacturing capacity, it is possible that we could have difficulty meeting unanticipated demand for new products. See Item 1, “Business - Raw Materials and Product Supply,” for more details.

•	Reliance on third-party relationships and outsourcing arrangements could adversely affect our business.
We rely on third parties, including suppliers, distributors, alliances with other pharmaceutical and biotechnology companies, and third-party service providers, for selected aspects of product development, manufacture, commercialization, support for information technology systems, product distribution, and certain financial transactional processes. For example, we outsource the day-to-day management and oversight of our clinical trials to contract research organizations. Outsourcing these functions involves the risk that the third parties may not perform to our standards or legal requirements; may not produce reliable results; may not perform in a timely manner; may not maintain the confidentiality, integrity, and availability of our confidential and proprietary information; may experience disruption or fail to perform due to information technology system vulnerabilities, breaches, or cyber-attacks; or may fail to perform at all. Failure of these third parties to meet their contractual, regulatory, confidentiality, privacy, security, or other obligations to us could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal domestic and international executive offices are located in Indianapolis. At December 31, 2019, we owned 9 production and distribution sites in the U.S. and Puerto Rico. Together with the corporate administrative offices, these facilities contain an aggregate of approximately 8.2 million square feet of floor area dedicated to production, distribution, and administration. Major production sites include Indianapolis, Indiana; Carolina, Puerto Rico; and Branchburg, New Jersey.
We own production and distribution sites in 8 countries outside the U.S. and Puerto Rico, containing an aggregate of approximately 4.4 million square feet of floor area. Major production sites include facilities in Ireland, France, Spain, Italy, and China.
In the U.S., our research and development facilities contain an aggregate of approximately 4.2 million square feet of floor area, primarily consisting of owned facilities located in Indianapolis. We also lease smaller sites in San Diego, California and New York City, New York. Outside the U.S., we own smaller research and development facilities in the U.K. and Spain, and lease smaller sites in Singapore.
We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3.	Legal Proceedings
We are a party to various currently pending legal actions, government investigations, and environmental proceedings, and we anticipate that such actions could be brought against us in the future. The most significant of these matters are described below or, as noted, in Item 8, "Financial Statements and Supplementary Data - Note 16, Contingencies." While it is not possible to determine the outcome of the legal actions, investigations, and proceedings brought against us, we believe that, except as otherwise specifically noted in Item 8, "Financial Statements and Supplementary Data - Note 16, Contingencies," the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could be material to our consolidated results of operations in any one reporting period.
Legal Proceedings Described in Note 16 to the Consolidated Financial Statements
See Item 8, "Financial Statements and Supplementary Data - Note 16, Contingencies," for information on various legal proceedings, including but not limited to:

•	The patent litigation and administrative proceedings involving Alimta, Jardiance, Taltz, and Emgality;

•	The product liability litigation involving Cymbalta;

•	The litigation related to the Cosmopolis facility in Brazil; and

•	Pricing litigation, investigations, and inquiries.
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
We are named as a defendant in approximately 565 Byetta product liability lawsuits in the U.S. involving approximately 815 plaintiffs. Approximately 60 of these lawsuits, covering about 305 plaintiffs, are filed in California state court and coordinated in a Los Angeles Superior Court. Approximately 500 of the lawsuits, covering about 510 plaintiffs, are filed in federal court, the majority of which are coordinated in a multi-district litigation (MDL) in the U.S. District Court for the Southern District of California. Three lawsuits, representing approximately four plaintiffs, have also been filed in various state courts. Approximately 555 of the lawsuits, involving approximately 790 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer); most others allege Byetta caused or contributed to pancreatitis. In addition, two suits involving approximately nine plaintiffs allege that Byetta caused or contributed to renal injuries and one case alleges that Byetta caused or contributed to ampullary cancer. The federal and state trial courts granted summary judgment in favor of us and our co-defendants on the claims alleging pancreatic cancer. The plaintiffs appealed those rulings. In November 2017, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. District Court’s grant of summary judgment based on that court's discovery rulings and remanded the cases for further proceedings. In November 2018, the California Court of Appeal reversed the state court’s grant of summary judgment based on that court’s discovery rulings and remanded for further proceedings. We are aware of approximately 20 additional claimants who have not yet filed suit. These additional claims allege damages for pancreatic cancer or thyroid cancer. We believe these lawsuits are without merit and are defending against them vigorously.
We are named as a defendant in approximately 50 Axiron personal injury/product liability lawsuits in the U.S. involving approximately 50 plaintiffs. In some of the cases, other manufacturers of testosterone are named as co-defendants. All of these lawsuits have been consolidated in a federal MDL in the U.S. District Court for the Northern District of Illinois. The cases generally allege cardiovascular and related injuries. We have reached agreement on a settlement framework that provides for a comprehensive resolution of all of these personal injury claims alleging cardiovascular and related injuries from Axiron treatment. We have also been engaged in litigation with Medical Mutual of Ohio (MMO), which filed a class action complaint against multiple manufacturers of testosterone products, including Lilly, in the U.S. District Court for the Northern District of Illinois, on behalf of third-party payers who paid for those products and is seeking damages under the Federal Racketeer Influenced and Corrupt Organizations Act. MMO's motion for class certification was denied, and in February 2019, the District Court granted summary judgment in favor of defendants, dismissing MMO's lawsuit with prejudice. In November 2019, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s ruling, concluding this case.
We are named as a defendant in approximately 350 Cialis product liability lawsuits in the U.S. These cases, many of which were originally filed in various federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have filed cases and an unspecified number of future cases coordinated into a federal MDL in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra®. The JPML ordered the transfer of the existing cases to the now-renamed multidistrict litigation In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation. We believe these lawsuits are without merit and are defending against them vigorously.
Other Patent Litigation
In Canada, several generic companies previously challenged the validity of our Zyprexa compound patent. In 2012, the Canadian Federal Court of Appeals denied appeal of the lower court's decision that certain patent claims were invalid for lack of utility. In 2013, our petition for leave to appeal the decision to the Supreme Court of Canada was denied. Apotex Inc. and Apotex Pharmachem Inc. (collectively, Apotex) pursued claims for damages arising from our enforcement of the patent under Canadian regulations. Apotex’s claims seek compensation based on novel legal theories under the Statute of Monopolies, Trade-Mark Act, and common law. We believe these claims are without merit and are defending against them vigorously. Trial is scheduled to begin in April 2021.
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
We are named as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas seeking damages under the federal anti-kickback statute and state and federal false claims acts for certain patient support programs related to our products Humalog, Humulin, and Forteo. In September 2019, the U.S. District Court granted the DOJ's motion to dismiss the relator’s second amended complaint. In January 2020, the relator appealed the District Court’s dismissal to the U.S. Court of Appeals for the Fifth Circuit. We believe this lawsuit is without merit and are defending against it vigorously.

The competition authority in China has investigated our distributor pricing practices in China in connection with a broader inquiry into pharmaceutical industry pricing. We have cooperated with this investigation.
We, along with another pharmaceutical manufacturer, are named as co-defendants in United States et al. ex rel. Streck v. Takeda Pharm. Am., Inc., et al., which was unsealed in the U.S. District Court for the Northern District of Illinois. The complaint alleges that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating Average Manufacturer Prices. We believe these claims are without merit and are defending against them vigorously.
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
You can find information relating to the principal market for our common stock and related stockholder matters at Item 6, "Selected Financial Data (unaudited)", Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", and Item 8, "Financial Statements and Supplementary Data - Note 20, Selected Quarterly Data (unaudited).” That information is incorporated here by reference.
The following table summarizes the activity related to repurchases of our equity securities during the fourth quarter ended December 31, 2019:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (dollars in millions)
October 2019	2,079	$114.10	2,079	$1,562.8
November 2019	318	114.80	318	1,526.2
December 2019	225	116.65	225	1,500.0
Total	2,622	114.41	2,622
During the three months ended December 31, 2019, we repurchased $300.0 million of shares under the $8.00 billion share repurchase program authorized in June 2018.

PERFORMANCE GRAPH
This graph compares the return on Lilly stock with that of the Standard & Poor’s 500 Stock Index and our peer group for the years 2015 through 2019. The graph assumes that, on December 31, 2014, a person invested $100 each in Lilly stock, the S&P 500 Stock Index, and the peer group's collective common stock. The graph measures total shareholder return, which takes into account both stock price and dividends. It assumes that dividends paid by a company are reinvested in that company’s stock.
Value of $100 Invested on Last Business Day of 2014
Comparison of Five-Year Cumulative Total Return Among Lilly, S&P 500 Stock Index, Peer Group(1) and Peer Group (Previous)(2)

	Lilly	Peer Group	Peer Group (Previous)	S&P 500
Dec-14	$100.00	$100.00	$100.00	$100.00
Dec-15	$125.37	$104.58	$101.48	$101.38
Dec-16	$112.36	$98.05	$98.82	$113.51
Dec-17	$132.40	$114.47	$115.88	$138.29
Dec-18	$185.96	$119.86	$123.99	$132.23
Dec-19	$215.99	$142.01	$146.32	$173.86

(1)
We constructed the peer group as the industry index for this graph. It is comprised of the following companies in the pharmaceutical and biotech industries: AbbVie Inc.; Allergan plc; Amgen Inc.; AstraZeneca plc; Biogen Inc.; Bristol-Myers Squibb Company; Gilead Sciences Inc.; GlaxoSmithKline plc; Johnson & Johnson; Merck & Co., Inc.; Novartis AG.; Novo Nordisk A/S; Pfizer Inc.; Roche Holding AG; Sanofi; and Takeda Pharmaceutical Company Limited. The peer group used for performance benchmarking aligns with the peer group used for executive compensation purposes for 2019 other than our peer group for performance benchmarking excludes Celgene Corporation and Shire plc as they were acquired in 2019.

(2)
Our previous peer group is the same as the peer group, except that Allergan plc, Novo Nordisk A/S and Takeda Pharmaceutical Company Limited were added to and Baxter International Inc. and Medtronic plc were removed from the peer group. Our peer group (previous) excludes Celgene Corporation and Shire plc as they were acquired in 2019. The peer group (previous) total shareholder return is not presented in the graph above as the graph substantially overlapped the peer group total shareholder return.

Item 6. Selected Financial Data (unaudited)

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, except revenue per employee and per-share data)	2019	2018	2017	2016	2015
Operations(1)
Revenue	$22,319.5	$21,493.3	$19,973.8	$18,312.8	$17,050.5
Cost of sales	4,721.2	4,681.7	4,447.7	4,160.5	3,373.1
Research and development	5,595.0	5,051.2	5,096.2	5,040.0	4,514.2
Marketing, selling, and administrative	6,213.8	5,975.1	5,982.4	5,841.9	5,732.4
Other(2)	523.6	2,105.2	2,142.7	(5.9)	538.9
Income before income taxes	5,265.9	3,680.1	2,304.8	3,276.3	2,891.9
Income taxes(3)	628.0	529.5	2,391.2	551.4	379.7
Net income (loss) from continuing operations	4,637.9	3,150.6	(86.4)	2,724.9	2,512.2
Net income (loss)(4)	8,318.4	3,232.0	(204.1)	2,737.6	2,408.4
Earnings (loss) per share from continuing operations—diluted	4.96	3.05	(0.08)	2.57	2.36
Earnings (loss) per share—diluted(4)	8.89	3.13	(0.19)	2.58	2.26
Dividends declared per share	2.68	2.33	2.12	2.05	2.01
Weighted-average number of shares outstanding—diluted (thousands)	935,684	1,033,667	1,052,023	1,061,825	1,065,720

Financial Position(1)
Total assets	$39,286.1	$43,908.4	$44,981.0	$38,805.9	$35,568.9
Long-term debt	13,817.9	9,196.4	9,940.0	8,367.4	7,971.4

Supplementary Data(1)
Return on total equity(4)	184.9%	25.7%	(1.5)%	18.5%	16.1%
Return on assets(4)	21.0%	7.3%	(0.5)%	7.5%	6.8%
Revenue per employee	$664,000	$650,000	$575,000	$510,000	$490,000
Number of employees	33,625	33,090	34,750	35,910	34,790
Number of shareholders of record	22,600	24,000	25,300	26,800	28,000
(1) On March 11, 2019, we completed the disposition of our remaining 80.2 percent ownership of Elanco Animal Health (Elanco) common stock through a tax-free exchange offer. As a result, Elanco has been presented as discontinued operations in our consolidated financial statements for all periods presented. See Note 19 to the consolidated financial statements for discussion regarding discontinued operations.
(2) Other includes acquired in-process research and development, asset impairment, restructuring, and other special charges, and other—net, (income) expense. See Note 3 to the consolidated financial statements for discussion regarding in-process research and development charges. See Note 5 to the consolidated financial statements for discussion regarding asset impairment, restructuring, and other special charges.
(3) See Note 14 to the consolidated financial statements for discussion regarding income taxes.
(4) The 2019 increase was primarily driven by a gain of approximately $3.7 billion related to the disposition of Elanco. The 2019 increase in earnings (loss) per share and return on equity were also driven by the reduction of common stock related to the disposition of Elanco. See Note 19 to the consolidated financial statements for discussion regarding discontinued operations.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
RESULTS OF OPERATIONS
(Tables present dollars in millions, except per-share data)
General
Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated company. This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying footnotes in Item 8 of Part II of this Annual Report on Form 10-K. Certain statements in this Item 7 of Part II of this Annual Report on Form 10-K constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and Item 1A, “Risk Factors”, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
Executive Overview
This section provides an overview of our financial results, recent product and late-stage pipeline developments, and other matters affecting our company and the pharmaceutical industry. Earnings per share (EPS) data are presented on a diluted basis.
On March 11, 2019, we completed the disposition of our remaining 80.2 percent ownership of Elanco Animal Health Incorporated (Elanco) common stock through a tax-free exchange offer. As a result, we recognized a gain on the disposition of approximately $3.7 billion in the first quarter of 2019 and now operate as a single segment. See Note 19 to the consolidated financial statements for further discussion.
Financial Results
The following table summarizes our key operating results:

	Year Ended December 31,		Percent Change
	2019	2018
Revenue	$22,319.5	$21,493.3	4
Gross margin	17,598.3	16,811.6	5
Gross margin as a percent of revenue	78.8%	78.2%
Operating expense	$11,808.8	$11,026.3	7
Acquired in-process research and development	239.6	1,983.9	(88)
Asset impairment, restructuring, and other special charges	575.6	266.9	NM
Income before income taxes	5,265.9	3,680.1	43
Income taxes	628.0	529.5	19
Net income from continuing operations	4,637.9	3,150.6	47
Net income	8,318.4	3,232.0	NM
EPS from continuing operations	4.96	3.05	63
EPS	8.89	3.13	NM
NM - not meaningful
Revenue increased in 2019 driven by increased volume, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates. Operating expenses increased in 2019, reflecting higher late-stage development expenses and increased marketing expenses for recently launched products, partially offset by lower marketing expenses for late life-cycle products. The increases in net income and EPS in 2019 were driven primarily by the gain recognized on the disposition of Elanco and, to a lesser extent, lower acquired in-process research and development (IPR&D) charges. In addition to the increase in net income, EPS in 2019 significantly benefited from lower weighted-average shares outstanding as a result of the Elanco exchange offer and share repurchases.

The following highlighted items affect comparisons of our 2019 and 2018 financial results:
2019
Acquired IPR&D (Note 3 to the consolidated financial statements)

•
We recognized acquired IPR&D charges of $239.6 million primarily related to collaborations with AC Immune SA (AC Immune), Centrexion Therapeutics Corporation (Centrexion), ImmuNext, Inc. (ImmuNext), and Avidity Biosciences, Inc. (Avidity).

Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated financial statements)

•
We recognized charges of $575.6 million primarily associated with the accelerated vesting of Loxo Oncology, Inc. (Loxo) employee equity awards as a result of the closing of the acquisition of Loxo, and, to a lesser extent, charges associated with the decision to close and sell a research and development facility located in the United Kingdom (U.K).

Other–Net, (Income) Expense (Note 18 to the consolidated financial statements)
•We recognized a gain of $309.8 million on the sale of the company's antibiotics business in China.
•We recognized a debt extinguishment loss of $252.5 million related to the repurchase of debt.
Net Income from Discontinued Operations (Note 19 to the consolidated financial statements)
•We recognized a gain related to the disposition of Elanco of approximately $3.7 billion.
2018
Acquired IPR&D (Note 3 to the consolidated financial statements)

•	We recognized acquired IPR&D charges of $1.98 billion primarily related to the acquisition of ARMO BioSciences, Inc. (ARMO) and the collaboration with Dicerna Pharmaceuticals, Inc. (Dicerna).
Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated financial statements)

•
We recognized charges of $266.9 million primarily associated with asset impairments related to the sale of the Posilac® (rbST) brand and the related sale of the Augusta, Georgia manufacturing site and with expenses related to our efforts to reduce our cost structure.

Income Taxes (Note 14 to the consolidated financial statements)

•
We recognized $313.3 million of income tax benefit primarily due to measurement period adjustments to the one-time repatriation transition tax (also known as the 'Toll Tax') and the global intangible low-taxed income (GILTI).

Late-Stage Pipeline
Our long-term success depends to a great extent on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on molecules currently in development by other biotechnology or pharmaceutical companies. We have approximately 45 potential new drugs in human testing or under regulatory review and a larger number of projects in preclinical research.
The following new molecular entities (NMEs) have been approved by regulatory authorities in at least one of the major geographies for use in the conditions described. The first quarter in which the NMEs initially were approved in any major geography for any indication is shown in parentheses:
Galcanezumab* (Emgality®) (Q3 2018)—a once-monthly subcutaneously injected calcitonin gene-related peptide (CGRP) antibody for migraine prevention and for the treatment of episodic cluster headache. See Note 16 to the consolidated financial statements for discussion of the legal proceedings involving Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc.
Lasmiditan (Reyvow™) (Q4 2019)—an oral 5-HT1F agonist for the acute treatment of migraine.
Nasal glucagon* (Baqsimi®) (Q3 2019)—a glucagon nasal powder formulation for the treatment of severe hypoglycemia in patients with diabetes ages four years and above.

The following NMEs and diagnostic agent have been submitted for regulatory review in at least one of the major geographies for potential use in the conditions described. The first quarter in which each NME and the diagnostic agent initially were submitted in any major geography for any indication is shown in parentheses:
Flortaucipir** (Q3 2019)—a positron emission tomography (PET) tracer intended to image tau (or neurofibrillary) tangles in the brain, which are an indicator of Alzheimer's disease.
Selpercatinib (Q4 2019)—an oral drug for the treatment of patients with cancers that harbor abnormalities in the rearranged during transfection (RET) kinase, specifically thyroid cancer and lung cancer.
Tanezumab* (Q4 2019)—an anti-nerve growth factor monoclonal antibody for the treatment of osteoarthritis pain (in collaboration with Pfizer Inc. (Pfizer)).
Ultra-rapid Lispro* (Q1 2019)—an ultra-rapid insulin for the treatment of type 1 and type 2 diabetes.
The following NMEs are currently in Phase III clinical trial testing for potential use in the conditions described below but have not yet been submitted for regulatory approval for any indication. The first quarter in which each NME initially entered Phase III for any indication is shown in parentheses:
Mirikizumab* (Q2 2018)—a monoclonal antibody designed for the treatment of autoimmune diseases.
Solanezumab* (Q2 2009)—an anti-amyloid beta monoclonal antibody for the treatment of preclinical Alzheimer’s disease.
Tirzepatide* (Q4 2018)—a long-acting, combination therapy of glucose-dependent insulinotropic polypeptide (GIP) and glucagon-like peptide 1 for the treatment of type 2 diabetes and obesity.

*	Biologic molecule subject to the United States (U.S.) Biologics Price Competition and Innovation Act

**	Diagnostic agent
The following table reflects the status of the recently approved products, NMEs, and diagnostic agent set forth above, as well as certain other developments to our late-stage pipeline since January 1, 2019:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Baqsimi	Severe hypoglycemia	Launched	Approved	Submitted	Launched in the U.S. in third quarter of 2019. Approved in Europe in the fourth quarter of 2019. Submitted to the Japan regulatory authorities in 2019.
Tirzepatide	Type 2 diabetes	Phase III			Phase III trials are ongoing.
	Obesity	Phase III			Phase III trials were initiated in the fourth quarter of 2019.
Ultra-rapid Lispro	Type 1 and 2 diabetes	Submitted
Submitted to regulatory authorities in Europe and Japan in the first quarter of 2019. Submitted to the U.S. Food and Drug Administration (FDA) in the third quarter of 2019. In January 2020, the European regulatory authorities issued a positive opinion recommending approval.

Immunology
Mirikizumab	Crohn's Disease	Phase III			Phase III trials were initiated during the third quarter of 2019.
	Psoriasis	Phase III			Phase III trials are ongoing.
	Ulcerative colitis	Phase III			Phase III trials are ongoing.

Compound	Indication	U.S.	Europe	Japan	Developments
Neuroscience
Emgality	Cluster headache	Launched	Submitted	Phase III	Submitted to European regulatory authorities in the first quarter of 2019. Approved and launched in the U.S. in the second quarter of 2019.
	Migraine prevention	Launched		Submitted	Launched in Europe in the first quarter of 2019. Submitted to Japanese regulatory authorities in January 2020.
Flortaucipir	Alzheimer's disease diagnostic	Submitted	Phase III		Submitted to the FDA in the third quarter of 2019.
Reyvow	Acute treatment of migraine	Launched	Phase III		Approved by the FDA in the fourth quarter of 2019. Received Schedule V classification from the Drug Enforcement Agency and launched in the U.S. in January 2020.
Solanezumab	Preclinical Alzheimer's disease	Phase III
Announced in February 2020 that a Phase III trial for people with dominantly inherited Alzheimer's disease (DIAD) did not meet the primary endpoint. We do not plan to pursue submission for DIAD. Phase III trial is ongoing for Anti-Amyloid Treatment in Asymptomatic Alzheimer's.

Tanezumab	Osteoarthritis pain	Submitted	Phase III
In the third quarter of 2018 and the first quarter of 2019, announced multiple Phase III trials met several primary endpoints. In the second quarter of 2019, announced the results of the long-term Phase III study in which the 5mg dose met two of the three co-primary endpoints and the 2.5mg dose did not meet any of the three co-primary endpoints. In partnership with Pfizer, we submitted to the FDA in the fourth quarter of 2019 and are pursuing submission in Europe and Japan in 2020.

	Chronic low back pain	Phase III
In the first quarter of 2019, announced Phase III trial met primary endpoint for the 10mg dose and did not meet primary endpoint on the 5mg dose. In the third quarter of 2019, announced results from a Phase III study evaluating long-term safety and efficacy in Japan. In partnership with Pfizer, announced in the third quarter of 2019 that we are not planning regulatory submissions. We plan to maintain an open dialogue with regulatory authorities on potential future regulatory pathways.

	Cancer pain	Phase III			Phase III trial is ongoing.

Compound	Indication	U.S.	Europe	Japan	Developments
Oncology
Lartruvo®	Soft tissue sarcoma	Withdrawn	Withdrawing	Not Submitting
In the first quarter of 2019, announced confirmatory phase III trial did not meet primary endpoint. As this trial did not confirm clinical benefit, we suspended promotion globally and withdrew the product in the U.S. in the third quarter of 2019. For countries in Europe, we have withdrawn or are in the process of withdrawing the product.

Pegilodecakin	Pancreatic cancer	Not Submitting
In the fourth quarter of 2019, announced phase III trial did not meet primary endpoint of overall survival. Phase II trials for other indications also did not meet primary endpoint. We do not plan to initiate any new trials.

Selpercatinib (LOXO-292)	Thyroid Cancer	Submitted		Phase III
In the fourth quarter of 2019, submitted to the FDA and European regulatory authorities based on Phase II data. Granted Breakthrough Therapy Designation(1). Granted Priority Review(2) from the FDA in first quarter of 2020. Phase III trials were initiated in the fourth quarter of 2019 in all major geographies.

	Lung Cancer	Submitted		Phase III
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
Our compound patent protection for Cialis® (tadalafil) and Adcirca® (tadalafil) expired in major European markets and the U.S. in November 2017; however, in the U.S., we were granted pediatric exclusivity through May 2018. Another later expiring patent (October 2020) was the subject of U.S. patent litigation and pursuant to a settlement agreement related thereto, generic tadalafil entered the U.S. market in September 2018. We have faced and remain exposed to generic competition following the loss of exclusivity, which has rapidly and severely eroded revenue and is likely to continue to erode revenue.
Our formulation patents for Forteo® expired in December 2018, and our use patents expired in August 2019 in major European markets and the U.S. Both the formulation patent and the use patent expired in August 2019 in Japan. We expect further volume decline as a result of the entry of generic and biosimilar competition following the loss of patent exclusivity in these markets. In the aggregate, we expect that the decline in revenue will have a material adverse effect on our consolidated results of operations and cash flows.
The Alimta® vitamin regimen patents, which we expect to provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. In the U.S., we and Eagle Pharmaceuticals, Inc. (Eagle) reached an agreement in December 2019 to settle all pending litigation, allowing Eagle a limited initial entry into the market with its product starting February 2022 (up to an approximate three-week supply) and subsequent unlimited entry starting April 2022. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. Our compound patent for Alimta expired in the U.S. in January 2017, and expired in major European countries and Japan in December 2015. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets (including Germany, France, and the Netherlands) and that additional generic competitors may choose to launch at risk. Although we will continue to seek to remove any such products, generic product entry is resulting in some loss in revenue in these jurisdictions. We expect that further entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in revenue for the product, which will, in the aggregate, have a material adverse effect on our consolidated results of operations and cash flows. See Note 16 to the consolidated financial statements for a more detailed account of the legal proceedings currently pending in the U.S., Europe, and Japan regarding our Alimta patents.
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

Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
U.S.
In the U.S., public concern over access to and affordability of pharmaceuticals continues to drive the regulatory and legislative debate. These policy and political issues increase the risk that taxes, fees, rebates, or other cost control measures may be enacted to manage federal and state budgets. Key health policy initiatives affecting biopharmaceuticals include:

•	foreign reference pricing in Medicare and private insurance,

•	modifications to Medicare Parts B and D,

•	provisions that would allow the Department of Health and Human Services to negotiate prices for biologics and drugs in Medicare,

•	a reduction in biologic data exclusivity,

•	proposals related to Medicaid prescription drug coverage and manufacturer drug rebates,

•	proposals that would require biopharmaceutical manufacturers to disclose proprietary drug pricing information; and

•	state-level proposals related to prescription drug prices and reducing the cost of pharmaceuticals purchased by government health care programs.
California and several other states have enacted legislation related to prescription drug pricing transparency and it is unclear the effect this legislation will have on our business. The Bipartisan Budget Act, enacted in February 2018, requires manufacturers of brand-name drugs, biologics, and biosimilars to pay a 70 percent discount in the Medicare Part D Coverage Gap, up from the previous 50 percent discount. This increase in coverage gap discounts became effective at the beginning of 2019. In 2019, the White House signed into law targeted amendments to the Medicaid Drug Rebate Program statute, as well as the Fair and Accurate Medicaid Pricing Act, which was part of the Continuing Appropriations Act. We do not believe these will have a material impact to our business. Several states passed importation legislation, including Colorado, Florida, Maine, and Vermont. Specifically, the state of Florida is working with the Administration to implement an importation program from Canada as early as 2020. We are currently reviewing the state legislation, as well as corresponding proposed federal rulemaking and guidance recently published by the Department of Health and Human Services and the FDA, the impact of which is uncertain at this time.
In the private sector, consolidation and integration among healthcare providers is also a major factor in the competitive marketplace for pharmaceuticals. Health plans, pharmacy benefit managers, wholesalers, and other supply chain stakeholders have been consolidating into fewer, larger entities, increasingly through vertical integration, thus enhancing their purchasing strength and importance. Payers typically maintain formularies which specify coverage (the conditions under which drugs are included on a plan's formulary) and reimbursement (the associated out-of-pocket cost to the consumer). Formulary placement can lead to reduced usage of a drug for the relevant patient population due to coverage restrictions, such as prior authorizations and formulary exclusions, or due to reimbursement limitations that result in higher consumer out-of-pocket cost, such as non-preferred co-pay tiers, increased co-insurance levels and higher deductibles. Consequently, pharmaceutical companies compete for formulary placement not only on the basis of product attributes such as greater efficacy, fewer side effects, or greater patient ease of use, but also by providing rebates. Value-based agreements are another tool which may be utilized between payers and pharmaceutical companies as formulary placement and pricing are negotiated. Price is an increasingly important factor in formulary decisions, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. These downward pricing pressures could continue to negatively affect future consolidated results of operations. In addition to formulary placement, changes in insurance designs continue to drive greater consumer cost sharing through high deductible plans and higher co-insurance or co-pays (including co-pay accumulator and maximizer programs). We continue to invest in patient affordability solutions (resulting in lower revenue) in an effort to assist patients in affording their medicines.

The main coverage expansion provisions of the Affordable Care Act (ACA) are currently in effect through both state-based exchanges and the expansion of Medicaid. A trend has been the prevalence of benefit designs containing high out-of-pocket costs for patients, particularly for pharmaceuticals. In addition to the coverage expansions, many employers in the commercial market continue to evaluate strategies such as private exchanges and wider use of consumer-driven health plans to reduce their healthcare liabilities over time. Federal legislation, litigation, or administrative actions to repeal or modify some or all of the provisions of the ACA could have a material adverse effect on our consolidated results of operations and cash flows. At the same time, the broader paradigm shift towards performance-based reimbursement and the launch of several value-based purchasing initiatives have placed demands on the pharmaceutical industry to offer products with proven real-world outcomes data and a favorable economic profile.
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
Tax Matters
We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations could adversely affect our effective tax rate, results of operations, and cash flows. Countries around the world, including the U.S., actively consider and enact tax law changes. Further, actions taken with respect to tax-related matters by associations such as the Organisation for Economic Co-operation and Development and the European Commission could influence tax policy in countries in which we operate. Modifications to U.S. and foreign tax laws or regulations are frequently enacted and could result in material impacts to our results of operations and financial position.
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
On January 10, 2020, we announced an agreement to acquire Dermira, Inc. for a purchase price of $18.75 per share, or approximately $1.1 billion.The acquisition will expand our immunology pipeline with the addition of lebrikizumab, a novel, investigational, monoclonal antibody designed to bind IL-13 with high affinity that is being evaluated in a Phase III clinical development program for the treatment of moderate-to-severe atopic dermatitis. Lebrikizumab was granted Fast Track designation from the FDA. The FDA's fast track designation is designed to expedite the development and review of new therapies to treat serious conditions and address unmet medical needs.The acquisition will also expand our portfolio of marketed dermatology medicines with the addition of Qbrexza® (glycopyrronium) cloth, a medicated cloth approved by the FDA for the topical treatment of primary axillary hyperhidrosis (uncontrolled excessive underarm sweating). The transaction is not subject to any financing condition and is expected to close by the end of the first quarter of 2020, subject to customary closing conditions, including receipt of required regulatory approvals and the tender of a majority of the outstanding shares of Dermira's common stock.
See Note 3 to the consolidated financial statements for further discussion regarding our recent acquisitions.

Operating Results—2019
Revenue
The following table summarizes our revenue activity by region:

	Year Ended December 31,
	2019	2018	Percent Change
U.S.(1)	$12,722.6	$12,391.9	3
Outside U.S.	9,596.8	9,101.4	5
Revenue	$22,319.5	$21,493.3	4
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue compared with the prior year:

	2019 vs. 2018
	U.S.	Outside U.S.	Consolidated
Volume	6%	10%	8%
Price	(3)%	(1)%	(3)%
Foreign exchange rates	—%	(3)%	(1)%
Percent change	3%	5%	4%
Numbers may not add due to rounding.
In the U.S., the revenue increase in 2019 was driven by increased volume for Trulicity®, Taltz®, Verzenio®, Jardiance®, Emgality, and Basaglar®. The increase in revenue was partially offset by decreased volume for products that have lost exclusivity, primarily Cialis, lower volume for Forteo, and the impact from the product withdrawal of Lartruvo®. Additionally, the increase in revenue was partially offset by lower realized prices for several products, primarily Trulicity.
Outside the U.S., the revenue increase in 2019 was primarily driven by increased volume for Trulicity, Olumiant®, Taltz, and Jardiance. The increase in revenue was partially offset by the unfavorable impact of foreign exchange rates and, to a lesser extent, lower realized prices.

The following table summarizes our revenue activity in 2019 compared with 2018:

	Year Ended December 31,
	2019			2018
Product	U.S.(1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$3,155.2	$972.7	$4,127.8	$3,199.1	29
Humalog(2)	1,669.7	1,151.0	2,820.7	2,996.5	(6)
Alimta	1,219.5	896.4	2,115.8	2,132.9	(1)
Forteo	645.5	759.1	1,404.7	1,575.6	(11)
Taltz	1,016.8	349.6	1,366.4	937.5	46
Humulin®	879.7	410.4	1,290.1	1,331.4	(3)
Basaglar	876.2	236.3	1,112.6	801.2	39
Jardiance(3)	565.9	378.3	944.2	658.3	43
Cyramza®	335.3	589.9	925.1	821.4	13
Cialis	231.7	658.8	890.5	1,851.8	(52)
Cymbalta®	49.6	675.8	725.4	708.0	2
Trajenta®(4)	224.8	365.8	590.6	574.7	3
Verzenio	454.8	124.9	579.7	255.0	NM
Erbitux®	487.9	55.4	543.4	635.3	(14)
Olumiant	42.2	384.7	426.9	202.5	NM
Zyprexa®	41.0	377.6	418.7	471.3	(11)
Strattera	30.8	211.7	242.5	450.8	(46)
Emgality	154.9	7.7	162.5	4.9	NM
Other products	641.1	990.7	1,631.9	1,885.1	(13)
Revenue	$12,722.6	$9,596.8	$22,319.5	$21,493.3	4
Numbers may not add due to rounding.
NM - Not meaningful

(1)	U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes insulin lispro.

(3)	Jardiance revenue includes Glyxambi® and Synjardy®.

(4)	Trajenta revenue includes Jentadueto®.
Revenue of Trulicity, a treatment for type 2 diabetes, increased 25 percent in the U.S., driven by higher demand, partially offset by lower realized prices. Revenue outside the U.S. increased 42 percent primarily driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates and, to a lesser extent, lower realized prices.
Revenue of Humalog, an injectable human insulin analog for the treatment of diabetes, decreased 7 percent in the U.S., primarily driven by lower realized prices and decreased demand. Revenue outside the U.S. decreased 5 percent, primarily driven by the unfavorable impact of foreign exchange rates. Included in the revenue of Humalog in the U.S. is our own insulin lispro authorized generic, which was launched in the second quarter of 2019 in order to lower out-of-pocket costs for patients. A competitor launched a similar version of insulin lispro in certain European markets in 2017 and in the U.S. in the second quarter of 2018. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect and have not experienced a rapid severe decline in revenue. However, due to the impact of competition and due to pricing pressure in the U.S. and some international markets, we expect some price decline and loss of market share to continue over time.

Revenue of Alimta, a treatment for various cancers, increased 8 percent in the U.S., driven by increased demand, partially offset by lower realized prices. Revenue outside the U.S. decreased 11 percent, driven by lower realized prices, and to a lesser extent, the unfavorable impact of foreign exchange rates and lower volume resulting from the entry of generic pemetrexed in Germany. We have faced and remain exposed to generic entry in multiple countries, which has eroded revenue and is likely to continue to erode revenue in those countries from current levels.
Revenue of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, decreased 15 percent in the U.S., primarily driven by decreased demand. Revenue outside the U.S. decreased 7 percent, driven by decreased volume and, to a lesser extent, the unfavorable impact of foreign exchange rates and lower realized prices. We expect further volume decline as a result of competitive dynamics in the U.S. and the entry of generic and biosimilar competition following the loss of patent exclusivity in the third quarter of 2019 in the U.S., Japan, and major European markets. See "Executive Overview - Other Matters - Patent Matters" for more information.
Revenue of Taltz, a treatment for moderate-to-severe plaque psoriasis, active psoriatic arthritis, and ankylosing spondylitis, increased 38 percent in the U.S., primarily driven by increased demand, partially offset by lower realized prices. Revenue outside the U.S. increased 76 percent, driven by increased volume from recent launches, partially offset by the unfavorable impact of foreign exchange rates.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, decreased 3 percent in the U.S., driven by lower realized prices, partially offset by increased volume. Revenue outside the U.S. decreased 3 percent, primarily driven by the unfavorable impact of foreign exchange rates, partially offset by increased volume and, to a lesser extent, higher realized prices.
Revenue of Basaglar, a long-acting human insulin analog for the treatment of diabetes, increased 41 percent in the U.S., driven by higher realized prices and increased demand. Revenue outside the U.S. increased 32 percent driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates and, to a lesser extent, lower realized prices.
Revenue of Jardiance, a treatment for type 2 diabetes and to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease, increased 41 percent in the U.S., driven by increased demand. Revenue outside the U.S. increased 47 percent, primarily driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates.
Revenue of Cyramza, a treatment for various cancers, increased 15 percent in the U.S., driven by increased demand and, to a lesser extent, higher realized prices. Revenue outside the U.S. increased 11 percent, primarily due to increased volume, partially offset by the unfavorable impact of foreign exchange rates and lower realized prices.
Revenue of Cialis, a treatment for erectile dysfunction and benign prostatic hyperplasia, decreased 79 percent in the U.S., driven by decreased demand due to generic competition. Revenue outside the U.S. decreased 9 percent, driven by the unfavorable impact of foreign exchange rates, lower volume due to the loss of exclusivity in Europe and, to a lesser extent, lower realized prices. We lost our compound patent protection for Cialis in major European markets in November 2017 and U.S. exclusivity ended in late September 2018. We have faced and remain exposed to generic competition following the loss of exclusivity, which has eroded revenue and is likely to continue to rapidly and severely erode revenue from current levels. See "Results of Operations - Executive Overview - Other Matters - Patent Matters" for more information.
Gross Margin, Costs, and Expenses
Gross margin as a percent of total revenue was 78.8 percent in 2019, an increase of 0.6 percentage points compared with 2018, primarily due to the favorable impact of foreign exchange rates on international inventories sold and lower intangibles amortization expense, partially offset by unfavorable product mix, the impact of lower realized prices on revenue, and charges resulting from the product withdrawal of Lartruvo.
Research and development expenses increased 11 percent to $5.60 billion in 2019 driven by higher late-stage development expenses.
Marketing, selling, and administrative expenses increased 4 percent to $6.21 billion in 2019 primarily due to increased marketing expenses for recently launched products, partially offset by lower expenses for late life-cycle products.

We recognized acquired IPR&D charges of $239.6 million in 2019 resulting from business development transactions with AC Immune, Centrexion, ImmuNext, and Avidity. In 2018, we recognized acquired IPR&D charges of $1.98 billion primarily related to the acquisition of ARMO and the collaboration with Dicerna.
We recognized asset impairment, restructuring, and other special charges of $575.6 million in 2019. The charges were primarily associated with the accelerated vesting of Loxo employee equity awards as part of the closing of the acquisition of Loxo, and, to a lesser extent, the charges associated with the decision to close and sell a research and development facility located in the U.K. In 2018, we recognized $266.9 million of asset impairment, restructuring, and other special charges primarily associated with asset impairments related to the sale of the Posilac (rbST) brand and the related sale of the Augusta, Georgia manufacturing site and with expenses associated with efforts to reduce our cost structure.
Other—net, (income) expense was income of $291.6 million in 2019 compared to income of $145.6 million in 2018 primarily driven by higher net gains on investment securities and the gain on the sale of the company's antibiotics business in China, partially offset by the charge related to the repurchase of debt and higher net interest expense.
Our effective tax rate was 11.9 percent in 2019, compared with 14.4 percent in 2018. The higher effective tax rate in 2018 was primarily due to non-deductible acquired IPR&D charges.
Operating Results—2018
Financial Results
The following table summarizes our key operating results:

	Year Ended December 31,		Percent Change
	2018	2017
Revenue	$21,493.3	$19,973.8	8
Gross margin	16,811.6	15,526.1	8
Gross margin as a percent of revenue	78.2%	77.7%
Operating expense	$11,026.3	$11,078.6	—
Acquired in-process research and development	1,983.9	1,112.6	78
Asset impairment, restructuring, and other special charges	266.9	1,331.6	(80)
Income before income taxes	3,680.1	2,304.8	60
Income taxes	529.5	2,391.2	(78)
Net income (loss) from continuing operations	3,150.6	(86.4)	NM
Net income (loss)	3,232.0	(204.1)	NM
Earnings (loss) per share from continuing operations	3.05	(0.08)	NM
Earnings (loss) per share	3.13	(0.19)	NM
NM - not meaningful
Revenue increased in 2018 driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices. The increases in net income and EPS in 2018 were driven by lower income taxes, higher gross margin, and lower asset impairment, restructuring, and other special charges, partially offset by higher acquired IPR&D charges.

Certain items affect the comparisons of our 2018 and 2017 results. The 2018 highlighted items are summarized in the "Results of Operations - Executive Overview" section. The 2017 highlighted items are summarized as follows:
Acquired IPR&D (Note 3 to the consolidated financial statements)

•	We recognized acquired IPR&D charges of $1.11 billion primarily related to the acquisition of CoLucid Pharmaceuticals, Inc. (CoLucid).
Asset Impairment, Restructuring, and Other Special Charges (Note 5 to the consolidated financial statements)

•	We recognized charges of $1.33 billion primarily associated with efforts to reduce our cost structure, including the U.S. voluntary early retirement program.
Income Taxes (Note 14 to the consolidated financial statements)

•	We recognized a provisional tax expense of $1.91 billion due to the Tax Cuts and Jobs Act (2017 Tax Act).
Revenue
The following table summarizes our revenue activity by region:

	Year Ended December 31,
	2018	2017	Percent Change
U.S. (1)	$12,391.9	$11,414.4	9
Outside U.S.	9,101.4	8,559.4	6
Revenue	$21,493.3	$19,973.8	8
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue in 2018 compared with 2017:

	2018 vs. 2017
	U.S.	Outside U.S.	Consolidated
Volume	9%	8%	9%
Price	(1)%	(4)%	(2)%
Foreign exchange rates	—%	2%	1%
Percent change	9%	6%	8%
Numbers may not add due to rounding.
In the U.S., the revenue increase in 2018 was driven by increased volume for newer products, including Trulicity, Basaglar, Taltz, Verzenio, and Jardiance. The increase in revenue was partially offset by decreased volume for products that have lost exclusivity, including Cialis, Effient, and Strattera, as well as lower realized prices for several products, including Trulicity, Basaglar, Forteo, and Taltz.
Outside the U.S., the revenue increase in 2018 was due to increased volume for several newer products, primarily driven by Trulicity, Olumiant, and Taltz and, to a lesser extent, the favorable impact of foreign exchange rates. The increase in revenue was partially offset by lower realized prices for several products.

The following table summarizes our revenue activity in 2018 compared with 2017:

	Year Ended December 31,
	2018			2017
Product	U.S.(1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$2,515.8	$683.3	$3,199.1	$2,029.8	58
Humalog	1,787.8	1,208.7	2,996.5	2,865.2	5
Alimta	1,131.0	1,001.9	2,132.9	2,062.5	3
Cialis	1,129.2	722.7	1,851.8	2,323.1	(20)
Forteo	757.9	817.7	1,575.6	1,749.0	(10)
Humulin	910.2	421.2	1,331.4	1,335.4	—
Taltz	738.7	198.7	937.5	559.2	68
Cyramza	291.5	529.9	821.4	758.3	8
Basaglar	622.8	178.5	801.2	432.1	85
Cymbalta	54.3	653.7	708.0	757.2	(6)
Jardiance(2)	400.2	258.1	658.3	447.5	47
Erbitux	531.6	103.8	635.3	645.9	(2)
Trajenta(3)	224.2	350.5	574.7	537.9	7
Zyprexa	36.2	435.1	471.3	581.2	(19)
Strattera	89.7	361.1	450.8	618.2	(27)
Other products	1,170.8	1,176.5	2,347.5	2,271.3	3
Revenue	$12,391.9	$9,101.4	$21,493.3	$19,973.8	8
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Jardiance revenue includes Glyxambi and Synjardy.
(3) Trajenta revenue includes Jentadueto.
Revenue of Trulicity increased 56 percent in the U.S., driven by higher demand. Revenue outside the U.S. increased 63 percent primarily driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.
Revenue of Humalog increased 4 percent in the U.S., primarily driven by increased demand and, to a lesser extent, higher realized prices due to changes in estimates to rebates and discounts. Revenue outside the U.S. increased 5 percent, driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.
Revenue of Alimta increased 9 percent in the U.S., driven by increased demand and higher realized prices. Revenue outside the U.S. decreased 3 percent, driven by lower volume due to competitive pressure and the loss of exclusivity in certain European countries, including Germany, and lower realized prices, partially offset by the favorable impact of foreign exchange rates.
Revenue of Cialis decreased 17 percent in the U.S., driven by decreased demand primarily due to the entry of generic tadalafil, partially offset by higher realized prices. Revenue outside the U.S. decreased 25 percent, driven by the loss of exclusivity in Europe.
Revenue of Forteo decreased 21 percent in the U.S., driven by decreased demand, and, to a lesser extent, lower realized prices. Revenue outside the U.S. increased 4 percent, driven by increased volume and the favorable impact of foreign exchange rates, partially offset by lower realized prices.
Revenue of Humulin increased 3 percent in the U.S., driven by increased volume, partially offset by lower realized prices primarily due to changes in segment mix and, to a lesser extent, the impact of patient affordability programs. Revenue outside the U.S. decreased 7 percent, primarily driven by decreased volume and, to a lesser extent, lower realized prices.

Revenue of Taltz increased 52 percent in the U.S., primarily driven by increased demand, partially offset by lower realized prices. Revenue outside the U.S. increased $125.6 million, driven by increased volume from recent launches, partially offset by lower realized prices.
Revenue of Cyramza increased 5 percent in the U.S., driven by increased demand and, to a lesser extent, higher realized prices. Revenue outside the U.S. increased 10 percent, primarily due to increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.
Revenue of Basaglar increased $311.7 million in the U.S., driven by increased demand, partially offset by lower realized prices due to increased volume in Medicare Part D. Revenue outside the U.S. increased $57.5 million primarily driven by increased volume.
Revenue of Cymbalta, a treatment for major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, chronic musculoskeletal pain, and the management of fibromyalgia, decreased 53 percent in the U.S. driven by decreased volume, partially offset by higher realized prices. Revenue outside the U.S. increased 2 percent, driven by increased volume in Japan.
Gross Margin, Costs, and Expenses
Gross margin as a percent of total revenue was 78.2 percent in 2018, an increase of 0.5 percentage points compared with 2017, primarily due to manufacturing efficiencies and lower amortization expenses, offset by the impact of foreign exchange rates on international inventories sold, the timing of manufacturing production, and the negative impact of price on revenue.
Research and development expenses decreased 1 percent to $5.05 billion in 2018 driven by lower development expenses for lanabecestat, partially offset by higher expenses for other late-stage assets.
Marketing, selling, and administrative expenses remained flat in 2018 compared to 2017.
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
We recognized asset impairment, restructuring, and other special charges of $266.9 million in 2018. The charges are primarily associated with asset impairments related to the sale of the Posilac (rbST) brand and the related sale of the Augusta, Georgia manufacturing site and with expenses associated with efforts to reduce our cost structure. In 2017, we recognized $1.33 billion of asset impairment, restructuring, and other special charges primarily associated with efforts to reduce our cost structure, including the U.S. voluntary early retirement program, and asset impairments related to lower projected revenue for Posilac (rbST).
Other—net, (income) expense was income of $145.6 million in 2018 compared to income of $301.5 million in 2017 driven by lower net gains on sales of investments.
During 2018, we recorded income tax expense of $529.5 million while earning $3.68 billion of income before income taxes. We recognized $313.3 million of income tax benefit primarily due to measurement period adjustments to the Toll Tax and GILTI. During 2017, we recorded income tax expense of $2.40 billion, which included a provisional tax charge of $1.91 billion, despite earning $2.30 billion of income before income taxes. The provisional tax charge was a result of the 2017 Tax Act, including the Toll Tax.

FINANCIAL CONDITION
Cash and cash equivalents decreased to $2.34 billion as of December 31, 2019, compared with $7.32 billion at December 31, 2018. Net cash provided by operating activities was $4.84 billion in 2019, compared with $5.52 billion in 2018. Net cash provided by operating activities in 2019 included approximately $360 million of cash paid to settle the accelerated vesting of Loxo employee equity awards (see Note 5 to the consolidated financial statements). Net cash provided by operating activities in 2018 included approximately $500 million of net cash provided by operating activities related to our discontinued operations (See Note 19 to the consolidated financial statements). Refer to the consolidated statements of cash flows for additional details on the significant sources and uses of cash for the years ended December 31, 2019 and 2018.
In addition to our cash and cash equivalents, we held total investments of $2.06 billion and $2.09 billion as of December 31, 2019 and 2018, respectively. See Note 7 to the consolidated financial statements for additional details.
In February 2019, we completed our acquisition of Loxo for $235 per share or approximately $6.9 billion, which was funded through a mixture of cash and debt. See Note 3 to the consolidated financial statements for additional information.
As of December 31, 2019, total debt was $15.32 billion, an increase of $5.02 billion compared with $10.30 billion at December 31, 2018. The increase primarily related to the net proceeds of $4.45 billion from the issuance of senior notes in February 2019. The proceeds from these notes were used to repay commercial paper that was issued in connection with the acquisition of Loxo and for general corporate purposes. See Note 11 to the consolidated financial statements for additional details.
As of December 31, 2019, we had a total of $5.21 billion of unused committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. See Note 11 to the consolidated financial statements for additional details. We believe that amounts accessible through existing commercial paper markets should be adequate to fund any short-term borrowing needs.
For the 134th consecutive year, we distributed dividends to our shareholders. Dividends of $2.58 per share and $2.25 per share were paid in 2019 and 2018, respectively. In the fourth quarter of 2019, effective for the dividend to be paid in the first quarter of 2020, the quarterly dividend was increased to $0.74 per share, resulting in an indicated annual rate for 2020 of $2.96 per share.
Capital expenditures of $1.03 billion during 2019, compared to $1.21 billion in 2018.
In 2019, we repurchased $4.40 billion of shares under our $8.00 billion share repurchase program authorized in June 2018. As of December 31, 2019, we had $1.50 billion remaining under this program. See Note 13 to the consolidated financial statements for additional details.
On March 11, 2019, we completed the disposition of our remaining 80.2 percent ownership of Elanco common stock through a tax-free exchange offer, which resulted in a reduction in shares of our common stock outstanding by approximately 65 million as of that date.
In January 2020, we announced an agreement to acquire Dermira, Inc. for $18.75 per share, or approximately $1.1 billion. The acquisition will be funded through cash on hand and the issuance of commercial paper. See Note 3 to the consolidated financial statements for additional information.
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
In the normal course of business, our operations are exposed to fluctuations in interest rates and currency values. These fluctuations can vary the costs of financing, investing, and operating. We seek to address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of this risk management program is to limit the impact on earnings of fluctuations in interest and currency exchange rates. All derivative activities are for purposes other than trading.

Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt positions and may enter into interest rate derivatives to help maintain that balance. Based on our overall interest rate exposure at December 31, 2019 and 2018, including derivatives and other interest rate risk-sensitive instruments, a hypothetical 10 percent change in interest rates applied to the fair value of the instruments as of December 31, 2019 and 2018, respectively, would not have a material impact on earnings, cash flows, or fair values of interest rate risk-sensitive instruments over a one-year period.
Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and Japanese yen. We face foreign currency exchange exposures when we enter into transactions arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We may enter into foreign currency forward or option derivative contracts to reduce the effect of fluctuating currency exchange rates (principally the euro and the Japanese yen). Our corporate risk-management policy outlines the minimum and maximum hedge coverage of such exposures. Gains and losses on these derivative contracts offset, in part, the impact of currency fluctuations on the existing assets and liabilities. We periodically analyze the fair values of the outstanding foreign currency derivative contracts to determine their sensitivity to changes in foreign exchange rates. A hypothetical 10 percent change in exchange rates (primarily against the U.S. dollar) applied to the fair values of our outstanding foreign currency derivative contracts as of December 31, 2019 and 2018, would not have a material impact on earnings, cash flows, or financial position over a one-year period. This sensitivity analysis does not consider the impact that hypothetical changes in exchange rates would have on the underlying foreign currency denominated transactions.
Off-Balance Sheet Arrangements and Contractual Obligations
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. We acquire and collaborate on potential products still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of the pharmaceutical product (e.g., approval for marketing by the appropriate regulatory agency or upon the achievement of certain sales levels). If required by the arrangement, we may make royalty payments based upon a percentage of the sales of the product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations below.
Individually, these arrangements are generally not material in any one annual reporting period. However, if milestones for multiple products covered by these arrangements were reached in the same reporting period, the aggregate charge to expense or aggregate milestone payments made could be material to our results of operations or cash flows, respectively, in that period. See Note 4 to the consolidated financial statements for additional details. These arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves milestone objectives. We also note that, from a business perspective, we view these payments as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from sales of products.

Our current noncancelable contractual obligations that will require future cash payments were as follows as of December 31, 2019:

	Payments Due by Period
(Dollars in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including interest payments(1)	$20,934.9	$382.2	$2,173.8	$1,381.3	$16,997.6
Finance lease obligations	19.0	7.0	8.8	3.2	—
Operating lease liabilities	720.4	138.1	193.3	116.3	272.7
Purchase obligations(2)	15,897.1	15,452.8	239.6	204.7	—
2017 Tax Act Toll Tax(3)	2,630.0	225.3	507.4	1,109.9	787.4
Other long-term liabilities reflected on our balance sheet(4)	1,800.1	—	421.2	193.8	1,185.1
Total	$42,001.5	$16,205.4	$3,544.1	$3,009.2	$19,242.8
(1) Our long-term debt obligations include both our expected principal and interest obligations and our interest rate swaps. We used the interest rate forward curve at December 31, 2019, to compute the amount of the contractual obligation for interest on the variable rate debt instruments and swaps.
(2) We have included the following:

•
Purchase obligations consisting primarily of all open purchase orders as of December 31, 2019. Some of these purchase orders may be cancelable; however, for purposes of this disclosure, we have not distinguished between cancelable and noncancelable purchase obligations.

•	Contractual payment obligations with each of our significant vendors, which are noncancelable and are not contingent.
(3) The 2017 Tax Act provided an election to taxpayers subject to the Toll Tax to make payments over an eight-year period. We made this election; therefore, we have included future Toll Tax payments accordingly.
(4) We have included long-term liabilities consisting primarily of our nonqualified supplemental pension funding requirements and other post-employment benefit liabilities. We excluded long-term income taxes payable of $1.20 billion, because we cannot reasonably estimate the timing of future cash outflows associated with those liabilities.
The contractual obligations table is as of December 31, 2019. We expect the amount of these obligations to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.
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
Revenue Recognition and Sales Return, Rebate, and Discount Accruals
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. For product sales to customers, provisions for returns, rebate and discounts are established in the same period the related product sales are recognized. To determine the appropriate transaction price for our product sales at the time we recognize a sale to a direct customer, we estimate any rebates or discounts that ultimately will be due to the direct customer and other customers in the distribution chain under the terms of our contracts. Significant judgments are required in making these estimates. The largest of our sales rebate and discount amounts are rebates associated with sales covered by managed care, Medicare, Medicaid, and chargeback contracts in the U.S. In determining the appropriate accrual amount, we consider our historical rebate payments for these programs by product as a percentage of our historical sales as well as any significant changes in sales trends (e.g., patent expiries and product launches), an evaluation of the current contracts for these programs, the percentage of our products that are sold via these programs, and our product pricing.

Refer to Note 2 to the consolidated financial statements for further information on revenue recognition and sales return, rebate, and discount accruals.
Revenue recognized from collaborations and other arrangements will include our share of profits from the collaboration, as well as royalties, upfront and milestone payments we receive under these types of contracts.
Financial Statement Impact
We believe that our accruals for sales returns, rebates, and discounts are reasonable and appropriate based on current facts and circumstances. Our global rebate and discount liabilities are included in sales rebates and discounts on our consolidated balance sheet. Our global sales return liability is included in other current liabilities and other noncurrent liabilities on our consolidated balance sheet. As of December 31, 2019, a 5 percent change in our global sales return, rebate, and discount liability would have led to an approximate $270 million effect on our income before income taxes.
The portion of our global sales return, rebate, and discount liability resulting from sales of our products in the U.S. was approximately 90 percent as of December 31, 2019 and 2018.
The following represents a roll-forward of our most significant U.S. sales return, rebate, and discount liability balances, including managed care, Medicare, and Medicaid:

(Dollars in millions)	2019	2018
Sales return, rebate, and discount liabilities, beginning of year	$4,670.9	$4,134.0
Reduction of net sales(1)	15,490.2	13,424.9
Cash payments	(15,525.6)	(12,888.0)
Sales return, rebate, and discount liabilities, end of year	$4,635.5	$4,670.9
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
We also consider the insurance coverage we have to diminish the exposure for periods covered by insurance. In assessing our insurance coverage, we consider the policy coverage limits and exclusions, the potential for denial of coverage by the insurance company, the financial condition of the insurers, and the possibility of and length of time for collection. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently marketed products. In addition to insurance coverage, we consider any third-party indemnification to which we are entitled or under which we are obligated. With respect to our third-party indemnification rights, these considerations include the nature of the indemnification, the financial condition of the indemnifying party, and the possibility of and length of time for collection.
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
The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed in a business combination, as well as estimated asset lives, can materially affect our consolidated results of operations. The fair values of intangible assets, including acquired IPR&D, are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by management. Significant estimates and assumptions include, but are not limited to, probability of technical success, revenue growth and discount rate. Depending on the facts and circumstances, we may deem it necessary to engage an independent valuation expert to assist in valuing significant assets and liabilities.
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
Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually, or more frequently if impairment indicators are present, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the intangible asset to its carrying value is performed to determine the amount of any impairment.
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
Annually, we determine the fair value of the plan assets in our defined benefit pension and retiree health benefit plans. Approximately 40 percent of our plan assets are in hedge funds and private equity-like investment funds (collectively, alternative assets). We value these alternative investments using significant unobservable inputs or using the net asset value reported by the counterparty, adjusted as necessary. Inputs include underlying net asset values, discounted cash flows valuations, comparable market valuations, and adjustments for currency, credit, liquidity and other risks.
Financial Statement Impact
If the 2019 discount rate for the U.S. defined benefit pension and retiree health benefit plans (U.S. plans) were to change by a quarter percentage point, income before income taxes would change by $29.6 million. If the 2019 expected return on plan assets for U.S. plans were to change by a quarter percentage point, income before income taxes would change by $26.5 million. If our assumption regarding the 2019 expected age of future retirees for U.S. plans were adjusted by one year, our income before income taxes would be affected by $45.9 million. The U.S. plans, including Puerto Rico, represent approximately 75 percent and 80 percent of the total projected benefit obligation and total plan assets, respectively, at December 31, 2019.
Adjustments to the fair value of plan assets are not recognized in pension and retiree health benefit expense in the year that the adjustments occur. Such changes are deferred, along with other actuarial gains and losses, and are amortized into expense over the expected remaining service life of employees.
Income Taxes
Background and Uncertainties
We prepare and file tax returns based upon our interpretation of tax laws and regulations and record estimates based upon these interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities, which may result in future tax, interest, and penalty assessments. Inherent uncertainties exist in estimates of many tax positions due to changes in tax law resulting from legislation and regulation as concluded through the various jurisdictions’ tax court systems. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances. For example, adjustments could result from changes to existing tax law, the issuance of regulations by the taxing authorities, new information obtained during a tax examination, or resolution of a tax examination. We believe our estimates for uncertain tax positions are appropriate and sufficient to pay assessments that may result from examinations of our tax returns. We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

Financial Statement Impact
As of December 31, 2019, a 5 percent change in the amount of uncertain tax positions and the valuation allowance would result in a change in net income of $76.5 million and $30.8 million, respectively.
LEGAL AND REGULATORY MATTERS
Information relating to certain legal proceedings can be found in Note 16 to the consolidated financial statements and is incorporated here by reference.
FINANCIAL EXPECTATIONS FOR 2020
For the full year of 2020, we expect EPS to be in the range of $6.18 to $6.28, which includes the anticipated impact of the Dermira acquisition. We anticipate that total revenue will be between $23.7 billion and $24.2 billion. Revenue growth is expected to be driven by volume from Trulicity, Taltz, Basaglar, Jardiance, Verzenio, Cyramza, Olumiant, Emgality, Baqsimi, and the launch of Reyvow. Revenue growth is expected to be partially offset by lower revenue for products that have lost patent exclusivity, including the expected entry of generic competition for Forteo in the U.S. Revenue growth is also expected to be partially offset by a low-single digit net price decline in the U.S. driven primarily by rebates and legislated increases to Medicare Part D cost sharing, patient affordability programs, and net price declines in China, Japan and Europe.
We anticipate that gross margin as a percent of revenue will be approximately 79 percent in 2020. Research and development expenses are expected to be in the range of $5.6 billion to $5.9 billion. Marketing, selling, and administrative expenses are expected to be in the range of $6.2 billion to $6.4 billion. Other—net, (income) expense is expected to be expense in the range of $100 million to $250 million.
The 2020 effective tax rate is expected to be approximately 15 percent.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
You can find quantitative and qualitative disclosures about market risk (e.g., interest rate risk) at Item 7, “Management’s Discussion and Analysis - Financial Condition.” That information is incorporated in this report by reference.

Item 8.	Financial Statements and Supplementary Data
Consolidated Statements of Operations

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions and shares in thousands, except per-share data)	Year Ended December 31	2019	2018	2017
Revenue		$22,319.5	$21,493.3	$19,973.8
Costs, expenses, and other:
Cost of sales		4,721.2	4,681.7	4,447.7
Research and development		5,595.0	5,051.2	5,096.2
Marketing, selling, and administrative		6,213.8	5,975.1	5,982.4
Acquired in-process research and development (Note 3)		239.6	1,983.9	1,112.6
Asset impairment, restructuring, and other special charges (Note 5)		575.6	266.9	1,331.6
Other—net, (income) expense (Note 18)		(291.6)	(145.6)	(301.5)
		17,053.6	17,813.2	17,669.0
Income before income taxes		5,265.9	3,680.1	2,304.8
Income taxes (Note 14)		628.0	529.5	2,391.2
Net income (loss) from continuing operations		4,637.9	3,150.6	(86.4)
Net income (loss) from discontinued operations (Note 19)		3,680.5	81.4	(117.7)
Net income (loss)		$8,318.4	$3,232.0	$(204.1)

Earnings (loss) per share:
Earnings (loss) from continuing operations - basic		4.98	3.07	(0.08)
Earnings (loss) from discontinued operations - basic		3.95	0.07	(0.11)
Earnings (loss) per share - basic		$8.93	$3.14	$(0.19)

Earnings (loss) from continuing operations - diluted		4.96	3.05	(0.08)
Earnings (loss) from discontinued operations - diluted		3.93	0.08	(0.11)
Earnings (loss) per share - diluted		$8.89	$3.13	$(0.19)

Shares used in calculation of earnings (loss) per share:
Basic		931,059	1,027,721	1,052,023
Diluted		935,684	1,033,667	1,052,023
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions)	Year Ended December 31	2019	2018	2017
Net income (loss)		$8,318.4	$3,232.0	$(204.1)
Other comprehensive income (loss) from continuing operations:
Change in foreign currency translation gains (losses)		(89.9)	(429.6)	362.9
Change in net unrealized gains (losses) on securities		34.4	(8.8)	(181.3)
Change in defined benefit pension and retiree health benefit plans (Note 15)		(970.0)	544.0	(566.8)
Change in effective portion of cash flow hedges		34.3	(6.0)	27.8
Other comprehensive income (loss) from continuing operations before income taxes		(991.2)	99.6	(357.4)
Benefit (provision) for income taxes related to other comprehensive income (loss) from continuing operations		151.0	(30.3)	402.7
Other comprehensive income (loss) from continuing operations, net of tax (Note 17)		(840.2)	69.3	45.3
Other comprehensive income (loss) from discontinued operations, net of tax (Note 17)		56.8	14.3	129.2
Other comprehensive income (loss), net of tax (Note 17)		(783.4)	83.6	174.5
Comprehensive income (loss)		$7,535.0	$3,315.6	$(29.6)

See notes to consolidated financial statements.

Consolidated Balance Sheets

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, shares in thousands)	December 31	2019	2018
Assets
Current Assets
Cash and cash equivalents (Note 7)		$2,337.5	$7,320.7
Short-term investments (Note 7)		101.0	88.2
Accounts receivable, net of allowances of $22.4 (2019) and $24.1 (2018)		4,547.3	4,593.9
Other receivables		994.2	1,182.9
Inventories (Note 6)		3,190.7	3,098.1
Prepaid expenses and other		2,538.9	2,036.7
Current assets of discontinued operations (Note 19)		—	2,229.1
Total current assets		13,709.6	20,549.6
Investments (Note 7)		1,962.4	2,005.4
Goodwill (Note 8)		3,679.4	1,366.6
Other intangibles, net (Note 8)		6,618.0	1,068.0
Deferred tax assets (Note 14)		2,572.6	2,613.7
Property and equipment, net (Note 9)		7,872.9	7,996.1
Operating lease assets (Note 10)		532.1	—
Other noncurrent assets		2,339.1	1,824.9
Noncurrent assets of discontinued operations (Note 19)		—	6,484.1
Total assets		$39,286.1	$43,908.4
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt (Note 11)		$1,499.3	$1,102.2
Accounts payable		1,405.3	1,207.1
Employee compensation		915.5	955.6
Sales rebates and discounts		4,933.6	4,849.5
Dividends payable		671.5	650.8
Income taxes payable (Note 14)		160.6	393.4
Other current liabilities		2,189.4	2,036.7
Current liabilities of discontinued operations (Note 19)		—	692.8
Total current liabilities		11,775.2	11,888.1
Other Liabilities
Long-term debt (Note 11)		13,817.9	9,196.4
Noncurrent operating lease liabilities (Note 10)		486.7	—
Accrued retirement benefits (Note 15)		3,698.2	2,802.2
Long-term income taxes payable (Note 14)		3,607.2	3,700.0
Other noncurrent liabilities		1,014.3	1,357.6
Deferred tax liabilities (Note 14)		2,187.5	1,312.7
Noncurrent liabilities of discontinued operations (Note 19)		—	2,742.3
Total other liabilities		24,811.8	21,111.2
Commitments and Contingencies (Note 16)
Eli Lilly and Company Shareholders' Equity (Notes 12 and 13)
Common stock—no par value Authorized shares: 3,200,000 Issued shares: 958,056 (2019) and 1,057,639 (2018)		598.8	661.0
Additional paid-in capital		6,685.3	6,583.6
Retained earnings		4,920.4	11,395.9
Employee benefit trust		(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 17)		(6,523.6)	(5,729.2)
Cost of common stock in treasury		(60.8)	(69.4)
Total Eli Lilly and Company shareholders' equity		2,606.9	9,828.7
Noncontrolling interests		92.2	1,080.4
Total equity		2,699.1	10,909.1
Total liabilities and equity		$39,286.1	$43,908.4
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

	Equity of Eli Lilly and Company Shareholders
ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions, shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Noncontrolling Interest
	Shares	Amount					Shares	Amount
Balance at January 1, 2017	1,101,586	$688.5	$5,640.6	$16,046.3	$(3,013.2)	$(5,274.0)	711	$(80.5)	$72.8
Net income (loss)				(204.1)					30.5
Other comprehensive income (loss), net of tax						199.0			(24.5)
Cash dividends declared per share: $2.12				(2,234.6)
Retirement of treasury shares	(4,390)	(2.7)		(357.1)			(4,390)	359.8
Purchase of treasury shares			60.0				4,390	(359.8)
Issuance of stock under employee stock plans, net	3,476	2.1	(164.1)				(47)	4.7
Stock-based compensation			281.3
Reclassification of stranded tax effects (Note 1)				643.6		(643.6)
Other									(3.1)
Balance at December 31, 2017	1,100,672	687.9	5,817.8	13,894.1	(3,013.2)	(5,718.6)	664	(75.8)	75.7
Net income				3,232.0					3.7
Other comprehensive income (loss), net of tax						85.6			(2.0)
Cash dividends declared per share: $2.33				(2,372.0)
Retirement of treasury shares	(45,882)	(28.7)		(4,122.0)			(45,882)	4,150.7
Purchase of treasury shares							45,882	(4,150.7)
Issuance of stock under employee stock plans, net	2,849	1.8	(139.0)				(60)	6.4
Stock-based compensation			279.5
Adoption of new accounting standards (Note 1)				763.8		(105.2)
Sale of Elanco Stock (Note 19)			629.2			9.0			1,017.2
Other			(3.9)						(14.2)
Balance at December 31, 2018	1,057,639	661.0	6,583.6	11,395.9	(3,013.2)	(5,729.2)	604	(69.4)	1,080.4
Net income				8,318.4					37.7
Other comprehensive income (loss), net of tax						(794.4)			11.0
Cash dividends declared per share: $2.68				(2,430.5)
Retirement of treasury shares	(102,640)	(64.1)		(12,363.4)			(102,640)	12,427.5
Purchase of treasury shares							37,639	(4,400.0)
Issuance of stock under employee stock plans, net	3,057	1.9	(210.7)				(74)	8.6
Stock-based compensation			312.4
Acquisition of common stock in exchange offer							65,001	(8,027.5)
Deconsolidation of Elanco									(1,028.9)
Other									(8.0)
Balance at December 31, 2019	958,056	$598.8	$6,685.3	$4,920.4	$(3,013.2)	$(6,523.6)	530	$(60.8)	$92.2
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

ELI LILLY AND COMPANY AND SUBSIDIARIES (Dollars in millions)	Year Ended December 31	2019	2018	2017
Cash Flows from Operating Activities
Net income (loss)		$8,318.4	$3,232.0	$(204.1)
Adjustments to Reconcile Net Income (Loss) to Cash Flows from Operating Activities:
Gain related to disposition of Elanco (Note 19)		(3,680.5)	—	—
Gain on sale of antibiotic business in China (Note 3)		(309.8)	—	—
Depreciation and amortization		1,232.6	1,609.0	1,567.3
Change in deferred income taxes		62.4	326.8	(787.9)
Stock-based compensation expense		312.4	279.5	281.3
Acquired in-process research and development (Note 3)		239.6	1,983.9	1,112.6
Other non-cash operating activities, net		348.7	472.0	441.5
Other changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables—(increase) decrease		(127.2)	(996.7)	(357.0)
Inventories—(increase) decrease		(258.7)	7.8	(253.9)
Other assets—(increase) decrease		(602.3)	(980.0)	(590.1)
Income taxes payable—increase (decrease)		(221.3)	(125.3)	3,489.6
Accounts payable and other liabilities—increase (decrease)		(477.7)	(284.5)	916.3
Net Cash Provided by Operating Activities		4,836.6	5,524.5	5,615.6
Cash Flows from Investing Activities
Purchases of property and equipment		(1,033.9)	(1,210.6)	(1,076.8)
Proceeds from sales and maturities of short-term investments		136.6	2,552.5	4,852.5
Purchases of short-term investments		(42.7)	(112.2)	(3,389.7)
Proceeds from sales of noncurrent investments		609.8	3,509.5	2,586.0
Purchases of noncurrent investments		(247.5)	(837.9)	(4,611.6)
Purchases of in-process research and development		(319.6)	(1,807.6)	(1,086.8)
Cash paid for acquisitions, net of cash acquired (Note 3 and 19)		(6,917.7)	—	(882.1)
Cash distributed to Elanco upon disposition		(374.0)	—	—
Cash received for sale of antibiotic business in China		354.8	—	—
Other investing activities, net		(248.7)	(187.7)	(175.1)
Net Cash Provided by (Used for) Investing Activities		(8,082.9)	1,906.0	(3,783.6)
Cash Flows from Financing Activities
Dividends paid		(2,409.8)	(2,311.8)	(2,192.1)
Net change in short-term borrowings		995.4	(2,197.9)	1,397.5
Proceeds from issuance of long-term debt		6,556.4	2,477.7	2,232.0
Repayments of long-term debt		(2,866.4)	(1,009.1)	(630.6)
Purchases of common stock		(4,400.0)	(4,150.7)	(299.8)
Net proceeds from Elanco initial public offering (Note 19)		—	1,659.7	—
Other financing activities, net		(200.1)	(372.8)	(364.4)
Net Cash Provided by (Used for) Financing Activities		(2,324.5)	(5,904.9)	142.6
Effect of exchange rate changes on cash and cash equivalents		(89.9)	(63.6)	(20.5)
Net increase (decrease) in cash and cash equivalents		(5,660.7)	1,462.0	1,954.1
Cash and cash equivalents at beginning of year (includes $677.5 (2019), $324.4 (2018), and $258.8 (2017) of discontinued operations)		7,998.2	6,536.2	4,582.1
Cash and Cash Equivalents at End of Year (includes $677.5 (2018) and $324.4 (2017) of discontinued operations)		$2,337.5	$7,998.2	$6,536.2
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Tables present dollars in millions, except per-share data)
Note 1: Summary of Significant Accounting Policies and Implementation of New Financial Accounting Standards
Basis of Presentation
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. We issued our financial statements by filing with the Securities and Exchange Commission (SEC) and have evaluated subsequent events up to the time of the filing of our Form 10-K.
Certain reclassifications have been made to prior periods in the consolidated financial statements and accompanying notes to conform with the current presentation.
All per-share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis.
On March 11, 2019, we completed the disposition of our remaining 80.2 percent ownership of Elanco Animal Health Incorporated (Elanco) common stock through a tax-free exchange offer. As a result, Elanco has been presented as discontinued operations in our consolidated financial statements for all periods presented.
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
Research and Development Expenses and Acquired In-Process Research and Development (IPR&D)
Research and development expenses include the following:

•	Research and development costs, which are expensed as incurred.

•	Milestone payment obligations incurred prior to regulatory approval of the product, which are accrued when the event requiring payment of the milestone occurs.
Acquired IPR&D expense includes the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use.
Earnings Per Share (EPS)
We calculate basic EPS based on the weighted-average number of common shares outstanding and incremental shares from potential participating securities. We calculate diluted EPS based on the weighted-average number of common shares outstanding, including incremental shares from our stock-based compensation programs.
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
Advertising Expenses
Costs associated with advertising are expensed as incurred and are included in marketing, selling, and administrative expenses. Advertising expenses, comprised primarily of television, radio, print media, and Internet advertising, totaled approximately $1.1 billion, $900 million, and $700 million in 2019, 2018, and 2017, respectively, which was less than 5 percent of revenue each year.
Other Significant Accounting Policies
Our other significant accounting policies are described in the remaining appropriate notes to the consolidated financial statements.
Implementation of New Financial Accounting Standards
Effective January 1, 2019 we adopted Accounting Standards Update 2016-02, Leases, using the modified retrospective approach, applied at the beginning of the period of adoption, and we elected the package of transitional practical expedients. The adoption of this standard resulted in recording of operating lease assets of approximately $530 million, which included reclassifying approximately $65 million of deferred rent and lease incentives, net of prepaid rent, as a component of the operating lease assets as of January 1, 2019. The adoption also resulted in recording operating lease liabilities of approximately $595 million as of January 1, 2019. Our accounting for finance leases remained substantially unchanged. The standard did not have an impact on our consolidated statements of operations.
Effective January 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, and other related updates. This standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We applied this standard to contracts for which performance was not substantially complete as of the date of adoption. For those contracts that were modified prior to the date of adoption, we reflected the aggregate effect of those modifications when determining the appropriate accounting under the new standard. We don’t believe the effect of applying this practical expedient resulted in material differences. We applied this standard through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Upon adoption, the cumulative effect of applying this standard resulted in an increase of approximately $5 million to retained earnings as of January 1, 2018. Revenue presented for periods prior to 2018 was accounted for under previous standards and has not been adjusted. Revenue and net income for 2018 did not differ materially from amounts that would have resulted from application of the previous standards.
Effective January 1, 2018, we adopted Accounting Standards Update 2016-01 (ASU 2016-01), Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This standard requires entities to recognize changes in the fair value of equity investments with readily determinable fair values in net income (except for investments accounted for under the equity method of accounting or those that result in consolidation of the investee). We applied the new standard through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Upon adoption, we reclassified from accumulated other comprehensive loss the after-tax amount of net unrealized gains resulting in an increase to retained earnings of approximately $105 million. Adoption of this standard did not result in a material change in net income in the year of adoption.
Effective January 1, 2018, we adopted Accounting Standards Update 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This standard requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory at the time of transfer. We adopted this standard using a modified retrospective approach. Upon adoption, the cumulative effect of applying this standard resulted in an increase of approximately $700 million to retained earnings, $2.5 billion to deferred tax assets, and $1.8 billion to deferred tax liabilities as of January 1, 2018. Adoption of this standard did not result in a material change in net income in the year of adoption.
We elected to early adopt Accounting Standards Update 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, as of December 31, 2017, which allowed a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (2017 Tax Act - see Note 14). This standard allowed us to reclassify the effect of remeasuring deferred tax liabilities and assets related to items within accumulated other comprehensive loss using the then newly enacted 21 percent federal corporate income tax rate. The provisional effect of this early adoption was a reclassification from accumulated other comprehensive loss, which resulted in an increase to retained earnings of $643.6 million as of December 31, 2017.

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated statements of operations:

	2019	2018	2017
Net product revenue	$20,377.3	$19,866.4	$18,776.5
Collaboration and other revenue(1)	1,942.2	1,626.9	1,197.3
Revenue	$22,319.5	$21,493.3	$19,973.8

(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $301.5 million, $303.2 million, and $144.9 million during the years ended 2019, 2018, and 2017, respectively.
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
Net Product Revenue
Revenue from sales of products is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which generally is at the time we ship the product to the customer. Payment terms differ by jurisdiction and customer, but payment terms in most of our major jurisdictions typically range from 30 to 70 days from date of shipment. Revenue for our product sales has not been adjusted for the effects of a financing component as we expect, at contract inception, that the period between when we transfer control of the product and when we receive payment will be one year or less. Any exceptions are either not material or we collect interest for payments made after the due date. Provisions for rebates, discounts, and returns are established in the same period the related sales are recognized. We generally ship product shortly after orders are received; therefore, we generally only have a few days of orders received but not yet shipped at the end of any reporting period. Shipping and handling activities are considered to be fulfillment activities and are not considered to be a separate performance obligation. We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are imposed on our sales of product and collected from a customer.
Most of our products are sold to wholesalers that serve pharmacies, physicians and other health care professionals, and hospitals. For the years ended December 31, 2019, 2018, and 2017, our three largest wholesalers each accounted for between 14 percent and 21 percent of consolidated total revenue. Further, they each accounted for between 19 percent and 25 percent of accounts receivable as of December 31, 2019 and 2018.
Significant judgments must be made in determining the transaction price for our sales of products related to anticipated rebates, discounts and returns. The following describe the most significant of these judgments:
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

•
The largest of our sales rebate and discount amounts are rebates associated with sales covered by managed care, Medicare, Medicaid, chargeback, and patient assistance programs in the U.S. In determining the appropriate accrual amount, we consider our historical rebate payments for these programs by product as a percentage of our historical sales as well as any significant changes in sales trends (e.g., patent expiries and product launches), an evaluation of the current contracts for these programs, the percentage of our products that are sold via these programs, and our product pricing. Although we accrue a liability for rebates related to these programs at the time we record the sale, the rebate related to that sale is typically paid up to six months later. Because of this time lag, in any particular period our rebate adjustments may incorporate revisions of accruals for several periods.

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

Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for the judgments described above for our most significant U.S. sales returns, rebates, and discounts liability balances for products shipped in previous periods were approximately 2 percent and 1 percent of U.S revenue during 2019 and 2018, respectively.
Collaboration and Other Arrangements
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
The following table summarizes contract liability balances:

	2019	2018
Contract liabilities	$264.6	$294.9

The contract liabilities balances disclosed above as of December 31, 2019 and 2018 were primarily related to the remaining license period of symbolic intellectual property and obligations to supply product for a defined period of time.
During the years ended December 31, 2019 and 2018, revenue recognized from contract liabilities as of the beginning of the year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.
Disaggregation of Revenue
The following table summarizes revenue by product:

	U.S.(1)			Outside U.S.
	2019	2018	2017	2019	2018	2017
Revenue—to unaffiliated customers:
Endocrinology:
Trulicity®	$3,155.2	$2,515.8	$1,609.8	$972.7	$683.3	$419.9
Humalog® (2)	1,669.7	1,787.8	1,717.8	1,151.0	1,208.7	1,147.4
Forteo®	645.5	757.9	965.2	759.1	817.7	783.8
Humulin®	879.7	910.2	884.6	410.4	421.2	450.7
Basaglar®	876.2	622.8	311.1	236.3	178.5	121.0
Jardiance (3)	565.9	400.2	290.4	378.3	258.1	157.0
Trajenta (4)	224.8	224.2	213.2	365.8	350.5	324.7
Other Endocrinology	293.7	292.7	380.9	230.1	272.5	307.7
Total Endocrinology	8,310.7	7,511.6	6,373.0	4,503.7	4,190.5	3,712.2
Oncology:
Alimta®	1,219.5	1,131.0	1,034.3	896.4	1,001.9	1,028.2
Cyramza®	335.3	291.5	278.8	589.9	529.9	479.6
Verzenio®	454.8	248.5	21.0	124.9	6.6	—
Erbitux®	487.9	531.6	541.7	55.4	103.8	104.2
Other Oncology	111.0	200.6	174.6	339.3	215.1	149.6
Total Oncology	2,608.5	2,403.2	2,050.4	2,005.9	1,857.3	1,761.6
Immunology:
Taltz®	1,016.8	738.7	486.0	349.6	198.7	73.2
Olumiant®	42.2	6.7	—	384.7	195.9	45.8
Total Immunology	1,059.0	745.4	486.0	734.3	394.6	119.0
Neuroscience:
Cymbalta®	49.6	54.3	114.9	675.8	653.7	642.2
Zyprexa®	41.0	36.2	75.5	377.6	435.1	505.7
Strattera®	30.8	89.7	284.9	211.7	361.1	333.3
Emgality®	154.9	4.9	—	7.7	—	—
Other Neuroscience	80.2	92.3	115.7	93.6	93.4	98.9
Total Neuroscience	356.5	277.4	591.0	1,366.4	1,543.3	1,580.1
Other:
Cialis ®	231.7	1,129.2	1,358.6	658.8	722.7	964.5
Other	156.2	325.1	555.4	327.7	393.0	422.0
Total Other	387.9	1,454.3	1,914.0	986.5	1,115.7	1,386.5
Revenue	$12,722.6	$12,391.9	$11,414.4	$9,596.8	$9,101.4	$8,559.4
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi® and Synjardy®.
(4) Trajenta revenue includes Jentadueto®.

The following table summarizes revenue by geographical area:

	2019	2018	2017
Revenue—to unaffiliated customers(1):
U.S.	$12,722.6	$12,391.9	$11,414.4
Europe	3,765.0	3,663.1	3,390.6
Japan	2,547.6	2,407.4	2,339.5
Other foreign countries	3,284.3	3,030.9	2,829.3
Revenue	$22,319.5	$21,493.3	$19,973.8
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.

Note 3: Acquisitions and Divestiture
In February 2019, we completed the acquisition of Loxo Oncology, Inc. (Loxo). This transaction, as further discussed in this note below in Acquisition of a Business, was accounted for as a business combination under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of Loxo have been included in our consolidated financial statements from the date of acquisition.
We acquired assets in development in 2019, 2018, and 2017, which are further discussed in this note below in Asset Acquisitions. Upon acquisition, the acquired IPR&D charges related to these products were immediately expensed because the products had no alternative future use. For the years ended December 31, 2019, 2018, and 2017, we recorded acquired IPR&D charges of $239.6 million, $1.98 billion, and $1.11 billion, respectively.
Acquisition of a Business
Loxo Acquisition
Overview of Transaction
In February 2019, we acquired all shares of Loxo for a purchase price of $6.92 billion, net of cash acquired. The accelerated vesting of Loxo employee equity awards was recognized as transaction expense included in asset impairment, restructuring, and other special charges during the year ended December 31, 2019 (see Note 5).
Under the terms of the agreement, we acquired a pipeline of investigational medicines, including selpercatinib (LOXO-292), an oral RET inhibitor granted Breakthrough Therapy designation by the U.S. Food and Drug Administration, and LOXO-305, an oral BTK inhibitor.
Assets Acquired and Liabilities Assumed
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at February 15, 2019
Acquired IPR&D(1)	$4,670.0
Finite-lived intangibles(2)	980.0
Deferred income taxes	(1,032.8)
Other assets and liabilities - net	(26.4)
Total identifiable net assets	4,590.8
Goodwill(3)	2,326.9
Total consideration transferred - net of cash acquired	$6,917.7
(1) $4.60 billion of the acquired IPR&D relates to selpercatinib (LOXO-292).
(2) Contract-based intangibles (primarily related to Vitrakvi) which are being amortized to cost of sales on a straight-line basis over their estimated useful lives, were expected to have a weighted average useful life of approximately 12 years from the acquisition date.
(3) The goodwill recognized from this acquisition is attributable primarily to future unidentified projects and products and the assembled workforce for Loxo and is not deductible for tax purposes.
Our consolidated statement of operations for the year ended December 31, 2019 includes Loxo revenues of $136.7 million, primarily due to regulatory approval and sales milestones received. We are unable to provide the results of operations for the year ended December 31, 2019 attributable to Loxo as those operations were substantially integrated into our legacy business.
Pro forma information has not been included because this acquisition did not have a material impact on our results of operations for the years ended December 31, 2019 and 2018.

Asset Acquisitions
The following table and narrative summarize our asset acquisitions during 2019, 2018, and 2017.

Counterparty	Compound(s),Therapy, or Asset	Acquisition Month	Phase of Development(1)	Acquired IPR&D Expense
AC Immune SA	Tau aggregation inhibitor small molecules for the potential treatment of Alzheimer's disease and other neurodegenerative diseases	January 2019 & September 2019(2)	Pre-clinical	$127.1
ImmuNext, Inc.	Novel immunometabolism target	March 2019	Pre-clinical	40.0
Avidity Biosciences, Inc.	Potential new medicines in immunology and other select indications	April 2019	Pre-clinical	25.0
Centrexion Therapeutics Corporation	CNTX-0290, a novel, small molecule somatostatin receptor type 4 agonist	July 2019	Phase I	47.5

Sigilon Therapeutics	Encapsulated cell therapies for the potential treatment of type 1 diabetes	April 2018	Pre-clinical	66.9
AurKa Pharma, Inc.	AK-01, an Aurora kinase A inhibitor	June 2018	Phase I	81.8
ARMO BioSciences, Inc. (ARMO)	Cancer therapy - pegilodecakin	June 2018	Phase III	1,475.8
Anima Biotech	Translation inhibitors for selected neuroscience targets	July 2018	Pre-clinical	30.0
SIGA Technologies, Inc.	Priority Review Voucher	October 2018	Not applicable	80.0
Chugai Pharmaceutical Company	OWL833, an oral non-peptidic GLP-1 receptor agonist	October 2018	Pre-clinical	50.0
NextCure, Inc.	Immuno-oncology cancer therapies	November 2018	Pre-clinical(3)	28.1
Dicerna Pharmaceuticals, Inc.	Cardio-metabolic disease, neurodegeneration, and pain	December 2018	Pre-clinical	148.7
Hydra Biosciences	TRPA1 antagonists program for the potential treatment of chronic pain syndromes	December 2018	Pre-clinical	22.6

CoLucid Pharmaceuticals, Inc. (CoLucid)	Oral therapy for the acute treatment of migraine - lasmiditan	March 2017	Phase III	857.6
KeyBioscience AG	Multiple molecules for treatment of metabolic disorders	July 2017	Phase II	55.0
Nektar Therapeutics	Immunological therapy - NKTR-358	August 2017	Phase I	150.0
CureVac AG	Cancer vaccines	November 2017	Pre-clinical	50.0
(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.
(2) We recognized acquired IPR&D expenses of $96.9 million in January 2019 upon entering into a license agreement and $30.2 million in September 2019 upon entering into an amendment to the license agreement.
(3) This research and development collaboration agreement has been terminated, to be effective March 2020.

In connection with these arrangements, our partners may be entitled to future royalties and/or commercial milestones based on sales should products be approved for commercialization and/or milestones based on the successful progress of compounds through the development process.
Divestiture
In October 2019, we completed a transaction in which we sold the rights in China for two legacy antibiotic medicines, as well as a manufacturing facility in Suzhou, China to Eddingpharm, a China-based specialty pharmaceutical company. In connection with the sale, we received net cash proceeds of $354.8 million from Eddingpharm in 2019, with an additional payment of $40.3 million due to us in 2020. We accounted for the transaction as the sale of a business. We recorded a gain of $309.8 million in Other—net, (income) expense upon closing the transaction in 2019.
Subsequent Event - Dermira, Inc. (Dermira) Acquisition
On January 10, 2020, we announced an agreement to acquire Dermira for a purchase price of $18.75 per share, or approximately $1.1 billion. The acquisition will expand our immunology pipeline with the addition of lebrikizumab, a novel, investigational, monoclonal antibody designed to bind IL-13 with high affinity that is being evaluated in a Phase III clinical development program for the treatment of moderate-to-severe atopic dermatitis. Lebrikizumab was granted Fast Track designation from the U.S. Food and Drug Administration (FDA). The FDA's fast track designation is designed to expedite the development and review of new therapies to treat serious conditions and address unmet medical needs. The acquisition will also expand our portfolio of marketed dermatology medicines with the addition of Qbrexza® (glycopyrronium) cloth, a medicated cloth approved by the FDA for the topical treatment of primary axillary hyperhidrosis (uncontrolled excessive underarm sweating). The transaction is not subject to any financing condition and is expected to close by the end of the first quarter of 2020, subject to customary closing conditions, including receipt of required regulatory approvals and the tender of a majority of the outstanding shares of Dermira's common stock.
Note 4: Collaborations and Other Arrangements
We often enter into collaborative and other similar arrangements to develop and commercialize drug candidates. Collaborative activities may include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These arrangements often require milestone and royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements from or payments to the collaboration partner. See Note 2 for amounts of collaboration and other revenue recognized from these types of arrangements.
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
Boehringer Ingelheim Diabetes Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of diabetes compounds. Currently, included in the collaboration are Boehringer Ingelheim’s oral diabetes products: Trajenta, Jentadueto, Jardiance, Glyxambi, Synjardy, and Trijardy® XR as well as our basal insulin, Basaglar. Jentadueto is included in the Trajenta product family. Glyxambi, Synjardy, and Trijardy XR are included in the Jardiance product family.

The table below summarizes significant milestones (deferred) capitalized for the compounds included in this collaboration:

Product Family	Milestones (Deferred) Capitalized(1)
Trajenta(2)	$446.4
Jardiance(3)	289.0
Basaglar	(250.0)

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
(2) The collaboration agreement with Boehringer Ingelheim for Trajenta ends upon expiration of the compound patent and any supplementary protection certificates or extensions thereto.
(3) The collaboration agreement with Boehringer Ingelheim for Jardiance ends upon expiration of the compound patent and any supplementary protection certificates or extensions thereto.
Through December 31, 2019, in the most significant markets, we and Boehringer Ingelheim shared equally the ongoing development costs, commercialization costs, and agreed upon gross margin for any product resulting from the collaboration. We recorded our portion of the gross margin associated with Boehringer Ingelheim's products as collaboration and other revenue. We recorded our sales of Basaglar to third parties as net product revenue with the payments made to Boehringer Ingelheim for their portion of the gross margin recorded as cost of sales. For all compounds under this collaboration, we recorded our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. Each company was entitled to potential performance payments depending on the sales of the molecules it contributes to the collaboration. These performance payments may have resulted in the owner of the molecule retaining a greater share of the agreed upon gross margin of that product. Subject to achieving these thresholds, in a given period, our reported revenue for Trajenta and Jardiance may have been reduced by any performance payments we make related to these products. Similarly, performance payments we may have received related to Basaglar effectively reduced Boehringer Ingelheim's share of the gross margin, which reduced our cost of sales.
Effective January 1, 2020, we and Boehringer Ingelheim modernized the alliance. In the most significant markets, we and Boehringer Ingelheim share equally the ongoing development costs and commercialization costs for the Jardiance product family. We receive a royalty on net sales of Boehringer Ingelheim's products in the most significant markets and recognize the royalty as collaboration and other revenue. We pay to Boehringer Ingelheim a royalty on net sales for Basaglar in the U.S. We record our sales of Basaglar to third parties as net product revenue with the royalty payments made to Boehringer Ingelheim recorded as cost of sales. For the Jardiance product family, we record our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. Boehringer Ingelheim is entitled to potential performance payments depending on the net sales of the Jardiance product family; therefore, our reported revenue for Jardiance may be reduced by any potential performance payments we make related to this product. Beginning January 1, 2021, the royalty received by us related to the Jardiance product family may also be increased or decreased depending on whether net sales for this product family exceed or fall below certain thresholds.
The following table summarizes our net product revenue recognized with respect to Basaglar and collaboration and other revenue recognized with respect to the Trajenta and Jardiance families of products:

	2019	2018	2017
Basaglar	$1,112.6	$801.2	$432.1
Jardiance	944.2	658.3	447.5
Trajenta	590.6	574.7	537.9

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

As of December 31, 2019, Incyte is eligible to receive up to $130.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
The agreement provided Incyte with options to co-develop the compound subject to the collaboration on an indication-by-indication basis by funding 30 percent of the associated development costs from the initiation of a Phase IIb trial through regulatory approval in exchange for increased tiered royalties ranging up to percentages in the high twenties. Incyte previously exercised its option to co-develop Olumiant in rheumatoid arthritis, atopic dermatitis, alopecia areata, and SLE; however, it opted-out of co-development of all indications as of January 1, 2019. As a result, we will solely fund all further development and pay a lower royalty rate to Incyte on sales.
We record our sales of Olumiant to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	2019	2018	2017
Olumiant	$426.9	$202.5	$45.8

Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain, chronic low back pain and cancer pain. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. As of December 31, 2019, Pfizer is eligible to receive up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated statements of operations are described below:

	2019	2018	2017
Severance	$77.8	$127.8	$601.0
Pension and post-retirement medical charges associated with U.S. voluntary early retirement program (see Note 15)	—	—	446.7
Asset impairment and other special charges	497.8	139.1	283.9
Total asset impairment, restructuring, and other special charges	$575.6	$266.9	$1,331.6

Severance costs recognized during the years ended December 31, 2019, 2018 and 2017 were incurred as a result of actions taken to reduce our cost structure. Severance costs recognized in 2017 were primarily associated with the U.S. voluntary early retirement program. During 2017, severance costs recognized in the U.S. and outside the U.S. were $368.3 million and $232.7 million, respectively. Substantially all of the severance costs incurred in 2017 and 2018 have been paid. Substantially all of the severance costs incurred during the year ended December 31, 2019 are expected to be paid in the next 12 months.
Asset impairment and other special charges recognized during the year ended December 31, 2019 consisted of $400.7 million related to the acquisition of Loxo, substantially all of which is associated with the accelerated vesting of Loxo employee equity awards. In addition, we incurred an asset impairment charge related to our decision to close and sell a research and development facility located in the United Kingdom (U.K). The facility was written down to its estimated fair value, which was based primarily on recent sales of similar assets.
Asset impairment and other special charges recognized during the year ended December 31, 2018 resulted primarily from asset impairment and other special charges related to the sale of the Posilac® (rbST) brand and the associated Augusta, Georgia manufacturing site.
Asset impairment and other special charges recognized during the year ended December 31, 2017 resulted primarily from asset impairments related to lower projected revenue for Posilac (rbST). The assets associated with Posilac (rbST) were written down to their fair values, which were determined based upon a discounted cash flow valuation. Impairment charges were recorded for the associated fixed assets and intangible asset of $151.5 million and $50.0 million, respectively. In addition, we incurred approximately $43.4 million of costs associated with the temporary shut down of our Puerto Rico facility following Hurricane Maria.

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
Inventories at December 31 consisted of the following:

	2019	2018
Finished products	$647.3	$577.8
Work in process	2,067.6	2,057.8
Raw materials and supplies	424.6	426.1
Total (approximates replacement cost)	3,139.5	3,061.7
Increase to LIFO cost	51.2	36.4
Inventories	$3,190.7	$3,098.1

Inventories valued under the LIFO method comprised $1.20 billion and $1.37 billion of total inventories at December 31, 2019 and 2018, respectively.
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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At December 31, 2019, we had outstanding foreign currency forward commitments to purchase 447.9 million U.S. dollars and sell 402.9 million euro; commitments to purchase 1.81 billion euro and sell 2.02 billion U.S. dollars; commitments to purchase 308.3 million U.S. dollars and sell 33.49 billion Japanese yen, commitments to purchase 101.4 million Swiss francs and sell 103.5 million U.S. dollars, and commitments to purchase 236.2 million British pounds and sell 310.9 million U.S. dollars which all settled within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $5.49 billion and $3.40 billion as of December 31, 2019 and 2018, respectively, of which $4.10 billion and $2.65 billion have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations as of December 31, 2019 and 2018, respectively. At December 31, 2019, we had outstanding cross currency swaps with notional amounts of $1.45 billion swapping U.S. dollars to euro, $1.00 billion swapping swiss francs to U.S. dollars, and $396.0 million swapping U.S. dollars to British pounds, which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated floating rate debt to foreign-denominated floating rate debt, have also been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated statements of cash flows. At December 31, 2019, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 11 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss), and upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of December 31, 2019, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.00 billion, which have settlement dates ranging between 2023 and 2025.

The Effect of Risk Management Instruments on the Consolidated Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	2019	2018	2017
Fair value hedges:
Effect from hedged fixed-rate debt	$112.1	$(40.9)	$(14.1)
Effect from interest rate contracts	(112.1)	40.9	14.1
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	15.9	14.8	14.8
Cross-currency interest rate swaps	(17.1)	—	—
Net losses on foreign currency exchange contracts not designated as hedging instruments	61.9	100.0	97.9
Total	$60.7	$114.8	$112.7

During the years ended December 31, 2019 and 2018, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
During the year ended December 31, 2017, net losses related to ineffectiveness, as well as net losses related to the portion of our risk-management hedging instruments, fair value hedges, and cash flow hedges that were excluded from the assessment of effectiveness, were not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	2019	2018	2017
Net investment hedges:
Foreign currency-denominated notes	$40.1	$110.4	$(361.5)
Cross-currency interest rate swaps	47.4	96.8	(126.6)
Foreign currency exchange contracts	—	5.7	—
Cash flow hedges:
Forward-starting interest rate swaps	31.6	—	13.0
Cross-currency interest rate swaps	(8.3)	—	—

In 2020, we expect to reclassify $16.3 million of net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the year ended December 31, 2019 and 2018, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at December 31 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
Description	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2019
Cash equivalents	$1,025.4	$1,025.4	$1,025.4	$—	$—	$1,025.4
Short-term investments:
U.S. government and agency securities	$7.2	$7.2	$7.2	$—	$—	$7.2
Corporate debt securities	81.4	81.1	—	81.4	—	81.4
Asset-backed securities	2.6	2.6	—	2.6	—	2.6
Other securities	9.8	9.8	—	—	9.8	9.8
Short-term investments	$101.0
Noncurrent investments:
U.S. government and agency securities	$77.2	$76.3	$77.2	$—	$—	$77.2
Corporate debt securities	271.1	267.8	—	271.1	—	271.1
Mortgage-backed securities	101.1	99.6	—	101.1	—	101.1
Asset-backed securities	30.0	29.6	—	30.0	—	30.0
Other securities	60.0	27.4	—	—	60.0	60.0
Marketable equity securities	718.6	254.4	718.6	—	—	718.6
Equity investments without readily determinable fair values(2)	405.0
Equity method investments(2)	299.4
Noncurrent investments	$1,962.4

December 31, 2018
Cash equivalents	$5,727.1	$5,727.1	$5,727.1	$—	$—	$5,727.1
Short-term investments:
U.S. government and agency securities	$16.9	$17.1	$16.9	$—	$—	$16.9
Corporate debt securities	62.2	62.6	—	62.2	—	62.2
Asset-backed securities	7.6	7.7	—	7.6	—	7.6
Other securities	1.5	1.5	—	1.5	—	1.5
Short-term investments	$88.2
Noncurrent investments:
U.S. government and agency securities	$149.1	$153.6	$149.1	$—	$—	$149.1
Corporate debt securities	568.0	587.8	—	568.0	—	568.0
Mortgage-backed securities	111.4	114.5	—	111.4	—	111.4
Asset-backed securities	27.7	27.9	—	27.7	—	27.7
Other securities	87.8	29.7	—	—	87.8	87.8
Marketable equity securities	357.5	238.3	357.5	—	—	357.5
Equity investments without readily determinable fair values(2)	414.7
Equity method investments(2)	289.2
Noncurrent investments	$2,005.4

(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments.

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
December 31, 2019	$(1,494.2)	$—	$(1,491.6)	$—	$(1,491.6)
December 31, 2018	(498.9)	—	(497.6)	—	(497.6)

Long-term debt, including current portion
December 31, 2019	$(13,823.0)	$—	$(15,150.0)	$—	$(15,150.0)
December 31, 2018	(9,799.7)	—	(9,989.4)	—	(9,989.4)

		Fair Value Measurements Using
Description	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2019
Risk-management instruments
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	$72.0	$—	$72.0	$—	$72.0
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	43.3	—	43.3	—	43.3
Cross-currency interest rate contracts designated as net investment hedges:
Other noncurrent assets	45.1	—	45.1	—	45.1
Other current liabilities	(21.4)	—	(21.4)	—	(21.4)
Other noncurrent liabilities	(5.7)	—	(5.7)	—	(5.7)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	3.0		3.0		3.0
Other noncurrent liabilities	(20.1)	—	(20.1)	—	(20.1)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	18.4	—	18.4	—	18.4
Other current liabilities	(11.9)	—	(11.9)	—	(11.9)

December 31, 2018
Risk-management instruments
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	4.5	—	4.5	—	4.5
Other current liabilities	(22.3)	—	(22.3)	—	(22.3)
Other noncurrent liabilities	(19.0)	—	(19.0)	—	(19.0)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	69.2	—	69.2	—	69.2
Other noncurrent assets	8.2	—	8.2	—	8.2
Other current liabilities	(9.2)	—	(9.2)	—	(9.2)
Cross-currency interest rate contracts not designated as hedging instruments:
Other noncurrent liabilities	(25.8)	—	(25.8)	—	(25.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	11.3	—	11.3	—	11.3
Other current liabilities	(16.3)	—	(16.3)	—	(16.3)

Risk-management instruments above are disclosed on a gross basis. There are various rights of setoff associated with certain of the risk-management instruments above that are subject to enforceable master netting arrangements or similar agreements. Although various rights of setoff and master netting arrangements or similar agreements may exist with the individual counterparties to the risk-management instruments above, individually, these financial rights are not material.
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
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of December 31, 2019:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$570.6	$91.2	$276.5	$80.4	$122.5

The net unrealized gains (losses) recognized in our consolidated statements of operations for equity securities were $395.3 million and $(20.1) million for the years ended December 31, 2019 and 2018, respectively.
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the years ended December 31, 2019 and 2018 were not material.
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses in accumulated other comprehensive loss follows:

	2019	2018
Unrealized gross gains	$10.3	$0.8
Unrealized gross losses	4.0	29.0
Fair value of securities in an unrealized gain position	429.5	84.3
Fair value of securities in an unrealized loss position	141.1	858.6

We periodically assess our investment in available-for-sale securities for other-than-temporary impairment losses. Other-than-temporary impairment losses were not material in 2019, and there were no other-than-temporary impairment losses in 2018 or 2017.
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
As of December 31, 2019, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 56 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of December 31, 2019, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.
Activity related to our investment portfolio, substantially all of which related to equity and available-for-sale securities, was as follows:

	2019	2018	2017
Proceeds from sales	$655.5	$5,668.0	$5,769.3
Realized gross gains on sales	40.0	11.8	176.0
Realized gross losses on sales	7.9	51.3	5.8

Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.

Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $678.8 million and $696.2 million of accounts receivable as of December 31, 2019 and 2018, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated results of operations for the years ended December 31, 2019, 2018, and 2017 were not material.
Note 8: Goodwill and Other Intangibles
Goodwill
Goodwill results from excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually, or more frequently if impairment indicators are present, by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value to its carrying value is performed to determine the amount of any impairment. The change in goodwill during 2019 was primarily related to our acquisition of Loxo. See Note 3 for further discussion.
No impairments occurred with respect to the carrying value of goodwill for the years ended December 31, 2019, 2018, and 2017.
Other Intangibles
The components of intangible assets other than goodwill at December 31 were as follows:

	2019			2018
Description	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Finite-lived intangible assets:
Marketed products	$3,150.2	$(1,244.6)	$1,905.6	$2,077.2	$(1,069.0)	$1,008.2
Other	94.2	(51.8)	42.4	89.5	(29.7)	59.8
Total finite-lived intangible assets	3,244.4	(1,296.4)	1,948.0	2,166.7	(1,098.7)	1,068.0
Indefinite-lived intangible assets:
Acquired IPR&D	4,670.0	—	4,670.0	—	—	—
Other intangibles	$7,914.4	$(1,296.4)	$6,618.0	$2,166.7	$(1,098.7)	$1,068.0

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
Acquired IPR&D consists of the related costs capitalized, adjusted for subsequent impairments, if any. The costs of acquired IPR&D projects acquired directly in a transaction other than a business combination are capitalized if the projects have an alternative future use; otherwise, they are expensed immediately. The fair values of acquired IPR&D projects acquired in business combinations, if any, are capitalized as other intangible assets.

Several methods may be used to determine the estimated fair value of other intangibles acquired in a business combination. We utilize the “income method,” which is a Level 3 fair value measurement and applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, analyst expectations, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each asset independently. The acquired IPR&D assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are tested for impairment and amortized over the remaining useful life or written off, as appropriate.
See Note 3 for further discussion of intangible assets acquired in recent business combinations and Note 4 for additional discussion of recent capitalized milestone payments. The increases in marketed products and acquired IPR&D intangible assets in 2019 were primarily related to our acquisition of Loxo.
Other indefinite-lived intangible assets are reviewed for impairment at least annually, or more frequently if impairment indicators are present, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value of the intangible asset to its carrying value is performed to determine the amount of any impairment. Finite-lived intangible assets are reviewed for impairment when an indicator of impairment is present. When required, a comparison of fair value to the carrying amount of assets is performed to determine the amount of any impairment. When determining the fair value of indefinite-lived acquired IPR&D as well as the fair value of finite-lived intangible assets for impairment testing purposes, we utilize the "income method" discussed above.
Intangible assets with finite lives are capitalized and are amortized over their estimated useful lives, ranging from three to 20 years. As of December 31, 2019, the remaining weighted-average amortization period for finite-lived intangible assets was approximately 10 years.
Amortization expense related to finite-lived intangible assets was as follows:

	2019	2018	2017
Amortization expense	$225.8	$361.3	$462.2

The estimated amortization expense for each of the next five years associated with our finite-lived intangible assets as of December 31, 2019 is as follows:

	2020	2021	2022	2023	2024
Estimated amortization expense	$234.3	$235.2	$227.3	$215.6	$165.7

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
At December 31, property and equipment consisted of the following:

	2019	2018
Land	$169.5	$165.5
Buildings	7,067.3	7,116.6
Equipment	7,913.3	7,792.3
Construction in progress	1,884.4	1,588.6
	17,034.5	16,663.0
Less accumulated depreciation	(9,161.6)	(8,666.9)
Property and equipment, net	$7,872.9	$7,996.1

Depreciation expense related to property and equipment was as follows:

	2019	2018	2017
Depreciation expense	$814.7	$797.1	$681.7

Capitalized interest costs were not material for the years ended December 31, 2019, 2018, and 2017.
The following table summarizes long-lived assets by geographical area:

	2019	2018
Long-lived assets(1):
U.S. and Puerto Rico	$5,595.4	$5,425.0
Ireland	1,454.8	1,351.3
Other foreign countries	1,758.3	1,769.9
Long-lived assets	$8,808.5	$8,546.2
(1) Long-lived assets consist of property and equipment, net, operating lease assets, and certain other noncurrent assets.

Note 10: Leases
We determine if an arrangement is a lease at inception. We have leases with terms up to 13 years for corporate offices, research and development facilities, vehicles, and equipment, including some of which have options to extend and/or early-terminate the leases. We determine the lease term by assuming the exercise of any renewal and/or early-termination options that are reasonably assured.
Beginning January 1, 2019, operating lease right-of-use assets have been presented in operating lease assets in our consolidated balance sheet, and the current and long-term portions of operating lease liabilities are included in other current liabilities and noncurrent operating lease liabilities, respectively, in our consolidated balance sheet. Short-term leases, which are deemed at inception to have a lease term of 12 months or less, are not recorded on the consolidated balance sheet.
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
Lease expense for operating lease assets, which is recognized on a straight-line basis over the lease term, was $172.8 million during the year ended December 31, 2019. Variable lease payments, which represent non-lease components such as maintenance, insurance and taxes, and which vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the payment obligation is incurred and were not material during the year ended December 31, 2019. Short-term lease expense was not material during the year ended December 31, 2019.
Supplemental balance sheet information related to operating leases as of December 31, 2019 was as follows:

Weighted-average remaining lease term	8 years
Weighted-average discount rate	3.6%
Supplemental cash flow information related to operating leases during the year ended December 31, 2019 was as follows:

Operating cash flows from operating leases	$153.6
Right-of-use assets obtained in exchange for new operating lease liabilities	81.2

The annual minimum lease payments of our operating lease liabilities as of December 31, 2019 were as follows:

Year 1	$138.1
Year 2	111.0
Year 3	82.3
Year 4	60.6
Year 5	55.7
After Year 5	272.7
Total lease payments	720.4
Less imputed interest	112.0
Total	$608.4

Rental expense for all leases, including contingent rentals (not material), was $175.7 million and $177.4 million for the years ended December 31, 2018 and 2017, respectively.
Finance leases are included in property and equipment, short-term borrowings and current maturities of long-term debt, and long-term debt in our consolidated balance sheets. Finance leases are not material to our consolidated financial statements.

Note 11: Borrowings
Debt at December 31 consisted of the following:

	2019	2018
Short-term commercial paper borrowings	$1,494.2	$498.9
0.15 to 7.13 percent long-term notes (due 2022-2059)	13,638.5	9,640.8
Other long-term debt	12.9	10.1
Unamortized debt issuance costs	(73.6)	(28.4)
Fair value adjustment on hedged long-term notes	245.2	177.2
Total debt	15,317.2	10,298.6
Less current portion	(1,499.3)	(1,102.2)
Long-term debt	$13,817.9	$9,196.4

The weighted-average effective borrowing rate on outstanding commercial paper at December 31, 2019 was 1.65 percent.
At December 31, 2019, we had a total of $5.21 billion of unused committed bank credit facilities, which consisted primarily of a $3.00 billion credit facility that expires in December 2024 and a $2.00 billion 364-day facility that expires in December 2020, both of which are available to support our commercial paper program. We have not drawn against the $3.00 billion and $2.00 billion facilities. Of the remaining committed bank credit facilities, the outstanding balances as of as December 31, 2019 and December 31, 2018 were not material. Compensating balances and commitment fees are not material, and there are no conditions that are probable of occurring under which the lines may be withdrawn.
In February 2019, we issued $1.15 billion of 3.38 percent fixed-rate notes due in March 2029, $850.0 million of 3.88 percent fixed-rate notes due in March 2039, $1.50 billion of 3.95 percent fixed-rate notes due in March 2049, and $1.00 billion of 4.15 percent fixed-rate notes due in March 2059, with interest to be paid semi-annually. We used the net proceeds of $4.45 billion from the offering to repay commercial paper that was issued in connection with the acquisition of Loxo and for general corporate purposes.
In November 2019, we issued euro-denominated notes consisting of €600.0 million of 0.625 percent fixed-notes due November 2031 and €1.00 billion of 1.70 percent fixed-rate notes due in November 2049 with interest to be paid annually. We paid $2.27 billion, comprised of $1.75 billion of net cash proceeds from the offering and proceeds from commercial paper, to purchase and redeem certain higher interest rate U.S. dollar denominated notes with an aggregate principal amount of $2.00 billion and a net carrying value of $2.01 billion, resulting in a debt extinguishment loss of $252.5 million. This loss was included in other-net, (income) expense in our consolidated statement of operations during the year ended December 31, 2019.
In November 2019, we issued Japanese Yen-denominated notes consisting of ¥22.92 billion of 0.42 percent fixed-rate notes due in November 2029, ¥9.28 billion of 0.56 percent fixed-rate notes due in November 2034, and ¥7.64 billion of 0.97 percent fixed-rate notes due in November 2049, with interest to be paid semi-annually. We used the net cash proceeds from the offering of $356.6 million for general corporate purposes, including to repay outstanding commercial paper.
The aggregate amounts of maturities on long-term debt for the next five years are as follows:

	2020	2021	2022	2023	2024
Maturities on long-term debt	$7.0	$5.9	$1,424.7	$1.9	$619.6

We have converted approximately 11 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps. The weighted-average effective borrowing rates based on long-term debt obligations and interest rates at December 31, 2019 and 2018, including the effects of interest rate swaps for hedged debt obligations, were 2.88 percent and 3.13 percent, respectively.
The aggregate amount of cash payments for interest on borrowings, net of capitalized interest, are as follows:

	2019	2018	2017
Cash payments for interest on borrowings	$305.5	$223.8	$192.7

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
Note 12: Stock-Based Compensation
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
Stock-based compensation expense and the related tax benefits were as follows:

	2019	2018	2017
Stock-based compensation expense	$306.8	$253.5	$256.3
Tax benefit	64.4	53.2	64.1

At December 31, 2019, stock-based compensation awards may be granted under the 2002 Lilly Stock Plan for not more than 54.6 million additional shares.
Performance Award Program
PAs are granted to officers and management and are payable in shares of our common stock. The number of PA shares actually issued, if any, varies depending on the achievement of certain pre-established earnings-per-share targets over a two-year period. PA shares are accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement period. The fair values of PAs granted for the years ended December 31, 2019, 2018, and 2017 were $112.09, $71.63, and $73.54, respectively. The number of shares ultimately issued for the PA program is dependent upon the EPS achieved during the vesting period. Pursuant to this program, approximately 1.2 million shares, 0.9 million shares, and 1.3 million shares were issued during the years ended December 31, 2019, 2018, and 2017, respectively. Approximately 1.1 million shares are expected to be issued in 2020. As of December 31, 2019, the total remaining unrecognized compensation cost related to nonvested PAs was $63.2 million, which will be amortized over the weighted-average remaining requisite service period of 12 months.
Shareholder Value Award Program
SVAs are granted to officers and management and are payable in shares of our common stock. The number of shares actually issued, if any, varies depending on our stock price at the end of the three-year vesting period compared to pre-established target stock prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model are based on implied volatilities from traded options on our stock, historical volatility of our stock price, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair values of the SVA units granted during the years ended December 31, 2019, 2018, and 2017 were $95.01, $48.51, and $66.25, respectively, determined using the following assumptions:

(Percents)	2019	2018	2017
Expected dividend yield	2.50%	2.50%	2.50%
Risk-free interest rate	2.46	2.31	1.38
Volatility	21.00	22.26	22.91

Pursuant to this program, approximately 1.0 million shares, 0.7 million shares, and 1.1 million shares were issued during the years ended December 31, 2019, 2018, and 2017, respectively. Approximately 0.8 million shares are expected to be issued in 2020. As of December 31, 2019, the total remaining unrecognized compensation cost related to nonvested SVAs was $56.1 million, which will be amortized over the weighted-average remaining requisite service period of 20 months.

Restricted Stock Units
RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, typically three years. The fair values of RSU awards granted during the years ended December 31, 2019, 2018, and 2017 were $108.43, $70.95, and $72.47, respectively. The number of shares ultimately issued for the RSU program remains constant with the exception of forfeitures. Pursuant to this program, 1.5 million, 1.3 million, and 1.4 million shares were granted and approximately 0.8 million, 1.0 million, and 0.9 million shares were issued during the years ended December 31, 2019, 2018, and 2017, respectively. Approximately 0.7 million shares are expected to be issued in 2020. As of December 31, 2019, the total remaining unrecognized compensation cost related to nonvested RSUs was $134.9 million, which will be amortized over the weighted-average remaining requisite service period of 27 months.
Note 13: Shareholders' Equity
During 2019, 2018, and 2017, we repurchased $4.40 billion, $4.15 billion and $359.8 million, respectively, of shares associated with our share repurchase programs. As of December 31, 2019, we had $1.50 billion remaining under our $8.00 billion share repurchase program that our board authorized in June 2018.
We have 5.0 million authorized shares of preferred stock. As of December 31, 2019 and 2018, no preferred stock was issued.
We have an employee benefit trust that held 50.0 million shares of our common stock at both December 31, 2019 and 2018, to provide a source of funds to assist us in meeting our obligations under various employee benefit plans. The cost basis of the shares held in the trust was $3.01 billion at both December 31, 2019 and 2018, and is shown as a reduction of shareholders’ equity. Any dividend transactions between us and the trust are eliminated. Stock held by the trust is not considered outstanding in the computation of EPS. The assets of the trust were not used to fund any of our obligations under these employee benefit plans during the years ended December 31, 2019, 2018, and 2017.
Note 14: Income Taxes
In December 2017, the President of the U.S. signed into law the 2017 Tax Act. The 2017 Tax Act included significant changes to the U.S. corporate income tax system, such as the reduction in the corporate income tax rate from 35 percent to 21 percent, transition to a territorial tax system, changes to business related exclusions, deductions and credits, and modifications to international tax provisions, including a one-time repatriation transition tax (also known as the ‘Toll Tax’) on unremitted foreign earnings and a global intangible low-taxed income (GILTI) provision, the new U.S. minimum tax on the earnings of our foreign subsidiaries. In 2017, we recognized a provisional amount of $1.91 billion, which was included as a component of income tax expense from continuing operations. This amount represented approximately $3.6 billion attributable to the Toll Tax, partially offset by the changes in deferred taxes resulting from the transition to a U.S. territorial system, including the re-measurement of deferred taxes. In 2018, we recorded $313.3 million of income tax benefit, mainly attributable to measurement period adjustments to the Toll Tax and GILTI.
Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. Deferred taxes related to GILTI are also recognized for the future tax effects of temporary differences.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position, based on its technical merits, will be sustained upon examination by the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

Following is the composition of income tax expense:

	2019	2018	2017
Current:
Federal(1)	$280.2	$169.6	$3,181.0
Foreign	299.8	106.8	47.5
State	(14.4)	4.7	(5.4)
Total current tax expense	565.6	281.1	3,223.1
Deferred:
Federal(2)	141.3	(3.7)	(601.2)
Foreign	(24.1)	248.7	(230.9)
State	(54.8)	3.4	0.2
Total deferred tax (benefit) expense	62.4	248.4	(831.9)
Income taxes	$628.0	$529.5	$2,391.2

(1) The 2019 current tax expense includes $153.1 million of tax benefit from utilization of net operating loss carryforwards. The 2018 and 2017 current tax expense includes $201.5 million and $3.25 billion of tax expense, respectively, related to effects of the 2017 Tax Act.
(2) The 2018 and 2017 deferred tax benefit includes $26.2 million and $1.33 billion of tax benefit, respectively, related to the effects of the 2017 Tax Act.
Significant components of our deferred tax assets and liabilities as of December 31 were as follows:

	2019	2018
Deferred tax assets:
Purchases of intangible assets	$2,512.4	$2,627.7
Compensation and benefits	934.3	781.6
Tax credit carryforwards and carrybacks	455.8	359.4
Tax loss carryforwards and carrybacks	318.8	248.2
Sales rebates and discounts	197.3	45.5
Operating lease liabilities	140.6	—
Product return reserves	98.1	95.3
Other comprehensive loss on hedging transactions	59.6	68.9
Debt	53.9	40.3
Other	835.7	646.3
Total gross deferred tax assets	5,606.5	4,913.2
Valuation allowances	(616.5)	(574.8)
Total deferred tax assets	4,990.0	4,338.4
Deferred tax liabilities:
Earnings of foreign subsidiaries	(1,776.4)	(1,745.3)
Intangibles	(1,298.0)	(86.9)
Inventories	(686.4)	(681.3)
Prepaid employee benefits	(305.9)	(240.1)
Property and equipment	(274.1)	(260.9)
Financial instruments	(139.4)	(22.8)
Operating lease assets	(124.7)	—
Total deferred tax liabilities	(4,604.9)	(3,037.3)
Deferred tax assets - net	$385.1	$1,301.1

The deferred tax asset and related valuation allowance amounts for U.S. federal and state net operating losses and tax credits shown above have been reduced for differences between financial reporting and tax return filings.
At December 31, 2019, based on filed tax returns we have tax credit carryforwards and carrybacks of $799.2 million available to reduce future income taxes; $149.3 million, if unused, will expire by 2026, and $55.6 million, if unused, will expire between 2032 and 2038. The remaining portion of the tax credit carryforwards is related to federal tax credits of $86.6 million, international tax credits of $114.7 million, and state tax credits of $393.0 million, all of which are substantially reserved.
At December 31, 2019, based on filed tax returns we had net operating losses and other carryforwards for international and U.S. federal income tax purposes of $949.7 million: $181.4 million will expire by 2024; $345.4 million will expire between 2025 and 2039; and $422.9 million of the carryforwards will never expire. Net operating losses and other carryforwards for international and U.S. federal income tax purposes are partially reserved. Deferred tax assets related to state net operating losses of $116.1 million and other state carryforwards of $3.6 million are fully reserved as of December 31, 2019.
Domestic and Puerto Rican companies contributed approximately 44 percent, 15 percent, and 16 percent for the years ended December 31, 2019, 2018, and 2017, respectively, to consolidated income before income taxes. We have a subsidiary operating in Puerto Rico under a tax incentive grant effective through the end of 2031.
The 2017 Tax Act introduced international tax provisions that fundamentally change the U.S. taxation of foreign earnings. As a result, substantially all of the unremitted earnings of our foreign subsidiaries are considered to not be indefinitely reinvested for continued use in our foreign operations. At December 31, 2019, we had accrued an immaterial amount of foreign withholding taxes and state income taxes that would be owed upon future distributions of unremitted earnings of our foreign subsidiaries that are not indefinitely reinvested. For the amount considered to be indefinitely reinvested, it is not practicable to determine the amount of the related deferred income tax liability due to the complexities in the tax laws and assumptions we would have to make.
Cash payments of U.S. federal, state, and foreign income taxes, net of refunds, were as follows:

	2019	2018	2017
Cash payments of income taxes	$1,180.5	$1,076.7	$221.5

The 2017 Tax Act provided an election to taxpayers subject to the Toll Tax to make payments over an eight-year period. We made this election; therefore, we have included Toll Tax payments accordingly.
Following is a reconciliation of the income tax expense applying the U.S. federal statutory rate to income before income taxes to reported income tax expense:

	2019	2018	2017
Income tax at the U.S. federal statutory tax rate	$1,105.8	$772.8	$806.7
Add (deduct):
International operations, including Puerto Rico	(242.0)	(627.1)	(480.8)
General business credits	(108.8)	(87.4)	(66.8)
Non-deductible acquired IPR&D(1)	—	309.9	300.1
2017 Tax Act	—	175.3	1,914.0
Other	(127.0)	(14.0)	(82.0)
Income taxes	$628.0	$529.5	$2,391.2

(1) Non-deductible acquired IPR&D was related to ARMO in 2018 and CoLucid in 2017. See Note 3 for additional information related to acquisitions.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2019	2018	2017
Beginning balance at January 1	$2,034.6	$1,000.8	$843.3
Additions based on tax positions related to the current year	187.2	798.2	133.8
Additions for tax positions of prior years	425.3	410.9	93.8
Reductions for tax positions of prior years	(100.3)	(115.4)	(59.3)
Settlements	(260.5)	(33.2)	(2.4)
Lapses of statutes of limitation	(161.5)	(20.5)	(19.3)
Changes related to the impact of foreign currency translation	(16.2)	(6.2)	10.9
Ending balance at December 31	$2,108.6	$2,034.6	$1,000.8

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $1.53 billion and $1.48 billion at December 31, 2019 and 2018, respectively.
We file income tax returns in the U.S. federal jurisdiction and various state, local, and non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations in most major taxing jurisdictions for years before 2011.
The U.S. examination of tax years 2013-2015 began in 2016, and certain matters were effectively settled during the second quarter of 2019. As a result, our gross uncertain tax positions were reduced by approximately $200 million, we made a cash payment of approximately $125 million, and our consolidated results were benefited by an immaterial reduction in tax expense. During the fourth quarter of 2019, certain matters for tax year 2015 were effectively settled upon conclusion of the Internal Revenue Service's (IRS) examination which resulted in an immaterial reduction in tax expense and gross uncertain tax positions. Also in the fourth quarter of 2019, the IRS began its examination of tax years 2016-2018.
We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized income tax (benefit) expense related to interest and penalties as follows:

	2019	2018	2017
Income tax (benefit) expense	$(26.4)	$25.1	$22.8

At December 31, 2019 and 2018, our accruals for the payment of interest and penalties totaled $150.8 million and $183.9 million, respectively.

Note 15: Retirement Benefits
We use a measurement date of December 31 to develop the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheets at December 31 for our defined benefit pension and retiree health benefit plans, which were as follows:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$13,427.1	$14,839.7	$1,540.0	$1,718.7
Service cost	250.4	292.7	36.3	41.5
Interest cost	486.0	458.5	58.0	57.3
Actuarial (gain) loss	2,631.7	(1,386.5)	54.3	(176.9)
Benefits paid	(584.2)	(579.4)	(87.3)	(82.8)
Plan amendments	—	17.6	—	(14.1)
Curtailment (gain) loss	(16.8)	(43.9)	(0.5)	2.5
Foreign currency exchange rate changes and other adjustments	56.8	(171.6)	0.6	(6.2)
Benefit obligation at end of year	16,251.0	13,427.1	1,601.4	1,540.0

Change in plan assets:
Fair value of plan assets at beginning of year	10,932.6	11,713.0	2,398.1	2,372.4
Actual return on plan assets	2,012.0	(360.1)	444.1	32.6
Employer contribution	429.9	319.0	13.2	75.9
Benefits paid	(584.2)	(579.4)	(87.3)	(82.8)
Foreign currency exchange rate changes and other adjustments	67.7	(159.9)	0.1	—
Fair value of plan assets at end of year	12,858.0	10,932.6	2,768.2	2,398.1

Funded status	(3,393.0)	(2,494.5)	1,166.8	858.1
Unrecognized net actuarial (gain) loss	6,177.6	5,011.3	(111.6)	140.6
Unrecognized prior service (benefit) cost	17.4	25.0	(236.4)	(299.9)
Net amount recognized	$2,802.0	$2,541.8	$818.8	$698.8

Amounts recognized in the consolidated balance sheet consisted of:
Other noncurrent assets	$163.3	$193.7	$1,381.3	$1,043.6
Other current liabilities	(65.3)	(64.2)	(7.3)	(7.3)
Accrued retirement benefits	(3,491.0)	(2,624.0)	(207.2)	(178.2)
Accumulated other comprehensive (income) loss before income taxes	6,195.0	5,036.3	(348.0)	(159.3)
Net amount recognized	$2,802.0	$2,541.8	$818.8	$698.8

The unrecognized net actuarial loss (gain) and unrecognized prior service cost (benefit) have not yet been recognized in net periodic pension costs and were included in accumulated other comprehensive loss at December 31, 2019.
Market variables associated with the remeasurement, specifically a decrease in the discount rate partially offset by higher return on plan assets, were the primary drivers for the $2.89 billion increase in the benefit obligation in 2019.
In July 2018, we announced that we would amend our defined benefit pension and retiree health benefit plans to freeze or reduce benefits for certain employees effective January 1, 2019. We remeasured the impacted pension and retiree health plans’ benefit obligations as of July 31, 2018, which resulted in a net curtailment gain of $28.0 million, which was recorded in asset impairment, restructuring, and other special charges. Market variables associated with this remeasurement, specifically an increase in the discount rate, were the primary driver for the $1.59 billion decrease in the benefit obligations in 2018.
The workforce reduction plan initiated in 2017 included a curtailment loss of $159.0 million and a special termination benefit of $354.7 million, of which $446.7 million was recorded in asset impairment, restructuring, and other special charges and $67.0 million was recorded in discontinued operations, as a result of a remeasurement as of October 31, 2017. The special termination benefits related to early retirement incentives offered as part of a voluntary early retirement program for the U.S. plan in the fourth quarter of 2017. This program allowed certain employees the opportunity to voluntarily leave the Company.
The following represents our weighted-average assumptions as of December 31:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
(Percents)	2019	2018	2017	2019	2018	2017
Discount rate for benefit obligation	3.0%	4.0%	3.4%	3.3%	4.4%	3.7%
Discount rate for net benefit costs	4.0	3.4	3.9	4.4	3.7	4.3
Rate of compensation increase for benefit obligation	3.3	3.4	3.4
Rate of compensation increase for net benefit costs	3.4	3.4	3.4
Expected return on plan assets for net benefit costs	7.4	7.4	7.4	6.0	8.0	8.0

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
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	2020	2021	2022	2023	2024	2025-2029
Defined benefit pension plans	$614.5	$621.8	$641.0	$652.3	$682.4	$3,712.1
Retiree health benefit plans	93.7	93.8	92.9	91.7	94.3	469.8

Amounts relating to defined benefit pension plans with projected benefit obligations in excess of plan assets were as follows at December 31:

	2019	2018
Projected benefit obligation	$14,039.7	$11,584.2
Fair value of plan assets	10,483.4	8,895.6

Amounts relating to defined benefit pension plans and retiree health benefit plans with accumulated benefit obligations in excess of plan assets were as follows at December 31:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2019	2018	2019	2018
Accumulated benefit obligation	$13,063.7	$10,837.8	$214.4	$189.4
Fair value of plan assets	10,483.4	8,895.6	—	—

The total accumulated benefit obligation for our defined benefit pension plans was $15.17 billion and $12.57 billion at December 31, 2019 and 2018, respectively.

Net pension and retiree health benefit expense included the following components:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2019	2018	2017	2019	2018	2017
Components of net periodic (benefit) cost:
Service cost	$250.4	$292.7	$320.8	$36.3	$41.5	$46.4
Interest cost	486.0	458.5	411.6	58.0	57.3	52.9
Expected return on plan assets	(839.6)	(842.1)	(773.6)	(144.3)	(177.9)	(160.7)
Amortization of prior service (benefit) cost	6.1	4.6	5.6	(62.9)	(79.5)	(90.0)
Recognized actuarial loss	284.9	332.5	286.8	1.9	6.1	18.4
Curtailment (gain) loss	2.2	1.3	93.5	—	(29.3)	65.5
Special termination benefit	—	—	317.2	—	—	37.5
Net periodic (benefit) cost	$190.0	$247.5	$661.9	$(111.0)	$(181.8)	$(30.0)

The following represents the amounts recognized in other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2019	2018	2017	2019	2018	2017
Actuarial gain (loss) arising during period	$(1,461.0)	$182.8	$(898.1)	$246.1	$37.5	$261.3
Plan amendments during period	—	(17.6)	—	—	14.1	—
Curtailment gain (loss)	19.0	45.2	3.2	—	(31.8)	(39.7)
Amortization of prior service (benefit) cost included in net income	6.1	4.6	5.6	(62.9)	(79.5)	(90.0)
Amortization of net actuarial loss included in net income	284.9	332.5	286.8	1.9	6.1	18.4
Foreign currency exchange rate changes and other	(7.7)	47.1	(108.8)	3.6	(0.1)	(3.3)
Total other comprehensive income (loss) during period	$(1,158.7)	$594.6	$(711.3)	$188.7	$(53.7)	$146.7

We have defined contribution savings plans that cover our eligible employees worldwide. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save. Our contributions to the plans are based on employee contributions and the level of our match. Expenses under the plans totaled $145.2 million, $132.6 million, and $147.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.
We provide certain other postemployment benefits primarily related to disability benefits and accrue for the related cost over the service lives of employees. Expenses associated with these benefit plans for the years ended December 31, 2019, 2018, and 2017 were not material.
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
Hedge funds are privately owned institutional investment funds that generally have moderate liquidity. Hedge funds seek specified levels of absolute return regardless of overall market conditions, and generally have low correlations to public equity and debt markets. Hedge funds often invest substantially in financial market instruments (stocks, bonds, commodities, currencies, derivatives, etc.) using a very broad range of trading activities to manage portfolio risks. Hedge fund strategies focus primarily on security selection and seek to be neutral with respect to market moves. Common groupings of hedge fund strategies include relative value, tactical, and event driven. Relative value strategies include arbitrage, when the same asset can simultaneously be bought and sold at different prices, achieving an immediate profit. Tactical strategies often take long and short positions to reduce or eliminate overall market risks while seeking a particular investment opportunity. Event strategy opportunities can evolve from specific company announcements such as mergers and acquisitions, and typically have little correlation to overall market directional movements. Our hedge fund investments are made through limited partnership interests in fund-of-funds structures and directly into hedge funds. Plan holdings in hedge funds are valued based on net asset values (NAVs) calculated by each fund or general partner, as applicable, and we have the ability to redeem these investments at NAV.
Private equity-like investment funds typically have low liquidity and are made through long-term partnerships or joint ventures that invest in pools of capital invested in primarily non-publicly traded entities. Underlying investments include venture capital (early stage investing), buyout, special situations, private debt, and private real estate investments. Private equity management firms typically acquire and then reorganize private companies to create increased long term value. Private equity-like funds usually have a limited life of approximately 10-15 years, and require a minimum investment commitment from their limited partners. Our private equity-like investments are made both directly into funds and through fund-of-funds structures to ensure broad diversification of management styles and assets across the portfolio. Plan holdings in private equity-like investments are valued using the value reported by the partnership, adjusted for known cash flows and significant events through our reporting date. Values provided by the partnerships are primarily based on analysis of and judgments about the underlying investments. Inputs to these valuations include underlying NAVs, discounted cash flow valuations, comparable market valuations, and may also include adjustments for currency, credit, liquidity and other risks as applicable. The vast majority of these private partnerships provide us with annual audited financial statements including their compliance with fair valuation procedures consistent with applicable accounting standards.
Real estate is composed of public holdings. Real estate investments in registered investment companies that trade on an exchange are classified as Level 1 on the fair value hierarchy. Real estate investments in funds measured at fair value on the basis of NAV provided by the fund manager are classified as such. These NAVs are developed with inputs including discounted cash flow, independent appraisal, and market comparable analyses.
Other assets include cash and cash equivalents and mark-to-market value of derivatives.

The cash value of the trust-owned insurance contract is primarily invested in investment-grade publicly traded equity and fixed-income securities.
Other than hedge funds, private equity-like investments, and a portion of the real estate holdings, which are discussed above, we determine fair values based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses.
The fair values of our defined benefit pension plan and retiree health plan assets as of December 31, 2019 by asset category were as follows:

		Fair Value Measurements Using
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Valued at Net Asset Value(1)
Defined Benefit Pension Plans
Public equity securities:
U.S.	$794.2	$532.5	$—	$—	$261.7
International	2,439.2	1,046.8	—	—	1,392.4
Fixed income:
Developed markets	3,661.4	4.8	2,658.9	—	997.7
Developed markets - repurchase agreements	(1,659.1)	—	(1,659.1)	—	—
Emerging markets	648.0	18.5	277.4	4.1	348.0
Private alternative investments:
Hedge funds	2,897.9	—	—	—	2,897.9
Equity-like funds	2,279.3	—	—	16.8	2,262.5
Real estate	570.3	166.2	—	—	404.1
Other	1,226.8	62.9	222.6	6.6	934.7
Total	$12,858.0	$1,831.7	$1,499.8	$27.5	$9,499.0

Retiree Health Benefit Plans
Public equity securities:
U.S.	$76.5	$52.1	$—	$—	$24.4
International	152.6	60.8	—	—	91.8
Fixed income:
Developed markets	82.7	—	56.3	—	26.4
Emerging markets	58.5	—	27.0	0.4	31.1
Private alternative investments:
Hedge funds	250.8	—	—	—	250.8
Equity-like funds	187.4	—	—	1.6	185.8
Cash value of trust owned insurance contract	1,832.2	—	1,832.2	—	—
Real estate	31.3	16.2	—	—	15.1
Other	96.2	11.4	7.9	0.7	76.2
Total	$2,768.2	$140.5	$1,923.4	$2.7	$701.6

(1) Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
No material transfers between Level 1, Level 2, or Level 3 occurred during the year ended December 31, 2019. The activity in the Level 3 investments during the year ended December 31, 2019 was not material.

The fair values of our defined benefit pension plan and retiree health plan assets as of December 31, 2018 by asset category were as follows:

		Fair Value Measurements Using
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Valued at Net Asset Value(1)
Defined Benefit Pension Plans
Public equity securities:
U.S.	$617.7	$409.1	$—	$—	$208.6
International	2,117.8	828.8	—	1.8	1,287.2
Fixed income:
Developed markets	2,933.4	17.2	2,173.3	—	742.9
Developed markets - repurchase agreements	(1,225.5)	—	(1,225.5)	—	—
Emerging markets	565.2	3.4	255.8	6.1	299.9
Private alternative investments:
Hedge funds	2,795.3	—	—	—	2,795.3
Equity-like funds	1,893.5	—	—	16.8	1,876.7
Real estate	505.7	147.1	—	—	358.6
Other	729.5	213.0	83.7	—	432.8
Total	$10,932.6	$1,618.6	$1,287.3	$24.7	$8,002.0

Retiree Health Benefit Plans
Public equity securities:
U.S.	$59.9	$41.0	$—	$—	$18.9
International	127.0	50.5	—	0.2	76.3
Fixed income:
Developed markets	69.1	—	61.5	—	7.6
Emerging markets	53.5	—	25.5	0.6	27.4
Private alternative investments:
Hedge funds	245.8	—	—	—	245.8
Equity-like funds	169.2	—	—	1.7	167.5
Cash value of trust owned insurance contract	1,574.7	—	1,574.7	—	—
Real estate	27.7	14.7	—	—	13.0
Other	71.2	38.1	(3.8)	—	36.9
Total	$2,398.1	$144.3	$1,657.9	$2.5	$593.4

(1) Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
No material transfers between Level 1, Level 2, or Level 3 occurred during the year ended December 31, 2018. The activity in the Level 3 investments during the year ended December 31, 2018 was not material.
In 2020, we expect to contribute approximately $40 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. Additional discretionary contributions are not expected to be significant.

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
Patent Litigation
Alimta Patent Litigation and Administrative Proceedings
A number of manufacturers are seeking approvals in the U.S., a number of countries in Europe, and Japan to market generic forms of Alimta prior to the expiration of our vitamin regimen patents, alleging that those patents are invalid, not infringed, or both. We believe our Alimta vitamin regimen patents are valid and enforceable against these generic manufacturers. However, it is not possible to determine the ultimate outcome of the proceedings, and accordingly, we can provide no assurance that we will prevail. An unfavorable outcome in the U.S. could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. We expect that a loss of exclusivity for Alimta in any of the below jurisdictions would result in a rapid and severe decline in future revenue for the product in the relevant market.
U.S. Patent Litigation and Administrative Proceedings
We filed a lawsuit in the U.S. District Court for the District of Delaware against Eagle Pharmaceuticals, Inc. (Eagle) in response to its application to market a product using an alternative form of pemetrexed (the active ingredient in Alimta). In December 2019, we and Eagle reached an agreement to settle all pending litigation, allowing Eagle a limited initial entry into the market with its product starting February 2022 (up to an approximate three-week supply) and subsequent unlimited entry starting April 2022. Alimta is protected by a vitamin regimen patent (2021) plus pediatric exclusivity through May 2022.
In June 2018, the U.S. District Court for the Southern District of Indiana ruled in our favor in two similar cases, finding Dr. Reddy's Laboratories' (Dr. Reddy) and Hospira, Inc.'s (Hospira) proposed products would infringe our method of use patent under the doctrine of equivalents. The district court also ruled that the use of Hospira’s proposed product would literally infringe our method of use patent. In August 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s ruling that the use of Dr. Reddy’s and Hospira’s proposed products would infringe our patent under the doctrine of equivalents but reversed the finding of literal infringement with respect to Hospira’s product. In November 2019, the court denied Dr. Reddy and Hospira’s petition for rehearing of the court’s doctrine of equivalents ruling. Dr. Reddy and Hospira have petitioned the U.S. Supreme Court to review the case.
We have lawsuits pending alleging infringement against Actavis LLC (Actavis) and Apotex Inc. (Apotex) in response to their applications to market products using alternative forms of pemetrexed. In December 2019, the U.S. District Court for the Southern District of Indiana granted our motion for summary judgment of infringement under the doctrine of equivalents and denied Apotex’s motion. Apotex has appealed. The lawsuit against Actavis has been stayed, pending the conclusion of the Dr. Reddy and Hospira appeals (described above).
European Patent Litigation
Legal proceedings are ongoing in various national courts throughout Europe. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets (including generics currently on the market at risk in France, Germany, and the Netherlands) and that additional generic competitors may choose to launch at risk. We will continue to seek to remove any generic pemetrexed products launched at risk in European markets and seek damages with respect to such launches, and defend our patents against validity challenges.
Japanese Administrative Proceedings
Three separate sets of demands for invalidation of our two Japanese vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). The JPO rejected a demand for invalidation by Sawai Pharmaceutical Co., Ltd., which was affirmed on appeal in 2017. In July 2018, the JPO issued written decisions dismissing demands brought by Nipro Corporation (Nipro) for invalidation of our two Japanese vitamin regimen patents. In November 2019, the IP High Court in Tokyo affirmed the dismissal of Nipro’s demand for invalidation. The JPO scheduled a hearing in March 2020 concerning the demands brought by Hospira. If upheld through all challenges, these patents would provide intellectual property protection for Alimta until June 2021. Notwithstanding our patents, generic versions of Alimta received regulatory approval in Japan starting in February 2016. We do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
Jardiance Patent Litigation
Boehringer Ingelheim, our partner in marketing and development of Jardiance, initiated U.S. patent litigation in the U.S. District Court of Delaware involving Jardiance, Glyxambi, and Synjardy in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). Several companies submitted Abbreviated New Drug Applications seeking approval to market generic versions of Jardiance prior to the expiration of the relevant patents, alleging certain patents, including in some allegations the compound patent, are invalid or would not be infringed. Trial is scheduled in April 2021.
Taltz Patent Litigation
We have been named as a defendant in litigation filed by Genentech, Inc. in the U.S. District Court for the Southern District of California seeking a ruling that Genentech’s patent would be infringed by our continued sales of Taltz. Separately, the U.S. Patent and Trademark Office (USPTO) has granted our request to initiate a post grant review (PGR) to examine the validity of Genentech’s patent asserted against us in the litigation. We expect USPTO’s decision on the merits in the fourth quarter of 2020. The litigation in the U.S. District Court for the Southern District of California has been stayed pending the outcome of the PGR. We have also been named as defendant in litigation filed by Genentech in Germany asserting infringement of a related Genentech patent and seeking a similar ruling of patent infringement by sales of Taltz in Germany. We expect a trial to assess Genentech's infringement claims could take place in late 2020 or early 2021. We have ongoing litigation in the U.K. in which Genentech has asserted similar claims regarding Genentech’s corresponding U.K. patent. We believe all of these lawsuits are without merit and we are vigorously defending against them.
Emgality Patent Litigation
We have been named as a defendant in litigation filed by Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in the U.S. District Court for the District of Massachusetts seeking a ruling that various claims in nine different Teva patents would be infringed by our launch and continued sales of Emgality for the prevention of migraine in adults. We believe this lawsuit is without merit and are defending against it vigorously. Separately, the USPTO granted our request to initiate an inter partes review (IPR) to reexamine the validity of the nine Teva patents asserted against us in the litigation. In February 2020, the USPTO ruled in our favor and found that all claims asserted against us in six of Teva's nine patents were invalid. We expect the USPTO to issue a decision on the remaining three Teva patents in the second quarter of 2020. The litigation in the U.S. District Court for the District of Massachusetts has been stayed pending the outcome of the USPTO's decision on all nine of Teva's patents.
Product Liability Litigation
Cymbalta Product Liability Litigation
We were named as a defendant in a purported class-action lawsuit in the U.S. District Court for the Central District of California (now called Strafford et al. v. Eli Lilly and Company) involving Cymbalta. The plaintiffs, purporting to represent a class of persons who purchased and/or paid for Cymbalta, asserted claims under the consumer protection statutes of California, Massachusetts, Missouri, and New York, and sought declaratory, injunctive, and monetary relief for various alleged economic injuries arising from their purchases.

After the district court denied the plaintiffs' motions for class certification, plaintiffs voluntarily dismissed their claims. The plaintiffs subsequently appealed to the U.S. Court of Appeals for the Ninth Circuit. In November 2017, the U.S. Court of Appeals for the Ninth Circuit dismissed the appeal for lack of jurisdiction. In July 2018, the U.S. District Court for the Central District of California denied the plaintiffs’ motion to reopen the case. The plaintiffs appealed this denial to the U.S. Court of Appeals for the Ninth Circuit and in January 2020, the Ninth Circuit affirmed the district court’s decision. The plaintiffs have filed a petition for rehearing before the Ninth Circuit.
Other Matters
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the labor court judge ruled against Lilly Brasil, ordering it to undertake several actions of unspecified financial impact, including paying lifetime health coverage for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. We appealed this decision. In July 2018, the appeals court affirmed the labor court's ruling with the total financial impact of the ruling estimated to be approximately 500 million Brazilian real (approximately $125 million as of December 31, 2019). The appeals court restricted the broad health coverage awarded by the labor court to health problems that claimants could show arose from exposure to the alleged contamination. In August 2019, Lilly Brasil filed an appeal to the superior labor court. In September 2019, the appeals court stayed a number of elements of its prior decision, including the obligation to provide health coverage for contractors, their children, and children of employees who worked at the Cosmopolis facility, pending the determination of Lilly Brasil’s appeal to the superior labor court.
In June 2019, the Labor Attorney filed an application in the labor court for enforcement of the healthcare coverage granted by the appeals court in its July 2018 ruling and requested restrictions on Lilly Brasil’s assets in Brazil. In July 2019, the labor court issued a ruling requiring either a freeze of Lilly Brasil’s immovable property or, alternatively, a security deposit of 500 million Brazilian real (approximately $125 million as of December 31, 2019). Lilly Brasil filed a writ of mandamus challenging this ruling, but the court has stayed its decision on this writ and instead directed the parties to attend conciliation hearings, a process which is ongoing. The labor court also stayed the Labor Attorney’s application to enforce the previous healthcare coverage ruling until after the appeals court ruled on the various motions pending before it. If the conciliation hearings are unsuccessful, once concluded, we intend to file a motion to strike the Labor Attorney’s application to enforce the previous healthcare coverage given the appeals court’s stay in September 2019 of a number of elements of its prior decision described above.
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

Pricing Litigation, Investigations, and Inquiries
Litigation
We, along with Sanofi and Novo Nordisk, are named as defendants in a consolidated purported class action lawsuit, In re. Insulin Pricing Litigation, in the U.S. District Court of New Jersey relating to insulin pricing. Plaintiffs seek damages under various state consumer protection laws and the Federal Racketeer Influenced and Corrupt Organization Act (federal RICO Act). Separately, we, along with Sanofi and Novo Nordisk, are named as defendants in MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC et al., in the same court, seeking damages under various state consumer protection laws, common law fraud, unjust enrichment, and the federal RICO Act. Also, in the same court, we, along with Sanofi and Novo Nordisk, had been named as defendants in a purported class action lawsuit, Prof’l Drug Co., Inc. & FWK Holdings, LLC v. Novo Nordisk Inc. et al., seeking damages under the federal and New Jersey RICO Acts. Plaintiffs in that matter voluntarily dismissed their lawsuit in January 2020.
The Minnesota Attorney General’s Office filed a complaint against us, Sanofi, and Novo Nordisk, State of Minnesota v. Sanofi-Aventis U.S. LLC et al., in the U.S. District Court of New Jersey, alleging unjust enrichment, and violations of various Minnesota state consumer protection laws and the federal RICO Act. Additionally, the Kentucky Attorney General’s Office filed a complaint against us, Sanofi, and Novo Nordisk, Commonwealth of Kentucky v. Novo Nordisk, Inc. et al., in Kentucky state court, alleging violations of the Kentucky consumer protection law, false advertising, and unjust enrichment. Harris County in Texas filed a complaint against us, Sanofi, Novo Nordisk, Express Scripts, CVS, Optum, and Aetna, County of Harris Texas v. Eli Lilly & Co., et al., in federal court in the Southern District of Texas, alleging violations of the federal RICO Act and RICO conspiracy, federal and state anti-trust law, and the state deceptive trade practices-consumer protection act. Harris County also alleges common law claims such as, fraud, unjust enrichment, and civil conspiracy. This lawsuit relates to our insulins as well as Trulicity.
We believe all of these claims are without merit and are defending against them vigorously.
Investigations, Subpoenas, and Inquiries
We have received a subpoena from the New York Attorney General’s Office and civil investigative demands from the Washington, New Mexico, and Colorado Attorney General Offices relating to the pricing and sale of our insulin products. The Offices of the Attorney General in Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada have requested information relating to the pricing and sale of our insulin products. We also received interrogatories from the California Attorney General's Office regarding our competition in the long-acting insulin market. We received two requests from the House of Representatives’ Committee on Energy and Commerce and a request from the Senate’s Committee on Health, Education, Labor, and Pensions, seeking certain information related to the pricing of insulin products, among other issues. We also received requests from the House of Representatives’ Committee on Oversight and Reform and the Senate’s Committee on Finance, which seek detailed commercial information and business records. We are cooperating with all of these aforementioned requests and investigations.
Product Liability Insurance
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of additional product liability and related claims in the future. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently and previously marketed products.

Note 17: Other Comprehensive Income (Loss)
The following table summarizes the activity related to each component of other comprehensive income (loss):

	Continuing Operations
(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Discontinued Operations	Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2017 (1)	$(1,686.6)	$224.0	$(3,352.0)	$(210.9)	$(200.3)	$(5,225.8)
Other comprehensive income (loss) before reclassifications	525.6	(15.7)	(532.1)	8.5	127.7	114.0
Net amount reclassified from accumulated other comprehensive loss	8.1	(110.6)	151.9	9.6	1.5	60.5
Net other comprehensive income (loss)	533.7	(126.3)	(380.2)	18.1	129.2	174.5
Reclassifications of stranded tax effects (Note 1)	(38.8)	15.8	(579.1)	(41.5)	—	(643.6)
Balance at December 31, 2017(2)	(1,191.7)	113.5	(4,311.3)	(234.3)	(71.1)	(5,694.9)
Reclassification due to adoption of new accounting standard(3)	—	(128.9)	—	—	—	(128.9)
Other comprehensive income (loss) before reclassifications	(378.0)	24.5	250.7	(16.3)	12.2	(106.9)
Net amount reclassified from accumulated other comprehensive loss	—	(31.2)	207.9	11.7	2.1	190.5
Net other comprehensive income (loss)	(378.0)	(6.7)	458.6	(4.6)	14.3	83.6
Balance at December 31, 2018(4)	(1,569.7)	(22.1)	(3,852.7)	(238.9)	(56.8)	(5,740.2)
Other comprehensive income (loss) before reclassifications	(46.2)	28.9	(967.6)	14.5	(27.2)	(997.6)
Net amount reclassified from accumulated other comprehensive loss	(62.1)	(1.9)	181.7	12.5	84.0	214.2
Net other comprehensive income (loss)	(108.3)	27.0	(785.9)	27.0	56.8	(783.4)
Ending balance at December 31, 2019	$(1,678.0)	$4.9	$(4,638.6)	$(211.9)	$—	$(6,523.6)

(1) Accumulated other comprehensive loss as of January 1, 2017 consists of $5.27 billion of accumulated other comprehensive loss attributable to controlling interest and $48.2 million of accumulated other comprehensive income attributable to noncontrolling interest.
(2) Accumulated other comprehensive loss as of December 31, 2017 consists of $5.72 billion of accumulated other comprehensive loss attributable to controlling interest and $23.7 million of accumulated other comprehensive income attributable to noncontrolling interest.
(3) This reclassification consists of $105.2 million of accumulated other comprehensive loss attributable to controlling interest and $23.7 million of accumulated other comprehensive loss attributable to noncontrolling interest. Refer to Note 1 for further details regarding the reclassification due to the adoption of ASU 2016-01.
(4) Accumulated other comprehensive loss as of December 31, 2018 consists of $5.73 billion of accumulated other comprehensive loss attributable to controlling interest and $11.0 million of accumulated other comprehensive loss attributable to noncontrolling interest.

The tax effects on the net activity related to each component of other comprehensive income (loss) for the years ended December 31, were as follows:

Tax benefit (expense)	2019	2018	2017
Foreign currency translation gains/losses	$(18.4)	$51.6	$170.8
Unrealized net gains/losses on securities	(7.4)	2.1	55.0
Defined benefit pension and retiree health benefit plans	184.1	(85.3)	186.6
Effective portion of cash flow hedges	(7.3)	1.3	(9.7)
Benefit/(provision) for income taxes allocated to other comprehensive income (loss) items	$151.0	$(30.3)	$402.7

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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2019	2018	2017
Amortization of retirement benefit items:
Prior service benefits, net	$(56.8)	$(74.9)	$(84.4)	Other—net, (income) expense
Actuarial losses	286.8	338.6	305.2	Other—net, (income) expense
Total before tax	230.0	263.7	220.8
Tax benefit	(48.3)	(55.8)	(68.9)	Income taxes
Net of tax	181.7	207.9	151.9

Unrealized gains/losses on available-for-sale securities:
Realized gains, net	(2.4)	(39.5)	(170.2)	Other—net, (income) expense
Tax expense	0.5	8.3	59.6	Income taxes
Net of tax	(1.9)	(31.2)	(110.6)

Other, net of tax	(49.6)	11.7	17.7	Other—net, (income) expense
Reclassifications from continuing operations (net of tax)	130.2	188.4	59.0
Reclassifications from discontinued operations (net of tax)	84.0	2.1	1.5	Net income (loss) from discontinued operations
Total reclassifications for the period, net of tax	$214.2	$190.5	$60.5

Note 18: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	2019	2018	2017
Interest expense	$400.6	$242.5	$225.0
Interest income	(80.4)	(159.3)	(166.4)
Debt extinguishment loss (Note 11)	252.5	—	—
Gain on sale of antibiotic business in China (Note 3)	(309.8)	—	—
Retirement benefit	(209.9)	(240.5)	(249.0)
Other (income) expense	(344.6)	11.7	(111.1)
Other–net, (income) expense	$(291.6)	$(145.6)	$(301.5)

For the years ended December 31, 2019 and 2017, other income was primarily related to net gains on investments (Note 7).

Note 19: Discontinued Operations
On September 24, 2018, Elanco completed its initial public offering (IPO) resulting in the issuance of 72.3 million shares of its common stock, which represented 19.8 percent of Elanco's outstanding shares, at $24 per share.
In connection with the completion of the IPO, through a series of equity and other transactions, we transferred to Elanco the animal health businesses that formed its business. In exchange, Elanco transferred to us consideration of approximately $4.2 billion, which consisted primarily of the net proceeds from the IPO and the net proceeds from a $2.00 billion debt offering and a $500.0 million three-year term loan facility entered into by Elanco in August 2018. The consideration that we received was used for debt repayment, dividends, and share repurchases. The excess of the net proceeds from the IPO over the net book value of our divested interest was $629.2 million and was recorded in additional paid-in capital. As of December 31, 2018, the noncontrolling interest of $1.02 billion associated with Elanco was reflected in noncontrolling interests in the consolidated balance sheet.
Through March 11, 2019, we continued to consolidate Elanco, as we retained control over Elanco. We completed the disposition of our remaining 80.2 percent ownership of Elanco common stock through a tax-free exchange offer that closed on on March 11, 2019 (the disposition date). The earnings attributable to the divested, noncontrolling interest for the period from the IPO until disposition were not material.
As a result of the disposition, in the first quarter of 2019, we recognized a gain related to the disposition of approximately $3.7 billion, and we presented Elanco, including the gain related to the disposition, as discontinued operations in our consolidated financial statements for all periods presented.
The following table sets summarizes revenue and net income (loss) from discontinued operations:

	2019	2018	2017
Revenue from discontinued operations	$580.0	$3,062.4	$2,897.5
Net income (loss) from discontinued operations	3,680.5	81.4	(117.7)
The following table presents the major classes of assets and liabilities from discontinued operations at December 31, 2018:

December 31, 2018
Inventories	$1,013.7
Other current assets	1,215.4
Current assets of discontinued operations	$2,229.1

Goodwill	$2,980.9
Other intangibles, net	2,453.0
Property and equipment, net	923.4
Other assets	126.8
Noncurrent assets of discontinued operations	$6,484.1

Current liabilities of discontinued operations	$692.8

Long-term debt	$2,443.3
Other liabilities	299.0
Noncurrent liabilities of discontinued operations	$2,742.3

The gain related to the disposition of Elanco in the consolidated statement of cash flows includes the operating results of Elanco through the disposition date, which were not material. Net cash flows of our discontinued operations for operating and investing activities for the year ended December 31, 2019 were not material. Net cash provided by operating activities related to our discontinued operations was approximately $500 million and $300 million for the years ended December 31, 2018 and 2017, respectively. Net cash used by investing activities related to our discontinued operations was approximately $130 million and $960 million for the years ended December 31, 2018 and 2017, respectively.
We entered into a transitional services agreement (TSA) with Elanco that is designed to facilitate the orderly transfer of various services to Elanco. The TSA relates primarily to administrative services, which are generally to be provided over 24 months from the disposition date. This agreement is not material and does not confer upon us the ability to influence the operating and/or financial policies of Elanco subsequent to the disposition date.

Note 20: Selected Quarterly Data (unaudited)

2019	Fourth	Third	Second	First
Revenue	$6,114.0	$5,476.6	$5,636.7	$5,092.2
Cost of sales	1,282.6	1,175.0	1,124.9	1,138.7
Operating expenses(1)	3,279.5	2,793.2	2,988.5	2,747.6
Acquired IPR&D	—	77.7	25.0	136.9
Asset impairment, restructuring, and other special charges(2)	151.7	—	—	423.9
Income before income taxes	1,663.1	1,405.8	1,465.9	731.1
Income taxes	167.4	151.9	138.7	170.0
Net income from continuing operations	1,495.7	1,253.9	1,327.2	561.1
Net Income from discontinued operations	—	—	—	3,680.5
Net income	1,495.7	1,253.9	1,327.2	4,241.6
EPS from continuing operations - basic	1.64	1.37	1.44	0.57
EPS from discontinued operations - basic	—	—	—	3.76
EPS—basic	1.64	1.37	1.44	4.33
EPS from continuing operations - diluted	1.64	1.37	1.44	0.57
EPS from discontinued operations - diluted	—	—	—	3.74
EPS—diluted	1.64	1.37	1.44	4.31
Dividends paid per share	0.6450	0.6450	0.6450	0.6450

2018	Fourth	Third	Second	First
Revenue	$5,637.6	$5,306.9	$5,585.0	$4,963.8
Cost of sales	1,129.9	1,152.9	1,234.3	1,164.6
Operating expenses(1)	3,085.5	2,738.1	2,756.6	2,446.2
Acquired IPR&D(3)	329.4	30.0	1,624.5	—
Asset impairment, restructuring, and other special charges	192.7	42.9	(25.5)	56.8
Income before income taxes	931.6	1,341.1	41.7	1,365.7
Income taxes(4)	(189.8)	247.5	273.3	198.5
Net income (loss) from continuing operations	1,121.4	1,093.6	(231.6)	1,167.2
Net Income (loss) from discontinued operations	3.7	55.9	(28.3)	50.2
Net income (loss)	1,125.1	1,149.5	(259.9)	1,217.4
Earnings (loss) per share from continuing operations - basic	1.11	1.07	(0.22)	1.11
Earnings (loss) per share from discontinued operations - basic	—	0.06	(0.03)	0.05
Earnings (loss) per share—basic	1.11	1.13	(0.25)	1.16
Earnings (loss) per share from continuing operations - diluted	1.10	1.07	(0.22)	1.11
Earnings (loss) per share from discontinued operations - diluted	—	0.05	(0.03)	0.05
Earnings (loss) per share—diluted	1.10	1.12	(0.25)	1.16
Dividends paid per share	0.5625	0.5625	0.5625	0.5625

(1) Includes research and development and marketing, selling, and administrative expenses.
(2) Asset impairment, restructuring, and other special charges in the first quarter of 2019 were primarily associated with the accelerated vesting of Loxo employee equity awards as a result of the closing of the acquisition of Loxo. See Note 5 for further discussion.
(3) Acquired IPR&D charges in the second quarter of 2018 were primarily due to the ARMO acquisition. See Note 3 for further discussion.
(4) Income taxes in the fourth quarter of 2018 were a tax benefit primarily due to adjustments associated with U.S. tax reform. See Note 14 for further discussion.
Our common stock is listed under the ticker symbol LLY on the New York Stock Exchange (NYSE).

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
Our audit committee includes five nonemployee members of the board of directors, all of whom are independent from our company. The committee charter, which is available on our website, outlines the members’ roles and responsibilities. It is the audit committee’s responsibility to appoint an independent registered public accounting firm subject to shareholder ratification, approve both audit and non-audit services performed by the independent registered public accounting firm, and review the reports submitted by the firm. The audit committee meets several times during the year with management, the internal auditors, and the independent public accounting firm to discuss audit activities, internal controls, and financial reporting matters, including reviews of our externally published financial results. The internal auditors and the independent registered public accounting firm have full and free access to the committee.
We are dedicated to ensuring that we maintain the high standards of financial accounting and reporting that we have established. We are committed to providing financial information that is transparent, timely, complete, relevant, and accurate. Our culture demands integrity and an unyielding commitment to strong internal practices and policies. Finally, we have the highest confidence in our financial reporting, our underlying system of internal controls, and our people, who are objective in their responsibilities and operate under a code of conduct and are subject to the highest level of ethical standards.
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

Based on our evaluation under this framework, we concluded that our internal control over financial reporting was effective as of December 31, 2019. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The internal control over financial reporting has been assessed by Ernst & Young LLP as of December 31, 2019. Their responsibility is to evaluate whether internal control over financial reporting was designed and operating effectively.

David A. Ricks	Joshua L. Smiley
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 19, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eli Lilly and Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eli Lilly and Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders‘ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2020 expressed an unqualified opinion thereon.
Adoption of Accounting Standards Update ("ASU") No. 2016-16
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the recognition of income tax consequences of intra-entity transfers of assets other than inventory in 2018 due to the adoption of ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), using the modified retrospective adoption method.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Medicaid, Managed Care, and Medicare sales rebate accruals
Description of the Matter
As described in Note 1 to the consolidated financial statements under the caption “Revenue Recognition,” the Company establishes provisions for sales rebate and discounts in the same period as the related sales occur. At December 31, 2019 the Company had $4,933.6 million in sales rebate and discount accruals. A large portion of these accruals are rebates associated with sales in the United States for which payment for purchase of the product is covered by Medicaid, Managed Care, and Medicare.
Auditing the Medicaid, Managed Care, and Medicare sales rebate and discount liabilities is challenging because of the subjectivity of certain assumptions required to estimate the rebate liabilities. In calculating the appropriate accrual amount, the Company considers historical Medicaid, Managed Care, and Medicare rebate payments by product as a percentage of their historical sales as well as any significant changes in sales trends, the lag in payment timing, an evaluation of the current Medicaid and Medicare laws and interpretations, the percentage of products that are sold via Medicaid, Managed Care, and Medicare, and product pricing. For Medicaid, there is significant complexity associated with calculating the legislated Medicaid rebates. Management utilizes employees with legislative experience and knowledge in developing assumptions used to calculate Medicaid rebates. Similarly, for Managed Care and Medicare, given variability in prescription drug costs, continued historical year over year increases in enrollees and variability in prescription data, historical rebate information may not be predictive for management to estimate the rebate accrual and thus, management supplements its historical data analysis with qualitative adjustments based upon current utilization.

How We Addressed the Matter in Our Audit
We tested the Company’s controls addressing the identified risks of material misstatement related to the valuation of the sales rebate and discount liabilities. This included testing controls over management’s review of the significant assumptions used to calculate the Medicaid, Managed Care, and Medicare rebate liabilities, including the significant assumptions discussed above. This testing also included management’s control to compare actual activity to forecasted activity and controls to ensure the data used to evaluate the significant assumptions was complete and accurate.
Our audit procedures included, among others, evaluating for reasonableness the significant assumptions in light of economic trends, product profiles, and other regulatory factors. Our testing involved assessing the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performing analytical procedures, based on internal and external data sources, to evaluate the completeness of the reserves. Additionally, our procedures included reviewing a sample of contracts, testing a sample of rebate payments and testing the underlying data used in management’s evaluation. For Medicaid, we involved our professional with an understanding of the statutory reimbursement requirements to assess the consistency of the Company’s calculation methodologies with the applicable government regulations and policy. For Medicare we evaluated the reasonableness of assumptions made by management in estimating the Medicare coverage gap liability.

Retirement Benefits - Valuation of Alternative Investments
Description of the Matter
As described in Note 15 to the consolidated financial statements under the caption “Benefit Plan Investments,” the Company’s benefit plan investment policies are set with specific consideration of return and risk requirements in relationship to the respective liabilities. At December 31, 2019 the Company had $15,626.2 million in plan assets related to the defined benefit pension plans and retiree health benefit plans. Approximately 40% of the total pension and retiree assets are in hedge funds and private equity-like investment funds (“alternative investments”). These alternative investments are valued using significant unobservable inputs or are valued at net asset value (NAV) reported by the counterparty, adjusted as necessary.
Auditing the fair value of these alternative investments is challenging because of the higher estimation uncertainty of the inputs to the fair value calculations, including the underlying net asset values (“NAVs”), discounted cash flow valuations, comparable market valuations, and adjustments for currency, credit, liquidity and other risks. Additionally, certain information regarding the fair value of these alternative investments is based on unaudited information available to management at the time of valuation.

How We Addressed the Matter in Our Audit
We tested the Company’s controls addressing the risks of material misstatement relating to valuation of alternative investments. This included testing management’s review controls over alternative investment valuation, which included a comparison of returns to benchmarks and in-person or telephonic meetings with investment firms to discuss valuation policies and procedures.
Our audit procedures included, among others, comparing fund returns to selected relevant benchmarks and understanding variations, obtaining the latest audited financial statements and comparing to the Company’s estimated fair values and reconciling any differences. We also inquired of management about changes to the investment portfolio and/or related investment strategies and considerations. We assessed the historical accuracy of management’s estimates by comparing actual activity to previous estimates. We evaluated for contrary evidence by confirming the fair value of the investments and ownership interest directly with the trustees and a sample of managers at year end.

Valuation of intangible assets related to the Loxo Oncology (Loxo) Acquisition
Description of the Matter
As described in Note 3 to the consolidated financial statements, in February 2019, the Company completed its acquisition of Loxo Oncology, Inc. (Loxo) for a purchase price of $6.92 billion, net of cash acquired. As a result of the acquisition, the Company acquired a pipeline of investigational medicines, including LOXO-292, an oral RET inhibitor that has been granted Breakthrough Therapy designation by the U.S. Food and Drug Administration. LOXO-292 was accounted for as an indefinite-lived in-process research and development (IPR&D) asset and valued at $4.60 billion.
Auditing the valuation of the LOXO-292 IPR&D asset was complex because of the significant estimation uncertainty in determining the fair value of the asset. The fair value determination is based on a discounted cash flow model using certain assumptions for which there is high subjectivity, such as revenue growth, probability of technical success and discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions. Further, the estimated fair value of the IPR&D asset was sensitive to changes in these assumptions.

How We Addressed the Matter in Our Audit
We tested the Company’s controls addressing the identified risks of material misstatement related to the valuation of the IPR&D asset. For example, we tested controls over management’s review of the significant assumptions used to calculate the valuation of the intangible assets acquired including forecasts of future cash flows and review of the valuation model.
Our audit procedures included, among others, obtaining an understanding of management’s approach to developing the probability of technical success and evaluating the reasonableness by comparing to analyst expectations, historical results of similar products in development and industry trends, to the extent applicable. We also evaluated the reasonableness of the projected revenue growth used within the valuation against analyst expectations, industry trends, market trends, other market information and identified contrary evidence. We involved our valuation specialist to evaluate the discounted cash flow model used by the Company and to test the discount rate utilized in the Company’s valuation. Lastly, we evaluated the appropriateness of the Company’s related disclosures.

We have served as the Company‘s auditor since 1940.
Indianapolis, Indiana
February 19, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Eli Lilly and Company
Opinion on Internal Control Over Financial Reporting
We have audited Eli Lilly and Company and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eli Lilly and Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders‘ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 19, 2020 expressed an unqualified opinion thereon.
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
February 19, 2020

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
Our management, with the participation of David A. Ricks, president and chief executive officer, and Joshua L. Smiley, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of December 31, 2019, and concluded that they were effective.
Internal Control over Financial Reporting
Mr. Ricks and Mr. Smiley provided a report on behalf of management on our internal control over financial reporting, in which management concluded that the company’s internal control over financial reporting is effective at December 31, 2019. In addition, Ernst & Young LLP, the company’s independent registered public accounting firm, provided an attestation report on the company’s internal control over financial reporting as of December 31, 2019. You can find the full text of management’s report and Ernst & Young’s attestation report in Item 8.
Changes in Internal Controls
During the fourth quarter of 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance
Directors and Executive Officers
Information relating to our Board of Directors is found in our Definitive Proxy Statement to be dated on or about March 20, 2020 (the Proxy Statement) under “Board of Directors” and is incorporated in this report by reference.
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
Section 16(a) Reporting Compliance
Information about our compliance with Section 16(a) is found in our Proxy Statement under “Other Matters - Delinquent Section 16(a) Reports” and is incorporated in this report by reference.

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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2019, regarding our compensation plans under which shares of Lilly common stock have been authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	54,639,336
Equity compensation plan not approved by security holders	—	—	—
Total	—	—	54,639,336
(1) 6,711,231 shares are underlying outstanding equity awards other than options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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

Item 15.	Exhibits and Financial Statement Schedules
(a)1.    Financial Statements
The following consolidated financial statements of the company and its subsidiaries are found at Item 8:

•	Consolidated Statements of Operations—Years Ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Comprehensive Income (Loss)—Years Ended December 31, 2019, 2018, and 2017

•	Consolidated Balance Sheets—December 31, 2019 and 2018

•	Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2019, 2018, and 2017

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2019, 2018, and 2017

•	Notes to Consolidated Financial Statements
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

(a)3.    Exhibits

2.1	Agreement and Plan of Merger, dated January 5, 2019, among Eli Lilly and Company, Bowfin Acquisition Corporation and Loxo Oncology, Inc.

3.1	Amended Articles of Incorporation

3.2	Bylaws, as amended

4.1	Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Deutsche Bank Trust Company Americas, as successor trustee to Citibank, N.A., Trustee

4.2	Agreement dated September 13, 2007 appointing Deutsche Bank Trust Company Americas as Successor Trustee under the Indenture listed above

4.3	Description of Common Stock

4.4	Description of the Company's 1.000% EUR Notes due 2022, 1.625% EUR Notes due 2026, and 2.125% EUR Notes due 2030

4.5	Description of the Company's 6.77% Notes due 2036

4.6	Description of the Company's 7 1/8% Notes due 2025

4.7	Description of the Company's 0.625% EUR Notes due 2031 and 1.700% EUR Notes due 2049

10.1	Amended and Restated 2002 Lilly Stock Plan(1)

10.2	Form of Performance Award under the 2002 Lilly Stock Plan(1)

10.3	Form of Shareholder Value Award under the 2002 Lilly Stock Plan(1)

10.4	Form of Relative Value Award under the 2002 Lilly Stock Plan(1)

10.5	Restricted Stock Unit Award to Michael Harrington under the 2002 Lilly Stock Plan(1)

10.6	The Lilly Deferred Compensation Plan, as amended(1)

10.7	The Lilly Directors’ Deferral Plan, as amended(1)

10.8	The Eli Lilly and Company Bonus Plan, as amended(1)

10.9	The Eli Lilly and Company Executive Officer Incentive Plan(1)

10.10	2007 Change in Control Severance Pay Plan for Select Employees, as amended(1)

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

32	Section 1350 Certification

101	Interactive Data File

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)
(1) Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary
Not applicable.

Index to Exhibits
The following documents are filed as part of this report:

Exhibit		Location

2.1	Agreement and Plan of Merger, dated January 5, 2019, among Eli Lilly and Company, Bowfin Acquisition Corporation and Loxo Oncology, Inc.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Loxo Oncology on January 7, 2019

3.1	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 2013

3.2	Bylaws, as amended	Bylaws, as amended, are incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated on December, 20, 2019

4.1	Indenture with respect to Debt Securities dated as of February 1, 1991, between Eli Lilly and Company and Deutsche Bank Trust Company Americas, as successor trustee to Citibank, N.A., Trustee	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-186979

4.2	Agreement dated September 13, 2007 appointing Deutsche Bank Trust Company Americas as Successor Trustee under the Indenture listed above	Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 10-K for the year ended December 31, 2008

4.3	Description of the Company's Common Stock	Attached

4.4	Description of the Company's 1.000% EUR Notes due 2022, 1.625% EUR Notes due 2026, and 2.125% EUR Notes due 2030	Attached

4.5	Description of the Company's 6.77% Notes due 2036	Attached

4.6	Description of the Company's 7 1/8% Notes due 2025	Attached

4.7	Description of the Company's 0.625% EUR Notes due 2031 and 1.700% EUR Notes due 2049	Attached

10.1	Amended and Restated 2002 Lilly Stock Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2018

10.2	Form of Performance Award under the 2002 Lilly Stock Plan	Attached

10.3	Form of Shareholder Value Award under the 2002 Lilly Stock Plan	Attached

10.4	Form of Relative Value Award under the 2002 Lilly Stock Plan	Attached

10.5	Restricted Stock Unit Award to Michael Harrington under the 2002 Lilly Stock Plan	Attached

10.6	The Lilly Deferred Compensation Plan, as amended	Incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the year ended December 31, 2013

10.7	The Lilly Directors’ Deferral Plan, as amended	Incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2017

10.8	The Eli Lilly and Company Bonus Plan, as amended	Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 2013

10.9	The Eli Lilly and Company Executive Officer Incentive Plan	Incorporated by reference to Appendix B to the Company’s proxy statement on Schedule 14A filed March 7, 2011

10.10	2007 Change in Control Severance Pay Plan for Select Employees, as amended	Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended September 30, 2010

21	List of Subsidiaries	Attached

23	Consent of Registered Independent Public Accounting Firm	Attached

31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer	Attached

31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer	Attached

32	Section 1350 Certification	Attached

101	Interactive Data File	Attached

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)	Attached

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Eli Lilly and Company

By	/s/ David A. Ricks
David A. Ricks
Chairman, President, and Chief Executive Officer
February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2020 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ David A. Ricks	Chairman, President, and Chief Executive Officer (principal executive officer)
DAVID A. RICKS

/s/ Joshua L. Smiley	Senior Vice President and Chief Financial Officer (principal financial officer)
JOSHUA L. SMILEY

/s/ Donald A. Zakrowski	Vice President, Finance and Chief Accounting Officer (principal accounting officer)
DONALD A. ZAKROWSKI

/s/ Ralph Alvarez	Director
RALPH ALVAREZ

/s/ Katherine Baicker, Ph.D.	Director
KATHERINE BAICKER, Ph.D.

/s/ Carolyn R. Bertozzi, Ph.D.	Director
CAROLYN R. BERTOZZI, Ph.D.

/s/ Michael L. Eskew	Director
MICHAEL L. ESKEW

/s/ J. Erik Fyrwald	Director
J. ERIK FYRWALD

/s/ Jamere Jackson	Director
JAMERE JACKSON

/s/ William G. Kaelin, Jr., M.D.	Director
WILLIAM G. KAELIN, JR., M.D.

/s/ Juan R. Luciano	Director
JUAN R. LUCIANO

/s/ Marschall S. Runge, M.D., Ph.D.	Director
MARSCHALL S. RUNGE, M.D., Ph.D.

/s/ Kathi P. Seifert	Director
KATHI P. SEIFERT

/s/ Jackson P. Tai	Director
JACKSON P. TAI

/s/ Karen Walker	Director
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
Glyxambi®, Jardiance®, Jentadueto®, Synjardy®, Trajenta®, and Trijardy® are trademarks of Boehringer Ingelheim GmbH.
Posilac® is a trademark of Union Agener and Elanco US Inc.
Qbrexza® is a trademark of Dermira, Inc.
Viagra® is a trademark of Pfizer Inc.