Form 10-Q
period 2020-03-31
ELI LILLY & Co
filed 2020-05-01
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of April 27, 2020:

Class	Number of Shares Outstanding
Common	956,450,448

Eli Lilly and Company
Form 10-Q
For the Quarter Ended March 31, 2020

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

•	changes in tax law, including the impact of United States tax reform legislation enacted in December 2017 and related guidance, or events that differ from our assumptions related to tax positions;

•	changes in foreign currency exchange rates, interest rates, and inflation;

•	asset impairments and restructuring charges;

•	changes in accounting and reporting standards promulgated by the Financial Accounting Standards Board and the Securities and Exchange Commission (SEC);

•	acquisitions and business development transactions and related integration costs;

•	information technology system inadequacies or operating failures;

•	the impact of the evolving COVID-19 pandemic and the global response thereto;

•	reliance on third-party relationships and outsourcing arrangements; and

•	the impact of global macroeconomic conditions.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the SEC, including in Part II, Item 1A of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, particularly under the caption “Risk Factors”.
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2020	2019
Revenue (Note 2)	$5,859.8	$5,092.2
Costs, expenses, and other:
Cost of sales	1,215.1	1,138.7
Research and development	1,392.1	1,230.5
Marketing, selling, and administrative	1,549.6	1,517.1
Acquired in-process research and development (Note 3)	52.3	136.9
Asset impairment, restructuring, and other special charges (Note 6)	59.9	423.9
Other–net, (income) expense (Note 12)	(89.1)	(86.0)
	4,179.9	4,361.1
Income before income taxes	1,679.9	731.1
Income taxes (Note 8)	223.4	170.0
Net income from continuing operations	1,456.5	561.1
Net income from discontinued operations (Note 5)	—	3,680.5
Net income	$1,456.5	$4,241.6

Earnings per share:
Earnings from continuing operations - basic	$1.60	$0.57
Earnings from discontinued operations - basic	—	3.76
Earnings per share - basic	$1.60	$4.33

Earnings from continuing operations - diluted	$1.60	$0.57
Earnings from discontinued operations - diluted	—	3.74
Earnings per share - diluted	$1.60	$4.31

Shares used in calculation of earnings per share:
Basic	908.2	979.9
Diluted	911.7	984.0
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2020	2019
Net income	$1,456.5	$4,241.6
Other comprehensive loss from continuing operations, net of tax (Note 11)	(362.3)	(4.1)
Other comprehensive income from discontinued operations, net of tax (Note 11)	—	56.8
Other comprehensive income (loss), net of tax (Note 11)	(362.3)	52.7
Comprehensive income	$1,094.2	$4,294.3

See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 7)	$1,699.0	$2,337.5
Short-term investments (Note 7)	78.4	101.0
Accounts receivable, net of allowances of $23.7 (2020) and $22.4 (2019)	5,106.1	4,547.3
Other receivables	1,246.4	994.2
Inventories	3,102.4	3,190.7
Prepaid expenses and other	2,761.9	2,538.9
Total current assets	13,994.2	13,709.6
Investments (Note 7)	2,148.7	1,962.4
Goodwill	3,779.1	3,679.4
Other intangibles, net	7,766.7	6,618.0
Deferred tax assets	2,471.6	2,572.6
Property and equipment, net of accumulated depreciation of $9,141.5 (2020) and $9,161.6 (2019)	7,897.9	7,872.9
Other noncurrent assets	3,044.6	2,871.2
Total assets	$41,102.8	$39,286.1
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$3,248.0	$1,499.3
Accounts payable	1,207.7	1,405.3
Employee compensation	565.8	915.5
Sales rebates and discounts	4,703.9	4,933.6
Dividends payable	—	671.5
Income taxes payable	667.4	160.6
Other current liabilities	2,217.4	2,189.4
Total current liabilities	12,610.2	11,775.2
Other Liabilities
Long-term debt	13,982.3	13,817.9
Accrued retirement benefits (Note 9)	3,632.0	3,698.2
Long-term income taxes payable	3,621.9	3,607.2
Deferred tax liabilities	2,186.2	2,187.5
Other noncurrent liabilities	1,873.0	1,501.0
Total other liabilities	25,295.4	24,811.8
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders’ Equity
Common stock	598.1	598.8
Additional paid-in capital	6,556.1	6,685.3
Retained earnings	5,879.4	4,920.4
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(6,885.9)	(6,523.6)
Cost of common stock in treasury	(55.7)	(60.8)
Total Eli Lilly and Company shareholders’ equity	3,078.8	2,606.9
Noncontrolling interests	118.4	92.2
Total equity	3,197.2	2,699.1
Total liabilities and equity	$41,102.8	$39,286.1
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2019	1,057,639	$661.0	$6,583.6	$11,395.9	$(3,013.2)	$(5,729.2)	604	$(69.4)	$1,080.4
Net income				4,241.6					22.2
Other comprehensive income, net of tax						41.7			11.0
Retirement of treasury shares	(89,197)	(55.7)		(10,771.8)			(89,197)	10,827.5
Purchase of treasury shares			(700.0)				24,196	(2,800.0)
Issuance of stock under employee stock plans, net	2,921	1.8	(202.8)				(63)	7.3
Stock-based compensation			75.8
Acquisition of common stock in exchange offer							65,001	(8,027.5)
Deconsolidation of Elanco									(1,028.9)
Other				13.7
Balance at March 31, 2019	971,363	$607.1	$5,756.6	$4,879.4	$(3,013.2)	$(5,687.5)	541	$(62.1)	$84.7

Balance at January 1, 2020	958,056	$598.8	$6,685.3	$4,920.4	$(3,013.2)	$(6,523.6)	530	$(60.8)	$92.2
Net income				1,456.5					26.2
Other comprehensive loss, net of tax						(362.3)
Retirement of treasury shares	(3,627)	(2.3)		(497.7)			(3,627)	500.0
Purchase of treasury shares (1)							3,627	(500.0)
Issuance of stock under employee stock plans, net	2,500	1.6	(201.0)				(43)	5.1
Stock-based compensation			71.8
Other				0.2
Balance at March 31, 2020	956,929	$598.1	$6,556.1	$5,879.4	$(3,013.2)	$(6,885.9)	487	$(55.7)	$118.4
(1) As of March 31, 2020, there was $1.00 billion remaining under our $8.00 billion share repurchase program authorized in June 2018.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$1,456.5	$4,241.6
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Gain related to disposition of Elanco (Note 5)	—	(3,680.5)
Depreciation and amortization	273.6	356.5
Change in deferred income taxes	11.2	(72.4)
Stock-based compensation expense	71.8	75.8
Acquired in-process research and development (Note 3)	52.3	136.9
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(1,408.1)	(714.3)
Other non-cash operating activities, net	(74.9)	(32.3)
Net Cash Provided by Operating Activities	382.4	311.3
Cash Flows from Investing Activities
Net purchases of property and equipment	(258.3)	(203.7)
Proceeds from sales and maturities of short-term investments	36.8	35.9
Purchases of short-term investments	—	(33.7)
Proceeds from sales of noncurrent investments	54.5	83.6
Purchases of noncurrent investments	(83.0)	(60.6)
Cash paid for acquisitions, net of cash acquired (Note 3)	(849.3)	(6,917.7)
Purchases of in-process research and development	(13.0)	(196.9)
Other investing activities, net	51.4	(385.6)
Net Cash Used for Investing Activities	(1,060.9)	(7,678.7)
Cash Flows from Financing Activities
Dividends paid	(671.3)	(637.2)
Net change in short-term borrowings	1,748.7	1,850.4
Proceeds from issuance of long-term debt	—	4,448.3
Repayments of long-term debt	(276.3)	(600.0)
Purchases of common stock	(500.0)	(3,500.0)
Other financing activities, net	(194.4)	(193.7)
Net Cash Provided by Financing Activities	106.7	1,367.8
Effect of exchange rate changes on cash and cash equivalents	(66.7)	37.8

Net decrease in cash and cash equivalents	(638.5)	(5,961.8)
Cash and cash equivalents at January 1 (2019 includes $677.5 of discontinued operations)	2,337.5	7,998.2
Cash and Cash Equivalents at March 31	$1,699.0	$2,036.4
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. We issue our financial statements by filing them with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing of our Form 10-Q.
All per-share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares plus the effect of incremental shares from our stock-based compensation programs.
We operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, and sales of pharmaceutical products worldwide. A global research and development organization and a supply chain organization are responsible for the discovery, development, manufacturing, and supply of our products. Regional commercial organizations market, distribute, and sell the products. The business is also supported by global corporate staff functions. Our determination that we operate as a single segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended March 31,
	2020	2019
Net product revenue	$5,403.5	$4,692.3
Collaboration and other revenue (1)	456.3	399.9
Revenue	$5,859.8	$5,092.2
(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $35.4 million and $35.5 million during the three months ended March 31, 2020 and 2019, respectively.
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements includes our share of profits from the collaboration, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 4 for additional information related to certain of our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue from the Trajenta® and Jardiance® families of products resulting from our collaboration with Boehringer Ingelheim discussed in Note 4. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers.
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant U.S. sales returns, rebates, and discounts liability balances for products shipped in previous periods were approximately 2 percent and 3 percent of U.S. revenue during the three months ended March 31, 2020 and 2019, respectively.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	March 31, 2020	December 31, 2019
Contract liabilities	$307.8	$264.6

During the three months ended March 31, 2020 and 2019, revenue recognized from contract liabilities as of the beginning of the year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue by product:

	Three Months Ended March 31,
	2020			2019
	United States (U.S.) (1)	Outside U.S.	Total	U.S. (1)	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity®	$929.5	$299.9	$1,229.4	$665.6	$214.1	$879.7
Humalog® (2)	398.6	297.2	695.8	448.6	282.2	730.8
Humulin®	214.1	101.5	315.7	201.3	96.4	297.7
Basaglar®	230.4	73.3	303.7	198.2	53.2	251.4
Jardiance (3)	144.6	122.9	267.5	125.2	78.4	203.6
Trajenta (4)	28.7	64.5	93.2	47.4	84.6	131.9
Other Diabetes	45.3	18.4	63.6	33.1	24.7	57.9
Total Diabetes	1,991.2	977.7	2,968.9	1,719.4	833.6	2,553.0

Oncology:
Alimta®	324.2	235.8	560.1	281.8	217.4	499.2
Cyramza®	89.1	149.9	239.0	75.1	123.2	198.3
Verzenio®	129.4	58.6	188.0	93.5	15.9	109.4
Erbitux®	117.8	13.0	130.8	113.3	5.1	118.4
Other Oncology	(2.6)	86.3	83.6	30.2	57.3	87.4
Total Oncology	657.9	543.6	1,201.5	593.9	418.9	1,012.7

Immunology:
Taltz®	327.5	116.0	443.5	180.8	71.7	252.5
Olumiant®	11.3	128.4	139.7	6.4	75.7	82.1
Other Immunology	2.6	—	2.6	—	—	—
Total Immunology	341.4	244.4	585.8	187.2	147.4	334.7

Neuroscience:
Cymbalta®	11.6	198.8	210.4	10.3	153.8	164.1
Zyprexa®	11.2	87.2	98.4	9.3	97.9	107.2
Emgality®	67.3	6.7	74.0	12.2	2.1	14.2
Other Neuroscience	20.2	60.5	80.7	19.3	88.2	107.6
Total Neuroscience	110.3	353.2	463.5	51.1	342.0	393.1

Other:
Forteo®	122.5	149.8	272.4	125.9	187.0	312.9
Cialis®	26.1	167.0	193.0	143.2	164.9	308.2
Other	79.4	95.3	174.7	70.1	107.6	177.6
Total Other	228.0	412.1	640.1	339.2	459.5	798.7
Revenue	$3,328.8	$2,531.0	$5,859.8	$2,890.8	$2,201.4	$5,092.2
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes Insulin Lispro.
(3) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(4) Trajenta revenue includes Jentadueto®.
.

The following table summarizes revenue by geographical area:

	Three Months Ended March 31,
	2020	2019
Revenue—to unaffiliated customers (1):
U.S. (2)	$3,328.8	$2,890.8
Europe	1,061.0	900.3
Japan	592.3	543.7
China	267.3	211.2
Other foreign countries	610.4	546.2
Revenue	$5,859.8	$5,092.2
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.
(2) U.S. revenue includes revenue in Puerto Rico.
Note 3: Acquisitions
During the three months ended March 31, 2020 we completed the acquisition of Dermira, Inc. (Dermira) and during the three months ended March 31, 2019, we completed the acquisition of Loxo Oncology, Inc. (Loxo). These transactions, as further discussed in this note below in Acquisitions of Businesses, were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated condensed financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated condensed financial statements from the date of acquisition.
We also acquired assets in development in the three months ended March 31, 2020 and 2019, which are further discussed in this note below in Asset Acquisitions. Upon acquisition, the acquired in-process research and development (IPR&D) charges related to these compounds were immediately expensed because the compounds had no alternative future use. We incurred acquired IPR&D charges of $52.3 million and $136.9 million for the three months ended March 31, 2020 and 2019, respectively.
Acquisitions of Businesses
Dermira Acquisition
Overview of Transaction
In February 2020, we acquired all shares of Dermira for a purchase price of approximately $849.3 million, net of cash acquired. Under terms of the agreement, we acquired lebrikizumab, a novel, investigational, monoclonal antibody being evaluated for the treatment of moderate-to-severe atopic dermatitis. Lebrikizumab was granted Fast Track designation from the U.S. Food and Drug Administration (FDA). We also acquired Qbrexza® (glycopyrronium) cloth, a medicated cloth approved by the FDA for the topical treatment of primary axillary hyperhidrosis (uncontrolled excessive underarm sweating).
Assets Acquired and Liabilities Assumed
Our access to Dermira information was limited prior to the acquisition. As a consequence, we are in the process of determining fair values and tax bases of a significant portion of the assets acquired and liabilities assumed, including the identification and valuation of intangible assets, long-term debt, and tax exposures. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date. The final determination may result in asset and liability fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized. Preliminary fair values related to this acquisition included goodwill of $99.7 million, other intangibles of $1.21 billion, and long-term debt of $375.5 million. After the acquisition, we repaid $276.2 million of long-term debt assumed as part of our acquisition of Dermira.

Loxo Acquisition
Overview of Transaction
In February 2019, we acquired all shares of Loxo for a purchase price of $6.92 billion, net of cash acquired. The accelerated vesting of Loxo employee equity awards was recognized as transaction expense included in asset impairment, restructuring, and other special charges during the three months ended March 31, 2019 (see Note 6).
Under the terms of the agreement, we acquired a pipeline of investigational medicines, including selpercatinib (LOXO-292), an oral RET inhibitor granted Breakthrough Therapy designation and Priority Review by the FDA, and LOXO-305, an oral BTK inhibitor.
Assets Acquired and Liabilities Assumed
The following table summarizes the amounts recognized for assets acquired and liabilities assumed in the acquisition of Loxo as of the acquisition date:

Estimated Fair Value at February 15, 2019
Acquired IPR&D (1)	$4,670.0
Finite-lived intangibles (2)	980.0
Deferred income taxes	(1,032.8)
Other assets and liabilities - net	(26.4)
Total identifiable net assets	4,590.8
Goodwill(3)	2,326.9
Total consideration transferred - net of cash acquired	$6,917.7
(1) $4.60 billion of the acquired IPR&D relates to selpercatinib (LOXO-292).
(2) Contract-based intangibles (primarily related to Vitrakvi®) which are being amortized to cost of sales on a straight-line basis over their estimated useful lives, were expected to have a weighted average useful life of approximately 12 years from the acquisition date.
(3) The goodwill recognized from this acquisition is attributable primarily to future unidentified projects and products and the assembled workforce for Loxo and is not deductible for tax purposes.
Asset Acquisitions
The following table and narrative summarize our asset acquisitions during the three months ended March 31, 2020 and 2019:

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense
Sitryx Therapeutics Limited	Preclinical targets that could lead to potential new medicines for autoimmune diseases	March 2020	Pre-clinical	$52.3

AC Immune SA (2)	Tau aggregation inhibitor small molecules for the potential treatment of Alzheimer's disease and other neurodegenerative diseases	January 2019	Pre-clinical	$96.9
ImmuNext, Inc.	Novel immunometabolism target	March 2019	Pre-clinical	40.0

(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.
(2) We recognized an additional acquired IPR&D expense of $30.2 million in September 2019 upon entering into an amendment to the license agreement.

We entered into an agreement with AbCellera Biologics Inc. (AbCellera) to co-develop antibody products for the potential treatment and prevention of COVID-19. Under the terms of the agreement, we have committed to equally share initial development costs towards a product with AbCellera, after which we will be responsible for all further development, manufacturing, and distribution. We expect to record an acquired IPR&D charge of $25.0 million in the second quarter of 2020 upon closing of the transaction.
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
Boehringer Ingelheim Diabetes Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of diabetes compounds. Currently included in the collaboration are Boehringer Ingelheim’s oral diabetes products: Trajenta, Jentadueto, Jardiance, Glyxambi, Synjardy, and Trijardy XR as well as our basal insulin, Basaglar. Jentadueto is included in the Trajenta product family. Glyxambi, Synjardy, and Trijardy XR are included in the Jardiance product family.
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
Through December 31, 2019, in the most significant markets, we and Boehringer Ingelheim shared equally the ongoing development costs, commercialization costs, and agreed upon gross margin for any product resulting from the collaboration. We recorded our portion of the gross margin associated with Boehringer Ingelheim's products as collaboration and other revenue. We recorded our sales of Basaglar to third parties as net product revenue with the payments made to Boehringer Ingelheim for their portion of the gross margin recorded as cost of sales. For all compounds under this collaboration, we recorded our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. Each company was entitled to potential performance payments depending on the sales of the molecules it contributes to the collaboration. These performance payments may have resulted in the owner of the molecule retaining a greater share of the agreed upon gross margin of that product. Subject to achieving these thresholds, in a given period, our reported revenue for Trajenta and Jardiance may have been reduced by any performance payments we made related to these products. Similarly, performance payments we may have received related to Basaglar effectively reduced Boehringer Ingelheim's share of the gross margin, which reduced our cost of sales.
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
The following table summarizes our net product revenue recognized with respect to Basaglar and collaboration and other revenue recognized with respect to the Jardiance and Trajenta families of products:

	Three Months Ended March 31,
	2020	2019
Basaglar	$303.7	$251.4
Jardiance	267.5	203.6
Trajenta	93.2	131.9

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
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, milestone payments made of $180.0 million were capitalized as intangible assets and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of the reporting period.
As of March 31, 2020, Incyte is eligible to receive up to $130.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
We record our sales of Olumiant to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	Three Months Ended March 31,
	2020	2019
Olumiant	$139.7	$82.1

Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain, chronic low back pain, and cancer pain. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. As of March 31, 2020, Pfizer is eligible to receive up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.

Lebrikizumab
As a result of our acquisition of Dermira, we have a worldwide licensing agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively Roche), which provides us the global development and commercialization rights to lebrikizumab. Roche has the right to receive tiered royalty payments on future global net sales ranging in percentages from high single digits to high teens if the product is successfully commercialized. The agreement calls for payments by us to Roche associated with certain success-based regulatory and sales-based milestones.
As of March 31, 2020, Roche is eligible to receive up to $180.0 million of payments from us contingent upon the achievement of success-based regulatory milestones and up to $1.03 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
As a result of our acquisition of Dermira, we have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to atopic dermatitis, in Europe. We have the right to receive tiered royalty payments on future net sales in Europe ranging in percentages from low double digits to low twenties if the product is successfully commercialized. The agreement calls for payments to us by Almirall associated with certain development, success-based regulatory, and sales-based milestones.
As of March 31, 2020, $43.8 million was recorded as a contract liability on the consolidated condensed balance sheet and is expected to be recognized as collaboration and other revenue over the remaining Phase III development period. During the three months ended March 31, 2020, milestones received and collaboration and other revenue recognized were not material. As of March 31, 2020, we are eligible to receive additional payments of $85.0 million from Almirall contingent upon the achievement of success-based regulatory milestones and up to $1.25 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
Note 5: Discontinued Operations
On March 11, 2019, we completed the disposition of our remaining 80.2 percent ownership of Elanco Animal Health (Elanco) common stock through a tax-free exchange offer. As a result, we have presented Elanco as discontinued operations in our consolidated condensed financial statements for all periods presented.
Revenue and net income from discontinued operations for the three months ended March 31, 2019 were $580.0 million and $3.68 billion, respectively. Net income from discontinued operations for the three months ended March 31, 2019 included an approximate $3.7 billion gain related to the disposition of Elanco.
The gain related to the disposition of Elanco in the consolidated condensed statement of cash flows included the operating results of Elanco through the disposition date, which were not material. Net cash flows of our discontinued operations for operating and investing activities for the three months ended March 31, 2019 were not material.
We entered into a transitional services agreement (TSA) with Elanco in order to facilitate the orderly transfer of various services to Elanco. The TSA relates primarily to administrative services, which are generally to be provided over 24 months from March 11, 2019, the disposition date. This agreement is not material and does not confer upon us the ability to influence the operating and/or financial policies of Elanco subsequent to the disposition date.

Note 6: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended March 31,
	2020	2019
Severance	$9.8	$(3.6)
Asset impairment and other special charges	50.1	427.5
Total asset impairment, restructuring, and other special charges	$59.9	$423.9

Asset impairment, restructuring, and other special charges recognized during the three months ended March 31, 2020 were primarily related to acquisition and integration costs as part of the closing of the acquisition of Dermira.
Asset impairment and other special charges recognized during the three months ended March 31, 2019 consisted of $400.7 million related to the acquisition of Loxo, substantially all of which was associated with the accelerated vesting of Loxo employee equity awards.
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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and the Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2020, we had outstanding foreign currency forward commitments to purchase 946.2 million U.S. dollars and sell 856.3 million euro, commitments to purchase 1.57 billion euro and sell 1.75 billion U.S. dollars, commitments to purchase 291.2 million U.S. dollars and sell 31.26 billion Japanese yen, and commitments to purchase 168.1 million British pounds and sell 210.3 million U.S. dollars which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $5.43 billion and $5.49 billion as of March 31, 2020 and December 31, 2019, respectively, of which $4.02 billion and $4.10 billion have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, we had outstanding cross currency swaps with notional amounts of $2.35 billion swapping U.S. dollars to euro, $1.00 billion swapping Swiss francs to U.S. dollars, and $396.0 million swapping U.S. dollars to British pounds, which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated floating rate debt to foreign-denominated floating rate debt, have also been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At March 31, 2020, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 11 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss), and upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of March 31, 2020, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.75 billion, which have settlement dates ranging between 2023 and 2025.
In April 2020, we agreed to issue $1.00 billion of 2.25 percent fixed-rate notes due in May 2050, with interest to be paid semi-annually. We intend to use the net proceeds from the sale of these notes for general corporate purposes, which may include the repayment of outstanding commercial paper. The offering of notes is expected to close in May 2020.

The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended March 31,
	2020	2019
Fair value hedges:
Effect from hedged fixed-rate debt	$117.3	$39.3
Effect from interest rate contracts	(117.3)	(39.3)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	4.0	3.8
Cross-currency interest rate swaps	(12.9)	(28.3)
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	(5.7)	48.9
Total	$(14.6)	$24.4

During the three months ended March 31, 2020 and 2019, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2020	2019
Net investment hedges:
Foreign currency-denominated notes	$67.4	$53.7
Cross-currency interest rate swaps	115.8	38.3
Cash flow hedges:
Forward-starting interest rate swaps	(369.8)	(11.7)
Cross-currency interest rate swaps	(69.8)	(30.0)

During the next 12 months, we expect to reclassify $16.4 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three months ended March 31, 2020 and 2019, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at March 31, 2020 and December 31, 2019 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2020
Cash equivalents	$417.1	$417.1	$417.1	$—	$—	$417.1

Short-term investments:
U.S. government and agency securities	$9.3	$9.2	$9.3	$—	$—	$9.3
Corporate debt securities	61.2	62.7	—	61.2		61.2
Asset-backed securities	2.5	2.5	—	2.5	—	2.5
Other securities	5.4	5.4	—		5.4	5.4
Short-term investments	$78.4

Noncurrent investments:
U.S. government and agency securities	$81.2	$77.4	$81.2	$—	$—	$81.2
Corporate debt securities	230.6	241.0	—	230.6	—	230.6
Mortgage-backed securities	102.5	99.3	—	102.5	—	102.5
Asset-backed securities	30.1	30.1	—	30.1	—	30.1
Other securities	60.0	27.4	—	—	60.2	60.2
Marketable equity securities	869.5	250.1	869.5	—	—	869.5
Equity investments without readily determinable fair values (2)	426.3
Equity method investments (2)	348.5
Noncurrent investments	$2,148.7

December 31, 2019
Cash equivalents	$1,025.4	$1,025.4	$1,025.4	$—	$—	$1,025.4

Short-term investments:
U.S. government and agency securities	$7.2	$7.2	$7.2	$—	$—	$7.2
Corporate debt securities	81.4	81.1	—	81.4	—	81.4
Asset-backed securities	2.6	2.6	—	2.6	—	2.6
Other securities	9.8	9.8	—		9.8	9.8
Short-term investments	$101.0

Noncurrent investments:
U.S. government and agency securities	$77.2	$76.3	$77.2	$—	$—	$77.2
Corporate debt securities	271.1	267.8	—	271.1	—	271.1
Mortgage-backed securities	101.1	99.6	—	101.1	—	101.1
Asset-backed securities	30.0	29.6	—	30.0	—	30.0
Other securities	60.0	27.4	—	—	60.0	60.0
Marketable equity securities	718.6	254.4	718.6	—	—	718.6
Equity investments without readily determinable fair values (2)	405.0
Equity method investments (2)	299.4
Noncurrent investments	$1,962.4

(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
March 31, 2020	$(3,243.1)	$—	$(3,239.0)	$—	$(3,239.0)
December 31, 2019	(1,494.2)	—	(1,491.6)	—	(1,491.6)
Long-term debt, including current portion
March 31, 2020	$(13,987.2)	$—	$(15,119.0)	$—	$(15,119.0)
December 31, 2019	(13,823.0)	—	(15,150.0)	—	(15,150.0)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2020
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	$189.3	$—	$189.3	$—	$189.3
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	0.5	—	0.5	—	0.5
Other noncurrent liabilities	(327.0)	—	(327.0)	—	(327.0)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	18.0	—	18.0	—	18.0
Other noncurrent assets	116.1	—	116.1	—	116.1
Other current liabilities	(1.8)	—	(1.8)	—	(1.8)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent liabilities	(74.1)	—	(74.1)	—	(74.1)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	14.5	—	14.5	—	14.5
Other current liabilities	(24.6)	—	(24.6)	—	(24.6)

December 31, 2019
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	72.0	—	72.0	—	72.0
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	43.3	—	43.3	—	43.3
Cross-currency interest rate contracts designated as net investment hedges:
Other noncurrent assets	45.1	—	45.1	—	45.1
Other current liabilities	(21.4)	—	(21.4)	—	(21.4)
Other noncurrent liabilities	(5.7)	—	(5.7)	—	(5.7)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	3.0	—	3.0	—	3.0
Other noncurrent liabilities	(20.1)	—	(20.1)	—	(20.1)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	18.4	—	18.4	—	18.4
Other current liabilities	(11.9)	—	(11.9)	—	(11.9)
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
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of March 31, 2020:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$517.8	$73.3	$240.3	$77.0	$127.2

The net unrealized gains recognized in our consolidated condensed statements of operations for equity securities were $164.7 million and $149.6 million for the three months ended March 31, 2020 and 2019, respectively.
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded during the three months ended March 31, 2020 and 2019 were not material.
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses in accumulated other comprehensive loss follows:

	March 31, 2020	December 31, 2019
Unrealized gross gains	$11.2	$10.3
Unrealized gross losses	3.7	4.0
Fair value of securities in an unrealized gain position	297.7	426.5
Fair value of securities in an unrealized loss position	63.8	141.1

We periodically assess our investment in available-for-sale securities for other-than-temporary impairment losses. Other than temporary impairment losses were not material in the three months ended March 31, 2020. There were no other-than-temporary impairment losses in the three months ended March 31, 2019.
For debt securities, the amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Credit losses related to debt securities were not material in the three months ended March 31, 2020.
As of March 31, 2020, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 96 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of March 31, 2020, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.

Activity related to our investment portfolio, substantially all of which related to equity and available-for-sale securities, was as follows:

	Three Months Ended March 31,
	2020	2019
Proceeds from sales	$63.3	$93.7
Realized gross gains on sales	11.6	2.5
Realized gross losses on sales	0.8	0.4

Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $687.0 million and $678.8 million of accounts receivable as of March 31, 2020 and December 31, 2019, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated condensed results of operations for the three months ended March 31, 2020 and 2019 were not material.
Note 8: Income Taxes
The effective tax rates were 13.3 percent and 23.3 percent for the three months ended March 31, 2020 and 2019, respectively. The higher effective tax rate in the first quarter of 2019 was primarily due to the non-deductibility of the accelerated vesting of Loxo employee equity awards as part of the closing of the acquisition of Loxo, as well as tax expenses associated with the withdrawal of Lartruvo®.
During the fourth quarter of 2019, the Internal Revenue Service began its examination of tax years 2016-2018. Because this examination is still in the early stages of information gathering, the resolution of the audit will likely extend beyond the next 12 months.

Note 9: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2020	2019
Components of net periodic benefit cost:
Service cost	$78.7	$61.8
Interest cost	105.0	120.7
Expected return on plan assets	(221.2)	(211.1)
Amortization of prior service cost	1.1	1.5
Recognized actuarial loss	111.0	69.6
Net periodic benefit cost	$74.6	$42.5

	Retiree Health Benefit Plans
	Three Months Ended March 31,
	2020	2019
Components of net periodic benefit income:
Service cost	$9.8	$8.8
Interest cost	11.0	14.6
Expected return on plan assets	(37.4)	(36.0)
Amortization of prior service benefit	(14.9)	(15.7)
Recognized actuarial loss	0.8	0.5
Net periodic benefit income	$(30.7)	$(27.8)

We contributed approximately $15 million to satisfy minimum funding requirements to our defined benefit pension and retiree health benefit plans during the three months ended March 31, 2020. There was no additional discretionary funding during the three months ended March 31, 2020. In April 2020, we made a $200 million discretionary contribution to our defined benefit pension plans, and during the remainder of 2020, we expect to make contributions of approximately $15 million to our defined benefit pension and retiree health plans to satisfy minimum funding requirements.

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
U.S. Patent Litigation and Administrative Proceedings
In June 2018, the U.S. District Court for the Southern District of Indiana ruled in our favor in two cases, finding Dr. Reddy's Laboratories' (Dr. Reddy) and Hospira, Inc.'s (Hospira) proposed products using an alternative form of pemetrexed (the active ingredient in Alimta) would infringe our method of use patent under the doctrine of equivalents. The district court also ruled that the use of Hospira’s proposed product would literally infringe our method of use patent. In August 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s ruling that the use of Dr. Reddy’s and Hospira’s proposed products would infringe our patent under the doctrine of equivalents but reversed the finding of literal infringement with respect to Hospira’s product. In November 2019, the court denied Dr. Reddy and Hospira’s petition for rehearing of the court’s doctrine of equivalents ruling. Dr. Reddy and Hospira have petitioned the U.S. Supreme Court to review the case.
We have two additional lawsuits pending in federal courts in which we allege infringement against Actavis LLC (Actavis) and Apotex Inc. (Apotex) in response to their applications to market products using alternative forms of pemetrexed. In December 2019, the U.S. District Court for the Southern District of Indiana granted our motion for summary judgment of infringement under the doctrine of equivalents against Apotex. Apotex has appealed that ruling to the U.S. Court of Appeals for the Federal Circuit. The lawsuit against Actavis pending in the U.S. District Court for the Southern District of Indiana has been stayed, pending the conclusion of the Dr. Reddy and Hospira appeals (described above).
In December 2019, we settled a lawsuit we filed against Eagle Pharmaceuticals, Inc. (Eagle) in response to its application to market a product using an alternative form of pemetrexed. Per the settlement agreement, Eagle has a limited initial entry into the market with its product starting February 2022 (up to an approximate three-week supply) and subsequent unlimited entry starting April 2022. Alimta is protected by a vitamin regimen patent until 2021, plus pediatric exclusivity through May 2022.
European Patent Litigation
Legal proceedings are ongoing regarding our Alimta patents in various national courts throughout Europe. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets (including generics currently on the market at risk in France, Germany, and the Netherlands) and that additional generic competitors may choose to launch at risk. We will continue to seek to remove any generic pemetrexed products launched at risk in European markets, seek damages with respect to such launches, and defend our patents against validity challenges.
Japanese Administrative Proceedings
Three separate sets of demands for invalidation of our two Japanese vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). The JPO has rejected demands for invalidation by Sawai Pharmaceutical Co., Ltd. and Nipro Corporation, and both rejections have been affirmed on appeal. The JPO scheduled a hearing in March 2020 concerning the demands brought by Hospira, but the hearing has been postponed because of the COVID-19 pandemic and the court has not yet scheduled a new date for the hearing. If upheld through all challenges, these patents would provide intellectual property protection for Alimta until June 2021. Notwithstanding our patents, generic versions of Alimta received regulatory approval in Japan starting in February 2016. We do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
Jardiance Patent Litigation
Boehringer Ingelheim, our partner in marketing and development of Jardiance, initiated U.S. patent litigation in the U.S. District Court of Delaware involving Jardiance, Glyxambi, and Synjardy in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). Several companies submitted Abbreviated New Drug Applications seeking approval to market generic versions of Jardiance prior to the expiration of the relevant patents, alleging certain patents, including in some allegations the compound patent, are invalid or would not be infringed. Trial is scheduled for April 2021.
Taltz Patent Litigation
We have been named as a defendant in litigation filed by Genentech, Inc. (Genentech) in the U.S. District Court for the Southern District of California seeking a ruling that Genentech’s patent would be infringed by our continued sales of Taltz. Separately, the U.S. Patent and Trademark Office (USPTO) granted our request to initiate a post grant review (PGR) to examine the validity of Genentech’s patent asserted against us in the litigation. Genentech asked the USPTO to enter adverse judgment against it in the PGR proceeding, and the district court case has been dismissed with prejudice naming us the prevailing party. We have filed a motion seeking attorneys' fees and costs related to our successful defense.
We have also been named as defendant in litigation filed by Genentech in Germany asserting infringement of a related Genentech patent by sales of Taltz in Germany. We expect a trial to assess Genentech's infringement claims could take place in 2021. We have been named in litigation in the U.K. in which Genentech has asserted similar claims regarding Genentech’s corresponding U.K. patent.
We believe all of these lawsuits are without merit and we are vigorously defending against them.
Emgality Patent Litigation
We have been named as a defendant in litigation filed by Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in the U.S. District Court for the District of Massachusetts seeking a ruling that various claims in nine different Teva patents would be infringed by our launch and continued sales of Emgality for the prevention of migraine in adults. We believe this lawsuit is without merit and are defending against it vigorously. Separately, the USPTO granted our request to initiate an inter partes review (IPR) to reexamine the validity of the nine Teva patents asserted against us in the litigation. In February 2020, the USPTO ruled in our favor and found that the claims asserted against us in six of Teva's nine patents were invalid. In March 2020, the USPTO ruled against us on the remaining three Teva patents, finding that we failed to show that the remaining three patents were unpatentable based on the subset of invalidity arguments available in an IPR proceeding. We plan to appeal the USPTO's March 2020 ruling. The district court litigation will proceed in parallel with any appeals of the IPR rulings on the nine Teva patents.
Product Liability Litigation
Cymbalta Product Liability Litigation
We were named as a defendant in a purported class-action lawsuit in the U.S. District Court for the Central District of California (now called Strafford et al. v. Eli Lilly and Company) involving Cymbalta. The plaintiffs, purporting to represent a class of persons who purchased and/or paid for Cymbalta, asserted claims under the consumer protection statutes of California, Massachusetts, Missouri, and New York, and sought declaratory, injunctive, and monetary relief for various alleged economic injuries arising from their purchases. After the district court denied the plaintiffs' motions for class certification, plaintiffs voluntarily dismissed their claims. The plaintiffs subsequently appealed to the U.S. Court of Appeals for the Ninth Circuit. In November 2017, the U.S. Court of Appeals for the Ninth Circuit dismissed the appeal for lack of jurisdiction. In July 2018, the U.S. District Court for the Central District of California denied the plaintiffs’ motion to reopen the case. In January 2020, the Ninth Circuit affirmed the district court's decision and subsequently denied plaintiffs’ petition for rehearing.

Other Matters
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the labor court judge ruled against Lilly Brasil, ordering it to undertake several actions of unspecified financial impact, including paying lifetime health coverage for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. We appealed this decision. In July 2018, the appeals court affirmed the labor court's ruling with the total financial impact of the ruling estimated to be approximately 500 million Brazilian real (approximately $95 million as of March 31, 2020). The appeals court restricted the broad health coverage awarded by the labor court to health problems that claimants could show arose from exposure to the alleged contamination. In August 2019, Lilly Brasil filed an appeal to the superior labor court. In September 2019, the appeals court stayed a number of elements of its prior decision, including the obligation to provide health coverage for contractors, their children, and children of employees who worked at the Cosmopolis facility, pending the determination of Lilly Brasil’s appeal to the superior labor court.
In June 2019, the Labor Attorney filed an application in the labor court for enforcement of the healthcare coverage granted by the appeals court in its July 2018 ruling and requested restrictions on Lilly Brasil’s assets in Brazil. In July 2019, the labor court issued a ruling requiring either a freeze of Lilly Brasil’s immovable property or, alternatively, a security deposit of 500 million Brazilian real (approximately $95 million as of March 31, 2020). Lilly Brasil filed a writ of mandamus challenging this ruling, but the court stayed its decision on this writ and instead directed the parties to attend conciliation hearings, a process which is ongoing. The labor court also stayed the Labor Attorney’s application to enforce the previous healthcare coverage ruling until after the appeals court ruled on the various motions pending before it. If the conciliation hearings are unsuccessful, once concluded, we intend to file a motion to strike the Labor Attorney’s application to enforce the previous healthcare coverage given the appeals court’s stay in September 2019 of a number of elements of its prior decision described above.
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
Pricing Litigation, Investigations, and Inquiries
Litigation
We, along with Sanofi and Novo Nordisk, are named as defendants in a consolidated purported class action lawsuit, In re. Insulin Pricing Litigation, in the U.S. District Court of New Jersey relating to insulin pricing seeking damages under various state consumer protection laws and the Federal Racketeer Influenced and Corrupt Organization Act (federal RICO Act). Separately, we, along with Sanofi and Novo Nordisk, are named as defendants in MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC et al., in the same court, seeking damages under various state consumer protection laws, common law fraud, unjust enrichment, and the federal RICO Act. In both In re. Insulin Pricing Litigation and the MSP Recovery Claims litigation, the court dismissed claims under the federal RICO Act and certain state laws. Also in the same court, we, along with Sanofi, Novo Nordisk, CVS, Express Scripts, and Optum, have been sued in a purported class action, FWK Holdings, LLC v. Novo Nordisk Inc., et al., for alleged violations of the federal RICO Act as well as the New Jersey RICO Act and anti-trust law. That same group of defendants, along with Medco Health and United Health Group, also have been sued in other purported class actions in the same court, Rochester Drug Co-Operative Inc. v. Eli Lilly & Co. et al. and Value Drug Co. v. Eli Lilly & Co. et al., for alleged violations of the federal RICO Act.
The Minnesota Attorney General’s Office has initiated litigation against us, Sanofi, and Novo Nordisk, State of Minnesota v. Sanofi-Aventis U.S. LLC et al., in the U.S. District Court of New Jersey, alleging unjust enrichment, violations of various Minnesota state consumer protection laws, and the federal RICO Act. Additionally, the Kentucky Attorney General’s Office filed a complaint against us, Sanofi, and Novo Nordisk, Commonwealth of Kentucky v. Novo Nordisk, Inc. et al., in Kentucky state court, alleging violations of the Kentucky consumer protection law, false advertising, and unjust enrichment. Harris County in Texas filed a complaint against us, Sanofi, Novo Nordisk, Express Scripts, CVS, Optum, and Aetna, County of Harris Texas v. Eli Lilly & Co., et al., in federal court in the Southern District of Texas, alleging violations of the federal RICO Act, federal and state anti-trust law, and the state deceptive trade practices-consumer protection act. Harris County also alleges common law claims such as, fraud, unjust enrichment, and civil conspiracy. This lawsuit relates to our insulin products as well as Trulicity.
We believe all of these claims are without merit and are defending against them vigorously.
Investigations, Subpoenas, and Inquiries
We have received a subpoena from the New York Attorney General’s Office and civil investigative demands from the Washington, New Mexico, and Colorado Attorney General Offices relating to the pricing and sale of our insulin products. The Offices of the Attorney General in Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada have requested information relating to the pricing and sale of our insulin products. We also received interrogatories from the California Attorney General's Office regarding our competition in the long-acting insulin market. We received two requests from the House of Representatives’ Committee on Energy and Commerce and a request from the Senate’s Committee on Health, Education, Labor, and Pensions, seeking certain information related to the pricing of insulin products, among other issues. We also received requests from the House of Representatives’ Committee on Oversight and Reform and the Senate’s Committee on Finance, which seek detailed commercial information and business records. We are cooperating with all of these aforementioned investigations, subpoenas, and inquiries.
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

Note 11: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended March 31, 2020 and 2019:

	Continuing Operations
(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Discontinued Operations	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(1,678.0)	$4.9	$(4,638.6)	$(211.9)	$—	$(6,523.6)
Other comprehensive income (loss) before reclassifications	(126.5)	1.0	30.9	(348.2)	—	(442.8)
Net amount reclassified from accumulated other comprehensive loss	—	(0.1)	77.4	3.2	—	80.5
Net other comprehensive income (loss)	(126.5)	0.9	108.3	(345.0)	—	(362.3)
Balance at March 31, 2020	$(1,804.5)	$5.8	$(4,530.3)	$(556.9)	$—	$(6,885.9)

	Continuing Operations
(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Discontinued Operations	Accumulated Other Comprehensive Loss
Balance at January 1, 2019 (1)	$(1,569.7)	$(22.1)	$(3,852.7)	$(238.9)	$(56.8)	$(5,740.2)
Other comprehensive income (loss) before reclassifications	(31.7)	16.8	(5.7)	(32.9)	(27.2)	(80.7)
Net amount reclassified from accumulated other comprehensive loss	—	1.7	44.7	3.0	84.0	133.4
Net other comprehensive income (loss)	(31.7)	18.5	39.0	(29.9)	56.8	52.7
Balance at March 31, 2019	$(1,601.4)	$(3.6)	$(3,813.7)	$(268.8)	$—	$(5,687.5)
(1) Accumulated other comprehensive loss as of January 1, 2019 consists of $5.73 billion of accumulated other comprehensive loss attributable to controlling interest and $11.0 million of accumulated other comprehensive loss attributable to noncontrolling interest.
The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
Tax benefit (expense)	2020	2019
Foreign currency translation gains/losses	$(38.5)	$(19.3)
Unrealized net gains/losses on securities	(0.3)	(4.8)
Defined benefit pension and retiree health benefit plans	(25.7)	(11.4)
Effective portion of cash flow hedges	91.7	8.0
Benefit/(provision) for income taxes allocated to other comprehensive income (loss) items	$27.2	$(27.5)

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

Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Operations

	2020	2019
Amortization of retirement benefit items:
Prior service benefits, net	$(13.8)	$(14.2)	Other–net, (income) expense
Actuarial losses, net	111.8	70.1	Other–net, (income) expense
Total before tax	98.0	55.9
Tax benefit	(20.6)	(11.2)	Income taxes
Net of tax	77.4	44.7

Other, net of tax	3.1	4.7	Other–net, (income) expense
Reclassifications from continuing operations (net of tax)	80.5	49.4
Reclassifications from discontinued operations (net of tax)	—	84.0	Net income from discontinued operations
Total reclassifications for the period (net of tax)	$80.5	$133.4

Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended March 31,
	2020	2019
Interest expense	$92.5	$86.5
Interest income	(14.3)	(30.6)
Retirement benefit plans	(44.6)	(55.9)
Other income	(122.7)	(86.0)
Other–net, (income) expense	$(89.1)	$(86.0)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Results of Operations
(Tables present dollars in millions, except per-share data)
General
Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated company. This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying footnotes in Item 1 of Part I of this Quarterly Report on Form 10-Q. Certain statements in this Item 2 of Part I of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
Executive Overview
This section provides an overview of our financial results, recent product and late-stage pipeline developments, and other matters affecting our company and the pharmaceutical industry. Earnings per share (EPS) data are presented on a diluted basis.
COVID-19
In response to the COVID-19 pandemic, we have been focused on the following: maintaining a reliable supply of our medicines; reducing the strain on the medical system by pausing new clinical trial starts and enrollment in new trials; developing potential treatments for the virus; keeping our employees safe; supporting our communities; and affordability of and access to our medicines, particularly insulin. Given the essential nature of our products, our consolidated operating results during the three months ended March 31, 2020 benefited from the COVID-19 pandemic due to increased revenue as a result of increased customer buying patterns and patient prescription trends for many of our products. Despite that near-term benefit, the COVID-19 pandemic could have a negative impact on our business in the future depending upon the duration and depth of the effects of the pandemic crisis. These potential negative impacts are due to destocking, as supply chains normalize from the recent demand surge and decreases in new prescriptions as a result of fewer patient visits to physician’s offices to begin or change treatment, particularly for our immunology and neuroscience products; potential changes in payer segment mix and the use of patient affordability programs in the United States (U.S.) due to rising unemployment; and potential additional pricing pressures resulting from the fiscal strain on government-funded healthcare systems around the world. Additionally, we may experience decreased demand as a result of temporarily halting in-person interactions by our employees with healthcare providers.
We remain committed to discovering and developing new treatments for the patients we serve. With the exception of mirikizumab for Crohn's disease and ulcerative colitis, which we expect will be delayed due to a suspension in clinical trial enrollment, the trials for products in our late-stage pipeline are continuing. However, delays in the timing of our clinical trials, or in regulatory reviews, could adversely affect our ability to commercialize some assets in our product pipeline if the current pandemic crisis continues for a protracted period.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. We have taken steps to protect our employees world-wide, with particular measures in place for those working in our manufacturing sites and distribution facilities. For the three months ended March 31, 2020, we were able to largely maintain our normal operations. However, uncertainty resulting from the COVID-19 pandemic could have an adverse impact on our manufacturing operations, supply chain and distribution systems, which could impact our ability to produce and distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, and could increase our expenses.
Because the pandemic has not materially impacted our operations or demand for our products, it has also not negatively impacted our liquidity position. We expect to continue to generate cash flows to meet our short-term liquidity needs and to have access to liquidity via the short-term and long-term debt markets. We have also not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

The degree to which the COVID-19 pandemic impacts our future business operations, financial results and liquidity will depend on future developments, is highly uncertain, and cannot be predicted due to, among other things, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. Should the COVID-19 pandemic and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity, and cash flows could be materially impacted by lower revenues and profitability and a lower likelihood of effectively and efficiently developing and launching new medicines. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on risk factors that could impact our results.
Elanco Animal Health (Elanco) Disposition
On March 11, 2019, we completed the disposition of our remaining 80.2 percent ownership of Elanco common stock through a tax-free exchange offer. As a result, we recognized a gain on the disposition of approximately $3.7 billion in the first quarter of 2019 and now operate as a single segment. See Note 5 to the consolidated condensed financial statements for further discussion.
Financial Results
The following table summarizes our key operating results:

	Three Months Ended March 31,
	2020	2019	Percent Change
Revenue	$5,859.8	$5,092.2	15
Gross margin	4,644.7	3,953.5	17
Gross margin as a percent of revenue	79.3%	77.6%
Operating expenses	$2,941.7	$2,747.6	7
Acquired in-process research and development (IPR&D)	52.3	136.9	(62)
Asset impairment, restructuring, and other special charges	59.9	423.9	(86)
Net income from continuing operations	1,456.5	561.1	NM
Net income	1,456.5	4,241.6	(66)
EPS from continuing operations	1.60	0.57	NM
EPS	1.60	4.31	(63)
NM - not meaningful
Revenue increased for the three months ended March 31, 2020 driven by increased volume, partially offset by lower realized prices. We estimate that worldwide volume growth in the first quarter of 2020 for many of our products was favorably impacted by increased customer buying patterns and patient prescription trends resulting from the COVID-19 pandemic that increased revenue by approximately $250 million. Operating expenses increased for the three months ended March 31, 2020, reflecting higher development expenses for late-stage assets. The decrease in net income and EPS for the three months ended March 31, 2020 was primarily driven by approximately $3.7 billion gain recognized on the disposition of Elanco in the first quarter of 2019. EPS in the first quarter of 2020 benefited from lower weighted-average shares outstanding as a result of the Elanco exchange offer.
The following highlighted items also affect comparisons of our financial results for the three months ended March 31, 2020 and 2019:
2020
Acquired IPR&D (Note 3 to the consolidated condensed financial statements)

•	We recognized acquired IPR&D charges of $52.3 million related to the collaboration with Sitryx Therapeutics Limited (Sitryx).
Asset Impairment, Restructuring, and Other Special Charges (Note 6 to the consolidated condensed financial statements)

•	We recognized charges of $59.9 million primarily related to acquisition and integration costs as part of the closing of the acquisition of Dermira, Inc. (Dermira).

2019
Acquired IPR&D (Note 3 to the consolidated condensed financial statements)

•	We recognized acquired IPR&D charges of $136.9 million related to collaborations with AC Immune SA (AC Immune) and ImmuNext, Inc. (ImmuNext).
Asset Impairment, Restructuring, and Other Special Charges (Note 6 to the consolidated condensed financial statements)

•	We recognized charges of $423.9 million primarily associated with the accelerated vesting of Loxo Oncology, Inc. (Loxo) employee equity awards as a result of the closing of the acquisition of Loxo.
Net Income from Discontinued Operations (Note 5 to the consolidated condensed financial statements)

•	We recognized a gain related to the disposition of Elanco of approximately $3.7 billion.
Late-Stage Pipeline
Our long-term success depends to a great extent on our ability to continue to discover and develop innovative pharmaceutical products and acquire or collaborate on molecules currently in development by other biotechnology or pharmaceutical companies. We have approximately 40 potential new drugs in human testing or under regulatory review and a larger number of projects in preclinical research.
The following new molecular entities (NMEs) have been approved by regulatory authorities in at least one of the major geographies for use in the conditions described. The first quarter in which the NMEs initially were approved in any major geography for any indication is shown in parentheses:
Galcanezumab* (Emgality®) (Q3 2018)—a once-monthly subcutaneously injected calcitonin gene-related peptide (CGRP) antibody for the treatment of migraine prevention and the treatment of episodic cluster headache. Refer to Note 10 to the consolidated condensed financial statements for discussion of the legal proceedings involving Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc.
Lasmiditan (Reyvow®) (Q4 2019)—an oral 5-HT1F agonist for the acute treatment of migraine.
Nasal glucagon* (Baqsimi®) (Q3 2019)—a glucagon nasal powder formulation for the treatment of severe hypoglycemia in patients with diabetes ages four years and above.
Ultra-rapid Lispro* (Lyumjev™) (Q1 2020)—an ultra-rapid insulin for the treatment of type 1 and type 2 diabetes.
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
Lebrikizumab* (acquired in Q1 2020)—a monoclonal antibody designed for the treatment of moderate-to-severe atopic dermatitis (in collaboration with Almirall, S.A. in Europe).
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
The following table reflects the status of the recently approved products, NMEs, and diagnostic agent set forth above, as well as certain other developments to our late-stage pipeline since January 1, 2020:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Baqsimi	Severe hypoglycemia	Launched	Approved		Approved in Japan in the first quarter of 2020.
Tirzepatide	Type 2 diabetes	Phase III			Phase III trials are ongoing.
	Obesity	Phase III			Phase III trials are ongoing.
Lyumjev	Type 1 and 2 diabetes	Submitted	Approved		Approved in Europe and Japan in the first quarter of 2020.
Immunology
Lebrikizumab	Atopic dermatitis	Phase III			Acquired in the Dermira acquisition in February 2020. Granted Fast Track Designation(1) by the U.S. Food and Drug Administration (FDA). Phase III trials are ongoing.
Mirikizumab	Crohn's Disease	Phase III			Phase III trials are ongoing.
	Psoriasis	Phase III			In April 2020, announced a Phase III trial met the co-primary and key secondary endpoints. Another Phase III trial is ongoing.
	Ulcerative colitis	Phase III			Phase III trials are ongoing.

Compound	Indication	U.S.	Europe	Japan	Developments
Neuroscience
Emgality	Cluster headache	Launched	Submitted	Not pursuing Phase III trial	Received negative opinion from the Committee for Medicinal Products for Human Use in Europe during the first quarter of 2020.
	Migraine prevention	Launched		Submitted	Submitted to Japanese regulatory authorities in the first quarter of 2020.
Flortaucipir	Alzheimer's disease diagnostic	Submitted	Not pursuing Phase III trials		Currently under regulatory review in the U.S.
Reyvow	Acute treatment of migraine	Launched	Phase III		Received Schedule V classification from the Drug Enforcement Agency and launched in the U.S. in January 2020.
Solanezumab	Preclinical Alzheimer's disease	Phase III
Announced in February 2020 that a Phase III trial for people with dominantly inherited Alzheimer's disease (DIAD) did not meet the primary endpoint. We do not plan to pursue submission for DIAD. Phase III trial is ongoing for Anti-Amyloid Treatment in Asymptomatic Alzheimer's.

Tanezumab	Osteoarthritis pain	Submitted		Phase III	In partnership with Pfizer, we submitted to the FDA in the fourth quarter of 2019 and submitted in Europe in March 2020. We intend to pursue submission in Japan in 2020.
	Cancer pain	Phase III			Phase III trial is ongoing.
Oncology
Selpercatinib (LOXO-292)	Thyroid Cancer	Submitted		Phase III	Granted Breakthrough Therapy Designation(2). Granted Priority Review(3) from the FDA in the first quarter of 2020. Phase III trials are ongoing.
	Lung Cancer	Submitted		Phase III
(1) The Fast Track Designation is designed to expedite the development and review of new therapies to treat serious conditions and address unmet medical needs.
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

The Alimta® vitamin regimen patents, which we expect to provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. In the U.S., we and Eagle Pharmaceuticals, Inc. (Eagle) reached an agreement in December 2019 to settle all pending litigation, allowing Eagle a limited initial entry into the market with its product starting February 2022 (up to an approximate three-week supply) and subsequent unlimited entry starting April 2022. An unfavorable outcome to patent challenges in the U.S. could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. Our compound patent for Alimta expired in the U.S. in January 2017, and expired in major European countries and Japan in December 2015. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets (including Germany, France, and the Netherlands) and that additional generic competitors may choose to launch at risk. Although we will continue to seek to remove any such products, generic product entry is resulting in some loss in revenue in these jurisdictions. We expect that further entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in future revenue for the product. See Note 10 to the consolidated condensed financial statements for a more detailed account of the legal proceedings currently pending in the U.S., Europe, and Japan regarding our Alimta patents.
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
Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
U.S.
In the U.S., public concern over access to and affordability of pharmaceuticals continues to drive the regulatory and legislative debate. These policy and political issues increase the risk that taxes, fees, rebates, or other cost control measures may be enacted to manage federal and state budgets. Key health policy initiatives affecting biopharmaceuticals include:

•	the Coronavirus Aid, Relief and Economic Security (CARES) Act and potential subsequent stimulus bills that focus on ensuring availability and access to lifesaving drugs during a public health crisis,

•	foreign reference pricing in Medicare and private insurance,

•	modifications to Medicare Parts B and D,

•	provisions that would allow the Department of Health and Human Services to negotiate prices for biologics and drugs in Medicare,

•	a reduction in biologic data exclusivity,

•	proposals related to Medicaid prescription drug coverage and manufacturer drug rebates,

•	proposals that would require biopharmaceutical manufacturers to disclose proprietary drug pricing information; and

•	state-level proposals related to prescription drug prices and reducing the cost of pharmaceuticals purchased by government health care programs.

California and several other states have enacted legislation related to prescription drug pricing transparency and it is unclear the effect this legislation will have on our business. Several states passed importation legislation, including Colorado, Florida, Maine, and Vermont. Specifically, the state of Florida is working with the Administration to implement an importation program from Canada as early as 2020. We are currently reviewing this state legislation, as well as corresponding proposed federal rulemaking and guidance recently published by the Department of Health and Human Services and the FDA, the impact of which is uncertain at this time. Minnesota recently passed legislation requiring the establishment of two insulin patient assistance programs. We are currently reviewing the Minnesota legislation, the impact of which is uncertain at this time.
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
International
International operations also are generally subject to extensive price and market regulations. Cost-containment measures exist in a number of countries, including additional price controls and mechanisms to limit reimbursement for our products. Such policies are expected to increase in impact and reach, given the pressures on national and regional health care budgets that come from a growing, aging population and ongoing economic challenges. As additional reforms are finalized, we will assess their impact on future revenues. In addition, governments in many emerging markets are becoming increasingly active in expanding health care system offerings. Given the budget challenges of increasing health care coverage for citizens, policies may be proposed that promote generics and biosimilars only and reduce current and future access to branded human pharmaceutical products.
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
In 2019, we acquired all shares of Loxo for a purchase price of $6.92 billion, net of cash acquired. Under the terms of the agreement, we acquired a pipeline of investigational medicines, including selpercatinib (LOXO-292), an oral RET inhibitor that has been granted Breakthrough Therapy designation by the FDA, and LOXO-305, an oral BTK inhibitor. Selpercatinib (LOXO-292) was also granted Priority Review from the FDA in the first quarter of 2020.
In February 2020, we acquired all shares of Dermira for a purchase price of $849.3 million, net of cash acquired. Under terms of the agreement, we acquired lebrikizumab, a novel, investigational, monoclonal antibody being evaluated for the treatment of moderate-to-severe atopic dermatitis. Lebrikizumab was granted Fast Track designation from the FDA. We also acquired Qbrexza® cloth, a medicated cloth for the topical treatment of primary axillary hyperhidrosis (uncontrolled excessive underarm sweating).
See Note 3 to the consolidated condensed financial statements for further discussion regarding our recent acquisitions.
Legal Matters
Information regarding contingencies relating to certain legal proceedings can be found in Item 1, "Legal Proceedings," of Part II of this Quarterly Report on Form 10-Q and is incorporated here by reference.

Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended March 31,
	2020	2019	Percent Change
U.S. (1)	$3,328.8	$2,890.8	15
Outside U.S.	2,531.0	2,201.4	15
Revenue	$5,859.8	$5,092.2	15
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended March 31,
	2020 vs. 2019
	U.S.	Outside U.S.	Consolidated
Volume	19%	25%	22%
Price	(4)	(8)	(6)
Foreign exchange rates	—	(2)	(1)
Percent change	15%	15%	15%
Numbers may not add due to rounding.
We estimate that revenue for the three months ended March 31, 2020 for many of our products was favorably impacted by increased customer buying patterns and patient prescription trends resulting from the COVID-19 pandemic that increased revenue by approximately $250 million worldwide, including approximately $200 million in the U.S. and approximately $50 million outside the U.S. We believe that the increase in U.S. revenue from the COVID-19 pandemic primarily impacted our portfolio of diabetes medicines, with estimated increases of approximately $70 million to $80 million for insulin products and approximately $30 million to $40 million for Trulicity®. We also estimate that U.S. revenue for Taltz® was favorably impacted by approximately $20 million to $25 million.
In the U.S. for the three months ended March 31, 2020, the volume increase was primarily driven by Trulicity, Humalog, Taltz, Alimta, Verzenio®, Humulin®, Emgality, Basaglar®, Jardiance®, and Baqsimi, partially offset by decreased volume for Cialis due to loss of patent exclusivity. The increase in revenue due to volume was partially offset by lower realized prices.
Outside the U.S. for the three months ended March 31, 2020, the volume increase was primarily driven by Tyvyt®, Trulicity, Alimta, Olumiant®, Taltz, Cymbalta®, Jardiance, Verzenio, Cyramza®, and Basaglar, partially offset by decreased volume for Strattera® due to loss of patent exclusivity. The increase in revenue due to volume was partially offset by lower realized prices and the unfavorable impact of foreign exchange rates.

The following table summarizes our revenue activity by product:

	Three Months Ended March 31,
	2020			2019
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$929.5	$299.9	$1,229.4	$879.7	40
Humalog (2)	398.6	297.2	695.8	730.8	(5)
Alimta	324.2	235.8	560.1	499.2	12
Taltz	327.5	116.0	443.5	252.5	76
Humulin	214.1	101.5	315.7	297.7	6
Basaglar	230.4	73.3	303.7	251.4	21
Forteo	122.5	149.8	272.4	312.9	(13)
Jardiance (3)	144.6	122.9	267.5	203.6	31
Cyramza	89.1	149.9	239.0	198.3	21
Cymbalta	11.6	198.8	210.4	164.1	28
Cialis	26.1	167.0	193.0	308.2	(37)
Verzenio	129.4	58.6	188.0	109.4	72
Olumiant	11.3	128.4	139.7	82.1	70
Erbitux®	117.8	13.0	130.8	118.4	10
Zyprexa®	11.2	87.2	98.4	107.2	(8)
Trajenta® (4)	28.7	64.5	93.2	131.9	(29)
Emgality	67.3	6.7	74.0	14.2	NM
Other products	144.9	260.5	405.3	430.5	(6)
Revenue	$3,328.8	$2,531.0	$5,859.8	$5,092.2	15
Numbers may not add due to rounding.
NM - not meaningful
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(4) Trajenta revenue includes Jentadueto®.
Revenue of Trulicity, a treatment for type 2 diabetes and to reduce the risk of major adverse cardiovascular events in adult patients with type 2 diabetes and established cardiovascular disease, increased 40 percent in the U.S. during the three months ended March 31, 2020, driven by increased volume, partially offset by lower realized prices. Trulicity's lower realized prices in the U.S. were primarily due to higher contracted rebates and changes in segment mix, partially offset by higher list prices. Revenue outside the U.S. increased 40 percent during the three months ended March 31, 2020, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates and lower realized prices.
Revenue of Humalog, an injectable human insulin analog for the treatment of diabetes, decreased 11 percent in the U.S. during the three months ended March 31, 2020, driven primarily by lower realized prices due to changes in estimates for rebates and discounts and changes in segment mix, partially offset by increased volume. Revenue outside the U.S. increased 5 percent during the three months ended March 31, 2020, primarily driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates. Included in the revenue of Humalog in the U.S. are our own insulin lispro authorized generics, which began launching in the second quarter of 2019 in order to lower out-of-pocket costs for patients. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect and have not experienced a rapid severe decline in revenue. Due to the impact of competition and due to pricing pressure in the U.S. and some international markets, we expect some price decline and loss of market share to continue over time.

Revenue of Alimta, a treatment for various cancers, increased 15 percent in the U.S. during the three months ended March 31, 2020, primarily driven by increased volume and, to a lesser extent, higher realized prices. Revenue outside the U.S. increased 8 percent in the three months ended March 31, 2020, primarily driven by increased volume, partially offset by lower realized prices and, to a lesser extent, the unfavorable impact of foreign exchange rates. We have faced and remain exposed to generic entry in multiple countries, which has eroded revenue and is likely to continue to erode revenue in those countries from current levels.
Revenue of Taltz, a treatment for moderate-to-severe plaque psoriasis, active psoriatic arthritis, and ankylosing spondylitis, increased 81 percent in the U.S. during the three months ended March 31, 2020, driven by increased volume and, to a lesser extent, higher realized prices primarily due to changes in estimates for rebates and discounts. Revenue outside the U.S. increased 62 percent during the three months ended March 31, 2020, primarily driven by increased volume, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, increased 6 percent in the U.S. during the three months ended March 31, 2020, driven by increased volume, partially offset by lower realized prices due to changes in segment mix. Revenue outside the U.S. increased 5 percent during the three months ended March 31, 2020, due to increased volume and, to a lesser extent, higher realized prices, partially offset by the unfavorable impact of foreign exchange rates.
Revenue of Basaglar, a long-acting human insulin analog for the treatment of diabetes, increased 16 percent in the U.S. during three months ended March 31, 2020, primarily driven by increased volume. Revenue outside the U.S. increased 38 percent during the three months ended March 31, 2020, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Basaglar.
Revenue of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, decreased 3 percent in the U.S. during the three months ended March 31, 2020, driven by lower realized prices primarily due to the unfavorable impact of higher contracted rates. Revenue outside the U.S. decreased 20 percent during the three months ended March 31, 2020 primarily driven by decreased volume and, to a lesser extent, lower realized prices. We expect further volume decline as a result of competitive dynamics in the U.S. and the entry of generic and biosimilar competition following the loss of patent exclusivity in the third quarter of 2019 in the U.S., Japan, and major European markets. See "Executive Overview - Other Matters - Patent Matters" for more information.
Revenue of Jardiance, a treatment for type 2 diabetes and to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease, increased 15 percent in the U.S. during the three months ended March 31, 2020, driven by increased volume. Revenue outside the U.S. increased 57 percent during the three months ended March 31, 2020, driven by increased volume. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Revenue of Cyramza, a treatment for various cancers, increased 19 percent in the U.S. during the three months ended March 31, 2020, primarily driven by increased volume. Revenue outside the U.S. increased 22 percent during the three months ended March 31, 2020, primarily driven by increased volume.
Revenue of Cymbalta, a product for the treatment of major depressive disorder, diabetic peripheral neuropathic pain, generalized anxiety disorder, fibromyalgia and chronic musculoskeletal pain due to chronic low back pain or chronic pain due to osteoarthritis, was $11.6 million and $10.3 million in the U.S. during the three months ended March 31, 2020 and 2019, respectively. Revenue outside the U.S. increased 29 percent during the three months ended March 31, 2020, driven by increased volume, partially offset by lower realized prices. The increase in volume outside the U.S. was primarily driven by the sale of our rights for Xeristar® in Spain.

Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue increased 1.7 percentage points to 79.3 percent for the three months ended March 31, 2020, primarily due to the charges recognized in first quarter of 2019 resulting from the withdrawal of Lartruvo®, favorable product mix, and greater manufacturing efficiencies, partially offset by lower realized prices on revenue.
Research and development expenses increased 13 percent to $1.39 billion for the three months ended March 31, 2020, driven by higher development expenses for late-stage assets.
Marketing, selling, and administrative expenses increased 2 percent to $1.55 billion for the three months ended March 31, 2020.
We recognized $52.3 million of acquired IPR&D charges for the three months ended March 31, 2020, related to the collaboration with Sitryx. We recognized $136.9 million of acquired IPR&D charges for the three months ended March 31, 2019 related to the collaborations with AC Immune and ImmuNext. See Note 3 to the consolidated condensed financial statements for additional information.
We recognized asset impairment, restructuring, and other special charges of $59.9 million for the three months ended March 31, 2020, primarily related to acquisition and integration costs as part of the closing of the acquisition of Dermira. We recognized asset impairment, restructuring, and other special charges of $423.9 million during the three months ended March 31, 2019, which included $400.7 million related to the acquisition of Loxo, substantially all of which was associated with the accelerated vesting of Loxo employee equity awards.
Other–net, (income) expense was income of $89.1 million for the three months ended March 31, 2020, compared with income of $86.0 million for the three months ended March 31, 2019. The increase in other income was primarily driven by higher net gains on investment securities, partially offset by lower interest income. The higher net gains on investments were due primarily to increased market valuations of two companies in our investment portfolio that are currently developing potential vaccines against COVID-19.
The effective tax rate for the three months ended March 31, 2020 was 13.3 percent, compared with 23.3 percent for the three months ended March 31, 2019. The higher effective tax rate for the three months ended March 31, 2019 was primarily due to the non-deductibility of the accelerated vesting of Loxo employee equity awards as part of the closing of the acquisition of Loxo, as well as tax expenses associated with the withdrawal of Lartruvo.

Financial Condition
Cash and cash equivalents decreased to $1.70 billion as of March 31, 2020, compared with $2.34 billion as of December 31, 2019. Net cash provided by operating activities for the three months ended March 31, 2020 was negatively impacted compared to the three months ended March 31, 2019 primarily due to the timing of cash collections from customer purchasing patterns. Net cash provided by operating activities for the three months ended March 31, 2019 included approximately $360 million of cash paid to settle the accelerated vesting of Loxo employee equity awards (see Note 6 to the consolidated financial statements). Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the three months ended March 31, 2020 and 2019.
In addition to our cash and cash equivalents, we held total investments of $2.23 billion and $2.06 billion as of March 31, 2020 and December 31, 2019, respectively. See Note 7 to the consolidated condensed financial statements for additional information.
In February 2019, we completed our acquisition of Dermira for a purchase price of approximately $849.3 million, net of cash acquired, which was funded through cash and the issuance of commercial paper. See Note 3 to the consolidated condensed financial statements for additional information.
Total debt increased to $17.23 billion as of March 31, 2020, compared with $15.32 billion as of December 31, 2019. The increase primarily related to the Dermira acquisition. See Note 7 to the consolidated condensed financial statements for additional information.
In April 2020, we agreed to issue $1.00 billion of 2.25 percent fixed-rate notes due in May 2050, with interest to be paid semi-annually. We intend to use the net proceeds from the sale of these notes for general corporate purposes, which may include the repayment of outstanding commercial paper. The offering of notes is expected to close in May 2020.
As of March 31, 2020, we had a total of $5.21 billion of committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the three months ended March 31, 2020, we repurchased $500.0 million of shares under our $8.00 billion share repurchase program authorized in June 2018. As of March 31, 2020, we had $1.00 billion remaining under this program.
We believe that cash generated from operations, along with available cash and cash equivalents, will be sufficient to fund our normal operating needs, including installment payments of the one-time repatriation transition tax under the U.S. Tax Cuts and Jobs Act of 2017 (also known as the Toll Tax), dividends paid to shareholders, share repurchases under our share repurchase program, and capital expenditures.
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

Financial Expectations
We have updated certain elements of our 2020 financial guidance to reflect both management's expectations for operational performance and the uncertainty surrounding the extent and duration of the impact of the COVID-19 pandemic. Key management assumptions supporting the updated guidance include:

•	The increased customer buying patterns and patient prescription trends associated with COVID-19 that were experienced in the first quarter of 2020 will be largely reversed over the course of 2020;

•	The reduction in new-to-brand prescription trends will peak in the second quarter of 2020 in the U.S. and much of Europe;

•	Healthcare activity, including non-COVID-19 related patient visits with their physicians, will align more closely with historical levels in the second half of 2020;

•	Increased utilization of patient affordability programs and changes in segment mix due to increased U.S. unemployment will negatively impact U.S. pricing;

•	Clinical trial enrollment in existing studies, as well as initiation of new clinical trials, will resume in the second half of 2020; and

•	Investment in COVID-19 related research, testing and support will continue throughout 2020.
Based on the key assumptions outlined above, full-year 2020 EPS is now anticipated to be in the range of $6.20 to $6.40. We still expect 2020 revenue of between $23.7 billion and $24.2 billion. Revenue growth is still expected to be driven by volume from Trulicity, Taltz, Basaglar, Jardiance, Verzenio, Cyramza, Olumiant, Emgality, Baqsimi, and Tyvyt, as well as the addition of Qbrexza revenue and the potential launch of other new medicines. Revenue growth is expected to be partially offset by lower revenue for products that have lost patent exclusivity. Revenue growth is also expected to be partially offset by a low-single digit net price decline in the U.S. driven primarily by rebates and legislated increases to Medicare Part D cost sharing, patient affordability programs, and net price declines in China, Japan and Europe.
Gross margin as a percent of revenue is still expected to be approximately 79.0 percent. Research and development expenses are still expected to be in the range of $5.6 billion to $5.9 billion. Marketing, selling, and administrative expenses are still expected to be in the range of $6.2 billion to $6.4 billion. Other—net, (income) expense is now expected to be between $0 and expense of $150 million.
The 2020 effective tax rate is still expected to be approximately 15 percent.
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

Our management, with the participation of David A. Ricks, chairman, president, and chief executive officer, and Joshua L. Smiley, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of March 31, 2020, and concluded that they were effective.

(b)
Changes in Internal Controls. During the first quarter of 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
See Note 10 to the consolidated condensed financial statements for information on various legal proceedings, including but not limited to:
•The patent litigation and administrative proceedings involving Alimta, Jardiance, Taltz, and Emgality;
•The product liability litigation involving Cymbalta;
•The litigation related to the Cosmopolis facility in Brazil; and
•Pricing litigation, investigations, and inquiries.
That information is incorporated into this Item by reference.
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2019 (Part I, Item 3).
Other Product Liability Litigation
We are named as a defendant in approximately 350 Cialis product liability lawsuits in the U.S. These cases, many of which were originally filed in various federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have filed cases and an unspecified number of future cases coordinated into a federal multidistrict litigation (MDL) in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra®. The JPML ordered the transfer of the existing cases to the now-renamed MDL In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation. In April 2020, the MDL court granted summary judgment to the defendants on all of the claims brought against them by the plaintiffs.
Other Matters
We are also a defendant in other litigation and investigations, including product liability, patent, employment, and premises liability litigation, of a character we regard as normal to our business.
Item 1A. Risk Factors
Our material risk factors are disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. The following represents a change in our risk factors from those listed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
The novel coronavirus (COVID-19) pandemic and efforts to reduce its spread has impacted, and may in future periods negatively impact, our business and operations.
The COVID-19 pandemic has substantially burdened healthcare systems worldwide, delaying enrollment in and progression of many of our clinical trials. Required inspections and reviews by regulatory agencies may also be delayed due to the focus of resources on COVID-19 as well as travel and other restrictions. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize some assets in our product pipeline. Lack of normal access by patients to the healthcare system, along with concern about the continued supply of medications, has also resulted in changes in buying patterns throughout the supply chain, including by patients, which could increase or decrease demand for our products. Similarly, we have temporarily halted in-person interactions by our employees with healthcare providers, which may decrease demand for our products. COVID-19 could also have an adverse impact on our manufacturing operations, supply chain and distribution systems, which could impact our ability to produce and distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, and could increase our expenses. Therapeutics that we may develop to address COVID-19 will be subject to risks in addition to those normally associated with pharmaceutical research, development, and commercialization, such as higher risk of technical failure, lower and transient opportunities for revenue, higher manufacturing costs, product safety or efficacy risks related to an expedited research and development timeline, and novel liability theories. These risks may affect our ability to commercialize these therapeutics for COVID-19 or any other current or future indication. In addition, the conditions created by the pandemic may intensify other risks inherent in our business, including, among other things, risks related to drug pricing and access, intellectual property protection, product safety and efficacy concerns, product liability and other litigation, and the impact of adverse global and local economic conditions.

As a result, while the financial impact on us has not been material to date, given the rapid and evolving nature of the virus, COVID-19 could negatively affect our results of operations, financial condition, liquidity and cash flows in future periods, perhaps materially. The degree to which COVID-19 affects us will depend on developments that are highly uncertain and beyond our knowledge or control, including, but not limited to, the duration and severity of the pandemic, the actions taken to reduce its transmission, and the speed with which, and extent to which, more stable economic and operating conditions resume. Should the COVID-19 pandemic and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity, and cash flows could be materially impacted by lower revenues and profitability and a lower likelihood of effectively and efficiently developing and launching new medicines.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2020	3,026	$137.87	3,026	$1,082.9
February 2020	—	—	—	1,082.9
March 2020	601	137.87	601	1,000.0
Total	3,627	137.87	3,627
During the three months ended March 31, 2020, we repurchased $500.0 million of shares under the $8.00 billion share repurchase program authorized in June 2018.
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 3.1	Amended Articles of Incorporation

EXHIBIT 3.2	Bylaws, as amended

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files

EXHIBIT 104.	Cover Page Interactive Data File

Index to Exhibits
The following documents are filed as a part of this Report:

Exhibit
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 2013

EXHIBIT 3.2	Bylaws, as amended, are incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated on December 20, 2019

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files (embedded within the Inline XBRL document)

EXHIBIT 104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date:	May 1, 2020	/s/Bronwen L. Mantlo
Bronwen L. Mantlo
Corporate Secretary
Date:	May 1, 2020	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance and Chief Accounting Officer