Form 10-Q
period 2020-06-30
ELI LILLY & Co
filed 2020-07-31
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of July 27, 2020:

Class	Number of Shares Outstanding
Common	956,470,372

Eli Lilly and Company
Form 10-Q
For the Quarter Ended June 30, 2020

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
In particular, information appearing under “Management's Discussion and Analysis of Results of Operations and Financial Condition” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we (Lilly or the Company) express an expectation or belief as to future results or events, it is based on management's current plans and expectations, expressed in good faith and believed to have a reasonable basis. However, we can give no assurance that any such expectation or belief will result or will be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•uncertainties in the pharmaceutical research and development process, including with respect to the timing of anticipated regulatory approvals and launches of new products;
•market uptake of recently launched products;
•competitive developments affecting current products and our pipeline;
•the expiration of intellectual property protection for certain of our products;
•our ability to protect and enforce patents and other intellectual property;
•the impact of actions of governmental and private payers affecting pricing of, reimbursement for, and access to pharmaceuticals;
•regulatory compliance problems or government investigations;
•regulatory actions regarding currently marketed products;
•unexpected safety or efficacy concerns associated with our products;
•issues with product supply stemming from manufacturing difficulties or disruptions;
•regulatory changes or other developments;
•changes in patent law or regulations related to data-package exclusivity;
•litigation, investigations, or other similar proceedings involving past, current, or future products or commercial activities as we are largely self-insured;
•unauthorized disclosure, misappropriation, or compromise of trade secrets or other confidential data stored in our information systems, networks, and facilities, or those of third parties with whom we share our data;
•changes in tax law, including the impact of United States tax reform legislation enacted in December 2017 and related guidance, or events that differ from our assumptions related to tax positions;
•changes in foreign currency exchange rates, interest rates, and inflation;
•asset impairments and restructuring charges;
•changes in accounting and reporting standards promulgated by the Financial Accounting Standards Board and the Securities and Exchange Commission (SEC);
•acquisitions and business development transactions and related integration costs;
•information technology system inadequacies or operating failures;
•the impact of the evolving COVID-19 pandemic and the global response thereto;
•reliance on third-party relationships and outsourcing arrangements; and
•the impact of global macroeconomic conditions.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the SEC, including in Part II, Item 1A of this Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019, particularly under the caption “Risk Factors”.
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue (Note 2)	$5,499.4	$5,636.7	$11,359.2	$10,728.9
Costs, expenses, and other:
Cost of sales	1,222.0	1,124.9	2,437.1	2,263.6
Research and development	1,390.2	1,402.2	2,782.3	2,632.7
Marketing, selling, and administrative	1,448.6	1,586.3	2,998.2	3,103.4
Acquired in-process research and development (Note 3)	241.8	25.0	294.1	161.9
Asset impairment, restructuring, and other special charges (Note 6)	—	—	59.9	423.9
Other–net, (income) expense (Note 12)	(446.9)	32.4	(536.0)	(53.6)
	3,855.7	4,170.8	8,035.6	8,531.9
Income before income taxes	1,643.7	1,465.9	3,323.6	2,197.0
Income taxes (Note 8)	231.7	138.7	455.1	308.7
Net income from continuing operations	1,412.0	1,327.2	2,868.5	1,888.3
Net income from discontinued operations (Note 5)	—	—	—	3,680.5
Net income	$1,412.0	$1,327.2	$2,868.5	$5,568.8

Earnings per share:
Earnings from continuing operations - basic	$1.56	$1.44	$3.16	$1.99
Earnings from discontinued operations - basic	—	—	—	3.87
Earnings per share - basic	$1.56	$1.44	$3.16	$5.86

Earnings from continuing operations - diluted	$1.55	$1.44	$3.15	$1.98
Earnings from discontinued operations - diluted	—	—	—	3.86
Earnings per share - diluted	$1.55	$1.44	$3.15	$5.84

Shares used in calculation of earnings per share:
Basic	907.2	920.8	907.7	950.4
Diluted	910.9	924.6	911.6	954.2
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$1,412.0	$1,327.2	$2,868.5	$5,568.8
Other comprehensive income (loss) from continuing operations, net of tax (Note 11)	203.0	87.0	(159.3)	82.9
Other comprehensive income from discontinued operations, net of tax (Note 11)	—	—	—	56.8
Other comprehensive income (loss), net of tax (Note 11)	203.0	87.0	(159.3)	139.7
Comprehensive income	$1,615.0	$1,414.2	$2,709.2	$5,708.5
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 7)	$2,365.1	$2,337.5
Short-term investments (Note 7)	22.8	101.0
Accounts receivable, net of allowances of $26.6 (2020) and $22.4 (2019)	4,828.9	4,547.3
Other receivables	946.7	994.2
Inventories	3,313.9	3,190.7
Prepaid expenses and other	3,104.5	2,538.9
Total current assets	14,581.9	13,709.6
Investments (Note 7)	2,406.4	1,962.4
Goodwill	3,723.2	3,679.4
Other intangibles, net	7,712.5	6,618.0
Deferred tax assets	2,481.8	2,572.6
Property and equipment, net of accumulated depreciation of $9,297.0 (2020) and $9,161.6 (2019)	7,981.1	7,872.9
Other noncurrent assets	3,080.1	2,871.2
Total assets	$41,967.0	$39,286.1
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$1,263.8	$1,499.3
Accounts payable	1,247.2	1,405.3
Employee compensation	673.6	915.5
Sales rebates and discounts	5,282.2	4,933.6
Dividends payable	—	671.5
Income taxes payable	1,460.8	160.6
Other current liabilities	2,060.9	2,189.4
Total current liabilities	11,988.5	11,775.2
Other Liabilities
Long-term debt	15,064.4	13,817.9
Accrued retirement benefits (Note 9)	3,398.6	3,698.2
Long-term income taxes payable	3,377.5	3,607.2
Deferred tax liabilities	2,039.2	2,187.5
Other noncurrent liabilities	1,826.8	1,501.0
Total other liabilities	25,706.5	24,811.8
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders’ Equity
Common stock	598.1	598.8
Additional paid-in capital	6,629.4	6,685.3
Retained earnings	6,617.2	4,920.4
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(6,682.9)	(6,523.6)
Cost of common stock in treasury	(55.7)	(60.8)
Total Eli Lilly and Company shareholders’ equity	4,092.9	2,606.9
Noncontrolling interests	179.1	92.2
Total equity	4,272.0	2,699.1
Total liabilities and equity	$41,967.0	$39,286.1
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at April 1, 2019	971,363	$607.1	$5,756.6	$4,879.4	$(3,013.2)	$(5,687.5)	541	$(62.1)	$84.7
Net income (loss)				1,327.2					(1.1)
Other comprehensive income, net of tax						87.0
Cash dividends declared per share: $1.29				(1,178.1)
Retirement of treasury shares	(5,430)	(3.4)		(696.6)			(5,430)	700.0
Purchase of treasury shares			700.0				5,430	(700.0)
Issuance of stock under employee stock plans, net	24	—	(1.6)
Stock-based compensation			79.5
Other				(13.8)					(6.8)
Balance at June 30, 2019	965,957	$603.7	$6,534.5	$4,318.1	$(3,013.2)	$(5,600.5)	541	$(62.1)	$76.8

Balance at April 1, 2020	956,929	$598.1	$6,556.1	$5,879.4	$(3,013.2)	$(6,885.9)	487	$(55.7)	$118.4
Net income				1,412.0					74.5
Other comprehensive income, net of tax						203.0
Cash dividends declared per share: $0.74				(674.0)
Issuance of stock under employee stock plans, net	24	—	(3.1)
Stock-based compensation			76.8
Other			(0.4)	(0.2)					(13.8)
Balance at June 30, 2020	956,953	$598.1	$6,629.4	$6,617.2	$(3,013.2)	$(6,682.9)	487	$(55.7)	$179.1
(1) As of June 30, 2020, there was $1.00 billion remaining under our $8.00 billion share repurchase program authorized in June 2018.
See notes to consolidated condensed financial statements.

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2019	1,057,639	$661.0	$6,583.6	$11,395.9	$(3,013.2)	$(5,729.2)	604	$(69.4)	$1,080.4
Net income				5,568.8					21.1
Other comprehensive income, net of tax						128.7			11.0
Cash dividends declared per share: $1.29				(1,178.1)
Retirement of treasury shares	(94,627)	(59.1)		(11,468.5)			(94,627)	11,527.5
Purchase of treasury shares							29,626	(3,500.0)
Issuance of stock under employee stock plans, net	2,945	1.8	(204.4)				(63)	7.3
Stock-based compensation			155.3
Acquisition of common stock in exchange offer							65,001	(8,027.5)
Deconsolidation of Elanco									(1,028.9)
Other									(6.8)
Balance at June 30, 2019	965,957	$603.7	$6,534.5	$4,318.1	$(3,013.2)	$(5,600.5)	541	$(62.1)	$76.8

Balance at January 1, 2020	958,056	$598.8	$6,685.3	$4,920.4	$(3,013.2)	$(6,523.6)	530	$(60.8)	$92.2
Net income				2,868.5					100.7
Other comprehensive loss, net of tax						(159.3)
Cash dividends declared per share: $0.74				(674.0)
Retirement of treasury shares	(3,627)	(2.3)		(497.7)			(3,627)	500.0
Purchase of treasury shares (1)							3,627	(500.0)
Issuance of stock under employee stock plans, net	2,524	1.6	(204.1)				(43)	5.1
Stock-based compensation			148.6
Other			(0.4)						(13.8)
Balance at June 30, 2020	956,953	$598.1	$6,629.4	$6,617.2	$(3,013.2)	$(6,682.9)	487	$(55.7)	$179.1
(1) As of June 30, 2020, there was $1.00 billion remaining under our $8.00 billion share repurchase program authorized in June 2018.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$2,868.5	$5,568.8
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Gain related to disposition of Elanco (Note 5)	—	(3,680.5)
Depreciation and amortization	598.0	603.9
Change in deferred income taxes	(93.5)	(11.3)
Stock-based compensation expense	148.6	155.3
Net investment gains	(765.0)	(127.5)
Acquired in-process research and development (Note 3)	294.1	161.9
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(481.6)	(1,516.4)
Other non-cash operating activities, net	308.7	208.6
Net Cash Provided by Operating Activities	2,877.8	1,362.8
Cash Flows from Investing Activities
Net purchases of property and equipment	(540.1)	(444.0)
Proceeds from sales and maturities of short-term investments	111.2	89.4
Purchases of short-term investments	—	(34.1)
Proceeds from sales of noncurrent investments	412.0	416.4
Purchases of noncurrent investments	(154.8)	(146.6)
Cash paid for acquisitions, net of cash acquired (Note 3)	(849.3)	(6,917.7)
Purchases of in-process research and development	(254.4)	(241.9)
Other investing activities, net	4.1	(339.2)
Net Cash Used for Investing Activities	(1,271.3)	(7,617.7)
Cash Flows from Financing Activities
Dividends paid	(1,345.5)	(1,235.2)
Net change in short-term borrowings	(235.4)	1,564.3
Proceeds from issuance of long-term debt	988.6	4,448.3
Repayments of long-term debt	(276.3)	(600.2)
Purchases of common stock	(500.0)	(3,500.0)
Other financing activities, net	(197.9)	(195.2)
Net Cash Provided by (Used for) Financing Activities	(1,566.5)	482.0
Effect of exchange rate changes on cash and cash equivalents	(12.4)	64.9

Net increase (decrease) in cash and cash equivalents	27.6	(5,708.0)
Cash and cash equivalents at January 1 (2019 includes $677.5 of discontinued operations)	2,337.5	7,998.2
Cash and Cash Equivalents at June 30	$2,365.1	$2,290.2
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Tables present dollars in millions, except per-share data)
Note 1: Basis of Presentation
We have prepared the accompanying unaudited consolidated condensed financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (GAAP). In our opinion, the consolidated condensed financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operations for the periods shown. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net product revenue	$5,077.7	$5,168.7	$10,481.2	$9,861.0
Collaboration and other revenue (1)	421.7	468.0	878.0	867.9
Revenue	$5,499.4	$5,636.7	$11,359.2	$10,728.9
(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $34.7 million and $70.0 million during the three and six months ended June 30, 2020, respectively, and $59.6 million and $95.1 million during the three and six months ended June 30, 2019, respectively.
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
Adjustments to Revenue
Adjustments to increase (decrease) revenue recognized as a result of changes in estimates for our most significant U.S. sales returns, rebates, and discounts liability balances for products shipped in previous periods were approximately (2 percent) and 1 percent of U.S. revenue during the three and six months ended June 30, 2020, respectively, and approximately 4 percent of U.S. revenue during each of the three and six months ended June 30, 2019.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	June 30, 2020	December 31, 2019
Contract liabilities	$299.8	$264.6

During the three and six months ended June 30, 2020 and 2019, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue by product for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
	United States (U.S.)(1)	Outside U.S.	Total	U.S.(1)	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity®	$952.5	$277.2	$1,229.8	$792.1	$236.4	$1,028.5
Humalog® (2)	281.7	273.3	555.1	396.1	281.5	677.6
Humulin®	214.3	99.3	313.6	220.1	102.6	322.6
Basaglar®	229.7	60.7	290.4	232.2	58.6	290.7
Jardiance (3)	145.1	116.9	262.0	142.6	89.3	231.9
Trajenta (4)	16.4	60.5	76.8	64.5	89.5	153.9
Other Diabetes	33.6	17.8	51.3	35.2	21.6	57.1
Total Diabetes	1,873.3	905.7	2,779.0	1,882.8	879.5	2,762.3

Oncology:
Alimta®	317.2	221.9	539.1	341.7	236.1	577.8
Cyramza®	94.1	162.7	256.7	89.8	152.0	241.8
Verzenio®	141.7	66.9	208.6	105.2	28.7	133.9
Erbitux®	115.8	13.7	129.5	136.9	22.4	159.3
Other Oncology	13.9	120.7	134.7	16.2	68.2	84.4
Total Oncology	682.7	585.9	1,268.6	689.8	507.4	1,197.2

Immunology:
Taltz®	289.2	106.0	395.2	268.1	85.7	353.8
Olumiant®	13.2	131.8	145.0	10.7	91.7	102.4
Other Immunology	8.1	—	8.1	—	—	—
Total Immunology	310.5	237.8	548.3	278.8	177.3	456.1

Neuroscience:
Cymbalta®	7.7	172.1	179.9	18.1	169.0	187.2
Zyprexa®	9.1	87.5	96.6	9.3	95.1	104.3
Emgality®	80.6	6.8	87.4	33.8	0.5	34.3
Other Neuroscience	6.6	52.1	58.6	43.2	83.7	126.9
Total Neuroscience	104.0	318.5	422.5	104.4	348.3	452.7

Other:
Forteo®	119.6	133.0	252.7	172.8	188.0	360.8
Cialis®	23.4	107.3	130.7	35.1	165.1	200.2
Other	31.4	66.4	97.6	88.8	118.6	207.4
Total Other	174.4	306.7	481.0	296.7	471.7	768.4
Revenue	$3,144.8	$2,354.6	$5,499.4	$3,252.5	$2,384.2	$5,636.7

Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(4) Trajenta revenue includes Jentadueto®.

The following table summarizes revenue by product for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
	U.S. (1)	Outside U.S.	Total	U.S. (1)	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity	$1,882.0	$577.1	$2,459.1	$1,457.7	$450.6	$1,908.3
Humalog (2)	680.3	570.5	1,250.8	844.8	563.7	1,408.4
Humulin	428.4	200.8	629.3	421.3	199.0	620.3
Basaglar	460.1	134.0	594.1	430.3	111.8	542.1
Jardiance (3)	289.7	239.8	529.5	267.8	167.7	435.5
Trajenta (4)	45.1	124.9	170.0	111.8	174.0	285.9
Other Diabetes	78.9	36.3	115.1	68.5	46.3	114.8
Total Diabetes	3,864.5	1,883.4	5,747.9	3,602.2	1,713.1	5,315.3

Oncology:
Alimta	641.5	457.7	1,099.2	623.5	453.5	1,076.9
Cyramza	183.2	312.5	495.7	164.9	275.2	440.0
Verzenio	271.1	125.6	396.7	198.7	44.6	243.3
Erbitux	233.7	26.7	260.3	250.3	27.5	277.7
Other Oncology	11.1	207.0	218.2	46.3	125.5	172.1
Total Oncology	1,340.6	1,129.5	2,470.1	1,283.7	926.3	2,210.0

Immunology:
Taltz	616.7	222.0	838.7	449.0	157.4	606.3
Olumiant	24.5	260.2	284.7	17.1	167.4	184.5
Other Immunology	10.7	—	10.7	—	—	—
Total Immunology	651.9	482.2	1,134.1	466.0	324.8	790.8

Neuroscience:
Cymbalta	19.3	370.9	390.3	28.4	322.9	351.3
Zyprexa	20.3	174.7	195.0	18.6	193.0	211.5
Emgality	147.9	13.6	161.5	46.0	2.6	48.5
Other Neuroscience	26.7	112.5	139.2	62.5	171.8	234.6
Total Neuroscience	214.2	671.7	886.0	155.5	690.3	845.9

Other:
Forteo	242.2	282.9	525.0	298.7	375.0	673.7
Cialis	49.5	274.3	323.8	178.4	330.0	508.4
Other	110.7	161.5	272.3	158.8	226.2	384.9
Total Other	402.4	718.7	1,121.1	635.9	931.2	1,567.0
Revenue	$6,473.6	$4,885.6	$11,359.2	$6,143.3	$4,585.6	$10,728.9
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(4) Trajenta revenue includes Jentadueto..
.

The following table summarizes revenue by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue—to unaffiliated customers (1):
U.S. (2)	$3,144.8	$3,252.5	$6,473.6	$6,143.3
Europe	873.0	928.2	1,934.1	1,828.5
Japan	666.7	653.2	1,259.0	1,196.9
China	239.8	230.9	507.1	442.1
Other foreign countries	575.2	571.9	1,185.5	1,118.1
Revenue	$5,499.4	$5,636.7	$11,359.2	$10,728.9
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.
(2) U.S. revenue includes revenue in Puerto Rico.

Note 3: Acquisitions
In February 2020 and 2019, we completed the acquisitions of Dermira, Inc. (Dermira) and Loxo Oncology, Inc. (Loxo), respectively. These transactions, as further discussed in this note below in Acquisitions of Businesses, were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated condensed financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated condensed financial statements from the date of acquisition.
We also acquired assets in development which are further discussed in this note below in Asset Acquisitions. Upon acquisition, the acquired in-process research and development (IPR&D) charges related to these compounds were immediately expensed because the compounds had no alternative future use. We incurred acquired IPR&D charges of $241.8 million and $294.1 million for the three and six months ended June 30, 2020, respectively, and $25.0 million and $161.9 million for the three and six months ended June 30, 2019, respectively.
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
Assets Acquired and Liabilities Assumed
Our access to Dermira information was limited prior to the acquisition. As a consequence, we are in the process of determining fair values and tax bases of a significant portion of the assets acquired and liabilities assumed, including the identification and valuation of intangible assets, long-term debt, and tax exposures. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date. The final determination may result in asset and liability fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized. Preliminary fair values related to this acquisition included goodwill of $43.7 million, other intangibles of $1.24 billion, deferred income tax liabilities of $51.2 million, and long-term debt of $375.5 million. After the acquisition, we repaid $276.2 million of long-term debt assumed as part of our acquisition of Dermira.

Loxo Acquisition
Overview of Transaction
In February 2019, we acquired all shares of Loxo for a purchase price of $6.92 billion, net of cash acquired. The accelerated vesting of Loxo employee equity awards was recognized as transaction expense included in asset impairment, restructuring, and other special charges during the six months ended June 30, 2019 (see Note 6).
Under the terms of the agreement, we acquired a pipeline of investigational medicines, including selpercatinib (LOXO-292), an oral RET inhibitor, and LOXO-305, an oral BTK inhibitor. In the second quarter of 2020, the FDA approved selpercatinib (Retevmo™) under its Accelerated Approval regulations and continued approval may be contingent upon verification and description of clinical benefit in confirmatory trials. At the time of approval, we reclassified our $4.60 billion intangible asset for selpercatinib (Retevmo) from indefinite-lived intangible assets to finite-lived intangible assets and began amortizing straight line over its estimated useful life.
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

Asset Acquisitions
The following table and narrative summarize our asset acquisitions during the six months ended June 30, 2020 and 2019:

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense
Sitryx Therapeutics Limited	Pre-clinical targets that could lead to potential new medicines for autoimmune diseases	March 2020	Pre-clinical	$52.3
AbCellera Biologics Inc.(2)	Neutralizing antibodies for the treatment and prevention of COVID-19	March 2020	Pre-clinical	25.0
Junshi Biosciences Co., Ltd.	Neutralizing antibodies for the treatment and prevention of COVID-19	May 2020	Pre-clinical	20.0
Undisclosed	Pre-clinical target that could lead to potential new medicine	May 2020	Pre-clinical	174.8
Evox Therapeutics Ltd.	Pre-clinical research collaboration for the potential treatment of neurological disorders	June 2020	Pre-clinical	22.0

AC Immune SA (3)	Tau aggregation inhibitor small molecules for the potential treatment of Alzheimer's disease and other neurodegenerative diseases	January 2019	Pre-clinical	$96.9
ImmuNext, Inc.	Novel immunometabolism target	March 2019	Pre-clinical	40.0
Avidity Biosciences, Inc.	Potential new medicines in immunology and other select indications	April 2019	Pre-clinical	25.0
(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.
(2) We recognized the acquired IPR&D expense of $25.0 million in May 2020 upon closing of the transaction.
(3) We recognized an additional acquired IPR&D expense of $30.2 million in September 2019 upon entering into an amendment to the license agreement.

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
The following table summarizes our net product revenue recognized with respect to Basaglar and collaboration and other revenue recognized with respect to the Jardiance and Trajenta families of products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basaglar	$290.4	$290.7	$594.1	$542.1
Jardiance	262.0	231.9	529.5	435.5
Trajenta	76.8	153.9	170.0	285.9
Olumiant
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte), which provides us the development and commercialization rights to its Janus tyrosine kinase (JAK) inhibitor compound, now known as Olumiant, and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. In the first half of 2020, the agreement was amended to include the potential treatment of COVID-19. Incyte has the right to receive tiered, double-digit royalty payments on future global sales with rates ranging up to 20 percent. The agreement calls for payments by us to Incyte associated with certain development, success-based regulatory, and sales-based milestones.
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, milestone payments of $180.0 million were capitalized as intangible assets and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of the reporting period.
As of June 30, 2020, Incyte is eligible to receive up to $130.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
We record our sales of Olumiant to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Olumiant	$145.0	$102.4	$284.7	$184.5
Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain, chronic low back pain, and cancer pain. Under the agreement, the companies share equally the ongoing development costs and, if successful, in gross margins and certain commercialization expenses. As of June 30, 2020, Pfizer is eligible to receive up to $350.0 million in success-based regulatory milestones and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.
Lebrikizumab
As a result of our acquisition of Dermira, we have a worldwide licensing agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively Roche), which provides us the global development and commercialization rights to lebrikizumab. Roche has the right to receive tiered royalty payments on future global net sales ranging in percentages from high single digits to high teens if the product is successfully commercialized. As of June 30, 2020, Roche is eligible to receive up to $180.0 million of payments from us contingent upon the achievement of success-based regulatory milestones and up to $1.03 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
As a result of our acquisition of Dermira, we have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We have the right to receive tiered royalty payments on future net sales in Europe ranging in percentages from low double digits to low twenties if the product is successfully commercialized. As of June 30, 2020, we are eligible to receive additional payments of $85.0 million from Almirall contingent upon the achievement of success-based regulatory milestones and up to $1.25 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.

As of June 30, 2020, $40.7 million was recorded as a contract liability on the consolidated condensed balance sheet and is expected to be recognized as collaboration and other revenue over the remaining Phase III development period. During the three and six months ended June 30, 2020, milestones received and collaboration and other revenue recognized were not material.

Note 5: Discontinued Operations
On March 11, 2019, we completed the disposition of our remaining 80.2 percent ownership of Elanco Animal Health (Elanco) common stock through a tax-free exchange offer. As a result, we have presented Elanco as discontinued operations in our consolidated condensed financial statements for all periods presented.
Revenue and net income from discontinued operations for the six months ended June 30, 2019 were $580.0 million and $3.68 billion, respectively. Net income from discontinued operations for the six months ended June 30, 2019 included an approximate $3.7 billion gain related to the disposition of Elanco.
The gain related to the disposition of Elanco in the consolidated condensed statement of cash flows included the operating results of Elanco through the disposition date, which were not material. Net cash flows of our discontinued operations for operating and investing activities for the six months ended June 30, 2019 were not material.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Severance	$—	$—	$9.8	$(3.6)
Asset impairment and other special charges	—	—	50.1	427.5
Total asset impairment, restructuring, and other special charges	$—	$—	$59.9	$423.9

Asset impairment, restructuring, and other special charges recognized during the six months ended June 30, 2020 were primarily related to acquisition and integration costs as part of the closing of the acquisition of Dermira.
Asset impairment and other special charges recognized during the six months ended June 30, 2019 consisted of $400.7 million related to the acquisition of Loxo, substantially all of which was associated with the accelerated vesting of Loxo employee equity awards.

Note 7: Financial Instruments
Financial instruments that potentially subject us to credit risk consist principally of trade receivables and interest-bearing investments. Wholesale distributors of life science products account for a substantial portion of our trade receivables; collateral is generally not required. We seek to mitigate the risk associated with this concentration through our ongoing credit-review procedures and insurance. A large portion of our cash is held by a few major financial institutions. We monitor our exposures with these institutions and do not expect any of these institutions to fail to meet their obligations. In accordance with documented corporate risk-management policies, we monitor the amount of credit exposure to any one financial institution or corporate issuer. We are exposed to credit-related losses in the event of nonperformance by counterparties to risk-management instruments but do not expect any counterparties to fail to meet their obligations given their high credit ratings.
We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The cost of these investments approximates fair value.
Our equity investments are accounted for using three different methods depending on the type of equity investment:
•Investments in companies over which we have significant influence but not a controlling interest are accounted for using the equity method, with our share of earnings or losses reported in other-net, (income) expense.
•For equity investments that do not have readily determinable fair values, we measure these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any change in recorded value is recorded in other-net, (income) expense.
•Our public equity investments are measured and carried at fair value. Any change in fair value is recognized in other-net, (income) expense.
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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2020, we had outstanding foreign currency forward commitments to purchase 1.09 billion U.S. dollars and sell 971.6 million euro, commitments to purchase 1.61 billion euro and sell 1.82 billion U.S. dollars, commitments to purchase 268.0 million U.S. dollars and sell 28.71 billion Japanese yen, and commitments to purchase 245.2 million British pounds and sell 307.9 million U.S. dollars, which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $5.53 billion and $5.49 billion as of June 30, 2020 and December 31, 2019, respectively, of which $4.10 billion and $4.10 billion have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, we had outstanding cross currency swaps with notional amounts of $2.56 billion swapping U.S. dollars to euro, $1.00 billion swapping Swiss francs to U.S. dollars, and $125.0 million swapping U.S. dollars to British pounds, which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated floating rate debt to foreign-denominated floating rate debt, have also been designated as, and are effective as, economic hedges of net investments.
In the normal course of business, our operations are exposed to fluctuations in interest rates which can vary our costs of financing, investing, and operating. We seek to address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. Our primary interest-rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest-rate exposures, we strive to achieve an acceptable balance between fixed- and floating-rate debt and investment positions and may enter into interest rate swaps or collars to help maintain that balance.
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At June 30, 2020, substantially all of our total long-term debt is fixed rate. We have converted approximately 10 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss), and upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of June 30, 2020, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.75 billion, which have settlement dates ranging between 2023 and 2025.
In May 2020, we issued $1.00 billion of 2.25 percent fixed-rate notes due in May 2050, with interest to be paid semi-annually. We used the net proceeds from the sale of these notes for general corporate purposes, including the repayment of outstanding commercial paper.

The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value hedges:
Effect from hedged fixed-rate debt	$7.0	$59.3	$124.4	$98.5
Effect from interest rate contracts	(7.0)	(59.3)	(124.4)	(98.5)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	4.1	4.0	8.1	7.8
Cross-currency interest rate swaps	(11.5)	(16.1)	(24.4)	(44.5)
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	(22.9)	(8.5)	(28.6)	40.4
Total	$(30.3)	$(20.6)	$(44.9)	$3.7

During the three and six months ended June 30, 2020 and 2019, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net investment hedges:
Foreign currency-denominated notes	$(72.4)	$(30.4)	$(5.0)	$23.3
Cross-currency interest rate swaps	(60.8)	(4.3)	55.0	34.0
Cash flow hedges:
Forward-starting interest rate swaps	38.2	—	(331.6)	(11.7)
Cross-currency interest rate swaps	4.9	(7.4)	(64.9)	(37.5)

During the next 12 months, we expect to reclassify $16.5 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three and six months ended June 30, 2020 and 2019, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at June 30, 2020 and December 31, 2019 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2020
Cash equivalents	$1,109.7	$1,109.7	$1,109.7	$—	$—	$1,109.7

Short-term investments:
U.S. government and agency securities	$11.9	$11.8	$11.9	$—	$—	$11.9
Corporate debt securities	4.7	4.6	—	4.7	—	4.7
Asset-backed securities	3.6	3.6	—	3.6	—	3.6
Other securities	2.6	2.6	—	—	2.6	2.6
Short-term investments	$22.8

Noncurrent investments:
U.S. government and agency securities	$79.1	$74.4	$79.1	$—	$—	$79.1
Corporate debt securities	131.7	123.2	—	131.7	—	131.7
Mortgage-backed securities	100.2	95.2	—	100.2	—	100.2
Asset-backed securities	26.4	25.7	—	26.4	—	26.4
Other securities	49.6	23.4	—	—	49.6	49.6
Marketable equity securities	1,292.4	241.2	1,292.4	—	—	1,292.4
Equity investments without readily determinable fair values (2)	357.5
Equity method investments (2)	369.5
Noncurrent investments	$2,406.4

December 31, 2019
Cash equivalents	$1,025.4	$1,025.4	$1,025.4	$—	$—	$1,025.4

Short-term investments:
U.S. government and agency securities	$7.2	$7.2	$7.2	$—	$—	$7.2
Corporate debt securities	81.4	81.1	—	81.4	—	81.4
Asset-backed securities	2.6	2.6	—	2.6	—	2.6
Other securities	9.8	9.8	—	—	9.8	9.8
Short-term investments	$101.0

Noncurrent investments:
U.S. government and agency securities	$77.2	$76.3	$77.2	$—	$—	$77.2
Corporate debt securities	271.1	267.8	—	271.1	—	271.1
Mortgage-backed securities	101.1	99.6	—	101.1	—	101.1
Asset-backed securities	30.0	29.6	—	30.0	—	30.0
Other securities	60.0	27.4	—	—	60.0	60.0
Marketable equity securities	718.6	254.4	718.6	—	—	718.6
Equity investments without readily determinable fair values (2)	405.0
Equity method investments (2)	299.4
Noncurrent investments	$1,962.4
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
June 30, 2020	$(1,258.8)	$—	$(1,255.7)	$—	$(1,255.7)
December 31, 2019	(1,494.2)	—	(1,491.6)	—	(1,491.6)
Long-term debt, including current portion
June 30, 2020	$(15,069.4)	$—	$(17,011.0)	$—	$(17,011.0)
December 31, 2019	(13,823.0)	—	(15,150.0)	—	(15,150.0)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2020
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	$196.4	$—	$196.4	$—	$196.4
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	7.4	—	7.4	—	7.4
Other noncurrent liabilities	(289.3)	—	(289.3)	—	(289.3)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	1.2	—	1.2	—	1.2
Other noncurrent assets	84.5	—	84.5	—	84.5
Other current liabilities	(7.1)	—	(7.1)	—	(7.1)
Other noncurrent liabilities	(7.2)	—	(7.2)	—	(7.2)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent liabilities	(57.7)	—	(57.7)	—	(57.7)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	3.7	—	3.7	—	3.7
Other current liabilities	(17.9)	—	(17.9)	—	(17.9)

December 31, 2019
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	72.0	—	72.0	—	72.0
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	43.3	—	43.3	—	43.3
Cross-currency interest rate contracts designated as net investment hedges:
Other noncurrent assets	45.1	—	45.1	—	45.1
Other current liabilities	(21.4)	—	(21.4)	—	(21.4)
Other noncurrent liabilities	(5.7)	—	(5.7)	—	(5.7)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	3.0	—	3.0	—	3.0
Other noncurrent liabilities	(20.1)	—	(20.1)	—	(20.1)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	18.4	—	18.4	—	18.4
Other current liabilities	(11.9)	—	(11.9)	—	(11.9)
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
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of June 30, 2020:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$357.6	$20.2	$115.5	$90.5	$131.4

The net gains recognized in our consolidated condensed statements of operations for equity securities were $577.5 million and $742.2 million for the three and six months ended June 30, 2020, respectively, and $6.3 million and $156.0 million for the three and six months ended June 30, 2019, respectively. The net gains/losses recognized during the three and six months ended June 30, 2020 and 2019 on equity securities sold during the respective periods were not material.
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded during the three and six months ended June 30, 2020 and 2019 were not material.
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses in accumulated other comprehensive loss follows:

	June 30, 2020	December 31, 2019
Unrealized gross gains	$20.4	$10.3
Unrealized gross losses	1.2	4.0
Fair value of securities in an unrealized gain position	339.2	429.5
Fair value of securities in an unrealized loss position	18.4	141.1

We periodically assess our investment in available-for-sale securities for other-than-temporary impairment losses. Other-than-temporary impairment losses were not material in the three and six months ended June 30, 2020 and 2019.
For debt securities, the amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Credit losses related to debt securities were not material in the three and six months ended June 30, 2020.
As of June 30, 2020, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 86 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of June 30, 2020, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.

Activity related to our available-for-sale securities, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$194.8	$273.6	$232.8	$319.4
Realized gross gains on sales	2.7	3.5	3.6	3.8
Realized gross losses on sales	7.2	1.5	8.0	2.0

Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $738.9 million and $678.8 million of accounts receivable as of June 30, 2020 and December 31, 2019, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated condensed results of operations for the three and six months ended June 30, 2020 and 2019 were not material.

Note 8: Income Taxes
The effective tax rates were 14.1 percent for the three months ended June 30, 2020, compared with 9.5 percent for the three months ended June 30, 2019. The higher effective tax rate for the three months ended June 30, 2020 was driven by a mix of earnings in higher tax jurisdictions, a lower net discrete tax benefit, and a nondeductible acquired IPR&D charge. The effective tax rate was 13.7 percent for the six months ended June 30, 2020, compared with 14.1 percent for the six months ended June 30, 2019. The lower effective tax rate was driven by non-recurring 2019 events, primarily the non-deductibility of the accelerated vesting of Loxo employee equity awards as part of the closing of the acquisition of Loxo, as well as tax expenses associated with the withdrawal of Lartruvo®, offset by a mix of earnings in higher tax jurisdictions in 2020.
During the fourth quarter of 2019, the Internal Revenue Service began its examination of tax years 2016-2018. Because this examination is still in the early stages of information gathering, the resolution of the audit will likely extend beyond the next 12 months.

Note 9: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$83.0	$63.5	$161.7	$125.4
Interest cost	107.3	122.6	212.3	243.3
Expected return on plan assets	(220.6)	(210.1)	(441.8)	(421.2)
Amortization of prior service cost	1.1	1.5	2.2	3.0
Recognized actuarial loss	117.1	73.1	228.1	142.7
Net periodic benefit cost	$87.9	$50.6	$162.5	$93.2

	Retiree Health Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit income:
Service cost	$10.6	$9.4	$20.4	$18.2
Interest cost	10.9	14.4	21.9	29.0
Expected return on plan assets	(37.4)	(36.0)	(74.8)	(71.9)
Amortization of prior service benefit	(14.9)	(15.7)	(29.8)	(31.5)
Recognized actuarial loss	0.6	0.4	1.4	0.9
Net periodic benefit income	$(30.2)	$(27.5)	$(60.9)	$(55.3)
We contributed approximately $15 million to satisfy minimum funding requirements to our defined benefit pension and retiree health benefit plans during the six months ended June 30, 2020. We contributed $200 million in discretionary funding during the six months ended June 30, 2020. During the remainder of 2020, we expect to make contributions of approximately $10 million to our defined benefit pension and retiree health plans to satisfy minimum funding requirements.

Note 10: Contingencies
We are a party to various legal actions and government investigations. The most significant of these are described below. It is not possible to determine the outcome of these matters, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for any of these matters; however, we believe that, except as noted below with respect to the U.S. Alimta patent litigation, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.
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
U.S. Patent Litigation
In June 2018, the U.S. District Court for the Southern District of Indiana ruled in our favor in two cases, finding Dr. Reddy's Laboratories' (Dr. Reddy) and Hospira, Inc.'s (Hospira) proposed products using an alternative form of pemetrexed (the active ingredient in Alimta) would infringe our method of use patent under the doctrine of equivalents. The district court also ruled that the use of Hospira’s proposed product would literally infringe our method of use patent. In August 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the district court’s ruling that the use of Dr. Reddy’s and Hospira’s proposed products would infringe our patent under the doctrine of equivalents but reversed the finding of literal infringement with respect to Hospira’s product. In November 2019, the court denied Dr. Reddy and Hospira’s petition for rehearing of the court’s doctrine of equivalents ruling. In June 2020, the U.S. Supreme Court denied Dr. Reddy and Hospira’s petitions to review the case and this litigation has ended.
We have two additional lawsuits pending in federal courts in which we allege infringement against Actavis LLC (Actavis) and Apotex Inc. (Apotex) in response to their applications to market products using alternative forms of pemetrexed. In December 2019, the U.S. District Court for the Southern District of Indiana granted our motion for summary judgment of infringement under the doctrine of equivalents against Apotex. Apotex has appealed that ruling to the U.S. Court of Appeals for the Federal Circuit. The lawsuit against Actavis, also pending in the U.S. District Court for the Southern District of Indiana, has been stayed, pending the conclusion of the Dr. Reddy and Hospira appeals (described above). We believe these lawsuits are without merit and are defending against them vigorously.
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
European Patent Litigation
Legal proceedings are ongoing regarding our Alimta patents in various national courts throughout Europe. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets (including generics currently on the market at risk in France and the Netherlands) and that additional generic competitors may choose to launch at risk. Following a final decision in the Supreme Court of Germany in July 2020 overturning the lower court and upholding the validity of our Alimta patent, several generics who were on the market at risk left. We have removed the remaining generics from the market by obtaining preliminary injunctions in our favor. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. We will continue to seek to remove any generic pemetrexed products launched at risk in other European markets, seek damages with respect to such launches, and defend our patents against validity challenges.

Japanese Administrative Proceedings
Three separate sets of demands for invalidation of our two Japanese vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). The JPO has rejected demands for invalidation by Sawai Pharmaceutical Co., Ltd. and Nipro Corporation, and both rejections have been affirmed on appeal. The third set of demands brought by Hospira is being assessed by the JPO based on the parties’ written submissions. We believe Hospira's demands are without merit and are defending against them vigorously. If upheld through all challenges, these patents would provide intellectual property protection for Alimta until June 2021. Notwithstanding our patents, generic versions of Alimta received regulatory approval in Japan starting in February 2016. We do not currently anticipate that generic versions of Alimta will proceed to pricing approval.
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
Taltz Patent Litigation
We were named as a defendant in litigation filed by Genentech, Inc. (Genentech) in Germany seeking a ruling that Genentech’s patent would be infringed by our continued sales of Taltz in Germany. After it sold its patent rights to Novartis Pharma AG (Novartis), in June 2020, Genentech withdrew its infringement litigation and Novartis subsequently filed litigation against us in Germany asserting infringement based on sales of Taltz. We expect a trial to assess Novartis’ German infringement claims to take place in 2021. We are also named in litigation in the U.K. in which Genentech asserted similar claims regarding its corresponding U.K. patent. We believe these lawsuits are without merit and are defending against them vigorously.
Emgality Patent Litigation
We have been named as a defendant in litigation filed by Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in the U.S. District Court for the District of Massachusetts seeking a ruling that various claims in nine different Teva patents would be infringed by our launch and continued sales of Emgality for the prevention of migraine in adults. We believe this lawsuit is without merit and are defending against it vigorously. Separately, the U.S. Patent and Trademark Office (USPTO) granted our request to initiate an inter partes review (IPR) to reexamine the validity of the nine Teva patents asserted against us in the litigation. In February 2020, the USPTO ruled in our favor and found that the claims asserted against us in six of Teva's nine patents were invalid. In March 2020, the USPTO ruled against us on the remaining three Teva patents, finding that we failed to show that the remaining three patents were unpatentable based on the subset of invalidity arguments available in an IPR proceeding. We have appealed the USPTO’s March 2020 ruling, and Teva has appealed the USPTO’s February 2020 ruling. We believe these claims are without merit and are defending against them vigorously. The district court litigation will proceed in parallel with the IPR appeals.
Product Liability Litigation
Cymbalta Product Liability Litigation
We were named as a defendant in a purported class-action lawsuit in the U.S. District Court for the Central District of California (now called Strafford et al. v. Eli Lilly and Company) involving Cymbalta. The plaintiffs, purporting to represent a class of persons who purchased and/or paid for Cymbalta, asserted claims under the consumer protection statutes of California, Massachusetts, Missouri, and New York, and sought declaratory, injunctive, and monetary relief for various alleged economic injuries arising from their purchases. After the district court denied the plaintiffs' motions for class certification, plaintiffs voluntarily dismissed their claims. The plaintiffs subsequently appealed to the U.S. Court of Appeals for the Ninth Circuit. In November 2017, the U.S. Court of Appeals for the Ninth Circuit dismissed the appeal for lack of jurisdiction. In July 2018, the U.S. District Court for the Central District of California denied the plaintiffs’ motion to reopen the case. In January 2020, the Ninth Circuit affirmed the district court's decision and subsequently denied plaintiffs’ petition for rehearing. The period for plaintiffs to file a cert petition to the U.S. Supreme Court has expired and this case has ended.

Other Matters

Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the labor court judge ruled against Lilly Brasil, ordering it to undertake several actions of unspecified financial impact, including paying lifetime health coverage for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. We appealed this decision. In July 2018, the appeals court affirmed the labor court's ruling with the total financial impact of the ruling estimated to be approximately 500 million Brazilian real (approximately $90 million as of June 30, 2020). The appeals court restricted the broad health coverage awarded by the labor court to health problems that claimants could show arose from exposure to the alleged contamination. In August 2019, Lilly Brasil filed an appeal to the superior labor court. In September 2019, the appeals court stayed a number of elements of its prior decision, including the obligation to provide health coverage for contractors, their children, and children of employees who worked at the Cosmopolis facility, pending the determination of Lilly Brasil’s appeal to the superior labor court.
In June 2019, the Labor Attorney filed an application in the labor court for enforcement of the healthcare coverage granted by the appeals court in its July 2018 ruling and requested restrictions on Lilly Brasil’s assets in Brazil. In July 2019, the labor court issued a ruling requiring either a freeze of Lilly Brasil’s immovable property or, alternatively, a security deposit of 500 million Brazilian real. Lilly Brasil filed a writ of mandamus challenging this ruling, but the court stayed its decision on this writ and instead directed the parties to attend conciliation hearings, a process which is ongoing. The labor court also stayed the Labor Attorney’s application to enforce the previous healthcare coverage ruling until after the appeals court ruled on the various motions pending before it. If the conciliation hearings are unsuccessful, once concluded, we intend to file a motion to strike the Labor Attorney’s application to enforce the previous healthcare coverage given the appeals court’s stay in September 2019 of a number of elements of its prior decision described above.
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
Pricing Litigation, Investigations, and Inquiries
Litigation
We, along with Sanofi-Aventis U.S. LLC (Sanofi) and Novo Nordisk, Inc. (Novo Nordisk) are named as defendants in a consolidated purported class action lawsuit, In re. Insulin Pricing Litigation, in the U.S. District Court of New Jersey relating to insulin pricing seeking damages under various state consumer protection laws and the Federal Racketeer Influenced and Corrupt Organization Act (federal RICO Act). Separately, we, along with Sanofi and Novo Nordisk, are named as defendants in MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC et al., in the same court, seeking damages under various state consumer protection laws, common law fraud, unjust enrichment, and the federal RICO Act. In both In re. Insulin Pricing Litigation and the MSP Recovery Claims litigation, the court dismissed claims under the federal RICO Act and certain state laws. Also in the same court, we, along with Sanofi, Novo Nordisk, CVS, Express Scripts, and Optum, have been sued in a purported class action, FWK Holdings, LLC v. Novo Nordisk Inc., et al., for alleged violations of the federal RICO Act as well as the New Jersey RICO Act and anti-trust law. That same group of defendants, along with Medco Health and United Health Group, also have been sued in other purported class actions in the same court, Rochester Drug Co-Operative Inc. v. Eli Lilly & Co. et al. and Value Drug Co. v. Eli Lilly & Co. et al., for alleged violations of the federal RICO Act.
The Minnesota Attorney General’s Office has initiated litigation against us, Sanofi, and Novo Nordisk, State of Minnesota v. Sanofi-Aventis U.S. LLC et al., in the U.S. District Court of New Jersey, alleging unjust enrichment, violations of various Minnesota state consumer protection laws, and the federal RICO Act. Additionally, the Kentucky Attorney General’s Office filed a complaint against us, Sanofi, and Novo Nordisk, Commonwealth of Kentucky v. Novo Nordisk, Inc. et al., in Kentucky state court, alleging violations of the Kentucky consumer protection law, false advertising, and unjust enrichment. Harris County in Texas filed a complaint against us, Sanofi, Novo Nordisk, Express Scripts, CVS, Optum, and Aetna, County of Harris Texas v. Eli Lilly & Co., et al., in federal court in the

Southern District of Texas, alleging violations of the federal RICO Act, federal and state anti-trust law, and the state deceptive trade practices-consumer protection act. Harris County also alleges common law claims such as fraud, unjust enrichment, and civil conspiracy. This lawsuit relates to our insulin products as well as Trulicity.
We believe all of these claims are without merit and are defending against them vigorously.
Investigations, Subpoenas, and Inquiries
We have received a subpoena from the New York Attorney General’s Office and civil investigative demands from the Washington, New Mexico, and Colorado Attorney General Offices relating to the pricing and sale of our insulin products. The Offices of the Attorney General in Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada have requested information relating to the pricing and sale of our insulin products. We also received interrogatories and a subpoena from the California Attorney General's Office regarding our competition in the long-acting insulin market. We received two requests from the House of Representatives’ Committee on Energy and Commerce and a request from the Senate’s Committee on Health, Education, Labor, and Pensions, seeking certain information related to the pricing of insulin products, among other issues. We also received requests from the House of Representatives’ Committee on Oversight and Reform and the Senate’s Committee on Finance, which seek detailed commercial information and business records. We are cooperating with all of these aforementioned investigations, subpoenas, and inquiries.
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

Note 11: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended June 30, 2020 and 2019:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2020	$(1,804.5)	$5.8	$(4,530.3)	$(556.9)	$(6,885.9)
Other comprehensive income (loss) before reclassifications	82.0	5.8	(6.7)	33.0	114.1
Net amount reclassified from accumulated other comprehensive loss	—	3.5	82.1	3.3	88.9
Net other comprehensive income (loss)	82.0	9.3	75.4	36.3	203.0
Balance at June 30, 2020	$(1,722.5)	$15.1	$(4,454.9)	$(520.6)	$(6,682.9)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2019	$(1,601.4)	$(3.6)	$(3,813.7)	$(268.8)	$(5,687.5)
Other comprehensive income (loss) before reclassifications	31.4	8.4	3.4	(6.1)	37.1
Net amount reclassified from accumulated other comprehensive loss	—	(0.3)	47.0	3.2	49.9
Net other comprehensive income (loss)	31.4	8.1	50.4	(2.9)	87.0
Balance at June 30, 2019	$(1,570.0)	$4.5	$(3,763.3)	$(271.7)	$(5,600.5)

The following tables summarize the activity related to each component of other comprehensive income (loss) during the six months ended June 30, 2020 and 2019:

	Continuing Operations
(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Discontinued Operations	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(1,678.0)	$4.9	$(4,638.6)	$(211.9)	$—	$(6,523.6)
Other comprehensive income (loss) before reclassifications	(44.5)	6.8	24.2	(315.2)	—	(328.7)
Net amount reclassified from accumulated other comprehensive loss	—	3.4	159.5	6.5	—	169.4
Net other comprehensive income (loss)	(44.5)	10.2	183.7	(308.7)	—	(159.3)
Balance at June 30, 2020	$(1,722.5)	$15.1	$(4,454.9)	$(520.6)	$—	$(6,682.9)

	Continuing Operations
(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Discontinued Operations	Accumulated Other Comprehensive Loss
Balance at January 1, 2019 (1)	$(1,569.7)	$(22.1)	$(3,852.7)	$(238.9)	$(56.8)	$(5,740.2)
Other comprehensive income (loss) before reclassifications	(0.3)	25.2	(2.3)	(39.0)	(27.2)	(43.6)
Net amount reclassified from accumulated other comprehensive loss	—	1.4	91.7	6.2	84.0	183.3
Net other comprehensive income (loss)	(0.3)	26.6	89.4	(32.8)	56.8	139.7
Balance at June 30, 2019	$(1,570.0)	$4.5	$(3,763.3)	$(271.7)	$—	$(5,600.5)
(1) Accumulated other comprehensive loss as of January 1, 2019 consists of $5.73 billion of accumulated other comprehensive loss attributable to controlling interest and $11.0 million of accumulated other comprehensive loss attributable to noncontrolling interest.

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Tax benefit (expense)	2020	2019	2020	2019
Foreign currency translation gains/losses	$27.4	$7.3	$(11.1)	$(12.0)
Unrealized net gains/losses on securities	(2.4)	(2.1)	(2.8)	(6.9)
Defined benefit pension and retiree health benefit plans	(18.9)	(13.4)	(44.6)	(24.8)
Effective portion of cash flow hedges	(9.7)	0.7	82.0	8.7
Benefit (provision) for income taxes allocated to other comprehensive income (loss) items	$(3.6)	$(7.5)	$23.5	$(35.0)

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

Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2020	2019	2020	2019
Amortization of retirement benefit items:
Prior service benefits, net	$(13.8)	$(14.2)	$(27.6)	$(28.5)	Other–net, (income) expense
Actuarial losses, net	117.7	73.5	229.5	143.6	Other–net, (income) expense
Total before tax	103.9	59.3	201.9	115.1
Tax benefit	(21.8)	(12.3)	(42.4)	(23.4)	Income taxes
Net of tax	82.1	47.0	159.5	91.7

Other, net of tax	6.8	2.9	9.9	7.6	Other–net, (income) expense
Reclassifications from continuing operations (net of tax)	88.9	49.9	169.4	99.3
Reclassifications from discontinued operations (net of tax)	—	—	—	84.0	Net income from discontinued operations
Total reclassifications for the period (net of tax)	$88.9	$49.9	$169.4	$183.3

Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$88.3	$110.9	$180.8	$197.4
Interest income	(7.1)	(19.4)	(21.4)	(50.0)
Retirement benefit plans	(35.9)	(49.8)	(80.5)	(105.7)
Other income	(492.2)	(9.3)	(614.9)	(95.3)
Other–net, (income) expense	$(446.9)	$32.4	$(536.0)	$(53.6)
For the three and six months ended June 30, 2020, other income is primarily related to net gains on investments (Note 7).

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
COVID-19
In response to the COVID-19 pandemic, we have been focused on the following: maintaining a reliable supply of our medicines; reducing the strain on the medical system; developing potential treatments for the virus; keeping our employees safe; supporting our communities; and affordability of and access to our medicines, particularly insulin.
Our consolidated operating results during the six months ended June 30, 2020 were negatively impacted by the COVID-19 pandemic due to delayed new patient prescription trends. The COVID-19 pandemic could continue to have a negative impact on our business in the future depending upon the duration and depth of the effects of the pandemic crisis. We have experienced negative impacts due to the COVID-19 pandemic including decreases in new prescriptions as a result of fewer patient visits to physician’s offices to begin or change treatment and changes in payer segment mix and the use of patient affordability programs in the United States (U.S.) due to rising unemployment. Additionally, we may experience decreased demand as a result of temporarily halting in-person interactions by our employees with healthcare providers and potential additional pricing pressures resulting from the fiscal strain on government-funded healthcare systems around the world.
We remain committed to discovering and developing new treatments for the patients we serve. At the beginning of the pandemic we paused new clinical trial starts and enrollment in new trials in order to reduce the strain on the medical system, and in recent weeks we have resumed this activity in the majority of our clinical trials. With the exception of mirikizumab for Crohn's disease and ulcerative colitis, which we expect will be delayed due to a suspension in clinical trial enrollment, the trials for products in our late-stage pipeline are continuing. However, delays in the timing of our clinical trials, or in regulatory reviews, could adversely affect our ability to commercialize some assets in our product pipeline if the current pandemic crisis continues for a protracted period.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. We have taken steps to protect our employees world-wide, with particular measures in place for those working in our manufacturing sites and distribution facilities. For the six months ended June 30, 2020, we were able to largely maintain our normal operations. However, uncertainty resulting from the COVID-19 pandemic could have an adverse impact on our manufacturing operations, supply chain and distribution systems, which could impact our ability to produce and distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, and could increase our expenses. In addition, we are resuming in-person promotional activities when determined safe to do so.
Although the pandemic has had an impact our operations and the demand for our products, it has not negatively impacted our liquidity position. We expect to continue to generate cash flows to meet our short-term liquidity needs and to have access to liquidity via the short-term and long-term debt markets. We have also not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

The degree to which the COVID-19 pandemic will continue to impact our future business operations, financial results and liquidity will depend on future developments, is highly uncertain, and cannot be predicted due to, among other things, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. Should the COVID-19 pandemic and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity, and cash flows could be materially impacted by lower revenues and profitability and a lower likelihood of effectively and efficiently developing and launching new medicines. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on risk factors that could impact our results.
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
Financial Results
The following table summarizes our key operating results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent Change	2020	2019	Percent Change
Revenue	$5,499.4	$5,636.7	(2)	$11,359.2	$10,728.9	6
Gross margin	4,277.4	4,511.8	(5)	8,922.1	8,465.3	5
Gross margin as a percent of revenue	77.8%	80.0%		78.5%	78.9%
Operating expenses	$2,838.8	$2,988.5	(5)	$5,780.5	$5,736.1	1
Acquired in-process research and development (IPR&D)	241.8	25.0	NM	294.1	161.9	82
Asset impairment, restructuring, and other special charges	—	—	—	59.9	423.9	(86)
Net income from continuing operations	1,412.0	1,327.2	6	2,868.5	1,888.3	52
Net income	1,412.0	1,327.2	6	2,868.5	5,568.8	(48)
EPS from continuing operations	1.55	1.44	8	3.15	1.98	59
EPS	1.55	1.44	8	3.15	5.84	(46)
NM - not meaningful
Revenue decreased for the three months ended June 30, 2020 driven by lower realized prices, partially offset by increased volume. We estimate that the COVID-19 pandemic negatively impacted revenue for the three months ended June 30, 2020 by approximately $250 million of decreased customer buying that largely offset product stocking that occurred in the first quarter of 2020 and approximately $250 million resulting from delayed new patient prescription trends. Revenue increased for the six months ended June 30, 2020 driven by increased volume, partially offset by lower realized prices. We estimate that the COVID-19 pandemic negatively impacted revenue for the six months ended June 30, 2020 by approximately $250 million due to delayed new patient prescription trends, while product stocking in the first quarter of 2020 was largely offset by decreased customer buying in the second quarter of 2020. Operating expenses decreased for the three months ended June 30, 2020, primarily due to lower marketing expenses. Operating expenses increased for the six months ended June 30, 2020, reflecting higher development expenses for late-stage assets, partially offset by lower marketing expenses. The increase in net income and EPS for the three months ended June 30, 2020 was primarily driven by higher other income primarily due to favorable mark-to-market adjustments on investment securities, partially offset by lower gross margin and higher acquired IPR&D. The decrease in net income and EPS for the six months ended June 30, 2020 was primarily driven by approximately $3.7 billion gain recognized on the disposition of Elanco in the first quarter of 2019, partially offset by higher other income primarily due to favorable mark-to-market adjustments on investment securities and higher gross margin.

The following highlighted items also affect comparisons of our financial results for the three and six months ended June 30, 2020 and 2019:
2020
Acquired IPR&D (Note 3 to the consolidated condensed financial statements)
•We recognized acquired IPR&D charges of $241.8 million and $294.1 million for the three and six months ended June 30, 2020, respectively. The charges for the three months ended June 30, 2020 were related to both the acquisition of a pre-clinical stage company as well as collaborations with AbCellera Biologics Inc. (AbCellera), Shanghai Junshi Biosciences Co., Ltd. (Junshi Biosciences), and Evox Therapeutics Ltd. The charges for the six months ended June 30, 2020 also included a charge related to the collaboration with Sitryx Therapeutics Limited (Sitryx).
Asset Impairment, Restructuring, and Other Special Charges (Note 6 to the consolidated condensed financial statements)
•We recognized charges of $59.9 million for the six months ended June 30, 2020 primarily related to acquisition and integration costs as part of the closing of the acquisition of Dermira, Inc. (Dermira).
2019
Acquired IPR&D (Note 3 to the consolidated condensed financial statements)
•We recognized acquired IPR&D charges of $25.0 million and $161.9 million for the three and six months ended June 30, 2019, respectively. The charge for the three months ended June 30, 2019 was related to the collaboration with Avidity Biosciences, Inc. (Avidity). The charges for the six months ended June 30, 2019 also included charges related to collaborations with AC Immune SA (AC Immune) and ImmuNext, Inc. (ImmuNext).
Asset Impairment, Restructuring, and Other Special Charges (Note 6 to the consolidated condensed financial statements)
•We recognized charges of $423.9 million for the six months ended June 30, 2019 primarily associated with the accelerated vesting of Loxo Oncology, Inc. (Loxo) employee equity awards as a result of the closing of the acquisition of Loxo.
Net Income from Discontinued Operations (Note 5 to the consolidated condensed financial statements)
•We recognized a gain related to the disposition of Elanco of approximately $3.7 billion for the six months ended June 30, 2019.
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
The following new molecular entities (NMEs) and diagnostic agent have been approved by regulatory authorities in at least one of the major geographies for use in the conditions described. The first quarter in which the NMEs and diagnostic agent initially were approved in any major geography for any indication is shown in parentheses:
Flortaucipir** (Tauvid™) (Q2 2020)—a positron emission tomography (PET) tracer intended to image tau (or neurofibrillary) tangles in the brain, which are an indicator of Alzheimer's disease.
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

Selpercatinib (Retevmo™) (Q2 2020)—an oral drug for the treatment of patients with cancers that harbor abnormalities in the rearranged during transfection (RET) kinase, specifically thyroid cancer and lung cancer.
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
The following NMEs are currently in Phase III clinical trial testing for potential use in the conditions described below but have not yet been submitted for regulatory approval for any indication. The first quarter in which each NME initially entered Phase III or was acquired for any indication is shown in parentheses:
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
The following table reflects the status of the recently approved products, NMEs, and diagnostic agent set forth above, as well as certain other developments to our late-stage pipeline since January 1, 2020:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Baqsimi	Severe hypoglycemia	Launched		Approved	Approved in Japan in the first quarter of 2020. Launched in Europe in the second quarter of 2020.
Tirzepatide	Type 2 diabetes	Phase III			Phase III trials are ongoing.
	Obesity	Phase III			Phase III trials are ongoing.
Lyumjev	Type 1 and 2 diabetes	Launched			Approved in Europe and Japan in the first quarter of 2020. Approved in the U.S. in the second quarter of 2020. Launched in Japan in the second quarter of 2020. Launched in the U.S. and Europe in July 2020.
Immunology
Lebrikizumab	Atopic dermatitis	Phase III			Acquired in the Dermira acquisition in February 2020. Granted Fast Track Designation(1) by the U.S. Food and Drug Administration (FDA). Phase III trials are ongoing.

Compound	Indication	U.S.	Europe	Japan	Developments
Mirikizumab	Crohn's Disease	Phase III			Phase III trials are ongoing.
	Psoriasis	Phase III			In July 2020, announced Phase III trials met the primary and all key secondary endpoints.
	Ulcerative colitis	Phase III			Phase III trials are ongoing.
Neuroscience
Emgality	Cluster headache	Launched	Not approved	Not pursuing approval	European Medicines Agency did not approve in the second quarter of 2020. We do not plan to pursue approval in Europe.
	Migraine prevention	Launched		Submitted	Submitted to Japanese regulatory authorities in the first quarter of 2020.
Tauvid	Alzheimer's disease diagnostic	Approved	Not pursuing approval		Approved in the U.S. in the second quarter of 2020.
Reyvow	Acute treatment of migraine	Launched	Phase III		Received Schedule V classification from the Drug Enforcement Agency and launched in the U.S. in the first quarter of 2020.
Solanezumab	Preclinical Alzheimer's disease	Phase III			Announced in the first quarter of 2020 that a Phase III trial for people with dominantly inherited Alzheimer's disease (DIAD) did not meet the primary endpoint. We do not plan to pursue submission for DIAD. Phase III trial is ongoing for Anti-Amyloid Treatment in Asymptomatic Alzheimer's.
Tanezumab	Osteoarthritis pain	Submitted		Phase III	In partnership with Pfizer, we submitted to the FDA in the fourth quarter of 2019 and submitted in Europe in the first quarter of 2020. We intend to pursue submission in Japan in 2020.
	Cancer pain	Phase III			Phase III trial is ongoing.
Oncology
Retevmo	Thyroid cancer	Launched	Submitted	Phase III	Granted accelerated approval(2) by the FDA based on Phase II data and launched in the U.S. in the second quarter of 2020. Phase III trials are ongoing.
	Lung cancer	Launched	Submitted	Phase III
(1) The Fast Track Designation is designed to expedite the development and review of new therapies to treat serious conditions and address unmet medical needs.
(2) Continued approval may be contingent on verification and description of clinical benefit in confirmatory Phase III trials.
Other Matters
Patent Matters
We depend on patents or other forms of intellectual property protection for most of our revenue, cash flows, and earnings.
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

The Alimta® vitamin regimen patents, which we expect to provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. In the U.S., most challenges have been finally resolved in our favor and two remain in active litigation. We and Eagle Pharmaceuticals, Inc. (Eagle) reached an agreement in December 2019 to settle all pending litigation, allowing Eagle a limited initial entry into the market with its product starting February 2022 (up to an approximate three-week supply) and subsequent unlimited entry starting April 2022. An unfavorable outcome to patent challenges in the U.S. could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets (including generics currently on the market at risk in France and the Netherlands) and that additional generic competitors may choose to launch at risk. Following a final decision in the Supreme Court of Germany in July 2020 overturning the lower court and upholding the validity of our Alimta patent, several generics who were on the market at risk in Germany left. We have removed the remaining generics from the market in Germany by obtaining preliminary injunctions in our favor. Although we will continue to seek to remove any such products in other European countries, generic product entry is resulting in some loss in revenue in these jurisdictions. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. We expect that further entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in future revenue for the product. See Note 10 to the consolidated condensed financial statements for a more detailed account of the legal proceedings currently pending in the U.S., Europe, and Japan regarding our Alimta patents.
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
Our compound patent protection for Cymbalta expired in Japan in January 2020. We expect generics to enter the market in mid 2021. We expect that the entry of generic competition will cause a rapid and severe decline in revenue and that the decline in revenue will have a material adverse effect on our consolidated results of operations and cash flows.
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
Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
U.S.
In the U.S., public concern over access to and affordability of pharmaceuticals continues to drive the regulatory and legislative debate. These policy and political issues increase the risk that taxes, fees, rebates, or other cost control measures may be enacted to manage federal and state budgets. Key health policy initiatives affecting biopharmaceuticals include:
•the Coronavirus Aid, Relief and Economic Security (CARES) Act and subsequent stimulus bills that focus on ensuring availability and access to lifesaving drugs during a public health crisis,
•foreign reference pricing in Medicare and private insurance,
•modifications to Medicare Parts B and D,
•provisions that would allow the Department of Health and Human Services to negotiate prices for biologics and drugs in Medicare,
•a reduction in biologic data exclusivity,
•proposals related to Medicaid prescription drug coverage and manufacturer drug rebates,
•proposals that would require biopharmaceutical manufacturers to disclose proprietary drug pricing information, and

•state-level proposals related to prescription drug prices and reducing the cost of pharmaceuticals purchased by government health care programs.

On July 24, U.S. President Donald Trump signed four Executive Orders related to the 340B Prescription Drug Program, rebate reform in Medicare Part D, drug importation including insulin, and foreign reference pricing. We are currently reviewing those Executive Orders which have been issued, the impact of which is uncertain at this time.

California and several other states have enacted legislation related to prescription drug pricing transparency and it is unclear the effect this legislation will have on our business. Several states passed importation legislation, including Colorado, Florida, Maine, and Vermont. Specifically, the state of Florida is working with the Administration to implement an importation program from Canada as early as 2020. We are currently reviewing this state legislation, as well as corresponding proposed federal rulemaking and guidance published by the Department of Health and Human Services and the FDA, the impact of which is uncertain at this time. Minnesota recently passed legislation requiring the establishment of two insulin patient assistance programs, effective July 1, 2020, the impact of which is uncertain at this time.
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
In 2019, we acquired all shares of Loxo for a purchase price of $6.92 billion, net of cash acquired. Under the terms of the agreement, we acquired a pipeline of investigational medicines, including selpercatinib (Retevmo), an oral RET inhibitor, and LOXO-305, an oral BTK inhibitor. In the second quarter of 2020, the FDA approved selpercatinib (Retevmo) under its Accelerated Approval regulations and continued approval may be contingent upon verification and description of clinical benefit in confirmatory trials.
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

                                          Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent Change	2020	2019	Percent Change
U.S. (1)	$3,144.8	$3,252.5	(3)	$6,473.6	$6,143.3	5
Outside U.S.	2,354.6	2,384.2	(1)	4,885.6	4,585.6	7
Revenue	$5,499.4	$5,636.7	(2)	$11,359.2	$10,728.9	6
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	4%	7%	6%	11%	16%	13%
Price	(8)	(7)	(7)	(6)	(7)	(7)
Foreign exchange rates	—	(2)	(1)	—	(2)	(1)
Percent change	(3%)	(1%)	(2%)	5%	7%	6%
Numbers may not add due to rounding.
We estimate that the COVID-19 pandemic negatively impacted worldwide revenue for the three months ended June 30, 2020 by approximately $250 million of decreased customer buying that largely offset product stocking that occurred in the first quarter of 2020 and approximately $250 million resulting from delayed new patient prescription trends. We estimate that the COVID-19 pandemic negatively impacted worldwide revenue for the six months ended June 30, 2020 by approximately $250 million due to delayed new patient prescription trends, while product stocking in the first quarter of 2020 was largely offset by decreased customer buying in the second quarter of 2020. We estimate that the decreased customer buying in second quarter of 2020 that largely offset product stocking that occurred in the first quarter of 2020 lowered revenue in the U.S. by $200 million and revenue outside the U.S. by approximately $50 million for the three months ended June 30, 2020. We estimate that the delayed new patient prescription trends decreased revenue in the U.S. by approximately $150 million and revenue outside the U.S. by approximately $100 million for both the three and six months ended June 30, 2020.
In the U.S. for the three and six months ended June 30, 2020 the decrease in realized prices was driven primarily by changes to estimates for rebates and discounts, mainly for diabetes products, reflecting both a favorable adjustment in the Medicaid segment in the second quarter of 2019 and an unfavorable adjustment in the commercial segment in the second quarter of 2020. The decrease in realized prices in the U.S. also reflects higher growth in lower net price segments across numerous products and increased rebates to gain and maintain broad commercial access across the portfolio. In the U.S. for the three months ended June 30, 2020 the increase in volume was primarily driven by Trulicity, Taltz®, Emgality, and Verzenio®, partially offset by lower volume for products including Trajenta®, Forteo, and Alimta. In the U.S. for the six months ended June 30, 2020 the volume increase was primarily driven by Trulicity, Taltz, Humalog, Emgality, Verzenio, and Humulin®, partially offset by decreased volume for Cialis®, Trajenta and Forteo.
Outside the U.S. for the three and six months ended June 30, 2020, the decrease in realized prices was driven primarily by the inclusion of Tyvyt® and Alimta in government reimbursement programs in China and bi-annual government mandated price decreases in Japan. Outside the U.S. for the three months ended June 30, 2020, the increase in volume was primarily driven by Tyvyt, Trulicity, Olumiant®, Verzenio, Gemzar®, Jardiance®, and Taltz, partially offset by decreased volume for Cialis, Forteo, Trajenta, and Strattera®. Outside the U.S. for the six months ended June 30, 2020, the volume increase was primarily driven by Tyvyt, Trulicity, Alimta, Olumiant, Verzenio, Taltz, Jardiance, Cymbalta®, and Cyramza®, partially offset by decreased volume for Strattera, Trajenta, Forteo, and Cialis.

The following table summarizes our revenue activity by product for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$952.5	$277.2	$1,229.8	$1,028.5	20
Humalog (2)	281.7	273.3	555.1	677.6	(18)
Alimta	317.2	221.9	539.1	577.8	(7)
Taltz	289.2	106.0	395.2	353.8	12
Humulin	214.3	99.3	313.6	322.6	(3)
Basaglar®	229.7	60.7	290.4	290.7	—
Jardiance (3)	145.1	116.9	262.0	231.9	13
Cyramza®	94.1	162.7	256.7	241.8	6
Forteo	119.6	133.0	252.7	360.8	(30)
Verzenio	141.7	66.9	208.6	133.9	56
Cymbalta	7.7	172.1	179.9	187.2	(4)
Olumiant	13.2	131.8	145.0	102.4	42
Cialis	23.4	107.3	130.7	200.2	(35)
Erbitux®	115.8	13.7	129.5	159.3	(19)
Zyprexa®	9.1	87.5	96.6	104.3	(7)
Emgality	80.6	6.8	87.4	34.3	NM
Trajenta (4)	16.4	60.5	76.8	153.9	(50)
Other products	93.5	257.0	350.3	475.7	(26)
Revenue	$3,144.8	$2,354.6	$5,499.4	$5,636.7	(2)
Numbers may not add due to rounding.
NM - not meaningful
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(4) Trajenta revenue includes Jentadueto®.

The following table summarizes our revenue activity by product for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$1,882.0	$577.1	$2,459.1	$1,908.3	29
Humalog (2)	680.3	570.5	1,250.8	1,408.4	(11)
Alimta	641.5	457.7	1,099.2	1,076.9	2
Taltz	616.7	222.0	838.7	606.3	38
Humulin	428.4	200.8	629.3	620.3	1
Basaglar	460.1	134.0	594.1	542.1	10
Jardiance (3)	289.7	239.8	529.5	435.5	22
Forteo	242.2	282.9	525.0	673.7	(22)
Cyramza	183.2	312.5	495.7	440.0	13
Verzenio	271.1	125.6	396.7	243.3	63
Cymbalta	19.3	370.9	390.3	351.3	11
Cialis	49.5	274.3	323.8	508.4	(36)
Olumiant	24.5	260.2	284.7	184.5	54
Erbitux	233.7	26.7	260.3	277.7	(6)
Zyprexa	20.3	174.7	195.0	211.5	(8)
Trajenta (4)	45.1	124.9	170.0	285.9	(41)
Emgality	147.9	13.6	161.5	48.5	NM
Other products	238.1	517.6	755.6	906.1	(17)
Revenue	$6,473.6	$4,885.6	$11,359.2	$10,728.9	6
Numbers may not add due to rounding.
NM - not meaningful
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(4) Trajenta revenue includes Jentadueto.
Revenue of Trulicity, a treatment for type 2 diabetes and to reduce the risk of major adverse cardiovascular events in adult patients with type 2 diabetes and established cardiovascular disease, increased 20 percent and 29 percent in the U.S. during the three and six months ended June 30, 2020, respectively, driven by increased demand, partially offset by lower realized prices. Trulicity's lower realized prices in the U.S. were primarily due to higher contracted rebates and changes in segment mix, partially offset by higher list prices. Revenue outside the U.S. increased 17 percent and 28 percent during the three and six months ended June 30, 2020, respectively, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates and lower realized prices.
Revenue of Humalog, an injectable human insulin analog for the treatment of diabetes, decreased 29 percent and 19 percent in the U.S. during the three and six months ended June 30, 2020, respectively, driven by lower realized prices due to changes in estimates for rebates and discounts, reflecting both a favorable adjustment in the Medicaid segment in the second quarter of 2019 and an unfavorable adjustment in the commercial segment in the second quarter of 2020. Revenue outside the U.S. decreased 3 percent during the three months ended June 30, 2020, primarily driven by unfavorable impact of foreign exchange rates. Revenue outside the U.S. increased 1 percent during the six months ended June 30, 2020, driven primarily by increased volume, partially offset by the unfavorable impact of foreign exchange rates. Included in the revenue of Humalog in the U.S. are our own insulin lispro authorized generics, which began launching in the second quarter of 2019 in order to lower out-of-pocket costs for patients. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect and have not experienced a rapid and severe decline in revenue. Due to the impact of competition and due to pricing pressure in the U.S. and some international markets, we expect some price decline and loss of market share to continue over time.

Revenue of Alimta, a treatment for various cancers, decreased 7 percent in the U.S. during the three months ended June 30, 2020, driven by decreased demand, partially offset by higher realized prices. Revenue increased 3 percent in the U.S. during the six months ended June 30, 2020, primarily driven by higher realized prices. Revenue outside the U.S. decreased 6 percent during the three months ended June 30, 2020, primarily driven by lower realized prices, partially offset by increased volume. Revenue outside the U.S. increased 1 percent in the six months ended June 30, 2020, primarily driven by increased volume, offset by lower realized prices. We have faced and remain exposed to generic entry in multiple countries, which has eroded revenue and is likely to continue to erode revenue in those countries from current levels.
Revenue of Taltz, a treatment for moderate-to-severe plaque psoriasis, active psoriatic arthritis, ankylosing spondylitis, and active non-radiographic axial spondyloarthritis, increased 8 percent in the U.S. during the three months ended June 30, 2020, driven by increased demand, partially offset by lower realized prices. Revenue increased 37 percent in the U.S. during the six months ended June 30, 2020, driven by increased volume and, to a lesser extent, higher realized prices primarily due to changes in estimates for rebates and discounts. Revenue outside the U.S. increased 24 percent and 41 percent during the three and six months ended June 30, 2020, respectively, primarily driven by increased volume, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, decreased 3 percent in the U.S. during the three months ended June 30, 2020, driven by lower realized prices due to changes in segment mix and, to a lesser extent, lower demand. Revenue increased 2 percent in the U.S. during the six months ended June 30, 2020, driven by increased volume, partially offset by lower realized prices. Revenue outside the U.S. decreased 3 percent due to the unfavorable impact of foreign exchange rates, partially offset by higher realized prices. Revenue outside the U.S. increased 1 percent during the six months ended June 30, 2020, due to increased volume and higher realized prices, partially offset by the unfavorable impact of foreign exchange rates.
Revenue of Basaglar, a long-acting human insulin analog for the treatment of diabetes, decreased 1 percent in the U.S. during the three months ended June 30, 2020, driven by lower realized prices, partially offset by increased demand. Revenue in the U.S. increased 7 percent during six months ended June 30, 2020, primarily driven by increased demand. Revenue outside the U.S. increased 4 percent and 20 percent during the three and six months ended June 30, 2020, respectively, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates and lower realized prices. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Basaglar.
Revenue of Jardiance, a treatment for type 2 diabetes and to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease, increased 2 percent and 8 percent in the U.S. during the three and six months ended June 30, 2020, respectively, driven by increased demand. Revenue outside the U.S. increased 31 percent and 43 percent during the three and six months ended June 30, 2020, respectively, driven by increased volume. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Revenue of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, decreased 31 percent and 19 percent in the U.S. during the three and six months ended June 30, 2020, respectively, driven by lower demand and lower realized prices primarily due to the unfavorable impact of higher contracted rates. Revenue outside the U.S. decreased 29 percent and 25 percent during the three and six months ended June 30, 2020, respectively, primarily driven by decreased volume and lower realized prices. We expect further volume decline as a result of competitive dynamics in the U.S. and the entry of generic and biosimilar competition following the loss of patent exclusivity in the third quarter of 2019 in the U.S., Japan, and major European markets. See "Executive Overview - Other Matters - Patent Matters" for more information.
Revenue of Cyramza, a treatment for various cancers, increased 5 percent in the U.S. during the three months ended June 30, 2020 driven by higher realized prices and increased demand. Revenue in the U.S. for the six months ended June 30, 2020 increased 11 percent primarily driven by increased demand. Revenue outside the U.S. increased 7 percent and 14 percent during the three and six months ended June 30, 2020, respectively, driven by increased volume, partially offset by lower realized prices.
Revenue of Verzenio, a treatment for certain type of metastatic breast cancer, increased 35 percent and 36 percent in the U.S. during the three and six months ended June 30, 2020, respectively, driven by increased demand, and to a lesser extent higher realized prices. Revenue outside the U.S. increased $38.3 million and $81.0 million during the three and six months ended June 30, 2020, respectively.

Gross Margin, Costs, and Expenses

Gross margin as a percent of revenue decreased 2.2 percentage points to 77.8 percent and 0.4 percentage points to 78.5 percent for the three and six months ended June 30, 2020, respectively. The decrease in gross margin percent for the three months ended June 30, 2020 was primarily due to the impact of lower realized prices on revenue and higher intangibles amortization expense associated with the launch of Retevmo. The decrease for the six months ended June 30, 2020 was due to the impact of lower realized prices on revenue and higher intangibles amortization expense associated with the launch of Retevmo, partially offset by the charges in 2019 resulting from the withdrawal of Lartruvo® and favorable product mix.
Research and development expenses decreased 1 percent to $1.39 billion and increased 6 percent to $2.78 billion for the three and six months ended June 30, 2020, respectively. The decrease in research and development expenses for the three months ended June 30, 2020 was driven primarily by lower development expenses for late-stage assets and our pause in new clinical trial initiations and patient enrollment as a result of the COVID-19 pandemic. The increase in research and development expenses for the six months ended June 30, 2020 was driven by higher development expenses for late-stage assets.
Marketing, selling, and administrative expenses decreased 9 percent to $1.45 billion and 3 percent to $3.00 billion for the three and six months ended June 30, 2020, respectively, due to lower marketing expenses.
We recognized $241.8 million and $294.1 million of acquired IPR&D charges for the three and six months ended June 30, 2020, respectively. The charges for the three months ended June 30, 2020 were related to the acquisition of a pre-clinical stage company as well as collaborations with AbCellera Biologics, Junshi Biosciences, and Evox Therapeutics Ltd. The charges for the six months ended June 30, 2020 also included a charge related to the collaboration with Sitryx. We recognized $25.0 million and $161.9 million of acquired IPR&D charges for the three and six months ended June 30, 2019, respectively. The charge for the three months ended June 30, 2019 related to the collaboration with Avidity Biosciences. The charges for the six months ended June 30, 2019 also included charges related to the collaborations with AC Immune and ImmuNext. See Note 3 to the consolidated condensed financial statements for additional information.
We recognized asset impairment, restructuring, and other special charges of $59.9 million for the six months ended June 30, 2020, primarily related to acquisition and integration costs as part of the closing of the acquisition of Dermira. We recognized asset impairment, restructuring, and other special charges of $423.9 million during the six months ended June 30, 2019, which included $400.7 million related to the acquisition of Loxo, substantially all of which was associated with the accelerated vesting of Loxo employee equity awards.
Other–net, (income) expense was income of $446.9 million and $536.0 million for the three and six months ended June 30, 2020, respectively, compared with expense of $32.4 million and income of $53.6 million for the three and six months ended June 30, 2019, respectively. The increase in other income was driven by favorable mark-to-market adjustments on investment securities, including equity positions that we hold in Asian biopharmaceutical companies as well as two U.S.-based companies that had successful initial public offerings in the second quarter of 2020.
The effective tax rate was 14.1 percent for the three months ended June 30, 2020, compared with 9.5 percent for the three months ended June 30, 2019. The higher effective tax rate for the three months ended June 30, 2020 was driven by a mix of earnings in higher tax jurisdictions, a lower net discrete tax benefit, and a nondeductible acquired IPR&D charge. The effective tax rate was 13.7 percent for the six months ended June 30, 2020, compared with 14.1 percent for the six months ended June 30, 2019. The lower effective tax rate was driven by non-recurring 2019 events, primarily the non-deductibility of the accelerated vesting of Loxo employee equity awards as part of the closing of the acquisition of Loxo, as well as tax expenses associated with the withdrawal of Lartruvo, offset by a mix of earnings in higher tax jurisdictions in 2020.

Financial Condition
Cash and cash equivalents increased to $2.37 billion as of June 30, 2020, compared with $2.34 billion as of December 31, 2019. Net cash provided by operating activities for the six months ended June 30, 2019 included approximately $360 million of cash paid to settle the accelerated vesting of Loxo employee equity awards (see Note 6 to the consolidated condensed financial statements). Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the six months ended June 30, 2020 and 2019.
In addition to our cash and cash equivalents, we held total investments of $2.43 billion and $2.06 billion as of June 30, 2020 and December 31, 2019, respectively. See Note 7 to the consolidated condensed financial statements for additional information.
Total debt increased to $16.33 billion as of June 30, 2020, compared with $15.32 billion as of December 31, 2019. The increase primarily related to the net proceeds from the issuance of $1.00 billion of 2.25 percent fixed-rate notes in May 2020. We used the net proceeds from the sale of these notes for general corporate purposes, which included the repayment of outstanding commercial paper used to fund a portion of the purchase price for our acquisition of Dermira. See Note 7 to the consolidated condensed financial statements for additional information.
As of June 30, 2020, we had a total of $5.21 billion of committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the six months ended June 30, 2020, we repurchased $500.0 million of shares under our $8.00 billion share repurchase program authorized in June 2018. As of June 30, 2020, we had $1.00 billion remaining under this program.
In July 2020, we declared a dividend for the third quarter of 2020 of $0.74 per share on outstanding common stock. The dividend of approximately $700 million is payable September 10, 2020 to shareholders of record at the close of business on August 14, 2020.
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

Financial Expectations
We have updated certain elements of our 2020 financial guidance to reflect management's current expectations for underlying business performance.
There is uncertainty in our 2020 financial guidance surrounding the extent and duration of the impact of the COVID-19 pandemic.
Key management assumptions related to the COVID-19 pandemic that support our 2020 guidance include:
•Healthcare activity, including non-COVID-19 related patient visits with their physicians, will align more closely with historical levels in the second half of 2020;
•New-to-brand prescription trends will improve in the U.S. in the second half of 2020, exceeding pre-pandemic levels by the fourth quarter of 2020 for most brands;
•Increased utilization of patient affordability programs and changes in segment mix due to higher U.S. unemployment will have a modestly negative impact on U.S. pricing;
•Promotional spend will constitute a mix of in-person customer interactions, direct-to-consumer advertising and investments in digital promotion;
•Clinical trial enrollment in existing studies, as well as initiation of new clinical trials, will resume in the second half of 2020; and
•Investment in COVID-19 related research, testing and support will continue throughout 2020.
Full-year 2020 EPS is now anticipated to be in the range of $6.48 to $6.68. We still expect 2020 revenue between $23.7 billion and $24.2 billion. Revenue growth is still expected to be driven by volume from Trulicity, Taltz, Basaglar, Jardiance, Verzenio, Cyramza, Olumiant, Emgality, Baqsimi, Tyvyt, and Retevmo. Revenue growth is expected to be partially offset by lower revenue for products that have lost patent exclusivity. Revenue growth is also expected to be partially offset by a mid-single digit net price decline in the U.S. (driven primarily by rebates and legislated increases to Medicare Part D cost sharing, and patient affordability programs), as well as net price declines in China, Japan and Europe.
Gross margin as a percent of revenue is now expected to be approximately 78 percent. Marketing, selling, and administrative expenses are now expected to be in the range of $6.0 billion to $6.2 billion. Research and development expenses are still expected to be in the range of $5.6 billion to $5.9 billion. Other—net, (income) expense is now expected to be between $350 million to $500 million of income.
The 2020 effective tax rate is now expected to be approximately 14 percent.

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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.
Our management, with the participation of David A. Ricks, chairman, president, and chief executive officer, and Joshua L. Smiley, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of June 30, 2020, and concluded that they were effective.
(b)Changes in Internal Controls. During the second quarter of 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2019 (Part I, Item 3) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Part II, Item 1).
Other Product Liability Litigation
We are named as a defendant in approximately 350 Cialis product liability lawsuits in the U.S. These cases, many of which were originally filed in various federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have filed cases and an unspecified number of future cases coordinated into a federal multidistrict litigation (MDL) in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra®. The JPML ordered the transfer of the existing cases to the now-renamed MDL In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation. In April 2020, the MDL court granted summary judgment to the defendants on all of the claims brought against them by the plaintiffs. In May 2020, plaintiffs filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. We believe these claims are without merit and are defending against them vigorously.
Other Matters
We are named as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas seeking damages under the federal anti-kickback statute and state and federal false claims acts for certain patient support programs related to our products Humalog, Humulin, and Forteo. In September 2019, the U.S. District Court granted the U.S. Department of Justice’s motion to dismiss the relator’s second amended complaint. In January 2020, the relator appealed the District Court’s dismissal to the U.S. Court of Appeals for the Fifth Circuit. We are also named as a defendant in two similar lawsuits filed in Texas and New Jersey state courts seeking damages under the Texas Medicaid Fraud Prevention Act and New Jersey Medicaid False Claims Act, respectively. We believe these lawsuits are without merit and are defending against them vigorously.

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
The COVID-19 pandemic has substantially burdened healthcare systems worldwide, delaying enrollment in and progression of many of our clinical trials. Required inspections and reviews by regulatory agencies may also be delayed due to the focus of resources on COVID-19 as well as travel and other restrictions. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize some assets in our product pipeline. Lack of normal access by patients to the healthcare system, along with concern about the continued supply of medications, has also resulted in changes in buying patterns throughout the supply chain, including by patients, which could increase or decrease demand for our products. Similarly, where disease outbreak continues we have temporarily halted in-person interactions by our employees with healthcare providers and are resuming such activity when it is safe to do so. This may decrease demand for our products. COVID-19 could also have an adverse impact on our manufacturing operations, supply chain and distribution systems, which could impact our ability to produce and distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, and could increase our expenses. Therapeutics that we may develop to address COVID-19 will be subject to risks in addition to those normally associated with pharmaceutical research, development, and commercialization, such as higher risk of technical failure, lower and transient opportunities for revenue, higher manufacturing costs, product safety or efficacy risks related to an expedited research and development timeline, and novel liability theories. These risks may affect our ability to commercialize these therapeutics for COVID-19 or any other current or future indication. In addition, the conditions created by the pandemic may intensify other risks inherent in our business, including, among other things, risks related to drug pricing and access, intellectual property protection, product safety and efficacy concerns, product liability and other litigation, and the impact of adverse global and local economic conditions.
As a result, while the financial impact on us has not been material to date, given the rapid and evolving nature of the virus, the COVID-19 pandemic could negatively affect our results of operations, financial condition, liquidity and cash flows in future periods, perhaps materially. The degree to which the COVID-19 pandemic affects us will depend on developments that are highly uncertain and beyond our knowledge or control, including, but not limited to, the duration and severity of the pandemic, the actions taken to reduce its transmission, and the speed with which, and extent to which, more stable economic and operating conditions resume. Should the COVID-19 pandemic and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity, and cash flows could be materially impacted by lower revenues and profitability and a lower likelihood of effectively and efficiently developing and launching new medicines.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2020	—	$—	—	$1,000.0
May 2020	—	—	—	1,000.0
June 2020	—	—	—	1,000.0
Total	—	—	—
During the three months ended June 30, 2020, we did not repurchase any shares under our $8.00 billion share repurchase program authorized in June 2018.

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
(i) Long-term debt instruments under which the total amount of securities authorized does not exceed 10% of our consolidated assets are not filed as exhibits to this report. We will furnish a copy of these agreements to the SEC upon request.

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

ELI LILLY AND COMPANY
(Registrant)

Date:	July 31, 2020	/s/Bronwen L. Mantlo
Bronwen L. Mantlo
Corporate Secretary
Date:	July 31, 2020	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance and Chief Accounting Officer