Form 10-Q
period 2020-09-30
ELI LILLY & Co
filed 2020-10-28
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of October 26, 2020:

Class	Number of Shares Outstanding
Common	956,581,598

Eli Lilly and Company
Form 10-Q
For the Quarter Ended September 30, 2020

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
•continued pricing pressures and the impact of actions of governmental and private payers affecting pricing of, reimbursement for, and access to pharmaceuticals;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the SEC, including in Part II, Item 1A of this Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019, particularly under the caption “Risk Factors”.
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue (Note 2)	$5,740.6	$5,476.6	$17,099.8	$16,205.5
Costs, expenses, and other:
Cost of sales	1,326.4	1,175.0	3,763.5	3,438.6
Research and development	1,465.4	1,380.9	4,247.7	4,013.6
Marketing, selling, and administrative	1,569.1	1,412.3	4,567.3	4,515.7
Acquired in-process research and development (Note 3)	—	77.7	294.1	239.6
Asset impairment, restructuring, and other special charges (Note 6)	101.4	—	161.3	423.9
Other–net, (income) expense (Note 12)	(158.9)	24.9	(694.9)	(28.7)
	4,303.4	4,070.8	12,339.0	12,602.7
Income before income taxes	1,437.2	1,405.8	4,760.8	3,602.8
Income taxes (Note 8)	228.8	151.9	683.9	460.6
Net income from continuing operations	1,208.4	1,253.9	4,076.9	3,142.2
Net income from discontinued operations (Note 5)	—	—	—	3,680.5
Net income	$1,208.4	$1,253.9	$4,076.9	$6,822.7

Earnings per share:
Earnings from continuing operations - basic	$1.33	$1.37	$4.49	$3.35
Earnings from discontinued operations - basic	—	—	—	3.92
Earnings per share - basic	$1.33	$1.37	$4.49	$7.27

Earnings from continuing operations - diluted	$1.33	$1.37	$4.47	$3.33
Earnings from discontinued operations - diluted	—	—	—	3.91
Earnings per share - diluted	$1.33	$1.37	$4.47	$7.24

Shares used in calculation of earnings per share:
Basic	907.2	913.9	907.5	938.2
Diluted	911.4	918.5	911.9	942.4
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$1,208.4	$1,253.9	$4,076.9	$6,822.7
Other comprehensive income (loss) from continuing operations, net of tax (Note 11)	127.8	(134.0)	(31.5)	(51.1)
Other comprehensive income from discontinued operations, net of tax (Note 11)	—	—	—	56.8
Other comprehensive income (loss), net of tax (Note 11)	127.8	(134.0)	(31.5)	5.7
Comprehensive income	$1,336.2	$1,119.9	$4,045.4	$6,828.4
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 7)	$3,595.3	$2,337.5
Short-term investments (Note 7)	35.0	101.0
Accounts receivable, net of allowances of $26.4 (2020) and $22.4 (2019)	4,886.7	4,547.3
Other receivables	958.1	994.2
Inventories	3,555.4	3,190.7
Prepaid expenses and other	3,209.4	2,538.9
Total current assets	16,239.9	13,709.6
Investments (Note 7)	2,476.2	1,962.4
Goodwill	3,726.4	3,679.4
Other intangibles, net	7,588.6	6,618.0
Deferred tax assets	2,555.3	2,572.6
Property and equipment, net of accumulated depreciation of $9,600.5 (2020) and $9,161.6 (2019)	8,281.1	7,872.9
Other noncurrent assets	3,078.5	2,871.2
Total assets	$43,946.0	$39,286.1
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$587.5	$1,499.3
Accounts payable	1,430.1	1,405.3
Employee compensation	795.6	915.5
Sales rebates and discounts	5,745.2	4,933.6
Dividends payable	—	671.5
Income taxes payable	1,173.5	160.6
Other current liabilities	2,245.0	2,189.4
Total current liabilities	11,976.9	11,775.2
Other Liabilities
Long-term debt	16,334.6	13,817.9
Accrued retirement benefits (Note 9)	3,435.5	3,698.2
Long-term income taxes payable	3,392.7	3,607.2
Deferred tax liabilities	2,107.7	2,187.5
Other noncurrent liabilities	1,702.6	1,501.0
Total other liabilities	26,973.1	24,811.8
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders’ Equity
Common stock	598.1	598.8
Additional paid-in capital	6,698.8	6,685.3
Retained earnings	7,154.0	4,920.4
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(6,555.1)	(6,523.6)
Cost of common stock in treasury	(55.7)	(60.8)
Total Eli Lilly and Company shareholders’ equity	4,826.9	2,606.9
Noncontrolling interests	169.1	92.2
Total equity	4,996.0	2,699.1
Total liabilities and equity	$43,946.0	$39,286.1
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at July 1, 2019	965,957	$603.7	$6,534.5	$4,318.1	$(3,013.2)	$(5,600.5)	541	$(62.1)	$76.8
Net income				1,253.9					4.6
Other comprehensive loss, net of tax						(134.0)
Retirement of treasury shares	(5,391)	(3.3)		(596.6)			(5,391)	600.0
Purchase of treasury shares							5,391	(600.0)
Issuance of stock under employee stock plans, net	10	—	(1.3)				(11)	1.3
Stock-based compensation			75.5
Other				6.5					(1.6)
Balance at September 30, 2019	960,576	$600.4	$6,608.7	$4,981.9	$(3,013.2)	$(5,734.5)	530	$(60.8)	$79.8

Balance at July 1, 2020	956,953	$598.1	$6,629.4	$6,617.2	$(3,013.2)	$(6,682.9)	487	$(55.7)	$179.1
Net income (loss)				1,208.4					(4.8)
Other comprehensive income, net of tax						127.8
Cash dividends declared per share: $0.74				(671.6)
Issuance of stock under employee stock plans, net	25	—	(2.3)
Stock-based compensation			71.7
Other									(5.2)
Balance at September 30, 2020	956,978	$598.1	$6,698.8	$7,154.0	$(3,013.2)	$(6,555.1)	487	$(55.7)	$169.1
(1) As of September 30, 2020, there was $1.00 billion remaining under our $8.00 billion share repurchase program authorized in June 2018.
See notes to consolidated condensed financial statements.

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2019	1,057,639	$661.0	$6,583.6	$11,395.9	$(3,013.2)	$(5,729.2)	604	$(69.4)	$1,080.4
Net income				6,822.7					25.7
Other comprehensive income (loss), net of tax						(5.3)			11.0
Cash dividends declared per share: $1.29				(1,171.6)
Retirement of treasury shares	(100,018)	(62.4)		(12,065.1)			(100,018)	12,127.5
Purchase of treasury shares							35,017	(4,100.0)
Issuance of stock under employee stock plans, net	2,955	1.8	(205.7)				(74)	8.6
Stock-based compensation			230.8
Acquisition of common stock in exchange offer							65,001	(8,027.5)
Deconsolidation of Elanco									(1,028.9)
Other									(8.4)
Balance at September 30, 2019	960,576	$600.4	$6,608.7	$4,981.9	$(3,013.2)	$(5,734.5)	530	$(60.8)	$79.8

Balance at January 1, 2020	958,056	$598.8	$6,685.3	$4,920.4	$(3,013.2)	$(6,523.6)	530	$(60.8)	$92.2
Net income				4,076.9					95.9
Other comprehensive loss, net of tax						(31.5)
Cash dividends declared per share: $1.48				(1,345.6)
Retirement of treasury shares	(3,627)	(2.3)		(497.7)			(3,627)	500.0
Purchase of treasury shares (1)							3,627	(500.0)
Issuance of stock under employee stock plans, net	2,549	1.6	(206.4)				(43)	5.1
Stock-based compensation			220.3
Other			(0.4)						(19.0)
Balance at September 30, 2020	956,978	$598.1	$6,698.8	$7,154.0	$(3,013.2)	$(6,555.1)	487	$(55.7)	$169.1
(1) As of September 30, 2020, there was $1.00 billion remaining under our $8.00 billion share repurchase program authorized in June 2018.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$4,076.9	$6,822.7
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Gain related to disposition of Elanco (Note 5)	—	(3,680.5)
Depreciation and amortization	956.4	891.9
Change in deferred income taxes	66.2	(23.4)
Stock-based compensation expense	220.3	230.8
Net investment gains	(909.5)	(177.6)
Acquired in-process research and development (Note 3)	294.1	239.6
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(232.2)	(1,763.7)
Other non-cash operating activities, net	212.2	333.1
Net Cash Provided by Operating Activities	4,684.4	2,872.9
Cash Flows from Investing Activities
Net purchases of property and equipment	(933.2)	(707.4)
Proceeds from sales and maturities of short-term investments	118.8	116.3
Purchases of short-term investments	(11.4)	(34.1)
Proceeds from sales of noncurrent investments	574.1	498.4
Purchases of noncurrent investments	(223.7)	(196.7)
Cash paid for acquisitions, net of cash acquired (Note 3)	(849.3)	(6,917.7)
Purchases of in-process research and development	(276.4)	(319.6)
Other investing activities, net	16.3	(480.7)
Net Cash Used for Investing Activities	(1,584.8)	(8,041.5)
Cash Flows from Financing Activities
Dividends paid	(2,017.1)	(1,822.6)
Net change in short-term borrowings	(914.3)	1,058.9
Proceeds from issuance of long-term debt	2,062.3	4,448.3
Repayments of long-term debt	(276.3)	(600.3)
Purchases of common stock	(500.0)	(4,100.0)
Other financing activities, net	(200.2)	(195.2)
Net Cash Used for Financing Activities	(1,845.6)	(1,210.9)
Effect of exchange rate changes on cash and cash equivalents	3.8	(54.9)

Net increase (decrease) in cash and cash equivalents	1,257.8	(6,434.4)
Cash and cash equivalents at January 1 (2019 includes $677.5 of discontinued operations)	2,337.5	7,998.2
Cash and Cash Equivalents at September 30	$3,595.3	$1,563.8
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Tables present dollars in millions, except per-share data)
Note 1: Basis of Presentation and Change in Accounting Principle
Basis of Presentation
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
Change in Accounting Principle for Retirement Benefit Plan Assets
Effective during the third quarter of 2020, we adopted a voluntary change in our method of applying an accounting principle for certain of our retirement benefit plans. Refer to Note 9 for additional information.

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net product revenue	$5,281.1	$4,982.0	$15,762.3	$14,843.0
Collaboration and other revenue (1)	459.5	494.6	1,337.5	1,362.5
Revenue	$5,740.6	$5,476.6	$17,099.8	$16,205.5
(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $31.5 million and $101.5 million during the three and nine months ended September 30, 2020, respectively, and $67.9 million and $163.0 million during the three and nine months ended September 30, 2019, respectively.
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
Adjustments to Revenue
Adjustments to increase (decrease) revenue recognized as a result of changes in estimates for our most significant U.S. sales returns, rebates, and discounts liability balances for products shipped in previous periods were approximately (1 percent) and 1 percent of U.S. revenue during the three and nine months ended September 30, 2020, respectively, and approximately 2 percent and 3 percent of U.S. revenue during the three and nine months ended September 30, 2019, respectively.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	September 30, 2020	December 31, 2019
Contract liabilities	$289.5	$264.6

During the three and nine months ended September 30, 2020 and 2019, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue by product for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
	United States (U.S.)(1)	Outside U.S.	Total	U.S.(1)	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity®	$791.2	$315.4	$1,106.6	$755.5	$256.0	$1,011.5
Humalog® (2)	390.1	266.9	656.9	356.2	292.6	648.9
Jardiance (3)	163.3	147.5	310.8	140.6	100.1	240.7
Humulin®	214.0	91.9	305.9	218.2	103.6	321.8
Basaglar®	178.5	69.7	248.2	202.4	60.8	263.2
Trajenta (4)	19.4	72.3	91.7	60.1	95.4	155.5
Other Diabetes	42.0	20.8	62.9	51.4	19.3	70.7
Total Diabetes	1,798.5	984.5	2,783.0	1,784.4	927.8	2,712.3

Oncology:
Alimta®	291.9	286.1	578.0	282.4	225.9	508.2
Cyramza®	94.5	158.2	252.7	82.5	157.5	240.0
Verzenio®	158.9	75.5	234.4	124.8	32.4	157.2
Erbitux®	122.5	14.0	136.4	113.8	14.8	128.6
Other Oncology	14.7	117.1	131.9	36.7	76.6	113.4
Total Oncology	682.5	650.9	1,333.4	640.2	507.2	1,147.4

Immunology:
Taltz®	326.2	128.3	454.5	250.6	89.4	340.0
Olumiant®	14.5	147.5	162.0	12.1	102.5	114.6
Other Immunology	6.1	4.5	10.6	—	—	—
Total Immunology	346.8	280.3	627.1	262.8	191.8	454.6

Neuroscience:
Cymbalta®	11.1	175.5	186.6	10.3	168.3	178.6
Zyprexa®	21.2	91.5	112.7	11.2	94.2	105.4
Emgality®	81.4	10.1	91.5	45.8	1.9	47.7
Other Neuroscience	26.7	53.2	79.9	27.3	67.7	95.0
Total Neuroscience	140.4	330.3	470.7	94.6	332.1	426.7

Other:
Forteo®	144.6	122.3	266.9	175.1	195.7	370.7
Cialis®	15.1	147.3	162.5	30.9	153.4	184.3
Other	33.5	63.6	97.0	72.2	108.4	180.6
Total Other	193.2	333.2	526.4	278.2	457.5	735.6
Revenue	$3,161.4	$2,579.3	$5,740.6	$3,060.2	$2,416.4	$5,476.6

Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(4) Trajenta revenue includes Jentadueto®.

The following table summarizes revenue by product for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
	U.S. (1)	Outside U.S.	Total	U.S. (1)	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity	$2,673.2	$892.5	$3,565.7	$2,213.2	$706.5	$2,919.7
Humalog (2)	1,070.4	837.4	1,907.8	1,201.0	856.3	2,057.3
Humulin	642.5	292.7	935.2	639.6	302.5	942.1
Basaglar	638.7	203.7	842.3	632.8	172.6	805.4
Jardiance (3)	453.0	387.3	840.3	408.4	267.9	676.2
Trajenta (4)	64.5	197.2	261.7	171.9	269.5	441.4
Other Diabetes	120.7	57.2	177.9	119.7	65.6	185.4
Total Diabetes	5,663.0	2,868.0	8,530.9	5,386.6	2,640.9	8,027.5

Oncology:
Alimta	933.4	743.8	1,677.2	905.8	679.3	1,585.1
Cyramza	277.6	470.8	748.4	247.4	432.7	680.1
Verzenio	430.0	201.1	631.1	323.5	77.0	400.6
Erbitux	356.1	40.6	396.7	364.1	42.3	406.4
Other Oncology	26.0	324.1	350.1	83.1	202.2	285.1
Total Oncology	2,023.1	1,780.4	3,803.5	1,923.9	1,433.5	3,357.3

Immunology:
Taltz	942.9	350.3	1,293.2	699.6	246.7	946.3
Olumiant	39.0	407.7	446.7	29.2	269.9	299.1
Other Immunology	13.2	8.1	21.3	—	—	—
Total Immunology	995.1	766.1	1,761.2	728.8	516.6	1,245.4

Neuroscience:
Cymbalta	30.5	546.5	576.9	38.7	491.2	529.9
Zyprexa	41.5	266.2	307.7	29.8	287.2	317.0
Emgality	229.3	23.6	252.9	91.8	4.5	96.3
Other Neuroscience	53.4	165.7	219.2	89.9	239.5	329.4
Total Neuroscience	354.7	1,002.0	1,356.7	250.2	1,022.4	1,272.6

Other:
Forteo	386.7	405.2	791.9	473.8	570.6	1,044.4
Cialis	64.6	421.6	486.2	209.3	483.4	692.7
Other	144.2	225.2	369.4	230.9	334.6	565.6
Total Other	595.5	1,052.0	1,647.5	914.0	1,388.6	2,302.7
Revenue	$9,631.4	$7,468.5	$17,099.8	$9,203.5	$7,002.1	$16,205.5
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(4) Trajenta revenue includes Jentadueto.
.

The following table summarizes revenue by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue—to unaffiliated customers (1):
U.S. (2)	$3,161.4	$3,060.2	$9,631.4	$9,203.5
Europe	1,046.7	923.4	2,984.4	2,752.0
Japan	660.1	641.5	1,919.1	1,838.4
China	289.1	264.1	796.2	706.2
Other foreign countries	583.2	587.3	1,768.7	1,705.5
Revenue	$5,740.6	$5,476.6	$17,099.8	$16,205.5
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
We also acquired assets in development which are further discussed in this note below in Asset Acquisitions. Upon acquisition, the acquired in-process research and development (IPR&D) charges related to these compounds were immediately expensed because the compounds had no alternative future use. There were no acquired IPR&D charges recognized in the three months ended September 30, 2020. We recognized $294.1 million of acquired IPR&D charges for the nine months ended September 30, 2020. We recognized $77.7 million and $239.6 million of acquired IPR&D charges for the three and nine months ended September 30, 2019, respectively.
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
Assets Acquired and Liabilities Assumed
Our access to Dermira information was limited prior to the acquisition. As a consequence, we are in the process of determining fair values and tax bases of a significant portion of the assets acquired and liabilities assumed, including the identification and valuation of intangible assets, long-term debt, and tax exposures. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date. The final determination may result in asset and liability fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized. Preliminary fair values related to this acquisition included goodwill of $46.8 million, other intangibles of $1.24 billion primarily related to lebrikizumab, deferred income tax liabilities of $55.0 million, and long-term debt of $375.5 million. After the acquisition, we repaid $276.2 million of long-term debt assumed as part of our acquisition of Dermira.

Loxo Acquisition
Overview of Transaction
In February 2019, we acquired all shares of Loxo for a purchase price of $6.92 billion, net of cash acquired. The accelerated vesting of Loxo employee equity awards was recognized as transaction expense included in asset impairment, restructuring, and other special charges during the nine months ended September 30, 2019 (see Note 6).
Under the terms of the agreement, we acquired a pipeline of investigational medicines, including selpercatinib (LOXO-292), an oral RET inhibitor, and LOXO-305, an oral BTK inhibitor. In the second quarter of 2020, the FDA approved selpercatinib (Retevmo®) under its Accelerated Approval regulations and continued approval may be contingent upon verification and description of clinical benefit in confirmatory trials. At the time of approval, we reclassified our $4.60 billion intangible asset for selpercatinib (Retevmo) from indefinite-lived intangible assets to finite-lived intangible assets and began amortizing straight line over its estimated useful life.
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

Asset Acquisitions
The following table and narrative summarize our asset acquisitions during the nine months ended September 30, 2020 and 2019:

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense
Sitryx Therapeutics Limited	Pre-clinical targets that could lead to potential new medicines for autoimmune diseases	March 2020	Pre-clinical	$52.3
AbCellera Biologics Inc.(2)	Neutralizing antibodies for the treatment and prevention of COVID-19	March 2020	Pre-clinical	25.0
Junshi Biosciences Co., Ltd.	Neutralizing antibodies for the treatment and prevention of COVID-19	May 2020	Pre-clinical	20.0
Undisclosed	Pre-clinical target that could lead to potential new medicine	May 2020	Pre-clinical	174.8
Evox Therapeutics Ltd.	Pre-clinical research collaboration for the potential treatment of neurological disorders	June 2020	Pre-clinical	22.0

AC Immune SA	Tau aggregation inhibitor small molecules for the potential treatment of Alzheimer's disease and other neurodegenerative diseases	January 2019 & September 2019(3)	Pre-clinical	$127.1
ImmuNext, Inc.	Novel immunometabolism target	March 2019	Pre-clinical	40.0
Avidity Biosciences, Inc.	Potential new medicines in immunology and other select indications	April 2019	Pre-clinical	25.0
Centrexion Therapeutics Corporation	CNTX-0290, a novel, small molecule somatostain receptor type 4 agonist	July 2019	Phase I	47.5
(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.
(2) We recognized the acquired IPR&D expense of $25.0 million in May 2020 upon closing of the transaction.
(3) We recognized acquired IPR&D expense of $96.9 million in January 2019 upon entering into a license agreement and $30.2 million in September 2019 upon entering into an amendment to the license agreement.

In connection with these arrangements, our partners may be entitled to future royalties and/or commercial milestones based on sales should products be approved for commercialization and/or milestones based on the successful progress of compounds through the development process.
Subsequent Events
In October 2020, we completed the global expansion of our strategic alliance for Tyvyt® (sintilimab injection) with Innovent Biologics, Inc. (Innovent). We and Innovent currently co-commercialize Tyvyt in China. Under the terms of the expanded license agreement, we obtained an exclusive license for Tyvyt for geographies outside of China and plan to pursue registration of Tyvyt in the U.S. and other markets. As a result of the transaction, we will record an acquired IPR&D charge of $200.0 million in the fourth quarter of 2020 associated with the upfront payment due to Innovent. Innovent will be eligible to receive up to $825.0 million in success-based regulatory and sales-based milestones, as well as tiered double digit royalties on net sales for geographies outside of China. Both companies will also retain the right to study Tyvyt in combination with other medicines as part of their own clinical programs.

In October 2020, we acquired Disarm Therapeutics, Inc. (Disarm), a privately-held biotechnology company creating a new class of disease-modifying therapeutics for patients with axonal degeneration. Under the terms of the agreement, we acquired Disarm for an upfront payment of $135.0 million and up to $1.23 billion in additional future payments for potential development, success-based regulatory and sales-based milestones. The accounting impact of this acquisition and the results of the operations of Disarm will be included in our consolidated financial statements beginning in the fourth quarter of 2020.

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
The following table summarizes our net product revenue recognized with respect to Basaglar and collaboration and other revenue recognized with respect to the Jardiance and Trajenta families of products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basaglar	$248.2	$263.2	$842.3	$805.4
Jardiance	310.8	240.7	840.3	676.2
Trajenta	91.7	155.5	261.7	441.4
Olumiant
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte), which provides us the development and commercialization rights to its Janus tyrosine kinase (JAK) inhibitor compound, now known as Olumiant, and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. In the first half of 2020, the agreement was amended to include the potential treatment of COVID-19. Incyte has the right to receive tiered, double digit royalty payments on future global sales with rates ranging up to 20 percent. The agreement calls for payments by us to Incyte associated with certain development, success-based regulatory, and sales-based milestones.
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, milestone payments of $180.0 million were capitalized as intangible assets and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of the reporting period.
As of September 30, 2020, Incyte is eligible to receive up to $130.0 million of additional payments from us contingent upon certain development and success-based regulatory milestones. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
We record our sales of Olumiant to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Olumiant	$162.0	$114.6	$446.7	$299.1
Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain and cancer pain. The companies equally share the ongoing development costs and, if successful, in the U.S. will co-commercialize and equally share in gross margin and certain commercialization expenses. As a result of an amendment to the agreement in the third quarter of 2020, Pfizer will be responsible for commercialization activities and costs outside the U.S., and Lilly has the right to receive tiered royalties in percentages from the high teens to mid-twenties for net sales in Japan as well as low double digit royalties on annual net sales greater than $150.0 million in all other territories outside of the U.S. and Japan. As of September 30, 2020, Pfizer is eligible to receive up to $147.5 million in success-based regulatory milestones based on current development plans and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.
Lebrikizumab
As a result of our acquisition of Dermira, we have a worldwide licensing agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively Roche), which provides us the global development and commercialization rights to lebrikizumab. Roche has the right to receive tiered royalty payments on future global net sales ranging in percentages from high single digits to high teens if the product is successfully commercialized. As of September 30, 2020, Roche is eligible to receive up to $180.0 million of payments from us contingent upon the achievement of success-based regulatory milestones, and up to $1.03 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
As a result of our acquisition of Dermira, we have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We have the right to receive tiered royalty payments on future net sales in Europe ranging in percentages from low double digits to low twenties if the product is successfully commercialized. As of September 30, 2020, we are eligible to receive additional payments of $85.0 million from Almirall contingent upon the achievement of success-based regulatory milestones and up to $1.25 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
As of September 30, 2020, $36.2 million was recorded as a contract liability on the consolidated condensed balance sheet and is expected to be recognized as collaboration and other revenue over the remaining Phase III development period. During the three and nine months ended September 30, 2020, milestones received and collaboration and other revenue recognized were not material.

Note 5: Discontinued Operations
On March 11, 2019, we completed the disposition of our remaining 80.2 percent ownership of Elanco Animal Health (Elanco) common stock through a tax-free exchange offer. As a result, we have presented Elanco as discontinued operations in our consolidated condensed financial statements for all periods presented.
Revenue and net income from discontinued operations for the nine months ended September 30, 2019 were $580.0 million and $3.68 billion, respectively. Net income from discontinued operations for the nine months ended September 30, 2019 included an approximate $3.7 billion gain related to the disposition of Elanco.
The gain related to the disposition of Elanco in the consolidated condensed statement of cash flows included the operating results of Elanco through the disposition date, which were not material. Net cash flows of our discontinued operations for operating and investing activities for the nine months ended September 30, 2019 were not material.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Severance	$144.4	$—	$154.2	$(3.6)
Asset impairment (recovery) and other special charges	(43.0)	—	7.1	427.5
Total asset impairment, restructuring, and other special charges	$101.4	$—	$161.3	$423.9

Severance costs recognized during the three and nine months ended September 30, 2020 were incurred as a result of actions taken worldwide to reduce our cost structure. Substantially all of the severance costs incurred during the three months ended September 30, 2020 are expected to be paid in the next 12 months.
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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At September 30, 2020, we had outstanding foreign currency forward commitments to purchase 367.5 million U.S. dollars and sell 312.3 million euro, commitments to purchase 2.56 billion euro and sell 3.01 billion U.S. dollars, commitments to purchase 302.3 million U.S. dollars and sell 31.81 billion Japanese yen, and commitments to purchase 226.2 million British pounds and sell 290.7 million U.S. dollars, which will all settle within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $5.74 billion and $5.49 billion as of September 30, 2020 and December 31, 2019, respectively, of which $4.29 billion and $4.10 billion have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, we had outstanding cross currency swaps with notional amounts of $3.16 billion swapping U.S. dollars to euro and $1.00 billion swapping Swiss francs to U.S. dollars which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated floating rate debt to foreign-denominated floating rate debt, have also been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At September 30, 2020, substantially all of our total long-term debt is fixed rate. We have converted approximately 9 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss), and upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of September 30, 2020, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.75 billion, which have settlement dates ranging between 2023 and 2025.
In May 2020, we issued $1.00 billion of 2.25 percent fixed-rate notes due in May 2050, with interest to be paid semi-annually. We used the net proceeds from the sale of these notes for general corporate purposes, including the repayment of outstanding commercial paper.
In August 2020, we issued $850.0 million of 2.50 percent fixed-rate notes due in September 2060 and an additional $250.0 million of our 2.25 percent fixed-rate notes due in May 2050, with interest to be paid semi-annually. We used the net proceeds from the sale of these notes for general corporate purposes, including the repayment of outstanding commercial paper.

The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value hedges:
Effect from hedged fixed-rate debt	$(14.0)	$49.5	$110.4	$148.1
Effect from interest rate contracts	14.0	(49.5)	(110.4)	(148.1)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	4.1	2.8	12.3	10.6
Cross-currency interest rate swaps	(30.2)	47.4	(54.6)	2.9
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	(54.2)	52.6	(82.8)	93.0
Total	$(80.3)	$102.8	$(125.1)	$106.5

During the three and nine months ended September 30, 2020 and 2019, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net investment hedges:
Foreign currency-denominated notes	$(181.1)	$89.3	$(186.0)	$112.6
Cross-currency interest rate swaps	(110.4)	89.0	(55.4)	123.1
Cash flow hedges:
Forward-starting interest rate swaps	99.6	(32.7)	(231.9)	(44.4)
Cross-currency interest rate swaps	6.6	16.6	(58.3)	(20.8)

During the next 12 months, we expect to reclassify $16.7 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three and nine months ended September 30, 2020 and 2019, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at September 30, 2020 and December 31, 2019 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2020
Cash equivalents	$2,374.2	$2,374.2	$2,374.2	$—	$—	$2,374.2

Short-term investments:
U.S. government and agency securities	$11.8	$11.7	$11.8	$—	$—	$11.8
Corporate debt securities	5.5	5.5	—	5.5	—	5.5
Asset-backed securities	3.6	3.6	—	3.6	—	3.6
Other securities	14.1	14.1	—	—	14.1	14.1
Short-term investments	$35.0

Noncurrent investments:
U.S. government and agency securities	$73.2	$68.5	$73.2	$—	$—	$73.2
Corporate debt securities	137.5	128.0	—	137.5	—	137.5
Mortgage-backed securities	104.3	99.2	—	104.3	—	104.3
Asset-backed securities	25.4	24.8	—	25.4	—	25.4
Other securities	97.8	31.4	—	—	97.8	97.8
Marketable equity securities	1,258.4	275.2	1,258.4	—	—	1,258.4
Equity investments without readily determinable fair values (2)	339.5
Equity method investments (2)	440.1
Noncurrent investments	$2,476.2

December 31, 2019
Cash equivalents	$1,025.4	$1,025.4	$1,025.4	$—	$—	$1,025.4

Short-term investments:
U.S. government and agency securities	$7.2	$7.2	$7.2	$—	$—	$7.2
Corporate debt securities	81.4	81.1	—	81.4	—	81.4
Asset-backed securities	2.6	2.6	—	2.6	—	2.6
Other securities	9.8	9.8	—	—	9.8	9.8
Short-term investments	$101.0

Noncurrent investments:
U.S. government and agency securities	$77.2	$76.3	$77.2	$—	$—	$77.2
Corporate debt securities	271.1	267.8	—	271.1	—	271.1
Mortgage-backed securities	101.1	99.6	—	101.1	—	101.1
Asset-backed securities	30.0	29.6	—	30.0	—	30.0
Other securities	60.0	27.4	—	—	60.0	60.0
Marketable equity securities	718.6	254.4	718.6	—	—	718.6
Equity investments without readily determinable fair values (2)	405.0
Equity method investments (2)	299.4
Noncurrent investments	$1,962.4
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
September 30, 2020	$(579.9)	$—	$(578.8)	$—	$(578.8)
December 31, 2019	(1,494.2)	—	(1,491.6)	—	(1,491.6)
Long-term debt, including current portion
September 30, 2020	$(16,342.2)	$—	$(16,148.2)	$—	$(16,148.2)
December 31, 2019	(13,823.0)	—	(15,150.0)	—	(15,150.0)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2020
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	$182.4	$—	$182.4	$—	$182.4
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	21.1	—	21.1	—	21.1
Other noncurrent liabilities	(201.8)	—	(201.8)	—	(201.8)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	2.2	—	2.2	—	2.2
Other noncurrent assets	34.1	—	34.1	—	34.1
Other current liabilities	(30.3)	—	(30.3)	—	(30.3)
Other noncurrent liabilities	(43.6)	—	(43.6)	—	(43.6)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	5.5	—	5.5	—	5.5
Other noncurrent liabilities	(26.4)	—	(26.4)	—	(26.4)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	8.5	—	8.5	—	8.5
Other current liabilities	(16.4)	—	(16.4)	—	(16.4)

December 31, 2019
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	72.0	—	72.0	—	72.0
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	43.3	—	43.3	—	43.3
Cross-currency interest rate contracts designated as net investment hedges:
Other noncurrent assets	45.1	—	45.1	—	45.1
Other current liabilities	(21.4)	—	(21.4)	—	(21.4)
Other noncurrent liabilities	(5.7)	—	(5.7)	—	(5.7)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	3.0	—	3.0	—	3.0
Other noncurrent liabilities	(20.1)	—	(20.1)	—	(20.1)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	18.4	—	18.4	—	18.4
Other current liabilities	(11.9)	—	(11.9)	—	(11.9)

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
We determine our Level 1 and Level 2 fair value measurements based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. Level 3 fair value measurements for other investment securities are determined using unobservable inputs, including the investments' cost adjusted for impairments and price changes from orderly transactions. The fair values of equity method investments and investments measured under the measurement alternative for equity investments that do not have readily determinable fair values are not readily available. As of September 30, 2020, we had approximately $615 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of September 30, 2020:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$361.2	$20.9	$110.2	$94.0	$136.1

The net gains recognized in our consolidated condensed statements of operations for equity securities were $142.5 million and $884.7 million for the three and nine months ended September 30, 2020, respectively, and $26.4 million and $182.4 million for the three and nine months ended September 30, 2019, respectively. The net gains/losses recognized during the three and nine months ended September 30, 2020 and 2019 on equity securities sold during the respective periods were not material.
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded during the three and nine months ended September 30, 2020 and 2019 were not material.
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses in accumulated other comprehensive loss follows:

	September 30, 2020	December 31, 2019
Unrealized gross gains	$20.8	$10.3
Unrealized gross losses	0.8	4.0
Fair value of securities in an unrealized gain position	335.4	429.5
Fair value of securities in an unrealized loss position	25.7	141.1

We periodically assess our investment in available-for-sale securities for other-than-temporary impairment losses. Other-than-temporary impairment losses were not material in the three and nine months ended September 30, 2020 and 2019.
For debt securities, the amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Credit losses related to debt securities were not material in the three and nine months ended September 30, 2020.
As of September 30, 2020, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 94 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of September 30, 2020, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.
Activity related to our available-for-sale securities, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$14.0	$46.5	$246.8	$365.9
Realized gross gains on sales	0.4	0.9	4.0	4.7
Realized gross losses on sales	0.2	—	8.2	2.0

Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and, risk related to, the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $708.1 million and $678.8 million of accounts receivable as of September 30, 2020 and December 31, 2019, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated condensed results of operations for the three and nine months ended September 30, 2020 and 2019 were not material.

Note 8: Income Taxes
The effective tax rate was 15.9 percent for the three months ended September 30, 2020, compared with 10.8 percent for the three months ended September 30, 2019. The effective tax rate was 14.4 percent for the nine months ended September 30, 2020, compared with 12.8 percent for the nine months ended September 30, 2019. The higher effective tax rates for the three and nine months ended September 30, 2020 were driven primarily by a mix of earnings in higher tax jurisdictions and a lower net discrete tax benefit compared to the same period in 2019.
During the fourth quarter of 2019, the Internal Revenue Service began its examination of tax years 2016-2018. Because this examination is still in the early stages of information gathering, the resolution of the audit will likely extend beyond the next 12 months.

Note 9: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$81.7	$62.4	$243.4	$187.8
Interest cost	106.6	121.0	319.0	364.4
Expected return on plan assets	(229.5)	(208.9)	(671.4)	(630.2)
Amortization of prior service cost	1.1	1.5	3.2	4.5
Recognized actuarial loss	58.4	70.9	286.5	213.6
Net periodic benefit cost	$18.3	$46.9	$180.7	$140.1

	Retiree Health Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit income:
Service cost	$10.2	$9.1	$30.6	$27.2
Interest cost	10.9	14.5	32.8	43.5
Expected return on plan assets	(40.3)	(35.9)	(115.1)	(107.8)
Amortization of prior service benefit	(21.9)	(15.7)	(51.6)	(47.2)
Recognized actuarial loss	0.7	0.4	2.1	1.3
Net periodic benefit income	$(40.4)	$(27.6)	$(101.2)	$(83.0)
We contributed approximately $20 million to satisfy minimum funding requirements to our defined benefit pension and retiree health benefit plans during the nine months ended September 30, 2020. We contributed $200 million in discretionary funding during the nine months ended September 30, 2020. During the remainder of 2020, we expect to make contributions of approximately $5 million to our defined benefit pension and retiree health plans to satisfy minimum funding requirements.
Effective during the third quarter of 2020, we adopted a voluntary change in our method of applying an accounting principle for certain of our retirement benefit plans. The new accounting method changes the computation of expected returns on U.S. Dollar denominated investment grade debt securities and derivatives in such plans from a calculated value that includes changes in the fair values over a period of five years to actual fair value. This change in accounting principle is preferable because changes in the fair value of this class of assets will be amortized into net periodic pension and retiree health cost sooner. No change is being made to the accounting principle for the other classes of pension assets. The impact of the adoption of this change in accounting method was not material to our historical and current financial statements.

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
U.S. Patent Litigation
Alimta is protected by a vitamin regimen patent until 2021, plus pediatric exclusivity through May 2022. In June 2018, the U.S. District Court for the Southern District of Indiana ruled in our favor in two cases, finding Dr. Reddy's Laboratories, Ltd. and Dr. Reddy's Laboratories, Inc.'s (collectively, Dr. Reddy) and Hospira, Inc.'s (Hospira) proposed products using an alternative form of pemetrexed (the active ingredient in Alimta) would infringe our method of use patent under the doctrine of equivalents. In August 2019, the U.S. Court of Appeals for the Federal Circuit affirmed that ruling, and in November 2019, the appeals court denied Dr. Reddy and Hospira’s petition for a rehearing. In June 2020, the U.S. Supreme Court denied Dr. Reddy and Hospira’s petitions to review the case and this litigation has ended.
We have one additional lawsuit pending in federal court in which we allege infringement against Apotex Inc. (Apotex) in response to its application to market products using alternative forms of pemetrexed. In December 2019, the U.S. District Court for the Southern District of Indiana granted our motion for summary judgment of infringement under the doctrine of equivalents against Apotex. Apotex has appealed that ruling to the U.S. Court of Appeals for the Federal Circuit, with argument scheduled in November 2020. We had filed a similar lawsuit against Actavis LLC in the U.S. District Court for the Southern District of Indiana, which has been administratively closed.
In December 2019, we settled a lawsuit we filed against Eagle Pharmaceuticals, Inc. (Eagle) in response to its application to market a product using an alternative form of pemetrexed. Per the settlement agreement, Eagle has a limited initial entry into the market with its product starting February 2022 (up to an approximate three-week supply) and subsequent unlimited entry starting April 2022.
European Patent Litigation
Legal proceedings are ongoing regarding our Alimta patents in various national courts throughout Europe. We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets (including generics currently on the market at risk in France and the Netherlands) and that additional generic competitors may choose to launch at risk. Following a final decision in the Supreme Court of Germany in July 2020 overturning the lower court and upholding the validity of our Alimta patent, several generics that were on the market at risk left. We have removed the remaining generics from the market by obtaining preliminary injunctions in our favor. In September 2020, the Paris Court of First Instance in France issued a final decision upholding the validity of our Alimta patent and found infringement by Fresenius Kabi’s (Kabi) pemetrexed product. The court issued an injunction against Kabi and provisionally awarded us damages. We will continue to pursue injunctions to remove remaining generics from the market in France. In late October 2020, the Court of Appeal of the Netherlands ruled in Lilly's favor and reinstated an order against Kabi prohibiting it from continuing to market its generic pemetrexed product in the Netherlands. Kabi's generic pemetrexed product was the only at risk generic on the market in the Netherlands.
Our vitamin regimen patents have also been challenged in other smaller European jurisdictions. We will continue to seek to remove any generic pemetrexed products launched at risk in other European markets, seek damages with respect to such launches, and defend our patents against validity challenges.

Japanese Administrative Proceedings
Three separate sets of demands for invalidation of our two Japanese vitamin regimen patents, involving several companies, have been filed with the Japanese Patent Office (JPO). The JPO has rejected demands for invalidation by Sawai Pharmaceutical Co., Ltd. and Nipro Corporation, and both rejections have been affirmed on appeal. In October 2020, the JPO issued notices closing the last remaining set of demands brought by Hospira, and Hospira has requested withdrawal of its demands for invalidation. These patents provide intellectual property protection for Alimta until June 2021. Notwithstanding our patents, generic versions of Alimta received regulatory approval in Japan starting in February 2016. We do not currently anticipate that generic versions of Alimta will proceed to pricing approval prior to our patent’s expiration.
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
Taltz Patent Litigation
We were named as a defendant in litigation filed by Genentech, Inc. (Genentech) in Germany seeking a ruling that Genentech’s patent would be infringed by our continued sales of Taltz in Germany. After it sold its patent rights to Novartis Pharma AG (Novartis) in June 2020, Genentech withdrew its infringement litigation and Novartis subsequently filed litigation against us in Germany asserting infringement based on sales of Taltz. We expect a trial to assess Novartis’ German infringement claims to take place in May 2021. We are also named in litigation in the U.K. in which Genentech asserted similar claims regarding its corresponding U.K. patent. We believe these lawsuits are without merit and are defending against them vigorously.
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
Other Matters
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
Our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the labor court judge ruled against Lilly Brasil, ordering it to undertake several actions of unspecified financial impact, including paying lifetime health coverage for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. We appealed this decision. In July 2018, the appeals court affirmed the labor court's ruling with the total financial impact of the ruling estimated to be approximately 500 million Brazilian real (approximately $90 million as of September 30, 2020). The appeals court restricted the broad health coverage awarded by the labor court to health problems that claimants could show arose from exposure to the alleged contamination. In August 2019, Lilly Brasil filed an appeal to the superior labor court. In September 2019, the appeals court stayed a number of elements of its prior decision, including the obligation to provide health coverage for contractors, their children, and children of employees who worked at the Cosmopolis facility, pending the determination of Lilly Brasil’s appeal to the superior labor court.
In June 2019, the Labor Attorney filed an application in the labor court for enforcement of the healthcare coverage granted by the appeals court in its July 2018 ruling and requested restrictions on Lilly Brasil’s assets in Brazil. In July 2019, the labor court issued a ruling requiring either a freeze of Lilly Brasil’s immovable property or, alternatively, a security deposit of 500 million Brazilian real. Lilly Brasil filed a writ of mandamus challenging this ruling, but the court stayed its decision on this writ and instead directed the parties to attend conciliation hearings, a process that concluded unsuccessfully in September 2020. The labor court also stayed the Labor Attorney’s application to enforce the previous healthcare coverage ruling until after the appeals court ruled on the various motions pending before it. As the conciliation hearings have been unsuccessful, we have filed a brief to strike the Labor Attorney’s application to enforce the previous healthcare coverage. Lilly Brasil is currently awaiting a determination as to whether its application seeking leave to appeal to the superior labor court has been successful.
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
Pricing Litigation, Investigations, and Inquiries
Litigation
We, along with Sanofi-Aventis U.S. LLC (Sanofi) and Novo Nordisk, Inc. (Novo Nordisk) are named as defendants in a consolidated purported class action lawsuit, In re. Insulin Pricing Litigation, in the U.S. District Court for the District of New Jersey relating to insulin pricing seeking damages under various state consumer protection laws and the Federal Racketeer Influenced and Corrupt Organization Act (federal RICO Act). Separately, we, along with Sanofi and Novo Nordisk, are named as defendants in MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC et al., in the same court, seeking damages under various state consumer protection laws, common law fraud, unjust enrichment, and the federal RICO Act. In both In re. Insulin Pricing Litigation and the MSP Recovery Claims litigation, the court dismissed claims under the federal RICO Act and certain state laws. Also in the same court, we, along with Sanofi, Novo Nordisk, CVS, Express Scripts, and Optum, have been sued in a purported class action, FWK Holdings, LLC v. Novo Nordisk Inc., et al., for alleged violations of the federal RICO Act as well as the New Jersey RICO Act and anti-trust law. That same group of defendants, along with Medco Health and United Health Group, also have been sued in other purported class actions in the same court, Rochester Drug Co-Operative Inc. v. Eli Lilly & Co. et al. and Value Drug Co. v. Eli Lilly & Co. et al., for alleged violations of the federal RICO Act. In September 2020, the U.S. District Court for the District of New Jersey granted plaintiffs’ motion to consolidate FWK Holdings, LLC v. Novo Nordisk Inc., et al., Rochester Drug Co-Operative Inc. v. Eli Lilly & Co. et al., and Value Drug Co. v. Eli Lilly & Co. et al.
The Minnesota Attorney General’s Office has initiated litigation against us, Sanofi, and Novo Nordisk, State of Minnesota v. Sanofi-Aventis U.S. LLC et al., in the U.S. District Court for the District of New Jersey, alleging unjust enrichment, violations of various Minnesota state consumer protection laws, and the federal RICO Act. Additionally, the Kentucky Attorney General’s Office filed a complaint against us, Sanofi, and Novo Nordisk, Commonwealth of Kentucky v. Novo Nordisk, Inc. et al., in Kentucky state court, alleging violations of the Kentucky consumer protection law, false advertising, and unjust enrichment. Harris County in Texas initiated litigation against us, Sanofi, Novo Nordisk, Express Scripts, CVS, Optum, and Aetna, County of Harris Texas v. Eli Lilly & Co., et al., in federal court in the Southern District of Texas alleging violations of the federal RICO Act, federal and state anti-trust law, and the state deceptive trade practices-consumer protection act. Harris County also alleges common law claims such as fraud, unjust enrichment, and civil conspiracy. This lawsuit relates to our insulin products as well as Trulicity.
We believe all of these claims are without merit and are defending against them vigorously.
Investigations, Subpoenas, and Inquiries
We have received a subpoena from the New York Attorney General’s Office and civil investigative demands from the Washington, New Mexico, and Colorado Attorney General Offices relating to the pricing and sale of our insulin products. The Offices of the Attorney General in Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada have requested information relating to the pricing and sale of our insulin products. We also received interrogatories and a subpoena from the California Attorney General's Office regarding our competition in the long-

acting insulin market. We received two requests from the House of Representatives’ Committee on Energy and Commerce and a request from the Senate’s Committee on Health, Education, Labor, and Pensions, seeking certain information related to the pricing of insulin products, among other issues. We also received requests from the House of Representatives’ Committee on Oversight and Reform and the Senate’s Committee on Finance, which seek detailed commercial information and business records. We are cooperating with all of these aforementioned investigations, subpoenas, and inquiries.
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

Note 11: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended September 30, 2020 and 2019:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2020	$(1,722.5)	$15.1	$(4,454.9)	$(520.6)	$(6,682.9)
Other comprehensive income (loss) before reclassifications	30.3	0.8	(19.6)	82.9	94.4
Net amount reclassified from accumulated other comprehensive loss	—	(0.2)	30.3	3.3	33.4
Net other comprehensive income (loss)	30.3	0.6	10.7	86.2	127.8
Balance at September 30, 2020	$(1,692.2)	$15.7	$(4,444.2)	$(434.4)	$(6,555.1)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2019	$(1,570.0)	$4.5	$(3,763.3)	$(271.7)	$(5,600.5)
Other comprehensive income (loss) before reclassifications	(192.0)	1.5	21.3	(12.7)	(181.9)
Net amount reclassified from accumulated other comprehensive loss	—	0.6	45.1	2.2	47.9
Net other comprehensive income (loss)	(192.0)	2.1	66.4	(10.5)	(134.0)
Balance at September 30, 2019	$(1,762.0)	$6.6	$(3,696.9)	$(282.2)	$(5,734.5)

The following tables summarize the activity related to each component of other comprehensive income (loss) during the nine months ended September 30, 2020 and 2019:

	Continuing Operations
(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Discontinued Operations	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(1,678.0)	$4.9	$(4,638.6)	$(211.9)	$—	$(6,523.6)
Other comprehensive income (loss) before reclassifications	(14.2)	7.6	4.6	(232.3)	—	(234.3)
Net amount reclassified from accumulated other comprehensive loss	—	3.2	189.8	9.8	—	202.8
Net other comprehensive income (loss)	(14.2)	10.8	194.4	(222.5)	—	(31.5)
Balance at September 30, 2020	$(1,692.2)	$15.7	$(4,444.2)	$(434.4)	$—	$(6,555.1)

	Continuing Operations
(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Discontinued Operations	Accumulated Other Comprehensive Loss
Balance at January 1, 2019 (1)	$(1,569.7)	$(22.1)	$(3,852.7)	$(238.9)	$(56.8)	$(5,740.2)
Other comprehensive income (loss) before reclassifications	(192.3)	26.7	19.0	(51.7)	(27.2)	(225.5)
Net amount reclassified from accumulated other comprehensive loss	—	2.0	136.8	8.4	84.0	231.2
Net other comprehensive income (loss)	(192.3)	28.7	155.8	(43.3)	56.8	5.7
Balance at September 30, 2019	$(1,762.0)	$6.6	$(3,696.9)	$(282.2)	$—	$(5,734.5)
(1) Accumulated other comprehensive loss as of January 1, 2019 consists of $5.73 billion of accumulated other comprehensive loss attributable to controlling interest and $11.0 million of accumulated other comprehensive loss attributable to noncontrolling interest.

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tax benefit (expense)	2020	2019	2020	2019
Foreign currency translation gains/losses	$46.0	$(5.1)	$34.9	$(17.1)
Unrealized net gains/losses on securities	(0.2)	(0.5)	(3.0)	(7.4)
Defined benefit pension and retiree health benefit plans	11.8	(17.4)	(32.8)	(42.2)
Effective portion of cash flow hedges	(22.9)	2.7	59.1	11.4
Benefit (provision) for income taxes allocated to other comprehensive income (loss) items	$34.7	$(20.3)	$58.2	$(55.3)

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

Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2020	2019	2020	2019
Amortization of retirement benefit items:
Prior service benefits, net	$(20.8)	$(14.2)	$(48.4)	$(42.7)	Other–net, (income) expense
Actuarial losses, net	59.1	71.3	288.6	214.9	Other–net, (income) expense
Total before tax	38.3	57.1	240.2	172.2
Tax benefit	(8.0)	(12.0)	(50.4)	(35.4)	Income taxes
Net of tax	30.3	45.1	189.8	136.8

Other, net of tax	3.1	2.8	13.0	10.4	Other–net, (income) expense
Reclassifications from continuing operations (net of tax)	33.4	47.9	202.8	147.2
Reclassifications from discontinued operations (net of tax)	—	—	—	84.0	Net income from discontinued operations
Total reclassifications for the period (net of tax)	$33.4	$47.9	$202.8	$231.2

Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$89.6	$107.4	$270.4	$304.7
Interest income	(5.8)	(17.3)	(27.2)	(67.2)
Retirement benefit plans	(114.0)	(52.2)	(194.5)	(157.9)
Other income	(128.7)	(13.0)	(743.6)	(108.3)
Other–net, (income) expense	$(158.9)	$24.9	$(694.9)	$(28.7)
For the three and nine months ended September 30, 2020, other income is primarily related to net gains on investments (see Note 7).

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
COVID-19
In response to the COVID-19 pandemic, we have been focused on the following: maintaining a reliable supply of our medicines; reducing the strain on the medical system; developing potential treatments for COVID-19; keeping our employees safe; supporting our communities; and affordability of and access to our medicines, particularly insulin.
Our consolidated operating results during the nine months ended September 30, 2020 were negatively impacted by the COVID-19 pandemic, including as a result of decreases in new prescriptions. The COVID-19 pandemic could continue to have a negative impact on our business in the future depending upon the duration and depth of the effects of the pandemic. We have experienced negative impacts due to the COVID-19 pandemic, including decreases in new prescriptions as a result of fewer patient visits to physician’s offices to begin or change treatment and changes in payer segment mix and the use of patient affordability programs in the United States (U.S.) due to rising unemployment. Additionally, we may experience decreased demand as a result of temporarily halting in-person interactions by our employees with healthcare providers and potential additional pricing pressures resulting from the fiscal strain on government-funded healthcare systems around the world.
We remain committed to discovering and developing new treatments for the patients we serve. At the beginning of the pandemic we paused new clinical trial starts and enrollment in new trials in order to reduce the strain on the medical system, and in recent months we have resumed this activity in the majority of our clinical trials. The clinical trials for molecules in our late-stage pipeline are continuing, and currently we do not expect further delays as a result of COVID-19. In addition, we have made meaningful progress in developing potential COVID-19 treatments, including bamlanivimab (LY-CoV555), etesevimab (LY-CoV016), and baricitinib. We have submitted requests for Emergency Use Authorization for bamlanivimab monotherapy in higher-risk patients who have been recently diagnosed with mild-to-moderate COVID-19 and for baricitinib in combination with remdesivir in hospitalized COVID-19 patients. We are actively working with a variety of organizations, including governmental agencies, to facilitate access to our potential COVID-19 treatments in various countries. However, unexpected delays in the timing of our clinical trials, or in regulatory reviews, could adversely affect our ability to commercialize some assets in our product pipeline if the current pandemic continues for a protracted period.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. We have taken steps to protect our employees worldwide, with particular measures in place for those working in our manufacturing sites and distribution facilities. For the nine months ended September 30, 2020, we were able to largely maintain our normal operations. However, uncertainty resulting from the COVID-19 pandemic could have an adverse impact on our manufacturing operations, supply chain and distribution systems, which could impact our ability to produce and distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, and could increase our expenses. In addition, we are resuming in-person promotional activities when determined safe to do so.

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
The degree to which the COVID-19 pandemic will continue to impact our future business operations, financial results and liquidity will depend on future developments, is highly uncertain, and cannot be predicted due to, among other things, the duration and spread of additional COVID-19 outbreaks, their severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. Should the COVID-19 pandemic and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity, and cash flows could be materially impacted by lower revenues and profitability and a lower likelihood of effectively and efficiently developing and launching new medicines. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on risk factors that could impact our results.
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
Financial Results
The following table summarizes our key operating results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent Change	2020	2019	Percent Change
Revenue	$5,740.6	$5,476.6	5	$17,099.8	$16,205.5	6
Gross margin	4,414.2	4,301.6	3	13,336.3	12,766.9	4
Gross margin as a percent of revenue	76.9%	78.5%		78.0%	78.8%
Operating expenses	$3,034.5	$2,793.2	9	$8,815.0	$8,529.3	3
Acquired in-process research and development (IPR&D)	—	77.7	NM	294.1	239.6	23
Asset impairment, restructuring, and other special charges	101.4	—	NM	161.3	423.9	(62)
Net income from continuing operations	1,208.4	1,253.9	(4)	4,076.9	3,142.2	30
Net income	1,208.4	1,253.9	(4)	4,076.9	6,822.7	(40)
EPS from continuing operations	1.33	1.37	(3)	4.47	3.33	34
EPS	1.33	1.37	(3)	4.47	7.24	(38)
NM - not meaningful
Revenue increased for the three and nine months ended September 30, 2020 primarily driven by increase in volume, partially offset by a decrease in realized prices. Operating expenses, defined as the sum of research and development and marketing, selling, and administrative expenses, increased for the three and nine months ended September 30, 2020, primarily due to higher research and development and marketing expenses. The decrease in net income and EPS for the three months ended September 30, 2020 was primarily driven by higher operating expenses and higher asset impairment, restructuring, and other special charges, partially offset by higher other income primarily due to higher net gains on investment securities and higher gross margin. The decrease in net income and EPS for the nine months ended September 30, 2020 was primarily driven by approximately $3.7 billion gain recognized on the disposition of Elanco in the first quarter of 2019, partially offset by higher other income and higher gross margin.

The following highlighted items also affect comparisons of our financial results for the three and nine months ended September 30, 2020 and 2019:
2020
Acquired IPR&D (Note 3 to the consolidated condensed financial statements)
•We recognized acquired IPR&D charges of $294.1 million for the nine months ended September 30, 2020 related to both the acquisition of a pre-clinical stage company as well as collaborations with Sitryx Therapeutics Limited (Sitryx), AbCellera Biologics Inc. (AbCellera), Evox Therapeutics Ltd (Evox), and Shanghai Junshi Biosciences Co., Ltd. (Junshi Biosciences).
Asset Impairment, Restructuring, and Other Special Charges (Note 6 to the consolidated condensed financial statements)
•We recognized charges of $101.4 million and $161.3 million for the three and nine months ended September 30, 2020, respectively. The charges for the three and nine months ended September 30, 2020 were primarily related to severance costs incurred as a result of actions taken worldwide to reduce our cost structure.
2019
Acquired IPR&D (Note 3 to the consolidated condensed financial statements)
•We recognized acquired IPR&D charges of $77.7 million and $239.6 million for the three and nine months ended September 30, 2019, respectively. The charge for the three months ended September 30, 2019 was related to the collaborations with Centrexion Therapeutics Corporation (Centrexion) and AC Immune SA (AC Immune). The charges for the nine months ended September 30, 2019 also included charges related to collaborations with ImmuNext, Inc. (ImmuNext) and Avidity Biosciences, Inc. (Avidity).
Asset Impairment, Restructuring, and Other Special Charges (Note 6 to the consolidated condensed financial statements)
•We recognized charges of $423.9 million for the nine months ended September 30, 2019 primarily associated with the accelerated vesting of Loxo Oncology, Inc. (Loxo) employee equity awards as a result of the closing of the acquisition of Loxo.
Net Income from Discontinued Operations (Note 5 to the consolidated condensed financial statements)
•We recognized a gain related to the disposition of Elanco of approximately $3.7 billion for the nine months ended September 30, 2019.
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

Selpercatinib (Retevmo®) (Q2 2020)—an oral drug for the treatment of patients with cancers that harbor abnormalities in the rearranged during transfection (RET) kinase, specifically thyroid cancer and lung cancer.
Ultra-rapid Lispro* (Lyumjev®) (Q1 2020)—an ultra-rapid insulin for the treatment of type 1 and type 2 diabetes.
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
Bamlanivimab (Q3 2020) - a monoclonal antibody directed against the spike protein of SARS-CoV-2 for the prevention and treatment of COVID-19.
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
The following NME is currently in potential registrational Phase II clinical trial testing for potential use in the condition described below but has not yet been submitted for regulatory approval for any indication. The first quarter in which the NME initially entered potential registrational Phase II clinical trial testing is shown in parentheses:
Etesevimab* (Q3 2020) - a neutralizing antibody in combination with bamlanivimab for the treatment of COVID-19.
*    Biologic molecule subject to the U.S. Biologics Price Competition and Innovation Act
**    Diagnostic agent
The following table reflects the status of the recently approved products, NMEs, and diagnostic agent set forth above, as well as certain other developments to our late-stage pipeline since January 1, 2020:

Compound	Indication	U.S.	Europe	Japan	Developments
Endocrinology
Baqsimi	Severe hypoglycemia	Launched			Approved in Japan in the first quarter of 2020. Launched in Europe in the second quarter of 2020. Launched in Japan in October 2020.
Tirzepatide	Type 2 diabetes	Phase III			Phase III trials are ongoing.
	Obesity	Phase III			Phase III trials are ongoing.
Lyumjev	Type 1 and 2 diabetes	Launched			Approved in Europe and Japan in the first quarter of 2020. Approved in the U.S. in the second quarter of 2020. Launched in Japan in the second quarter of 2020. Launched in the U.S. and Europe in the third quarter of 2020.

Compound	Indication	U.S.	Europe	Japan	Developments
Immunology
Bamlanivimab	COVID-19	Phase III	In development
Phase III trials were initiated during the third quarter of 2020. Submitted an initial request to the U.S. Food and Drug Administration (FDA) for Emergency Use Authorization for monotherapy in higher-risk patients who have been recently diagnosed with mild-to-moderate COVID-19.

Etesevimab	COVID-19	In development			In combination with bamlanivimab, potential registrational Phase II trial was initiated during the third quarter of 2020.
Lebrikizumab	Atopic dermatitis	Phase III			Acquired in the Dermira acquisition in February 2020. Granted Fast Track Designation(1) by the FDA. Phase III trials are ongoing.
Mirikizumab	Crohn's Disease	Phase III			Phase III trials are ongoing.
	Psoriasis	Phase III			Announced in the third quarter of 2020 that Phase III trials met the primary and all key secondary endpoints. Additional Phase III trials are ongoing.
	Ulcerative colitis	Phase III			Phase III trials are ongoing.
Neuroscience
Emgality	Cluster headache	Launched	Not approved	Not pursuing approval	European Medicines Agency did not approve in the second quarter of 2020. We do not plan to pursue approval in Europe.
	Migraine prevention	Launched		Submitted	Submitted to Japanese regulatory authorities in the first quarter of 2020.
Tauvid	Alzheimer's disease diagnostic	Approved	Not pursuing approval		Approved in the U.S. in the second quarter of 2020.
Reyvow	Acute treatment of migraine	Launched	Phase III		Received Schedule V classification from the Drug Enforcement Agency and launched in the U.S. in the first quarter of 2020.
Solanezumab	Preclinical Alzheimer's disease	Phase III			Announced in the first quarter of 2020 that a Phase III trial for people with dominantly inherited Alzheimer's disease (DIAD) did not meet the primary endpoint. We do not plan to pursue submission for DIAD. Phase III trial is ongoing for Anti-Amyloid Treatment in Asymptomatic Alzheimer's.

Compound	Indication	U.S.	Europe	Japan	Developments
Tanezumab	Osteoarthritis pain	Submitted		Phase III	In collaboration with Pfizer, we submitted to the FDA in the fourth quarter of 2019, submitted in Europe in the first quarter of 2020, and intend to pursue submission in Japan in 2020. The FDA intends to hold an Advisory Committee meeting, which is expected to occur in March 2021, to discuss the submission.
	Cancer pain	Phase III			Phase III trial is ongoing.
Oncology
Retevmo	Thyroid cancer	Launched	Submitted	Phase III	Granted accelerated approval(2) by the FDA based on Phase II data and launched in the U.S. in the second quarter of 2020. Phase III trials are ongoing.
	Lung cancer	Launched	Submitted	Phase III
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
The Alimta® vitamin regimen patents, which we expect to provide us with patent protection for Alimta through June 2021 in Japan and major European countries, and through May 2022 in the U.S., have been challenged in each of these jurisdictions. In the U.S., most challenges have been finally resolved in our favor and one remains in active litigation. We and Eagle Pharmaceuticals, Inc. (Eagle) reached an agreement in December 2019 to settle all pending litigation, allowing Eagle a limited initial entry into the market with its product starting February 2022 (up to an approximate three-week supply) and subsequent unlimited entry starting April 2022. An unfavorable outcome to patent challenges in the U.S. could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position.
We are aware that several companies have received approval to market generic versions of pemetrexed in major European markets (including generics currently on the market at risk in France and the Netherlands) and that additional generic competitors may choose to launch at risk. Following a final decision in the Supreme Court of Germany in July 2020 overturning the lower court and upholding the validity of our Alimta patent, several generics that were on the market at risk in Germany left. We have removed the remaining generics from the market in Germany by obtaining preliminary injunctions in our favor. In September 2020, the Paris Court of First Instance in France issued a final decision upholding the validity of our Alimta patent and found infringement by Fresenius Kabi’s (Kabi) pemetrexed product. The court issued an injunction against Kabi and provisionally awarded us damages. We will continue to pursue injunctions to remove remaining generics from the market in France. In late October 2020, the Court of Appeal of the Netherlands ruled in Lilly's favor and reinstated an order against Kabi prohibiting it from continuing to market its generic pemetrexed product in the Netherlands. Kabi's generic pemetrexed product was the only at risk generic on the market in the Netherlands. Although we will continue to seek to remove any such products in other European countries, generic product entry is resulting in some loss in revenue in these jurisdictions. Our vitamin regimen patents have also been challenged in other smaller European jurisdictions.
We expect that further entry of generic competition for Alimta following the loss of effective patent protection will cause a rapid and severe decline in future revenue for the product. See Note 10 to the consolidated condensed financial statements for a more detailed account of the legal proceedings currently pending in the U.S., Europe, and Japan regarding, among others, our Alimta patents.

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
Our compound patent protection for Cymbalta® expired in Japan in January 2020. We expect generics to enter the market in mid-2021. We expect that the entry of generic competition will cause a rapid and severe decline in revenue and that the decline in revenue will have a material adverse effect on our consolidated results of operations and cash flows.
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

On July 24, 2020 and September 13, 2020, U.S. President Donald Trump signed Executive Orders related to the 340B Prescription Drug Program, rebate reform in Medicare Part D, drug importation including insulin, and foreign reference pricing in Medicare Part B and Part D. If implemented, these Executive Orders could have a material adverse impact on our future consolidated results of operations, liquidity, and financial position. On September 1, 2020, Lilly announced it would distribute all 340B ceiling priced products directly to covered entities and their child sites only. Lilly provides 340B discounts to a contract pharmacy only if it is a wholly owned subsidiary of a covered entity, if a covered entity does not have an in-house pharmacy or, in the case of insulin, if the subject covered entity and its contract pharmacies agree to pass along the discount to patients without any markup for dispensing fees and without billing insurance or collecting duplicate discounts. Lilly has been transparent with regulators on its distribution activity and continues to comply with all 340B program requirements. Certain covered entities and their trade associations have threatened litigation, questioning whether Lilly’s program, and similar actions by other manufacturers, violate 340B program requirements. On October 9, 2020, three covered entities sued the Department of Health and Human Services (HHS) and the Health Resources and Services Administration seeking to compel the agencies to take enforcement action against Lilly and three other companies, among other requested relief. On October 21, 2020, a trade association representing certain covered entities sued HHS seeking to compel the agency to promulgate administrative dispute resolution regulations. The cases are pending and the impact of these cases and any subsequent litigation is uncertain.

California and several other states have enacted legislation related to prescription drug pricing transparency and it is unclear the effect this legislation will have on our business. Several states passed importation legislation, including Colorado, Florida, Maine, New Hampshire, New Mexico, and Vermont. Specifically, several of these states are actively working with the Administration to implement an importation program from Canada as early as 2020. We are currently reviewing this state legislation, as well as corresponding proposed federal rulemaking and guidance published by the Department of Health and Human Services and the FDA, the impact of which is uncertain at this time. Minnesota recently passed legislation requiring the establishment of two insulin patient assistance programs, effective July 1, 2020, the impact of which has been minimal to date and which we are continuing to assess.
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

International
International operations also are generally subject to extensive price and market regulations. Cost-containment measures exist in a number of countries, including additional price controls and mechanisms to limit reimbursement for our products. Such policies are expected to increase in impact and reach, given the pressures on national and regional health care budgets that come from a growing, aging population and ongoing economic challenges. As additional reforms are finalized, we will assess their impact on future revenues. In addition, governments in many emerging markets are becoming increasingly active in expanding health care system offerings. Given the budget challenges of increasing health care coverage for citizens, policies may be proposed that promote generics and biosimilars only and reduce current and future access to branded human pharmaceutical products. The COVID-19 pandemic is also creating additional pressure on health systems worldwide. As a result, cost containment and other measures may intensify as governments manage and emerge from the pandemic.
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

                                                                                                                                            Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent Change	2020	2019	Percent Change
U.S. (1)	$3,161.4	$3,060.2	3	$9,631.4	$9,203.5	5
Outside U.S.	2,579.3	2,416.4	7	7,468.5	7,002.1	7
Revenue	$5,740.6	$5,476.6	5	$17,099.8	$16,205.5	6
Numbers may not add due to rounding.
(1) U.S. revenue includes revenue in Puerto Rico.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	7%	12%	9%	10%	15%	12%
Price	(4)	(7)	(5)	(5)	(7)	(6)
Foreign exchange rates	—	1	1	—	(1)	—
Percent change	3%	7%	5%	5%	7%	6%
Numbers may not add due to rounding.
In the U.S. for the three and nine months ended September 30, 2020, the increase in volume was primarily driven by Trulicity®, Taltz®, Humalog, Emgality, and Verzenio®, partially offset by lower volume for Cialis®, Forteo, and Trajenta®. In the U.S. for the three months ended September 30, 2020, the decrease in realized prices was primarily driven by changes to estimates for rebates and discounts, most notably impacting Trulicity, as well as increased rebates to gain and maintain broad commercial access across the portfolio, partially offset by modest list price increases. In the U.S. for the nine months ended September 30, 2020, the decrease in realized prices was primarily driven by changes to estimates for rebates and discounts and changes to segment mix.
Outside the U.S. for the three and nine months ended September 30, 2020, the increase in volume was primarily driven by Tyvyt®, Trulicity, Alimta, Olumiant®, Verzenio, Taltz, and Jardiance®, partially offset by decreased volume for Forteo and Trajenta®. The increase in volume for Tyvyt and Alimta was driven primarily by their inclusion in government reimbursement programs in China. Outside the U.S. for the three and nine months ended September 30, 2020, the decrease in realized prices was driven primarily by the inclusion of Tyvyt and Alimta in government reimbursement programs in China and bi-annual government mandated price decreases in Japan.

The following table summarizes our revenue activity by product for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$791.2	$315.4	$1,106.6	$1,011.5	9
Humalog (2)	390.1	266.9	656.9	648.9	1
Alimta	291.9	286.1	578.0	508.2	14
Taltz	326.2	128.3	454.5	340.0	34
Jardiance (3)	163.3	147.5	310.8	240.7	29
Humulin®	214.0	91.9	305.9	321.8	(5)
Forteo	144.6	122.3	266.9	370.7	(28)
Cyramza®	94.5	158.2	252.7	240.0	5
Basaglar®	178.5	69.7	248.2	263.2	(6)
Verzenio	158.9	75.5	234.4	157.2	49
Cymbalta	11.1	175.5	186.6	178.6	5
Cialis	15.1	147.3	162.5	184.3	(12)
Olumiant	14.5	147.5	162.0	114.6	41
Erbitux®	122.5	14.0	136.4	128.6	6
Zyprexa®	21.2	91.5	112.7	105.4	7
Trajenta (4)	19.4	72.3	91.7	155.5	(41)
Emgality	81.4	10.1	91.5	47.7	92
Other products	123.1	259.3	382.2	459.7	(17)
Revenue	$3,161.4	$2,579.3	$5,740.6	$5,476.6	5
Numbers may not add due to rounding.
NM - not meaningful
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(4) Trajenta revenue includes Jentadueto®.

The following table summarizes our revenue activity by product for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$2,673.2	$892.5	$3,565.7	$2,919.7	22
Humalog (2)	1,070.4	837.4	1,907.8	2,057.3	(7)
Alimta	933.4	743.8	1,677.2	1,585.1	6
Taltz	942.9	350.3	1,293.2	946.3	37
Humulin	642.5	292.7	935.2	942.1	(1)
Basaglar	638.7	203.7	842.3	805.4	5
Jardiance (3)	453.0	387.3	840.3	676.2	24
Forteo	386.7	405.2	791.9	1,044.4	(24)
Cyramza	277.6	470.8	748.4	680.1	10
Verzenio	430.0	201.1	631.1	400.6	58
Cymbalta	30.5	546.5	576.9	529.9	9
Cialis	64.6	421.6	486.2	692.7	(30)
Olumiant	39.0	407.7	446.7	299.1	49
Erbitux	356.1	40.6	396.7	406.4	(2)
Zyprexa	41.5	266.2	307.7	317.0	(3)
Trajenta (4)	64.5	197.2	261.7	441.4	(41)
Emgality	229.3	23.6	252.9	96.3	NM
Other products	357.5	780.4	1,137.9	1,365.6	(17)
Revenue	$9,631.4	$7,468.5	$17,099.8	$16,205.5	6
Numbers may not add due to rounding.
NM - not meaningful
(1) U.S. revenue includes revenue in Puerto Rico.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(4) Trajenta revenue includes Jentadueto.
Revenue of Trulicity, a treatment for type 2 diabetes and to reduce the risk of major adverse cardiovascular events in adult patients with type 2 diabetes and established cardiovascular disease, increased 5 percent and 21 percent in the U.S. during the three and nine months ended September 30, 2020, respectively, driven by increased demand, partially offset by lower realized prices. Trulicity's lower realized prices in the U.S. during the three months ended September 30, 2020 were primarily due to changes to estimates for rebates and discounts, higher contracted rebates and changes to segment mix, partially offset by modest list price increases. Trulicity's lower realized prices in the U.S. during the nine months ended September 30, 2020 were primarily due to changes to segment mix and higher contracted rebates, partially offset by modest list price increases. Revenue outside the U.S. increased 23 percent and 26 percent during the three and nine months ended September 30, 2020, respectively, driven primarily by increased volume, partially offset by lower realized prices.

Revenue of Humalog, an injectable human insulin analog for the treatment of diabetes, increased 10 percent in the U.S. during the three months ended September 30, 2020, driven primarily by higher demand. Revenue decreased 11 percent in the U.S. during the nine months ended September 30, 2020, driven by lower realized prices due to changes in estimates for rebates and discounts, reflecting both a favorable adjustment in the Medicaid segment in the second quarter of 2019 and an unfavorable adjustment in the commercial segment in the second quarter of 2020, partially offset by an increase in demand. Revenue outside the U.S. decreased 9 percent during the three months ended September 30, 2020, primarily driven by decreased volume. Revenue outside the U.S. decreased 2 percent during the nine months ended September 30, 2020, driven primarily by the unfavorable impact of foreign exchange rates. Included in the revenue of Humalog in the U.S. are our own insulin lispro authorized generics, which began launching in the second quarter of 2019 in order to lower out-of-pocket costs for patients. While it is difficult to estimate the severity of the impact of similar insulin lispro products entering the market, we do not expect and have not experienced a rapid and severe decline in revenue. Due to the impact of competition and due to pricing pressure in the U.S. and some international markets, we expect some price decline and loss of market share to continue over time.
Revenue of Alimta, a treatment for various cancers, increased 3 percent in the U.S. during the three months ended September 30, 2020, driven by increased volume and, to a lesser extent, higher realized prices. Revenue increased 3 percent in the U.S. during the nine months ended September 30, 2020, primarily driven by higher realized prices. Revenue outside the U.S. increased 27 percent and 9 percent during the three and nine months ended September 30, 2020, respectively, primarily driven by increased volume in Germany and China, partially offset by lower realized prices. We have faced and remain exposed to generic entry in multiple countries, which has eroded revenue and is likely to continue to erode revenue in those countries from current levels.
Revenue of Taltz, a treatment for moderate-to-severe plaque psoriasis, active psoriatic arthritis, ankylosing spondylitis, and active non-radiographic axial spondyloarthritis, increased 30 percent and 35 percent in the U.S. during the three and nine months ended September 30, 2020, respectively, driven by increased demand and, to a lesser extent, higher realized prices. Revenue outside the U.S. increased 44 percent during the three months ended September 30, 2020, primarily driven by increased volume. Revenue outside the U.S. increased 42 percent during the nine months ended September 30, 2020, driven primarily by increased volume, partially offset by lower realized prices.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, decreased 2 percent in the U.S. during the three months ended September 30, 2020, driven by lower realized prices and lower volume. Revenue remained essentially flat in the U.S. during the nine months ended September 30, 2020, as increased volume was largely offset by lower realized prices. Revenue outside the U.S. decreased 11 percent driven primarily by decreased volume, partially offset by higher realized prices. Revenue outside the U.S. decreased 3 percent during the nine months ended September 30, 2020, due to the unfavorable impact of foreign exchange rates and decreased volume, partially offset by higher realized prices.
Revenue of Basaglar, a long-acting human insulin analog for the treatment of diabetes, decreased 12 percent in the U.S. during the three months ended September 30, 2020, driven by lower realized prices and, to a lesser extent, decreased demand caused by competitive pressures. Revenue in the U.S. increased 1 percent during nine months ended September 30, 2020, primarily driven by increased demand, partially offset by lower realized prices. Revenue outside the U.S. increased 15 percent and 18 percent during the three and nine months ended September 30, 2020, respectively, driven by increased volume, partially offset by lower realized prices. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Basaglar.
Revenue of Jardiance, a treatment for type 2 diabetes and to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease, increased 16 percent and 11 percent in the U.S. during the three and nine months ended September 30, 2020, respectively, driven by increased demand. Revenue outside the U.S. increased 47 percent and 45 percent during the three and nine months ended September 30, 2020, respectively, driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.

Revenue of Forteo, an injectable treatment for osteoporosis in postmenopausal women and men at high risk for fracture and for glucocorticoid-induced osteoporosis in men and postmenopausal women, decreased 17 percent in the U.S. during the three months ended September 30, 2020, driven by lower demand, partially offset by higher realized prices. Revenue in the U.S. decreased 18 percent in the U.S. during the nine months ended September 30, 2020, driven primarily by lower demand. Revenue outside the U.S. decreased 37 percent and 29 percent during the three and nine months ended September 30, 2020, respectively, primarily driven by decreased volume and lower realized prices. We expect further volume decline as a result of the anticipated entry of generic and biosimilar competition following the loss of patent exclusivity in the third quarter of 2019 in the U.S., Japan, and major European markets. See "Executive Overview - Other Matters - Patent Matters" for more information.
Revenue of Cyramza, a treatment for various cancers, increased 14 percent and 12 percent in the U.S. during the three and nine months ended September 30, 2020, respectively, driven by increased demand and higher realized prices. Revenue outside the U.S. was relatively flat for the three months ended September 30, 2020. Revenue outside the U.S. for the nine months ended September 30, 2020 increased 9 percent, driven by increased volume, partially offset by lower realized prices.
Revenue of Verzenio, a treatment for a certain type of metastatic breast cancer, increased 27 percent and 33 percent in the U.S. during the three and nine months ended September 30, 2020, respectively, driven by increased demand, and, to a lesser extent, higher realized prices. Revenue outside the U.S. increased $43.1 million and $124.0 million during the three and nine months ended September 30, 2020, respectively, primarily driven by increased volume.

Gross Margin, Costs, and Expenses

Gross margin as a percent of revenue decreased 1.6 percentage points to 76.9 percent and 0.8 percentage points to 78.0 percent for the three and nine months ended September 30, 2020, respectively. The decrease in gross margin percent for the three months ended September 30, 2020 was primarily due to the unfavorable effect of foreign exchange rates on international inventories sold, higher intangibles amortization expense related to the launch of Retevmo in the second quarter of 2020, and lower realized prices on revenue, partially offset by greater manufacturing efficiencies and favorable product mix. The decrease for the nine months ended September 30, 2020 was primarily due to lower realized prices on revenue, the unfavorable effect of foreign exchange rates on international inventories sold, and higher intangibles amortization expense related to Retevmo, partially offset by favorable product mix, the charges in 2019 resulting from the withdrawal of Lartruvo®, and greater manufacturing efficiencies.
Research and development expenses increased 6 percent to $1.47 billion and to $4.25 billion for the three and nine months ended September 30, 2020, respectively. The increase in research and development expenses for the three and nine months ended September 30, 2020 was driven primarily by approximately $125 million of higher development expenses for COVID-19 antibody therapies and baricitinib in the third quarter of 2020. In addition, the increase in research and development expenses for the three months ended September 30, 2020 was partially offset by lower development expenses for late-stage assets.
Marketing, selling, and administrative expenses increased 11 percent to $1.57 billion and 1 percent to $4.57 billion for the three and nine months ended September 30, 2020, respectively. The increase in marketing, selling, and administrative expenses for the three months ended September 30, 2020, was primarily due to higher marketing expense, reflecting increased promotion to physicians and consumers in connection with increases in healthcare utilization around the world.
We recognized $294.1 million of acquired IPR&D charges for the nine months ended September 30, 2020. The charges for the nine months ended September 30, 2020 were related to the acquisition of a pre-clinical stage company as well as collaborations with Sitryx, AbCellera, Evox Therapeutics Ltd and Junshi Biosciences. We recognized $77.7 million and $239.6 million of acquired IPR&D charges for the three and nine months ended September 30, 2019, respectively. The charge for the three months ended September 30, 2019 related to the collaborations with Centrexion and AC Immune. The nine months ended September 30, 2019 also included charges related to the collaborations with ImmuNext and Avidity. See Note 3 to the consolidated condensed financial statements for additional information.
We recognized asset impairment, restructuring, and other special charges of $101.4 million and $161.3 million for the three and nine months ended September 30, 2020, respectively. The charges for the three months ended September 30, 2020 primarily related to severance costs incurred as a result of actions taken worldwide to reduce our cost structure. The charges for the nine months ended September 30, 2020 also included acquisition and integration costs as part of the closing of the acquisition of Dermira. We recognized asset impairment, restructuring, and other special charges of $423.9 million during the nine months ended September 30, 2019, which included $400.7 million related to the acquisition of Loxo, substantially all of which was associated with the accelerated vesting of Loxo employee equity awards.
Other–net, (income) expense was income of $158.9 million and $694.9 million for the three and nine months ended September 30, 2020, respectively, compared with expense of $24.9 million and income of $28.7 million for the three and nine months ended September 30, 2019, respectively. The increase in other income was driven by higher net gains on investment securities.
The effective tax rate was 15.9 percent for the three months ended September 30, 2020, compared with 10.8 percent for the three months ended September 30, 2019. The effective tax rate was 14.4 percent for the nine months ended September 30, 2020, compared with 12.8 percent for the nine months ended September 30, 2019. The higher effective tax rates for the three and nine months ended September 30, 2020 were driven primarily by a mix of earnings in higher tax jurisdictions and a lower net discrete tax benefit compared to the same period in 2019.

Financial Condition
Cash and cash equivalents increased to $3.60 billion as of September 30, 2020, compared with $2.34 billion as of December 31, 2019. Net cash provided by operating activities for the nine months ended September 30, 2019 included approximately $360 million of cash paid to settle the accelerated vesting of Loxo employee equity awards (see Note 6 to the consolidated condensed financial statements). Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the nine months ended September 30, 2020 and 2019.
In addition to our cash and cash equivalents, we held total investments of $2.51 billion and $2.06 billion as of September 30, 2020 and December 31, 2019, respectively. See Note 7 to the consolidated condensed financial statements for additional information.
Total debt increased to $16.92 billion as of September 30, 2020, compared with $15.32 billion as of December 31, 2019. The increase primarily related to the net proceeds from the issuance of $1.00 billion of 2.25 percent fixed-rate notes in May 2020, as well as the net proceeds from the issuance of an additional $250.0 million of 2.25 percent fixed-rate notes and the issuance of $850.0 million of 2.50 percent fixed-rate notes in August 2020. We used the net proceeds from the sale of these notes for general corporate purposes, which included the repayment of outstanding commercial paper used to fund a portion of the purchase price for our acquisition of Dermira. See Note 7 to the consolidated condensed financial statements for additional information.
As of September 30, 2020, we had a total of $5.21 billion of committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the nine months ended September 30, 2020, we repurchased $500.0 million of shares under our $8.00 billion share repurchase program authorized in June 2018. As of September 30, 2020, we had $1.00 billion remaining under this program.
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
Earnings per share for 2020 are now expected to be in the range of $6.20 to $6.40.
Key management assumptions related to the COVID-19 pandemic that support our 2020 guidance include:
•Healthcare activity will continue the positive trends seen in the third quarter of 2020, returning to historical levels as health care providers utilize telehealth or in-person visits to see patients despite additional COVID-19 outbreaks;
•New patient prescriptions will continue to improve in the U.S.;
•Pricing headwinds from increased utilization of patient affordability programs and changes in segment mix due to increased U.S. unemployment will continue to be modest; and
•Promotional spend will constitute a mix of in-person customer interactions, direct-to-consumer advertising and investments in digital promotion.
We still expect 2020 revenue between $23.7 billion and $24.2 billion. Achieving the higher end of the range would likely require the inclusion of moderate revenue from potential COVID-19 treatments, which is possible but not certain at this point. Revenue growth is still expected to be driven by volume from Trulicity, Taltz, Basaglar, Jardiance, Verzenio, Cyramza, Olumiant, Emgality, Baqsimi, Tyvyt, and Retevmo. Revenue growth is expected to be partially offset by lower revenue for products that have lost patent exclusivity. Revenue growth is also expected to be partially offset by a mid-single digit net price decline in the U.S. (driven primarily by rebates and legislated increases to Medicare Part D cost sharing, and patient affordability programs), as well as net price declines in China, Japan and Europe.
Gross margin as a percent of revenue is still expected to be approximately 78 percent. Marketing, selling, and administrative expenses are now expected to be in the range of $6.0 billion to $6.1 billion, reflecting additional savings from reduced travel, meetings, and promotional activities. Research and development expenses are now expected to be in the range of $5.8 billion to $5.9 billion, with current expectations trending towards the higher end of the range, reflecting additional COVID-19 investments. We anticipate our full-year 2020 COVID-19 research and development expenses to be approximately $400 million. Other—net, (income) expense is now expected to be in the range of $450 million to $600 million of income, reflecting additional gains on investment securities in the third quarter of 2020.
The 2020 effective tax rate is still expected to be approximately 14 percent.

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
Our management, with the participation of David A. Ricks, chairman, president, and chief executive officer, and Joshua L. Smiley, senior vice president and chief financial officer, evaluated our disclosure controls and procedures as of September 30, 2020, and concluded that they were effective.
(b)Changes in Internal Controls. During the third quarter of 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
This Item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the year ended December 31, 2019 (Part I, Item 3) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 (Part II, Item 1).
Other Matters
We and Boehringer Ingelheim Pharmaceuticals, Inc., a subsidiary of Boehringer Ingelheim (BI), are named as a defendant in approximately 90 product liability lawsuits in the U.S., mostly in Stamford Superior Court in Connecticut, alleging that Jardiance caused or contributed to plaintiffs’ Fournier’s gangrene. We believe these lawsuits are without merit and are defending against them vigorously. Our agreement with BI calls for BI to defend and indemnify us against any damages, costs, expenses, and certain other losses with respect to product liability claims in accordance with the terms of the agreement.

We are also a defendant in other litigation and investigations, including relating to product liability, patent, employment, and premises liability matters, of a character we regard as normal to our business.

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
The COVID-19 pandemic has substantially burdened healthcare systems worldwide. Progression of clinical trials and required inspections and reviews by regulatory agencies may be delayed due to the focus of resources on COVID-19 as well as travel and other restrictions. Significant delays in the timing of our clinical trials and in regulatory reviews could adversely affect our ability to commercialize some assets in our product pipeline. Lack of normal access by patients to the healthcare system, along with concern about the continued supply of medications, also resulted in changes in buying patterns throughout the supply chain, including by patients, which could increase or decrease demand for our products. Similarly, where COVID-19 outbreaks continue, we temporarily halt in-person interactions by our employees with healthcare providers and resume such activity when it is safe to do so. This may decrease demand for our products. COVID-19 could also have an adverse impact on our manufacturing operations, supply chain and distribution systems, which could impact our ability to produce and distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, and could increase our expenses. Therapeutics that we may develop to address COVID-19 will be subject to risks in addition to those normally associated with pharmaceutical research, development, and commercialization, such as higher risk of technical failure; lower and transient opportunities for revenue; higher manufacturing costs, including take or pay contracts with contract manufacturing organizations; product safety or efficacy risks related to an expedited research and development timeline; and novel liability theories. These risks may affect our ability to commercialize these therapeutics for COVID-19 or any other current or future indication. In addition, the conditions created by the pandemic may intensify other risks inherent in our business, including, among other things, risks related to drug pricing and access, intellectual property protection, product safety and efficacy concerns, product liability and other litigation, and the impact of adverse global and local economic conditions.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2020	—	$—	—	$1,000.0
August 2020	—	—	—	1,000.0
Sept 2020	—	—	—	1,000.0
Total	—	—	—
During the three months ended September 30, 2020, we did not repurchase any shares under our $8.00 billion share repurchase program authorized in June 2018.
Item 6. Exhibits
The following documents are filed as exhibits to this Report:

EXHIBIT 3.1	Amended Articles of Incorporation

EXHIBIT 3.2	Bylaws, as amended

EXHIBIT 18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files

EXHIBIT 104.	Cover Page Interactive Data File
(i) Long-term debt instruments under which the total amount of securities authorized does not exceed 10% of our consolidated assets are not filed as exhibits to this report. We will furnish a copy of these agreements to the SEC upon request.

Index to Exhibits
The following documents are filed as a part of this Report:

Exhibit
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the year ended December 31, 2013

EXHIBIT 3.2	Bylaws, as amended, are incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated on December 20, 2019

EXHIBIT 18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Joshua L. Smiley, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files (embedded within the Inline XBRL document)

EXHIBIT 104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date:	October 28, 2020	/s/Joshua L. Smiley
Joshua L. Smiley
Senior Vice President and Chief Financial Officer
Date:	October 28, 2020	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance and Chief Accounting Officer