Form 10-Q
period 2021-03-31
ELI LILLY & Co
filed 2021-04-30
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
COMMISSION FILE NUMBER 001-6351
ELI LILLY AND COMPANY
(Exact name of Registrant as specified in its charter)

Indiana	35-0470950
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Lilly Corporate Center, Indianapolis, Indiana 46285
(Address and zip code of principal executive offices)
Registrant’s telephone number, including area code (317) 276-2000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols	Name of Each Exchange On Which Registered
Common Stock (no par value)	LLY	New York Stock Exchange
1.000% Notes due 2022	LLY22	New York Stock Exchange
7 1/8% Notes due 2025	LLY25	New York Stock Exchange
1.625% Notes due 2026	LLY26	New York Stock Exchange
2.125% Notes due 2030	LLY30	New York Stock Exchange
0.625% Notes due 2031	LLY31	New York Stock Exchange
6.77% Notes due 2036	LLY36	New York Stock Exchange
1.700% Notes due 2049	LLY49A	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of April 27, 2021:

Class	Number of Shares Outstanding
Common	959,025,446

Eli Lilly and Company
Form 10-Q
For the Quarter Ended March 31, 2021

Forward-Looking Statements
This Quarterly Report on Form 10-Q and our other publicly available documents include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. In particular, information appearing under “Management's Discussion and Analysis of Results of Operations and Financial Condition” includes forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and generally can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue,” or similar expressions or future or conditional verbs.
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
•issues with product supply and regulatory approvals stemming from manufacturing difficulties or disruptions, including as a result of regulatory actions relating to our facilities;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2020, particularly under the caption “Risk Factors”.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this Quarterly Report on Form 10-Q. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q.

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2021	2020
Revenue (Note 2)	$6,805.6	$5,859.8
Costs, expenses, and other:
Cost of sales	1,878.6	1,215.1
Research and development	1,684.8	1,392.1
Marketing, selling, and administrative	1,576.0	1,549.6
Acquired in-process research and development (Note 3)	299.3	52.3
Asset impairment, restructuring, and other special charges (Note 5)	211.6	59.9
Other–net, (income) expense (Note 11)	(321.1)	(89.1)
	5,329.2	4,179.9
Income before income taxes	1,476.4	1,679.9
Income taxes (Note 7)	121.1	223.4
Net income	$1,355.3	$1,456.5

Earnings per share:
Basic	$1.49	$1.60
Diluted	$1.49	$1.60

Shares used in calculation of earnings per share:
Basic	908.8	908.2
Diluted	912.4	911.7
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2021	2020
Net income	$1,355.3	$1,456.5
Other comprehensive income (loss), net of tax (Note 10)	100.8	(362.3)
Comprehensive income	$1,456.1	$1,094.2
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$3,002.4	$3,657.1
Short-term investments (Note 6)	49.0	24.2
Accounts receivable, net of allowances of $23.9 (2021) and $25.9 (2020)	5,592.8	5,875.3
Other receivables	1,065.8	1,053.7
Inventories	3,660.8	3,980.3
Prepaid expenses and other	3,233.7	2,871.5
Total current assets	16,604.5	17,462.1
Investments (Note 6)	3,232.4	2,966.8
Goodwill	3,877.4	3,766.5
Other intangibles, net	8,087.8	7,450.0
Deferred tax assets	2,649.9	2,830.4
Property and equipment, net of accumulated depreciation of $9,643.4 (2021) and $9,570.7 (2020)	8,630.1	8,681.9
Other noncurrent assets	3,756.2	3,475.4
Total assets	$46,838.3	$46,633.1
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$4.9	$8.7
Accounts payable	1,639.6	1,606.7
Employee compensation	649.9	997.2
Sales rebates and discounts	5,821.4	5,853.0
Dividends payable	—	770.6
Income taxes payable	791.6	495.1
Other current liabilities	2,806.8	2,750.3
Total current liabilities	11,714.2	12,481.6
Other Liabilities
Long-term debt	16,199.6	16,586.6
Accrued retirement benefits (Note 8)	3,969.8	4,094.5
Long-term income taxes payable	3,917.5	3,837.8
Deferred tax liabilities	2,200.6	2,099.9
Other noncurrent liabilities	1,737.3	1,707.5
Total other liabilities	28,024.8	28,326.3
Commitments and Contingencies (Note 9)
Eli Lilly and Company Shareholders’ Equity
Common stock	599.7	598.2
Additional paid-in capital	6,579.2	6,778.5
Retained earnings	9,181.3	7,830.2
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 10)	(6,395.6)	(6,496.4)
Cost of common stock in treasury	(52.7)	(55.7)
Total Eli Lilly and Company shareholders’ equity	6,898.7	5,641.6
Noncontrolling interests	200.6	183.6
Total equity	7,099.3	5,825.2
Total liabilities and equity	$46,838.3	$46,633.1
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2020	958,056	$598.8	$6,685.3	$4,920.4	$(3,013.2)	$(6,523.6)	530	$(60.8)	$92.2
Net income				1,456.5					26.2
Other comprehensive loss, net of tax						(362.3)
Retirement of treasury shares	(3,627)	(2.3)		(497.7)			(3,627)	500.0
Purchase of treasury shares							3,627	(500.0)
Issuance of stock under employee stock plans, net	2,500	1.6	(201.0)				(43)	5.1
Stock-based compensation			71.8
Other				0.2
Balance at March 31, 2020	956,929	$598.1	$6,556.1	$5,879.4	$(3,013.2)	$(6,885.9)	487	$(55.7)	$118.4

Balance at January 1, 2021	957,077	$598.2	$6,778.5	$7,830.2	$(3,013.2)	$(6,496.4)	487	$(55.7)	$183.6
Net income				1,355.3					16.4
Other comprehensive income, net of tax						100.8
Issuance of stock under employee stock plans, net	2,405	1.5	(283.9)				(24)	3.0
Stock-based compensation			85.5
Other			(0.9)	(4.2)					0.6
Balance at March 31, 2021	959,482	$599.7	$6,579.2	$9,181.3	$(3,013.2)	$(6,395.6)	463	$(52.7)	$200.6
(1) As of March 31, 2021, there was $1.00 billion remaining under our $8.00 billion share repurchase program authorized in June 2018.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$1,355.3	$1,456.5
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	350.3	273.6
Change in deferred income taxes	(119.1)	11.2
Stock-based compensation expense	85.5	71.8
Net investment gains	(302.2)	(186.7)
Acquired in-process research and development (Note 3)	299.3	52.3
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(102.8)	(1,408.1)
Other non-cash operating activities, net	131.1	111.8
Net Cash Provided by Operating Activities	1,697.4	382.4
Cash Flows from Investing Activities
Net purchases of property and equipment	(300.3)	(258.3)
Proceeds from sales and maturities of short-term investments	4.0	36.8
Purchases of short-term investments	(19.4)	—
Proceeds from sales of noncurrent investments	284.8	54.5
Purchases of noncurrent investments	(291.5)	(83.0)
Cash paid for acquisitions, net of cash acquired (Note 3)	(747.4)	(849.3)
Purchases of in-process research and development	(191.8)	(13.0)
Other investing activities, net	(21.9)	51.4
Net Cash Used for Investing Activities	(1,283.5)	(1,060.9)
Cash Flows from Financing Activities
Dividends paid	(774.8)	(671.3)
Net change in short-term borrowings	(3.7)	1,748.7
Repayments of long-term debt	—	(276.3)
Purchases of common stock	—	(500.0)
Other financing activities, net	(279.9)	(194.4)
Net Cash (Used for) Provided by Financing Activities	(1,058.4)	106.7
Effect of exchange rate changes on cash and cash equivalents	(10.2)	(66.7)

Net decrease in cash and cash equivalents	(654.7)	(638.5)
Cash and cash equivalents at January 1	3,657.1	2,337.5
Cash and Cash Equivalents at March 31	$3,002.4	$1,699.0
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. We issue our financial statements by filing them with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing of this Quarterly Report on Form 10-Q.
All per-share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis, that is, based on the weighted-average number of common shares outstanding plus the effect of incremental shares from our stock-based compensation programs.
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended March 31,
	2021	2020
Net product revenue	$6,320.0	$5,403.5
Collaboration and other revenue (1)	485.6	456.3
Revenue	$6,805.6	$5,859.8
(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $43.0 million and $35.4 million during the three months ended March 31, 2021 and 2020, respectively.
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements includes our share of profits from the collaboration, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 4 for additional information related to certain of our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue from the Jardiance® and Trajenta® families of products resulting from our collaboration with Boehringer Ingelheim discussed in Note 4. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers.
Adjustments to Revenue
Adjustments to increase revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were less than 2 percent of U.S. revenue during the three months ended March 31, 2021 and 2020.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	March 31, 2021	December 31, 2020
Contract liabilities	$346.6	$276.8
During the three months ended March 31, 2021 and 2020, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue by product for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity®	$1,116.8	$335.7	$1,452.4	$929.5	$299.9	$1,229.4
Humalog® (1)	332.7	284.4	617.0	398.6	297.2	695.8
Humulin®	219.0	102.7	321.7	214.1	101.5	315.7
Jardiance (2)	151.2	160.8	312.0	144.6	122.9	267.5
Basaglar®	175.2	71.4	246.6	230.4	73.3	303.7
Other Diabetes	66.3	94.9	161.4	74.0	82.9	156.8
Total Diabetes	2,061.2	1,049.9	3,111.1	1,991.2	977.7	2,968.9

Oncology:
Alimta®	261.1	297.8	559.0	324.2	235.8	560.1
Verzenio®	172.8	96.2	269.0	129.4	58.6	188.0
Cyramza®	80.2	160.3	240.5	89.1	149.9	239.0
Erbitux®	107.9	14.4	122.4	117.8	13.0	130.8
Tyvyt®	—	109.7	109.7	—	57.4	57.4
Other Oncology	20.5	51.3	71.6	(2.6)	28.9	26.2
Total Oncology	642.5	729.7	1,372.2	657.9	543.6	1,201.5

Immunology:
Taltz®	249.6	153.6	403.2	327.5	116.0	443.5
Olumiant®	24.7	169.1	193.8	11.3	128.4	139.7
Other Immunology	10.5	6.4	16.9	2.6	—	2.6
Total Immunology	284.8	329.1	613.9	341.4	244.4	585.8

Neuroscience:
Cymbalta®	11.0	165.7	176.6	11.6	198.8	210.4
Emgality®	101.5	18.0	119.5	67.3	6.7	74.0
Zyprexa®	6.9	88.9	95.8	11.2	87.2	98.4
Other Neuroscience	22.3	51.1	73.5	20.2	60.5	80.7
Total Neuroscience	141.7	323.7	465.4	110.3	353.2	463.5

Other:
COVID-19 Antibodies (3)	650.6	159.5	810.1	—	—	—
Forteo®	97.7	100.8	198.5	122.5	149.8	272.4
Cialis®	8.6	118.1	126.8	26.1	167.0	193.0
Other	54.2	53.4	107.5	79.4	95.3	174.7
Total Other	811.1	431.8	1,242.9	228.0	412.1	640.1
Revenue	$3,941.3	$2,864.3	$6,805.6	$3,328.8	$2,531.0	$5,859.8
Numbers may not add due to rounding.
(1) Humalog revenue includes insulin lispro.
(2) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(3) COVID-19 antibodies include sales for bamlanivimab administered alone as well as sales for bamlanivimab and etesevimab administered together and were made pursuant to Emergency Use Authorizations (EUAs).

The following table summarizes revenue by geographical area:

	Three Months Ended March 31,
	2021	2020
Revenue—to unaffiliated customers (1):
U.S.	$3,941.3	$3,328.8
Europe	1,321.2	1,061.0
Japan	571.8	592.3
China	362.2	267.3
Other foreign countries	609.1	610.4
Revenue	$6,805.6	$5,859.8
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.

Note 3: Acquisitions
In January 2021 and February 2020, we completed the acquisitions of Prevail Therapeutics Inc. (Prevail) and Dermira, Inc. (Dermira), respectively. These transactions, as further discussed in this note below in Acquisitions of Businesses, were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated condensed financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of these acquisitions are included in our consolidated condensed financial statements from the date of acquisition.
We also acquired assets in development which are further discussed in this note below in Asset Acquisitions. Upon each acquisition, the cost allocated to acquired in-process research and development (IPR&D) was immediately expensed because the compound had no alternative future use. We recognized $299.3 million and $52.3 million of acquired IPR&D charges for the three months ended March 31, 2021 and 2020, respectively.
Acquisitions of Businesses
Prevail Acquisition
Overview of Transaction
In January 2021, we acquired all shares of Prevail for a purchase price that included $22.50 per share in cash (or an aggregate of $747.4 million, net of cash acquired) plus one non-tradable contingent value right (CVR) per share. The CVR entitles Prevail stockholders to up to an additional $4.00 per share in cash (or an aggregate of approximately $160 million) payable, subject to certain terms and conditions, upon the first regulatory approval of a Prevail product in one of the following countries: U.S., Japan, United Kingdom, Germany, France, Italy or Spain. To achieve the full value of the CVR, such regulatory approval must occur by December 31, 2024. If such regulatory approval occurs after December 31, 2024, the value of the CVR will be reduced by approximately 8.3 cents per month until December 1, 2028, at which point the CVR will expire.
Prevail is a biotechnology company developing potentially disease-modifying AAV9-based gene therapies for patients with neurodegenerative diseases. The acquisition establishes a new modality for drug discovery and development, extending our research efforts through the creation of a gene therapy program that will be anchored by Prevail’s portfolio of assets. Prevail’s lead gene therapies in clinical development are PR001 for patients with Parkinson’s disease with GBA1 mutations and neuronopathic Gaucher disease and PR006 for patients with frontotemporal dementia with GRN mutations. Both PR001 and PR006 were granted Fast Track designation from the U.S. Food and Drug Administration (FDA).

Assets Acquired and Liabilities Assumed
Our access to Prevail information was limited prior to the acquisition. As a consequence, we are in the process of determining fair values and tax bases of a significant portion of the assets acquired and liabilities assumed, including the identification and valuation of intangible assets and tax exposures. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date. The final determination may result in asset and liability fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized.
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at January 22, 2021
Cash	$90.5
Acquired IPR&D(1)	834.0
Goodwill(2)	111.0
Deferred tax liabilities	(100.2)
Other assets and liabilities, net	(31.5)
Acquisition date fair value of consideration transferred	903.8
Less:
Cash acquired	(90.5)
Fair value of CVR liability(3)	(65.9)
Cash paid, net of cash acquired	$747.4
(1) Acquired IPR&D intangibles primarily relate to PR001.
(2) The goodwill recognized from this acquisition is not deductible for tax purposes.
(3) See Note 6 for a discussion on the estimation of the CVR liability.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three months ended March 31, 2021 and 2020.
Dermira Acquisition
Overview of Transaction
In February 2020, we acquired all shares of Dermira for a purchase price of approximately $849.3 million, net of cash acquired. Under the terms of the agreement, we acquired lebrikizumab, a novel, investigational, monoclonal antibody being evaluated for the treatment of moderate-to-severe atopic dermatitis. Lebrikizumab was granted Fast Track designation from the FDA. We also acquired Qbrexza® (glycopyrronium) cloth, a medicated cloth approved by the FDA for the topical treatment of primary axillary hyperhidrosis (uncontrolled excessive underarm sweating). During the three months ended March 31, 2021, we decided to sell the rights to Qbrexza. See Note 5 for additional information.
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

Asset Acquisitions
The following table summarizes our asset acquisitions during the three months ended March 31, 2021 and 2020:

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense
Precision Biosciences, Inc.	Research and development of potential in vivo therapies for genetic disorders	January 2021	Pre-clinical	$107.8
Merus N.V.	CD3-engaging T-cell re-directing bispecific antibodies for the potential treatment of cancer	January 2021	Pre-clinical	46.5
Asahi Kasei Pharma Corporation	AK1780, an orally bioavailable P2X7 receptor antagonist for the potential treatment of chronic pain conditions	January 2021	Phase I	20.0
Rigel Pharmaceuticals, Inc.	R552, a receptor-interacting serine/threonine-protein kinase 1 (RIPK1) inhibitor, for the potential treatment of autoimmune and inflammatory diseases	March 2021	Phase I	125.0

Sitryx Therapeutics Limited	Pre-clinical targets that could lead to potential new medicines for autoimmune diseases	March 2020	Pre-clinical	52.3
AbCellera Biologics Inc. (AbCellera)(2)	Neutralizing antibodies for the treatment and prevention of COVID-19	March 2020	Pre-clinical	25.0
(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.
(2) We recognized an acquired IPR&D expense of $25.0 million in May 2020 upon closing of the transaction.
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
Boehringer Ingelheim Diabetes Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of diabetes compounds. Currently included in the collaboration are Boehringer Ingelheim’s oral diabetes products: Jardiance, Glyxambi, Synjardy, Trijardy® XR, Trajenta, and Jentadueto® as well as our basal insulin, Basaglar. Glyxambi, Synjardy, and Trijardy XR are included in the Jardiance product family. Jentadueto is included in the Trajenta product family.

The table below summarizes the net amount of significant milestones (deferred) capitalized at March 31, 2021 and December 31, 2020 for the compounds included in this collaboration:

	Net Milestones (Deferred) Capitalized (1) as of:
Product Family	March 31, 2021	December 31, 2020
Jardiance (2)	$151.2	$156.2
Trajenta (3)	108.1	114.6
Basaglar	(163.3)	(168.0)
(1) In connection with the regulatory approvals of Basaglar in the U.S., Europe, and Japan, milestone payments received were recorded as contract liabilities and are being amortized through the term of the collaboration (2029) to collaboration and other revenue. In connection with the regulatory approvals of Jardiance and Trajenta, milestone payments made were capitalized as intangible assets and are being amortized to cost of sales through the term of the collaboration. This represents the amounts that have been (deferred) or capitalized from the start of this collaboration through the end of the reporting period, net of amount amortized.
(2) The collaboration agreement with Boehringer Ingelheim for Jardiance ends upon expiration of the compound patent and any supplementary protection certificates or extensions thereto.
(3) The collaboration agreement with Boehringer Ingelheim for Trajenta ends upon expiration of the compound patent and any supplementary protection certificates or extensions thereto.
For the Jardiance product family, we and Boehringer Ingelheim share equally the ongoing development and commercialization costs in the most significant markets, and we record our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. We receive a royalty on net sales of Boehringer Ingelheim's products in the most significant markets and recognize the royalty as collaboration and other revenue. Boehringer Ingelheim is entitled to potential performance payments depending on the net sales of the Jardiance product family; therefore, our reported revenue for Jardiance may be reduced by any potential performance payments we make related to this product family. Beginning January 1, 2021, the royalty received by us related to the Jardiance product family may also be increased or decreased depending on whether net sales for this product family exceed or fall below certain thresholds. We pay to Boehringer Ingelheim a royalty on net sales for Basaglar in the U.S. We record our sales of Basaglar to third parties as net product revenue with the royalty payments made to Boehringer Ingelheim recorded as cost of sales.
The following table summarizes our net product revenue recognized with respect to Basaglar and collaboration and other revenue recognized with respect to the Jardiance and Trajenta families of products:

	Three Months Ended March 31,
Product Family	2021	2020
Jardiance	$312.0	$267.5
Basaglar	246.6	303.7
Trajenta	94.6	93.2
Olumiant
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte), which provides us the development and commercialization rights to its Janus tyrosine kinase (JAK) inhibitor compound, now known as Olumiant (baricitinib), and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double digit royalty payments on global net sales with rates ranging up to 20 percent. The agreement calls for payments by us to Incyte associated with certain development, success-based regulatory, and sales-based milestones. In 2020, the agreement was amended to include the treatment of COVID-19, with Incyte obtaining the right to receive an additional royalty ranging up to the low teens on global net sales for the treatment of COVID-19 that exceed a specified aggregate global net sales threshold.
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, milestone payments of $210.0 million were capitalized as intangible assets as of March 31, 2021 and December 31, 2020 and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of each reporting period.
As of March 31, 2021, Incyte is eligible to receive up to $100.0 million of additional payments from us contingent upon certain success-based regulatory milestones. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.

We record our sales of Olumiant to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	Three Months Ended March 31,
	2021	2020
Olumiant	$193.8	$139.7
COVID-19 antibodies
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
In 2020, we entered into a license and collaboration agreement with Shanghai Junshi Biosciences Co., Ltd. (Junshi Biosciences) to co-develop therapeutic antibodies for the potential prevention and treatment of COVID-19, including etesevimab, for which we hold development and commercialization rights outside of Greater China (which includes mainland China, Hong Kong and Macau Special Administrative Regions and Taiwan) and for which Junshi Biosciences maintains all rights in Greater China. Junshi Biosciences has the right to receive royalty payments in the mid-teens on our net sales of etesevimab. Junshi Biosciences also has the right to receive certain development, success-based regulatory and sales-based milestones. In connection with the regulatory authorizations of etesevimab (for administration with bamlanivimab) in the U.S. and Europe, milestone payments of $60.0 million were capitalized as intangible assets as of March 31, 2021 and are being amortized to cost of sales over the estimated useful life of etesevimab. As of March 31, 2021, Junshi Biosciences is eligible to receive up to $15.0 million of additional payments contingent upon certain success-based regulatory milestones and up to $120.0 million of potential sales-based milestones.
Pursuant to EUAs, we recognized $810.1 million of net product revenue associated with our sales of our COVID-19 antibodies during the three months ended March 31, 2021.
Tyvyt
We have a collaboration agreement with Innovent Biologics, Inc. (Innovent) to jointly develop and commercialize Tyvyt (sintilimab injection) in China. In 2019, we and Innovent began co-commercializing Tyvyt in China. We record our sales of Tyvyt to third parties as revenue, with payments made to Innovent for its portion of the gross margin reported as cost of sales. We also report as revenue our portion of the gross margin for Tyvyt sales made by Innovent to third parties. Our Tyvyt revenue in China, which is primarily recorded as net product revenue, was $109.7 million and $57.4 million during the three months ended March 31, 2021 and 2020, respectively.
In 2020, we obtained an exclusive license for Tyvyt from Innovent for geographies outside of China. Innovent, with collaboration from us, will pursue the initial registration of Tyvyt in the U.S., and we will pursue initial registration of Tyvyt in other markets and all other subsequent registrations of Tyvyt. We have exclusive commercialization rights outside of China.
As of March 31, 2021, Innovent is eligible to receive up to $825.0 million for geographies outside of China and up to $235.0 million in China in success-based regulatory and sales-based milestones. Innovent is also eligible to receive tiered double digit royalties on net sales for geographies outside of China.
Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain and cancer pain. The companies equally share the ongoing development costs and, if successful, in the U.S. will co-commercialize and equally share in gross margin and certain commercialization expenses. As a result of an amendment to the agreement in 2020, Pfizer will be responsible for commercialization activities and costs outside the U.S., and we have the right to receive tiered royalties in percentages from the high teens to mid-twenties for net sales in Japan as well as low double digit royalties on annual net sales greater than $150.0 million in all other territories outside of the U.S. and Japan. As of March 31, 2021, Pfizer is eligible to receive up to $147.5 million in success-based regulatory milestones based on current development plans and up to $1.23 billion in a series of sales-based milestones, contingent upon the commercial success of tanezumab.

Lebrikizumab
As a result of our acquisition of Dermira, we have a worldwide licensing agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively Roche), which provides us the global development and commercialization rights to lebrikizumab. Roche has the right to receive tiered royalty payments on future global net sales ranging in percentages from high single digits to high teens if the product is successfully commercialized. As of March 31, 2021, Roche is eligible to receive up to $180.0 million of payments from us contingent upon the achievement of success-based regulatory milestones and up to $1.03 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
As a result of our acquisition of Dermira, we have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We have the right to receive tiered royalty payments on future net sales in Europe ranging in percentages from low double digits to low twenties if the product is successfully commercialized. As of March 31, 2021, we are eligible to receive additional payments of $85.0 million from Almirall contingent upon the achievement of success-based regulatory milestones and up to $1.25 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
As of March 31, 2021 and December 31, 2020, $23.3 million and $29.7 million, respectively, were recorded as contract liabilities on the consolidated condensed balance sheet and are expected to be recognized as collaboration and other revenue over the remaining Phase III development period. During the three months ended March 31, 2021 and 2020, milestones received and collaboration and other revenue recognized were not material.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended March 31,
	2021	2020
Severance	$11.5	$9.8
Asset impairment and other special charges	200.1	50.1
Total asset impairment, restructuring, and other special charges	$211.6	$59.9

Asset impairment, restructuring, and other special charges recognized during the three months ended March 31, 2021 were primarily related to an intangible asset impairment of $108.1 million resulting from the decision to sell the rights to Qbrexza, as well as acquisition and integration costs associated with the acquisition of Prevail. During the three months ended March 31, 2021, we entered into an agreement to sell our rights to Qbrexza, subject to closing conditions which are expected to be completed in the second quarter of 2021. The assets associated with Qbrexza were written down to fair value less cost to sell, which were determined based upon a discounted cash flow valuation. The remaining book value of assets associated with Qbrexza subsequent to the impairment charge is not material.
Asset impairment, restructuring, and other special charges recognized during the three months ended March 31, 2020 were primarily related to acquisition and integration costs associated with the acquisition of Dermira.

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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2021, we had outstanding foreign currency forward commitments to purchase 1.11 billion U.S. dollars and sell 941.7 million euro, commitments to purchase 4.19 billion euro and sell 4.98 billion U.S. dollars, commitments to purchase 140.7 million U.S. dollars and sell 15.47 billion Japanese yen, and commitments to purchase 285.2 million British pounds and sell 396.5 million U.S. dollars, which all settled within 30 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $5.72 billion and $6.02 billion as of March 31, 2021 and December 31, 2020, respectively, of which $4.30 billion and $4.50 billion have been designated as, and are effective as, economic hedges of net investments in certain of our euro-denominated foreign operations as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, we had outstanding cross currency swaps with notional amounts of $3.79 billion swapping U.S. dollars to euro and $1.00 billion swapping Swiss francs to U.S. dollars which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign-denominated fixed-rate debt, have also been designated as, and are effective as, economic hedges of net investments.
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

Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At March 31, 2021, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 13 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss), and upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of March 31, 2021, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.75 billion, which have settlement dates ranging between 2023 and 2025.
The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended March 31,
	2021	2020
Fair value hedges:
Effect from hedged fixed-rate debt	$(81.5)	$117.3
Effect from interest rate contracts	81.5	(117.3)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	4.1	4.0
Cross-currency interest rate swaps	71.5	(12.9)
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	133.0	(5.7)
Total	$208.6	$(14.6)
During the three months ended March 31, 2021 and 2020, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2021	2020
Net investment hedges:
Foreign currency-denominated notes	$207.7	$67.4
Cross-currency interest rate swaps	150.6	115.8
Cash flow hedges:
Forward-starting interest rate swaps	295.1	(369.8)
Cross-currency interest rate swaps	26.3	(69.8)
During the next 12 months, we expect to reclassify $16.9 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three months ended March 31, 2021 and 2020, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at March 31, 2021 and December 31, 2020 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2021
Cash equivalents	$1,554.5	$1,554.5	$1,554.5	$—	$—	$1,554.5

Short-term investments:
U.S. government and agency securities	$20.9	$20.8	$20.9	$—	$—	$20.9
Corporate debt securities	7.6	7.5	—	7.6	—	7.6
Asset-backed securities	2.3	2.2	—	2.3	—	2.3
Other securities	18.2	18.2	18.2	—	—	18.2
Short-term investments	$49.0

Noncurrent investments:
U.S. government and agency securities	$109.1	$108.8	$109.1	$—	$—	$109.1
Corporate debt securities	177.8	175.5	—	177.8	—	177.8
Mortgage-backed securities	102.3	99.7	—	102.3	—	102.3
Asset-backed securities	23.8	23.5	—	23.8	—	23.8
Other securities	110.3	30.1	—	—	110.3	110.3
Marketable equity securities	1,645.5	386.1	1,645.5	—	—	1,645.5
Equity investments without readily determinable fair values (2)	384.3
Equity method investments (2)	679.3
Noncurrent investments	$3,232.4

December 31, 2020
Cash equivalents	$2,097.9	$2,097.9	$2,097.9	$—	$—	$2,097.9

Short-term investments:
U.S. government and agency securities	$9.9	$9.9	$9.9	$—	$—	$9.9
Corporate debt securities	2.8	2.8	—	2.8	—	2.8
Asset-backed securities	1.2	1.2	—	1.2	—	1.2
Other securities	10.3	10.3	—	—	10.3	10.3
Short-term investments	$24.2

Noncurrent investments:
U.S. government and agency securities	$78.7	$74.3	$78.7	$—	$—	$78.7
Corporate debt securities	137.0	126.8	—	137.0	—	137.0
Mortgage-backed securities	106.4	101.4	—	106.4	—	106.4
Asset-backed securities	24.3	23.7	—	24.3	—	24.3
Other securities	110.5	31.8	—	—	110.5	110.5
Marketable equity securities	1,664.2	311.6	1,664.2	—	—	1,664.2
Equity investments without readily determinable fair values (2)	373.9
Equity method investments (2)	471.8
Noncurrent investments	$2,966.8
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Long-term debt, including current portion
March 31, 2021	$(16,204.5)	$—	$(17,462.6)	$—	$(17,462.6)
December 31, 2020	(16,595.3)	—	(19,038.9)	—	(19,038.9)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2021
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	$87.2	$—	$87.2	$—	$87.2
Other noncurrent liabilities	(9.9)	—	(9.9)	—	(9.9)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	235.4	—	235.4	—	235.4
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	12.7	—	12.7	—	12.7
Other noncurrent assets	39.4	—	39.4	—	39.4
Other current liabilities	(45.5)	—	(45.5)	—	(45.5)
Other noncurrent liabilities	(19.1)	—	(19.1)	—	(19.1)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	3.0	—	3.0	—	3.0
Other noncurrent liabilities	(16.8)	—	(16.8)	—	(16.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	14.8	—	14.8	—	14.8
Other current liabilities	(66.2)	—	(66.2)	—	(66.2)
Contingent consideration liability:
Other noncurrent liabilities	(71.1)	—	—	(71.1)	(71.1)

December 31, 2020
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	158.9	—	158.9	—	158.9
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	38.1	—	38.1	—	38.1
Other noncurrent liabilities	(97.8)	—	(97.8)	—	(97.8)
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(92.6)	—	(92.6)	—	(92.6)
Other noncurrent liabilities	(97.2)	—	(97.2)	—	(97.2)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	34.4	—	34.4	—	34.4
Other noncurrent liabilities	(2.9)	—	(2.9)	—	(2.9)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	41.1	—	41.1	—	41.1
Other current liabilities	(15.2)	—	(15.2)	—	(15.2)

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
We determine our Level 1 and Level 2 fair value measurements based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. Level 3 fair value measurements for other investment securities are determined using unobservable inputs, including the investments' cost adjusted for impairments and price changes from orderly transactions. The fair values of equity method investments and investments measured under the measurement alternative for equity investments that do not have readily determinable fair values are not readily available. As of March 31, 2021, we had approximately $736 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
Contingent consideration liability relates to our liability arising in connection with the CVR issued as a result of the Prevail acquisition. The fair value of the CVR liability was estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant's view of the expected cash payment associated with the first potential regulatory approval of a Prevail compound in the applicable countries based on probabilities of technical success, timing of the potential approval events for the compounds, and an estimated discount rate. See Note 3 for additional information related to the CVR arrangement.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of March 31, 2021:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$443.7	$30.8	$147.8	$125.2	$139.9
The net gains recognized in our consolidated condensed statements of operations for equity securities were $301.5 million and $186.6 million for the three months ended March 31, 2021 and 2020, respectively. The net gains/losses recognized during the three months ended March 31, 2021 and 2020 on equity securities sold during the respective periods were not material.
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded during the three months ended March 31, 2021 and 2020 were not material.
A summary of the fair value of available-for-sale securities in an unrealized gain or loss position and the amount of unrealized gains and losses in accumulated other comprehensive loss follows:

	March 31, 2021	December 31, 2020
Unrealized gross gains	$12.0	$20.9
Unrealized gross losses	6.3	0.5
Fair value of securities in an unrealized gain position	273.6	348.9
Fair value of securities in an unrealized loss position	170.1	11.4
We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material in the three months ended March 31, 2021 and 2020.

As of March 31, 2021, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 94 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of March 31, 2021, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.
Activity related to our available-for-sale securities was as follows:

	Three Months Ended March 31,
	2021	2020
Proceeds from sales	$43.3	$38.0
Realized gross gains on sales	1.1	0.9
Realized gross losses on sales	0.4	0.8
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and, risk related to, the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $637.8 million and $754.9 million of accounts receivable as of March 31, 2021 and December 31, 2020, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated condensed results of operations for the three months ended March 31, 2021 and 2020 were not material.

Note 7: Income Taxes
The effective tax rate was 8.2 percent for the three months ended March 31, 2021, compared with 13.3 percent for the three months ended March 31, 2020. The effective tax rates for both periods were reduced by net discrete tax benefits, with a larger net discrete tax benefit reflected for the three months ended March 31, 2021.
The U.S. examination of tax years 2016-2018 began in the fourth quarter of 2019 and remains ongoing; therefore, the resolution of this audit period will likely extend beyond the next 12 months.

Note 8: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2021	2020
Components of net periodic benefit cost:
Service cost	$92.0	$78.7
Interest cost	84.3	105.0
Expected return on plan assets	(238.0)	(221.2)
Amortization of prior service cost	1.1	1.1
Recognized actuarial loss	121.8	111.0
Net periodic benefit cost	$61.2	$74.6

	Retiree Health Benefit Plans
	Three Months Ended March 31,
	2021	2020
Components of net periodic benefit income:
Service cost	$11.7	$9.8
Interest cost	8.1	11.0
Expected return on plan assets	(36.6)	(37.4)
Amortization of prior service benefit	(14.9)	(14.9)
Recognized actuarial loss	0.8	0.8
Net periodic benefit income	$(30.9)	$(30.7)
We contributed approximately $15 million to satisfy minimum funding requirements to our defined benefit pension and retiree health benefit plans during the three months ended March 31, 2021. We contributed approximately $10 million in discretionary funding during the three months ended March 31, 2021. During the remainder of 2021, we expect to make contributions of approximately $20 million to our defined benefit pension and retiree health plans to satisfy minimum funding requirements.

Note 9: Contingencies
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

Litigation accruals, environmental liabilities, and the related estimated insurance recoverables are reflected on a gross basis as liabilities and assets, respectively, on our consolidated condensed balance sheets. With respect to the product liability claims currently asserted against us, we have accrued for our estimated exposures to the extent they are both probable and reasonably estimable based on the information available to us. We accrue for certain product liability claims incurred but not filed to the extent we can formulate a reasonable estimate of their costs. We estimate these expenses based primarily on historical claims experience and data regarding product usage. Legal defense costs expected to be incurred in connection with significant product liability loss contingencies are accrued when both probable and reasonably estimable.
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of additional product liability and related claims in the future. Due to a very restrictive market for product liability insurance, we are self-insured for product liability losses for all our currently and previously marketed products.
Patent Litigation
Alimta Patent Litigation
A number of manufacturers are seeking approvals in the U.S. and a number of countries in Europe to market generic forms of Alimta prior to the expiration of our vitamin regimen patents, alleging that those patents are invalid, not infringed, or both. We believe our Alimta vitamin regimen patents are valid and enforceable against these generic manufacturers. However, it is not possible to determine the ultimate outcome of the proceedings, and accordingly, we can provide no assurance that we will prevail. The loss of exclusivity in the U.S. could have a material adverse impact on our future consolidated results of operations and cash flows and would result in a rapid and severe decline in future revenue for the product.
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
European Patent Litigation
In Europe, Alimta (pemetrexed) is protected by the vitamin regimen patent through June of 2021. Notwithstanding the existence of our vitamin regimen patent, several companies launched generic pemetrexed products at risk in France, Germany, and the Netherlands but those products were subsequently removed from those markets as a consequence of patent infringement actions brought by us. In many cases, those patent infringement actions are subject to appeals filed by the generic manufacturer. In March 2021, we entered into a settlement agreement with Fresenius Kabi Aktienngesellschaft that discontinued all pending European patent litigation involving the Fresenius Kabi group of companies including that between us and Fresenius Kabi France and Fresenius Kabi Groupe France.
Legal proceedings are ongoing regarding our Alimta patents in various national courts throughout Europe. We will continue to seek to remove any generic pemetrexed products launched at risk in other European markets, seek damages with respect to such launches, and defend our patents against validity challenges.

Emgality Patent Litigation
In September 2018, we were named as a defendant in litigation filed by Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in the U.S. District Court for the District of Massachusetts seeking a ruling that various claims in nine different Teva patents would be infringed by our launch and continued sales of Emgality for the prevention of migraine in adults. Trial is expected in February 2022. Separately, the U.S. Patent and Trademark Office (USPTO) granted our request to initiate an inter partes review (IPR) to reexamine the validity of the nine Teva patents asserted against us in the litigation. In February 2020, the USPTO ruled in our favor and found that the claims asserted against us in six of Teva's nine patents were invalid. In March 2020, the USPTO ruled against us on the remaining three Teva patents, finding that we failed to show that the remaining three patents were unpatentable based on the subset of invalidity arguments available in an IPR proceeding. In April 2020, we appealed the USPTO’s March 2020 ruling, and Teva appealed the USPTO’s February 2020 ruling to the U.S. Court of Appeals for the Federal Circuit. The district court litigation will proceed in parallel with the IPR appeals.
Jardiance Patent Litigation
In November 2018, Boehringer Ingelheim (BI), our partner in marketing and development of Jardiance, initiated U.S. patent litigation in the U.S. District Court of Delaware alleging infringement arising from Alkem Laboratories Ltd.'s (Alkem) and Ascend Laboratories, LLC's (Ascend) submissions of Abbreviated New Drug Applications (ANDA) seeking approval to market generic versions of Jardiance, Glyxambi, and Synjardy in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). Particularly with respect to Jardiance, Alkem's and Ascend's ANDAs seek approval to market generic versions of Jardiance prior to the expiration of the relevant patents, and allege that certain patents, including in some allegations the compound patent, are invalid or would not be infringed. We are not a party to this litigation. Trial is scheduled for September 2021.
Taltz Patent Litigation
In April 2021, we petitioned the High Court of Ireland to declare invalid the patent that Novartis Pharma AG (Novartis) purchased from Genentech, Inc. in 2020. Novartis responded by filing a claim against us alleging patent infringement related to our commercialization of Taltz and seeking damages for past infringement and an injunction against future infringement. This matter is ongoing.
Zyprexa Canada Patent Litigation
Beginning in the mid-2000’s, several generic companies in Canada challenged the validity of our Zyprexa compound patent. In 2012, the Canadian Federal Court of Appeals denied our appeal of a lower court's decision that certain patent claims were invalid for lack of utility. In 2013, Apotex Inc. and Apotex Pharmachem Inc. (collectively, Apotex) brought claims against us in the Ontario Superior Court of Justice at Toronto for damages related to our enforcement of the Zyprexa compound patent under Canadian regulations governing patented drugs. Apotex seeks compensation based on novel legal theories under the Statute of Monopolies, Trade-Mark Act, and common law. In March 2021, the Ontario Superior Court granted our motion for summary judgement, thereby dismissing Apotex’s case. Apotex appealed that ruling to the Court of Appeal for Ontario in April 2021.
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
In November 2017, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. District Court for the Southern District of California's grant of summary judgment in the MDL based on that court's discovery rulings and remanded the cases back to the U.S. District Court for further proceedings. In March 2021, the U.S. District Court granted summary judgment for the defendants and in April 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. In the state court actions, in November 2018, the California Court of Appeal reversed the Los Angeles County Superior Court of California’s grant of summary judgment based on that court's discovery rulings and remanded for further proceedings. In April 2021, the Los Angeles County Superior Court of California granted summary judgment for the defendants.
We are aware of approximately 20 additional claimants who have not yet filed suit. These additional claims allege damages for pancreatic cancer or thyroid cancer.
Cialis Product Liability
First initiated in August 2015, we are named as a defendant in approximately 350 Cialis product liability lawsuits in the U.S. These cases, many of which were originally filed in various federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have filed cases and an unspecified number of future cases coordinated into a federal multidistrict litigation (MDL) in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra®. The JPML ordered the transfer of the existing cases to the now-renamed MDL In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation. In April 2020, the MDL court granted summary judgment to the defendants on all of the claims brought against them by the plaintiffs. In May 2020, plaintiffs filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. The plaintiffs’ appeal has been administratively closed until August 2021 pending completion of a procedure to resolve the claims in this litigation.
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

Other Matters
340B Litigation and Investigations
We are the plaintiff in a lawsuit filed in January 2021 in the U.S. District Court for the Southern District of Indiana against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, the Health Resources and Services Administration (HRSA), and the Administrator of HRSA. The lawsuit challenges the HHS's December 30, 2020 advisory opinion stating that drug manufacturers are required to deliver discounts under the 340B program to all contract pharmacies. We seek a declaratory judgment that the defendants violated the Administrative Procedures Act and the U.S. Constitution, a preliminary injunction enjoining implementation of the administrative dispute resolution process created by defendants and, with it, their application of the advisory opinion, and other related relief. In March 2021, the court entered an order preliminarily enjoining the government’s enforcement of the administrative dispute resolution process against Lilly. The matter is ongoing.
In January 2021, we, along with other pharmaceutical manufacturers, were named as a defendant in a petition currently pending before the HHS Administration Dispute Resolution Panel. Petitioner seeks declaratory and other injunctive relief related to the 340B program. As described above, the U.S. District Court for the Southern District of Indiana has entered a preliminary injunction enjoining the government’s enforcement of this administrative dispute resolution process against us.
In February 2021, we received a civil investigative subpoena from the Office of the Attorney General for the State of Vermont relating to the sale of pharmaceutical products to Vermont covered entities under the 340B program. We are cooperating with this subpoena.
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
First initiated in 2008, our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the labor court judge ruled against Lilly Brasil, ordering it to undertake several actions of unspecified financial impact, including paying lifetime health coverage for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. We appealed this decision. In July 2018, the appeals court affirmed the labor court's ruling with a liquidated award of 300 million Brazilian real (for moral damages, donation of equipment, and creation of a foundation) which, adjusted for inflation and interest using the current Central Bank of Brazil's special system of clearance and custody rate (SELIC), is approximately 950 million Brazilian real (approximately $165 million as of March 31, 2021). The appeals court restricted the broad health coverage awarded by the labor court to health problems that claimants could show arose from exposure to the alleged contamination. In August 2019, Lilly Brasil filed an appeal to the superior labor court. In September 2019, the appeals court stayed a number of elements of its prior decision, including the obligation to provide health coverage for contractors, their children, and children of employees who worked at the Cosmopolis facility, pending the determination of Lilly Brasil’s appeal to the superior labor court. The cost of any such health coverage has not been determined.
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
Health Choice Alliance
We are named as a defendant in a lawsuit filed in June 2017 in the U.S. District Court for the Eastern District of Texas seeking damages under the federal anti-kickback statute and state and federal false claims acts for certain patient support programs related to our products Humalog, Humulin, and Forteo. In September 2019, the U.S. District Court granted the U.S. Department of Justice’s motion to dismiss the relator’s second amended complaint. In January 2020, the relator appealed the District Court’s dismissal to the U.S. Court of Appeals for the Fifth Circuit. We are also named as a defendant in two similar lawsuits filed in Texas and New Jersey state courts in October 2019 seeking damages under the Texas Medicaid Fraud Prevention Act and New Jersey Medicaid False Claims Act, respectively. In November 2020, the Texas state court action was stayed pending a decision by the U.S. Court of Appeals for the Fifth Circuit on the aforementioned District Court appeal. In April 2021, the New Jersey state court action was dismissed with prejudice.
Pricing Litigation, Investigations, and Inquiries
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
In October 2018, the Minnesota Attorney General’s Office initiated litigation against us, Sanofi, and Novo Nordisk, State of Minnesota v. Sanofi-Aventis U.S. LLC et al., in the U.S. District Court for the District of New Jersey, alleging unjust enrichment, violations of various Minnesota state consumer protection laws, and the federal RICO Act. In March 2021, the U.S. District Court for the District of New Jersey dismissed with prejudice the Minnesota Attorney General’s federal RICO claims and false advertising claims under state law; the consumer fraud and other related state law claims remain ongoing. Additionally, in May 2019, the Kentucky Attorney General’s Office filed a complaint against us, Sanofi, and Novo Nordisk, Commonwealth of Kentucky v. Novo Nordisk, Inc. et al., in Kentucky state court, alleging violations of the Kentucky consumer protection law, false advertising, and unjust enrichment. In November 2019, Harris County in Texas initiated litigation against us, Sanofi, Novo Nordisk, Express Scripts, CVS, Optum, and Aetna, County of Harris Texas v. Eli Lilly & Co., et al., in federal court in the Southern District of Texas alleging violations of the federal RICO Act, federal and state antitrust law, and the state deceptive trade practices-consumer protection act. Harris County also alleges common law claims such as fraud, unjust enrichment, and civil conspiracy. This lawsuit relates to our insulin products as well as Trulicity.

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

Note 10: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended March 31, 2021 and 2020:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$(1,427.5)	$14.8	$(4,751.0)	$(332.7)	$(6,496.4)
Other comprehensive income (loss) before reclassifications	(249.7)	(10.8)	18.8	252.8	11.1
Net amount reclassified from accumulated other comprehensive loss	—	0.5	85.9	3.3	89.7
Net other comprehensive income (loss)	(249.7)	(10.3)	104.7	256.1	100.8
Balance at March 31, 2021	$(1,677.2)	$4.5	$(4,646.3)	$(76.6)	$(6,395.6)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(1,678.0)	$4.9	$(4,638.6)	$(211.9)	$(6,523.6)
Other comprehensive income (loss) before reclassifications	(126.5)	1.0	30.9	(348.2)	(442.8)
Net amount reclassified from accumulated other comprehensive loss	—	(0.1)	77.4	3.2	80.5
Net other comprehensive income (loss)	(126.5)	0.9	108.3	(345.0)	(362.3)
Balance at March 31, 2020	$(1,804.5)	$5.8	$(4,530.3)	$(556.9)	$(6,885.9)

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
Tax benefit (expense)	2021	2020
Foreign currency translation gains/losses	$(75.3)	$(38.5)
Unrealized net gains/losses on securities	4.4	(0.3)
Defined benefit pension and retiree health benefit plans	(31.3)	(25.7)
Effective portion of cash flow hedges	(68.1)	91.7
Benefit (provision) for income taxes allocated to other comprehensive income (loss) items	$(170.3)	$27.2
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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2021	2020
Amortization of retirement benefit items:
Prior service benefits, net	$(13.8)	$(13.8)	Other–net, (income) expense
Actuarial losses, net	122.6	111.8	Other–net, (income) expense
Total before tax	108.8	98.0
Tax benefit	(22.9)	(20.6)	Income taxes
Net of tax	85.9	77.4

Other, net of tax	3.8	3.1	Other–net, (income) expense
Total reclassifications, net of tax	$89.7	$80.5

Note 11: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended March 31,
	2021	2020
Interest expense	$87.8	$92.5
Interest income	(5.5)	(14.3)
Net investment gains on equity securities	(301.5)	(186.6)
Retirement benefit plans	(73.4)	(44.6)
Other (income) expense	(28.5)	63.9
Other–net, (income) expense	$(321.1)	$(89.1)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

(Tables present dollars in millions, except per-share data)
General
Management’s discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated company. This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying footnotes in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain statements in this Part I, Item 2 of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
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
We have experienced negative impacts to our underlying business due to the COVID-19 pandemic, including decreases in new prescriptions as a result of fewer patient visits to physician’s offices to begin or change treatment, changes in payer segment mix, and the use of patient affordability programs in the United States (U.S.) due to increased unemployment. Additionally, we have experienced, and may continue to experience, decreased demand as a result of lack of normal access and fewer in-person interactions by patients and our employees with the healthcare system. In certain locations in the U.S. and around the world with COVID-19 outbreaks, we temporarily halted in-person interactions by our employees with healthcare providers and increased virtual interactions. While in-person interactions have resumed in many locations, we may decide to halt such activity in the future and, in those cases, expect to resume such interactions as it is safe to do so and in compliance with applicable guidance and requirements. We may experience additional pricing pressures resulting from the financial strain of the COVID-19 pandemic on government-funded healthcare systems around the world.
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

Since the start of the pandemic we have been working with a variety of organizations, including governmental agencies, to facilitate access to our COVID-19 therapies in various countries. The U.S. Food and Drug Administration (FDA) granted Emergency Use Authorizations (EUA) for bamlanivimab and bamlanivimab and etesevimab administered together for higher-risk patients who have been recently diagnosed with mild-to-moderate COVID-19 and for baricitinib in combination with remdesivir in hospitalized COVID-19 patients. We have taken several steps in order to transition from bamlanivimab administered alone to bamlanivimab and etesevimab administered together in the U.S. for the treatment of COVID-19. In April 2021, we requested the FDA revoke the EUA for bamlanivimab alone. This request was not due to any new safety concern. The FDA subsequently revoked the EUA for bamlanivimab alone. We have agreed with the U.S. government to supply bamlanivimab and etesevimab together and to supply etesevimab to complement doses of bamlanivimab that the U.S. government previously purchased. As a result, we terminated the purchase agreement with the U.S. government to supply bamlanivimab alone and cancelled orders for any remaining doses scheduled to be delivered. The European Medicines Agency's (EMA) Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion for bamlanivimab alone and for bamlanivimab and etesevimab administered together for patients that do not require supplemental oxygen and who are at high risk of progressing to severe COVID-19.
We face unique risks and uncertainties in our development, manufacture, and uptake of potential treatments for COVID-19, including vulnerability to supply chain disruptions, higher manufacturing costs, difficulties in manufacturing sufficient quantities of our therapies, heightened regulatory scrutiny of our manufacturing practices, restrictions on administration that limit widespread and timely access to our therapies, and risks related to handling, return, and/or refund of product after delivery by us. Expedited authorization processes, including our EUA for bamlanivimab and etesevimab administered together, have allowed restricted distribution of products with less than typical safety and efficacy data, and additional data that become available may call into question the safety or effectiveness of our COVID-19 therapies. Additionally, the availability of superior or competitive therapies, or preventative measures, such as vaccines, coupled with the transient nature of pandemics, could negatively impact or eliminate demand for our COVID-19 therapies. Mutations or the spread of other variants of the coronavirus could also render our therapies ineffective. We may also be required to accept returns of certain bamlanivimab and etesevimab previously supplied together in the U.S. if the relevant EUA is revoked or terminated due to safety and efficacy concerns. In addition, evolving regulatory priorities have intensified governmental scrutiny of our operations, including our compliance with Good Manufacturing Practices (cGMP), quality assurance, and similar regulations relating to our manufacture of COVID-19 therapies and other medicines. Any of these risks could prevent us from recouping our substantial investments in the research, development, and manufacture of our COVID-19 therapies. These risks could also affect other aspects of our business, including potentially resulting in delays or denials in the approval or launch of other products.
Our ability to continue to operate without significant negative impacts will in part depend on our ability to protect our employees and our supply chain. We have taken steps to protect our employees worldwide, with particular measures in place for those working in our manufacturing sites and distribution facilities. We have been able to largely maintain our normal operations. However, uncertainty resulting from the COVID-19 pandemic could have an adverse impact on our manufacturing operations, global supply chain, and distribution systems, which could impact our ability to produce and distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, and could increase our expenses.
Although the COVID-19 pandemic has affected our operations and demand for our products, it has not negatively impacted our liquidity position. We expect to continue to generate cash flows to meet our short-term liquidity needs and to have access to liquidity via the short-term and long-term debt markets. As part of our response to the COVID-19 pandemic, we worked quickly to ramp up the manufacturing of our COVID-19 antibodies in order to ensure ample supply. Due in part to the termination of the purchase agreement with the U.S. government to supply bamlanivimab alone and the cancellation of orders for the remaining doses of bamlanivimab alone that were scheduled to be delivered pursuant to the agreement, we have experienced impairment charges for excess inventory related to our COVID-19 antibodies during the three months ended March 31, 2021. We could experience additional impairments of our assets, including inventory related to our COVID-19 antibodies, or significant changes in the fair value of our assets due to the COVID-19 pandemic, including as a result of the factors discussed above.
See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on risk factors that could impact our results.

Financial Results
The following table summarizes our key operating results:

	Three Months Ended March 31,
	2021	2020	Percent Change
Revenue	$6,805.6	$5,859.8	16
Gross margin	4,927.0	4,644.7	6
Gross margin as a percent of revenue	72.4%	79.3%
Operating expenses	$3,260.8	$2,941.7	11
Acquired in-process research and development (IPR&D)	299.3	52.3	NM
Asset impairment, restructuring, and other special charges	211.6	59.9	NM
Net income	1,355.3	1,456.5	(7)
EPS	1.49	1.60	(7)
NM - not meaningful
Revenue increased for the three months ended March 31, 2021 driven by increased volume and the favorable impact of foreign exchange rates, partially offset by lower realized prices. Operating expenses, defined as the sum of research and development and marketing, selling, and administrative expenses, increased for the three months ended March 31, 2021, primarily due to research and development expenses for COVID-19 antibody therapies and baricitinib, as well as higher research and development expenses for late-stage assets. The decrease in net income and EPS for the three months ended March 31, 2021 was primarily driven by higher research and development expenses, higher acquired IPR&D, and higher asset impairment, restructuring, and other special charges, partially offset by higher gross margin, higher other income, and lower income tax expense.
The following highlighted items also affect comparisons of our financial results for the three months ended March 31, 2021 and 2020:
2021
Acquired IPR&D (See Note 3 to the consolidated condensed financial statements)
•We recognized acquired IPR&D charges of $299.3 million for the three months ended March 31, 2021 related to collaborations with Rigel Pharmaceuticals, Inc. (Rigel), Precision BioSciences, Inc. (Precision), Merus N.V. (Merus), and Asahi Kasei Pharma Corporation (Asahi).
Asset Impairment, Restructuring, and Other Special Charges (See Note 5 to the consolidated condensed financial statements)
•We recognized charges of $211.6 million for the three months ended March 31, 2021 primarily related to an intangible asset impairment resulting from the decision to sell the rights to Qbrexza®, as well as acquisition and integration costs associated with the acquisition of Prevail Therapeutics Inc. (Prevail).
Other-Net, (Income) Expense (See Note 6 to the consolidated condensed financial statements)
•We recognized other income of $301.5 million of net investment gains on equity securities.
2020
Acquired IPR&D (See Note 3 to the consolidated condensed financial statements)
•We recognized acquired IPR&D charges of $52.3 million for the three months ended March 31, 2020 related to a collaboration with Sitryx Therapeutics Limited (Sitryx).
Asset Impairment, Restructuring, and Other Special Charges (See Note 5 to the consolidated condensed financial statements)
•We recognized charges of $59.9 million for the three months ended March 31, 2020 primarily related to acquisition and integration costs associated with the acquisition of Dermira, Inc. (Dermira).
Other-Net, (Income) Expense (See Note 6 to the consolidated condensed financial statements)
•We recognized other income of $186.6 million of net investment gains on equity securities.

Late-Stage Pipeline
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative new medicines. We currently have approximately 45 candidates in clinical development or under regulatory review, and a larger number of projects in the discovery phase.
The following new molecular entities (NMEs) are currently in Phase III clinical trials or have been submitted for regulatory review or have received first regulatory approval in the U.S., Europe, or Japan in 2021. In addition, the following table includes certain NMEs currently in Phase I or Phase II clinical trials. The following table reflects the status of these NMEs, including certain other developments since January 1, 2021.

Compound	Indication	Status	Developments
COVID-19 Therapies
Bamlanivimab administered alone	COVID-19	Emergency Use Authorization(1)	Announced in the first quarter of 2021 that a Phase III trial met the primary and all key secondary endpoints. The EMA's CHMP issued a positive scientific opinion in the first quarter of 2021. In April 2021 the FDA revoked the EUA for bamlanivimab alone in the U.S.
Bamlanivimab and etesevimab administered together	COVID-19	Emergency Use Authorization	Announced in the first quarter of 2021 that Phase III trials met the primary and key secondary endpoints. Additional Phase III trials are ongoing. The FDA granted EUA for higher-risk patients recently diagnosed with mild-to-moderate COVID-19 in the first quarter of 2021. We intend to submit to the FDA for approval in the second half of 2021. The EMA's CHMP issued a positive scientific opinion in the first quarter of 2021. Submitted in Europe in the first quarter of 2021.
VIR-7831 and bamlanivimab administered together(2)	COVID-19	Phase II	Phase II trial initiated in the first quarter of 2021.
Bamlanivimab, etesevimab and LY-CoV1404 administered together	COVID-19	Phase I	Phase I trial initiated in April 2021.
Endocrinology
Tirzepatide	Type 2 diabetes	Phase III	Announced in the first quarter of 2021 that Phase III trials met the primary and key secondary endpoints. Additional Phase III trials are ongoing.
	Obesity		Phase III trials are ongoing.
	Nonalcoholic steatohepatitis	Phase II	Phase II trial is ongoing.
Basal Insulin-Fc	Type 1 and 2 diabetes	Phase II	Phase II trials are ongoing.
Immunology
Lebrikizumab(3)	Atopic dermatitis	Phase III	Granted FDA Fast Track designation(4). Phase III trials are ongoing.
Mirikizumab	Crohn's disease	Phase III	Phase III trials are ongoing.
	Psoriasis	Not pursuing submission	Announced in April 2021 that we do not plan to pursue submission.
	Ulcerative colitis	Phase III	Announced in the first quarter of 2021 that a Phase III trial met the primary and key secondary endpoints. Additional Phase III trials are ongoing.
CXCR1/2 Ligands Monoclonal Antibody	Hidradenitis suppurativa	Phase II	Phase II trial is ongoing.

Compound	Indication	Status	Developments
IL-2 Conjugate	Systemic lupus erythematosus	Phase II	Phase II trial is ongoing.
	Ulcerative colitis		Phase II trial initiated in April 2021.
PD-1 MAB Agonist	Rheumatoid arthritis	Phase II	Phase II trial initiated in the first quarter of 2021.
Neuroscience
Tanezumab(5)	Osteoarthritis pain	Submitted
In the first quarter of 2021 an Advisory Committee to the FDA concluded that the proposed risk evaluation and mitigation strategy will not ensure that the benefits outweigh the risks. In collaboration with Pfizer, we plan to continue to work with the FDA as it continues to review the submission.

	Cancer pain	Phase III	Phase III trial is ongoing.
Donanemab	Early Alzheimer’s disease	Phase III	Announced in the first quarter of 2021 that a Phase II trial met the primary endpoint and that we expanded a Phase II trial to become a Phase III trial.
Solanezumab	Preclinical Alzheimer's disease	Phase III	Phase III trial is ongoing.
Epiregulin/TGFα MAB	Chronic pain	Phase II	Phase II trials are ongoing.
GBA1 Gene Therapy (PR001)	Parkinson's disease	Phase II	Acquired in the Prevail acquisition in January 2021. Granted FDA Fast Track designation(2). Phase II trials are ongoing.
GRN Gene Therapy (PR006)	Frontotemporal dementia	Phase II
PACAP38 Antibody	Chronic pain	Phase II	Phase II trial is ongoing.
SSTR4 Agonist	Chronic pain	Phase II	Phase II trials are ongoing.
Zagotenemab	Alzheimer’s disease	Phase II	Phase II trial is ongoing.
Oncology
Selpercatinib (Retevmo®)	Thyroid cancer	Launched(5)	Granted conditional marketing authorisation(6) in Europe in the first quarter of 2021. Phase III trials are ongoing.
Lung cancer
Pirtobrutinib (LOXO-305)	Chronic lymphocytic leukemia	Phase III	Phase III trial initiated in the first quarter of 2021.
	Mantle cell lymphoma	Phase II	Phase II trial is ongoing.
(1) EUAs remain active for certain countries outside of the U.S.
(2) In collaboration with Vir Biotechnology, Inc. and GlaxoSmithKline plc.
(3) In collaboration with Almirall, S.A. (Almirall) in Europe.
(4) Fast Track designation is designated to expedite the development and review of new therapies to treat serious conditions and address unmet medical needs.
(5) In collaboration with Pfizer, Inc (Pfizer).
(6) Continued approval may be contingent on verification and description of clinical benefit in confirmatory Phase III trials.
As part of our collaboration with Innovent Biologics, Inc. (Innovent), Innovent, with collaboration from us, will pursue the initial registration of sintilimab injection (Tyvyt®) in the U.S., and we will pursue initial registration of Tyvyt in other markets and all other subsequent registrations of Tyvyt.

Our pipeline also contains several new indication line extension (NILEX) products. The following certain NILEX products are currently in Phase II or Phase III clinical testing, have been submitted for regulatory review, or have received first regulatory approval in the U.S., Europe, or Japan for use in the indication described in 2021. The following table reflects the status of certain NILEX products, including certain other developments since January 1, 2021:

Compound	Indication	Status	Developments
Endocrinology
Empagliflozin (Jardiance®)(1)	Heart failure with reduced ejection fraction	Submitted	Granted FDA Fast Track designation(2).
	Chronic kidney disease	Phase III	Granted FDA Fast Track designation(2). Phase III trials are ongoing.
Heart failure with preserved ejection fraction
Immunology
Baricitinib (Olumiant®)	Atopic dermatitis	Approved	In April 2021 the FDA extended the review period for the submission in the U.S. to the third quarter of 2021.
	COVID-19	Emergency Use Authorization(3)	Announced in April 2021 that a Phase III trial evaluating baricitinib 4 mg once daily plus standard of care did not meet the primary endpoint, but did result in a significant reduction in death.
	Alopecia areata	Phase III	Granted FDA Breakthrough Therapy designation(4). Announced in the first quarter of 2021 and in April 2021 that Phase III trials met the primary endpoint. Phase III trials are ongoing.
	Systemic lupus erythematosus		Phase III trials are ongoing.
Oncology
Abemaciclib (Verzenio®)	Adjuvant breast cancer	Submitted	Announced in the first quarter of 2021 patient-reported outcomes in combination with standard adjuvant endocrine therapy. Submitted in Japan in the first quarter of 2021.
	Prostate cancer	Phase II	Phase II trials are ongoing.
(1) In collaboration with Boehringer Ingelheim.
(2) Fast Track designation is designated to expedite the development and review of new therapies to treat serious conditions and address unmet medical needs.
(3) The FDA granted EUA in combination with remdesivir in hospitalized COVID-19 patients.
(4) Breakthrough Therapy designation is designed to expedite the development and review of potential medicines that are intended to treat a serious condition where preliminary clinical evidence indicates that the treatment may demonstrate substantial improvement over available therapy on a clinically significant endpoint.

Other Matters
Patent Matters
We depend on patents or other forms of intellectual property protection for most of our revenue, cash flows, and earnings.
We expect the Alimta® vitamin regimen patents to provide us with patent protection for Alimta through June 2021 in major European countries and Japan and through May 2022 in the U.S. These patents have been challenged in each of these jurisdictions and in many cases have been finally resolved in our favor. However, we and Eagle Pharmaceuticals, Inc. (Eagle) reached an agreement in December 2019 to settle all pending U.S. patent litigation, allowing Eagle a limited initial entry into the market with its product starting February 2022 (up to an approximate three-week supply) and subsequent unlimited entry starting April 2022. We expect that the entry of generic competition in the U.S., major European countries, and Japan following the loss of patent exclusivity will cause a rapid and severe decline in revenue, and we expect that the entry of generic competition in the U.S. will have a material adverse effect on our consolidated results of operations and cash flows.
See Note 9 to the consolidated condensed financial statements for a more detailed account of the legal proceedings currently pending regarding, among others, our Alimta patents.
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
The formulation and use patents for Forteo® have expired in major markets. We expect further decline in revenue as a result of the anticipated entry of generic and biosimilar competition due to the loss of patent exclusivity in major markets.
Our compound patent protection for Cymbalta® expired in Japan in January 2020. We expect generics to enter the market in mid-2021. We expect that the entry of generic competition will cause a rapid and severe decline in revenue.
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
Trends Affecting Pharmaceutical Pricing, Reimbursement, Access, and Other Regulatory Matters
U.S.
In the U.S., public concern over access to and affordability of pharmaceuticals continues to drive the regulatory and legislative debate. These policy and political issues increase the risk that taxes, fees, rebates, or other cost control measures may be enacted to manage federal and state budgets. Evolving regulatory priorities could further intensify these efforts and otherwise increase regulatory scrutiny over our operations. Key health policy initiatives affecting biopharmaceuticals include:
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

•proposals that would require biopharmaceutical manufacturers to disclose proprietary drug pricing information,
•state-level proposals related to prescription drug prices and reducing the cost of pharmaceuticals purchased by government health care programs,
•federal and state proposals to permit importation of pharmaceuticals, including insulin, intended for sale in foreign markets, and
•the Biden administration's regulatory rule freeze affecting all federal agency rules that had not gone into effect as of January 20, 2021, impacting the implementation or effectiveness, as applicable, of final rules related to the 340B prescription drug program, rebate reform in Medicare Part D, drug importation including insulin, and foreign reference pricing in Medicare Parts B and D.
On September 1, 2020, we announced we would distribute all 340B ceiling priced products directly to covered entities and their child sites only. We provide 340B discounts to a contract pharmacy only if it is a wholly owned subsidiary of a covered entity, if a covered entity does not have an in-house retail pharmacy or, in the case of insulin, if the subject covered entity and its contract pharmacies agree to pass along the discount to patients without any markup for dispensing fees and without billing insurance or collecting duplicate discounts. We have been transparent with regulators on our distribution activity and continue to comply with all 340B program requirements. Certain covered entities and their trade associations have initiated litigation questioning whether our program, and similar actions by other manufacturers, violate 340B program requirements.
On October 9, 2020, three covered entities sued HHS and the Health Resources and Services Administration (HRSA) in the U.S. District Court for the District of Columbia seeking to compel the agencies to take enforcement action against us and three other companies, among other requested relief. On October 21, 2020, a trade association representing certain covered entities sued HHS in the same court seeking to compel the agency to promulgate administrative dispute resolution regulations. On December 11, 2020, a number of associations and entities filed suit against HHS in the U.S. District Court for the Northern District of California requesting immediate enforcement of the contract pharmacy guidance. On December 31, 2020, the General Counsel of HHS issued an advisory opinion alleging that honoring contract pharmacy agreements is mandatory. In January 2021, we filed suit against HHS, the Secretary of HHS, the HRSA, and the Administrator of the HRSA in the U.S. District Court for the Southern District of Indiana seeking a declaratory judgment that HHS's attempt to require manufacturers to permit contract pharmacy distribution is unlawful and a preliminary injunction enjoining implementation of the administrative dispute resolution process created by defendants and, with it, their application of the advisory opinion, and other related relief. On March 16, 2021, the U.S. District Court for the Southern District of Indiana issued an order granting our request for a preliminary injunction. See Note 9 to the consolidated condensed financial statements for additional information.
California and several other states have enacted legislation related to prescription drug pricing transparency and it is unclear the effect this legislation or future legislation will have on our business. Several states have also passed importation legislation, including Colorado, Florida, Maine, New Hampshire, New Mexico, and Vermont. As of late 2020 several of these states were actively working with the former presidential administration to implement an importation program from Canada. On November 22, 2020, Florida announced it submitted a proposed importation plan to the U.S. In 2020, HHS and the FDA also took several actions to advance state importation initiatives, including issuing requests for proposals for personal importation and reimportation of insulin and a final rule on the Importation of Prescription Drugs. We continue to review these state proposals and legislation, as well as federal rules, commentary to the rulemaking, and guidance published by HHS and the FDA, the impact of which is uncertain at this time. Currently, it is unclear if the Biden administration will adopt any of the importation initiatives put forth by the former presidential administration. We will continue to monitor and assess these developments.

In the private sector, consolidation and integration among healthcare providers significantly affects the competitive marketplace for pharmaceuticals. Health plans, pharmacy benefit managers, wholesalers, and other supply chain stakeholders have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance. Private third-party insurers, as well as governments, typically maintain formularies that specify coverage (the conditions under which drugs are included on a plan's formulary) and reimbursement (the associated out-of-pocket cost to the consumer) to control costs by negotiating discounted prices in exchange for formulary inclusion. Formulary placement can lead to reduced usage of a drug for the relevant patient population due to coverage restrictions, such as prior authorizations and formulary exclusions, or due to reimbursement limitations that result in higher consumer out-of-pocket cost, such as non-preferred co-pay tiers, increased co-insurance levels, and higher deductibles. Consequently, pharmaceutical companies compete for formulary placement not only on the basis of product attributes such as efficacy, safety profile, or patient ease of use, but also by providing rebates. Value-based agreements, where pricing is based on achievement (or not) of specified outcomes, are another tool that may be utilized between payers and pharmaceutical companies as formulary placement and pricing are negotiated. Price is an increasingly important factor in formulary decisions, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. We anticipate these downward pricing pressures will continue to negatively affect our consolidated results of operations. In addition to formulary placement, changes in insurance designs continue to drive greater consumer cost-sharing through high deductible plans and higher co-insurance or co-pays. We continue to invest in patient affordability solutions (resulting in lower revenue) in an effort to assist patients in affording their medicines.
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
On December 31, 2020, the Centers for Medicare and Medicaid Services published in the Federal Register a final regulation impacting the rules for calculating Medicaid rebate amounts, though the provision most likely to have a material impact on us relates to the inclusion of copayment assistance programs in best price and will take effect January 1, 2023. We are evaluating the impact of this regulation. We do not anticipate the changes related to "line extensions," which are scheduled to take effect January 1, 2022, to be material.
On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (ARP). Section 9816 of the ARP removed Medicaid's maximum rebate percentage effective January 1, 2024. We are evaluating the impact of this legislation. We expect to see continued focus on regulating pricing, potentially resulting in additional legislation and regulation under the newly elected Congress and the Biden administration.
In addition, evolving regulatory priorities have intensified governmental scrutiny of our operations, including our compliance with cGMP, quality assurance, and similar regulations. Any regulatory issues concerning these matters could lead to regulatory and legal actions, product recalls and seizures, fines and penalties, interruption of production leading to product shortages, import bans or denials of import certifications, delays or denials in the approvals of new products pending resolution of the issues, and reputational harm, any of which would adversely affect our business. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

International
International operations also are generally subject to extensive price and market regulations. Cost-containment measures exist in a number of countries, including additional price controls and mechanisms to limit reimbursement for our products. Such policies are anticipated to increase in impact and reach, given the pressures on national and regional health care budgets that come from a growing, aging population and ongoing economic challenges. As additional reforms are finalized, we will assess their impact on future revenues. In addition, governments in many emerging markets are becoming increasingly active in expanding health care system offerings. Given the budget challenges of increasing health care coverage for citizens, policies may be proposed that promote generics and biosimilars only and reduce current and future access to branded pharmaceutical products. The COVID-19 pandemic is also creating additional pressure on health systems worldwide. As a result, cost containment and other measures may intensify as governments manage and emerge from the pandemic.
Tax Matters
We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations could affect our effective tax rate, results of operations, and cash flows. Countries around the world, including the U.S., are actively considering and enacting tax law changes. The Biden administration's tax proposal contains significant changes, including increases to the tax rates at which both domestic and foreign income of U.S. companies would be taxed. Further, actions taken with respect to tax-related matters by associations such as the Organisation for Economic Co-operation and Development and the European Commission could influence tax policy in countries in which we operate. In addition, global tax authorities routinely examine our tax returns and are expected to become more aggressive in their examinations of profit allocations among jurisdictions, which could affect our anticipated tax liabilities.
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
In February 2020, we acquired all shares of Dermira for a purchase price of $849.3 million, net of cash acquired. Under the terms of the agreement, we acquired lebrikizumab, a novel, investigational, monoclonal antibody being evaluated for the treatment of moderate-to-severe atopic dermatitis. Lebrikizumab was granted Fast Track designation from the FDA. We also acquired Qbrexza cloth, a medicated cloth for the topical treatment of primary axillary hyperhidrosis (uncontrolled excessive underarm sweating). During the three months ended March 31, 2021, we decided to sell the rights to Qbrexza. See Note 5 to the consolidated condensed financial statements for additional information.
In January 2021, we acquired all shares of Prevail for a purchase price that included $22.50 per share in cash (or an aggregate of $747.4 million, net of cash acquired) plus one non-tradable contingent value right (CVR) per share. The CVR entitles Prevail stockholders to up to an additional $4.00 per share in cash (or an aggregate of approximately $160 million) payable, subject to certain terms and conditions, upon the first regulatory approval of a Prevail product in one of the following countries: U.S., Japan, United Kingdom, Germany, France, Italy, or Spain. Under the terms of the agreement, we acquired a gene therapy program for patients with neurodegenerative diseases.
See Note 3 to the consolidated condensed financial statements for further discussion regarding our recent acquisitions.

                                                                                                                                            Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended March 31,
	2021	2020	Percent Change
U.S.	$3,941.3	$3,328.8	18%
Outside U.S.	2,864.3	2,531.0	13
Revenue	$6,805.6	$5,859.8	16
Numbers may not add due to rounding.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended March 31,
	2021 vs. 2020
	U.S.	Outside U.S.	Consolidated
Volume	24%	9%	17%
Price	(6)	(2)	(4)
Foreign exchange rates	—	6	3
Percent change	18%	13%	16%
Numbers may not add due to rounding.
We estimate that revenue for the three months ended March 31, 2020 for many of our products was favorably impacted by increased customer buying patterns and patient prescription trends resulting from the COVID-19 pandemic that increased revenue by approximately $250 million worldwide, including approximately $200 million in the U.S. and approximately $50 million outside the U.S. We believe that this increase in U.S. revenue primarily impacted our diabetes portfolio, with estimated increases of approximately $70 million to $80 million for insulin products and approximately $30 million to $40 million for Trulicity®. We also estimate that U.S. revenue for Taltz® was favorably impacted by approximately $20 million to $25 million.
In the U.S. for the three months ended March 31, 2021, the increase in volume was primarily driven by COVID-19 antibodies, Trulicity, and Taltz, partially offset by lower volume for Alimta. In the U.S. for the three months ended March 31, 2021, the decrease in realized prices was primarily driven by increased rebates to gain broad commercial access for Taltz, partially offset by modest list price increases. Segment mix was not a major driver of U.S. price performance during the three months ended March 31, 2021, as increased utilization in more highly-rebated government segments was offset by lower utilization in the 340B segment, primarily for the diabetes portfolio.
Outside the U.S. for the three months ended March 31, 2021, the increase in volume was primarily driven by COVID-19 antibodies, Alimta, Olumiant, Tyvyt, and Verzenio, partially offset by decreased volume for Cialis®, Forteo, and Cymbalta.

The following table summarizes our revenue activity by product for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
Product	U.S.	Outside U.S.	Total	Total	Percent Change
Trulicity	$1,116.8	$335.7	$1,452.4	$1,229.4	18
COVID-19 antibodies (1)	650.6	159.5	810.1	—	NM
Humalog (2)	332.7	284.4	617.0	695.8	(11)
Alimta	261.1	297.8	559.0	560.1	—
Taltz	249.6	153.6	403.2	443.5	(9)
Humulin®	219.0	102.7	321.7	315.7	2
Jardiance (3)	151.2	160.8	312.0	267.5	17
Verzenio	172.8	96.2	269.0	188.0	43
Basaglar®	175.2	71.4	246.6	303.7	(19)
Cyramza®	80.2	160.3	240.5	239.0	1
Forteo	97.7	100.8	198.5	272.4	(27)
Olumiant	24.7	169.1	193.8	139.7	39
Cymbalta	11.0	165.7	176.6	210.4	(16)
Cialis	8.6	118.1	126.8	193.0	(34)
Erbitux®	107.9	14.4	122.4	130.8	(6)
Emgality®	101.5	18.0	119.5	74.0	61
Tyvyt	—	109.7	109.7	57.4	91
Zyprexa®	6.9	88.9	95.8	98.4	(3)
Other products	173.8	257.2	431.0	441.2	(2)
Revenue	$3,941.3	$2,864.3	$6,805.6	$5,859.8	16
Numbers may not add due to rounding.
NM - not meaningful
(1) COVID-19 antibodies include sales for bamlanivimab administered alone as well as sales for bamlanivimab and etesevimab administered together and were made pursuant to EUAs.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
Revenue of Trulicity, a treatment for type 2 diabetes and to reduce the risk of major adverse cardiovascular events in adult patients with type 2 diabetes and established cardiovascular disease or multiple cardiovascular risk factors, increased 20 percent in the U.S. during the three months ended March 31, 2021, driven by increased demand, partially offset by lower realized prices. Trulicity's lower realized prices in the U.S. were primarily due to higher contracted rebates, partially offset by a favorable segment mix that reflected lower utilization in the 340B segment, and modest list price increases. Revenue outside the U.S. increased 12 percent during the three months ended March 31, 2021, driven by increased volume and, to a lesser extent, favorable foreign exchange rates, partially offset by lower realized prices.
Revenue of COVID-19 antibodies, treatments that were authorized pursuant to EUAs for mild to moderate COVID-19 for higher-risk patients, was $650.6 million in the U.S. during the three months ended March 31, 2021. Revenue outside the U.S. was $159.5 million during the three months ended March 31, 2021. The availability of vaccines and other preventative measures, coupled with the transient nature of pandemics, could negatively impact or eliminate demand for these COVID-19 antibodies. In addition, mutations or the spread of other variants of the coronavirus could also render our COVID-19 antibodies ineffective.

Revenue of Humalog, an injectable human insulin analog for the treatment of diabetes, decreased 17 percent in the U.S. during the three months ended March 31, 2021, driven by lower realized prices as higher contracted rebates and discounts were partially offset by lower utilization in the 340B segment. Revenue outside the U.S. decreased 4 percent during the three months ended March 31, 2021, driven by decreased volume, partially offset by the favorable impact of foreign exchange rates. While it is difficult to estimate the severity of the impact of insulin lispro products entering the market, we do not expect and have not experienced a rapid and severe decline in revenue. However, due to the impact of competition and due to pricing pressure in the U.S. and some international markets, we expect some price decline and loss of market share to continue over time.
Revenue of Alimta, a treatment for various cancers, decreased 19 percent in the U.S. during the three months ended March 31, 2021, primarily driven by lower volume as a result of customer buying patterns and, to a lesser extent, lower realized prices. Revenue outside the U.S. increased 26 percent during the three months ended March 31, 2021, primarily driven by increased volume in Germany and, to a lesser extent, the favorable impact of foreign exchange rates. We will lose our patent protection for Alimta in Japan and major European countries in June 2021. We expect the limited entry of generic competition in the U.S. starting February 2022 and subsequent unlimited entry starting April 2022. We expect that the entry of generic competition following the loss of exclusivity will cause a rapid and severe decline in revenue. See "Executive Overview - Other Matters- Patent Matters" for more information.
Revenue of Taltz, a treatment for moderate-to-severe plaque psoriasis, active psoriatic arthritis, ankylosing spondylitis, and active non-radiographic axial spondyloarthritis, decreased 24 percent in the U.S. during the three months ended March 31, 2021, primarily driven by lower realized prices due to increased rebates to gain broad commercial access, partially offset by increased demand. Revenue outside the U.S. increased 32 percent during the three months ended March 31, 2021, primarily driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, increased 2 percent in the U.S. during the three months ended March 31, 2021, driven by higher realized prices, partially offset by decreased demand. Revenue outside the U.S. increased 1 percent during the three months ended March 31, 2021, driven by the favorable impact of foreign exchange rates and higher realized prices, largely offset by decreased volume.
Revenue of Jardiance, a treatment for type 2 diabetes and to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease, increased 5 percent in the U.S. during the three months ended March 31, 2021, driven by increased demand. Revenue outside the U.S. increased 31 percent during the three months ended March 31, 2021, driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Revenue of Verzenio, a treatment for HR+, HER2- metastatic breast cancer, increased 34 percent in the U.S. during the three months ended March 31, 2021, primarily driven by increased demand, and, to a lesser extent, higher realized prices. Revenue outside the U.S. increased 64 percent during the three months ended March 31, 2021, primarily driven by increased volume.
Revenue of Basaglar, a long-acting human insulin analog for the treatment of diabetes, decreased 24 percent in the U.S. during the three months ended March 31, 2021, driven by decreased demand caused by competitive pressures and, to a lesser extent, lower realized prices. Revenue outside the U.S. decreased 3 percent during the three months ended March 31, 2021, driven by lower realized prices and decreased volume, partially offset by the favorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Basaglar. A competitor launched a similar version of glargine in the U.S. in 2020. Due to the impact of competitive pressures, we expect some price decline and loss of market share over time.
Revenue of Cyramza, a treatment for various cancers, decreased 10 percent in the U.S. during the three months ended March 31, 2021, primarily driven by decreased demand and lower realized prices. Revenue outside the U.S. increased 7 percent for the three months ended March 31, 2021, driven by the favorable impact of foreign exchange rates and increased volume.

Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue was 72.4 percent for the three months ended March 31, 2021, a decrease of 6.9 percentage points compared with the three months ended March 31, 2020. The decrease in gross margin percent was primarily due to unfavorable product mix driven by sales of COVID-19 antibodies, the unfavorable effect of foreign exchange rates on international inventories sold, higher amortization of intangibles expense related to Retevmo, charges resulting from excess inventory of COVID-19 antibodies due in part to the termination of the purchase agreement with the U.S. government for bamlanivimab following discontinuation of the product's distribution on its own in the U.S., and, to a lesser extent, the impact of lower realized prices on revenue.
Research and development expenses increased 21 percent to $1.68 billion for the three months ended March 31, 2021. The increase in research and development expenses for the three months ended March 31, 2021 was driven primarily by approximately $220 million of research and development expenses for COVID-19 antibody therapies and baricitinib, as well as higher research and development expenses for late-stage assets.
Marketing, selling, and administrative expenses increased 2 percent to $1.58 billion for the three months ended March 31, 2021.
We recognized $299.3 million of acquired IPR&D charges for the three months ended March 31, 2021 related to collaborations with Rigel, Precision, Merus, and Asahi. We recognized $52.3 million of acquired IPR&D charges for the three months ended March 31, 2020 related to a collaboration with Sitryx.
We recognized asset impairment, restructuring, and other special charges of $211.6 million for the three months ended March 31, 2021. The charges for the three months ended March 31, 2021 were primarily related to an intangible asset impairment resulting from the decision to sell the rights to Qbrexza, as well as acquisition and integration costs associated with the acquisition of Prevail. We recognized asset impairment, restructuring, and other special charges of $59.9 million for the three months ended March 31, 2020, primarily related to acquisition and integration costs associated with the acquisition of Dermira.
Other–net, (income) expense was income of $321.1 million for the three months ended March 31, 2021 compared with income of $89.1 million for the three months ended March 31, 2020. The increase in other income was driven primarily by higher net gains on investment securities.
The effective tax rate was 8.2 percent for the three months ended March 31, 2021, compared with 13.3 percent for the three months ended March 31, 2020. The effective tax rates for both periods were reduced by net discrete tax benefits, with a larger net discrete tax benefit reflected for the three months ended March 31, 2021.

Financial Condition and Liquidity
We believe our available cash and cash equivalents, together with our ability to generate operating cash flow and our access to short-term and long-term borrowings, are sufficient to fund our existing and planned capital requirements. For a discussion of our capital requirements, see “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Cash and cash equivalents decreased to $3.00 billion as of March 31, 2021, compared with $3.66 billion as of December 31, 2020. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the three months ended March 31, 2021 and 2020.
In addition to our cash and cash equivalents, we held total investments of $3.28 billion and $2.99 billion as of March 31, 2021 and December 31, 2020, respectively. See Note 6 to the consolidated condensed financial statements for additional information.
In January 2021, we acquired all shares of Prevail for a purchase price that included $22.50 per share in cash (or an aggregate of $747.4 million, net of cash acquired) plus one non-tradable CVR per share. The CVR entitles Prevail stockholders to up to an additional $4.00 per share in cash (or an aggregate of approximately $160 million) payable, subject to certain terms and conditions. The acquisition was funded primarily through cash on hand. See Note 3 to the consolidated condensed financial statements for additional information.
As of March 31, 2021, total debt was $16.20 billion, a decrease of $390.8 million compared with $16.60 billion as of December 31, 2020.
As of March 31, 2021, we had a total of $5.24 billion of unused committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the three months ended March 31, 2021, we did not repurchase any shares under our $8.00 billion share repurchase program authorized in June 2018. As of March 31, 2021, we had $1.00 billion remaining under this program.
During the three months ended March 31, 2021, we paid dividends of approximately $774.8 million, or $0.85 per share, to our shareholders.
See "Executive Overview - Other Matters - Patent Matters" for information regarding recent and upcoming losses of patent protection.
Both domestically and abroad, we continue to monitor the potential impacts of the economic environment; the creditworthiness of our wholesalers and other customers, including foreign government-backed agencies and suppliers; the uncertain impact of health care legislation; various international government funding levels; and fluctuations in interest rates, foreign currency exchange rates (see "Executive Overview - Other Matters - Foreign Currency Exchange Rates"), and fair values of equity securities.

Financial Expectations
We have updated certain elements of our 2021 financial guidance. The update to our 2021 financial guidance includes acquired IPR&D charges, asset impairment, restructuring and other special charges, and excess inventory charges related to COVID-19 antibodies, as well as net gains on investments in equity securities recognized during the three months ended March 31, 2021. The update to 2021 financial guidance also reflects lower expected revenue from COVID-19 antibody sales due to lower expected demand and higher expected research and development expenses.
Earnings per share for 2021 are now expected to be in the range of $7.03 to $7.23.
We now anticipate 2021 revenue to be between $26.6 billion and $27.6 billion, including an estimated $1.0 billion to $1.5 billion of revenue from COVID-19 therapies. Revenue growth is additionally expected to be driven by volume from Trulicity, Taltz, Verzenio, Jardiance, Olumiant, Cyramza, Emgality, Tyvyt, and Retevmo, as well as by COVID-19 therapies. Revenue growth is expected to be partially offset by lower revenue for products that have lost patent exclusivity. We expect mid-single digit net price declines globally in 2021. In the U.S., we expect low-to-mid-single digit net price declines, driven primarily by increased rebates to maintain broad commercial access and segment mix, partially offset by lower utilization in the 340B segment. Outside the U.S., we expect net price declines in China, Japan and Europe.
Gross margin as a percent of revenue for 2021 is still expected to be approximately 77 percent. Research and development expenses for 2021 are now expected to be in the range of $6.9 billion to $7.1 billion, reflecting additional investments in potential therapies for Alzheimer's disease and approximately $400 million to $500 million of continued investment in COVID-19 therapies. Marketing, selling, and administrative expenses for 2021 are still expected to be in the range of $6.2 billion to $6.4 billion. Other—net, (income) expense for 2021 is now expected to be income in the range of $150 million to $250 million. The 2021 effective tax rate is now expected to be approximately 13 percent.

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
The website link to our SEC filings is investor.lilly.com/financial-information/sec-filings. The information contained in, or that can be accessed through, our website is not a part of, or incorporated by reference in, this Quarterly Report.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.
Our management, with the participation of David A. Ricks, president and chief executive officer, and Anat Ashkenazi, senior vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2020) as of March 31, 2021, and concluded that they were effective.
(b)Changes in Internal Controls. During the first quarter of 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are a party to various currently pending legal actions, government investigations, and environmental proceedings. See Note 9 to the consolidated condensed financial statements for information on various legal proceedings.
This Item should be read in conjunction with "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 1A. Risk Factors
Our material risk factors are disclosed in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information relating to the principal market for our common stock and related shareholder matters is described in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and in "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III, Item 12 of our Annual Report on Form 10-K for the year ended December 31, 2020.
The following table summarizes the activity related to repurchases of our equity securities during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2021	—	$—	—	$1,000.0
February 2021	—	—	—	1,000.0
March 2021	—	—	—	1,000.0
Total	—	—	—
During the three months ended March 31, 2021, we did not repurchase any shares under our $8.00 billion share repurchase program authorized in June 2018.

Item 6. Exhibits
The following documents are filed as a part of this Quarterly Report:

Exhibit	Description
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013

EXHIBIT 3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 9, 2021

EXHIBIT 10.1	Form of Restricted Stock Unit Award under the 2002 Lilly Stock Plan (with non-compete)

EXHIBIT 10.2	Release Agreement, effective as of February 9, 2021, by and between Eli Lilly and Company and Joshua L. Smiley

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chairman, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Anat Ashkenazi, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files (embedded within the Inline XBRL document)

EXHIBIT 104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(i) Long-term debt instruments under which the total amount of securities authorized does not exceed 10% of our consolidated assets are not filed as exhibits to this Quarterly Report. We will furnish a copy of these agreements to the SEC upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date:	April 30, 2021	/s/Anat Ashkenazi
Anat Ashkenazi
Senior Vice President and Chief Financial Officer
Date:	April 30, 2021	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance, and Chief Accounting Officer