Form 10-Q
period 2021-09-30
ELI LILLY & Co
filed 2021-10-27
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
COMMISSION FILE NUMBER 001-6351
ELI LILLY AND COMPANY
(Exact name of Registrant as specified in its charter)

Indiana	35-0470950
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Lilly Corporate Center, Indianapolis, Indiana 46285
(Address and zip code of principal executive offices)
Registrant’s telephone number, including area code (317) 276-2000
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols	Name of Each Exchange On Which Registered
Common Stock (no par value)	LLY	New York Stock Exchange
1.000% Notes due 2022	LLY22	New York Stock Exchange
7 1/8% Notes due 2025	LLY25	New York Stock Exchange
1.625% Notes due 2026	LLY26	New York Stock Exchange
2.125% Notes due 2030	LLY30	New York Stock Exchange
0.625% Notes due 2031	LLY31	New York Stock Exchange
0.500% Notes due 2033	LLY33	New York Stock Exchange
6.77% Notes due 2036	LLY36	New York Stock Exchange
1.625% Notes due 2043	LLY43	New York Stock Exchange
1.700% Notes due 2049	LLY49A	New York Stock Exchange
1.125% Notes due 2051	LLY51	New York Stock Exchange
1.375% Notes due 2061	LLY61	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of October 22, 2021:

Class	Number of Shares Outstanding
Common	956,592,393

Eli Lilly and Company
Form 10-Q
For the Quarter Ended September 30, 2021

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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue (Note 2)	$6,772.8	$5,740.6	$20,318.5	$17,099.8
Costs, expenses, and other:
Cost of sales	1,430.8	1,326.4	5,262.6	3,763.5
Research and development	1,708.9	1,465.4	5,066.5	4,247.7
Marketing, selling, and administrative	1,577.9	1,569.1	4,839.6	4,567.3
Acquired in-process research and development (Note 3)	174.0	—	498.3	294.1
Asset impairment, restructuring, and other special charges (Note 5)	—	101.4	211.6	161.3
Other–net, (income) expense (Note 11)	635.9	(158.9)	124.3	(694.9)
	5,527.5	4,303.4	16,002.9	12,339.0
Income before income taxes	1,245.3	1,437.2	4,315.6	4,760.8
Income taxes (Note 7)	135.2	228.8	460.0	683.9
Net income	$1,110.1	$1,208.4	$3,855.6	$4,076.9

Earnings per share:
Basic	$1.22	$1.33	$4.25	$4.49
Diluted	$1.22	$1.33	$4.23	$4.47

Shares used in calculation of earnings per share:
Basic	906.7	907.2	907.7	907.5
Diluted	910.8	911.4	911.7	911.9

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$1,110.1	$1,208.4	$3,855.6	$4,076.9
Other comprehensive income (loss), net of tax (Note 10)	114.4	127.8	323.7	(31.5)
Comprehensive income	$1,224.5	$1,336.2	$4,179.3	$4,045.4
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$3,788.2	$3,657.1
Short-term investments (Note 6)	37.1	24.2
Accounts receivable, net of allowances of $24.1 (2021) and $25.9 (2020)	5,914.3	5,875.3
Other receivables	1,110.7	1,053.7
Inventories	3,907.4	3,980.3
Prepaid expenses and other	3,050.6	2,871.5
Total current assets	17,808.3	17,462.1
Investments (Note 6)	3,350.5	2,966.8
Goodwill	3,884.1	3,766.5
Other intangibles, net	7,887.7	7,450.0
Deferred tax assets	2,625.6	2,830.4
Property and equipment, net of accumulated depreciation of $9,962.8 (2021) and $9,570.7 (2020)	8,920.4	8,681.9
Other noncurrent assets	3,710.4	3,475.4
Total assets	$48,187.0	$46,633.1
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$1,563.0	$8.7
Accounts payable	1,566.8	1,606.7
Employee compensation	836.6	997.2
Sales rebates and discounts	7,185.6	5,853.0
Dividends payable	—	770.6
Income taxes payable	203.5	495.1
Other current liabilities	2,326.5	2,750.3
Total current liabilities	13,682.0	12,481.6
Other Liabilities
Long-term debt	15,522.4	16,586.6
Accrued retirement benefits (Note 8)	3,878.8	4,094.5
Long-term income taxes payable	3,768.5	3,837.8
Deferred tax liabilities	1,632.5	2,099.9
Other noncurrent liabilities	1,748.7	1,707.5
Total other liabilities	26,550.9	28,326.3
Commitments and Contingencies (Note 9)
Eli Lilly and Company Shareholders’ Equity
Common stock	598.2	598.2
Additional paid-in capital	6,758.0	6,778.5
Retained earnings	9,639.4	7,830.2
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 10)	(6,172.7)	(6,496.4)
Cost of common stock in treasury	(52.7)	(55.7)
Total Eli Lilly and Company shareholders’ equity	7,757.0	5,641.6
Noncontrolling interests	197.1	183.6
Total equity	7,954.1	5,825.2
Total liabilities and equity	$48,187.0	$46,633.1
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at July 1, 2020	956,953	$598.1	$6,629.4	$6,617.2	$(3,013.2)	$(6,682.9)	487	$(55.7)	$179.1
Net income (loss)				1,208.4					(4.8)
Other comprehensive income, net of tax						127.8
Cash dividends declared per share: $0.74				(671.6)
Issuance of stock under employee stock plans, net	25	—	(2.3)
Stock-based compensation			71.7
Other									(5.2)
Balance at September 30, 2020	956,978	$598.1	$6,698.8	$7,154.0	$(3,013.2)	$(6,555.1)	487	$(55.7)	$169.1

Balance at July 1, 2021	957,038	$598.1	$6,669.2	$8,530.1	$(3,013.2)	$(6,287.1)	463	$(52.7)	$219.1
Net income (loss)				1,110.1					(22.6)
Other comprehensive income, net of tax						114.4
Issuance of stock under employee stock plans, net	14	0.1	(1.3)
Stock-based compensation			90.1
Other				(0.8)					0.6
Balance at September 30, 2021	957,052	$598.2	$6,758.0	$9,639.4	$(3,013.2)	$(6,172.7)	463	$(52.7)	$197.1
(1) As of September 30, 2021, there were $500.0 million remaining under our $8.00 billion share repurchase program authorized in June 2018 and $5.00 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2020	958,056	$598.8	$6,685.3	$4,920.4	$(3,013.2)	$(6,523.6)	530	$(60.8)	$92.2
Net income				4,076.9					95.9
Other comprehensive loss, net of tax						(31.5)
Cash dividends declared per share: $1.48				(1,345.6)
Retirement of treasury shares	(3,627)	(2.3)		(497.7)			(3,627)	500.0
Purchase of treasury shares							3,627	(500.0)
Issuance of stock under employee stock plans, net	2,549	1.6	(206.4)				(43)	5.1
Stock-based compensation			220.3
Other			(0.4)						(19.0)
Balance at September 30, 2020	956,978	$598.1	$6,698.8	$7,154.0	$(3,013.2)	$(6,555.1)	487	$(55.7)	$169.1

Balance at January 1, 2021	957,077	$598.2	$6,778.5	$7,830.2	$(3,013.2)	$(6,496.4)	487	$(55.7)	$183.6
Net income				3,855.6					25.2
Other comprehensive income, net of tax						323.7
Cash dividends declared per share: $1.70				(1,542.9)
Retirement of treasury shares	(2,467)	(1.5)		(498.5)			(2,467)	500.0
Purchase of treasury shares							2,467	(500.0)
Issuance of stock under employee stock plans, net	2,442	1.5	(287.1)				(24)	3.0
Stock-based compensation			267.5
Other			(0.9)	(5.0)					(11.7)
Balance at September 30, 2021	957,052	$598.2	$6,758.0	$9,639.4	$(3,013.2)	$(6,172.7)	463	$(52.7)	$197.1

(1) As of September 30, 2021, there were $500.0 million remaining under our $8.00 billion share repurchase program authorized in June 2018 and $5.00 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$3,855.6	$4,076.9
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	1,101.9	956.4
Change in deferred income taxes	(709.8)	66.2
Debt extinguishment loss (Note 6)	405.2	—
Stock-based compensation expense	267.5	220.3
Net investment gains	(271.1)	(909.5)
Acquired in-process research and development (Note 3)	498.3	294.1
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(548.1)	(232.2)
Other non-cash operating activities, net	504.7	212.2
Net Cash Provided by Operating Activities	5,104.2	4,684.4
Cash Flows from Investing Activities
Net purchases of property and equipment	(1,018.4)	(933.2)
Proceeds from sales and maturities of short-term investments	46.6	118.8
Purchases of short-term investments	(27.9)	(11.4)
Proceeds from sales of noncurrent investments	537.2	574.1
Purchases of noncurrent investments	(710.1)	(223.7)
Cash paid for acquisitions, net of cash acquired (Note 3)	(747.4)	(849.3)
Purchases of in-process research and development	(460.6)	(276.4)
Other investing activities, net	(2.7)	16.3
Net Cash Used for Investing Activities	(2,383.3)	(1,584.8)
Cash Flows from Financing Activities
Dividends paid	(2,313.5)	(2,017.1)
Net change in short-term borrowings	(1.5)	(914.3)
Proceeds from issuance of long-term debt	2,410.8	2,062.3
Repayments of long-term debt	(1,905.3)	(276.3)
Purchases of common stock	(500.0)	(500.0)
Other financing activities, net	(295.3)	(200.2)
Net Cash Used for Financing Activities	(2,604.8)	(1,845.6)
Effect of exchange rate changes on cash and cash equivalents	15.0	3.8

Net increase in cash and cash equivalents	131.1	1,257.8
Cash and cash equivalents at January 1	3,657.1	2,337.5
Cash and Cash Equivalents at September 30	$3,788.2	$3,595.3
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
All per-share amounts, unless otherwise noted in the footnotes, are presented on a diluted basis; that is, based on the weighted-average number of common shares outstanding plus the effect of incremental shares from our stock-based compensation programs.
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net product revenue	$6,189.0	$5,281.1	$18,579.5	$15,762.3
Collaboration and other revenue (1)	583.8	459.5	1,739.0	1,337.5
Revenue	$6,772.8	$5,740.6	$20,318.5	$17,099.8
(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $62.1 million and $136.1 million during the three and nine months ended September 30, 2021, respectively, and $31.5 million and $101.5 million during the three and nine months ended September 30, 2020, respectively.
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
Adjustments to Revenue
Adjustments to increase (decrease) revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were less than 1 percent of U.S. revenue during each of the three and nine months ended September 30, 2021, and approximately (1) percent and 1 percent of U.S. revenue for the three and nine months ended September 30, 2020, respectively.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	September 30, 2021	December 31, 2020
Contract liabilities	$278.4	$276.8
During the three and nine months ended September 30, 2021 and 2020, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue by product for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity®	$1,201.4	$398.8	$1,600.1	$791.2	$315.4	$1,106.6
Humalog® (1)	347.3	279.4	626.7	390.1	266.9	656.9
Jardiance (2)	221.2	169.2	390.4	163.3	147.5	310.8
Humulin®	193.4	93.4	286.7	214.0	91.9	305.9
Basaglar®	114.7	78.1	192.8	178.5	69.7	248.2
Other Diabetes	65.0	112.2	177.4	61.4	93.1	154.6
Total Diabetes	2,143.0	1,131.1	3,274.1	1,798.5	984.5	2,783.0

Oncology:
Alimta®	297.2	159.8	457.0	291.9	286.1	578.0
Verzenio®	199.6	135.9	335.5	158.9	75.5	234.4
Cyramza®	84.8	168.6	253.4	94.5	158.2	252.7
Erbitux®	114.0	20.3	134.3	122.5	14.0	136.4
Tyvyt®	—	125.6	125.6	—	84.4	84.4
Other Oncology	35.3	65.1	100.3	14.7	32.7	47.5
Total Oncology	730.9	675.3	1,406.1	682.5	650.9	1,333.4

Immunology:
Taltz®	422.2	170.9	593.1	326.2	128.3	454.5
Olumiant® (3)	194.0	212.9	406.9	14.5	147.5	162.0
Other Immunology	—	4.9	4.9	6.1	4.5	10.6
Total Immunology	616.2	388.7	1,004.9	346.8	280.3	627.1

Neuroscience:
Emgality®	99.9	40.1	140.0	81.4	10.1	91.5
Cymbalta®	7.0	125.1	132.0	11.1	175.5	186.6
Zyprexa®	13.0	88.7	101.7	21.2	91.5	112.7
Other Neuroscience	24.7	51.6	76.5	26.7	53.2	79.9
Total Neuroscience	144.6	305.5	450.2	140.4	330.3	470.7

Other:
COVID-19 Antibodies (4)	215.5	1.6	217.1	—	—	—
Forteo®	109.6	91.3	200.9	144.6	122.3	266.9
Cialis®	(6.5)	137.4	130.9	15.1	147.3	162.5
Other	36.3	52.4	88.8	33.5	63.6	97.0
Total Other	354.9	282.7	637.7	193.2	333.2	526.4
Revenue	$3,989.6	$2,783.3	$6,772.8	$3,161.4	$2,579.3	$5,740.6
Numbers may not add due to rounding.
(1) Humalog revenue includes insulin lispro.
(2) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(3) Olumiant revenue includes sales for baricitinib, for treatment in hospitalized COVID-19 patients, that were made pursuant to Emergency Use Authorization (EUA).
(4) COVID-19 antibodies include sales for bamlanivimab administered alone as well as sales for bamlanivimab and etesevimab administered together and were made pursuant to EUAs.

The following table summarizes revenue by product for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021			2020
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity	$3,465.7	$1,122.5	$4,588.2	$2,673.2	$892.5	$3,565.7
Humalog (1)	1,009.0	842.3	1,851.3	1,070.4	837.4	1,907.8
Jardiance (2)	566.8	492.1	1,058.9	453.0	387.3	840.3
Humulin	633.5	290.3	923.8	642.5	292.7	935.2
Basaglar	423.3	226.8	650.1	638.7	203.7	842.3
Other Diabetes	185.7	302.6	488.3	185.2	254.4	439.6
Total Diabetes	6,284.0	3,276.6	9,560.6	5,663.0	2,868.0	8,530.9

Oncology:
Alimta	911.9	714.7	1,626.6	933.4	743.8	1,677.2
Verzenio	582.1	363.7	945.8	430.0	201.1	631.1
Cyramza	266.3	496.3	762.5	277.6	470.8	748.4
Erbitux	357.7	45.9	403.7	356.1	40.6	396.7
Tyvyt	—	340.2	340.2	—	205.9	205.9
Other Oncology	83.7	169.9	253.6	26.0	118.2	144.2
Total Oncology	2,201.7	2,130.7	4,332.4	2,023.1	1,780.4	3,803.5

Immunology:
Taltz	1,071.6	493.8	1,565.4	942.9	350.3	1,293.2
Olumiant (3)	236.5	572.6	809.1	39.0	407.7	446.7
Other Immunology	15.2	14.5	29.7	13.2	8.1	21.3
Total Immunology	1,323.3	1,080.9	2,404.2	995.1	766.1	1,761.2

Neuroscience:
Cymbalta	30.3	454.0	484.3	30.5	546.5	576.9
Emgality	313.5	102.2	415.7	229.3	23.6	252.9
Zyprexa	28.3	264.5	292.8	41.5	266.2	307.7
Other Neuroscience	81.0	154.0	235.0	53.4	165.7	219.2
Total Neuroscience	453.1	974.7	1,427.8	354.7	1,002.0	1,356.7

Other:
COVID-19 Antibodies (4)	949.5	226.7	1,176.2	—	—	—
Forteo	330.1	287.7	617.8	386.7	405.2	791.9
Cialis	(3.1)	541.8	538.7	64.6	421.6	486.2
Other	96.5	164.3	260.8	144.2	225.2	369.4
Total Other	1,373.0	1,220.5	2,593.5	595.5	1,052.0	1,647.5
Revenue	$11,635.1	$8,683.4	$20,318.5	$9,631.4	$7,468.5	$17,099.8
Numbers may not add due to rounding.
(1) Humalog revenue includes insulin lispro.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(3) Olumiant revenue includes sales for baricitinib, for treatment in hospitalized COVID-19 patients, that were made pursuant to EUA.
(4) COVID-19 antibodies include sales for bamlanivimab administered alone as well as sales for bamlanivimab and etesevimab administered together and were made pursuant to EUAs.

The following table summarizes revenue by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue—to unaffiliated customers (1):
U.S.	$3,989.6	$3,161.4	$11,635.1	$9,631.4
Europe	1,098.6	1,046.7	3,629.6	2,984.4
Japan	595.0	660.1	1,832.2	1,919.1
China	400.3	289.1	1,285.0	796.2
Other foreign countries	689.4	583.2	1,936.7	1,768.7
Revenue	$6,772.8	$5,740.6	$20,318.5	$17,099.8
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
We also acquired assets in development which are further discussed in this note below in Asset Acquisitions. Upon each acquisition, the cost allocated to acquired in-process research and development (IPR&D) was immediately expensed because the compound had no alternative future use. We recognized acquired IPR&D charges of $174.0 million and $498.3 million for the three and nine months ended September 30, 2021, respectively, and $294.1 million for the nine months ended September 30, 2020. There were no acquired IPR&D charges recognized in the three months ended September 30, 2020.
Acquisitions of Businesses
Prevail Acquisition
Overview of Transaction
In January 2021, we acquired all shares of Prevail for a purchase price that included $22.50 per share in cash (or an aggregate of $747.4 million, net of cash acquired) plus one non-tradable contingent value right (CVR) per share. The CVR entitles Prevail stockholders up to an additional $4.00 per share in cash (or an aggregate of approximately $160 million) payable, subject to certain terms and conditions, upon the first regulatory approval of a Prevail product in one of the following countries: U.S., Japan, United Kingdom, Germany, France, Italy or Spain. To achieve the full value of the CVR, such regulatory approval must occur by December 31, 2024. If such regulatory approval occurs after December 31, 2024, the value of the CVR will be reduced by approximately 8.3 cents per month until December 1, 2028, at which point the CVR will expire without payment.
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
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three and nine months ended September 30, 2021 and 2020.
Dermira Acquisition
Overview of Transaction
In February 2020, we acquired all shares of Dermira for a purchase price of approximately $849.3 million, net of cash acquired. Under the terms of the agreement, we acquired lebrikizumab, a novel, investigational, monoclonal antibody being evaluated for the treatment of moderate-to-severe atopic dermatitis. Lebrikizumab was granted Fast Track designation from the FDA. We also acquired Qbrexza® (glycopyrronium) cloth, a medicated cloth approved by the FDA for the topical treatment of primary axillary hyperhidrosis (uncontrolled excessive underarm sweating). During the nine months ended September 30, 2021, we sold the rights to Qbrexza. See Note 5 for additional information.
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

Asset Acquisitions
The following table summarizes our asset acquisitions during the nine months ended September 30, 2021 and 2020:

Counterparty	Compound(s) or Therapy	Acquisition Month	Phase of Development (1)	Acquired IPR&D Expense
Precision Biosciences, Inc.	Potential in vivo therapies for genetic disorders	January 2021	Pre-clinical	$107.8
Merus N.V.	CD3-engaging T-cell re-directing bispecific antibodies for the potential treatment of cancer	January 2021	Pre-clinical	46.5
Asahi Kasei Pharma Corporation	AK1780, an orally bioavailable P2X7 receptor antagonist for the potential treatment of chronic pain conditions	January 2021	Phase I	20.0
Rigel Pharmaceuticals, Inc.	R552, a receptor-interacting serine/threonine-protein kinase 1 (RIPK1) inhibitor, for the potential treatment of autoimmune and inflammatory diseases	March 2021	Phase I	125.0
MiNA Therapeutics Limited	Pre-clinical targets that could lead to potential new medicines	May 2021	Pre-clinical	25.0
Protomer Technologies Inc.	Glucose-sensing insulin program	July 2021	Pre-clinical	57.3
Kumquat Biosciences Inc.	Pre-clinical small molecules that stimulate tumor-specific immune responses	July 2021	Pre-clinical	55.0
Lycia Therapeutics, Inc.	Several potential modalities across a spectrum of therapeutic areas and diseases	August 2021	Pre-clinical	35.0
ProQR Therapeutics N.V.	Pre-clinical targets that could lead to potential new medicines for genetic disorders in the liver and nervous system	September 2021	Pre-clinical	26.7

Sitryx Therapeutics Limited	Pre-clinical targets that could lead to potential new medicines for autoimmune diseases	March 2020	Pre-clinical	52.3
AbCellera Biologics Inc. (AbCellera)(2)	Neutralizing antibodies for the treatment and prevention of COVID-19	March 2020	Pre-clinical	25.0
Shanghai Junshi Biosciences Co., Ltd. (Junshi Biosciences)	Neutralizing antibodies for the treatment and prevention of COVID-19	May 2020	Pre-clinical	20.0
Petra Pharma Corporation (Petra)	Mutant-selective PI3Kα inhibitor that could lead to potential new medicine	May 2020	Pre-clinical	174.8
Evox Therapeutics Limited	Pre-clinical targets for the potential treatment of neurological disorders	June 2020	Pre-clinical	22.0
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
The table below summarizes the net amount of significant milestones capitalized (deferred) at September 30, 2021 and December 31, 2020 for the compounds included in this collaboration:

	Net Milestones Capitalized (Deferred) (1) as of:
Product Family	September 30, 2021	December 31, 2020
Jardiance (2)	$141.1	$156.2
Trajenta (3)	95.1	114.6
Basaglar	(154.0)	(168.0)
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
The following table summarizes our collaboration and other revenue recognized with respect to the Jardiance and Trajenta families of products and our net product revenue recognized with respect to Basaglar:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2021	2020	2021	2020
Jardiance	$390.4	$310.8	$1,058.9	$840.3
Basaglar	192.8	248.2	650.1	842.3
Trajenta	96.1	91.7	279.9	261.7

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
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, milestone payments of $210.0 million were capitalized as intangible assets as of September 30, 2021 and December 31, 2020 and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of each reporting period.
As of September 30, 2021, Incyte is eligible to receive up to $100.0 million of additional payments from us contingent upon certain success-based regulatory milestones. Incyte is also eligible to receive up to $150.0 million of potential sales-based milestones.
We record our sales of Olumiant, including sales of baricitinib that were made pursuant to EUA, to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Olumiant	$406.9	$162.0	$809.1	$446.7
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
In 2020, we entered into a license and collaboration agreement with Junshi Biosciences to co-develop therapeutic antibodies for the potential prevention and treatment of COVID-19, including etesevimab, for which we hold development and commercialization rights outside of mainland China and the Special Administrative Regions of Hong Kong and Macau, and for which Junshi Biosciences currently maintains all rights in mainland China and the Special Administrative Regions of Hong Kong and Macau. Junshi Biosciences has the right to receive royalty payments in the mid-teens on our net sales of etesevimab. Junshi Biosciences also has the right to receive certain development, success-based regulatory and sales-based milestones. In connection with the regulatory authorizations of etesevimab (for administration with bamlanivimab) as well as achievement of a sales-based milestone, milestone payments of $95.0 million were capitalized as intangible assets as of September 30, 2021 and are being amortized to cost of sales over the estimated useful life of etesevimab. As of September 30, 2021, Junshi Biosciences is eligible to receive up to $100.0 million of potential sales-based milestones.
Pursuant to EUAs, we recognized $217.1 million and $1.18 billion of net product revenue associated with our sales of our COVID-19 antibodies during the three and nine months ended September 30, 2021, respectively.
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
In connection with a regulatory approval for Tyvyt in China in the second quarter of 2021, we capitalized a milestone payment of $40.0 million as an intangible asset which is being amortized to cost of sales through the term of the collaboration.

As of September 30, 2021, Innovent is eligible to receive up to $825.0 million for geographies outside of China and up to $195.0 million in China in success-based regulatory and sales-based milestones. Innovent is also eligible to receive tiered double digit royalties on net sales for geographies outside of China.
We record our sales of Tyvyt to third parties as net product revenue, with payments made to Innovent for its portion of the gross margin reported as cost of sales. We report as collaboration and other revenue our portion of the gross margin for Tyvyt sales made by Innovent to third parties. The following table summarizes our revenue recognized in China with respect to Tyvyt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tyvyt	$125.6	$84.4	$340.2	$205.9
Tanezumab
We have a collaboration agreement with Pfizer Inc. (Pfizer) to jointly develop and globally commercialize tanezumab for the treatment of osteoarthritis pain and cancer pain. In October 2021, we and Pfizer discontinued the global clinical development program of tanezumab for the treatment of osteoarthritis pain and cancer pain following the receipt of a Complete Response Letter from the FDA and a negative opinion from the European Medicines Agency's Committee for Medicinal Products for Human Use.
Lebrikizumab
As a result of our acquisition of Dermira, we have a worldwide licensing agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively Roche), which provides us the global development and commercialization rights to lebrikizumab. Roche has the right to receive tiered royalty payments on future global net sales ranging in percentages from high single digits to high teens if the product is successfully commercialized. As of September 30, 2021, Roche is eligible to receive up to $180.0 million of payments from us contingent upon the achievement of success-based regulatory milestones and up to $1.03 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
As a result of our acquisition of Dermira, we have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We have the right to receive tiered royalty payments on future net sales in Europe ranging in percentages from low double digits to low twenties if the product is successfully commercialized. As of September 30, 2021, we are eligible to receive additional payments of $85.0 million from Almirall contingent upon the achievement of success-based regulatory milestones and up to $1.25 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
As of September 30, 2021 and December 31, 2020, $15.3 million and $29.7 million, respectively, were recorded as contract liabilities on the consolidated condensed balance sheets and are expected to be recognized as collaboration and other revenue over the remaining Phase III development period. During the three and nine months ended September 30, 2021 and 2020, milestones received and collaboration and other revenue recognized were not material.
Petra
As a result of our acquisition of Petra, we are required to make milestone payments to Petra shareholders contingent upon the occurrence of certain future events linked to the success of the mutant-selective PI3Kα inhibitor. Our more significant, near term milestones include a development milestone of approximately $205 million in 2022 contingent upon initiation of its Phase I trial and a further development milestone of approximately $164 million in 2023 contingent upon achieving clinical proof of concept.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Severance	$—	$144.4	$11.5	$154.2
Asset impairment (recovery) and other special charges	—	(43.0)	200.1	7.1
Total asset impairment, restructuring, and other special charges	$—	$101.4	$211.6	$161.3
Asset impairment, restructuring, and other special charges recognized during the nine months ended September 30, 2021 were primarily related to an intangible asset impairment of $108.1 million resulting from the sale of the rights to Qbrexza, as well as acquisition and integration costs associated with the acquisition of Prevail.
Severance costs recognized during the three and nine months ended September 30, 2020 were incurred as a result of actions taken worldwide to reduce our cost structure. Substantially all of the severance costs incurred during the three and nine months ended September 30, 2020 have been paid.
We recognized a net inventory impairment charge related to our COVID-19 antibodies of $435.1 million during the nine months ended September 30, 2021 in cost of sales in our consolidated condensed statements of operations. As part of our response to the COVID-19 pandemic, and at the request of the U.S. and international governments, we invested in large-scale manufacturing of COVID-19 antibodies at risk, in order to ensure rapid access to patients around the world. As the COVID-19 pandemic has continued to evolve during 2021, we incurred a net inventory impairment charge primarily due to the combination of changes to current and forecasted demand from U.S. and international governments, including changes to our agreement with the U.S. government, and near-term expiry dates of COVID-19 antibodies.

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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At September 30, 2021, we had outstanding foreign currency forward commitments to purchase 707.3 million U.S. dollars and sell 604.5 million euro, commitments to purchase 2.54 billion euro and sell 2.98 billion U.S. dollars, commitments to purchase 151.6 million U.S. dollars and sell 980.0 million Chinese yuan, commitments to purchase 144.7 million U.S. dollars and sell 16.13 billion Japanese yen, and commitments to purchase 155.5 million British pounds and sell 212.6 million U.S. dollars, which all have settlement dates within 180 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $8.08 billion and $6.02 billion as of September 30, 2021 and December 31, 2020, respectively, of which $5.95 billion and $4.50 billion have been designated as, and are effective as, economic hedges of net investments in certain of our foreign operations as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, we had outstanding cross-currency swaps with notional amounts of $2.69 billion swapping U.S. dollars to euro and $1.00 billion swapping Swiss francs to U.S. dollars which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign-denominated fixed-rate debt, have also been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At September 30, 2021, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 12 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss), and upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of September 30, 2021, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.75 billion, which have settlement dates ranging between 2023 and 2025.

In September 2021, we issued euro-denominated notes consisting of €600.0 million of 0.50 percent fixed-rate notes due in September 2033, with interest to be paid annually. The net proceeds from the offering will be used to fund, in whole or in part, eligible projects designed to advance one or more of our environmental, social, and governance objectives.
In September 2021, we issued euro-denominated notes consisting of €500.0 million of 1.125 percent fixed-rate notes due in September 2051 and €700.0 million of 1.375 percent fixed-rate notes due in September 2061, with interest to be paid annually, and British pound-denominated notes consisting of £250.0 million of 1.625 percent fixed-rate notes due in September 2043, with interest to be paid annually. We paid $1.91 billion of the net cash proceeds from the offering to purchase and redeem certain higher interest rate U.S. dollar-denominated notes with an aggregate principal amount of $1.50 billion, resulting in a debt extinguishment loss of $405.2 million. This loss was included in other-net, (income) expense in our consolidated statement of operations during the three and nine months ended September 30, 2021. The $1.50 billion principal amount of higher interest rate U.S. dollar-denominated notes that were redeemed primarily included $541.8 million of 3.95 percent notes due 2049, $408.7 million of 4.15 percent notes due 2059, and $219.4 million of 3.375 percent notes due 2029. We used the remaining net proceeds from the offering to prefund certain 2022 debt maturities and for general corporate purposes.
The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value hedges:
Effect from hedged fixed-rate debt	$(10.1)	$(14.0)	$(60.5)	$110.4
Effect from interest rate contracts	10.1	14.0	60.5	(110.4)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	4.2	4.1	12.5	12.3
Cross-currency interest rate swaps	10.0	(30.2)	58.1	(54.6)
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	50.8	(54.2)	110.6	(82.8)
Total	$65.0	$(80.3)	$181.2	$(125.1)
During the three and nine months ended September 30, 2021 and 2020, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.

The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net investment hedges:
Foreign currency-denominated notes	$119.0	$(181.1)	$268.8	$(186.0)
Cross-currency interest rate swaps	66.7	(110.4)	170.8	(55.4)
Cash flow hedges:
Forward-starting interest rate swaps	19.4	99.6	149.3	(231.9)
Cross-currency interest rate swaps	3.1	6.6	22.5	(58.3)
During the next 12 months, we expect to reclassify $16.4 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three and nine months ended September 30, 2021 and 2020, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at September 30, 2021 and December 31, 2020 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2021
Cash equivalents	$2,373.8	$2,373.8	$2,373.8	$—	$—	$2,373.8

Short-term investments:
U.S. government and agency securities	$11.3	$11.1	$11.3	$—	$—	$11.3
Corporate debt securities	6.8	6.7	—	6.8	—	6.8
Mortgage-backed securities	0.2	0.2	—	0.2	—	0.2
Asset-backed securities	3.3	3.2	—	3.3	—	3.3
Other securities	15.5	15.5	6.6	—	8.9	15.5
Short-term investments	$37.1

Noncurrent investments:
U.S. government and agency securities	$129.9	$129.0	$129.9	$—	$—	$129.9
Corporate debt securities	219.7	215.0	—	219.7	—	219.7
Mortgage-backed securities	110.7	107.9	—	110.7	—	110.7
Asset-backed securities	19.7	19.6	—	19.7	—	19.7
Other securities	105.6	21.6	—	—	105.6	105.6
Marketable equity securities	1,482.8	420.5	1,482.8	—	—	1,482.8
Equity investments without readily determinable fair values (2)	556.3
Equity method investments (2)	725.8
Noncurrent investments	$3,350.5

December 31, 2020
Cash equivalents	$2,097.9	$2,097.9	$2,097.9	$—	$—	$2,097.9

Short-term investments:
U.S. government and agency securities	$9.9	$9.9	$9.9	$—	$—	$9.9
Corporate debt securities	2.8	2.8	—	2.8	—	2.8
Asset-backed securities	1.2	1.2	—	1.2	—	1.2
Other securities	10.3	10.3	—	—	10.3	10.3
Short-term investments	$24.2

Noncurrent investments:
U.S. government and agency securities	$78.7	$74.3	$78.7	$—	$—	$78.7
Corporate debt securities	137.0	126.8	—	137.0	—	137.0
Mortgage-backed securities	106.4	101.4	—	106.4	—	106.4
Asset-backed securities	24.3	23.7	—	24.3	—	24.3
Other securities	110.5	31.8	—	—	110.5	110.5
Marketable equity securities	1,664.2	311.6	1,664.2	—	—	1,664.2
Equity investments without readily determinable fair values (2)	373.9
Equity method investments (2)	471.8
Noncurrent investments	$2,966.8
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Long-term debt, including current portion
September 30, 2021	$(17,085.4)	$—	$(18,354.9)	$—	$(18,354.9)
December 31, 2020	(16,595.3)	—	(19,038.9)	—	(19,038.9)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2021
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$8.5	$—	$8.5	$—	$8.5
Other noncurrent assets	87.2	$—	87.2	$—	87.2
Other noncurrent liabilities	(2.2)	—	(2.2)	—	(2.2)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	77.3	—	77.3	—	77.3
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	18.7	—	18.7	—	18.7
Other noncurrent assets	38.7	—	38.7	—	38.7
Other current liabilities	(17.0)	—	(17.0)	—	(17.0)
Other noncurrent liabilities	(9.5)	—	(9.5)	—	(9.5)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	10.8	—	10.8	—	10.8
Other noncurrent liabilities	(23.0)	—	(23.0)	—	(23.0)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	5.5	—	5.5	—	5.5
Other current liabilities	(25.7)	—	(25.7)	—	(25.7)
Contingent consideration liability:
Other noncurrent liabilities	(70.7)	—	—	(70.7)	(70.7)

December 31, 2020
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	158.9	—	158.9	—	158.9
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	38.1	—	38.1	—	38.1
Other noncurrent liabilities	(97.8)	—	(97.8)	—	(97.8)
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(92.6)	—	(92.6)	—	(92.6)
Other noncurrent liabilities	(97.2)	—	(97.2)	—	(97.2)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	34.4	—	34.4	—	34.4
Other noncurrent liabilities	(2.9)	—	(2.9)	—	(2.9)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	41.1	—	41.1	—	41.1
Other current liabilities	(15.2)	—	(15.2)	—	(15.2)

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
We determine our Level 1 and Level 2 fair value measurements based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. Level 3 fair value measurements for other investment securities are determined using unobservable inputs, including the investments' cost adjusted for impairments and price changes from orderly transactions. Fair values are not readily available for certain equity investments measured under the measurement alternative. As of September 30, 2021, we had approximately $781 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
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
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of September 30, 2021:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$501.6	$21.6	$157.8	$153.4	$168.8
The net gains (losses) recognized in our consolidated condensed statements of operations for equity securities were $(246.8) million and $270.1 million for the three and nine months ended September 30, 2021, respectively, and $141.7 million and $905.1 million for the three and nine months ended September 30, 2020, respectively. The net gains/losses recognized during the three and nine months ended September 30, 2021 and 2020 on equity securities sold during the respective periods were not material.
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded during the three and nine months ended September 30, 2021 and 2020 were not material.
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position follows:

	September 30, 2021	December 31, 2020
Unrealized gross gains	$12.5	$20.9
Unrealized gross losses	4.0	0.5
Fair value of securities in an unrealized gain position	293.4	348.9
Fair value of securities in an unrealized loss position	208.1	11.4
We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 97 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of September 30, 2021, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.
Activity related to our available-for-sale securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$49.6	$14.0	$137.3	$246.8
Realized gross gains on sales	0.4	0.4	2.2	4.0
Realized gross losses on sales	0.3	0.2	1.1	8.2
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and, risk related to, the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $617.4 million and $754.9 million of accounts receivable as of September 30, 2021 and December 31, 2020, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated condensed results of operations for the three and nine months ended September 30, 2021 and 2020 were not material.

Note 7: Income Taxes
The effective tax rate was 10.9 percent for the three months ended September 30, 2021, compared with 15.9 percent for the three months ended September 30, 2020. The lower effective tax rate for the three months ended September 30, 2021 was primarily due to the income tax impact of a debt extinguishment loss and unfavorable mark-to-market adjustments on investments in equity securities, partially offset by a lower net discrete tax benefit compared to the three months ended September 30, 2020. The effective tax rate was 10.7 percent for the nine months ended September 30, 2021, compared with 14.4 percent for the nine months ended September 30, 2020. The lower effective tax rate for the nine months ended September 30, 2021 was primarily due to the income tax impacts of a net inventory impairment charge related to our COVID-19 antibodies and a debt extinguishment loss, as well as higher acquired IPR&D charges and lower favorable mark-to-market adjustments on investments in equity securities compared to the nine months ended September 30, 2020, partially offset by a lower net discrete tax benefit compared to the nine months ended September 30, 2020.
The U.S. examination of tax years 2016-2018 began in the fourth quarter of 2019 and remains ongoing. The resolution of this audit period will likely extend beyond the next 12 months.

Note 8: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$92.5	$81.7	$277.8	$243.4
Interest cost	84.5	106.6	253.6	319.0
Expected return on plan assets	(237.5)	(229.5)	(712.7)	(671.4)
Amortization of prior service cost	1.0	1.1	3.2	3.2
Recognized actuarial loss	121.9	58.4	366.3	286.5
Net periodic benefit cost	$62.4	$18.3	$188.2	$180.7

	Retiree Health Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of net periodic benefit income:
Service cost	$12.4	$10.2	$37.0	$30.6
Interest cost	8.1	10.9	24.4	32.8
Expected return on plan assets	(36.5)	(40.3)	(109.6)	(115.1)
Amortization of prior service benefit	(14.9)	(21.9)	(44.7)	(51.6)
Recognized actuarial loss	0.8	0.7	2.4	2.1
Net periodic benefit income	$(30.1)	$(40.4)	$(90.5)	$(101.2)

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
We believe the legal proceedings in which we are named as defendants are without merit and we are defending against them vigorously. It is not possible to determine the final outcome of these matters, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for any of these matters; however, we believe that the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.
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
European Patent Litigation
In Europe, Alimta was protected by the vitamin regimen patent through June 2021. Despite the recent patent expiration, a number of legal proceedings that were initiated prior to expiration are ongoing.
Emgality Patent Litigation
In September 2018, we were named as a defendant in litigation filed by Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in the U.S. District Court for the District of Massachusetts seeking a ruling that various claims in nine different Teva patents would be infringed by our launch and continued sales of Emgality for the prevention of migraine in adults. Trial is expected in March 2022. In June 2021, we were named as a defendant in a second litigation filed by Teva in the U.S. District Court for the District of Massachusetts seeking a ruling that two of Teva’s patents, which are directed toward use of the active ingredient in Emgality to treat migraine, would be infringed by our continued sales of Emgality.
Separately, the U.S. Patent and Trademark Office's Patent Trial and Appeal Board (PTAB) granted our request to initiate an inter partes review (IPR) to reexamine the validity of the nine Teva patents asserted against us in the litigation. In February 2020, the PTAB ruled in our favor and found that the claims asserted against us in six of Teva's nine patents were invalid. In March 2020, the PTAB ruled against us on the remaining three Teva patents, finding that we failed to show that the remaining three patents were unpatentable based on the subset of invalidity arguments available in an IPR proceeding. In April 2020, we appealed the PTAB’s March 2020 ruling, and Teva appealed the PTAB’s February 2020 ruling to the U.S. Court of Appeals for the Federal Circuit. In August 2021, the appeals court affirmed all nine of the PTAB's decisions. Neither Lilly nor Teva appealed the rulings and accordingly those decisions are final, and the parties have agreed to a stipulation which removes the six invalidated patents from the district court litigation. This IPR matter is now closed.
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

In April 2021 and June 2021, Novartis petitioned the Court of Rome Intellectual Property Division and the Commercial Court of Vienna, respectively, in preliminary injunction infringement proceedings against us related to our commercialization of Taltz. In June 2021, the Court of Rome Intellectual Property Division dismissed Novartis’ preliminary injunction action. Novartis has appealed the ruling and in October 2021 the panel hearing Novartis' appeal appointed a technical expert to assess the merits of the case. Both matters are ongoing.
Zyprexa Canada Patent Litigation
Beginning in the mid-2000’s, several generic companies in Canada challenged the validity of our Zyprexa compound patent. In 2012, the Canadian Federal Court of Appeals denied our appeal of a lower court's decision that certain patent claims were invalid for lack of utility. In 2013, Apotex Inc. and Apotex Pharmachem Inc. (collectively, Apotex) brought claims against us in the Ontario Superior Court of Justice at Toronto for damages related to our enforcement of the Zyprexa compound patent under Canadian regulations governing patented drugs. Apotex seeks compensation based on novel legal theories under the Statute of Monopolies, Trade-Mark Act, and common law. In March 2021, the Ontario Superior Court granted our motion for summary judgement, thereby dismissing Apotex’s case. Apotex appealed that ruling to the Court of Appeal for Ontario in April 2021 and a hearing is scheduled for February 2022.
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
Byetta® Product Liability
We are named as a defendant in approximately 570 Byetta product liability lawsuits in the U.S. which were initiated in March 2009 and involve approximately 805 plaintiffs. Approximately 55 of these lawsuits, covering about 285 plaintiffs, are filed in California state court and coordinated in a Los Angeles Superior Court. Approximately 515 of the lawsuits, covering about 515 plaintiffs, are filed in federal court, the majority of which are coordinated in a multi-district litigation (MDL) in the U.S. District Court for the Southern District of California. Two lawsuits, representing approximately two plaintiffs, have also been filed in various state courts. Approximately 565 of the lawsuits, involving approximately 800 plaintiffs, contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer); while six plaintiffs allege Byetta caused or contributed to pancreatitis. In addition, one case alleges that Byetta caused or contributed to ampullary cancer. The federal and state trial courts granted summary judgment in favor of us and our co-defendants on the claims alleging pancreatic cancer. The plaintiffs appealed those rulings.
In November 2017, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. District Court for the Southern District of California's grant of summary judgment in the MDL based on that court's discovery rulings and remanded the cases back to the U.S. District Court for further proceedings. In March 2021, the U.S. District Court granted summary judgment for the defendants. In April 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit, but we have now been dismissed from that appeal. Certain plaintiffs have agreed to dismiss their lawsuits in exchange for a waiver of costs, and individual plaintiffs have begun dismissing their claims based upon this agreement. Approximately 160 of the MDL pancreatic lawsuits have been dismissed as of October 2021. In the state court actions, in November 2018, the California Court of Appeal reversed the Los Angeles County Superior Court of California’s grant of summary judgment based on that court's discovery rulings and remanded for further proceedings. In April 2021, the Los Angeles County Superior Court of California granted summary judgment for the defendants and the parties await entry of the order of judgment.
We are aware of approximately 20 additional claimants who have not yet filed suit. These additional claims allege damages for pancreatic cancer or thyroid cancer.

Cialis Product Liability
We are named as a defendant in approximately 350 Cialis product liability lawsuits in the U.S. which were first initiated in August 2015. These cases, many of which were originally filed in various federal courts, contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have filed cases and an unspecified number of future cases coordinated into a federal multidistrict litigation (MDL) in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra®. The JPML ordered the transfer of the existing cases to the now-renamed MDL In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation. In April 2020, the MDL court granted summary judgment to the defendants on all of the claims brought against them by the plaintiffs. In May 2020, plaintiffs filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. The plaintiffs’ appeal was administratively closed until August 2021 pending completion of a procedure to resolve the claims in this litigation. The court has entered an extension until February 2022 to finalize resolution of all claims.
Jardiance Product Liability
First initiated in January 2019, we and Boehringer Ingelheim Pharmaceuticals, Inc., a subsidiary of BI, have been named as a defendant in approximately 95 product liability lawsuits in the U.S., mostly in Stamford Superior Court in Connecticut, alleging that Jardiance caused or contributed to plaintiffs’ Fournier’s gangrene. Our agreement with BI calls for BI to defend and indemnify us against any damages, costs, expenses, and certain other losses with respect to product liability claims in accordance with the terms of the agreement. All pending cases have been paused to allow for settlement negotiations.
Environmental Proceedings
Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as "Superfund," we have been designated as one of several potentially responsible parties with respect to the cleanup of fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup.
Other Matters
340B Litigation and Investigations
We are the plaintiff in a lawsuit filed in January 2021 in the U.S. District Court for the Southern District of Indiana against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, the Health Resources and Services Administration (HRSA), and the Administrator of HRSA. The lawsuit challenges the HHS's December 30, 2020 advisory opinion stating that drug manufacturers are required to deliver discounts under the 340B program to all contract pharmacies. We seek a declaratory judgment that the defendants violated the Administrative Procedures Act and the U.S. Constitution, a preliminary injunction enjoining implementation of the administrative dispute resolution process created by defendants and, with it, their application of the advisory opinion, and other related relief. In March 2021, the court entered an order preliminarily enjoining the government’s enforcement of the administrative dispute resolution process against us. In May 2021, HRSA notified us that it determined that our policy was contrary to the 340B statute. In response, in May 2021, we filed a motion for preliminary injunction and temporary restraining order requesting that the U.S. District Court for the Southern District of Indiana enjoin defendants from taking any action against us relating to the 340B drug pricing program until after the court issues a final judgment on the aforementioned litigation. In May 2021, the court denied our motion for a temporary restraining order but deferred resolution of our motion for preliminary injunction. In June 2021, the defendants withdrew the HHS December 30, 2020 advisory opinion. In July 2021, the court held oral argument on the parties’ cross motions for summary judgment, the defendants’ motion to dismiss, and our motion for preliminary injunction related to HRSA’s May 2021 enforcement letter. This matter is ongoing.
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
In July 2021, we, along with Sanofi-Aventis U.S., LLC (Sanofi), Novo Nordisk Inc. (Novo Nordisk), and AstraZeneca Pharmaceuticals LP, were named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Western District of New York by Mosaic Health, Inc. alleging antitrust and unjust enrichment claims related to the defendants' 340B distribution programs.

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
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
First initiated in 2008, our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a lawsuit brought by the Labor Attorney for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, alleging possible harm to employees and former employees caused by exposure to heavy metals at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the labor court judge ruled against Lilly Brasil, ordering it to undertake several actions of unspecified financial impact, including paying lifetime health coverage for the employees and contractors who worked at the Cosmopolis facility more than six months during the affected years and their children born during and after this period. We appealed this decision. In July 2018, the appeals court affirmed the labor court's ruling with a liquidated award of 300 million Brazilian real (for moral damages, donation of equipment, and creation of a foundation) which, adjusted for inflation and interest using the current Central Bank of Brazil's special system of clearance and custody rate (SELIC), is approximately 950 million Brazilian real (approximately $175 million as of September 30, 2021). The appeals court restricted the broad health coverage awarded by the labor court to health problems that claimants could show arose from exposure to the alleged contamination. In August 2019, Lilly Brasil filed an appeal to the superior labor court. In September 2019, the appeals court stayed a number of elements of its prior decision, including the obligation to provide health coverage for contractors, their children, and children of employees who worked at the Cosmopolis facility, pending the determination of Lilly Brasil’s appeal to the superior labor court. The cost of any such health coverage has not been determined. In June 2021, the appeals court published its decision on the admissibility of Lilly Brasil’s appeal, admitting the majority of the elements of the appeal to proceed; elements not proceeding are subject to an interlocutory appeal to the appeals court filed in June 2021.
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
Eastern District of Pennsylvania Pricing (Average Manufacturer Price) Inquiry
In November 2014, we, along with another pharmaceutical manufacturer, were named as co-defendants in United States et al. ex rel. Streck v. Takeda Pharm. Am., Inc., et al., which was filed in November 2014 and unsealed in the U.S. District Court for the Northern District of Illinois. The complaint alleges that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating average manufacturer prices. Trial is scheduled for April 2022.

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
Pricing Litigation, Investigations, and Inquiries
Litigation
In December 2017, we, along with Sanofi and Novo Nordisk were named as defendants in a consolidated purported class action lawsuit, In re. Insulin Pricing Litigation, in the U.S. District Court for the District of New Jersey relating to insulin pricing seeking damages under various state consumer protection laws and the Federal Racketeer Influenced and Corrupt Organization Act (federal RICO Act). Separately, in February 2018, we, along with Sanofi and Novo Nordisk, were named as defendants in MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC et al., in the same court, seeking damages under various state consumer protection laws, common law fraud, unjust enrichment, and the federal RICO Act. In both In re. Insulin Pricing Litigation and the MSP Recovery Claims litigation, the court dismissed claims under the federal RICO Act and certain state laws. In April 2021, the plaintiffs in In re. Insulin Pricing Litigation amended their complaint to allege additional state law claims for civil conspiracy and violations of state RICO statutes. Also, we, along with Sanofi, Novo Nordisk, CVS, Express Scripts, and Optum, have been sued in a purported class action, FWK Holdings, LLC v. Novo Nordisk Inc., et al., filed in the same court in November 2020, for alleged violations of the federal RICO Act as well as the New Jersey RICO Act and antitrust law. That same group of defendants, along with Medco Health and United Health Group, also have been sued in other purported class actions in the same court, Rochester Drug Co-Operative Inc. v. Eli Lilly & Co. et al. and Value Drug Co. v. Eli Lilly & Co. et al. both initiated in March 2020, for alleged violations of the federal RICO Act. In September 2020, the U.S. District Court for the District of New Jersey granted plaintiffs’ motion to consolidate FWK Holdings, LLC v. Novo Nordisk Inc., et al., Rochester Drug Co-Operative Inc. v. Eli Lilly & Co. et al., and Value Drug Co. v. Eli Lilly & Co. et al. In July 2021, the U.S. District Court for the District of New Jersey dismissed the three antitrust claims alleged by plaintiffs in the consolidated litigation and denied dismissal of the RICO claims.
In October 2018, the Minnesota Attorney General’s Office initiated litigation against us, Sanofi, and Novo Nordisk, State of Minnesota v. Sanofi-Aventis U.S. LLC et al., in the U.S. District Court for the District of New Jersey, alleging unjust enrichment, violations of various Minnesota state consumer protection laws, and the federal RICO Act. In March 2021, the U.S. District Court for the District of New Jersey dismissed with prejudice the Minnesota Attorney General’s federal RICO claims and false advertising claims under state law; the consumer fraud and other related state law claims remain ongoing. Additionally, in May 2019, the Kentucky Attorney General’s Office filed a complaint against us, Sanofi, and Novo Nordisk, Commonwealth of Kentucky v. Novo Nordisk, Inc. et al., in Kentucky state court, alleging violations of the Kentucky consumer protection law, false advertising, and unjust enrichment. In November 2019, Harris County in Texas initiated litigation against us, Sanofi, Novo Nordisk, Express Scripts, CVS, Optum, and Aetna, County of Harris Texas v. Eli Lilly & Co., et al., in federal court in the Southern District of Texas alleging violations of the federal RICO Act, the state deceptive trade practices-consumer protection act, and common law claims such as fraud, unjust enrichment, and civil conspiracy. Harris County also alleged violations of federal and state antitrust law, but voluntarily dismissed them. This lawsuit relates to our insulin products as well as Trulicity.
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
We received a request in January 2019 from the House of Representatives’ Committee on Oversight and Reform seeking commercial information and business records related to the pricing of insulin products, among other issues. We also received requests from the Senate Finance Committee and the Senate Committee on Health, Education, Labor, and Pensions, and separate requests from the House Committee on Energy and Commerce majority and minority members.  Those requests sought pricing and other commercial information regarding Lilly’s insulin products. In January 2021, the Senate Finance Committee released a report summarizing the findings of its investigation.
We are cooperating with all of these aforementioned investigations, subpoenas, and inquiries.
Research Corporation Technologies, Inc.
In April 2016, we were named as a defendant in litigation filed by Research Corporation Technologies, Inc. (RCT) in the U.S. District Court for the District of Arizona. RCT is seeking damages for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. Both parties moved for summary judgment and a hearing on the motions took place in August 2021. In October 2021, the Court issued a summary judgment decision finding in favor of RCT on certain issues, including with respect to a disputed royalty. Potential damages payable under the litigation, if finally awarded after an appeal, could be material but are not currently reasonably estimable. We intend to appeal the summary judgment decision and related findings. A trial date has not been set.

Note 10: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended September 30, 2021 and 2020:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2021	$(1,516.2)	$9.1	$(4,569.9)	$(210.1)	$(6,287.1)
Other comprehensive income (loss) before reclassifications	(8.0)	(2.4)	18.6	16.8	25.0
Net amount reclassified from accumulated other comprehensive loss	—	0.1	86.0	3.3	89.4
Net other comprehensive income (loss)	(8.0)	(2.3)	104.6	20.1	114.4
Balance at September 30, 2021	$(1,524.2)	$6.8	$(4,465.3)	$(190.0)	$(6,172.7)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2020	$(1,722.5)	$15.1	$(4,454.9)	$(520.6)	$(6,682.9)
Other comprehensive income (loss) before reclassifications	30.3	0.8	(19.6)	82.9	94.4
Net amount reclassified from accumulated other comprehensive loss	—	(0.2)	30.3	3.3	33.4
Net other comprehensive income (loss)	30.3	0.6	10.7	86.2	127.8
Balance at September 30, 2020	$(1,692.2)	$15.7	$(4,444.2)	$(434.4)	$(6,555.1)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the nine months ended September 30, 2021 and 2020:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$(1,427.5)	$14.8	$(4,751.0)	$(332.7)	$(6,496.4)
Other comprehensive income (loss) before reclassifications	(96.7)	(8.8)	27.2	132.8	54.5
Net amount reclassified from accumulated other comprehensive loss	—	0.8	258.5	9.9	269.2
Net other comprehensive income (loss)	(96.7)	(8.0)	285.7	142.7	323.7
Balance at September 30, 2021	$(1,524.2)	$6.8	$(4,465.3)	$(190.0)	$(6,172.7)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(1,678.0)	$4.9	$(4,638.6)	$(211.9)	$(6,523.6)
Other comprehensive income (loss) before reclassifications	(14.2)	7.6	4.6	(232.3)	(234.3)
Net amount reclassified from accumulated other comprehensive loss	—	3.2	189.8	9.8	202.8
Net other comprehensive income (loss)	(14.2)	10.8	194.4	(222.5)	(31.5)
Balance at September 30, 2020	$(1,692.2)	$15.7	$(4,444.2)	$(434.4)	$(6,555.1)

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tax benefit (expense)	2021	2020	2021	2020
Foreign currency translation gains/losses	$(39.0)	$46.0	$(92.3)	$34.9
Unrealized net gains/losses on securities	0.8	(0.2)	3.8	(3.0)
Defined benefit pension and retiree health benefit plans	(28.2)	11.8	(79.7)	(32.8)
Effective portion of cash flow hedges	(5.4)	(22.9)	(37.9)	59.1
Benefit (provision) for income taxes allocated to other comprehensive income (loss) items	$(71.8)	$34.7	$(206.1)	$58.2
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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2021	2020	2021	2020
Amortization of retirement benefit items:
Prior service benefits, net	$(13.9)	$(20.8)	$(41.5)	$(48.4)	Other–net, (income) expense
Actuarial losses, net	122.7	59.1	368.7	288.6	Other–net, (income) expense
Total before tax	108.8	38.3	327.2	240.2
Tax benefit	(22.8)	(8.0)	(68.7)	(50.4)	Income taxes
Net of tax	86.0	30.3	258.5	189.8

Other, net of tax	3.4	3.1	10.7	13.0	Other–net, (income) expense
Total reclassifications, net of tax	$89.4	$33.4	$269.2	$202.8

Note 11: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$83.6	$89.6	$258.4	$270.4
Interest income	(7.0)	(5.8)	(18.0)	(27.2)
Net investment (gains) losses on equity securities (Note 6)	246.8	(141.7)	(270.1)	(905.1)
Retirement benefit plans	(72.6)	(114.0)	(217.1)	(194.5)
Debt extinguishment loss (Note 6)	405.2	—	405.2	—
Other (income) expense	(20.1)	13.0	(34.1)	161.5
Other–net, (income) expense	$635.9	$(158.9)	$124.3	$(694.9)

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
We have experienced negative impacts to our underlying business due to the COVID-19 pandemic, including decreases in new prescriptions, changes in payer segment mix, and the increased use of patient affordability programs in the United States (U.S.). Additionally, we have experienced, and may continue to experience if the COVID-19 pandemic undergoes resurgent or more severe waves, decreased demand as a result of lack of normal access and fewer in-person interactions by patients and our employees with the healthcare system. Prescriptions in most of our therapeutic areas have returned to pre-COVID-19 pandemic levels in the U.S., and healthcare systems in most of our major markets have largely resumed normal operations as of September 30, 2021. While a majority of in-person interactions by our employees with the healthcare system have resumed, we may decide to halt such activity in the future and, in those cases, expect to resume such interactions as it is safe to do so and in compliance with applicable guidance and requirements. We may experience additional pricing pressures resulting from the financial strain of the COVID-19 pandemic on government-funded healthcare systems around the world. In addition, if the COVID-19 pandemic experiences resurgent or more severe waves, our ability to commercialize some assets in our product pipeline could be delayed or otherwise adversely affected.
Since the start of the pandemic we have worked with a variety of organizations, including governmental agencies, to facilitate access to our COVID-19 therapies in various countries. The U.S. Food and Drug Administration (FDA) granted Emergency Use Authorizations (EUA) for bamlanivimab and bamlanivimab and etesevimab administered together for higher-risk patients who have been recently diagnosed with mild-to-moderate COVID-19 and for baricitinib for treatment with or without remdesivir in hospitalized COVID-19 patients. In April 2021, the FDA subsequently revoked the EUA for bamlanivimab alone. In the third quarter of 2021, the FDA expanded the EUA for bamlanivimab and etesevimab administered together to include post-exposure prophylaxis in certain individuals for the prevention of SARS-CoV-2 infection.

We have, and will continue to, face unique risks and uncertainties in our development, manufacture, and uptake of potential treatments for COVID-19, including vulnerability to supply chain disruptions, higher manufacturing costs, difficulties in manufacturing appropriate quantities of our therapies, heightened regulatory scrutiny of our manufacturing practices, restrictions on administration that limit widespread and timely access to our therapies, and risks related to handling, return, and/or refund of product after delivery by us. Expedited authorization processes, including our EUA for bamlanivimab and etesevimab administered together, have allowed restricted distribution of products with less than typical safety and efficacy data, and additional data that become available have and may further call into question the safety or effectiveness of our COVID-19 therapies. Additionally, the availability of superior or competitive therapies, including therapies that can be administered more easily, or preventative measures, such as vaccines, coupled with the transient nature of pandemics, have and could further negatively impact or eliminate demand for our COVID-19 therapies. Mutations or the spread of other variants of the coronavirus have in some cases impacted the effectiveness of our COVID-19 therapies, and may further render our therapies more or less effective or ineffective. In addition, evolving regulatory priorities have intensified governmental scrutiny of our operations, including our compliance with Good Manufacturing Practices (cGMP), quality assurance, and similar regulations relating to our manufacture of COVID-19 therapies and other medicines. Any of these risks could prevent us from recouping our substantial investments in the research, development, and manufacture of our COVID-19 therapies. These risks could also affect other aspects of our business, including potentially resulting in delays or denials in the approval or launch of other products.
Our ability to continue to operate without significant negative impacts will in part depend on our ability to protect our employees and our supply chain. We have taken steps to protect our employees worldwide, with particular measures in place for those working in our manufacturing sites and distribution facilities. Effective November 2021, we are requiring COVID-19 vaccinations as a condition of employment in the U.S. and Puerto Rico. We have been able to largely maintain our normal operations. However, uncertainty resulting from the COVID-19 pandemic and its effects, including as may relate to our COVID-19 vaccination policy, could have an adverse impact on our manufacturing operations, global supply chain, and distribution systems, which could impact our ability to produce and distribute our products and the ability of third parties on which we rely to fulfill their obligations to us, and could increase our expenses if the COVID-19 pandemic experiences resurgent or more severe waves.
Although the COVID-19 pandemic has affected our operations and demand for our products, it has not negatively impacted our liquidity position. We expect to continue to generate cash flows to meet our short-term liquidity needs and to have access to liquidity via the short-term and long-term debt markets. As part of our response to the COVID-19 pandemic, and at the request of the U.S. and international governments, we invested in large-scale manufacturing of COVID-19 antibodies at risk, in order to ensure rapid access to patients around the world. As the COVID-19 pandemic has continued to evolve during 2021, we have incurred a net inventory impairment charge related to our COVID-19 antibodies during the nine months ended September 30, 2021, primarily due to the combination of changes to current and forecasted demand from the U.S. and international governments, including changes to our agreement with the U.S. government, and near-term expiry dates of COVID-19 antibodies. We could experience additional impairments of our assets, including inventory related to our COVID-19 antibodies, or significant changes in the fair value of our assets due to the COVID-19 pandemic, including as a result of the factors discussed above.
See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on risk factors that could impact our results.

Financial Results
The following table summarizes our key operating results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change
Revenue	$6,772.8	$5,740.6	18	$20,318.5	$17,099.8	19
Gross margin	5,342.0	4,414.2	21	15,055.9	13,336.3	13
Gross margin as a percent of revenue	78.9%	76.9%		74.1%	78.0%
Operating expenses	$3,286.8	$3,034.5	8	$9,906.1	$8,815.0	12
Acquired in-process research and development (IPR&D)	174.0	—	NM	498.3	294.1	69
Asset impairment, restructuring, and other special charges	—	101.4	NM	211.6	161.3	31
Net income	1,110.1	1,208.4	(8)	3,855.6	4,076.9	(5)
EPS	1.22	1.33	(8)	4.23	4.47	(5)
NM - not meaningful
Revenue increased for the three and nine months ended September 30, 2021, primarily driven by increased volume. Operating expenses, defined as the sum of research and development and marketing, selling, and administrative expenses, increased for the three months ended September 30, 2021, primarily driven by higher development expenses for late-stage assets. Operating expenses increased for the nine months ended September 30, 2021, primarily driven by higher development expenses for late-stage assets and higher research and development expenses for COVID-19 therapies, as well as higher marketing expenses. The decrease in net income and EPS for the three and nine months ended September 30, 2021 was primarily driven by higher operating expenses and a reduction in other-net, (income) expense, partially offset by higher gross margin.
The following highlighted items also affect comparisons of our financial results for the three and nine months ended September 30, 2021 and 2020:
2021
Cost of Sales (See Note 5 to the consolidated condensed financial statements)
•We recognized a net inventory impairment charge related to our COVID-19 antibodies of $435.1 million for the nine months ended September 30, 2021. As part of our response to the COVID-19 pandemic, and at the request of the U.S. and international governments, we invested in large-scale manufacturing of COVID-19 antibodies at risk, in order to ensure rapid access to patients around the world. As the COVID-19 pandemic has continued to evolve during 2021, we incurred a net inventory impairment charge primarily due to the combination of changes to current and forecasted demand from U.S. and international governments, including changes to our agreement with the U.S. government, and near-term expiry dates of COVID-19 antibodies.
Acquired IPR&D (See Note 3 to the consolidated condensed financial statements)
•We recognized acquired IPR&D charges of $174.0 million and $498.3 million for the three and nine months ended September 30, 2021, respectively. The charges for the three months ended September 30, 2021 were related to business development transactions with Protomer Technologies Inc. (Protomer), Kumquat Biosciences Inc. (Kumquat), Lycia Therapeutics, Inc. (Lycia), and ProQR Therapeutics N.V. (ProQR). The charges for the nine months ended September 30, 2021 also included charges related to business development transactions with Rigel Pharmaceuticals, Inc. (Rigel), Precision BioSciences, Inc. (Precision), Merus N.V. (Merus), MiNA Therapeutics Limited (MiNA), and Asahi Kasei Pharma Corporation (Asahi).
Asset Impairment, Restructuring, and Other Special Charges (See Note 5 to the consolidated condensed financial statements)
•We recognized charges of $211.6 million for the nine months ended September 30, 2021, primarily related to an intangible asset impairment resulting from the sale of the rights to Qbrexza®, as well as acquisition and integration costs associated with the acquisition of Prevail Therapeutics Inc. (Prevail).

Other-Net, (Income) Expense (See Note 6 to the consolidated condensed financial statements)
•We recognized a debt extinguishment loss of $405.2 million related to the repurchase of debt for the three and nine months ended September 30, 2021.
•We recognized net investment (losses) gains on equity securities of ($246.8 million) and $270.1 million for the three and nine months ended September 30, 2021, respectively.
2020
Acquired IPR&D (See Note 3 to the consolidated condensed financial statements)
•We recognized acquired IPR&D charges of $294.1 million for the nine months ended September 30, 2020, related to the acquisition of Petra Pharma Corporation (Petra), as well as business development transactions with Sitryx Therapeutics Limited (Sitryx), AbCellera Biologics Inc. (AbCellera), Evox Therapeutics Limited (Evox), and Shanghai Junshi Biosciences Co., Ltd. (Junshi Biosciences).
Asset Impairment, Restructuring, and Other Special Charges (See Note 5 to the consolidated condensed financial statements)
•We recognized charges of $101.4 million and $161.3 million for the three and nine months ended September 30, 2020, respectively, primarily related to severance costs incurred as a result of actions taken worldwide to reduce our cost structure.
Other-Net, (Income) Expense (See Note 6 to the consolidated condensed financial statements)
•We recognized net investment gains on equity securities of $141.7 million and $905.1 million for the three and nine months ended September 30, 2020, respectively.
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

Compound	Indication	Status	Developments
COVID-19 Therapies
Bamlanivimab administered alone	COVID-19	Emergency Use Authorization(1)	Announced in the first quarter of 2021 that a Phase III trial met the primary and all key secondary endpoints. The European Medicines Agency's (EMA) Committee for Medicinal Products for Human Use (CHMP) issued a positive scientific opinion in the first quarter of 2021. In the second quarter of 2021 the FDA revoked the EUA for bamlanivimab alone in the U.S.
Bamlanivimab and etesevimab administered together	COVID-19	Emergency Use Authorization	Announced in the first quarter of 2021 that Phase III trials met the primary and all key secondary endpoints. Additional Phase III trial is ongoing. The FDA granted EUA for higher-risk patients recently diagnosed with mild-to-moderate COVID-19 in the first quarter of 2021. In the third quarter of 2021 the FDA expanded the EUA to include post-exposure prophylaxis in certain individuals for the prevention of SARS-CoV-2 infection. The EMA's CHMP issued a positive scientific opinion in the first quarter of 2021. Submitted in Europe in the first quarter of 2021. Announced a Joint Procurement Agreement with the European Commission to supply up to 220,000 doses in the third quarter of 2021.
Bamlanivimab, etesevimab and bebtelovimab (LY-CoV1404) administered together	COVID-19	Phase II	Phase II trial initiated in the second quarter of 2021.

Compound	Indication	Status	Developments
VIR-7831 and bamlanivimab administered together(2)	COVID-19	Phase II	Phase II trial initiated in the first quarter of 2021.
Endocrinology
Tirzepatide	Type 2 diabetes	Submitted	Announced in the first and second quarters of 2021 that Phase III trials met the primary and key secondary endpoints. Submitted in the U.S. using a priority review voucher and in Europe in October 2021. Additional Phase III trials are ongoing.
	Heart failure with preserved ejection fraction	Phase III	Phase III trial initiated in the second quarter of 2021.
	Obesity		Phase III trials are ongoing.
	Nonalcoholic steatohepatitis	Phase II	Phase II trial is ongoing.
Basal Insulin-Fc	Type 1 and 2 diabetes	Phase II	Phase II trials are ongoing.
GGG Tri-Agonist	Obesity	Phase II	Phase II trials initiated in the second quarter of 2021.
Type 2 diabetes
GLP-1R NPA	Obesity	Phase II	Phase II trials initiated in the third quarter of 2021.
Type 2 diabetes
Immunology
Lebrikizumab(3)	Atopic dermatitis	Phase III	Granted FDA Fast Track designation(4). Announced in the third quarter of 2021 that Phase III trials met primary and all key secondary endpoints. Additional Phase III trials are ongoing.
Mirikizumab	Crohn's disease	Phase III	Phase III trials are ongoing.
	Ulcerative colitis		Announced in the first quarter of 2021 that a Phase III trial met the primary and key secondary endpoints. Additional Phase III trials are ongoing.
	Psoriasis	Not pursuing submission	Announced in the second quarter of 2021 that we do not plan to pursue submission.
CXCR1/2 Ligands Monoclonal Antibody	Hidradenitis suppurativa	Phase II	Phase II trial is ongoing.
IL-2 Conjugate	Systemic lupus erythematosus	Phase II	Phase II trial is ongoing.
	Ulcerative colitis		Phase II trial initiated in the second quarter of 2021.
PD-1 MAB Agonist	Rheumatoid arthritis	Phase II	Phase II trial initiated in the first quarter of 2021.
Neuroscience
Donanemab	Early Alzheimer’s disease	Submission initiated
Announced in the first quarter of 2021 that a Phase II trial met the primary endpoint and that we expanded a Phase II trial to become a Phase III trial. Granted FDA Breakthrough Therapy designation(5) in the second quarter of 2021. Initiated a rolling submission in the U.S. for accelerated approval in the third quarter of 2021. Additional Phase III trials are ongoing.

Solanezumab	Preclinical Alzheimer's disease	Phase III	Phase III trial is ongoing.
Epiregulin/TGFα MAB	Chronic pain	Phase II	Phase II trials are ongoing.

Compound	Indication	Status	Developments
GBA1 Gene Therapy (PR001)	Parkinson's disease	Phase II	Acquired in the Prevail acquisition in the first quarter of 2021. Granted FDA Fast Track designation(4). Phase II trials are ongoing.
GRN Gene Therapy (PR006)	Frontotemporal dementia	Phase II
PACAP38 Antibody	Chronic pain	Phase II	Phase II trial is ongoing.
SSTR4 Agonist	Chronic pain	Phase II	Phase II trials are ongoing.
TRPA1 Antagonist	Pain	Phase II	Phase II trials initiated in October 2021.
Tanezumab(6)	Osteoarthritis pain	Discontinued
In October 2021, in collaboration with Pfizer, we discontinued the global clinical development program following receipt of a Complete Response Letter from the FDA and a negative opinion from the EMA's CHMP.

Cancer pain
Zagotenemab	Alzheimer’s disease	Discontinued	Announced in October 2021 that a Phase II trial did not meet the primary endpoint and we will discontinue development.
Oncology
Selpercatinib (Retevmo®)	Thyroid cancer	Launched(7)	Launched in Europe in the first quarter of 2021. Approved in Japan in the third quarter of 2021. Phase III trials are ongoing.
Lung cancer
Sintilimab injection(8)	Lung cancer	Submitted	In collaboration with Innovent, submitted in the U.S. in the second quarter of 2021.
Imlunestrant	ER+HER2-metastic breast cancer	Phase III	Phase III trial initiated in October 2021.
Pirtobrutinib (LOXO-305)	Chronic lymphocytic leukemia	Phase III	Phase III trials initiated in the first and third quarters of 2021.
	Mantle cell lymphoma	Phase III	Phase III trial initiated in the second quarter of 2021.
	B-cell malignancies	Phase II	Phase II trial initiated in the second quarter of 2021.
(1) EUAs remain active for certain countries outside of the U.S.
(2) In collaboration with Vir Biotechnology, Inc. and GlaxoSmithKline plc.
(3) In collaboration with Almirall, S.A. (Almirall) in Europe.
(4) Fast Track designation is designed to expedite the development and review of new therapies to treat serious conditions and address unmet medical needs.
(5) Breakthrough Therapy designation is designed to expedite the development and review of potential medicines that are intended to treat a serious condition where preliminary clinical evidence indicates that the treatment may demonstrate substantial improvement over available therapy on a clinically significant endpoint.
(6) In collaboration with Pfizer, Inc (Pfizer).
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

Compound	Indication	Status	Developments
Endocrinology
Empagliflozin (Jardiance®)(1)	Heart failure with reduced ejection fraction	Launched	Launched in the U.S. and Europe in the third quarter of 2021.
	Heart failure with preserved ejection fraction	Submitted
Granted FDA Fast Track designation(2). In the third quarter of 2021 the FDA granted Breakthrough Therapy designation(3). Announced in the third quarter of 2021 that a Phase III trial met the primary endpoint. Submitted in the U.S. and Europe in October 2021.

	Chronic kidney disease	Phase III	Granted FDA Fast Track designation(2). Phase III trials are ongoing.
Immunology
Baricitinib (Olumiant®)	Atopic dermatitis	Launched	Launched in Europe and Japan. Announced in the third quarter of 2021 that the FDA will not meet the Prescription Drug User Fee Act action date for the submission in the U.S.
	COVID-19	Emergency Use Authorization(4)
Announced in the second quarter of 2021 that a Phase III trial evaluating baricitinib 4 mg once daily plus standard of care did not meet the primary endpoint, but did result in a significant reduction in death. In the third quarter of 2021, the FDA broadened the EUA for baricitinib to allow for treatment with or without remdesivir.

	Alopecia areata	Submitted
Granted FDA Breakthrough Therapy designation(3). Announced in the first, second and third quarters of 2021 that Phase III trials met the primary and all key secondary endpoints. Submitted in Europe and Japan in the third quarter of 2021. We intend to submit to the FDA by the end of 2021.

	Systemic lupus erythematosus	Phase III	Phase III trials are ongoing.
Oncology
Abemaciclib (Verzenio®)	HR+, HER2- Adjuvant breast cancer	Launched
Announced in the first quarter of 2021 patient-reported outcomes in combination with standard adjuvant endocrine therapy. Submitted in Japan in the first quarter of 2021. Launched in the U.S. in October 2021.

	HR+, HER2+ Adjuvant breast cancer	Phase III	Phase III trial initiated in the second quarter of 2021.
	Prostate cancer	Phase III	Phase III trial initiated in the third quarter of 2021.
(1) In collaboration with Boehringer Ingelheim.
(2) Fast Track designation is designed to expedite the development and review of new therapies to treat serious conditions and address unmet medical needs.
(3) Breakthrough Therapy designation is designed to expedite the development and review of potential medicines that are intended to treat a serious condition where preliminary clinical evidence indicates that the treatment may demonstrate substantial improvement over available therapy on a clinically significant endpoint.
(4) The FDA granted EUA for treatment with or without remdesivir in hospitalized COVID-19 patients.

Other Matters
Patent Matters
We depend on patents or other forms of intellectual property protection for most of our revenue, cash flows, and earnings.
Our vitamin regimen patents for Alimta® expired in major European countries and Japan in June 2021. We have faced, and remain exposed to, generic competition following the loss of exclusivity in major European countries and Japan, which has eroded revenue and is likely to continue to rapidly and severely erode revenue from current levels. In the U.S., we expect the vitamin regimen patent for Alimta to provide us with patent protection through May 2022. However, we and Eagle Pharmaceuticals, Inc. (Eagle) reached an agreement in December 2019 to settle all pending U.S. patent litigation, allowing Eagle a limited initial entry into the market with its product starting February 2022 (up to an approximate three-week supply) and subsequent unlimited entry starting April 2022. We expect that the entry of generic competition in the U.S. following the loss of patent exclusivity will cause a rapid and severe decline in revenue and will have a material adverse effect on our consolidated results of operations and cash flows. See Note 9 to the consolidated condensed financial statements for a more detailed account of the legal proceedings currently pending regarding, among others, our Alimta patents.
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
Our formulation and use patents for Forteo® have expired in major markets. We expect further decline in revenue as a result of the entry of generic and biosimilar competition due to the loss of patent exclusivity in major markets.
Our compound patent for Cymbalta® expired in Japan in January 2020. We have faced, and remain exposed to, generic competition following the loss of exclusivity, which has eroded revenue and is likely to continue to rapidly and severely erode revenue from current levels.
Foreign Currency Exchange Rates
As a global company with substantial operations outside the U.S., we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and Chinese yuan. While we manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses. While there is uncertainty in the future movements in foreign exchange rates, fluctuations in these rates could adversely impact our future consolidated results of operations and cash flows.
Trends Affecting Pharmaceutical Pricing, Reimbursement, Access, and Other Regulatory Matters
Global concern over access to and affordability of pharmaceutical products continues to drive regulatory and legislative debate, as well as worldwide cost containment efforts by governmental authorities. Such measures may include the use of mandated discounts, price reporting requirements, mandated reference prices, restrictive formularies, changes to available intellectual property protections, as well as other efforts. In addition, consolidation of private payors in the U.S. has significantly impacted the market for pharmaceuticals by increasing payor leverage in negotiating manufacturer price concessions and pharmacy reimbursement rates. We expect that these actions may intensify and could particularly affect certain products, such as insulin, as governments manage and emerge from the pandemic, which could adversely affect our business. It is not possible to predict the potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts.
In addition, evolving regulatory priorities have intensified governmental scrutiny of our operations and our industry, including with respect to cGMP, quality assurance, and similar regulations, and increased focus on business combinations in our industry. Any regulatory issues concerning these matters could lead to regulatory and legal actions, product recalls and seizures, fines and penalties, interruption of production leading to product shortages, import bans or denials of import certifications, delays or denials in the approvals of new products pending resolution of the issues, impediments to the completion of business combinations, and reputational harm, any of which would adversely affect our business.
See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. See also Note 9 to the consolidated condensed financial statements.

Tax Matters
We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations could affect our effective tax rate, results of operations, and cash flows. Countries around the world, including the U.S., are actively considering and enacting tax law changes. Tax proposals introduced by Congress and the Biden administration contain significant changes, including increases to the tax rates at which both domestic and foreign income of U.S. companies would be taxed. Further, actions taken with respect to tax-related matters by associations such as the Organisation for Economic Co-operation and Development and the European Commission could influence tax policy in countries in which we operate. In addition, global tax authorities routinely examine our tax returns and are expected to become more aggressive in their examinations of profit allocations among jurisdictions, which could adversely impact our future consolidated results of operations and cash flows.
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
In February 2020, we acquired all shares of Dermira, Inc. for a purchase price of $849.3 million, net of cash acquired. Under the terms of the agreement, we acquired lebrikizumab, a novel, investigational, monoclonal antibody being evaluated for the treatment of moderate-to-severe atopic dermatitis. Lebrikizumab was granted Fast Track designation from the FDA. We also acquired Qbrexza cloth, a medicated cloth for the topical treatment of primary axillary hyperhidrosis (uncontrolled excessive underarm sweating). During the nine months ended September 30, 2021, we sold the rights to Qbrexza. See Note 5 to the consolidated condensed financial statements for additional information.
In January 2021, we acquired all shares of Prevail for a purchase price that included $22.50 per share in cash (or an aggregate of $747.4 million, net of cash acquired) plus one non-tradable contingent value right (CVR) per share. The CVR entitles Prevail stockholders up to an additional $4.00 per share in cash (or an aggregate of approximately $160 million) payable, subject to certain terms and conditions, upon the first regulatory approval of a Prevail product in one of the following countries: U.S., Japan, United Kingdom, Germany, France, Italy, or Spain. Under the terms of the agreement, we acquired a gene therapy program for patients with neurodegenerative diseases.
See Note 3 to the consolidated condensed financial statements for further discussion regarding our recent acquisitions.

                                                                                                                                            Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change
U.S.	$3,989.6	$3,161.4	26	$11,635.1	$9,631.4	21
Outside U.S.	2,783.3	2,579.3	8	8,683.4	7,468.5	16
Revenue	$6,772.8	$5,740.6	18	$20,318.5	$17,099.8	19
Numbers may not add due to rounding.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	22%	11%	17%	22%	15%	19%
Price	4	(4)	—	(1)	(3)	(2)
Foreign exchange rates	—	1	1	—	4	2
Percent change	26%	8%	18%	21%	16%	19%
Numbers may not add due to rounding.
In the U.S. for the three and nine months ended September 30, 2021, the increase in volume was primarily driven by COVID-19 therapies, Trulicity®, and Taltz®. In the U.S. for the three months ended September 30, 2021, the increase in realized prices was driven by lower utilization in the 340B program, unfavorable changes to estimates for rebates and discounts for Trulicity in the three months ended September 30, 2020, and modest list prices increases, partially offset by increased rebates to maintain access for products across the business. U.S. price performance was not a major driver during the nine months ended September 30, 2021, as increased utilization in more highly-rebated segments was largely offset by lower utilization in the 340B program, primarily for the diabetes portfolio.
Outside the U.S. for the three and nine months ended September 30, 2021, the increase in volume was primarily driven by COVID-19 therapies, Trulicity, Verzenio, and Taltz. Outside the U.S. for the nine months ended September 30, 2021, the increase in volume was also driven by the sale of our rights to Cialis® in China.

The following table summarizes our revenue activity by product for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
Product	U.S.	Outside U.S.	Total	Total	Percent Change
Trulicity	$1,201.4	$398.8	$1,600.1	$1,106.6	45
Humalog (1)	347.3	279.4	626.7	656.9	(5)
Taltz	422.2	170.9	593.1	454.5	30
Alimta	297.2	159.8	457.0	578.0	(21)
Olumiant (2)	194.0	212.9	406.9	162.0	NM
Jardiance (3)	221.2	169.2	390.4	310.8	26
Verzenio	199.6	135.9	335.5	234.4	43
Humulin®	193.4	93.4	286.7	305.9	(6)
Cyramza®	84.8	168.6	253.4	252.7	—
COVID-19 antibodies (4)	215.5	1.6	217.1	—	NM
Forteo	109.6	91.3	200.9	266.9	(25)
Basaglar®	114.7	78.1	192.8	248.2	(22)
Emgality®	99.9	40.1	140.0	91.5	53
Erbitux®	114.0	20.3	134.3	136.4	(2)
Cymbalta	7.0	125.1	132.0	186.6	(29)
Cialis	(6.5)	137.4	130.9	162.5	(19)
Tyvyt®	—	125.6	125.6	84.4	49
Zyprexa®	13.0	88.7	101.7	112.7	(10)
Other products	161.5	286.3	447.7	389.6	15
Revenue	$3,989.6	$2,783.3	$6,772.8	$5,740.6	18
Numbers may not add due to rounding.
NM - not meaningful
(1) Humalog revenue includes insulin lispro.
(2) Olumiant revenue includes sales for baricitinib, for treatment in hospitalized COVID-19 patients, that were made pursuant to EUA.
(3) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(4) COVID-19 antibodies include sales for bamlanivimab administered alone as well as sales for bamlanivimab and etesevimab administered together and were made pursuant to EUAs.

The following table summarizes our revenue activity by product for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021			2020
Product	U.S. (1)	Outside U.S.	Total	Total	Percent Change
Trulicity	$3,465.7	$1,122.5	$4,588.2	$3,565.7	29
Humalog (1)	1,009.0	842.3	1,851.3	1,907.8	(3)
Alimta	911.9	714.7	1,626.6	1,677.2	(3)
Taltz	1,071.6	493.8	1,565.4	1,293.2	21
COVID-19 antibodies (2)	949.5	226.7	1,176.2	—	NM
Jardiance (3)	566.8	492.1	1,058.9	840.3	26
Verzenio	582.1	363.7	945.8	631.1	50
Humulin	633.5	290.3	923.8	935.2	(1)
Olumiant (4)	236.5	572.6	809.1	446.7	81
Cyramza	266.3	496.3	762.5	748.4	2
Basaglar	423.3	226.8	650.1	842.3	(23)
Forteo	330.1	287.7	617.8	791.9	(22)
Cialis	(3.1)	541.8	538.7	486.2	11
Cymbalta	30.3	454.0	484.3	576.9	(16)
Emgality	313.5	102.2	415.7	252.9	64
Erbitux	357.7	45.9	403.7	396.7	2
Tyvyt	—	340.2	340.2	205.9	65
Zyprexa	28.3	264.5	292.8	307.7	(5)
Other products	462.1	805.1	1,267.3	1,193.7	6
Revenue	$11,635.1	$8,683.4	$20,318.5	$17,099.8	19
Numbers may not add due to rounding.
NM - not meaningful
(1) Humalog revenue includes insulin lispro.
(2) COVID-19 antibodies include sales for bamlanivimab administered alone as well as sales for bamlanivimab and etesevimab administered together and were made pursuant to EUAs.
(3) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(4) Olumiant revenue includes sales for baricitinib, for treatment in hospitalized COVID-19 patients, that were made pursuant to EUA.

Revenue of Trulicity, a treatment for type 2 diabetes and to reduce the risk of major adverse cardiovascular events in adult patients with type 2 diabetes and established cardiovascular disease or multiple cardiovascular risk factors, increased 52 percent and 30 percent in the U.S. during the three and nine months ended September 30, 2021, respectively, driven by increased demand and, to a lesser extent, higher realized prices due to segment mix, including lower utilization in the 340B program, and modest list price increases, partially offset by increased rebates to maintain access. Trulicity's higher realized prices in the U.S. during the three months ended September 30, 2021 were also due to unfavorable changes to estimates for rebates and discounts in the three months ended September 30, 2020. Revenue outside the U.S. increased 26 percent during the three and nine months ended September 30, 2021, driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.

Revenue of Humalog, an injectable human insulin analog for the treatment of diabetes, decreased 11 percent and 6 percent in the U.S. during the three and nine months ended September 30, 2021, respectively, driven by lower realized prices, partially offset by increased demand. Revenue outside the U.S. increased 5 percent during the three months ended September 30, 2021, driven by the favorable impact of foreign exchange rates and increased volume, partially offset by lower realized prices. Revenue outside the U.S. increased 1 percent during the nine months ended September 30, 2021, primarily driven by the favorable impact of foreign exchange rates, largely offset by decreased volume. While it is difficult to estimate the severity of the impact of insulin lispro products entering the market, we do not expect and have not experienced a rapid and severe decline in revenue. However, due to the impact of competition and due to pricing pressure in the U.S. and some international markets, we expect some price decline and loss of market share to continue over time.
Revenue of Alimta, a treatment for various cancers, increased 2 percent in the U.S. during the three months ended September 30, 2021, primarily driven by higher realized prices, partially offset by decreased demand and customer buying patterns. Revenue decreased 2 percent in the U.S. during the nine months ended September 30, 2021, primarily driven by decreased demand, partially offset by higher realized prices. Revenue outside the U.S. decreased 44 percent during the three months ended September 30, 2021, primarily driven by decreased volume due to entry of generic competition and, to a lesser extent, lower realized prices. Revenue outside the U.S. decreased 4 percent during the nine months ended September 30, 2021, driven by lower realized prices and decreased volume, partially offset by the favorable impact of foreign exchange rates. We have faced and remain exposed to generic competition following the loss of exclusivity in major European countries and Japan in June 2021, which has eroded revenue and is likely to continue to rapidly and severely erode revenue from current levels. We expect the limited entry of generic competition in the U.S. starting February 2022 and subsequent unlimited entry starting April 2022. We expect that the entry of generic competition following the loss of exclusivity in the U.S. will cause a rapid and severe decline in revenue. See "Executive Overview - Other Matters- Patent Matters" for more information.
Revenue of Taltz, a treatment for moderate-to-severe plaque psoriasis, active psoriatic arthritis, ankylosing spondylitis, and active non-radiographic axial spondyloarthritis, increased 29 percent and 14 percent in the U.S. during the three and nine months ended September 30, 2021, respectively, primarily driven by increased demand, partially offset by lower realized prices due to increased rebates to gain commercial access. Taltz's lower realized prices in the U.S. during the three months ended September 30, 2021 were also driven by unfavorable segment mix, partially offset by changes to estimates for rebates and discounts. Revenue outside the U.S. increased 33 percent and 41 percent during the three and nine months ended September 30, 2021, respectively, driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.
Revenue of COVID-19 antibodies, treatments that were authorized pursuant to EUAs for mild to moderate COVID-19 for higher-risk patients and for post-exposure prophylaxis in certain individuals for the prevention of SARS-CoV-2 infection, was $215.5 million and $949.5 million in the U.S. during the three and nine months ended September 30, 2021, respectively. Revenue outside the U.S. was $1.6 million and $226.7 million during the three and nine months ended September 30, 2021, respectively. The availability of superior or competitive therapies, including therapies that can be administered more easily, or preventative measures, such as vaccines, coupled with the transient nature of pandemics, have and could further negatively impact or eliminate demand for these COVID-19 antibodies. In addition, mutations or the spread of other variants of the coronavirus have in some cases impacted the effectiveness of our COVID-19 antibodies, and may further render our antibodies more or less effective or ineffective.
Revenue of Jardiance, a treatment for type 2 diabetes, to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease, and to reduce the risk of cardiovascular death plus hospitalization for heart failure in adults with heart failure with reduced ejection fraction, increased 35 percent and 25 percent in the U.S. during the three and nine months ended September 30, 2021, respectively, primarily driven by increased demand. Revenue outside the U.S. increased 15 percent during the three months ended September 30, 2021, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates. Revenue outside the U.S. increased 27 percent during the nine months ended September 30, 2021, driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.

Revenue of Verzenio, a treatment for HR+, HER2- metastatic breast cancer and high risk early breast cancer, increased 26 percent in the U.S. during the three months ended September 30, 2021, driven by increased demand, partially offset by lower realized prices. Revenue of Verzenio increased 35 percent in the U.S. during the nine months ended September 30, 2021, primarily driven by increased demand. Revenue outside the U.S. increased 80 percent and 81 percent during the three and nine months ended September 30, 2021, respectively, primarily driven by increased volume.
Revenue of Humulin, an injectable human insulin for the treatment of diabetes, decreased 10 percent and 1 percent in the U.S. during the three and nine months ended September 30, 2021, respectively, driven by lower realized prices and decreased demand. Revenue outside the U.S. increased 2 percent during the three months ended September 30, 2021, driven by higher realized prices and, to a lesser extent, the favorable impact of foreign exchange rates, largely offset by decreased volume. Revenue outside the U.S. decreased 1 percent during the nine months ended September 30, 2021, driven by decreased volume, largely offset by the favorable impact of foreign exchange rates and higher realized prices.
Revenue of Olumiant, a treatment for adults with moderately-to-severely active rheumatoid arthritis, and of baricitinib, a treatment authorized pursuant to EUA, with or without remdesivir, of hospitalized patients with COVID-19, increased $179.5 million and $197.5 million in the U.S. during the three and nine months ended September 30, 2021, respectively, driven by utilization for the treatment of hospitalized patients with COVID-19 during the third quarter of 2021. Revenue outside the U.S. increased 44 percent and 40 percent during the three and nine months ended September 30, 2021, respectively, driven by increased volume and, to a lesser extent, the favorable impact of foreign exchange rates, partially offset by lower realized prices.
Revenue of Cyramza, a treatment for various cancers, decreased 10 percent and 4 percent in the U.S. during the three and nine months ended September 30, 2021, respectively, primarily driven by decreased demand, partially offset by higher realized prices. Revenue outside the U.S. increased 7 percent and 5 percent for the three and nine months ended September 30, 2021, respectively, driven by increased volume. In addition, the increase in revenue outside the U.S. for the three months ended September 30, 2021 was partially offset by lower realized prices and the unfavorable impact of foreign exchange rates.

Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue increased 2.0 percentage points to 78.9 percent and decreased 3.9 percentage points to 74.1 percent for the three and nine months ended September 30 2021, respectively. The increase in gross margin percent for the three months ended September 30, 2021 was primarily due to favorable product mix and favorable effect of foreign exchange rates on international inventories sold. The decrease in gross margin percent for the nine months ended September 30, 2021 was primarily driven by lower gross margin on COVID-19 therapies, including the impact of $435.1 million of a net inventory impairment charge related to our COVID-19 antibodies. As part of our response to the COVID-19 pandemic, and at the request of the U.S. and international governments, we invested in large-scale manufacturing of COVID-19 antibodies at risk, in order to ensure rapid access to patients around the world. As the COVID-19 pandemic has continued to evolve during 2021, we incurred a net inventory impairment charge primarily due to the combination of changes to current and forecasted demand from U.S. and international governments, including changes to our agreement with the U.S. government, and near-term expiry dates of COVID-19 antibodies.
Research and development expenses increased 17 percent to $1.71 billion and 19 percent to $5.07 billion for the three and nine months ended September 30, 2021, respectively. The increase in research and development expenses for the three and nine months ended September 30, 2021 was primarily driven by higher development expenses for late-stage assets. The increase in research and development expenses for the nine months ended September 30, 2021 was also driven by higher research and development expenses for COVID-19 therapies.
Marketing, selling, and administrative expenses increased 1 percent to $1.58 billion and 6 percent to $4.84 billion for the three and nine months ended September 30, 2021, respectively. The increase in marketing, selling, and administrative expenses for the nine months ended September 30, 2021 was primarily driven by lower marketing expenses for the nine months ended September 30, 2020 due to pandemic-related spending reductions.
We recognized $174.0 million and $498.3 million of acquired IPR&D charges for the three and nine months ended September 30, 2021, respectively. The charges for the three months ended September 30, 2021 were related to business development transactions with Protomer, Kumquat, Lycia, and ProQR. The charges for the nine months ended September 30, 2021 also included charges related to business development transactions with Rigel, Precision, Merus, MiNA, and Asahi. We recognized $294.1 million of acquired IPR&D charges for the nine months ended September 30, 2020, related to the acquisition of Petra, as well as business development transactions with Sitryx, AbCellera, Evox, and Junshi Biosciences.
We recognized asset impairment, restructuring, and other special charges of $211.6 million for the nine months ended September 30, 2021, primarily related to an intangible asset impairment resulting from the sale of the rights to Qbrexza, as well as acquisition and integration costs associated with the acquisition of Prevail. We recognized asset impairment, restructuring, and other special charges of $101.4 million and $161.3 million for the three and nine months ended September 30, 2020, respectively, primarily related to severance costs incurred as a result of actions taken worldwide to reduce our cost structure.
Other–net, (income) expense was expense of $635.9 million and $124.3 million for the three and nine months ended September 30, 2021, respectively, compared with income of $158.9 million and $694.9 million for the three and nine months ended September 30, 2020, respectively. The decrease in other-net, (income) expense for the three months ended September 30, 2021 was driven primarily by a debt extinguishment loss of $405.2 million related to the repurchase of debt and unfavorable mark-to-market adjustments on investments in equity securities during the three months ended September 30, 2021 compared to favorable mark-to-market adjustments on investments in equity securities during the three months ended September 30, 2020. The decrease in other-net, (income) expense for the nine months ended September 30, 2021 was driven by lower favorable mark-to-market adjustments on investments in equity securities and a debt extinguishment loss of $405.2 million related to the repurchase of debt, partially offset by income from patent settlements in Europe for Alimta.

The effective tax rate was 10.9 percent for the three months ended September 30, 2021, compared with 15.9 percent for the three months ended September 30, 2020. The effective tax rate was 10.7 percent for the nine months ended September 30, 2021, compared with 14.4 percent for the nine months ended September 30, 2020. The lower effective tax rate for the three months ended September 30, 2021 was primarily due to the income tax impact of a debt extinguishment loss and unfavorable mark-to-market adjustments on investments in equity securities, partially offset by a lower net discrete tax benefit compared to the three months ended September 30, 2020. The lower effective tax rate for the nine months ended September 30, 2021 was primarily due to the income tax impacts of a net inventory impairment charge related to our COVID-19 antibodies and a debt extinguishment loss, as well as higher acquired IPR&D charges and lower favorable mark-to-market adjustments on investments in equity securities compared to the nine months ended September 30, 2020, partially offset by a lower net discrete tax benefit compared to the nine months ended September 30, 2020.

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
Cash and cash equivalents increased to $3.79 billion as of September 30, 2021, compared with $3.66 billion as of December 31, 2020. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the nine months ended September 30, 2021 and 2020.
In addition to our cash and cash equivalents, we held total investments of $3.39 billion and $2.99 billion as of September 30, 2021 and December 31, 2020, respectively. See Note 6 to the consolidated condensed financial statements for additional information.
In January 2021, we acquired all shares of Prevail for a purchase price that included $22.50 per share in cash (or an aggregate of $747.4 million, net of cash acquired) plus one non-tradable CVR per share. The CVR entitles Prevail stockholders up to an additional $4.00 per share in cash (or an aggregate of approximately $160 million) payable, subject to certain terms and conditions. The acquisition was funded primarily through cash on hand. See Note 3 to the consolidated condensed financial statements for additional information.
As of September 30, 2021, total debt was $17.09 billion, an increase of $490.1 million compared with $16.60 billion as of December 31, 2020. In September 2021, we issued euro-denominated notes consisting of €500.0 million of 1.125 percent fixed-rate notes due in September 2051 and €700.0 million of 1.375 percent fixed-rate notes due in September 2061, with interest to be paid annually, and British pound-denominated notes consisting of £250.0 million of 1.625 percent fixed-rate notes due in September 2043, with interest to be paid annually. We paid $1.91 billion of the net cash proceeds from the offering to purchase and redeem certain higher interest rate U.S. dollar-denominated notes with an aggregate principal amount of $1.50 billion. We used the remaining net proceeds from the offering to prefund certain 2022 debt maturities and for general corporate purposes In addition, in September 2021, we issued euro-denominated notes consisting of €600.0 million of 0.50 percent fixed-rate notes due in September 2033, with interest to be paid annually. The net proceeds from the offering will be used to fund, in whole or in part, eligible projects designed to advance one or more of our environmental, social, and governance objectives. See Note 6 to the consolidated condensed financial statements for additional information.
As of September 30, 2021, we had a total of $5.24 billion of unused committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the nine months ended September 30, 2021, we repurchased $500.0 million of shares under our $8.00 billion share repurchase program authorized in June 2018. As of September 30, 2021, we had $500.0 million remaining under this program. In May 2021 we authorized an additional $5.00 billion share repurchase program. There were no shares repurchased under the $5.00 billion share repurchase program during the nine months ended September 30, 2021.
During the nine months ended September 30, 2021, we paid dividends of approximately $2.31 billion, or $2.55 per share, to our shareholders. In October 2021, we declared a dividend for the fourth quarter of 2021 of $0.85 per share on outstanding common stock. The dividend of approximately $770 million is payable on December 10, 2021 to shareholders of record at the close of business on November 15, 2021.
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
Earnings per share for 2021 are now expected to be in the range of $6.38 to $6.48.
We now anticipate 2021 revenue to be between $27.2 billion and $27.6 billion. This increase reflects additional revenue from COVID-19 antibodies and the underlying core business. Estimated revenue from COVID-19 antibodies is now expected to be $1.3 billion.
Gross margin as a percent of revenue for 2021 is unchanged and expected to be approximately 75 percent. Research and development expenses for 2021 are unchanged and remain in the range of $6.9 billion to $7.1 billion. Marketing, selling, and administrative expenses for 2021 are unchanged and remain in the range of $6.2 billion to $6.4 billion.
Acquired IPR&D is now expected to be $498.3 million reflecting charges related to business development transactions with Lycia Therapeutics, Inc. and ProQR Therapeutics N.V. recognized during the three months ended September 30, 2021.
Other—net, (income) expense for 2021 is now expected to be expense in the range of $150 million to $250 million, reflecting the impact of a debt extinguishment loss related to the repurchase of debt and unfavorable mark-to-market adjustments on investments in equity securities during the three months ended September 30, 2021.
The effective tax rate for 2021 is now expected to be approximately 11 percent, reflecting primarily the tax impact of the charges associated with a debt extinguishment loss related to the repurchase of debt and acquired IPR&D, as well as unfavorable mark-to-market adjustments on investments in equity securities during the three months ended September 30, 2021.

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
Our management, with the participation of David A. Ricks, president and chief executive officer, and Anat Ashkenazi, senior vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2020) as of September 30, 2021, and concluded that they were effective.
(b)Changes in Internal Controls. During the third quarter of 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity related to repurchases of our equity securities during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2021	—	$—	—	$5,500.0
August 2021	—	—	—	5,500.0
September 2021	—	—	—	5,500.0
Total	—	—	—
During the three months ended September 30, 2021, we did not repurchase any shares under our $8.00 billion or $5.00 billion share repurchase programs authorized in June 2018 and May 2021, respectively.

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

ELI LILLY AND COMPANY
(Registrant)

Date:	October 27, 2021	/s/Anat Ashkenazi
Anat Ashkenazi
Senior Vice President and Chief Financial Officer
Date:	October 27, 2021	/s/Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance, and Chief Accounting Officer