Form 10-Q
period 2022-03-31
ELI LILLY & Co
filed 2022-04-29
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of April 26, 2022:

Class	Number of Shares Outstanding
Common	950,159,559

Eli Lilly and Company
Form 10-Q
For the Quarter Ended March 31, 2022

Forward-Looking Statements
This Quarterly Report on Form 10-Q and our other publicly available documents include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act), and are subject to the safe harbor created thereby under the Private Securities Litigation Reform Act of 1995. In particular, information appearing under "Management's Discussion and Analysis of Results of Operations and Financial Condition" includes forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and generally can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "intend," "anticipate," "plan," "continue," or similar expressions or future or conditional verbs.
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

More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2021, particularly under the caption "Risk Factors." Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and under Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K to be a complete statement of all potential risks and uncertainties.
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2022	2021
Revenue (Note 2)	$7,810.0	$6,805.6
Costs, expenses, and other:
Cost of sales	2,072.1	1,878.6
Research and development	1,610.1	1,672.1
Marketing, selling, and administrative	1,557.9	1,576.0
Acquired in-process research and development and development milestones (Note 3)	165.6	312.0
Asset impairment, restructuring, and other special charges (Note 5)	—	211.6
Other–net, (income) expense (Note 11)	350.7	(321.1)
	5,756.4	5,329.2
Income before income taxes	2,053.6	1,476.4
Income taxes (Note 7)	150.7	121.1
Net income	$1,902.9	$1,355.3

Earnings per share:
Basic	$2.11	$1.49
Diluted	$2.10	$1.49

Shares used in calculation of earnings per share:
Basic	903.7	908.8
Diluted	906.4	912.4

See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$1,902.9	$1,355.3
Other comprehensive income, net of tax (Note 10)	117.8	100.8
Comprehensive income	$2,020.7	$1,456.1
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$2,459.2	$3,818.5
Short-term investments (Note 6)	109.1	90.1
Accounts receivable, net of allowances of $22.0 (2022) and $22.5 (2021)	6,322.5	6,672.8
Other receivables	1,483.2	1,454.4
Inventories	3,893.0	3,886.0
Prepaid expenses and other	2,697.7	2,530.6
Total current assets	16,964.7	18,452.4
Investments (Note 6)	2,727.3	3,212.6
Goodwill	3,892.0	3,892.0
Other intangibles, net	7,482.4	7,691.9
Deferred tax assets	2,464.9	2,489.3
Property and equipment, net of accumulated depreciation of $10,138.3 (2022) and $9,976.7 (2021)	9,102.7	8,985.1
Other noncurrent assets	4,285.3	4,082.7
Total assets	$46,919.3	$48,806.0
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$1,355.9	$1,538.3
Accounts payable	1,433.3	1,670.6
Employee compensation	693.1	958.1
Sales rebates and discounts	6,768.7	6,845.8
Dividends payable	—	885.5
Income taxes payable	598.3	126.9
Other current liabilities	2,536.7	3,027.5
Total current liabilities	13,386.0	15,052.7
Other Liabilities
Long-term debt	15,152.9	15,346.4
Accrued retirement benefits (Note 8)	1,940.3	1,954.1
Long-term income taxes payable	3,978.1	3,920.0
Deferred tax liabilities	1,286.1	1,733.7
Other noncurrent liabilities	1,713.9	1,644.3
Total other liabilities	24,071.3	24,598.5
Commitments and Contingencies (Note 9)
Eli Lilly and Company Shareholders' Equity
Common stock	594.1	596.3
Additional paid-in capital	6,656.3	6,833.4
Retained earnings	9,369.4	8,958.5
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 10)	(4,225.3)	(4,343.1)
Cost of common stock in treasury	(50.5)	(52.7)
Total Eli Lilly and Company shareholders' equity	9,330.8	8,979.2
Noncontrolling interests	131.2	175.6
Total equity	9,462.0	9,154.8
Total liabilities and equity	$46,919.3	$48,806.0
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2021	957,077	$598.2	$6,778.5	$7,830.2	$(3,013.2)	$(6,496.4)	487	$(55.7)	$183.6
Net income				1,355.3					16.4
Other comprehensive income, net of tax						100.8
Issuance of stock under employee stock plans, net	2,405	1.5	(283.9)				(24)	3.0
Stock-based compensation			85.5
Other			(0.9)	(4.2)					0.6
Balance at March 31, 2021	959,482	$599.7	$6,579.2	$9,181.3	$(3,013.2)	$(6,395.6)	463	$(52.7)	$200.6

Balance at January 1, 2022	954,116	$596.3	$6,833.4	$8,958.5	$(3,013.2)	$(4,343.1)	463	$(52.7)	$175.6
Net income (loss)				1,902.9					(36.6)
Other comprehensive income, net of tax						117.8
Retirement of treasury shares	(5,607)	(3.5)		(1,496.5)			(5,607)	1,500.0
Purchase of treasury shares							5,607	(1,500.0)
Issuance of stock under employee stock plans, net	2,096	1.3	(278.1)				(13)	2.2
Stock-based compensation			101.0
Other				4.5					(7.8)
Balance at March 31, 2022	950,605	$594.1	$6,656.3	$9,369.4	$(3,013.2)	$(4,225.3)	450	$(50.5)	$131.2
(1) As of March 31, 2022, there was $3.25 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$1,902.9	$1,355.3
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	435.7	350.3
Change in deferred income taxes	(506.6)	(119.1)
Stock-based compensation expense	101.0	85.5
Net investment (gains) losses	426.1	(302.2)
Acquired in-process research and development	153.0	299.3
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(45.5)	(102.8)
Other non-cash operating activities, net	32.6	131.1
Net Cash Provided by Operating Activities	2,499.2	1,697.4
Cash Flows from Investing Activities
Net purchases of property and equipment	(365.4)	(300.3)
Proceeds from sales and maturities of short-term investments	26.7	4.0
Purchases of short-term investments	(14.6)	(19.4)
Proceeds from sales of noncurrent investments	81.4	284.8
Purchases of noncurrent investments	(116.7)	(291.5)
Cash paid for acquisitions, net of cash acquired (Note 3)	—	(747.4)
Purchases of in-process research and development	(491.8)	(191.8)
Other investing activities, net	(133.4)	(21.9)
Net Cash Used for Investing Activities	(1,013.8)	(1,283.5)
Cash Flows from Financing Activities
Dividends paid	(885.5)	(774.8)
Net change in short-term borrowings	499.7	(3.7)
Repayments of long-term debt	(710.1)	—
Purchases of common stock	(1,500.0)	—
Other financing activities, net	(282.4)	(279.9)
Net Cash Used for Financing Activities	(2,878.3)	(1,058.4)
Effect of exchange rate changes on cash and cash equivalents	33.6	(10.2)

Net decrease in cash and cash equivalents	(1,359.3)	(654.7)
Cash and cash equivalents at January 1	3,818.5	3,657.1
Cash and Cash Equivalents at March 31	$2,459.2	$3,002.4
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Tables present dollars in millions, except per-share data)
Note 1: Basis of Presentation and Implementation of New Financial Accounting Standard
We have prepared the accompanying unaudited consolidated condensed financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (GAAP). In our opinion, the consolidated condensed financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operations for the periods shown. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. We issue our financial statements by filing them with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing of this Quarterly Report on Form 10-Q.
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
Research and Development Expenses and Acquired In-Process Research and Development (IPR&D) and Development Milestones
Research and development costs are expensed as incurred. Research and development costs consist of expenses incurred in performing research and development activities, including but not limited to, compensation and benefits, facilities and overhead expense, clinical trial expense and fees paid to contract research organizations.
Acquired IPR&D and development milestones include the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use. Additionally, milestone payment obligations related to these transactions that are incurred prior to regulatory approval of the compound are expensed when the event triggering an obligation to pay the milestone occurs.
Implementation of New Financial Accounting Standard
Accounting Standards Update 2021-01, Reference Rate Reform, provides for temporary optional expedients and exceptions in applying current GAAP to contracts, hedging relationships, and other transactions affected by the transition from the use of the London Interbank Offered Rate (LIBOR) to an alternative reference rate. The standard is currently applicable to contracts entered into before January 1, 2023. We adopted the standard in the first quarter of 2022. The adoption did not have a material impact on our consolidated condensed financial statements.

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended March 31,
	2022	2021
Net product revenue	$7,132.9	$6,320.0
Collaboration and other revenue(1)	677.1	485.6
Revenue	$7,810.0	$6,805.6
(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $53.2 million and $43.0 million during the three months ended March 31, 2022 and 2021, respectively.
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
Adjustments to Revenue
Adjustments to increase revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were less than 1 percent of U.S. revenue during each of the three months ended March 31, 2022 and 2021.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	March 31, 2022	December 31, 2021
Contract liabilities	$251.6	$262.6
During the three months ended March 31, 2022 and 2021, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue by product for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity®	$1,313.9	$427.4	$1,741.3	$1,116.8	$335.7	$1,452.4
Humalog® (1)	368.9	249.3	618.2	332.7	284.4	617.0
Jardiance(2)	229.8	189.7	419.4	151.2	160.8	312.0
Humulin®	190.4	82.8	273.2	219.0	102.7	321.7
Basaglar®	119.3	72.2	191.5	175.2	71.4	246.6
Other diabetes	54.3	90.2	144.6	66.3	94.9	161.4
Total diabetes	2,276.6	1,111.6	3,388.2	2,061.2	1,049.9	3,111.1

Oncology:
Verzenio®	301.5	167.9	469.4	172.8	96.2	269.0
Alimta®	254.3	89.7	343.9	261.1	297.8	559.0
Cyramza®	79.2	151.1	230.3	80.2	160.3	240.5
Erbitux®	109.7	13.0	122.7	107.9	14.4	122.4
Tyvyt®	—	85.5	85.5	—	109.7	109.7
Other oncology	39.0	62.0	101.2	20.5	51.3	71.6
Total oncology	783.7	569.2	1,353.0	642.5	729.7	1,372.2

Immunology:
Taltz®	307.2	180.8	488.1	249.6	153.6	403.2
Olumiant® (3)	71.3	184.3	255.6	24.7	169.1	193.8
Other immunology	—	4.5	4.5	10.5	6.4	16.9
Total immunology	378.5	369.6	748.1	284.8	329.1	613.9

Neuroscience:
Emgality®	108.3	41.0	149.3	101.5	18.0	119.5
Zyprexa®	9.6	83.5	93.1	6.9	88.9	95.8
Cymbalta®	9.1	71.9	81.1	11.0	165.7	176.6
Other neuroscience	26.4	48.0	74.2	22.3	51.1	73.5
Total neuroscience	153.4	244.4	397.7	141.7	323.7	465.4

Other:
COVID-19 antibodies(4)	1,455.2	14.7	1,469.8	650.6	159.5	810.1
Cialis®	6.9	210.8	217.7	8.6	118.1	126.8
Forteo®	70.2	67.3	137.4	97.7	100.8	198.5
Other	50.1	47.8	98.1	54.2	53.4	107.5
Total other	1,582.4	340.6	1,923.0	811.1	431.8	1,242.9
Revenue	$5,174.6	$2,635.4	$7,810.0	$3,941.3	$2,864.3	$6,805.6
Numbers may not add due to rounding.
(1) Humalog revenue includes insulin lispro.
(2) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(3) Olumiant revenue includes sales for baricitinib, for treatment in hospitalized COVID-19 patients, that were made pursuant to Emergency Use Authorization (EUA) or similar regulatory authorizations.
(4) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.

The following table summarizes revenue by geographical area:

	Three Months Ended March 31,
	2022	2021
Revenue—to unaffiliated customers(1):
U.S.	$5,174.6	$3,941.3
Europe	1,067.3	1,321.2
Japan	410.2	571.8
China	406.5	362.2
Other foreign countries	751.5	609.1
Revenue	$7,810.0	$6,805.6
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.

Note 3: Acquisitions
In January 2021, we completed the acquisition of Prevail Therapeutics Inc. (Prevail). This transaction, as further discussed in this note below in Acquisition of a Business, was accounted for as a business combination under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated condensed financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of this acquisition is included in our consolidated condensed financial statements from the date of acquisition.
We also acquired assets in development which are further discussed in this note below in Asset Acquisitions. Upon each acquisition, the cost allocated to acquired IPR&D is immediately expensed if the compound has no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound are expensed when the event triggering an obligation to pay the milestone occurs. We recognized $165.6 million and $312.0 million of acquired IPR&D and development milestones during the three months ended March 31, 2022 and 2021, respectively.
Acquisition of a Business
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
We are unable to provide the results of operations for the three months ended March 31, 2022 and 2021 attributable to Prevail as those operations were substantially integrated into our legacy business.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three months ended March 31, 2021.
Asset Acquisitions
The following table summarizes our significant asset acquisitions during the three months ended March 31, 2022 and 2021:

Counterparty	Compound(s), Therapy or Asset	Acquisition Month	Phase of Development(1)	Acquired IPR&D Expense
BioMarin Pharmaceutical Inc.	Priority Review Voucher	February 2022	Not applicable	$110.0

Rigel Pharmaceuticals, Inc.	R552, a receptor-interacting serine/threonine-protein kinase 1 (RIPK1) inhibitor, for the potential treatment of autoimmune and inflammatory diseases	March 2021	Phase I	125.0
Precision Biosciences, Inc.	Potential in vivo therapies for genetic disorders	January 2021	Pre-clinical	107.8
(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.

We recognized no significant development milestones during each of the three months ended March 31, 2022 and 2021.
In connection with asset acquisitions, our partners may be entitled to future royalties and/or commercial milestones based on sales should products be approved for commercialization and/or milestones based on the successful progress of compounds through the development process.

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
In connection with the regulatory approvals of Jardiance, Trajenta, and Basaglar in the U.S., Europe, and Japan, milestone payments made for Jardiance and Trajenta were capitalized as intangible assets and are being amortized to cost of sales, and milestone payments received for Basaglar were recorded as contract liabilities and are being amortized to collaboration and other revenue. The milestones pertaining to Jardiance and Trajenta are being amortized through their respective term under the collaboration which, depending on country or region, is determined based on the latest to occur of (a) a defined number of years following launch date, (b) the expiration of the compound patent, or (c) the expiration of marketing authorization exclusivity. The milestones pertaining to Basaglar are being amortized through 2029. The table below summarizes the net milestones capitalized with respect to the Jardiance and Trajenta families of products and the net milestones deferred with respect to Basaglar at March 31, 2022 and December 31, 2021:

	Net Milestones Capitalized (Deferred)(1) as of:
	March 31, 2022	December 31, 2021
Jardiance	$131.1	$136.1
Trajenta	82.0	88.5
Basaglar	(144.6)	(149.3)
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

The following table summarizes our collaboration and other revenue recognized with respect to the Jardiance and Trajenta families of products and net product revenue recognized with respect to Basaglar:

	Three Months Ended March 31,
	2022	2021
Jardiance	$419.4	$312.0
Basaglar	191.5	246.6
Trajenta	92.0	94.6
Olumiant
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte), which provides us the development and commercialization rights to its Janus tyrosine kinase (JAK) inhibitor compound, now known as Olumiant (baricitinib), and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases. Incyte has the right to receive tiered, double digit royalty payments on worldwide net sales with rates ranging up to 20 percent. Incyte has the right to receive an additional royalty ranging up to the low teens on worldwide net sales for the treatment of COVID-19 that exceed a specified aggregate worldwide net sales threshold. The agreement calls for payments by us to Incyte associated with certain development, success-based regulatory, and sales-based milestones.
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, as well as achievement of a sales-based milestone, milestone payments of $260.0 million were capitalized as intangible assets as of March 31, 2022 and December 31, 2021 and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of each reporting period.
As of March 31, 2022, Incyte is eligible to receive up to $70.0 million of additional payments from us contingent upon certain success-based regulatory milestones based on current development plans. Incyte is also eligible to receive up to $100.0 million of potential sales-based milestones.
We record our sales of Olumiant, including sales of baricitinib that were made pursuant to EUA or similar regulatory authorizations, to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	Three Months Ended March 31,
	2022	2021
Olumiant	$255.6	$193.8
COVID-19 Antibodies
We have a worldwide license and collaboration agreement with AbCellera Biologics Inc. (AbCellera) to co-develop therapeutic antibodies for the potential prevention and treatment of COVID-19, including bamlanivimab and bebtelovimab, for which we hold development and commercialization rights. AbCellera has the right to receive tiered royalty payments on worldwide net sales of bamlanivimab and bebtelovimab with percentages ranging in the mid-teens to mid-twenties. Royalty payments made to AbCellera are recorded as cost of sales.
We have a license and collaboration agreement with Shanghai Junshi Biosciences Co., Ltd. (Junshi Biosciences) to co-develop therapeutic antibodies for the potential prevention and treatment of COVID-19, including etesevimab, for which we hold development and commercialization rights outside of mainland China and the Special Administrative Regions of Hong Kong and Macau, and for which Junshi Biosciences currently maintains all rights in mainland China and the Special Administrative Regions of Hong Kong and Macau. Junshi Biosciences has the right to receive royalty payments in the mid-teens on our net sales of etesevimab. Junshi Biosciences received certain development, success-based regulatory and sales-based milestones. Capitalized regulatory and sales-based milestones were fully amortized to cost of sales as of March 31, 2022.
Pursuant to EUAs or similar regulatory authorizations, we recognized $1.47 billion and $810.1 million of net product revenue associated with our sales of our COVID-19 antibodies during the three months ended March 31, 2022 and 2021, respectively.

Sintilimab Injection
We have a collaboration agreement with Innovent to jointly develop and commercialize sintilimab injection in China, where it is branded and trademarked as Tyvyt. In 2019, we and Innovent began co-commercializing Tyvyt in China. In 2020, we obtained an exclusive license for sintilimab injection from Innovent for geographies outside of China. Innovent, with collaboration from us, filed the initial registration of sintilimab injection in the U.S. that the FDA did not approve in its current form and recommended an additional multiregional clinical study be performed.
In connection with a regulatory approval for Tyvyt in China in 2021, we capitalized a milestone payment of $40.0 million as an intangible asset which is being amortized to cost of sales through the term of the collaboration.
As of March 31, 2022, Innovent is eligible to receive up to $825.0 million for geographies outside of China and up to $195.0 million in China in success-based regulatory and sales-based milestones. Innovent is also eligible to receive tiered double digit royalties on net sales for geographies outside of China.
We record our sales of Tyvyt to third parties as net product revenue, with payments made to Innovent for its portion of the gross margin reported as cost of sales. We report as collaboration and other revenue our portion of the gross margin for Tyvyt sales made by Innovent to third parties. The following table summarizes our revenue recognized in China with respect to Tyvyt:

	Three Months Ended March 31,
	2022	2021
Tyvyt	$85.5	$109.7
Lebrikizumab
As a result of our acquisition of Dermira, Inc. (Dermira), we have a worldwide license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively Roche), which provides us the worldwide development and commercialization rights to lebrikizumab. Roche has the right to receive tiered royalty payments on future worldwide net sales ranging in percentages from high single digits to high teens if the product is successfully commercialized. As of March 31, 2022, Roche is eligible to receive up to $180.0 million of payments from us contingent upon the achievement of success-based regulatory milestones and up to $1.03 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
As a result of our acquisition of Dermira, we have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We have the right to receive tiered royalty payments on future net sales in Europe ranging in percentages from low double digits to low twenties if the product is successfully commercialized. As of March 31, 2022, we are eligible to receive additional payments of $85.0 million from Almirall contingent upon the achievement of success-based regulatory milestones and up to $1.25 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab. As of March 31, 2022 and December 31, 2021, contract liabilities were not material. During the three months ended March 31, 2022 and 2021, collaboration and other revenue recognized was not material.
Petra Pharma Corporation (Petra)
As a result of our acquisition of Petra, we are required to make milestone payments to Petra shareholders contingent upon the occurrence of certain future events linked to the success of the mutant-selective PI3Kα inhibitor. In April 2022, we entered into agreements with substantially all Petra shareholders to acquire their rights to receive any future milestone payments in exchange for a one-time payment. As a result of these agreements, we will record a charge of approximately $335 million to acquired IPR&D and development milestones in the second quarter of 2022. Any remaining contingent milestones payments linked to the success of the mutant-selective PI3Kα are not expected to be material.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended March 31,
	2022	2021
Severance	$—	$11.5
Asset impairment and other special charges	—	200.1
Total asset impairment, restructuring, and other special charges	$—	$211.6
Asset impairment, restructuring, and other special charges recognized during the three months ended March 31, 2021 were primarily related to an intangible asset impairment of $108.1 million resulting from the sale of the rights to Qbrexza®, as well as acquisition and integration costs associated with the acquisition of Prevail.

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

We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2022, we had outstanding foreign currency forward commitments to purchase 3.47 billion U.S. dollars and sell 3.13 billion euro; commitments to purchase 5.05 billion euro and sell 5.61 billion U.S. dollars; commitments to purchase 195.6 million U.S. dollars and sell 1.25 billion Chinese yuan; commitments to purchase 89.4 million U.S. dollars and sell 10.85 billion Japanese yen; and commitments to purchase 191.6 million British pounds and sell 252.4 million U.S. dollars, which all have settlement dates within 180 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt and cross-currency interest rate swaps. Our foreign currency-denominated notes had carrying amounts of $7.12 billion and $7.90 billion as of March 31, 2022 and December 31, 2021, respectively, of which $4.90 billion and $5.79 billion have been designated as, and are effective as, economic hedges of net investments in certain of our foreign operations as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, we had outstanding cross-currency swaps with notional amounts of $1.02 billion swapping U.S. dollars to euro and $1.00 billion swapping Swiss francs to U.S. dollars which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign-denominated fixed-rate debt, have also been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At March 31, 2022, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 14 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income, and upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of March 31, 2022, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.75 billion, which have settlement dates ranging between 2023 and 2025.

The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended March 31,
	2022	2021
Fair value hedges:
Effect from hedged fixed-rate debt	$(94.6)	$(81.5)
Effect from interest rate contracts	94.6	81.5
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	4.1	4.1
Cross-currency interest rate swaps	8.3	71.5
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	(6.1)	133.0
Total	$6.3	$208.6
During the three months ended March 31, 2022 and 2021, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2022	2021
Net investment hedges:
Foreign currency-denominated notes	$54.4	$207.7
Cross-currency interest rate swaps	10.8	150.6
Cash flow hedges:
Forward-starting interest rate swaps	122.5	295.1
Cross-currency interest rate swaps	17.1	26.3
During the next 12 months, we expect to reclassify $16.5 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three months ended March 31, 2022 and 2021, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at March 31, 2022 and December 31, 2021 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2022
Cash equivalents	$1,104.1	$1,104.1	$1,095.0	$9.1	$—	$1,104.1

Short-term investments:
U.S. government and agency securities	$45.1	$45.4	$45.1	$—	$—	$45.1
Corporate debt securities	50.6	50.7	—	50.6	—	50.6
Mortgage-backed securities	0.2	0.2	—	0.2	—	0.2
Asset-backed securities	2.9	3.0	—	2.9	—	2.9
Other securities	10.3	10.3	—	—	10.3	10.3
Short-term investments	$109.1

Noncurrent investments:
U.S. government and agency securities	$116.2	$123.0	$116.2	$—	$—	$116.2
Corporate debt securities	212.3	224.3	—	224.3	—	224.3
Mortgage-backed securities	105.1	109.0	—	105.1	—	105.1
Asset-backed securities	34.6	35.4	—	34.6	—	34.6
Other securities	112.5	15.3	—	—	112.5	112.5
Marketable equity securities	807.9	481.9	807.9	—	—	807.9
Equity investments without readily determinable fair values(2)	569.5
Equity method investments(2)	769.2
Noncurrent investments	$2,727.3

December 31, 2021
Cash equivalents	$2,379.5	$2,379.5	$2,361.0	$18.5	$—	$2,379.5

Short-term investments:
U.S. government and agency securities	$25.7	$25.6	$25.7	$—	$—	$25.7
Corporate debt securities	43.7	43.7	—	43.7	—	43.7
Mortgage-backed securities	0.2	0.2	—	0.2	—	0.2
Asset-backed securities	6.2	6.2	—	6.2	—	6.2
Other securities	14.3	14.3	—	—	14.3	14.3
Short-term investments	$90.1

Noncurrent investments:
U.S. government and agency securities	$137.0	$136.8	$137.0	$—	$—	$137.0
Corporate debt securities	235.3	232.7	—	235.3	—	235.3
Mortgage-backed securities	109.8	108.1	—	109.8	—	109.8
Asset-backed securities	23.1	23.1	—	23.1	—	23.1
Other securities	108.1	22.2	—	—	108.1	108.1
Marketable equity securities	1,279.7	487.0	1,279.7	—	—	1,279.7
Equity investments without readily determinable fair values(2)	548.1
Equity method investments(2)	771.5
Noncurrent investments	$3,212.6
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
March 31, 2022	$(499.7)	$—	$(499.7)	$—	$(499.7)
December 31, 2021	—	—	—	—	—
Long-term debt, including current portion
March 31, 2022	$(16,009.1)	$—	$(15,798.9)	$—	$(15,798.9)
December 31, 2021	(16,884.7)	—	(18,157.7)	—	(18,157.7)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2022
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$1.3	$—	$1.3	$—	$1.3
Other noncurrent assets	22.8	—	22.8	—	22.8
Other noncurrent liabilities	(43.2)	—	(43.2)	—	(43.2)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	140.0	—	140.0	—	140.0
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	2.0	—	2.0	—	2.0
Other noncurrent assets	40.0	—	40.0	—	40.0
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	40.8	—	40.8	—	40.8
Foreign exchange contracts not designated as hedging instruments:
Other receivables	38.8	—	38.8	—	38.8
Other current liabilities	(45.8)	—	(45.8)	—	(45.8)
Contingent consideration liability:
Other noncurrent liabilities	(70.0)	—	—	(70.0)	(70.0)

December 31, 2021
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$4.8	$—	$4.8	$—	$4.8
Other noncurrent assets	78.3	—	78.3	—	78.3
Other noncurrent liabilities	(7.6)	—	(7.6)	—	(7.6)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	49.2	—	49.2	—	49.2
Other noncurrent liabilities	(31.7)	—	(31.7)	—	(31.7)
Cross-currency interest rate contracts designated as net investment hedges:
Other noncurrent assets	31.3	—	31.3	—	31.3
Other current liabilities	(1.2)	—	(1.2)	—	(1.2)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	33.2	—	33.2	—	33.2
Other noncurrent liabilities	(1.3)	—	(1.3)	—	(1.3)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	9.9	—	9.9	—	9.9
Other current liabilities	(35.3)	—	(35.3)	—	(35.3)
Contingent consideration liabilities:
Other noncurrent liabilities	(70.5)	—	—	(70.5)	(70.5)

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
We determine our Level 1 and Level 2 fair value measurements based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. Level 3 fair value measurements for other investment securities are determined using unobservable inputs, including the investments' cost adjusted for impairments and price changes from orderly transactions. Fair values are not readily available for certain equity investments measured under the measurement alternative. As of March 31, 2022, we had approximately $843 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
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
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of March 31, 2022:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$567.1	$98.9	$197.7	$110.7	$159.8
The net gains (losses) recognized in our consolidated condensed statements of operations for equity securities were $(425.4) million and $301.5 million for the three months ended March 31, 2022 and 2021, respectively. The net gains/losses recognized for the three months ended March 31, 2022 and 2021 on equity securities sold during the respective periods were not material.
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the three months ended March 31, 2022 and 2021 were not material.
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position follows:

	March 31, 2022	December 31, 2021
Unrealized gross gains	$1.3	$9.7
Unrealized gross losses	25.2	5.2
Fair value of securities in an unrealized gain position	89.5	250.7
Fair value of securities in an unrealized loss position	440.6	290.2
We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 97 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of March 31, 2022, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of default on interest or principal payments for any of our debt securities.
Activity related to our available-for-sale securities was as follows:

	Three Months Ended March 31,
	2022	2021
Proceeds from sales	$35.2	$43.3
Realized gross gains on sales	0.1	1.1
Realized gross losses on sales	0.8	0.4
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and, risk related to, the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $449.5 million and $550.5 million of accounts receivable as of March 31, 2022 and December 31, 2021, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated condensed results of operations for the three months ended March 31, 2022 and 2021 were not material.

Note 7: Income Taxes
The effective tax rate was 7.3 percent for the three months ended March 31, 2022, compared with 8.2 percent for the three months ended March 31, 2021. The lower effective tax rate for the three months ended March 31, 2022 was largely driven by decreased tax expense related to net investment losses on equity securities compared to net investment gains on equity securities for the three months ended March 31, 2021 and decreased tax expense related to the implementation of the provision in the Tax Cuts and Jobs Act (the 2017 Tax Act) that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022, partially offset by a lower net discrete tax benefit compared to the three months ended March 31, 2021. If this provision of the 2017 Tax Act is deferred or repealed by Congress effective for 2022, we expect our effective tax rate to be approximately 13 percent to 14 percent for 2022.
The U.S. examination of tax years 2016-2018 began in the fourth quarter of 2019 and remains ongoing. The resolution of this audit period will likely extend beyond the next 12 months.

Note 8: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2022	2021
Components of net periodic benefit cost:
Service cost	$89.1	$92.0
Interest cost	100.5	84.3
Expected return on plan assets	(239.5)	(238.0)
Amortization of prior service cost	0.7	1.1
Recognized actuarial loss	87.0	121.8
Net periodic benefit cost	$37.8	$61.2

	Retiree Health Benefit Plans
	Three Months Ended March 31,
	2022	2021
Components of net periodic benefit income:
Service cost	$11.2	$11.7
Interest cost	9.4	8.1
Expected return on plan assets	(37.9)	(36.6)
Amortization of prior service benefit	(13.7)	(14.9)
Recognized actuarial loss	0.2	0.8
Net periodic benefit income	$(30.8)	$(30.9)

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
Emgality Patent Litigation
In September 2018, we were named as a defendant in litigation filed by Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in the U.S. District Court for the District of Massachusetts seeking a ruling that various claims in nine different Teva patents would be infringed by our launch and continued sales of Emgality for the prevention of migraine in adults. Trial is currently scheduled to begin in October 2022. In June 2021, we were named as a defendant in a second litigation filed by Teva in the U.S. District Court for the District of Massachusetts seeking a ruling that two of Teva's patents, which are directed toward use of the active ingredient in Emgality to treat migraine, would be infringed by our continued sales of Emgality. This matter is ongoing.
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
In April 2021 and November 2021, Novartis petitioned the Court of Rome Intellectual Property Division and the Swiss Federal Patent Court, respectively, in preliminary injunction (PI) and main infringement proceedings against us related to our commercialization of Taltz. In June 2021, the Court of Rome Intellectual Property Division dismissed Novartis' PI action. Novartis appealed the ruling and, in October 2021, the panel hearing Novartis' appeal appointed a technical expert to assess the merits of the case. In April 2022, Novartis withdrew its PI request in Switzerland, but the main infringement proceedings continue. A hearing on the Italian PI request is scheduled for May 2022.

Zyprexa Canada Patent Litigation
Beginning in the mid-2000s, several generic companies in Canada challenged the validity of our Zyprexa compound patent. In 2012, the Canadian Federal Court of Appeals denied our appeal of a lower court's decision that certain patent claims were invalid for lack of utility. In 2013, Apotex Inc. and Apotex Pharmachem Inc. (collectively, Apotex) brought claims against us in the Ontario Superior Court of Justice at Toronto for damages related to our enforcement of the Zyprexa compound patent under Canadian regulations governing patented drugs. Apotex seeks compensation based on novel legal theories under the Statute of Monopolies, Trade-Mark Act, and common law. In March 2021, the Ontario Superior Court granted our motion for summary judgment, thereby dismissing Apotex's case. Apotex appealed that ruling to the Court of Appeal for Ontario in April 2021 and a hearing occurred February 2022. We await a decision.
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
In November 2017, the U.S. Court of Appeals for the Ninth Circuit reversed the U.S. District Court for the Southern District of California's grant of summary judgment in the MDL based on that court's discovery rulings and remanded the cases back to the U.S. District Court for further proceedings. In March 2021, the U.S. District Court granted summary judgment for the defendants. In April 2021, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit, but we have now been dismissed from that appeal. In March 2022, the U.S. Court of Appeals for the Ninth Circuit affirmed the U.S. District Court's grant of summary judgment with respect to the remaining defendant in the appeal. Certain plaintiffs have agreed to dismiss their lawsuits in exchange for a waiver of costs, and individual plaintiffs have begun dismissing their claims based upon this agreement. Approximately 333 of the MDL lawsuits have been dismissed as of April 2022. In the state court actions, in November 2018, the California Court of Appeal reversed the Los Angeles County Superior Court of California's grant of summary judgment based on that court's discovery rulings and remanded for further proceedings. In April 2021, the Los Angeles County Superior Court of California granted summary judgment for the defendants and the parties await entry of the order of judgment. Approximately 34 of the state court lawsuits have been dismissed as of April 2022.
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

Jardiance Product Liability
First initiated in January 2019, we and Boehringer Ingelheim Pharmaceuticals, Inc., a subsidiary of BI, have been named as a defendant in five currently pending product liability lawsuits in Stamford Superior Court in Connecticut, alleging that Jardiance caused or contributed to plaintiffs' Fournier's gangrene. Our agreement with BI calls for BI to defend and indemnify us against any damages, costs, expenses, and certain other losses with respect to product liability claims in accordance with the terms of the agreement. All pending cases have been paused to allow for settlement negotiations and dismissals.
Environmental Proceedings
Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as "Superfund," we have been designated as one of several potentially responsible parties with respect to the cleanup of fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup.
Other Matters
340B Litigation and Investigations
We are the plaintiff in a lawsuit filed in January 2021 in the U.S. District Court for the Southern District of Indiana against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, the Health Resources and Services Administration (HRSA), and the Administrator of HRSA. The lawsuit challenges the HHS's December 30, 2020 advisory opinion stating that drug manufacturers are required to deliver discounts under the 340B program to all contract pharmacies. We seek a declaratory judgment that the defendants violated the Administrative Procedures Act and the U.S. Constitution, a preliminary injunction enjoining implementation of the administrative dispute resolution process created by defendants and, with it, their application of the advisory opinion, and other related relief. In March 2021, the court entered an order preliminarily enjoining the government's enforcement of the administrative dispute resolution process against us. In May 2021, HRSA notified us that it determined that our policy was contrary to the 340B statute. In response, in May 2021, we filed a motion for preliminary injunction and temporary restraining order requesting that the U.S. District Court for the Southern District of Indiana enjoin defendants from taking any action against us relating to the 340B drug pricing program until after the court issues a final judgment on the aforementioned litigation. In May 2021, the court denied our motion for a temporary restraining order but deferred resolution of our motion for preliminary injunction. In June 2021, the defendants withdrew the HHS December 30, 2020 advisory opinion. In July 2021, the court held oral argument on the parties' cross motions for summary judgment, the defendants' motion to dismiss, and our motion for preliminary injunction related to HRSA's May 2021 enforcement letter. In October 2021, the court denied the defendants' motion to dismiss, and granted in part and denied in part the parties' cross motions for summary judgment. Both parties have filed notices of appeal related to the court's summary judgment order. In April 2022, the U.S. Court of Appeals for the Seventh Circuit remanded the case to the U.S. District Court for the Southern District of Indiana for the limited purpose of the district court amending its partial final judgment to ensure proper jurisdiction for the appeal. The district court amended its partial final judgment in April 2022, and the appeal will proceed to briefing in the U.S. Court of Appeals for the Seventh Circuit. This matter is ongoing.
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
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
First initiated in 2008, our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a Public Civil Action brought by the Labor Public Attorney (LPA) for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, (the Labor Court) alleging possible harm to employees and former employees caused by alleged exposure to soil and groundwater contaminants at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the Labor Court judge ruled against Lilly Brasil, ordering it to undertake several actions, including some with unspecified financial impact, consisting primarily of paying lifetime health coverage for the employees and contractors who worked at the Cosmopolis facility for more than six months during the affected years and their children who were born during and after this period. We appealed this decision. In July 2018, the appeals court (TRT) generally affirmed the Labor Court's ruling, which included a liquidated award of 300 million Brazilian real. This 300 million Brazilian real liquidated award, when adjusted for inflation and the addition of pre and post judgment interest using the current Central Bank of Brazil's special system of clearance and custody rate, is approximately one billion Brazilian real (approximately $210 million as of March 31, 2022). The TRT also restricted the broad health coverage awarded by the Labor Court to health problems that claimants could prove in a separate evidentiary proceeding arose from exposure to the alleged contamination. In August 2019, Lilly Brasil filed an appeal to the superior labor court (TST) and in June 2021, the TRT published its decision on the admissibility of Lilly Brasil's appeal, allowing the majority of the elements of the appeal to proceed; elements not proceeding are subject to an interlocutory appeal to the TST that was filed in June 2021. In September 2019, the TRT stayed a number of elements of its trial court decision pending the determination of Lilly Brasil's appeal to the TST.
In June 2019, the LPA filed an application in the Labor Court for enforcement of the healthcare coverage granted by the TRT in its July 2018 ruling, requested restrictions on Lilly Brasil’s assets in Brazil, and required Lilly Brasil and Antibióticos do Brasil Ltda. (ABL) to submit a list of potential beneficiaries of the Public Civil Action for the LPA to identify and contact those individuals. In July 2019, the Labor Court issued a ruling requiring a freeze of Lilly Brasil’s immovable property or, alternatively, a security deposit or lien of 500 million Brazilian real. Lilly Brasil filed a writ of mandamus challenging this ruling. In June 2021, the court reduced the security deposit or lien to 100 million Brazilian real and limited the scope of the initial order. ABL and LPA appealed to the TST, which appeal is currently still under review. In addition, in September 2020, the LPA initiated a second preliminary enforcement of the portion of the July 2018 TRT decision in the Labor Court that prohibits the exposure of workers to the contaminated areas. The Labor Court is currently assessing the status of Lilly Brasil’s compliance with such portion of the July 2018 TRT decision and an inspection in the industrial plant should be scheduled at some point. These matters are ongoing.
Individual Former Employee Litigation
Lilly Brasil is also named in approximately 27 pending lawsuits filed in the Labor Court by individual former employees making similar claims. These lawsuits are each at various stages in the litigation process, with judgments being handed down in more than half of the lawsuits by the trial courts, of which, approximately half of those judgments are on appeal in the labor courts.
Puerto Rico Tax Matter
In May 2013, the Municipality of Carolina in Puerto Rico (Municipality) filed a lawsuit against us alleging noncompliance with respect to a contract with the Municipality and seeking a declaratory judgment. In December 2020, the Puerto Rico Appellate Court (AP) reversed the summary judgment previously granted by the Court of First Instance (CFI) in our favor, dismissing the Municipality's complaint in its entirety. The AP remanded the case to the CFI for trial on the merits and trial has been scheduled to begin in May and continue in September 2022.
In October 2021, the Municipality filed a motion to execute a purported judgment, and the CFI scheduled a hearing in March 2022 to consider the Municipality's motion. In April 2022, the CFI denied the Municipality's motion. This matter is ongoing.

Eastern District of Pennsylvania Pricing (Average Manufacturer Price) Inquiry
In November 2014, we, along with another pharmaceutical manufacturer, were named as co-defendants in United States et al. ex rel. Streck v. Takeda Pharm. Am., Inc., et al., which was filed in November 2014 and unsealed in the U.S. District Court for the Northern District of Illinois. The complaint alleges that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating average manufacturer prices. In October 2021 the parties filed cross motions for summary judgment. In February 2022, the U.S. District Court denied our motion and partially granted the relator's motion. In March 2022, we filed a motion for interlocutory appeal and the relator filed a motion for reconsideration of the court's summary judgment rulings. Both motions were denied, and the court set trial to begin in July 2022.
Health Choice Alliance
We are named as a defendant in a lawsuit filed in June 2017 in the U.S. District Court for the Eastern District of Texas seeking damages under the federal anti-kickback statute and state and federal false claims acts for certain patient support programs related to our products Humalog, Humulin, and Forteo. In September 2019, the U.S. District Court granted the U.S. Department of Justice's motion to dismiss the relator's second amended complaint. In January 2020, the relator appealed the District Court's dismissal to the U.S. Court of Appeals for the Fifth Circuit. In July 2021, the U.S. Court of Appeals for the Fifth Circuit affirmed the dismissal of the lawsuit, and the relator did not petition the U.S. Supreme Court for certiorari. We are also named as a defendant in two similar lawsuits filed in Texas and New Jersey state courts in October 2019 seeking damages under the Texas Medicaid Fraud Prevention Act and New Jersey Medicaid False Claims Act, respectively. In November 2020, the Texas state court action was stayed pending a final determination with respect to the aforementioned federal lawsuit. In April 2021, the New Jersey state court action was dismissed with prejudice and in June 2021, the relator appealed the state court's decision to the Appellate Division of the New Jersey Superior Court. In January 2022, the relator filed its appellate brief and we filed our response in March 2022.
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

In October 2018, the Minnesota Attorney General's Office initiated litigation against us, Sanofi, and Novo Nordisk, State of Minnesota v. Sanofi-Aventis U.S. LLC et al., in the U.S. District Court for the District of New Jersey, alleging unjust enrichment, violations of various Minnesota state consumer protection laws, and the federal RICO Act. In March 2021, the U.S. District Court for the District of New Jersey dismissed with prejudice the Minnesota Attorney General's federal RICO claims and false advertising claims under state law; the consumer fraud and other related state law claims remain ongoing. Additionally, in May 2019, the Kentucky Attorney General's Office filed a complaint against us, Sanofi, and Novo Nordisk, Commonwealth of Kentucky v. Novo Nordisk, Inc. et al., in Kentucky state court, alleging violations of the Kentucky consumer protection law, false advertising, and unjust enrichment. In November 2019, Harris County in Texas initiated litigation against us, Sanofi, Novo Nordisk, Express Scripts, CVS, Optum, and Aetna, County of Harris Texas v. Eli Lilly & Co., et al., in federal court in the Southern District of Texas alleging violations of the federal RICO Act, the state deceptive trade practices-consumer protection act, and common law claims such as fraud, unjust enrichment, and civil conspiracy. Harris County also alleged violations of federal and state antitrust law, but voluntarily dismissed them. This lawsuit relates to our insulin products as well as Trulicity. In March 2022, the Court entered final judgment for all defendants and dismissed all remaining claims with prejudice.
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
In June 2021, the Mississippi Attorney General's Office initiated litigation against us, Sanofi, Novo Nordisk, Evernorth/ESI, CVS/Caremark, and United/Optum in the Hinds County, Mississippi Chancery Court, alleging state law consumer protection, unjust enrichment, and civil conspiracy claims. After the case was removed to federal court, we, along with the other defendants, filed a motion to dismiss the lawsuit. This matter is ongoing.
Investigations, Subpoenas, and Inquiries
We received subpoenas from the New York and Vermont Attorney General Offices and civil investigative demands from the Washington, New Mexico, and Colorado Attorney General Offices relating to the pricing and sale of our insulin products. The Offices of the Attorney General in Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada have requested information relating to the pricing and sale of our insulin products. We also received interrogatories and a subpoena from the California Attorney General's Office regarding our competition in the long-acting insulin market, which was subsequently withdrawn in June 2021. In January 2022, the Michigan Attorney General filed against us in state court a petition seeking authorization to investigate Lilly for potential violations of the Michigan Consumer Protection Act (MCPA), and a complaint seeking a declaratory judgment that the MCPA applies to the conduct it seeks to investigate and allows it to conduct the investigation. The state court granted the State's petition to investigate, authorizing the State to issue civil investigative subpoenas. The State's complaint for declaratory judgment remains pending. In March 2022, we filed a motion for summary disposition in the State's declaratory judgment action seeking judgment in our favor. Hearing on our motion for summary disposition is scheduled for September 2022. In April 2022, the parties entered into a stipulation providing that the State will not issue any civil investigative subpoena to us under the MCPA until the declaratory judgment action is resolved.
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

Research Corporation Technologies, Inc.
In April 2016, we were named as a defendant in litigation filed by Research Corporation Technologies, Inc. (RCT) in the U.S. District Court for the District of Arizona. RCT is seeking damages for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. Both parties moved for summary judgment and hearing on the motions took place in August 2021. In October 2021, the Court issued a summary judgment decision finding in favor of RCT on certain issues, including with respect to a disputed royalty. Both parties filed motions for reconsideration. This matter is ongoing. Potential damages payable under the litigation, if finally awarded after an appeal, could be material but are not currently reasonably estimable. A trial date has not been set.

Note 10: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended March 31, 2022 and 2021:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(1,550.2)	$3.7	$(2,583.6)	$(213.0)	$(4,343.1)
Other comprehensive income (loss) before reclassifications	(25.0)	(21.3)	(6.6)	109.4	56.5
Net amount reclassified from accumulated other comprehensive loss	—	(0.5)	58.6	3.2	61.3
Net other comprehensive income (loss)	(25.0)	(21.8)	52.0	112.6	117.8
Balance at March 31, 2022	$(1,575.2)	$(18.1)	$(2,531.6)	$(100.4)	$(4,225.3)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$(1,427.5)	$14.8	$(4,751.0)	$(332.7)	$(6,496.4)
Other comprehensive income (loss) before reclassifications	(249.7)	(10.8)	18.8	252.8	11.1
Net amount reclassified from accumulated other comprehensive loss	—	0.5	85.9	3.3	89.7
Net other comprehensive income (loss)	(249.7)	(10.3)	104.7	256.1	100.8
Balance at March 31, 2021	$(1,677.2)	$4.5	$(4,646.3)	$(76.6)	$(6,395.6)

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
Tax benefit (expense)	2022	2021
Foreign currency translation gains/losses	$(13.7)	$(75.3)
Unrealized net gains/losses on securities	6.7	4.4
Defined benefit pension and retiree health benefit plans	(28.4)	(31.3)
Effective portion of cash flow hedges	(29.9)	(68.1)
Benefit (expense) for income taxes allocated to other comprehensive income (loss) items	$(65.3)	$(170.3)

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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2022	2021
Amortization of retirement benefit items:
Prior service benefits, net	$(13.0)	$(13.8)	Other–net, (income) expense
Actuarial losses, net	87.2	122.6	Other–net, (income) expense
Total before tax	74.2	108.8
Tax benefit	(15.6)	(22.9)	Income taxes
Net of tax	58.6	85.9

Other, net of tax	2.7	3.8	Other–net, (income) expense
Total reclassifications, net of tax	$61.3	$89.7

Note 11: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended March 31,
	2022	2021
Interest expense	$84.9	$87.8
Interest income	(7.0)	(5.5)
Net investment (gains) losses on equity securities (Note 6)	425.4	(301.5)
Retirement benefit plans	(93.3)	(73.4)
Other (income) expense	(59.3)	(28.5)
Other–net, (income) expense	$350.7	$(321.1)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

(Tables present dollars in millions, except per-share data)
General
Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our consolidated company. This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying footnotes in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain statements in this Part I, Item 2 of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" in this Quarterly Report on Form 10-Q and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
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
In February 2022, the United States Food and Drug Administration (FDA) granted an Emergency Use Authorization (EUA) for bebtelovimab for certain high-risk patients who have been recently diagnosed with mild-to-moderate COVID-19. We have received additional EUAs for other COVID-19 therapies as described in "Business" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, we supplied the United States (U.S.) government 600,000 doses of bebtelovimab. Our agreement with the U.S. government includes an option to supply up to 500,000 additional doses of bebtelovimab no later than July 31, 2022, but it is uncertain whether the option will be exercised. In general, we expect additional revenue from sales of our COVID-19 antibodies will be limited beginning with the second quarter of 2022. The FDA has revised, and may in the future revise, any EUA for our COVID-19 therapies in response to the prevalence of variants against which our therapies have varying degrees of efficacy.
The COVID-19 pandemic has, and may continue to, adversely impact our business and operations. Strain on global transportation, logistics, manufacturing, and labor markets, including as aggravated by the pandemic and global unrest, the focus of resources on COVID-19, widespread protective measures implemented to control the spread of COVID-19, and an increase in overall demand in our industry for certain materials resulting in changed buying patterns and constrained supply, have negatively impacted development, manufacturing, supply, distribution, and sales of our medicines. If the COVID-19 pandemic undergoes resurgent or more severe waves, its impact and the impact of any associated supply chain disruption, labor market impact, increased costs, recession, or depression on our business and results of operations could be exacerbated.
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
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on risk factors that could impact our business and operations.

Financial Results
The following table summarizes our key operating results:

	Three Months Ended March 31,
	2022	2021	Percent Change
Revenue	$7,810.0	$6,805.6	15
Gross margin	5,737.9	4,927.0	16
Gross margin as a percent of revenue	73.5%	72.4%
Research and development	$1,610.1	$1,672.1	(4)
Marketing, selling, and administrative	1,557.9	1,576.0	(1)
Acquired in-process research and development (IPR&D) and development milestones	165.6	312.0	(47)
Asset impairment, restructuring, and other special charges	—	211.6	NM
Other–net, (income) expense	350.7	(321.1)	NM
Net income	1,902.9	1,355.3	40
EPS - diluted	2.10	1.49	41
NM - not meaningful
Revenue increased for the three months ended March 31, 2022, driven by increased volume, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates. Research and development expenses decreased for the three months ended March 31, 2022, largely driven by lower development expenses for COVID-19 antibodies, partially offset by higher development expenses for late-stage assets.
The following highlighted items also affect comparisons of our financial results for the three months ended March 31, 2022 and 2021:
2022
Acquired IPR&D and Development Milestones (See Note 3 to the consolidated condensed financial statements)
•We recognized $165.6 million of acquired IPR&D and development milestones primarily related to a purchase of a Priority Review Voucher.
Other-Net, (Income) Expense (See Note 11 to the consolidated condensed financial statements)
•We recognized $425.4 million of net investment losses on equity securities.
2021
Acquired IPR&D and Development Milestones (See Note 3 to the consolidated condensed financial statements)
•We recognized $312.0 million of acquired IPR&D and development milestones primarily related to acquired IPR&D charges resulting from business development transactions with Rigel Pharmaceuticals, Inc. (Rigel) and Precision Biosciences, Inc. (Precision).
Asset Impairment, Restructuring, and Other Special Charges (See Note 5 to the consolidated condensed financial statements)
•We recognized charges of $211.6 million largely related to an intangible asset impairment resulting from the sale of the rights to Qbrexza®, as well as acquisition and integration costs associated with the acquisition of Prevail Therapeutics Inc. (Prevail).
Other-Net, (Income) Expense (See Note 11 to the consolidated condensed financial statements)
•We recognized $301.5 million of net investment gains on equity securities.

Late-Stage Pipeline
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative new medicines. We currently have approximately 45 new medicine candidates in clinical development or under regulatory review, and a larger number of projects in the discovery phase.
The following certain new molecular entities (NMEs) are currently in Phase II or Phase III clinical trials or have been submitted for regulatory review in the U.S., Europe, or Japan. The following table reflects the status of these NMEs, including certain other developments since our Annual Report on Form 10-K for the year ended December 31, 2021.

Compound	Indication	Status	Developments
Diabetes
Tirzepatide	Type 2 diabetes	Submitted	Submitted in the U.S. using a Priority Review Voucher and in Europe and Japan in 2021.
	Heart failure with preserved ejection fraction	Phase III	Phase III trials are ongoing.
	Obesity	Phase III	Announced in April 2022 that the initial Phase III trial met co-primary and all key secondary endpoints. Phase III trials are ongoing.
	Nonalcoholic steatohepatitis	Phase II	Phase II trial is ongoing.
Basal Insulin-Fc	Type 1 and 2 diabetes	Phase III	Phase III trial initiated in the first quarter of 2022.
GGG Tri-Agonist	Obesity	Phase II	Phase II trials are ongoing.
Type 2 diabetes
GLP-1R NPA	Obesity	Phase II	Phase II trials are ongoing.
Type 2 diabetes
Immunology
Mirikizumab	Ulcerative colitis	Submitted	Submitted in the U.S. in first quarter of 2022.
	Crohn's Disease	Phase III	Phase III trials are ongoing.
Lebrikizumab(1)	Atopic dermatitis	Phase III	Granted FDA Fast Track designation(2). Announced in 2021 that Phase III trials met primary and all key secondary endpoints. Phase III trials are ongoing.
CXCR1/2 Ligands Monoclonal Antibody	Hidradenitis suppurativa	Phase II	Phase II trial is ongoing.
IL-2 Conjugate	Systemic lupus erythematosus	Phase II	Phase II trial is ongoing.
	Ulcerative colitis	Discontinued	Announced in April 2022 that we have discontinued the Phase II trial due to lack of efficacy based on interim analysis.
Peresolimab (PD-1 MAB Agonist)	Rheumatoid arthritis	Phase II	Phase II trial is ongoing.

Compound	Indication	Status	Developments
Neuroscience
Donanemab	Early Alzheimer's disease	Submission initiated	Granted FDA Breakthrough Therapy designation(3). Initiated a rolling submission in the U.S. for accelerated approval in 2021. Phase III trials are ongoing.
	Preclinical Alzheimer's disease	Phase III	Phase III trial is ongoing.
Solanezumab	Preclinical Alzheimer's disease	Phase III	Phase III trial is ongoing.
GBA1 Gene Therapy (PR001)	Parkinson's disease	Phase II	Granted FDA Fast Track designation(2). Phase II trials are ongoing.
GRN Gene Therapy (PR006)	Frontotemporal dementia	Phase II
O-glc-NAcase	Alzheimer's disease	Phase II	Phase II trial is ongoing.
PACAP38 Antibody	Chronic pain	Phase II	Phase II trial is ongoing.
SSTR4 Agonist	Chronic pain	Phase II	Phase II trials are ongoing.
TRPA1 Antagonist	Pain	Phase II	Phase II trials are ongoing.
Epiregulin/TGFα MAB	Chronic pain	Discontinued	Announced in April 2022 that we have discontinued the Phase II trial because it did not meet criteria for proceeding.
Oncology
Selpercatinib (Retevmo®)	Lung cancer	Approved(4)	Phase III trials are ongoing.
Thyroid cancer
Pirtobrutinib (LOXO-305)	Mantle cell lymphoma	Submission initiated	Initiated a rolling submission in the U.S. for accelerated approval in 2021. Phase II and Phase III trials are ongoing.
	Chronic lymphocytic leukemia	Phase III	Phase III trials are ongoing.
	B-cell malignancies	Phase II	Phase II trial is ongoing.
Imlunestrant	ER+HER2- metastatic breast cancer	Phase III	Phase III trial is ongoing.
Sintilimab injection(5)	Lung cancer	Not approved	In the first quarter of 2022 the FDA issued a complete response letter indicating that the FDA did not approve the application in its current form and recommended an additional multiregional clinical study be performed. In collaboration with Innovent, we are assessing next steps in the U.S.
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
(5) In collaboration with Innovent Biologics, Inc.

Our pipeline also contains several new indication line extension (NILEX) products. The following certain NILEX products for use in the indication described are currently in Phase II or Phase III clinical trials or have been submitted for regulatory review in the U.S., Europe, or Japan. The following table reflects the status of these NILEX products, including certain other developments since our Annual Report on Form 10-K for the year ended December 31, 2021.

Compound	Indication	Status	Developments
Diabetes
Empagliflozin (Jardiance®)(1)	Heart failure with preserved ejection fraction	Approved	Approved in the U.S. and Europe in the first quarter of 2022 and in Japan in April 2022.
	Chronic kidney disease	Phase III	Granted FDA Fast Track designation(2). In the first quarter of 2022 the Independent Data Monitoring Committee recommended stopping the Phase III trial early due to clear positive efficacy.
Immunology
Baricitinib (Olumiant®)	COVID-19	Emergency Use Authorization(3)	Submitted in the U.S. and the FDA granted priority review in the first quarter of 2022.
	Alopecia areata	Submitted	Granted FDA Breakthrough Therapy designation(4). Submitted in U.S., Europe, and Japan in 2021. In the first quarter of 2022 the FDA granted priority review in severe alopecia areata.
Oncology
Abemaciclib (Verzenio®)	Prostate cancer	Phase III	Phase III trials are ongoing.
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
In June 2021, our vitamin regimen patents for Alimta® expired worldwide. Following the loss of patent exclusivity in major European countries and Japan, we faced, and remain exposed to, generic competition which has eroded revenue and is likely to continue to rapidly and severely erode revenue from current levels. In the U.S., we expect pediatric data exclusivity to provide us with protection through May 2022. However, we and Eagle Pharmaceuticals, Inc. (Eagle) reached an agreement in December 2019 to settle all pending U.S. patent litigation, allowing Eagle a limited initial entry into the market with an alternative form of pemetrexed during the first quarter of 2022 (up to an approximate three-week supply) and subsequent unlimited entry starting April 2022. We expect that the entry of multiple generics in the U.S. following the loss of exclusivity will cause a rapid and severe decline in revenue and will have a material adverse effect on our consolidated results of operations and cash flows. See Note 9 to the consolidated condensed financial statements for a more detailed account of the legal proceedings currently pending regarding, among others, our Alimta patents.
Our compound patent for Humalog® (insulin lispro) has expired in major markets. Global regulators have different legal pathways to approve similar versions of insulin lispro. A competitor has a similar version of insulin lispro in the U.S. and in certain European markets. While it is difficult to estimate the severity of the impact of insulin lispro products entering the market, we do not expect and have not experienced a rapid and severe decline in revenue; however, we expect additional pricing pressure and some loss of market share that may continue over time.
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
Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
Global concern over access to and affordability of pharmaceutical products continues to drive regulatory and legislative debate, as well as worldwide cost containment efforts by governmental authorities. Such measures may include the use of mandated discounts, price reporting requirements, mandated reference prices, restrictive formularies, changes to available intellectual property protections, as well as other efforts. In addition, consolidation of private payors in the U.S. has significantly impacted the market for pharmaceuticals by increasing payor leverage in negotiating manufacturer price concessions and pharmacy reimbursement rates. Furthermore, restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, or private payers, such as the Centers for Medicare & Medicaid Services' recently released National Coverage Determination for monoclonal antibodies for the treatment of Alzheimer's Disease, may adversely impact our business and financial results. We expect that these actions may intensify and could particularly affect certain products, such as insulin, as governments manage and emerge from the COVID-19 pandemic, which could adversely affect our business. In addition, we are engaged in litigation and investigations related to our 340B program that, if resolved adversely to us, could negatively impact our business and consolidated results of operations. It is not currently possible to predict the overall potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts worldwide.
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
See "Business - Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. See also Note 9 to the consolidated condensed financial statements.
Tax Matters
We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. In 2017, the U.S. enacted the Tax Cuts and Jobs Act (the 2017 Tax Act), which contains a provision that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022. Previously, these expenses could be deducted in the year incurred. The implementation of this provision is expected to increase our 2022 cash payments of income taxes by up to $1.50 billion and subsequently decrease our cash payments of income taxes moderately over the five-year amortization period. For the three months ended March 31, 2022, the implementation of this provision favorably impacted other tax items that decreased our effective tax rate by approximately 4 percentage points. If this provision of the 2017 Tax Act is deferred or repealed by Congress effective for 2022, we expect our effective tax rate to be approximately 13 percent to 14 percent for 2022.
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

Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended March 31,
	2022	2021	Percent Change
U.S.	$5,174.6	$3,941.3	31
Outside U.S.	2,635.4	2,864.3	(8)
Revenue	$7,810.0	$6,805.6	15
Numbers may not add due to rounding.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended March 31,
	2022 vs. 2021
	U.S.	Outside U.S.	Consolidated
Volume	32%	4%	20%
Price	(1)	(7)	(3)
Foreign exchange rates	—	(5)	(2)
Percent change	31%	(8)%	15%
Numbers may not add due to rounding.
In the U.S. for the three months ended March 31, 2022, the increase in volume was primarily driven by COVID-19 antibodies, Trulicity®, Verzenio, and Jardiance.
Outside the U.S. for the three months ended March 31, 2022, the increase in volume was largely driven by Trulicity, Verzenio, Tyvyt®, Taltz®, and Jardiance, as well as sales of our rights to Cialis® in Taiwan and Saudi Arabia. This increase in volume outside the U.S. for the three months ended March 31, 2022 was partially offset by decreased volume for Alimta and Cymbalta® resulting from the entry of generic competition, as well as decreased volume for COVID-19 antibodies. Outside the U.S. for the three months ended March 31, 2022, the decrease in realized prices was primarily driven by the impact of the National Reimbursement Drug List formulary for certain products in China, particularly Tyvyt.

The following table summarizes our revenue activity by product for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
Product	U.S.	Outside U.S.	Total	Total	Percent Change
Trulicity	$1,313.9	$427.4	$1,741.3	$1,452.4	20
COVID-19 antibodies(1)	1,455.2	14.7	1,469.8	810.1	81
Humalog(2)	368.9	249.3	618.2	617.0	—
Taltz	307.2	180.8	488.1	403.2	21
Verzenio	301.5	167.9	469.4	269.0	74
Jardiance(3)	229.8	189.7	419.4	312.0	34
Alimta	254.3	89.7	343.9	559.0	(38)
Humulin®	190.4	82.8	273.2	321.7	(15)
Olumiant(4)	71.3	184.3	255.6	193.8	32
Cyramza®	79.2	151.1	230.3	240.5	(4)
Cialis	6.9	210.8	217.7	126.8	72
Basaglar®	119.3	72.2	191.5	246.6	(22)
Emgality®	108.3	41.0	149.3	119.5	25
Forteo	70.2	67.3	137.4	198.5	(31)
Erbitux®	109.7	13.0	122.7	122.4	—
Zyprexa®	9.6	83.5	93.1	95.8	(3)
Tyvyt	—	85.5	85.5	109.7	(22)
Cymbalta	9.1	71.9	81.1	176.6	(54)
Other products	169.8	252.5	422.5	431.0	(2)
Revenue	$5,174.6	$2,635.4	$7,810.0	$6,805.6	15
Numbers may not add due to rounding.
NM - not meaningful
(1) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(4) Olumiant revenue includes sales for baricitinib, for treatment in hospitalized COVID-19 patients, that were made pursuant to EUA or similar regulatory authorizations.
Revenue of Trulicity, a treatment for type 2 diabetes and to reduce the risk of major adverse cardiovascular events in adult patients with type 2 diabetes and established cardiovascular disease or multiple cardiovascular risk factors, increased 18 percent in the U.S. during the three months ended March 31, 2022, driven by increased demand, partially offset by lower realized prices as well as wholesale and retail buying patterns. Revenue outside the U.S. increased 27 percent during the three months ended March 31, 2022, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates and, to a lesser extent, lower realized prices.
Revenue of COVID-19 antibodies, treatments for mild to moderate COVID-19 for higher-risk patients and for post-exposure prophylaxis in certain individuals for the prevention of SARS-CoV-2 infection, was $1.46 billion in the U.S. during the three months ended March 31, 2022. Revenue outside the U.S. was $14.7 million during the three months ended March 31, 2022. The availability of superior or competitive therapies, including therapies that can be administered more easily, or preventative measures, such as vaccines, coupled with the unpredictable nature of pandemics, have and could further negatively impact or eliminate demand for these COVID-19 antibodies. The FDA has revised, and may in the future revise, any EUA for our COVID-19 antibodies in response to the prevalence of variants against which our antibodies have varying degrees of efficacy. Our agreement with the U.S. government includes an option to supply up to 500,000 doses of bebtelovimab no later than July 31, 2022, but it is uncertain whether the option will be exercised. In general, we expect additional revenue from sales of our COVID-19 antibodies will be limited beginning with the second quarter of 2022.

Revenue of Humalog, an injectable human insulin analog for the treatment of diabetes, increased 11 percent in the U.S. during the three months ended March 31, 2022, primarily driven by higher realized prices due to changes to estimates for rebates and discounts in both periods and, to a lesser extent, increased demand. Revenue outside the U.S. decreased 12 percent during the three months ended March 31, 2022, driven by decreased volume, the unfavorable impact of foreign exchange rates and, to a lesser extent, lower realized prices. While it is difficult to estimate the severity of the impact of insulin lispro products entering the market, we do not expect and have not experienced a rapid and severe decline in revenue. However, due to the impact of competition and due to pricing pressure in the U.S. and some international markets, we expect some realized price decline and loss of market share to continue over time.
Revenue of Taltz, a treatment for moderate-to-severe plaque psoriasis, active psoriatic arthritis, ankylosing spondylitis, and active non-radiographic axial spondyloarthritis, increased 23 percent in the U.S. during the three months ended March 31, 2022, driven by increased demand and higher realized prices due to segment mix, partially offset by specialty pharmacy buying patterns. Revenue outside the U.S. increased 18 percent during the three months ended March 31, 2022, driven by increased volume, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates.
Revenue of Verzenio, a treatment for HR+, HER2- metastatic breast cancer and high risk early breast cancer, increased 74 percent in the U.S. during the three months ended March 31, 2022, primarily driven by increased demand. Revenue outside the U.S. increased 74 percent during the three months ended March 31, 2022, largely driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates.
Revenue of Jardiance, a treatment for type 2 diabetes, to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease, and to reduce the risk of cardiovascular death and hospitalization for heart failure in adults with heart failure, regardless of left ventricular ejection fraction, increased 52 percent in the U.S. during the three months ended March 31, 2022, primarily driven by increased demand. Revenue outside the U.S. increased 18 percent during the three months ended March 31, 2022, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Revenue of Alimta, a treatment for various cancers, decreased 3 percent in the U.S. during the three months ended March 31, 2022, driven by decreased volume, partially offset by higher realized prices. Revenue outside the U.S. decreased 70 percent during the three months ended March 31, 2022, largely driven by decreased volume due to entry of generic competition in certain major markets and, to a lesser extent, lower realized prices. Following the loss of exclusivity in major European countries and Japan in June 2021, we faced, and remain exposed to, generic competition which has eroded revenue and is likely to continue to rapidly and severely erode revenue from current levels. In the U.S., an alternative form of pemetrexed launched during the first quarter of 2022, and we expect multiple generics to launch in the second quarter of 2022, causing a rapid and severe decline in revenue. See "Executive Overview - Other Matters- Patent Matters" for additional information.

Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue was 73.5 percent for the three months ended March 31, 2022, an increase of 1.1 percentage points compared with the three months ended March 31, 2021, primarily driven by an unfavorable effect in the three months ended March 31, 2021 of foreign exchange rates on international inventories sold, partially offset by increased sales of COVID-19 antibodies and, to a lesser extent, lower realized prices.
Research and development expenses decreased 4 percent to $1.61 billion for the three months ended March 31, 2022, largely driven by lower development expenses for COVID-19 antibodies, partially offset by higher development expenses for late-stage assets.
Marketing, selling, and administrative expenses decreased 1 percent to $1.56 billion for the three months ended March 31, 2022.
We recognized $165.6 million of acquired IPR&D and development milestones for the three months ended March 31, 2022, primarily related to a purchase of a Priority Review Voucher. We recognized $312.0 million of acquired IPR&D and development milestones for the three months ended March 31, 2021, primarily related to acquired IPR&D charges from business development transactions with Rigel and Precision. See Note 3 to the consolidated condensed financial statements for additional information.
There were no asset impairment, restructuring, and other special charges recognized for the three months ended March 31, 2022. We recognized asset impairment, restructuring, and other special charges of $211.6 million for the three months ended March 31, 2021, largely related to an intangible asset impairment resulting from the sale of the rights to Qbrexza, as well as acquisition and integration costs associated with the acquisition of Prevail.
Other–net, (income) expense was expense of $350.7 million for the three months ended March 31, 2022, primarily driven by net investment losses on equity securities. Other–net, (income) expense was income of $321.1 million for the three months ended March 31, 2021, primarily driven by net investment gains on equity securities.
The effective tax rate was 7.3 percent for the three months ended March 31, 2022, compared with 8.2 percent for the three months ended March 31, 2021. The lower effective tax rate for the three months ended March 31, 2022 was largely driven by decreased tax expense related to net investment losses on equity securities compared to net investment gains on equity securities for the three months ended March 31, 2021 and decreased tax expense related to the implementation of the provision in the 2017 Tax Act that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022, partially offset by a lower net discrete tax benefit compared to the three months ended March 31, 2021. If this provision of the 2017 Tax Act is deferred or repealed by Congress effective for 2022, we expect our effective tax rate to be approximately 13 percent to 14 percent for 2022.

Financial Condition and Liquidity
We believe our available cash and cash equivalents, together with our ability to generate operating cash flow and our access to short-term and long-term borrowings, are sufficient to fund our existing and planned capital requirements. For a discussion of our capital requirements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Cash and cash equivalents decreased to $2.46 billion as of March 31, 2022, compared with $3.82 billion as of December 31, 2021. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the three months ended March 31, 2022 and 2021.
In addition to our cash and cash equivalents, we held total investments of $2.84 billion and $3.30 billion as of March 31, 2022 and December 31, 2021, respectively. See Note 6 to the consolidated condensed financial statements for additional information.
As of March 31, 2022, total debt was $16.51 billion, a decrease of $375.9 million compared with $16.88 billion as of December 31, 2021. See Note 6 to the consolidated condensed financial statements for additional information.
As of March 31, 2022, we had a total of $5.26 billion of unused committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the three months ended March 31, 2022, we repurchased $1.50 billion of shares under our $5.00 billion share repurchase program authorized in May 2021. As of March 31, 2022, we had $3.25 billion remaining under this program.
During the three months ended March 31, 2022, we paid dividends of $885.5 million, or $0.98 per share, to our shareholders.
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

Critical Accounting Estimates
For a discussion of our critical accounting estimates, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. See also Note 1 to the consolidated condensed financial statements. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. Under applicable Securities and Exchange Commission (SEC) regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company's "disclosure controls and procedures," which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) is recorded, processed, summarized, and reported on a timely basis.
Our management, with the participation of David A. Ricks, president and chief executive officer, and Anat Ashkenazi, senior vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2021) as of March 31, 2022, and concluded that they were effective.
(b)Changes in Internal Controls. During the first quarter of 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are a party to various currently pending legal actions, government investigations, and environmental proceedings. See Note 9 to the consolidated condensed financial statements for information on various legal proceedings.
This Item should be read in conjunction with "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A. Risk Factors
Our material risk factors are disclosed in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information relating to the principal market for our common stock and related shareholder matters is described in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and in "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III, Item 12 of our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table summarizes the activity related to repurchases of our equity securities during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2022	—	$—	—	$4,750.0
February 2022	3,394	261.69	3,394	3,861.9
March 2022	2,213	276.52	2,213	3,250.0
Total	5,607	267.54	5,607
During the three months ended March 31, 2022, we repurchased $1.50 billion of shares under our $5.00 billion share repurchase program authorized in May 2021.

Item 6. Exhibits
The following documents are filed as a part of this Quarterly Report:

Exhibit	Description
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013

EXHIBIT 3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2021

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chair, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Anat Ashkenazi, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files (embedded within the Inline XBRL document)

EXHIBIT 104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(i) Long-term debt instruments under which the total amount of securities authorized does not exceed 10 percent of our consolidated assets are not filed as exhibits to this Quarterly Report. We will furnish a copy of these agreements to the Securities and Exchange Commission upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ELI LILLY AND COMPANY
(Registrant)

Date:	April 29, 2022	/s/ Anat Ashkenazi
Anat Ashkenazi
Senior Vice President and Chief Financial Officer
Date:	April 29, 2022	/s/ Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance, and Chief Accounting Officer