Form 10-Q
period 2022-06-30
ELI LILLY & Co
filed 2022-08-04
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 1, 2022:

Class	Number of Shares Outstanding
Common	950,174,817

Eli Lilly and Company
Form 10-Q
For the Quarter Ended June 30, 2022

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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue (Note 2)	$6,488.0	$6,740.1	$14,298.0	$13,545.7
Costs, expenses, and other:
Cost of sales	1,430.5	1,953.2	3,502.6	3,831.8
Research and development	1,781.9	1,655.0	3,392.0	3,327.1
Marketing, selling, and administrative	1,625.1	1,685.7	3,183.0	3,261.7
Acquired in-process research and development and development milestones (Note 3)	440.4	42.8	606.0	354.8
Asset impairment, restructuring, and other special charges (Note 5)	—	—	—	211.6
Other–net, (income) expense (Note 11)	119.2	(190.5)	469.9	(511.6)
	5,397.1	5,146.2	11,153.5	10,475.4
Income before income taxes	1,090.9	1,593.9	3,144.5	3,070.3
Income taxes (Note 7)	138.4	203.7	289.1	324.8
Net income	$952.5	$1,390.2	$2,855.4	$2,745.5

Earnings per share:
Basic	$1.06	$1.53	$3.17	$3.02
Diluted	$1.05	$1.53	$3.16	$3.01

Shares used in calculation of earnings per share:
Basic	900.3	907.3	902.0	908.2
Diluted	902.9	910.4	904.4	911.6
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$952.5	$1,390.2	$2,855.4	$2,745.5
Other comprehensive income (loss), net of tax (Note 10)	(62.4)	108.5	55.4	209.3
Comprehensive income	$890.1	$1,498.7	$2,910.8	$2,954.8
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$2,622.9	$3,818.5
Short-term investments (Note 6)	113.8	90.1
Accounts receivable, net of allowances of $19.2 (2022) and $22.5 (2021)	6,364.5	6,672.8
Other receivables	1,307.9	1,454.4
Inventories	3,899.4	3,886.0
Prepaid expenses and other	2,806.7	2,530.6
Total current assets	17,115.2	18,452.4
Investments (Note 6)	2,587.2	3,212.6
Goodwill	3,891.8	3,892.0
Other intangibles, net	7,497.7	7,691.9
Deferred tax assets	2,371.9	2,489.3
Property and equipment, net of accumulated depreciation of $10,119.7 (2022) and $9,976.7 (2021)	9,128.2	8,985.1
Other noncurrent assets	4,471.6	4,082.7
Total assets	$47,063.6	$48,806.0
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$2,121.8	$1,538.3
Accounts payable	1,659.3	1,670.6
Employee compensation	835.8	958.1
Sales rebates and discounts	7,991.4	6,845.8
Dividends payable	882.2	885.5
Income taxes payable	126.6	126.9
Other current liabilities	2,003.5	3,027.5
Total current liabilities	15,620.6	15,052.7
Other Liabilities
Long-term debt	14,692.0	15,346.4
Accrued retirement benefits (Note 8)	1,888.6	1,954.1
Long-term income taxes payable	3,557.6	3,920.0
Deferred tax liabilities	862.5	1,733.7
Other noncurrent liabilities	1,783.1	1,644.3
Total other liabilities	22,783.8	24,598.5
Commitments and Contingencies (Note 9)
Eli Lilly and Company Shareholders' Equity
Common stock	594.1	596.3
Additional paid-in capital	6,746.0	6,833.4
Retained earnings	8,556.0	8,958.5
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 10)	(4,287.7)	(4,343.1)
Cost of common stock in treasury	(50.5)	(52.7)
Total Eli Lilly and Company shareholders' equity	8,544.7	8,979.2
Noncontrolling interests	114.5	175.6
Total equity	8,659.2	9,154.8
Total liabilities and equity	$47,063.6	$48,806.0
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at April 1, 2021	959,482	$599.7	$6,579.2	$9,181.3	$(3,013.2)	$(6,395.6)	463	$(52.7)	$200.6
Net income				1,390.2					31.4
Other comprehensive income, net of tax						108.5
Cash dividends declared per share: $1.70				(1,542.9)
Retirement of treasury shares	(2,467)	(1.6)		(498.5)			(2,467)	500.0
Purchase of treasury shares							2,467	(500.0)
Issuance of stock under employee stock plans, net	23		(1.9)
Stock-based compensation			91.9
Other									(12.9)
Balance at June 30, 2021	957,038	$598.1	$6,669.2	$8,530.1	$(3,013.2)	$(6,287.1)	463	$(52.7)	$219.1

Balance at April 1, 2022	950,605	$594.1	$6,656.3	$9,369.4	$(3,013.2)	$(4,225.3)	450	$(50.5)	$131.2
Net income (loss)				952.5					(11.4)
Other comprehensive loss, net of tax						(62.4)
Cash dividends declared per share: $1.96				(1,765.9)
Issuance of stock under employee stock plans, net	14		(2.4)
Stock-based compensation			92.1
Other									(5.3)
Balance at June 30, 2022	950,619	$594.1	$6,746.0	$8,556.0	$(3,013.2)	$(4,287.7)	450	$(50.5)	$114.5
(1) As of June 30, 2022, there was $3.25 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2021	957,077	$598.2	$6,778.5	$7,830.2	$(3,013.2)	$(6,496.4)	487	$(55.7)	$183.6
Net income				2,745.5					47.8
Other comprehensive income, net of tax						209.3
Cash dividends declared per share: $1.70				(1,542.9)
Retirement of treasury shares	(2,467)	(1.6)		(498.5)			(2,467)	500.0
Purchase of treasury shares							2,467	(500.0)
Issuance of stock under employee stock plans, net	2,428	1.5	(285.8)				(24)	3.0
Stock-based compensation			177.4
Other			(0.9)	(4.2)					(12.3)
Balance at June 30, 2021	957,038	$598.1	$6,669.2	$8,530.1	$(3,013.2)	$(6,287.1)	463	$(52.7)	$219.1

Balance at January 1, 2022	954,116	$596.3	$6,833.4	$8,958.5	$(3,013.2)	$(4,343.1)	463	$(52.7)	$175.6
Net income (loss)				2,855.4					(48.0)
Other comprehensive income, net of tax						55.4
Cash dividends declared per share: $1.96				(1,765.9)
Retirement of treasury shares	(5,607)	(3.5)		(1,496.5)			(5,607)	1,500.0
Purchase of treasury shares							5,607	(1,500.0)
Issuance of stock under employee stock plans, net	2,110	1.3	(280.5)				(13)	2.2
Stock-based compensation			193.1
Other				4.5					(13.1)
Balance at June 30, 2022	950,619	$594.1	$6,746.0	$8,556.0	$(3,013.2)	$(4,287.7)	450	$(50.5)	$114.5
(1) As of June 30, 2022, there was $3.25 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$2,855.4	$2,745.5
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	784.6	719.6
Change in deferred income taxes	(1,125.0)	(413.8)
Stock-based compensation expense	193.1	177.4
Net investment (gains) losses	545.6	(518.1)
Acquired in-process research and development	233.0	324.3
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(117.6)	118.4
Other non-cash operating activities, net	(49.2)	319.6
Net Cash Provided by Operating Activities	3,319.9	3,472.9
Cash Flows from Investing Activities
Net purchases of property and equipment	(736.4)	(681.6)
Proceeds from sales and maturities of short-term investments	57.6	21.3
Purchases of short-term investments	(32.9)	(26.6)
Proceeds from sales of noncurrent investments	168.5	461.9
Purchases of noncurrent investments	(251.4)	(503.1)
Cash paid for acquisitions, net of cash acquired (Note 3)	—	(747.4)
Purchases of in-process research and development	(571.8)	(341.8)
Other investing activities, net	(111.3)	50.5
Net Cash Used for Investing Activities	(1,477.7)	(1,766.8)
Cash Flows from Financing Activities
Dividends paid	(1,769.2)	(1,543.1)
Net change in short-term borrowings	2,117.2	196.3
Repayments of long-term debt	(1,560.0)	—
Purchases of common stock	(1,500.0)	(500.0)
Other financing activities, net	(290.0)	(294.8)
Net Cash Used for Financing Activities	(3,002.0)	(2,141.6)
Effect of exchange rate changes on cash and cash equivalents	(35.8)	(1.6)

Net decrease in cash and cash equivalents	(1,195.6)	(437.1)
Cash and cash equivalents at January 1	3,818.5	3,657.1
Cash and Cash Equivalents at June 30	$2,622.9	$3,220.0
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net product revenue	$5,870.9	$6,070.5	$13,003.8	$12,390.5
Collaboration and other revenue(1)	617.1	669.6	1,294.2	1,155.2
Revenue	$6,488.0	$6,740.1	$14,298.0	$13,545.7
(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $34.4 million and $87.6 million during the three and six months ended June 30, 2022, respectively, and $31.0 million and $73.9 million during the three and six months ended June 30, 2021, respectively.
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
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were less than 1 percent of U.S. revenue during each of the three and six months ended June 30, 2022 and 2021.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	June 30, 2022	December 31, 2021
Contract liabilities	$242.1	$262.6
During the three and six months ended June 30, 2022 and 2021, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue by product for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity®	$1,430.1	$481.7	$1,911.9	$1,147.6	$388.0	$1,535.6
Jardiance(1)	250.7	210.3	461.0	194.4	162.1	356.5
Humalog® (2)	238.8	208.3	447.1	329.1	278.6	607.6
Humulin®	202.3	71.7	274.0	221.1	94.3	315.3
Basaglar®	95.8	78.4	174.2	133.4	77.3	210.7
Other diabetes	74.5	95.6	170.0	54.2	95.4	149.8
Total diabetes	2,292.2	1,146.0	3,438.2	2,079.8	1,095.7	3,175.5

Oncology:
Verzenio®	384.3	204.2	588.5	209.7	131.6	341.3
Cyramza®	92.6	138.6	231.3	101.4	167.3	268.7
Alimta®	171.7	56.1	227.7	353.5	257.1	610.6
Erbitux®	125.1	15.7	140.8	135.8	11.2	147.0
Tyvyt®	—	73.6	73.6	—	105.0	105.0
Other oncology	45.3	61.6	106.8	27.9	53.5	81.4
Total oncology	819.0	549.8	1,368.7	828.3	725.7	1,554.0

Immunology:
Taltz®	411.6	194.7	606.2	399.8	169.3	569.1
Olumiant® (3)	10.4	175.8	186.2	17.8	190.6	208.4
Other immunology	—	4.0	4.0	4.8	3.2	7.9
Total immunology	422.0	374.5	796.5	422.4	363.1	785.4

Neuroscience:
Emgality®	108.6	48.9	157.5	112.1	44.2	156.3
Zyprexa®	8.7	78.6	87.3	8.4	86.9	95.4
Cymbalta®	8.1	67.4	75.5	12.4	163.3	175.6
Other neuroscience	19.4	50.3	69.6	33.8	51.1	84.9
Total neuroscience	144.8	245.2	389.9	166.7	345.5	512.2

Other:
Cialis®	10.8	136.2	147.0	(5.2)	286.3	281.0
Forteo®	78.5	60.0	138.5	122.8	95.6	218.4
COVID-19 antibodies(4)	129.1	—	129.1	83.4	65.7	148.9
Other	38.5	41.7	80.1	6.0	58.4	64.6
Total other	256.9	237.9	494.7	207.0	506.0	712.9
Revenue	$3,934.8	$2,553.3	$6,488.0	$3,704.2	$3,035.9	$6,740.1
Numbers may not add due to rounding.
(1) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(2) Humalog revenue includes insulin lispro.
(3) Olumiant revenue includes sales for baricitinib that were made pursuant to Emergency Use Authorization (EUA) or similar regulatory authorizations.
(4) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.

The following table summarizes revenue by product for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022			2021
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity	$2,744.1	$909.1	$3,653.2	$2,264.3	$723.7	$2,988.1
Humalog(1)	607.7	457.6	1,065.3	661.7	562.9	1,224.6
Jardiance(2)	480.4	400.0	880.4	345.6	322.9	668.5
Humulin	392.8	154.5	547.2	440.1	196.9	637.0
Basaglar	215.1	150.6	365.7	308.6	148.7	457.3
Other diabetes	128.6	185.8	314.5	120.7	190.4	311.1
Total diabetes	4,568.7	2,257.6	6,826.3	4,141.0	2,145.5	6,286.6

Oncology:
Verzenio	685.7	372.1	1,057.9	382.5	227.8	610.3
Alimta	425.9	145.8	571.7	614.6	554.9	1,169.6
Cyramza	171.8	289.7	461.5	181.5	327.7	509.2
Erbitux	234.7	28.7	263.4	243.7	25.7	269.4
Tyvyt	—	159.0	159.0	—	214.6	214.6
Other oncology	84.6	123.7	208.2	48.5	104.7	153.2
Total oncology	1,602.7	1,119.0	2,721.7	1,470.8	1,455.4	2,926.3

Immunology:
Taltz	718.8	375.5	1,094.3	649.4	322.9	972.4
Olumiant(3)	81.7	360.1	441.8	42.5	359.7	402.2
Other immunology	—	8.5	8.5	15.2	9.6	24.7
Total immunology	800.5	744.1	1,544.6	707.1	692.2	1,399.3

Neuroscience:
Emgality	216.9	89.8	306.7	213.6	62.2	275.7
Zyprexa	18.3	162.1	180.4	15.3	175.8	191.1
Cymbalta	17.2	139.4	156.6	23.3	328.9	352.3
Other neuroscience	45.7	98.2	144.0	56.2	102.3	158.5
Total neuroscience	298.1	489.5	787.7	308.4	669.2	977.6

Other:
COVID-19 antibodies(4)	1,584.3	14.7	1,598.9	734.0	225.1	959.1
Cialis	17.7	347.0	364.7	3.4	404.4	407.8
Forteo	148.7	127.2	275.9	220.5	196.4	416.9
Other	88.5	89.6	178.2	60.2	111.9	172.1
Total other	1,839.2	578.5	2,417.7	1,018.1	937.8	1,955.9
Revenue	$9,109.4	$5,188.7	$14,298.0	$7,645.5	$5,900.2	$13,545.7
Numbers may not add due to rounding.
(1) Humalog revenue includes insulin lispro.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(3) Olumiant revenue includes sales for baricitinib that were made pursuant to EUA or similar regulatory authorizations.
(4) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.

The following table summarizes revenue by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue—to unaffiliated customers(1):
U.S.	$3,934.8	$3,704.2	$9,109.4	$7,645.5
Europe	1,101.1	1,209.8	2,168.4	2,531.0
Japan	454.4	665.4	864.6	1,237.2
China	352.1	522.5	758.5	884.7
Other foreign countries	645.7	638.1	1,397.2	1,247.3
Revenue	$6,488.0	$6,740.1	$14,298.0	$13,545.7
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.

Note 3: Acquisitions
We engage in various forms of business development activities to enhance our product pipeline, including acquisitions, collaborations, investments, and licensing arrangements. In connection with these arrangements, our partners may be entitled to future royalties and/or commercial milestones based on sales should products be approved for commercialization and/or milestones based on the successful progress of compounds through the development process.
In January 2021, we completed the acquisition of Prevail Therapeutics Inc. (Prevail). This transaction, as further discussed below in Acquisition of a Business, was accounted for as a business combination under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated condensed financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of this acquisition is included in our consolidated condensed financial statements from the date of acquisition.
We also acquired assets in development which are further discussed below in Asset Acquisitions. Upon each acquisition, the cost allocated to acquired IPR&D is immediately expensed if the compound has no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound are expensed when the event triggering an obligation to pay the milestone occurs. We recognized acquired IPR&D and development milestone charges of $440.4 million and $606.0 million for the three and six months ended June 30, 2022, respectively, and $42.8 million and $354.8 million for the three and six months ended June 30, 2021, respectively.
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
Under the terms of the agreement, we acquired potentially disease-modifying AAV9-based gene therapies for patients with neurodegenerative diseases. The acquisition established a new modality for drug discovery and development, extending our research efforts through the creation of a gene therapy program that is being anchored by Prevail's portfolio of assets. The lead gene therapies in clinical development that we acquired were PR001 for patients with Parkinson's disease with GBA1 mutations and neuronopathic Gaucher disease and PR006 for patients with frontotemporal dementia with GRN mutations. Both PR001 and PR006 were granted Fast Track designation from the U.S. Food and Drug Administration (FDA).

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
We are unable to provide the results of operations for the three and six months ended June 30, 2022 and 2021 attributable to Prevail as those operations were substantially integrated into our legacy business.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three and six months ended June 30, 2021.
Asset Acquisitions
The following table summarizes our significant asset acquisitions during the six months ended June 30, 2022 and 2021:

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

In connection with our acquisition of Petra Pharma Corporation (Petra), we were required to make milestone payments to Petra shareholders contingent upon the occurrence of certain future events linked to the success of the mutant-selective PI3Kα inhibitor. In the second quarter of 2022, we entered into agreements with substantially all Petra shareholders to acquire their rights to receive any future milestone payments in exchange for a one-time payment. As a result of these agreements, we recognized a charge of $333.8 million as a development milestone during the three and six months ended June 30, 2022. Any remaining contingent milestones payments linked to the success of the mutant-selective PI3Kα are not expected to be material. We recognized no other significant development milestones during the three and six months ended June 30, 2022 and 2021.

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
In connection with the regulatory approvals of Jardiance, Trajenta, and Basaglar in the U.S., Europe, and Japan, milestone payments made for Jardiance and Trajenta were capitalized as intangible assets and are being amortized to cost of sales, and milestone payments received for Basaglar were recorded as contract liabilities and are being amortized to collaboration and other revenue. The milestones pertaining to Jardiance and Trajenta are being amortized through their respective term under the collaboration, which, depending on country or region, is determined based on the latest to occur of (a) a defined number of years following launch date, (b) the expiration of the compound patent, or (c) the expiration of marketing authorization exclusivity. The milestones pertaining to Basaglar are being amortized through 2029. The table below summarizes the net milestones capitalized with respect to the Jardiance and Trajenta families of products and the net milestones deferred with respect to Basaglar at June 30, 2022 and December 31, 2021:

	Net Milestones Capitalized (Deferred)(1) as of:
	June 30, 2022	December 31, 2021
Jardiance	$126.1	$136.1
Trajenta	75.8	88.5
Basaglar	(140.0)	(149.3)
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

The following table summarizes our collaboration and other revenue recognized with respect to the Jardiance and Trajenta families of products and net product revenue recognized with respect to Basaglar:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Jardiance	$461.0	$356.5	$880.4	$668.5
Basaglar	174.2	210.7	365.7	457.3
Trajenta	97.1	89.2	189.2	183.8
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
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, as well as achievement of a sales-based milestone, milestone payments of $330.0 million and $260.0 million were capitalized as intangible assets as of June 30, 2022 and December 31, 2021, respectively, and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of each reporting period.
As of June 30, 2022, Incyte is eligible to receive up to $100.0 million of additional payments from us in potential sales-based milestones.
We record our sales of Olumiant, including sales of baricitinib that were made pursuant to EUA or similar regulatory authorizations, to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Olumiant	$186.2	$208.4	$441.8	$402.2
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
We have a license and collaboration agreement with Shanghai Junshi Biosciences Co., Ltd. (Junshi Biosciences) to co-develop therapeutic antibodies for the potential prevention and treatment of COVID-19, including etesevimab, for which we hold development and commercialization rights outside of mainland China and the Special Administrative Regions of Hong Kong and Macau, and for which Junshi Biosciences currently maintains all rights in mainland China and the Special Administrative Regions of Hong Kong and Macau. Junshi Biosciences has the right to receive royalty payments in the mid-teens on our net sales of etesevimab. Junshi Biosciences received certain development, success-based regulatory and sales-based milestones. Capitalized regulatory and sales-based milestones were fully amortized to cost of sales as of June 30, 2022.
Pursuant to EUAs or similar regulatory authorizations, we recognized net product revenue associated with our sales of our COVID-19 antibodies of $129.1 million and $1.60 billion for the three and six months ended June 30, 2022, respectively, and $148.9 million and $959.1 million for the three and six months ended June 30, 2021, respectively.

Sintilimab Injection
We have a collaboration agreement with Innovent Biologics, Inc. (Innovent) to jointly develop and commercialize sintilimab injection in China, where it is branded and trademarked as Tyvyt. In 2020, we obtained an exclusive license for sintilimab injection from Innovent for geographies outside of China. Innovent, with collaboration from us, filed the initial registration of sintilimab injection in the U.S. that the FDA did not approve in its current form and recommended an additional multiregional clinical study be performed. Lilly does not plan to further pursue submission.
In connection with regulatory approvals for Tyvyt in China, milestone payments of $120.0 million and $40.0 million were capitalized as intangible assets as of June 30, 2022 and December 31, 2021, respectively, and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of each reporting period.
As of June 30, 2022, Innovent is eligible to receive up to $825.0 million for geographies outside of China and up to $115.0 million in China in success-based regulatory and sales-based milestones. Innovent is also eligible to receive tiered double digit royalties on net sales for geographies outside of China.
We record our sales of Tyvyt to third parties as net product revenue, with payments made to Innovent for its portion of the gross margin reported as cost of sales. We report as collaboration and other revenue our portion of the gross margin for Tyvyt sales made by Innovent to third parties. The following table summarizes our revenue recognized in China with respect to Tyvyt:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Tyvyt	$73.6	$105.0	$159.0	$214.6
Lebrikizumab
We have a worldwide license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab. Roche has the right to receive tiered royalty payments on future worldwide net sales ranging in percentages from high single digits to high teens if the product is successfully commercialized. As of June 30, 2022, Roche is eligible to receive up to $180.0 million of payments from us contingent upon the achievement of success-based regulatory milestones and up to $1.03 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We have the right to receive tiered royalty payments on future net sales in Europe ranging in percentages from low double digits to low twenties if the product is successfully commercialized. As of June 30, 2022, we are eligible to receive additional payments of $85.0 million from Almirall contingent upon the achievement of success-based regulatory milestones and up to $1.25 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab. As of June 30, 2022 and December 31, 2021, contract liabilities were not material. During the three and six months ended June 30, 2022 and 2021, collaboration and other revenue recognized was not material.

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
There were no asset impairment, restructuring, and other special charges recognized during the three months ended June 30, 2022 and 2021.
Asset impairment, restructuring, and other special charges recognized during the six months ended June 30, 2021 were primarily related to an intangible asset impairment of $108.1 million resulting from the sale of the rights to Qbrexza®, as well as acquisition and integration costs associated with the acquisition of Prevail.
We recognized inventory impairment charges related to our COVID-19 antibodies of $423.0 million and $504.5 million during the three and six months ended June 30, 2021, respectively, in cost of sales in our consolidated condensed statements of operations. As part of our response to the COVID-19 pandemic, and at the request of the U.S. and international governments, we invested in large-scale manufacturing of COVID-19 antibodies at risk, in order to ensure rapid access to patients around the world. As the COVID-19 pandemic evolved during 2021, we incurred inventory impairment charges primarily due to the combination of changes to demand from U.S. and international governments, including changes to our agreement with the U.S. government, and near-term expiry dates of COVID-19 antibodies.

Note 6: Financial Instruments
Financial instruments that potentially subject us to credit risk consist principally of trade receivables and interest-bearing investments. Wholesale distributors of life science products account for a substantial portion of our trade receivables; collateral is generally not required. We seek to mitigate the risk associated with this concentration through our ongoing credit-review procedures and insurance. A large portion of our cash is held by a few major financial institutions. We monitor our exposures with these institutions and do not expect any of these institutions to fail to meet their obligations. In accordance with documented corporate risk-management policies, we monitor the amount of credit exposure to any one financial institution or corporate issuer. We are exposed to credit-related losses in the event of nonperformance by counterparties to risk-management instruments but do not expect any counterparties to fail to meet their obligations given their investment grade credit ratings.
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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, Chinese yuan, and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2022, we had outstanding foreign currency forward commitments, including foreign currency forward contracts designated as economic hedges of net investments, to purchase 2.19 billion U.S. dollars and sell 2.05 billion euro; commitments to purchase 2.56 billion euro and sell 2.68 billion U.S. dollars; commitments to purchase 273.9 million U.S. dollars and sell 1.85 billion Chinese yuan; commitments to purchase 145.6 million U.S. dollars and sell 19.64 billion Japanese yen; and commitments to purchase 186.2 million British pounds and sell 228.8 million U.S. dollars, which all have settlement dates within 180 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt, cross-currency interest rate swaps, and foreign currency forward contracts. Our foreign currency-denominated notes had carrying amounts of $6.72 billion and $7.90 billion as of June 30, 2022 and December 31, 2021, respectively, of which $5.38 billion and $5.79 billion have been designated as, and are effective as, economic hedges of net investments in certain of our foreign operations as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, we had outstanding cross-currency swaps with notional amounts of $1.56 billion swapping U.S. dollars to euro and $1.00 billion swapping Swiss francs to U.S. dollars which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign-denominated fixed-rate debt, have also been designated as, and are effective as, economic hedges of net investments. At June 30, 2022, we had outstanding foreign currency forward contracts to sell 1.01 billion euro with settlement dates ranging through 2022, which have been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At June 30, 2022, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 10 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income, and upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of June 30, 2022, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.75 billion, which have settlement dates ranging between 2023 and 2025.

The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value hedges:
Effect from hedged fixed-rate debt	$(58.2)	$31.1	$(152.8)	$(50.4)
Effect from interest rate contracts	58.2	(31.1)	152.8	50.4
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	4.1	4.2	8.2	8.3
Cross-currency interest rate swaps	33.6	(23.4)	41.9	48.1
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	151.1	(73.2)	145.0	59.8
Total	$188.8	$(92.4)	$195.1	$116.2
During the three and six months ended June 30, 2022 and 2021, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net investment hedges:
Foreign currency-denominated notes	$333.3	$(57.8)	$387.7	$149.9
Cross-currency interest rate swaps	68.5	(46.5)	79.3	104.1
Foreign currency forward contracts	13.6	—	13.6	—
Cash flow hedges:
Forward-starting interest rate swaps	157.7	(165.2)	280.2	129.9
Cross-currency interest rate swaps	1.4	(6.9)	18.5	19.4
During the next 12 months, we expect to reclassify $16.6 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three and six months ended June 30, 2022 and 2021, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at June 30, 2022 and December 31, 2021 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2022
Cash equivalents	$1,047.9	$1,047.9	$1,041.8	$6.1	$—	$1,047.9

Short-term investments:
U.S. government and agency securities	$45.6	$46.1	$45.6	$—	$—	$45.6
Corporate debt securities	51.9	52.0	—	51.9	—	51.9
Mortgage-backed securities	0.2	0.2	—	0.2	—	0.2
Asset-backed securities	4.4	4.5	—	4.4	—	4.4
Other securities	11.7	11.7	—	—	11.7	11.7
Short-term investments	$113.8

Noncurrent investments:
U.S. government and agency securities	$109.5	$120.7	$109.5	$—	$—	$109.5
Corporate debt securities	202.4	226.2	—	202.4	—	202.4
Mortgage-backed securities	97.7	105.5	—	97.7	—	97.7
Asset-backed securities	41.7	43.2	—	41.7	—	41.7
Other securities	171.2	81.2	—	47.9	123.3	171.2
Marketable equity securities	614.9	408.0	614.9	—	—	614.9
Equity investments without readily determinable fair values(2)	614.6
Equity method investments(2)	735.2
Noncurrent investments	$2,587.2

December 31, 2021
Cash equivalents	$2,379.5	$2,379.5	$2,361.0	$18.5	$—	$2,379.5

Short-term investments:
U.S. government and agency securities	$25.7	$25.6	$25.7	$—	$—	$25.7
Corporate debt securities	43.7	43.7	—	43.7	—	43.7
Mortgage-backed securities	0.2	0.2	—	0.2	—	0.2
Asset-backed securities	6.2	6.2	—	6.2	—	6.2
Other securities	14.3	14.3	—	—	14.3	14.3
Short-term investments	$90.1

Noncurrent investments:
U.S. government and agency securities	$137.0	$136.8	$137.0	$—	$—	$137.0
Corporate debt securities	235.3	232.7	—	235.3	—	235.3
Mortgage-backed securities	109.8	108.1	—	109.8	—	109.8
Asset-backed securities	23.1	23.1	—	23.1	—	23.1
Other securities	108.1	22.2	—	—	108.1	108.1
Marketable equity securities	1,279.7	487.0	1,279.7	—	—	1,279.7
Equity investments without readily determinable fair values(2)	548.1
Equity method investments(2)	771.5
Noncurrent investments	$3,212.6
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
June 30, 2022	$(2,117.1)	$—	$(2,115.8)	$—	$(2,115.8)
December 31, 2021	—	—	—	—	—
Long-term debt, including current portion
June 30, 2022	$(14,696.7)	$—	$(12,929.6)	$—	$(12,929.6)
December 31, 2021	(16,884.7)	—	(18,157.7)	—	(18,157.7)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2022
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent liabilities	$(77.3)	$—	$(77.3)	$—	$(77.3)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	297.7	—	297.7	—	297.7
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	29.3	—	29.3	—	29.3
Other noncurrent assets	77.2	—	77.2	—	77.2
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	21.7	—	21.7	—	21.7
Other noncurrent liabilities	(13.1)	—	(13.1)	—	(13.1)
Foreign exchange contracts designated as net investment hedges:
Other receivables	15.6	—	15.6	—	15.6
Foreign exchange contracts not designated as hedging instruments:
Other receivables	19.1	—	19.1	—	19.1
Other current liabilities	(17.0)	—	(17.0)	—	(17.0)
Contingent consideration liability:
Other noncurrent liabilities	(65.1)	—	—	(65.1)	(65.1)

December 31, 2021
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$4.8	$—	$4.8	$—	$4.8
Other noncurrent assets	78.3	—	78.3	—	78.3
Other noncurrent liabilities	(7.6)	—	(7.6)	—	(7.6)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	49.2	—	49.2	—	49.2
Other noncurrent liabilities	(31.7)	—	(31.7)	—	(31.7)
Cross-currency interest rate contracts designated as net investment hedges:
Other noncurrent assets	31.3	—	31.3	—	31.3
Other current liabilities	(1.2)	—	(1.2)	—	(1.2)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	33.2	—	33.2	—	33.2
Other noncurrent liabilities	(1.3)	—	(1.3)	—	(1.3)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	9.9	—	9.9	—	9.9
Other current liabilities	(35.3)	—	(35.3)	—	(35.3)
Contingent consideration liabilities:
Other noncurrent liabilities	(70.5)	—	—	(70.5)	(70.5)

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
We determine our Level 1 and Level 2 fair value measurements based on a market approach using quoted market values, significant other observable inputs for identical or comparable assets or liabilities, or discounted cash flow analyses. Level 3 fair value measurements for other investment securities are determined using unobservable inputs, including the investments' cost adjusted for impairments and price changes from orderly transactions. Fair values are not readily available for certain equity investments measured under the measurement alternative. As of June 30, 2022, we had approximately $980 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
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
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of June 30, 2022:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$553.4	$102.1	$170.4	$109.0	$171.9
The net gains (losses) recognized in our consolidated condensed statements of operations for equity securities were $(118.9) million and $(544.3) million for the three and six months ended June 30, 2022, respectively, and $215.4 million and $517.0 million for the three and six months ended June 30, 2021, respectively. The net gains (losses) recognized for the three and six months ended June 30, 2022 and 2021 on equity securities sold during the respective periods were not material.
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the three and six months ended June 30, 2022 and 2021 were not material.
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position follows:

	June 30, 2022	December 31, 2021
Unrealized gross gains	$0.2	$9.7
Unrealized gross losses	36.9	5.2
Fair value of securities in an unrealized gain position	28.8	250.7
Fair value of securities in an unrealized loss position	489.2	290.2
We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 97 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of June 30, 2022, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of a material default on interest or principal payments for our debt securities.
Activity related to our available-for-sale securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from sales	$29.9	$44.4	$65.1	$87.7
Realized gross gains on sales	0.1	0.7	0.2	1.8
Realized gross losses on sales	0.7	0.4	1.5	0.8
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and, risk related to, the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $408.6 million and $550.5 million of accounts receivable as of June 30, 2022 and December 31, 2021, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated condensed results of operations for the three and six months ended June 30, 2022 and 2021 were not material.

Note 7: Income Taxes
The effective tax rates were 12.7 percent and 9.2 percent for the three and six months ended June 30, 2022, respectively, reflecting the favorable tax impact of the implementation of a provision in the Tax Cuts and Jobs Act (2017 Tax Act) that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022 and of net investment losses on equity securities, partially offset by the tax impact related to non-deductible development milestones. We expect our effective tax rate to be approximately 13 percent to 14 percent for 2022 if the capitalization and amortization of research and development expenses provision of the 2017 Tax Act is deferred or repealed by the U.S. Congress effective for 2022.
The effective tax rates were 12.8 percent and 10.6 percent for the three and six months ended June 30, 2021, respectively, reflecting the favorable tax impact of inventory impairment charges related to our COVID-19 antibodies, partially offset by the tax impact of net investment gains on equity securities. The effective tax rate for the six months ended June 30, 2021 was also impacted favorably by a net discrete tax benefit.
The U.S. examination of tax years 2016-2018 began in the fourth quarter of 2019 and remains ongoing. The resolution of this audit period will likely extend beyond the next 12 months.

Note 8: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$88.2	$93.3	$177.3	$185.3
Interest cost	99.6	84.8	200.1	169.1
Expected return on plan assets	(237.0)	(237.2)	(476.5)	(475.2)
Amortization of prior service cost	0.6	1.1	1.3	2.2
Recognized actuarial loss	84.5	122.6	171.5	244.4
Net periodic benefit cost	$35.9	$64.6	$73.7	$125.8

	Retiree Health Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of net periodic benefit income:
Service cost	$12.1	$12.9	$23.3	$24.6
Interest cost	9.6	8.2	19.0	16.3
Expected return on plan assets	(38.2)	(36.5)	(76.1)	(73.1)
Amortization of prior service benefit	(13.7)	(14.9)	(27.4)	(29.8)
Recognized actuarial loss	0.3	0.8	0.5	1.6
Net periodic benefit income	$(29.9)	$(29.5)	$(60.7)	$(60.4)

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

Patent Litigation
Alimta European Patent Litigation
In Europe, Alimta (pemetrexed) was protected by a patent through June 2021. A number of legal proceedings that were initiated prior to patent expiration are ongoing.
Emgality Patent Litigation
We are a named defendant in litigation filed by Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in the U.S. District Court for the District of Massachusetts seeking a ruling that various claims in three different Teva patents would be infringed by our launch and continued sales of Emgality for the prevention of migraine in adults. Trial is currently scheduled to begin in October 2022. In June 2021, we were named as a defendant in a second litigation filed by Teva in the U.S. District Court for the District of Massachusetts seeking a ruling that two of Teva's patents, which are directed toward use of the active ingredient in Emgality to treat migraine, would be infringed by our continued sales of Emgality. This matter is ongoing.
Jardiance Patent Litigation
In November 2018, Boehringer Ingelheim, our partner in marketing and development of Jardiance, initiated U.S. patent litigation in the U.S. District Court of Delaware alleging infringement arising from submissions of Abbreviated New Drug Applications (ANDA) by a number of generic companies seeking approval to market generic versions of Jardiance, Glyxambi, and Synjardy in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). Particularly with respect to Jardiance, the generic companies' ANDAs seek approval to market generic versions of Jardiance prior to the expiration of the relevant patents, and allege that certain patents, including in some allegations the compound patent, are invalid or would not be infringed. We are not a party to this litigation. This litigation has been stayed.
Taltz Patent Litigation
In April 2021, we petitioned the High Court of Ireland to declare invalid a patent that Novartis Pharma AG (Novartis) purchased from Genentech, Inc. in 2020. Novartis responded by filing a claim against us alleging patent infringement related to our commercialization of Taltz and seeking damages for past infringement and an injunction against future infringement. This matter is ongoing.
In April 2021, Novartis petitioned the Court of Rome Intellectual Property Division for a preliminary injunction (PI) against us related to our commercialization of Taltz. In May 2021, Lilly commenced patent revocation proceedings against Novartis before the Court of Milan’s IP Division where Lilly is also seeking a declaration of non-infringement. Novartis counter-claimed for patent infringement and is seeking a permanent injunction. A hearing on the PI request before the Court of Rome Intellectual Property Division took place in May 2022 and in July 2022, the court rejected Novartis' request. The Milan action is ongoing.
In November 2021, Novartis petitioned the Swiss Federal Patent Court for a PI and a permanent injunction in main infringement proceedings against us related to our commercialization of Taltz. Lilly petitioned the court to revoke the patent and for a declaration of non-infringement. In April 2022, Novartis withdrew its PI request but the main proceeding there is ongoing.
Zyprexa Canada Patent Litigation
Beginning in the mid-2000s, several generic companies in Canada challenged the validity of our Zyprexa compound patent. In 2012, the Canadian Federal Court of Appeals denied our appeal of a lower court's decision that certain patent claims were invalid for lack of utility. In 2013, Apotex Inc. and Apotex Pharmachem Inc. (collectively, Apotex) brought claims against us in the Ontario Superior Court of Justice at Toronto for damages related to our enforcement of the Zyprexa compound patent under Canadian regulations governing patented drugs. Apotex seeks compensation based on novel legal theories under the Statute of Monopolies, Trademark Act, and common law. In March 2021, the Ontario Superior Court granted our motion for summary judgment, thereby dismissing Apotex's case. Apotex appealed that ruling to the Court of Appeal for Ontario in April 2021 and a hearing occurred February 2022. This matter is ongoing.

Product Liability Litigation
Byetta® Product Liability
We have been named as a defendant in over 500 Byetta product liability lawsuits in the U.S. that were first initiated in March 2009 and involved over 800 plaintiffs. These lawsuits have been filed in various state and federal jurisdictions, including California state court (coordinated in Los Angeles County Superior Court), and various federal courts, the majority of which are coordinated in a multi-district litigation (MDL) in the U.S. District Court for the Southern District of California. The majority of these suits contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer). The federal MDL and coordinated California state trial courts granted summary judgment in our favor on claims pertaining to pancreatic cancer, and the plaintiffs have dismissed Lilly from their appeal of the MDL ruling (the parties still await the order of judgment in the Los Angeles County Superior Court). Most of the MDL and state court lawsuits have been dismissed as of August 2022.
Cialis Product Liability
We are named as a defendant in over 300 Cialis product liability lawsuits in various U.S. courts, which were first initiated in August 2015. These cases contain allegations that Cialis caused or contributed to the plaintiffs' cancer (melanoma). In December 2016, the Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs' petition to have filed cases and an unspecified number of future cases coordinated into a federal MDL in the U.S. District Court for the Northern District of California, alongside an existing coordinated proceeding involving Viagra®. The JPML ordered the transfer of the existing cases to the now-renamed MDL In re: Viagra (Sildenafil Citrate) and Cialis (Tadalafil) Products Liability Litigation. In April 2020, the MDL court granted summary judgment to the defendants on all of the claims. Following an appeal by the plaintiffs, the parties have reached agreement and all cases are now resolved.
Environmental Proceedings
Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as "Superfund," we have been designated as one of several potentially responsible parties with respect to the cleanup of fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup.
Other Matters
340B Litigation and Investigations
We are the plaintiff in a lawsuit filed in January 2021 in the U.S. District Court for the Southern District of Indiana against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, the Health Resources and Services Administration (HRSA), and the Administrator of HRSA. The lawsuit challenges the HHS's December 30, 2020 advisory opinion stating that drug manufacturers are required to deliver discounts under the 340B program to all contract pharmacies. We seek a declaratory judgment that the defendants violated the Administrative Procedures Act and the U.S. Constitution, a preliminary injunction enjoining implementation of the administrative dispute resolution process created by defendants and, with it, their application of the advisory opinion, and other related relief. In March 2021, the court entered an order preliminarily enjoining the government's enforcement of the administrative dispute resolution process against us. In May 2021, HRSA notified us that it determined that our policy was contrary to the 340B statute. In response, in May 2021, we filed a motion for preliminary injunction and temporary restraining order requesting that the U.S. District Court for the Southern District of Indiana enjoin defendants from taking any action against us relating to the 340B drug pricing program until after the court issues a final judgment on the aforementioned litigation. In May 2021, the court denied our motion for a temporary restraining order but deferred resolution of our motion for preliminary injunction. In June 2021, the defendants withdrew the HHS December 30, 2020 advisory opinion. In July 2021, the court held oral argument on the parties' cross motions for summary judgment, the defendants' motion to dismiss, and our motion for preliminary injunction related to HRSA's May 2021 enforcement letter. In October 2021, the court denied the defendants' motion to dismiss, and granted in part and denied in part the parties' cross motions for summary judgment. Both parties filed notices of appeal related to the court's summary judgment order. The appeals are proceeding through briefing in the U.S. Court of Appeals for the Seventh Circuit. This matter is ongoing.
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
Branchburg Manufacturing Facility
In May 2021, we received a subpoena from the U.S. Department of Justice requesting the production of certain documents relating to our manufacturing site in Branchburg, New Jersey. We are cooperating with the subpoena.
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
First initiated in 2008, our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a Public Civil Action brought by the Labor Public Attorney (LPA) for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, (the Labor Court) alleging possible harm to employees and former employees caused by alleged exposure to soil and groundwater contaminants at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the Labor Court judge ruled against Lilly Brasil, ordering it to undertake several remedial and compensatory actions including health coverage for a class of individuals and certain of their children. In July 2018, the appeals court (TRT) generally affirmed our appeal of the Labor Court's ruling, which included a liquidated award of 300 million Brazilian real, which, when adjusted for inflation and the addition of pre and post judgment interest using the current Central Bank of Brazil's special system of clearance and custody rate, is approximately one billion Brazilian real (approximately $191 million as of June 30, 2022). In August 2019, Lilly Brasil filed an appeal to the superior labor court (TST) and in June 2021, the TRT published its decision on the admissibility of Lilly Brasil's appeal, allowing the majority of the elements, which were allowed to proceed in June 2021; elements not proceeding are subject to an interlocutory appeal to the TST that was filed in June 2021. In September 2019, the TRT stayed a number of elements of its trial court decision pending the determination of Lilly Brasil's appeal to the TST.
In June 2019 and September 2020, the LPA filed applications in the Labor Court for enforcement of certain remedies granted by the TRT in its July 2018 decision, requested restrictions on Lilly Brasil’s assets in Brazil, and required Lilly Brasil and Antibióticos do Brasil Ltda. (ABL) to submit a list of potential beneficiaries of the Public Civil Action. In July 2019, the Labor Court issued a ruling requiring a freeze of Lilly Brasil’s immovable property or, alternatively, a security deposit or lien of 500 million Brazilian real, which ruling was subsequently limited in scope and the security was reduced to 100 million Brazilian real. ABL and LPA appealed the June 2021 Labor Court ruling to the TST, which appeal is under review. The Labor Court is currently assessing the status of Lilly Brasil’s and ABL’s compliance with such portion of the July 2018 TRT decision and an inspection in the industrial plant is expected. These matters are ongoing.
Individual Former Employee Litigation
Lilly Brasil is also named in over 20 pending lawsuits filed in the Labor Court by individual former employees making similar claims. These individual lawsuits are at various stages in the litigation process.
Puerto Rico Tax Matter
In May 2013, the Municipality of Carolina in Puerto Rico (Municipality) filed a lawsuit against us alleging noncompliance with respect to a contract with the Municipality and seeking a declaratory judgment. In December 2020, the Puerto Rico Appellate Court (AP) reversed the summary judgment previously granted by the Court of First Instance (CFI) in our favor, dismissing the Municipality's complaint in its entirety. The AP remanded the case to the CFI for trial on the merits and trial began in May 2022 and will continue in September 2022. This matter is ongoing.

Eastern District of Pennsylvania Pricing (Average Manufacturer Price) Inquiry
In November 2014, we, along with another pharmaceutical manufacturer, were named as co-defendants in United States et al. ex rel. Streck v. Takeda Pharm. Am., Inc., et al., which was filed in November 2014 and unsealed in the U.S. District Court for the Northern District of Illinois. The complaint alleges that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating average manufacturer prices. Following a trial in August 2022, the jury returned a verdict in favor of the plaintiff. The case will proceed to post-trial motions after which the court will enter final judgment in the case. This matter is ongoing.
Health Choice Alliance
We are named as a defendant in two lawsuits filed in Texas and New Jersey state courts in October 2019 seeking damages under the Texas Medicaid Fraud Prevention Act and New Jersey Medicaid False Claims Act, respectively, for certain patient support programs related to our products Humalog, Humulin, and Forteo. The Texas state court action has been stayed. The New Jersey state court action was dismissed with prejudice pending an ongoing appeal before the Appellate Division of the New Jersey Superior Court. This matter is ongoing.
Pricing Litigation, Investigations, and Inquiries
Litigation
In December 2017 and February 2018, we, along with Sanofi and Novo Nordisk, were named as defendants in a consolidated purported class action lawsuit, In re. Insulin Pricing Litigation and in MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC et al., both filed in the U.S. District Court for the District of New Jersey. The cases relate to insulin pricing and seek damages or other relief under various theories, including state consumer protection laws, common law fraud, unjust enrichment, and the Federal Racketeer Influenced and Corrupt Organization Act (federal RICO Act). In both cases, the court dismissed claims under the federal RICO Act and certain state laws. In April 2021, the plaintiffs in In re. Insulin Pricing Litigation amended their complaint to allege additional state law claims for civil conspiracy and violations of state RICO statutes. The court allowed the Arizona RICO statute and certain state civil conspiracy law claims to proceed. Additionally in 2020, we, along with Sanofi, Novo Nordisk, CVS, Express Scripts, and Optum, have been sued in a putative class action, FWK Holdings, LLC v. Novo Nordisk Inc., et al., filed in the same court, for alleged violations of the federal RICO Act as well as the New Jersey RICO Act and antitrust law. The same group of defendants, along with Medco Health and United Health Group, also have been sued in other purported class actions in the same court, Rochester Drug Co-Operative Inc. v. Eli Lilly & Co. et al. and Value Drug Co. v. Eli Lilly & Co. et al., which were both initiated in March 2020, with the plaintiffs seeking damages for alleged violations of the federal RICO Act. In September 2020, the U.S. District Court for the District of New Jersey granted plaintiffs' motion to consolidate FWK Holdings, LLC v. Novo Nordisk Inc., et al., Rochester Drug Co-Operative Inc. v. Eli Lilly & Co. et al., and Value Drug Co. v. Eli Lilly & Co. et al. In July 2021, the U.S. District Court for the District of New Jersey dismissed the three antitrust claims alleged by plaintiffs in the consolidated litigation and denied dismissal of the federal RICO Act claims.
In October 2018, the Minnesota Attorney General's Office initiated litigation against us, Sanofi, and Novo Nordisk, State of Minnesota v. Sanofi-Aventis U.S. LLC et al., in the U.S. District Court for the District of New Jersey, seeking damages for unjust enrichment, violations of various Minnesota state consumer protection laws, and the federal RICO Act. In March 2021, the U.S. District Court for the District of New Jersey dismissed with prejudice the Minnesota Attorney General's federal RICO claims and false advertising claims under state law; the consumer fraud and other related state law claims remain ongoing. Additionally, in May 2019, the Kentucky Attorney General's Office filed a complaint against us, Sanofi, and Novo Nordisk, Commonwealth of Kentucky v. Novo Nordisk, Inc. et al., in Kentucky state court, alleging violations of the Kentucky consumer protection law, false advertising, and unjust enrichment.
In June 2021, the City of Miami, Florida initiated litigation against us, Sanofi, Novo Nordisk, ESI, CVS/Caremark/Aetna, and Optum, asserting state law antitrust, common law fraud, money had and received, unjust enrichment, and civil conspiracy claims. In January 2022, the court dismissed certain claims, but allowed the antitrust and conspiracy claims to proceed against us, Sanofi and Novo Nordisk. In May 2022, the City of Miami voluntarily dismissed all claims with prejudice and this matter has concluded.
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

In May 2022, the state of Arkansas filed suit against us Sanofi, Novo Nordisk, ESI, CVS/Caremark/Aetna, and Optum, asserting state law consumer protection, civil conspiracy, and unjust enrichment claims. The case has been removed to federal court and is ongoing.
Insulin Investigations, Subpoenas, and Inquiries
In connection with the pricing and sale of our insulin products, we have been subject to various investigations and received subpoenas, civil investigative demand requests, information requests, interrogatories, and other inquiries from various governmental entities. These include subpoenas from the New York and Vermont Attorney General Offices, civil investigative demands from the Washington, New Mexico, Colorado, Illinois Attorney General Offices, and the Federal Trade Commission, as well as information requests from the Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada Attorney General Offices. In January 2022, the Michigan Attorney General filed a petition in Michigan state court seeking authorization to investigate Lilly for potential violations of the Michigan Consumer Protection Act (MCPA), and a complaint seeking a declaratory judgment that the Attorney General has authority to investigate Lilly's sale of insulin under the MCPA. The court authorized the proposed investigation and the issuance of civil investigative subpoenas. In April 2022, the parties entered into a stipulation providing that the State will not issue any civil investigative subpoena to us under the MCPA until the declaratory judgment action is resolved. In July 2022, the court dismissed the case in its entirety. The Michigan Attorney General has filed its notice of appeal.
We received a request in January 2019 from the House of Representatives' Committee on Oversight and Reform seeking commercial information and business records related to the pricing of insulin products, among other issues. We also received similar requests from the Senate Finance Committee and the Senate Committee on Health, Education, Labor, and Pensions, and separate requests from the House Committee on Energy and Commerce majority and minority members. In January 2021, the Senate Finance Committee released a report summarizing the findings of its investigation. In December 2021 the House of Representatives' Committee on Oversight and Reform majority and minority staffs released separate reports with findings from their investigations into drug pricing, including of insulin products.
We are cooperating with all of the aforementioned investigations, subpoenas, and inquiries.
Research Corporation Technologies, Inc.
In April 2016, we were named as a defendant in litigation filed by Research Corporation Technologies, Inc. (RCT) in the U.S. District Court for the District of Arizona. RCT is seeking damages for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. In October 2021, the court issued a summary judgment decision finding in favor of RCT on certain issues, including with respect to a disputed royalty. Both parties filed motions for reconsideration. Potential damages payable under the litigation, if finally awarded after an appeal, could be material but are not currently reasonably estimable. This matter is ongoing.

Note 10: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended June 30, 2022 and 2021:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2022	$(1,575.2)	$(18.1)	$(2,531.6)	$(100.4)	$(4,225.3)
Other comprehensive income (loss) before reclassifications	(269.6)	(9.3)	31.7	124.8	(122.4)
Net amount reclassified from accumulated other comprehensive loss	0.6	(0.5)	56.7	3.2	60.0
Net other comprehensive income (loss)	(269.0)	(9.8)	88.4	128.0	(62.4)
Balance at June 30, 2022	$(1,844.2)	$(27.9)	$(2,443.2)	$27.6	$(4,287.7)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2021	$(1,677.2)	$4.5	$(4,646.3)	$(76.6)	$(6,395.6)
Other comprehensive income (loss) before reclassifications	161.0	4.4	(10.2)	(136.8)	18.4
Net amount reclassified from accumulated other comprehensive loss	—	0.2	86.6	3.3	90.1
Net other comprehensive income (loss)	161.0	4.6	76.4	(133.5)	108.5
Balance at June 30, 2021	$(1,516.2)	$9.1	$(4,569.9)	$(210.1)	$(6,287.1)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the six months ended June 30, 2022 and 2021:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(1,550.2)	$3.7	$(2,583.6)	$(213.0)	$(4,343.1)
Other comprehensive income (loss) before reclassifications	(294.6)	(30.6)	25.1	234.2	(65.9)
Net amount reclassified from accumulated other comprehensive loss	0.6	(1.0)	115.3	6.4	121.3
Net other comprehensive income (loss)	(294.0)	(31.6)	140.4	240.6	55.4
Balance at June 30, 2022	$(1,844.2)	$(27.9)	$(2,443.2)	$27.6	$(4,287.7)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$(1,427.5)	$14.8	$(4,751.0)	$(332.7)	$(6,496.4)
Other comprehensive income (loss) before reclassifications	(88.7)	(6.4)	8.6	116.0	29.5
Net amount reclassified from accumulated other comprehensive loss	—	0.7	172.5	6.6	179.8
Net other comprehensive income (loss)	(88.7)	(5.7)	181.1	122.6	209.3
Balance at June 30, 2021	$(1,516.2)	$9.1	$(4,569.9)	$(210.1)	$(6,287.1)

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Tax benefit (expense)	2022	2021	2022	2021
Foreign currency translation gains/losses	$(87.2)	$(21.9)	$(100.9)	$(53.3)
Unrealized net gains/losses on securities	3.0	(1.3)	9.7	3.1
Defined benefit pension and retiree health benefit plans	(22.4)	(20.2)	(50.8)	(51.5)
Effective portion of cash flow hedges	(34.0)	35.5	(63.9)	(32.6)
Benefit (expense) for income taxes allocated to other comprehensive income (loss) items	$(140.6)	$(7.9)	$(205.9)	$(134.3)
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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2022	2021	2022	2021
Amortization of retirement benefit items:
Prior service benefits, net	$(13.1)	$(13.8)	$(26.1)	$(27.6)	Other–net, (income) expense
Actuarial losses, net	84.8	123.4	172.0	246.0	Other–net, (income) expense
Total before tax	71.7	109.6	145.9	218.4
Tax benefit	(15.0)	(23.0)	(30.6)	(45.9)	Income taxes
Net of tax	56.7	86.6	115.3	172.5

Other, net of tax	3.3	3.5	6.0	7.3	Other–net, (income) expense
Total reclassifications, net of tax	$60.0	$90.1	$121.3	$179.8

Note 11: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$81.2	$86.9	$166.1	$174.7
Interest income	(10.2)	(5.4)	(17.2)	(10.9)
Net investment (gains) losses on equity securities (Note 6)	118.9	(215.4)	544.3	(517.0)
Retirement benefit plans	(94.3)	(71.1)	(187.6)	(144.5)
Other (income) expense	23.6	14.5	(35.7)	(13.9)
Other–net, (income) expense	$119.2	$(190.5)	$469.9	$(511.6)

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
In May 2022, the United States Food and Drug Administration (FDA) approved Olumiant® for the treatment of certain hospitalized patients with COVID-19. In February 2022, the FDA granted an Emergency Use Authorization (EUA) for bebtelovimab for certain high-risk patients who have been recently diagnosed with mild-to-moderate COVID-19. We have received various EUAs and other regulatory authorizations for our COVID-19 therapies as described in "Business" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021. We supplied the United States (U.S.) government 600,000 doses and approximately 71,000 doses of bebtelovimab during the first and second quarter of 2022, respectively, and we will supply the U.S. government approximately 79,000 doses of bebtelovimab in the third quarter of 2022. In collaboration with the U.S. government, we intend to make bebtelovimab commercially available for purchase by U.S. states/territories, hospitals, and a broad set of other providers beginning mid-August 2022, which is prior to the anticipated depletion of the U.S. government's currently available supply. The FDA has revised, and may in the future revise, any EUA for our COVID-19 therapies in response to the prevalence of variants against which our therapies have varying degrees of efficacy.
The COVID-19 pandemic has, and may continue to, adversely impact our business and operations. Strain on global transportation, logistics, manufacturing, and labor markets, including as aggravated by the pandemic and global unrest, the focus of resources on COVID-19, widespread protective measures implemented to control the spread of COVID-19, and an increase in overall demand in our industry for certain materials resulting in changed buying patterns, increased costs, and constrained supply, have negatively impacted and may continue to negatively impact the development, manufacturing, supply, distribution, and sales of our medicines.
The degree to which the COVID-19 pandemic continues to affect our business and operations will depend on developments that are highly uncertain and beyond our knowledge or control.

Product Supply
Accelerated demand for Trulicity in many international markets, due to market growth and the limited availability of competitor GLP-1s in select markets, may continue to challenge our ability to meet Trulicity demand in some markets at times. We are working to meet this increased demand while also implementing actions in select countries to manage growth and minimize patient impact. We do not expect a material impact on our consolidated results of operations. In general, we expect continued high utilization of supply resources to meet international demand for Trulicity until newly announced capacities, and perhaps further capital investments, are fully operational over the next several years.
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on risk factors that could impact our business and operations.
Financial Results
The following table summarizes our key operating results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent Change	2022	2021	Percent Change
Revenue	$6,488.0	$6,740.1	(4)	$14,298.0	$13,545.7	6
Gross margin	5,057.5	4,786.9	6	10,795.4	9,713.9	11
Gross margin as a percent of revenue	78.0%	71.0%		75.5%	71.7%
Research and development	$1,781.9	$1,655.0	8	$3,392.0	$3,327.1	2
Marketing, selling, and administrative	1,625.1	1,685.7	(4)	3,183.0	3,261.7	(2)
Acquired in-process research and development (IPR&D) and development milestones	440.4	42.8	NM	606.0	354.8	71
Asset impairment, restructuring, and other special charges	—	—	—	—	211.6	NM
Other–net, (income) expense	119.2	(190.5)	NM	469.9	(511.6)	NM
Net income	952.5	1,390.2	(31)	2,855.4	2,745.5	4
EPS - diluted	1.05	1.53	(31)	3.16	3.01	5
NM - not meaningful
Revenue decreased for the three months ended June 30, 2022, driven by lower realized prices and the unfavorable impact of foreign exchange rates, partially offset by increased volume. Revenue increased for the six months ended June 30, 2022, driven by increased volume, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates. Research and development expenses increased for the three and six months ended June 30, 2022, primarily driven by higher development expenses for late-stage assets, partially offset by lower development expenses for COVID-19 antibodies. Marketing, selling, and administrative expenses decreased for the three and six months ended June 30, 2022, primarily driven by the favorable impact of foreign exchange rates as well as reduced marketing costs.

The following highlighted items also affect comparisons of our financial results for the three and six months ended June 30, 2022 and 2021:
2022
Acquired IPR&D and Development Milestones (See Note 3 to the consolidated condensed financial statements)
•We recognized $440.4 million and $606.0 million of acquired IPR&D and development milestones for the three and six months ended June 30, 2022, respectively, primarily related to the buy-out of substantially all future obligations that were contingent upon the occurrence of certain events linked to the success of our mutant-selective PI3kα inhibitor. The charges for the six months ended June 30, 2022 also included a purchase of a Priority Review Voucher.
Other-Net, (Income) Expense (See Note 11 to the consolidated condensed financial statements)
•We recognized $118.9 million and $544.3 million of net investment losses on equity securities for the three and six months ended June 30, 2022, respectively.
2021
Cost of Sales (See Note 5 to the consolidated condensed financial statements)
•We recognized inventory impairment charges related to our COVID-19 antibodies of $423.0 million and $504.5 million for the three and six months ended June 30, 2021, respectively. As part of our response to the COVID-19 pandemic, and at the request of the U.S. and international governments, we invested in large-scale manufacturing of COVID-19 antibodies at risk, in order to ensure rapid access to patients around the world. As the COVID-19 pandemic evolved during 2021, we incurred inventory impairment charges primarily due to the combination of changes to demand from U.S. and international governments, including changes to our agreement with the U.S. government, and near-term expiry dates of COVID-19 antibodies.
Acquired IPR&D and Development Milestones (See Note 3 to the consolidated condensed financial statements)
•We recognized $42.8 million and $354.8 million of acquired IPR&D and development milestones for the three and six months ended June 30, 2021, respectively. The charges for the six months ended June 30, 2021 were primarily related to acquired IPR&D charges resulting from business development transactions with Rigel Pharmaceuticals, Inc. (Rigel) and Precision Biosciences, Inc. (Precision).
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
Other-Net, (Income) Expense (See Note 11 to the consolidated condensed financial statements)
•We recognized $215.4 million and $517.0 million of net investment gains on equity securities for the three and six months ended June 30, 2021, respectively.

Late-Stage Pipeline
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative new medicines. We currently have approximately 45 new medicine candidates in clinical development or under regulatory review, and a larger number of projects in the discovery phase.
The following certain new molecular entities (NMEs) are currently in Phase II or Phase III clinical trials or have been submitted for regulatory review or have received regulatory approval in the U.S., Europe, or Japan. The following table reflects the status of these NMEs, including certain other developments since our Annual Report on Form 10-K for the year ended December 31, 2021.

Compound	Indication	Status	Developments
Diabetes
Tirzepatide (Mounjaro®)	Type 2 diabetes	Approved	Approved in the U.S. in the second quarter of 2022. Submitted in Europe and Japan in 2021. Received a positive opinion from the European Medicines Agency's Committee for Medicinal Products for Human Use in July 2022.
	Heart failure with preserved ejection fraction	Phase III	Phase III trials are ongoing.
	Obesity	Phase III	Announced in the second quarter of 2022 that the initial Phase III trial met co-primary and all key secondary endpoints. Phase III trials are ongoing.
	Obstructive sleep apnea	Phase III	Phase III trial initiated in July 2022.
	Nonalcoholic steatohepatitis	Phase II	Phase II trial is ongoing.
Basal Insulin-Fc	Type 1 and 2 diabetes	Phase III	Phase III trials initiated in the first and second quarters of 2022.
GLP-1R NPA	Obesity	Phase II	Phase II trials are ongoing.
Type 2 diabetes
Retatrutide (GGG Tri-Agonist)	Obesity	Phase II	Phase II trials are ongoing.
Type 2 diabetes
Immunology
Mirikizumab	Ulcerative colitis	Submitted	Submitted in the U.S. in first quarter of 2022 and in Europe and Japan in the second quarter of 2022.
	Crohn's Disease	Phase III	Phase III trials are ongoing.
Lebrikizumab(1)	Atopic dermatitis	Phase III	Granted FDA Fast Track designation(2). Announced in 2021 and in the second quarter of 2022 that Phase III trials met primary and all key secondary endpoints. Phase III trials are ongoing.
BTLA MAB Agonist	Systemic lupus erythematosus	Phase II	Phase II trial initiated in the second quarter of 2022.
CXCR1/2 Ligands Monoclonal Antibody	Hidradenitis suppurativa	Phase II	Phase II trial is ongoing.
Peresolimab (PD-1 MAB Agonist)	Rheumatoid arthritis	Phase II	Phase II trial is ongoing.
Rezpegaldesleukin (IL-2 Conjugate)	Systemic lupus erythematosus	Phase II	Phase II trial is ongoing.

Compound	Indication	Status	Developments
Neuroscience
Donanemab	Early Alzheimer's disease	Submitted
Granted FDA Breakthrough Therapy designation(3). Submitted in the U.S. in the second quarter of 2022. Received Priority Review designation under the accelerated approval pathway. Phase III trials are ongoing.

	Preclinical Alzheimer's disease	Phase III	Phase III trial is ongoing.
Solanezumab	Preclinical Alzheimer's disease	Phase III	Phase III trial is ongoing.
GBA1 Gene Therapy (PR001)	Parkinson's disease	Phase II	Granted FDA Fast Track designation(2). Phase II trials are ongoing.
GRN Gene Therapy (PR006)	Frontotemporal dementia	Phase II
O-glc-NAcase	Alzheimer's disease	Phase II	Phase II trial is ongoing.
PACAP38 Antibody	Migraine	Phase II	Phase II trial is ongoing.
SSTR4 Agonist	Pain	Phase II	Phase II trials are ongoing.
TRPA1 Antagonist	Pain	Phase II	Phase II trials are ongoing.
Oncology
Selpercatinib (Retevmo®)	Lung cancer	Approved(4)	Phase III trials are ongoing.
Thyroid cancer
Pirtobrutinib (LOXO-305)	Mantle cell lymphoma	Submitted	Submitted in the U.S. in second quarter of 2022. Received Priority Review designation under the accelerated approval pathway. Phase II and Phase III trials are ongoing.
	Chronic lymphocytic leukemia	Phase III	Phase III trials are ongoing.
	B-cell malignancies	Phase II	Phase II trial is ongoing.
Imlunestrant	ER+HER2- metastatic breast cancer	Phase III	Phase III trial is ongoing.
Sintilimab injection(5)	Lung cancer	Not pursuing submission	In the first quarter of 2022 the FDA issued a complete response letter indicating that the FDA did not approve the application in its current form and recommended an additional multiregional clinical study be performed. Lilly does not plan to further pursue submission.
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
(5) In collaboration with Innovent Biologics, Inc.

Our pipeline also contains several new indication line extension (NILEX) products. The following certain NILEX products for use in the indication described are currently in Phase II or Phase III clinical trials or have been submitted for regulatory review or have received regulatory approval in the U.S., Europe, or Japan. The following table reflects the status of these NILEX products, including certain other developments since our Annual Report on Form 10-K for the year ended December 31, 2021.

Compound	Indication	Status	Developments
Diabetes
Empagliflozin (Jardiance®)(1)	Heart failure with preserved ejection fraction	Approved	Approved in the U.S. and Europe in the first quarter of 2022 and in Japan in the second quarter of 2022.
	Chronic kidney disease	Phase III	Granted FDA Fast Track designation(2). In the first quarter of 2022 the Independent Data Monitoring Committee recommended stopping the Phase III trial early due to clear positive efficacy.
Immunology
Baricitinib (Olumiant®)	Alopecia areata	Approved	Approved in the U.S., Europe and Japan in the second quarter of 2022.
	COVID-19	Approved	Approved in the U.S. in the second quarter of 2022.
Oncology
Abemaciclib (Verzenio®)	Prostate cancer	Phase III	Phase III trials are ongoing.
(1) In collaboration with Boehringer Ingelheim.
(2) Fast Track designation is designed to expedite the development and review of new therapies to treat serious conditions and address unmet medical needs.
Other Matters
Patent Matters
We depend on patents or other forms of intellectual property protection for most of our revenue, cash flows, and earnings.
In June 2021, our vitamin regimen patents for Alimta® expired worldwide. Following the loss of patent exclusivity in major European countries and Japan, we faced, and remain exposed to, generic competition which has rapidly and severely eroded revenue and is likely to continue to erode revenue from current levels. In addition, as a result of the entry of multiple generics in the U.S. following the loss of pediatric exclusivity in May 2022, we began facing, and remain exposed to, additional generic competition which has eroded revenue and is likely to continue to rapidly and severely erode revenue from current levels. This decline in revenue has had and will have a material adverse effect on our consolidated results of operations and cash flows. See Note 9 to the consolidated condensed financial statements for a description of legal proceedings currently pending regarding certain of our patents.
Our compound patent for Humalog® (insulin lispro) has expired in major markets. Global regulators have different legal pathways to approve similar versions of insulin lispro. A competitor has a similar version of insulin lispro in the U.S. and in certain European markets. While it is difficult to estimate the severity of the impact of insulin lispro products entering the market, we have not experienced a rapid and severe decline in revenue. However, due to the impact of competition and pricing pressure in the U.S. and some international markets, we expect lower revenue due to some realized price decline and loss of market share to continue over time.
Our formulation and use patents for Forteo® have expired in major markets. We expect further decline in revenue as a result of the entry of generic and biosimilar competition due to the loss of patent exclusivity in major markets.

Foreign Currency Exchange Rates
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and Chinese yuan. While we seek to manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a material impact, either positive or negative, on our consolidated results of operations in any given period. During the three and six months ended June 30, 2022, revenue was unfavorably impacted by 3 percent due to foreign exchange rates. While there is uncertainty in the future movements in foreign exchange rates, fluctuations in these rates have and in the future could adversely impact our future consolidated results of operations and cash flows.
Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
Global concern over access to and affordability of pharmaceutical products continues to drive regulatory and legislative debate, as well as worldwide cost containment efforts by governmental authorities. Such measures may include the use of mandated discounts, price reporting requirements, mandated reference prices, restrictive formularies, changes to available intellectual property protections, as well as other efforts. Additional policies, regulations, legislation, or enforcement, including those proposed and/or pursued by the U.S. Congress and executive branch of the administration and other regulatory authorities worldwide, could adversely impact our business and consolidated results of operations. For example, pending legislation in the U.S. could result in government negotiation of the price of some of our medicines. In addition, consolidation of private payors in the U.S. has significantly impacted the market for pharmaceuticals by increasing payor leverage in negotiating manufacturer price concessions and pharmacy reimbursement rates. Furthermore, restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private payers, such as the Centers for Medicare & Medicaid Services' recently released National Coverage Determination for monoclonal antibodies for the treatment of Alzheimer's Disease, may adversely impact our business and financial results. We expect that these actions may intensify and could particularly affect certain products, such as insulin, as governments manage and emerge from the COVID-19 pandemic, which could adversely affect our business. In addition, we are engaged in litigation and investigations related to our 340B program and access to insulin that, if resolved adversely to us, could negatively impact our business and consolidated results of operations. It is not currently possible to predict the overall potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts worldwide.
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
Tax Matters
We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. In 2017, the U.S. enacted the Tax Cuts and Jobs Act (the 2017 Tax Act), which contains a provision that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022. Previously, these expenses could be deducted in the year incurred. The implementation of this provision has increased, and is expected to continue to increase, our 2022 cash payments of income taxes and subsequently decrease our cash payments of income taxes moderately over the five-year amortization period. We expect the implementation of this provision to impact our 2022 cash payments of income taxes by up to $1.50 billion. For the three and six months ended June 30, 2022, the implementation of this provision favorably impacted other tax items that decreased our effective tax rate by approximately 4 percentage points. If this provision of the 2017 Tax Act is deferred or repealed by the U.S. Congress effective for 2022, we expect our effective tax rate to be approximately 13 percent to 14 percent for 2022.

The U.S. and countries around the world are actively considering and enacting tax law changes. Tax proposals introduced by the U.S. Congress and presidential administration contain significant changes, including increases to the tax rates at which both domestic and foreign income of U.S. companies would be taxed. In addition, tax authorities in the U.S. and other jurisdictions in which we do business routinely examine our tax returns and are intensifying their scrutiny and examinations of profit allocations among jurisdictions. Further, actions taken with respect to tax-related matters by associations such as the Organisation for Economic Co-operation and Development and the European Commission could influence tax laws in countries in which we operate. Changes to existing tax law and increased scrutiny by tax authorities in the U.S. and other jurisdictions could adversely impact our future consolidated results of operations and cash flows.
Acquisitions
We opportunistically invest in external research and technologies that we believe complement and strengthen our own efforts. These investments can take many forms, including acquisitions, collaborations, investments, and licensing arrangements. We view our business development activity as a way to enhance our pipeline and strengthen our business.
See Note 3 to the consolidated condensed financial statements for further discussion regarding our recent acquisitions.

Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent Change	2022	2021	Percent Change
U.S.	$3,934.8	$3,704.2	6	$9,109.4	$7,645.5	19
Outside U.S.	2,553.3	3,035.9	(16)	5,188.7	5,900.2	(12)
Revenue	$6,488.0	$6,740.1	(4)	$14,298.0	$13,545.7	6
Numbers may not add due to rounding.
The following are components of the change in revenue compared with the prior year:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	14%	5%	10%	23%	5%	15%
Price	(8)	(14)	(11)	(4)	(11)	(7)
Foreign exchange rates	—	(6)	(3)	—	(6)	(3)
Percent change	6%	(16)%	(4)%	19%	(12)%	6%
Numbers may not add due to rounding.
In the U.S. for the three and six months ended June 30, 2022, the increase in volume was primarily driven by COVID-19 antibodies, Trulicity, Verzenio, Jardiance, and Taltz®, partially offset by decreased volume for Alimta resulting from the entry of generic competition. In the U.S. for the three months ended June 30, 2022, the decrease in realized prices was primarily driven by Humalog, due to unfavorable segment mix, as more highly rebated segments made up a larger portion of the business, and a list price reduction of insulin lispro injection; Alimta and Forteo, due to higher contracted rebates and unfavorable segment mix; and Taltz, due to changes to estimates for rebates and discounts and unfavorable segment mix. In the U.S. for the six months ended June 30, 2022, the lower realized prices were primarily driven by Humalog, due to a list price reduction of insulin lispro injection, and Trulicity and Basaglar®, due to higher contracted rebates and unfavorable segment mix.
Outside the U.S. for the three and six months ended June 30, 2022, the increase in volume was largely driven by Verzenio, Trulicity, Tyvyt®, Taltz, and Jardiance, partially offset by Alimta and Cymbalta® resulting from the entry of generic competition, COVID-19 antibodies, and the sale of the rights to Cialis® in China in the second quarter of 2021. Outside the U.S. for the three and six months ended June 30, 2022, the decrease in realized prices was primarily driven by the impact of government pricing in China from the National Reimbursement Drug List (NRDL) formulary for certain products, particularly Tyvyt and Verzenio, and volume-based procurement (VBP) for Humalog.

The following table summarizes our revenue activity by product for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021
Product	U.S.	Outside U.S.	Total	Total	Percent Change
Trulicity	$1,430.1	$481.7	$1,911.9	$1,535.6	25
Taltz	411.6	194.7	606.2	569.1	7
Verzenio	384.3	204.2	588.5	341.3	72
Jardiance(1)	250.7	210.3	461.0	356.5	29
Humalog(2)	238.8	208.3	447.1	607.6	(26)
Humulin®	202.3	71.7	274.0	315.3	(13)
Cyramza®	92.6	138.6	231.3	268.7	(14)
Alimta	171.7	56.1	227.7	610.6	(63)
Olumiant(3)	10.4	175.8	186.2	208.4	(11)
Basaglar	95.8	78.4	174.2	210.7	(17)
Emgality®	108.6	48.9	157.5	156.3	1
Cialis	10.8	136.2	147.0	281.0	(48)
Erbitux®	125.1	15.7	140.8	147.0	(4)
Forteo	78.5	60.0	138.5	218.4	(37)
COVID-19 antibodies(4)	129.1	—	129.1	148.9	(13)
Zyprexa®	8.7	78.6	87.3	95.4	(8)
Cymbalta	8.1	67.4	75.5	175.6	(57)
Tyvyt	—	73.6	73.6	105.0	(30)
Other products	177.6	253.1	430.6	388.7	11
Revenue	$3,934.8	$2,553.3	$6,488.0	$6,740.1	(4)
Numbers may not add due to rounding.
NM - not meaningful
(1) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(2) Humalog revenue includes insulin lispro.
(3) Olumiant revenue includes sales for baricitinib that were made pursuant to EUA or similar regulatory authorizations.
(4) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.

The following table summarizes our revenue activity by product for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022			2021
Product	U.S.	Outside U.S.	Total	Total	Percent Change
Trulicity	$2,744.1	$909.1	$3,653.2	$2,988.1	22
COVID-19 antibodies(1)	1,584.3	14.7	1,598.9	959.1	67
Taltz	718.8	375.5	1,094.3	972.4	13
Humalog(2)	607.7	457.6	1,065.3	1,224.6	(13)
Verzenio	685.7	372.1	1,057.9	610.3	73
Jardiance(3)	480.4	400.0	880.4	668.5	32
Alimta	425.9	145.8	571.7	1,169.6	(51)
Humulin	392.8	154.5	547.2	637.0	(14)
Cyramza	171.8	289.7	461.5	509.2	(9)
Olumiant(4)	81.7	360.1	441.8	402.2	10
Basaglar	215.1	150.6	365.7	457.3	(20)
Cialis	17.7	347.0	364.7	407.8	(11)
Emgality	216.9	89.8	306.7	275.7	11
Forteo	148.7	127.2	275.9	416.9	(34)
Erbitux	234.7	28.7	263.4	269.4	(2)
Zyprexa	18.3	162.1	180.4	191.1	(6)
Tyvyt	—	159.0	159.0	214.6	(26)
Cymbalta	17.2	139.4	156.6	352.3	(56)
Other products	347.6	505.8	853.4	819.6	4
Revenue	$9,109.4	$5,188.7	$14,298.0	$13,545.7	6
Numbers may not add due to rounding.
NM - not meaningful
(1) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.
(2) Humalog revenue includes insulin lispro.
(3) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(4) Olumiant revenue includes sales for baricitinib that were made pursuant to EUA or similar regulatory authorizations.

Revenue of Trulicity, a treatment for type 2 diabetes and to reduce the risk of major adverse cardiovascular events in adult patients with type 2 diabetes and established cardiovascular disease or multiple cardiovascular risk factors, increased 25 percent and 21 percent in the U.S. during the three and six months ended June 30, 2022, respectively, driven by increased demand, partially offset by lower realized prices. Revenue outside the U.S. increased 24 percent and 26 percent during the three and six months ended June 30, 2022, respectively, driven by increased demand, partially offset by the unfavorable impact of foreign exchange rates and lower realized prices.
Revenue of COVID-19 antibodies, treatments for mild to moderate COVID-19 for higher-risk patients and for post-exposure prophylaxis in certain individuals for the prevention of SARS-CoV-2 infection, was $129.1 million and $1.58 billion in the U.S. during the three and six months ended June 30, 2022, respectively. Revenue outside the U.S. was not material during the three and six months ended June 30, 2022. The availability of superior or competitive therapies, including therapies that can be administered more easily, or preventative measures, such as vaccines, coupled with the unpredictable nature of pandemics, have and could further negatively impact or eliminate demand for these COVID-19 antibodies. The FDA has revised, and may in the future revise, any EUA for our COVID-19 antibodies in response to the prevalence of variants against which our antibodies have varying degrees of efficacy. We will supply the U.S. government approximately 79,000 doses of bebtelovimab in the third quarter of 2022. In collaboration with the U.S. government, we intend to make bebtelovimab commercially available for purchase by U.S. states/territories, hospitals, and a broad set of other providers beginning mid-August 2022, which is prior to the anticipated depletion of the U.S. government's currently available supply.

Revenue of Taltz, a treatment for moderate-to-severe plaque psoriasis, active psoriatic arthritis, ankylosing spondylitis, and active non-radiographic axial spondyloarthritis, increased 3 percent and 11 percent in the U.S. during the three and six months ended June 30, 2022, respectively, driven by increased demand. Taltz's increase in revenue in the U.S. for the three months ended June 30, 2022 was partially offset by lower realized prices due to changes to estimates for rebates and discounts as well as unfavorable segment mix. Revenue outside the U.S. increased 15 percent and 16 percent during the three and six months ended June 30, 2022, respectively, driven by increased volume, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates.
Revenue of Humalog, an injectable human insulin analog for the treatment of diabetes, decreased 27 percent in the U.S. during the three months ended June 30, 2022, driven by lower realized prices due to unfavorable segment mix, as more highly rebated segments made up a larger portion of the business, and a list price reduction of insulin lispro injection. Revenue of Humalog decreased 8 percent in the U.S. during the six months ended June 30, 2022, driven by lower realized prices due to a list price reduction of insulin lispro injection. Revenue outside the U.S. decreased 25 percent and 19 percent during the three and six months ended June 30, 2022, respectively, primarily driven by lower realized prices due to the impact of VBP in China and, to a lesser extent, the unfavorable impact of foreign exchange rates. While it is difficult to estimate the severity of the impact of insulin lispro products entering the market, we have not experienced a rapid and severe decline in revenue. However, due to the impact of competition and pricing pressure in the U.S. and some international markets, we expect lower revenue due to some realized price decline and loss of market share to continue over time.
Revenue of Verzenio, a treatment for HR+, HER2- metastatic breast cancer and high risk early breast cancer, increased 83 percent and 79 percent in the U.S. during the three and six months ended June 30, 2022, respectively, primarily driven by increased demand. Revenue outside the U.S. increased 55 percent and 63 percent during the three and six months ended June 30, 2022, respectively, driven by increased demand, partially offset by lower realized prices due to the impact of the NRDL formulary in China and, to a lesser extent, the unfavorable impact of foreign exchange rates.
Revenue of Jardiance, a treatment for type 2 diabetes, to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease, and to reduce the risk of cardiovascular death and hospitalization for heart failure in adults with heart failure, regardless of left ventricular ejection fraction, increased 29 percent and 39 percent in the U.S. during the three and six months ended June 30, 2022, respectively, primarily driven by increased demand. Revenue outside the U.S. increased 30 percent and 24 percent during the three and six months ended June 30, 2022, respectively, driven by increased demand, partially offset by the unfavorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Revenue of Alimta, a treatment for various cancers, decreased 51 percent and 31 percent in the U.S. during the three and six months ended June 30, 2022, respectively, driven by decreased demand and lower realized prices due to the entry of multiple generics in the second quarter of 2022. Revenue outside the U.S. decreased 78 percent and 74 percent during the three and six months ended June 30, 2022, respectively, largely driven by decreased demand due to entry of generic competition. Following the loss of patent exclusivity in major European countries and Japan, we faced, and remain exposed to, generic competition which has rapidly and severely eroded revenue and is likely to continue to erode revenue from current levels. In addition, as a result of the entry of multiple generics in the U.S. following the loss of pediatric exclusivity in May 2022, we began facing, and remain exposed to, additional generic competition which has eroded revenue and is likely to continue to rapidly and severely erode revenue from current levels. See "Executive Overview - Other Matters- Patent Matters" for additional information.

Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue increased 6.9 percentage points to 78.0 percent and increased 3.8 percentage points to 75.5 percent for the three and six months ended June 30, 2022, respectively. The increase in gross margin percent for the three and six months ended June 30, 2022 was primarily driven by inventory impairment charges recognized related to our COVID-19 antibodies in 2021 and, to a lesser extent, the unfavorable effect of foreign exchange rates on international inventories sold in 2021 and favorable product mix, partially offset by lower realized prices.
Research and development expenses increased 8 percent to $1.78 billion and 2 percent to $3.39 billion for the three and six months ended June 30, 2022, respectively, primarily driven by higher development expenses for late-stage assets, partially offset by lower development expenses for COVID-19 antibodies.
Marketing, selling, and administrative expenses decreased 4 percent to $1.63 billion and 2 percent to $3.18 billion for the three and six months ended June 30, 2022, respectively, primarily driven by the favorable impact of foreign exchange rates as well as reduced marketing costs.
We recognized $440.4 million and $606.0 million of acquired IPR&D and development milestones for the three and six months ended June 30, 2022, respectively, primarily related to the buy-out of substantially all future obligations that were contingent upon the occurrence of certain events linked to the success of our mutant-selective PI3kα inhibitor. The charges for the six months ended June 30, 2022 also included the purchase of a Priority Review Voucher. We recognized $42.8 million and $354.8 million of acquired IPR&D and development milestones for the three and six months ended June 30, 2021, respectively. The charges for the six months ended June 30, 2021 primarily related to acquired IPR&D charges from business development transactions with Rigel and Precision. See Note 3 to the consolidated condensed financial statements for additional information.
There were no asset impairment, restructuring, and other special charges recognized for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021. We recognized asset impairment, restructuring, and other special charges of $211.6 million for the six months ended June 30, 2021, primarily related to an intangible asset impairment resulting from the sale of the rights to Qbrexza, as well as acquisition and integration costs associated with the acquisition of Prevail.
Other–net, (income) expense was expense of $119.2 million and $469.9 million for the three and six months ended June 30, 2022, respectively, compared with income of $190.5 million and $511.6 million for the three and six months ended June 30, 2021, respectively. The decrease in other–net, (income) expense was primarily driven by net investment losses on equity securities in 2022 compared with net investment gains on equity securities in 2021.
The effective tax rates were 12.7 percent and 9.2 percent for the three and six months ended June 30, 2022, respectively, reflecting the favorable tax impact of the implementation of a provision in the 2017 Tax Act that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022 and of net investment losses on equity securities, partially offset by the tax impact related to non-deductible development milestones. We expect our effective tax rate to be approximately 13 percent to 14 percent for 2022 if the capitalization and amortization of research and development expenses provision of the 2017 Tax Act is deferred or repealed by U.S. Congress effective for 2022.
The effective tax rates were 12.8 percent and 10.6 percent for the three and six months ended June 30, 2021, respectively, reflecting the favorable tax impact of inventory impairment charges related to our COVID-19 antibodies, partially offset by the tax impact of net investment gains on equity securities. The effective tax rate for the six months ended June 30, 2021 was also impacted favorably by a net discrete tax benefit.

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
We plan to invest more than $2 billion over several years in two new facilities in Lebanon, Indiana to manufacture existing and future products and more than $1 billion over several years in a new facility in Concord, North Carolina to manufacture parenteral (injectable) products and devices. We plan to invest more than 400 million euro over several years in a new facility in Limerick, Ireland to expand our manufacturing network for biologic active ingredients.
Cash and cash equivalents decreased to $2.62 billion as of June 30, 2022, compared with $3.82 billion as of December 31, 2021. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the six months ended June 30, 2022 and 2021.
In addition to our cash and cash equivalents, we held total investments of $2.70 billion and $3.30 billion as of June 30, 2022 and December 31, 2021, respectively. See Note 6 to the consolidated condensed financial statements for additional information.
As of June 30, 2022, total debt was $16.81 billion, consistent with $16.88 billion as of December 31, 2021. See Note 6 to the consolidated condensed financial statements for additional information.
As of June 30, 2022, we had a total of $5.26 billion of unused committed bank credit facilities, $5.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the six months ended June 30, 2022, we repurchased $1.50 billion of shares under our $5.00 billion share repurchase program authorized in May 2021. As of June 30, 2022, we had $3.25 billion remaining under this program.
During the six months ended June 30, 2022, we paid dividends of $1.77 billion, or $1.96 per share, to our shareholders.
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
Our management, with the participation of David A. Ricks, president and chief executive officer, and Anat Ashkenazi, senior vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2021) as of June 30, 2022, and concluded that they were effective.
(b)Changes in Internal Controls. During the second quarter of 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity related to repurchases of our equity securities during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2022	—	$—	—	$3,250.0
May 2022	—	—	—	3,250.0
June 2022	—	—	—	3,250.0
Total	—	—	—
During the three months ended June 30, 2022, we did not repurchase any shares under our $5.00 billion share repurchase program authorized in May 2021.

Item 6. Exhibits
The following documents are filed as a part of this Quarterly Report:

Exhibit	Description
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 4, 2022

EXHIBIT 3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 4, 2022

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chair, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Anat Ashkenazi, Senior Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files (embedded within the Inline XBRL document)

EXHIBIT 104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ELI LILLY AND COMPANY
(Registrant)

Date:	August 4, 2022	/s/ Anat Ashkenazi
Anat Ashkenazi
Senior Vice President and Chief Financial Officer
Date:	August 4, 2022	/s/ Donald A. Zakrowski
Donald A. Zakrowski
Vice President, Finance, and Chief Accounting Officer