Form 10-Q
period 2022-09-30
ELI LILLY & Co
filed 2022-11-01
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of October 28, 2022:

Class	Number of Shares Outstanding
Common	950,177,900

Eli Lilly and Company
Form 10-Q
For the Quarter Ended September 30, 2022

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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue (Note 2)	$6,941.6	$6,772.8	$21,239.6	$20,318.5
Costs, expenses, and other:
Cost of sales	1,579.1	1,430.8	5,081.7	5,262.6
Research and development	1,802.9	1,705.3	5,194.9	5,032.4
Marketing, selling, and administrative	1,614.2	1,577.9	4,797.2	4,839.6
Acquired in-process research and development and development milestones (Note 3)	62.4	177.6	668.4	532.4
Asset impairment, restructuring, and other special charges (Note 5)	206.5	—	206.5	211.6
Other–net, (income) expense (Note 11)	111.0	635.9	580.9	124.3
	5,376.1	5,527.5	16,529.6	16,002.9
Income before income taxes	1,565.5	1,245.3	4,710.0	4,315.6
Income taxes (Note 7)	113.8	135.2	402.9	460.0
Net income	$1,451.7	$1,110.1	$4,307.1	$3,855.6

Earnings per share:
Basic	$1.61	$1.22	$4.78	$4.25
Diluted	$1.61	$1.22	$4.76	$4.23

Shares used in calculation of earnings per share:
Basic	900.7	906.7	901.8	907.7
Diluted	903.8	910.8	904.5	911.7
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,451.7	$1,110.1	$4,307.1	$3,855.6
Other comprehensive income (loss), net of tax (Note 10)	(8.1)	114.4	47.3	323.7
Comprehensive income	$1,443.6	$1,224.5	$4,354.4	$4,179.3
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$2,617.4	$3,818.5
Short-term investments (Note 6)	124.7	90.1
Accounts receivable, net of allowances of $17.7 (2022) and $22.5 (2021)	6,715.3	6,672.8
Other receivables	1,609.5	1,454.4
Inventories	3,831.1	3,886.0
Prepaid expenses and other	2,741.9	2,530.6
Total current assets	17,639.9	18,452.4
Investments (Note 6)	2,574.6	3,212.6
Goodwill	3,891.6	3,892.0
Other intangibles, net	7,124.1	7,691.9
Deferred tax assets	2,384.3	2,489.3
Property and equipment, net of accumulated depreciation of $10,074.0 (2022) and $9,976.7 (2021)	9,311.3	8,985.1
Other noncurrent assets	4,535.7	4,082.7
Total assets	$47,461.5	$48,806.0
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$1,744.6	$1,538.3
Accounts payable	1,683.2	1,670.6
Employee compensation	984.1	958.1
Sales rebates and discounts	8,568.4	6,845.8
Dividends payable	—	885.5
Income taxes payable	685.6	126.9
Other current liabilities	1,986.9	3,027.5
Total current liabilities	15,652.8	15,052.7
Other Liabilities
Long-term debt	14,143.8	15,346.4
Accrued retirement benefits (Note 8)	1,832.5	1,954.1
Long-term income taxes payable	3,641.7	3,920.0
Deferred tax liabilities	171.9	1,733.7
Other noncurrent liabilities	1,852.9	1,644.3
Total other liabilities	21,642.8	24,598.5
Commitments and Contingencies (Note 9)
Eli Lilly and Company Shareholders' Equity
Common stock	594.1	596.3
Additional paid-in capital	6,829.0	6,833.4
Retained earnings	10,006.5	8,958.5
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 10)	(4,295.8)	(4,343.1)
Cost of common stock in treasury	(50.5)	(52.7)
Total Eli Lilly and Company shareholders' equity	10,070.1	8,979.2
Noncontrolling interests	95.8	175.6
Total equity	10,165.9	9,154.8
Total liabilities and equity	$47,461.5	$48,806.0
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at July 1, 2021	957,038	$598.1	$6,669.2	$8,530.1	$(3,013.2)	$(6,287.1)	463	$(52.7)	$219.1
Net income (loss)				1,110.1					(22.6)
Other comprehensive income, net of tax						114.4
Issuance of stock under employee stock plans, net	14	0.1	(1.3)
Stock-based compensation			90.1
Other				(0.8)					0.6
Balance at September 30, 2021	957,052	$598.2	$6,758.0	$9,639.4	$(3,013.2)	$(6,172.7)	463	$(52.7)	$197.1

Balance at July 1, 2022	950,619	$594.1	$6,746.0	$8,556.0	$(3,013.2)	$(4,287.7)	450	$(50.5)	$114.5
Net income (loss)				1,451.7					(15.7)
Other comprehensive loss, net of tax						(8.1)
Issuance of stock under employee stock plans, net	8		(2.1)
Stock-based compensation			85.1
Other				(1.2)					(3.0)
Balance at September 30, 2022	950,627	$594.1	$6,829.0	$10,006.5	$(3,013.2)	$(4,295.8)	450	$(50.5)	$95.8
(1) As of September 30, 2022, there was $3.25 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2021	957,077	$598.2	$6,778.5	$7,830.2	$(3,013.2)	$(6,496.4)	487	$(55.7)	$183.6
Net income				3,855.6					25.2
Other comprehensive income, net of tax						323.7
Cash dividends declared per share: $1.70				(1,542.9)
Retirement of treasury shares	(2,467)	(1.5)		(498.5)			(2,467)	500.0
Purchase of treasury shares							2,467	(500.0)
Issuance of stock under employee stock plans, net	2,442	1.5	(287.1)				(24)	3.0
Stock-based compensation			267.5
Other			(0.9)	(5.0)					(11.7)
Balance at September 30, 2021	957,052	$598.2	$6,758.0	$9,639.4	$(3,013.2)	$(6,172.7)	463	$(52.7)	$197.1

Balance at January 1, 2022	954,116	$596.3	$6,833.4	$8,958.5	$(3,013.2)	$(4,343.1)	463	$(52.7)	$175.6
Net income (loss)				4,307.1					(63.7)
Other comprehensive income, net of tax						47.3
Cash dividends declared per share: $1.96				(1,765.9)
Retirement of treasury shares	(5,607)	(3.5)		(1,496.5)			(5,607)	1,500.0
Purchase of treasury shares							5,607	(1,500.0)
Issuance of stock under employee stock plans, net	2,118	1.3	(282.6)				(13)	2.2
Stock-based compensation			278.2
Other				3.3					(16.1)
Balance at September 30, 2022	950,627	$594.1	$6,829.0	$10,006.5	$(3,013.2)	$(4,295.8)	450	$(50.5)	$95.8
(1) As of September 30, 2022, there was $3.25 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$4,307.1	$3,855.6
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	1,147.5	1,101.9
Change in deferred income taxes	(2,195.6)	(709.8)
Debt extinguishment loss (Note 6)	—	405.2
Stock-based compensation expense	278.2	267.5
Net investment (gains) losses	676.4	(271.1)
Acquired in-process research and development	252.0	498.3
Other changes in operating assets and liabilities, net of acquisitions and divestitures	821.5	(548.1)
Other non-cash operating activities, net	217.6	504.7
Net Cash Provided by Operating Activities	5,504.7	5,104.2
Cash Flows from Investing Activities
Net purchases of property and equipment	(1,353.6)	(1,018.4)
Proceeds from sales and maturities of short-term investments	83.1	46.6
Purchases of short-term investments	(65.0)	(27.9)
Proceeds from sales of noncurrent investments	251.6	537.2
Purchases of noncurrent investments	(474.1)	(710.1)
Cash paid for acquisitions, net of cash acquired (Note 3)	—	(747.4)
Purchases of in-process research and development	(574.8)	(460.6)
Other investing activities, net	(268.3)	(2.7)
Net Cash Used for Investing Activities	(2,401.1)	(2,383.3)
Cash Flows from Financing Activities
Dividends paid	(2,651.4)	(2,313.5)
Net change in short-term borrowings	1,741.3	(1.5)
Proceeds from issuance of long-term debt	—	2,410.8
Repayments of long-term debt	(1,560.0)	(1,905.3)
Purchases of common stock	(1,500.0)	(500.0)
Other financing activities, net	(295.2)	(295.3)
Net Cash Used for Financing Activities	(4,265.3)	(2,604.8)
Effect of exchange rate changes on cash and cash equivalents	(39.4)	15.0

Net decrease in cash and cash equivalents	(1,201.1)	131.1
Cash and cash equivalents at January 1	3,818.5	3,657.1
Cash and Cash Equivalents at September 30	$2,617.4	$3,788.2
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
Research and Development Expenses and Acquired In-Process Research and Development (IPR&D) and Development Milestones
Research and development costs are expensed as incurred. Research and development costs consist of expenses incurred in performing research and development activities, including but not limited to, compensation and benefits, facilities and overhead expense, clinical trial expense, and fees paid to contract research organizations.
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net product revenue	$6,119.2	$6,189.0	$19,123.0	$18,579.5
Collaboration and other revenue(1)	822.4	583.8	2,116.6	1,739.0
Revenue	$6,941.6	$6,772.8	$21,239.6	$20,318.5
(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $43.3 million and $130.9 million during the three and nine months ended September 30, 2022, respectively, and $62.1 million and $136.1 million during the three and nine months ended September 30, 2021, respectively.
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements includes our share of profits from the collaborations, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 4 for additional information related to our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue from the Jardiance® and Trajenta® families of products resulting from our collaboration with Boehringer Ingelheim discussed in Note 4. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers.
Adjustments to Revenue
Adjustments to increase revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were 3 percent of U.S. revenue for the three months ended September 30, 2022 and less than 1 percent of U.S. revenue during the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	September 30, 2022	December 31, 2021
Contract liabilities	$232.5	$262.6
During the three and nine months ended September 30, 2022 and 2021, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue by product for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity®	$1,418.3	$432.0	$1,850.4	$1,201.4	$398.8	$1,600.1
Jardiance(1)	350.9	222.4	573.3	221.2	169.2	390.4
Humalog® (2)	248.1	198.8	447.0	347.3	279.4	626.7
Humulin®	169.5	68.7	238.2	193.4	93.4	286.7
Basaglar®	124.8	68.1	193.0	114.7	78.1	192.8
Mounjaro®	97.3	90.0	187.3	—	—	—
Other diabetes	79.7	94.0	173.4	65.0	112.2	177.4
Total diabetes	2,488.6	1,174.0	3,662.6	2,143.0	1,131.1	3,274.1

Oncology:
Verzenio®	414.8	202.9	617.7	199.6	135.9	335.5
Cyramza®	87.5	144.6	232.1	84.8	168.6	253.4
Erbitux®	126.3	18.7	144.9	114.0	20.3	134.3
Alimta®	64.6	54.8	119.4	297.2	159.8	457.0
Tyvyt®	—	76.8	76.8	—	125.6	125.6
Other oncology	39.5	62.8	102.4	35.3	65.1	100.3
Total oncology	732.7	560.6	1,293.3	730.9	675.3	1,406.1

Immunology:
Taltz®	493.8	186.1	679.9	422.2	170.9	593.1
Olumiant® (3)	22.9	160.0	182.9	194.0	212.9	406.9
Other immunology	—	3.6	3.6	—	4.9	4.9
Total immunology	516.7	349.7	866.4	616.2	388.7	1,004.9

Neuroscience:
Emgality®	114.0	54.6	168.5	99.9	40.1	140.0
Zyprexa®	8.0	73.4	81.4	13.0	88.7	101.7
Cymbalta®	7.8	54.9	62.7	7.0	125.1	132.0
Other neuroscience	16.0	44.5	60.6	24.7	51.6	76.5
Total neuroscience	145.8	227.4	373.2	144.6	305.5	450.2

Other:
COVID-19 antibodies(4)	386.6	—	386.6	215.5	1.6	217.1
Forteo®	112.7	64.4	177.1	109.6	91.3	200.9
Cialis®	8.1	107.7	115.7	(6.5)	137.4	130.9
Other	30.9	35.7	66.6	36.3	52.4	88.8
Total other	538.3	207.8	746.0	354.9	282.7	637.7
Revenue	$4,422.1	$2,519.4	$6,941.6	$3,989.6	$2,783.3	$6,772.8
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

The following table summarizes revenue by product for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022			2021
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity	$4,162.4	$1,341.1	$5,503.5	$3,465.7	$1,122.5	$4,588.2
Humalog(1)	855.8	656.4	1,512.3	1,009.0	842.3	1,851.3
Jardiance(2)	831.4	622.4	1,453.7	566.8	492.1	1,058.9
Humulin	562.3	223.1	785.4	633.5	290.3	923.8
Basaglar	339.9	218.8	558.7	423.3	226.8	650.1
Mounjaro	109.9	93.3	203.2	—	—	—
Other diabetes	195.6	276.5	472.2	185.7	302.6	488.3
Total diabetes	7,057.3	3,431.6	10,489.0	6,284.0	3,276.6	9,560.6

Oncology:
Verzenio	1,100.5	575.1	1,675.6	582.1	363.7	945.8
Cyramza	259.3	434.3	693.6	266.3	496.3	762.5
Alimta	490.5	200.5	691.1	911.9	714.7	1,626.6
Erbitux	361.0	47.4	408.3	357.7	45.9	403.7
Tyvyt	—	235.8	235.8	—	340.2	340.2
Other oncology	124.1	186.5	310.6	83.7	169.9	253.6
Total oncology	2,335.4	1,679.6	4,015.0	2,201.7	2,130.7	4,332.4

Immunology:
Taltz	1,212.6	561.6	1,774.2	1,071.6	493.8	1,565.4
Olumiant(3)	104.6	520.1	624.7	236.5	572.6	809.1
Other immunology	0.1	12.1	12.1	15.2	14.5	29.7
Total immunology	1,317.3	1,093.8	2,411.0	1,323.3	1,080.9	2,404.2

Neuroscience:
Emgality	330.8	144.4	475.2	313.5	102.2	415.7
Zyprexa	26.2	235.5	261.7	28.3	264.5	292.8
Cymbalta	25.0	194.3	219.3	30.3	454.0	484.3
Other neuroscience	62.0	142.7	204.7	81.0	154.0	235.0
Total neuroscience	444.0	716.9	1,160.9	453.1	974.7	1,427.8

Other:
COVID-19 antibodies(4)	1,970.9	14.7	1,985.5	949.5	226.7	1,176.2
Cialis	25.8	454.7	480.4	(3.1)	541.8	538.7
Forteo	261.4	191.7	453.0	330.1	287.7	617.8
Other	119.4	125.1	244.8	96.5	164.3	260.8
Total other	2,377.5	786.2	3,163.7	1,373.0	1,220.5	2,593.5
Revenue	$13,531.5	$7,708.1	$21,239.6	$11,635.1	$8,683.4	$20,318.5
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

The following table summarizes revenue by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue—to unaffiliated customers(1):
U.S.	$4,422.1	$3,989.6	$13,531.5	$11,635.1
Europe	1,056.4	1,098.6	3,224.8	3,629.6
Japan	487.7	595.0	1,352.3	1,832.2
China	343.4	400.3	1,102.0	1,285.0
Other foreign countries	632.0	689.4	2,029.1	1,936.7
Revenue	$6,941.6	$6,772.8	$21,239.6	$20,318.5
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
We also acquired assets in development which are further discussed below in Asset Acquisitions. Upon each acquisition, the cost allocated to acquired IPR&D is immediately expensed if the compound has no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound are expensed when the event triggering an obligation to pay the milestone occurs. We recognized acquired IPR&D and development milestone charges of $62.4 million and $668.4 million for the three and nine months ended September 30, 2022, respectively, and $177.6 million and $532.4 million for the three and nine months ended September 30, 2021, respectively.
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
(1) Acquired IPR&D intangibles primarily relate to PR001. In the third quarter of 2022, we impaired the intangible asset related to PR001. See Note 5 for additional information.
(2) The goodwill recognized from this acquisition is not deductible for tax purposes.
(3) See Note 6 for a discussion on the estimation of the CVR liability.
We are unable to provide the results of operations for the three and nine months ended September 30, 2022 and 2021 attributable to Prevail as those operations were substantially integrated into our legacy business.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three and nine months ended September 30, 2021.
Asset Acquisitions
The following table summarizes our significant asset acquisitions during the nine months ended September 30, 2022 and 2021:

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

In connection with our acquisition of Petra Pharma Corporation (Petra), we were required to make milestone payments to Petra shareholders contingent upon the occurrence of certain future events linked to the success of the mutant-selective PI3Kα inhibitor. In the second quarter of 2022, we entered into agreements with substantially all Petra shareholders to acquire their rights to receive any future milestone payments in exchange for a one-time payment. As a result of these agreements, we recognized a charge of $333.8 million as a development milestone during the nine months ended September 30, 2022. Any remaining contingent milestones payments linked to the success of the mutant-selective PI3Kα are not expected to be material. We recognized no other significant development milestones during the three and nine months ended September 30, 2022 and 2021.

Subsequent Event - Akouos, Inc. (Akouos) Acquisition
On October 17, 2022, we entered into a definitive agreement to acquire Akouos. Pursuant to the terms of the agreement, we have commenced a tender offer to acquire all outstanding shares of Akouos for a purchase price of $12.50 per share in cash (an aggregate of approximately $487 million), payable at closing, plus one non-tradable CVR per share that will entitle the holder to receive up to an additional $3.00 per CVR in cash (an aggregate of up to approximately $123 million) upon the achievement of certain specified milestones. The acquisition will expand our gene therapy portfolio to include potential treatments for hearing loss and other inner ear conditions. The acquisition is not subject to any financing condition and is expected to close in the fourth quarter of 2022, subject to customary closing conditions, including receipt of required antitrust clearance and the tender of a majority of the outstanding shares of Akouos's common stock.

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
In connection with the regulatory approvals of Jardiance, Trajenta, and Basaglar in the U.S., Europe, and Japan, milestone payments made for Jardiance and Trajenta were capitalized as intangible assets and are being amortized to cost of sales, and milestone payments received for Basaglar were recorded as contract liabilities and are being amortized to collaboration and other revenue. The milestones pertaining to Jardiance and Trajenta are being amortized through their respective term under the collaboration, which, depending on country or region, is determined based on the latest to occur of (a) a defined number of years following launch date, (b) the expiration of the compound patent, or (c) the expiration of marketing authorization exclusivity. The milestones pertaining to Basaglar are being amortized through 2029. The table below summarizes the net milestones capitalized with respect to the Jardiance and Trajenta families of products and the net milestones deferred with respect to Basaglar as of September 30, 2022 and December 31, 2021:

	Net Milestones Capitalized (Deferred)(1)
	September 30, 2022	December 31, 2021
Jardiance	$121.2	$136.1
Trajenta	69.6	88.5
Basaglar	(135.3)	(149.3)
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
The following table summarizes our collaboration and other revenue recognized with respect to the Jardiance and Trajenta families of products and net product revenue recognized with respect to Basaglar:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Jardiance	$573.3	$390.4	$1,453.7	$1,058.9
Basaglar	193.0	192.8	558.7	650.1
Trajenta	103.8	96.1	293.0	279.9
Olumiant
We have a worldwide license and collaboration agreement with Incyte Corporation (Incyte), which provides us the development and commercialization rights to baricitinib, branded and trademarked as Olumiant, and certain follow-on compounds, for the treatment of inflammatory and autoimmune diseases and COVID-19. Incyte has the right to receive tiered, double digit royalty payments on worldwide net sales with rates ranging up to 20 percent. Incyte has the right to receive an additional royalty ranging up to the low teens on worldwide net sales for the treatment of COVID-19 that exceed a specified aggregate worldwide net sales threshold. The agreement calls for payments by us to Incyte associated with certain development, success-based regulatory, and sales-based milestones.
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, as well as achievement of a sales-based milestone, milestone payments of $330.0 million and $260.0 million were capitalized as intangible assets as of September 30, 2022 and December 31, 2021, respectively, and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of each reporting period.
As of September 30, 2022, Incyte is eligible to receive up to $100.0 million of additional payments from us in potential sales-based milestones.
We record our sales of Olumiant, including sales of baricitinib that were made pursuant to EUA or similar regulatory authorizations, to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Olumiant	$182.9	$406.9	$624.7	$809.1

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
We have a license and collaboration agreement with Shanghai Junshi Biosciences Co., Ltd. (Junshi Biosciences) to co-develop therapeutic antibodies for the potential prevention and treatment of COVID-19, including etesevimab, for which we hold development and commercialization rights outside of mainland China and the Special Administrative Regions of Hong Kong and Macau, and for which Junshi Biosciences currently maintains all rights in mainland China and the Special Administrative Regions of Hong Kong and Macau. Junshi Biosciences has the right to receive royalty payments in the mid-teens on our net sales of etesevimab. Junshi Biosciences received certain development, success-based regulatory and sales-based milestones. Capitalized regulatory and sales-based milestones were fully amortized to cost of sales as of September 30, 2022.
Pursuant to EUAs or similar regulatory authorizations, we recognized net product revenue associated with our sales of our COVID-19 antibodies of $386.6 million and $1.99 billion for the three and nine months ended September 30, 2022, respectively, and $217.1 million and $1.18 billion for the three and nine months ended September 30, 2021, respectively.
Sintilimab Injection
We have a collaboration agreement with Innovent Biologics, Inc. (Innovent) to jointly develop and commercialize sintilimab injection in China, where it is branded and trademarked as Tyvyt. In connection with regulatory approvals for Tyvyt in China, milestone payments of $120.0 million and $40.0 million were capitalized as intangible assets as of September 30, 2022 and December 31, 2021, respectively, and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of each reporting period. As of September 30, 2022, Innovent is eligible to receive up to $115.0 million in success-based regulatory and sales-based milestones.
We record our sales of Tyvyt to third parties as net product revenue, with payments made to Innovent for its portion of the gross margin reported as cost of sales. We report as collaboration and other revenue our portion of the gross margin for Tyvyt sales made by Innovent to third parties. The following table summarizes our revenue recognized in China with respect to Tyvyt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Tyvyt	$76.8	$125.6	$235.8	$340.2
In 2020, we obtained an exclusive license for sintilimab injection from Innovent for geographies outside of China, which was subsequently terminated and rights have reverted to Innovent in October 2022.
Lebrikizumab
We have a worldwide license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab. Roche has the right to receive tiered royalty payments on future worldwide net sales ranging in percentages from high single digits to high teens if the product is successfully commercialized. As of September 30, 2022, Roche is eligible to receive up to $180.0 million of payments from us contingent upon the achievement of success-based regulatory milestones and up to $1.03 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We have the right to receive tiered royalty payments on future net sales in Europe ranging in percentages from low double digits to low twenties if the product is successfully commercialized. As of September 30, 2022, we are eligible to receive additional payments of $85.0 million from Almirall contingent upon the achievement of success-based regulatory milestones and up to $1.25 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab. There were no remaining contract liabilities as of September 30, 2022. As of December 31, 2021, contract liabilities were not material. During the three and nine months ended September 30, 2022 and 2021, collaboration and other revenue recognized was not material.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
The components of the charges included in asset impairment, restructuring, and other special charges in our consolidated condensed statements of operations are described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Severance	$—	$—	$—	$11.5
Asset impairment and other special charges	206.5	—	206.5	200.1
Total asset impairment, restructuring, and other special charges	$206.5	$—	$206.5	$211.6
Asset impairment, restructuring, and other special charges recognized during the three and nine months ended September 30, 2022 were primarily related to an intangible asset impairment for GBA1 Gene Therapy (PR001), acquired in the Prevail acquisition, as a result of changes in key assumptions used in the valuation due to delays in estimated launch timing.
Asset impairment, restructuring, and other special charges recognized during the nine months ended September 30, 2021 were primarily related to an intangible asset impairment of $108.1 million resulting from the sale of the rights to Qbrexza®, as well as acquisition and integration costs associated with the acquisition of Prevail.
We recognized a net inventory impairment charge related to our COVID-19 antibodies of $435.1 million during the nine months ended September 30, 2021 in cost of sales in our consolidated condensed statements of operations. As part of our response to the COVID-19 pandemic, and at the request of the U.S. and international governments, we invested in large-scale manufacturing of COVID-19 antibodies at risk, in order to ensure rapid access to patients around the world. As the COVID-19 pandemic evolved during 2021, we incurred a net inventory impairment charge primarily due to the combination of changes to demand from U.S. and international governments, including changes to our agreement with the U.S. government, and near-term expiry dates of COVID-19 antibodies.

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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, Chinese yuan, and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. We may enter into foreign currency forward and option contracts and currency swaps as fair value hedges of firm commitments. Forward contracts generally have maturities not exceeding 12 months. At September 30, 2022, we had outstanding foreign currency forward commitments to purchase 1.69 billion U.S. dollars and sell 1.71 billion euro; commitments to purchase 2.24 billion euro and sell 2.24 billion U.S. dollars; commitments to purchase 239.5 million U.S. dollars and sell 1.63 billion Chinese yuan; commitments to purchase 82.1 million U.S. dollars and sell 11.86 billion Japanese yen; and commitments to purchase 182.1 million British pounds and sell 206.9 million U.S. dollars, which all have settlement dates within 180 days.
Foreign currency exchange risk is also managed through the use of foreign currency debt, cross-currency interest rate swaps, and foreign currency forward contracts. Our foreign currency-denominated notes had carrying amounts of $6.23 billion and $7.90 billion as of September 30, 2022 and December 31, 2021, respectively, of which $4.94 billion and $5.79 billion have been designated as, and are effective as, economic hedges of net investments in certain of our foreign operations as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, we had outstanding cross-currency swaps with notional amounts of $1.56 billion swapping U.S. dollars to euro and $1.00 billion swapping Swiss francs to U.S. dollars which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign-denominated fixed-rate debt, have also been designated as, and are effective as, economic hedges of net investments. At September 30, 2022, we had outstanding foreign currency forward contracts to sell 1.34 billion euro with settlement dates ranging through 2023, which have been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At September 30, 2022, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 10 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.

We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss) and, upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of September 30, 2022, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.75 billion, which have settlement dates ranging between 2023 and 2025.
Effective September 15, 2022, we increased our 364-day credit facility from $2.00 billion to $4.00 billion, which will expire in September 2023, and is available to support our commercial paper program. We have not drawn against the $4.00 billion 364-day credit facility as of September 30, 2022.
In September 2021, we issued euro-denominated notes consisting of €600.0 million of 0.50 percent fixed-rate notes due in September 2033, with interest to be paid annually. The net proceeds from the offering have been, and will continue to be, used to fund, in whole or in part, eligible projects designed to advance one or more of our environmental, social, and governance objectives.
In September 2021, we issued euro-denominated notes consisting of €500.0 million of 1.125 percent fixed-rate notes due in September 2051 and €700.0 million of 1.375 percent fixed-rate notes due in September 2061, with interest to be paid annually, and British pound-denominated notes consisting of £250.0 million of 1.625 percent fixed-rate notes due in September 2043, with interest to be paid annually. We paid $1.91 billion of the net cash proceeds from the offering to purchase and redeem certain higher interest rate U.S. dollar-denominated notes with an aggregate principal amount of $1.50 billion, resulting in a debt extinguishment loss of $405.2 million. This loss was included in other net, (income) expense in our consolidated condensed statement of operations during the three and nine months ended September 30, 2021. The $1.50 billion principal amount of higher interest rate U.S. dollar-denominated notes that were redeemed primarily included $541.8 million of 3.95 percent notes due 2049, $408.7 million of 4.15 percent notes due 2059, and $219.4 million of 3.375 percent notes due 2029. We used the remaining net proceeds from the offering to prefund certain 2022 debt maturities and for general corporate purposes.
The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value hedges:
Effect from hedged fixed-rate debt	$(62.9)	$(10.1)	$(215.7)	$(60.5)
Effect from interest rate contracts	62.9	10.1	215.7	60.5
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	4.1	4.2	12.3	12.5
Cross-currency interest rate swaps	33.1	10.0	75.0	58.1
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	129.6	50.8	280.7	110.6
Total	$166.8	$65.0	$368.0	$181.2
During the three and nine months ended September 30, 2022 and 2021, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.

The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net investment hedges:
Foreign currency-denominated notes	$435.1	$119.0	$822.8	$268.8
Cross-currency interest rate swaps	92.1	66.7	171.4	170.8
Foreign currency forward contracts	107.8	—	121.4	—
Cash flow hedges:
Forward-starting interest rate swaps	57.5	19.4	337.7	149.3
Cross-currency interest rate swaps	19.9	3.1	38.4	22.5
During the next 12 months, we expect to reclassify $16.7 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three and nine months ended September 30, 2022 and 2021, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Financial Instruments
The following tables summarize certain fair value information at September 30, 2022 and December 31, 2021 for assets and liabilities measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2022
Cash equivalents	$1,246.8	$1,246.8	$1,239.2	$7.6	$—	$1,246.8

Short-term investments:
U.S. government and agency securities	$43.0	$43.5	$43.0	$—	$—	$43.0
Corporate debt securities	51.7	51.8	—	51.7	—	51.7
Asset-backed securities	3.0	3.0	—	3.0	—	3.0
Other securities	27.0	27.0	—	14.8	12.2	27.0
Short-term investments	$124.7

Noncurrent investments:
U.S. government and agency securities	$131.4	$148.3	$131.4	$—	$—	$131.4
Corporate debt securities	206.4	232.5	—	206.4	—	206.4
Mortgage-backed securities	143.1	156.1	—	143.1	—	143.1
Asset-backed securities	43.6	45.5	—	43.6	—	43.6
Other securities	152.5	96.3	—	39.5	113.0	152.5
Marketable equity securities	549.1	416.1	549.1	—	—	549.1
Equity investments without readily determinable fair values(2)	583.7
Equity method investments(2)	764.8
Noncurrent investments	$2,574.6

December 31, 2021
Cash equivalents	$2,379.5	$2,379.5	$2,361.0	$18.5	$—	$2,379.5

Short-term investments:
U.S. government and agency securities	$25.7	$25.6	$25.7	$—	$—	$25.7
Corporate debt securities	43.7	43.7	—	43.7	—	43.7
Mortgage-backed securities	0.2	0.2	—	0.2	—	0.2
Asset-backed securities	6.2	6.2	—	6.2	—	6.2
Other securities	14.3	14.3	—	—	14.3	14.3
Short-term investments	$90.1

Noncurrent investments:
U.S. government and agency securities	$137.0	$136.8	$137.0	$—	$—	$137.0
Corporate debt securities	235.3	232.7	—	235.3	—	235.3
Mortgage-backed securities	109.8	108.1	—	109.8	—	109.8
Asset-backed securities	23.1	23.1	—	23.1	—	23.1
Other securities	108.1	22.2	—	—	108.1	108.1
Marketable equity securities	1,279.7	487.0	1,279.7	—	—	1,279.7
Equity investments without readily determinable fair values(2)	548.1
Equity method investments(2)	771.5
Noncurrent investments	$3,212.6
(1) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
(2) Fair value disclosures are not applicable for equity method investments and investments accounted for under the measurement alternative for equity investments.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
September 30, 2022	$(1,741.3)	$—	$(1,738.0)	$—	$(1,738.0)
December 31, 2021	—	—	—	—	—
Long-term debt, including current portion
September 30, 2022	$(14,147.1)	$—	$(11,848.6)	$—	$(11,848.6)
December 31, 2021	(16,884.7)	—	(18,157.7)	—	(18,157.7)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2022
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent liabilities	$(140.2)	$—	$(140.2)	$—	$(140.2)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	355.2	—	355.2	—	355.2
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	81.6	—	81.6	—	81.6
Other noncurrent assets	116.9	—	116.9	—	116.9
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	8.3	—	8.3	—	8.3
Other noncurrent liabilities	(12.9)	—	(12.9)	—	(12.9)
Foreign exchange contracts designated as net investment hedges:
Other receivables	108.2	—	108.2	—	108.2
Other current liabilities	(2.9)	—	(2.9)	—	(2.9)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	48.1	—	48.1	—	48.1
Other current liabilities	(93.5)	—	(93.5)	—	(93.5)
Contingent consideration liability:
Other noncurrent liabilities	(42.1)	—	—	(42.1)	(42.1)

December 31, 2021
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other receivables	$4.8	$—	$4.8	$—	$4.8
Other noncurrent assets	78.3	—	78.3	—	78.3
Other noncurrent liabilities	(7.6)	—	(7.6)	—	(7.6)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	49.2	—	49.2	—	49.2
Other noncurrent liabilities	(31.7)	—	(31.7)	—	(31.7)
Cross-currency interest rate contracts designated as net investment hedges:
Other noncurrent assets	31.3	—	31.3	—	31.3
Other current liabilities	(1.2)	—	(1.2)	—	(1.2)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	33.2	—	33.2	—	33.2
Other noncurrent liabilities	(1.3)	—	(1.3)	—	(1.3)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	9.9	—	9.9	—	9.9
Other current liabilities	(35.3)	—	(35.3)	—	(35.3)
Contingent consideration liabilities:
Other noncurrent liabilities	(70.5)	—	—	(70.5)	(70.5)

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
As of September 30, 2022, we had approximately $854 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
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
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of September 30, 2022:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$622.2	$97.7	$197.8	$121.0	$205.7
The net gains (losses) recognized in our consolidated condensed statements of operations for equity securities were $(123.3) million and $(667.6) million for the three and nine months ended September 30, 2022, respectively, and $(246.8) million and $270.1 million for the three and nine months ended September 30, 2021, respectively. The net gains (losses) recognized for the three and nine months ended September 30, 2022 and 2021 on equity securities sold during the respective periods were not material.
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the three and nine months ended September 30, 2022 and 2021 were not material.
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position follows:

	September 30, 2022	December 31, 2021
Unrealized gross gains	$0.1	$9.7
Unrealized gross losses	51.6	5.2
Fair value of securities in an unrealized gain position	13.8	250.7
Fair value of securities in an unrealized loss position	578.8	290.2
We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 95 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of September 30, 2022, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of a material default on interest or principal payments for our debt securities.
Activity related to our available-for-sale securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$50.5	$49.6	$115.6	$137.3
Realized gross gains on sales	—	0.4	0.2	2.2
Realized gross losses on sales	7.5	0.3	9.0	1.1
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $356.8 million and $550.5 million of accounts receivable as of September 30, 2022 and December 31, 2021, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated condensed results of operations for the three and nine months ended September 30, 2022 and 2021 were not material.

Note 7: Income Taxes
The effective tax rates were 7.3 percent and 8.6 percent for the three and nine months ended September 30, 2022, respectively, reflecting the favorable tax impact of the implementation of a provision in the Tax Cuts and Jobs Act (2017 Tax Act) that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022, net investment losses on equity securities, and an intangible asset impairment charge. We expect our effective tax rate to be approximately 13 percent to 14 percent for 2022 if the capitalization and amortization of research and development expenses provision of the 2017 Tax Act is deferred or repealed by the U.S. Congress effective for 2022.
The effective tax rate was 10.9 percent for the three months ended September 30, 2021, reflecting the favorable tax impact of a debt extinguishment loss and of net investment losses on equity securities, partially offset by a net discrete tax detriment. The effective tax rate was 10.7 percent for the nine months ended September 30, 2021, reflecting the favorable tax impact of a net discrete tax benefit, a debt extinguishment loss, and a net inventory impairment charge related to our COVID-19 antibodies.
The U.S. examination of tax years 2016-2018 began in the fourth quarter of 2019 and remains ongoing. The resolution of this audit period will likely extend beyond the next 12 months.

Note 8: Retirement Benefits
Net pension and retiree health benefit (income) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$87.1	$92.5	$264.4	$277.8
Interest cost	98.9	84.5	299.0	253.6
Expected return on plan assets	(235.1)	(237.5)	(711.6)	(712.7)
Amortization of prior service cost	0.6	1.0	1.9	3.2
Recognized actuarial loss	85.3	121.9	256.8	366.3
Net periodic benefit cost	$36.8	$62.4	$110.5	$188.2

	Retiree Health Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic benefit income:
Service cost	$11.7	$12.4	$35.0	$37.0
Interest cost	9.4	8.1	28.4	24.4
Expected return on plan assets	(38.0)	(36.5)	(114.1)	(109.6)
Amortization of prior service benefit	(13.7)	(14.9)	(41.1)	(44.7)
Recognized actuarial loss	0.2	0.8	0.7	2.4
Net periodic benefit income	$(30.4)	$(30.1)	$(91.1)	$(90.5)

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
Emgality Patent Litigation
We are a named defendant in litigation filed by Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in the U.S. District Court for the District of Massachusetts seeking a ruling that various claims in three different Teva patents would be infringed by our launch and continued sales of Emgality for the prevention of migraine in adults. Trial began in October 2022. In June 2021, we were named as a defendant in a second litigation filed by Teva in the U.S. District Court for the District of Massachusetts seeking a ruling that two of Teva's patents, which are directed toward use of the active ingredient in Emgality to treat migraine, would be infringed by our continued sales of Emgality. We challenged these two patents by filing requests for Inter Partes Review with the Patent Trial and Appeal Board (PTAB) and in October 2022, the PTAB granted our requests.The corresponding district court litigation is stayed while this PTAB proceeding is ongoing.
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
In April 2021, Novartis petitioned the Court of Rome Intellectual Property Division for a preliminary injunction (PI) against us related to our commercialization of Taltz in Italy. In May 2021, We commenced patent revocation proceedings against Novartis before the Court of Milan’s IP Division where we also sought a declaration of non-infringement. Novartis counter-claimed for patent infringement and sought a permanent injunction. A hearing on the PI request before the Court of Rome Intellectual Property Division took place in May 2022 and in July 2022, the court rejected Novartis' request.
In November 2021, Novartis petitioned the Swiss Federal Patent Court for a PI and a permanent injunction in main infringement proceedings against us related to our commercialization of Taltz in Switzerland. We petitioned the court to revoke the patent and for a declaration of non-infringement. In April 2022, Novartis withdrew its PI request.
In January 2022, we commenced an action in the Hague District Court asking for a judgment that a Novartis Dutch patent is not infringed by our commercialization of Taltz in the Netherlands and is invalid. In October 2022, Novartis filed a counterclaim for infringement and sought a permanent injunction.
In October 2022, we entered into a settlement and mutual release agreement with Novartis, which resolves the above-described disputes. Without any admission of liability or wrongdoing, we and Novartis have agreed to mutual releases for past claims and mutual covenants not to sue the other in relation to Taltz and the patents Novartis purchased from Genentech.

Zyprexa Canada Patent Litigation
Beginning in the mid-2000s, several generic companies in Canada challenged the validity of our Zyprexa compound patent. In 2012, the Canadian Federal Court of Appeals denied our appeal of a lower court's decision that certain patent claims were invalid for lack of utility. In 2013, Apotex Inc. and Apotex Pharmachem Inc. (collectively, Apotex) brought claims against us in the Ontario Superior Court of Justice at Toronto for damages related to our enforcement of the Zyprexa compound patent under Canadian regulations governing patented drugs. Apotex seeks compensation based on novel legal theories under the Statute of Monopolies, Trademark Act, and common law. In March 2021, the Ontario Superior Court granted our motion for summary judgment, thereby dismissing Apotex's case. Apotex appealed that ruling to the Court of Appeal for Ontario in April 2021. In August 2022, the Court dismissed the appeal and in October 2022, Apotex appealed the decision. This matter is ongoing.
Product Liability Litigation
Byetta® Product Liability
We have been named as a defendant in over 500 Byetta product liability lawsuits in the U.S. that were first initiated in March 2009 and involved over 800 plaintiffs. These lawsuits have been filed in various state and federal jurisdictions, including California state court (coordinated in Los Angeles County Superior Court), and various federal courts, the majority of which are coordinated in a multi-district litigation (MDL) in the U.S. District Court for the Southern District of California. The majority of these suits contain allegations that Byetta caused or contributed to the plaintiffs' cancer (primarily pancreatic cancer or thyroid cancer). The federal MDL and coordinated California state trial courts granted summary judgment in our favor on claims pertaining to pancreatic cancer, and the plaintiffs have dismissed Lilly from their appeal of the MDL ruling (the parties still await the order of judgment in the Los Angeles County Superior Court). Most of the MDL and state court lawsuits have been dismissed as of November 2022.
Environmental Proceedings
Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as "Superfund," we have been designated as one of several potentially responsible parties with respect to the cleanup of fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup.
Other Matters
340B Litigation and Investigations
We are the plaintiff in a lawsuit filed in January 2021 in the U.S. District Court for the Southern District of Indiana against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, the Health Resources and Services Administration (HRSA), and the Administrator of HRSA. The lawsuit challenges the HHS's December 30, 2020 advisory opinion stating that drug manufacturers are required to deliver discounts under the 340B program to all contract pharmacies. We seek a declaratory judgment that the defendants violated the Administrative Procedures Act and the U.S. Constitution, a preliminary injunction enjoining implementation of the administrative dispute resolution process created by defendants and, with it, their application of the advisory opinion, and other related relief. In March 2021, the court entered an order preliminarily enjoining the government's enforcement of the administrative dispute resolution process against us. In May 2021, HRSA notified us that it determined that our policy was contrary to the 340B statute. In response, in May 2021, we filed a motion for preliminary injunction and temporary restraining order requesting that the U.S. District Court for the Southern District of Indiana enjoin defendants from taking any action against us relating to the 340B drug pricing program until after the court issues a final judgment on the aforementioned litigation. In May 2021, the court denied our motion for a temporary restraining order but deferred resolution of our motion for preliminary injunction. In June 2021, the defendants withdrew the HHS December 30, 2020 advisory opinion. In July 2021, the court held oral argument on the parties' cross motions for summary judgment, the defendants' motion to dismiss, and our motion for preliminary injunction related to HRSA's May 2021 enforcement letter. In October 2021, the court denied the defendants' motion to dismiss, and granted in part and denied in part the parties' cross motions for summary judgment. Both parties filed notices of appeal related to the court's summary judgment order. Oral argument took place in October 2022 in the U.S. Court of Appeals for the Seventh Circuit. This matter is ongoing.
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

In July 2021, we, along with Sanofi-Aventis U.S., LLC (Sanofi), Novo Nordisk Inc. (Novo Nordisk), and AstraZeneca Pharmaceuticals LP, were named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Western District of New York by Mosaic Health, Inc. alleging antitrust and unjust enrichment claims related to the defendants' 340B distribution programs. We, with Sanofi and Novo Nordisk, filed a motion to dismiss the lawsuit, which was granted in September 2022. In October 2022, the plaintiffs filed a motion for leave to amend their complaint. This matter is ongoing.
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
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
First initiated in 2008, our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a Public Civil Action brought by the Labor Public Attorney (LPA) for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, (the Labor Court) alleging possible harm to employees and former employees caused by alleged exposure to soil and groundwater contaminants at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the Labor Court judge ruled against Lilly Brasil, ordering it to undertake several remedial and compensatory actions including health coverage for a class of individuals and certain of their children. In July 2018, the appeals court (TRT) generally affirmed our appeal of the Labor Court's ruling, which included a liquidated award of 300 million Brazilian real, which, when adjusted for inflation and the addition of pre and post judgment interest using the current Central Bank of Brazil's special system of clearance and custody rate, is approximately one billion Brazilian real (approximately $185 million as of September 30, 2022). In August 2019, Lilly Brasil filed an appeal to the superior labor court (TST) and in June 2021, the TRT published its decision on the admissibility of Lilly Brasil's appeal, allowing the majority of the elements, which were allowed to proceed in June 2021; elements not proceeding are subject to an interlocutory appeal to the TST that was filed in June 2021. In September 2019, the TRT stayed a number of elements of its trial court decision pending the determination of Lilly Brasil's appeal to the TST.
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
Puerto Rico Tax Matter
In May 2013, the Municipality of Carolina in Puerto Rico (Municipality) filed a lawsuit against us alleging noncompliance with respect to a contract with the Municipality and seeking a declaratory judgment. In December 2020, the Puerto Rico Appellate Court (AP) reversed the summary judgment previously granted by the Court of First Instance (CFI) in our favor, dismissing the Municipality's complaint in its entirety. The AP remanded the case to the CFI for trial on the merits. The trial began in May 2022; however, the Municipality filed a new motion requesting the CFI to award damages. The request was denied by the CFI in our favor and the Municipality filed for revision at the AP, which we opposed, staying the case. This matter is ongoing.

Eastern District of Pennsylvania Pricing (Average Manufacturer Price) Inquiry
In November 2014, we, along with another pharmaceutical manufacturer, were named as co-defendants in United States et al. ex rel. Streck v. Takeda Pharm. Am., Inc., et al., which was filed in November 2014 and unsealed in the U.S. District Court for the Northern District of Illinois. The complaint alleges that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating average manufacturer prices. Following a trial in August 2022, the jury returned a verdict in favor of the plaintiff. The case is proceeding with post-trial motions after which the court will enter final judgment in the case. This matter is ongoing.
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
Pricing Litigation
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
In June 2021, the Mississippi Attorney General's Office initiated litigation against us, Sanofi, Novo Nordisk, Evernorth/ESI, CVS/Caremark, and United/Optum in the Hinds County, Mississippi Chancery Court, alleging state law consumer protection, unjust enrichment, and civil conspiracy claims. After the case was removed to federal court, we, along with the other defendants, filed a motion to dismiss the lawsuit, which was denied. This matter is ongoing.
In May 2022, the state of Arkansas filed suit against us Sanofi, Novo Nordisk, ESI, CVS/Caremark/Aetna, and Optum, asserting state law consumer protection, civil conspiracy, and unjust enrichment claims. The case has been removed to federal court and is ongoing.
In September 2022, the County of Albany, New York filed a suit against us, Sanofi, Novo Nordisk, Evernorth/ESI, CVS/Caremark and United/Optum asserting violations of federal RICO statute and state law claims for deceptive trade practices, unjust enrichment, and civil conspiracy. This matter is ongoing.

In September 2022, the State of Montana filed a suit against us, Sanofi, Novo Nordisk, Evernorth/ESI, Medco Health Solutions, CVS/Caremark and Optum asserting violations of the Montana Unfair Practices and Consumer Protection Act, unjust enrichment, and civil conspiracy. This matter is ongoing.
Investigations, Subpoenas, and Inquiries
In connection with the pricing and sale of our insulin and other products, we have been subject to various investigations and received subpoenas, civil investigative demand requests, information requests, interrogatories, and other inquiries from various governmental entities. These include subpoenas from the New York and Vermont Attorney General Offices, civil investigative demands from the Washington, New Mexico, Colorado, Illinois, Ohio Attorney General Offices, the Department of Justice and the Federal Trade Commission, as well as information requests from the Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada Attorney General Offices. In January 2022, the Michigan Attorney General filed a petition in Michigan state court seeking authorization to investigate Lilly for potential violations of the Michigan Consumer Protection Act (MCPA), and a complaint seeking a declaratory judgment that the Attorney General has authority to investigate Lilly's sale of insulin under the MCPA. The court authorized the proposed investigation and the issuance of civil investigative subpoenas. In April 2022, the parties entered into a stipulation providing that the State will not issue any civil investigative subpoena to us under the MCPA until the declaratory judgment action is resolved. In July 2022, the court dismissed the case in its entirety. The Michigan Attorney General filed a notice of appeal and an application to obtain review by the Michigan Supreme Court, which remain pending.
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
Research Corporation Technologies, Inc.
In April 2016, we were named as a defendant in litigation filed by Research Corporation Technologies, Inc. (RCT) in the U.S. District Court for the District of Arizona. RCT is seeking damages for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. In October 2021, the court issued a summary judgment decision finding in favor of RCT on certain issues, including with respect to a disputed royalty. Both parties filed motions for reconsideration, which were denied. We filed supplemental summary judgment motions. A trial date has not been set. Potential damages payable under the litigation, if finally awarded after an appeal, could be material but are not currently reasonably estimable. This matter is ongoing.

Note 10: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended September 30, 2022 and 2021:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2022	$(1,844.2)	$(27.9)	$(2,443.2)	$27.6	$(4,287.7)
Other comprehensive income (loss) before reclassifications	(165.1)	(24.9)	47.8	63.0	(79.2)
Net amount reclassified from accumulated other comprehensive loss	—	13.5	57.2	0.4	71.1
Net other comprehensive income (loss)	(165.1)	(11.4)	105.0	63.4	(8.1)
Balance at September 30, 2022	$(2,009.3)	$(39.3)	$(2,338.2)	$91.0	$(4,295.8)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2021	$(1,516.2)	$9.1	$(4,569.9)	$(210.1)	$(6,287.1)
Other comprehensive income (loss) before reclassifications	(8.0)	(2.4)	18.6	16.8	25.0
Net amount reclassified from accumulated other comprehensive loss	—	0.1	86.0	3.3	89.4
Net other comprehensive income (loss)	(8.0)	(2.3)	104.6	20.1	114.4
Balance at September 30, 2021	$(1,524.2)	$6.8	$(4,465.3)	$(190.0)	$(6,172.7)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the nine months ended September 30, 2022 and 2021:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(1,550.2)	$3.7	$(2,583.6)	$(213.0)	$(4,343.1)
Other comprehensive income (loss) before reclassifications	(459.7)	(55.5)	72.9	297.2	(145.1)
Net amount reclassified from accumulated other comprehensive loss	0.6	12.5	172.5	6.8	192.4
Net other comprehensive income (loss)	(459.1)	(43.0)	245.4	304.0	47.3
Balance at September 30, 2022	$(2,009.3)	$(39.3)	$(2,338.2)	$91.0	$(4,295.8)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Unrealized Net Gains (Losses) on Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Effective Portion of Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$(1,427.5)	$14.8	$(4,751.0)	$(332.7)	$(6,496.4)
Other comprehensive income (loss) before reclassifications	(96.7)	(8.8)	27.2	132.8	54.5
Net amount reclassified from accumulated other comprehensive loss	—	0.8	258.5	9.9	269.2
Net other comprehensive income (loss)	(96.7)	(8.0)	285.7	142.7	323.7
Balance at September 30, 2021	$(1,524.2)	$6.8	$(4,465.3)	$(190.0)	$(6,172.7)

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tax benefit (expense)	2022	2021	2022	2021
Foreign currency translation gains/losses	$(133.3)	$(39.0)	$(234.2)	$(92.3)
Unrealized net gains/losses on securities	3.4	0.8	13.1	3.8
Defined benefit pension and retiree health benefit plans	(22.4)	(28.2)	(73.2)	(79.7)
Effective portion of cash flow hedges	(16.9)	(5.4)	(80.8)	(37.9)
Benefit (expense) for income taxes allocated to other comprehensive income (loss) items	$(169.2)	$(71.8)	$(375.1)	$(206.1)
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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2022	2021	2022	2021
Amortization of retirement benefit items:
Prior service benefits, net	$(13.1)	$(13.9)	$(39.2)	$(41.5)	Other–net, (income) expense
Actuarial losses, net	85.5	122.7	257.5	368.7	Other–net, (income) expense
Total before tax	72.4	108.8	218.3	327.2
Tax benefit	(15.2)	(22.8)	(45.8)	(68.7)	Income taxes
Net of tax	57.2	86.0	172.5	258.5

Other, net of tax	13.9	3.4	19.9	10.7	Other–net, (income) expense
Total reclassifications, net of tax	$71.1	$89.4	$192.4	$269.2

Note 11: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$81.5	$83.6	$247.6	$258.4
Interest income	(20.1)	(7.0)	(37.3)	(18.0)
Net investment (gains) losses on equity securities (Note 6)	123.3	246.8	667.6	(270.1)
Retirement benefit plans	(92.4)	(72.6)	(280.0)	(217.1)
Debt extinguishment loss (Note 6)	—	405.2	—	405.2
Other (income) expense	18.7	(20.1)	(17.0)	(34.1)
Other–net, (income) expense	$111.0	$635.9	$580.9	$124.3

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
We have received various regulatory authorizations, including Emergency Use Authorizations (EUA), for our COVID-19 therapies. We supplied the United States (U.S.) government approximately 810,000 doses of bebtelovimab during the nine months ended September 30, 2022. Beginning in the third quarter of 2022 and in collaboration with the U.S. government, we have made bebtelovimab commercially available for purchase by U.S. states/territories, hospitals, and certain other providers. We do not anticipate any further U.S. government orders. The U.S. Food and Drug Administration (FDA) has revised, and may in the future revise, any EUA for our COVID-19 therapies in response to the prevalence of variants against which our therapies have varying degrees of efficacy, including the new BQ variants. Based on early data, we do not believe that bebtelovimab will neutralize against the new BQ variants.
The COVID-19 pandemic has, and may continue to, adversely impact our business and operations. Strain on global transportation, logistics, manufacturing, and labor markets, including as aggravated by the pandemic and global unrest, the focus of resources on COVID-19, protective measures implemented to control the spread of COVID-19, and an increase in overall demand in our industry for certain resources and medicines, resulting in changed buying patterns, increased costs, and constrained supply, have negatively impacted and may continue to negatively impact the development, manufacturing, supply, distribution, and sales of our medicines.
The degree to which the COVID-19 pandemic and related challenges impact the development, manufacturing, supply, distribution, and sale of our medicines will depend on developments that are highly uncertain and beyond our knowledge or control.

Product Supply
Continued strong demand for Trulicity® in U.S. and international markets, partially due to the ongoing limited availability of competitor therapies, has challenged, and is expected to continue to challenge, our ability to meet demand in most international markets. In the U.S., as demand for Trulicity has continued to exceed historical levels, we anticipate tight supplies will persist until additional manufacturing capacity is operationalized, and U.S. wholesalers may experience intermittent restocking delays of Trulicity orders. Outside the U.S., we have implemented certain actions to minimize the impact to existing patients, but we expect to experience intermittent disruptions in our supply of Trulicity in international markets.
In addition, the uptake of Mounjaro® for type 2 diabetes following its launch in the U.S. has been very strong. We continue to carefully monitor demand, incretin competitor availability, and supply with a focus on access for Type 2 diabetes patients.
We anticipate that additional internal and contracted manufacturing capacity will become fully operational around the world in the next several years, with significant expansion in 2023, as part of our ongoing efforts to meet the significant demand for our incretin medicines.
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on risk factors that could impact our business and operations.
Financial Results
The following table summarizes our key operating results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent Change	2022	2021	Percent Change
Revenue	$6,941.6	$6,772.8	2	$21,239.6	$20,318.5	5
Gross margin	5,362.5	5,342.0	—	16,157.9	15,055.9	7
Gross margin as a percent of revenue	77.3%	78.9%		76.1%	74.1%
Research and development	$1,802.9	$1,705.3	6	$5,194.9	$5,032.4	3
Marketing, selling, and administrative	1,614.2	1,577.9	2	4,797.2	4,839.6	(1)
Acquired in-process research and development (IPR&D) and development milestones	62.4	177.6	(65)	668.4	532.4	26
Asset impairment, restructuring, and other special charges	206.5	—	NM	206.5	211.6	(2)
Other–net, (income) expense	111.0	635.9	(83)	580.9	124.3	NM
Net income	1,451.7	1,110.1	31	4,307.1	3,855.6	12
EPS - diluted	1.61	1.22	32	4.76	4.23	13
NM - not meaningful
Revenue increased for the three and nine months ended September 30, 2022, driven by increased volume, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates. Research and development expenses increased for the three and nine months ended September 30, 2022, primarily driven by higher development expenses for late-stage assets, partially offset by lower development expenses for COVID-19 antibodies and the favorable impact of foreign exchange rates. Marketing, selling, and administrative expenses increased for the three months ended September 30, 2022, primarily driven by increased costs associated with the launch of Mounjaro, partially offset by the favorable impact of foreign exchange rates. Marketing, selling, and administrative expenses decreased for the nine months ended September 30, 2022, primarily driven by the favorable impact of foreign exchange rates as well as reduced marketing costs in the first half of 2022, partially offset by increased costs associated with the launch of Mounjaro.

The following highlighted items also affect comparisons of our financial results for the three and nine months ended September 30, 2022 and 2021:
2022
Acquired IPR&D and Development Milestones (See Note 3 to the consolidated condensed financial statements)
•We recognized $62.4 million and $668.4 million of acquired IPR&D and development milestones for the three and nine months ended September 30, 2022, respectively. The charges for the nine months ended September 30, 2022 included the buy-out of substantially all future obligations that were contingent upon the occurrence of certain events linked to the success of our mutant-selective PI3kα inhibitor and a purchase of a Priority Review Voucher.
Asset Impairment, Restructuring, and Other Special Charges (See Note 5 to the consolidated condensed financial statements)
•We recognized charges of $206.5 million for the three and nine months ended September 30, 2022, primarily related to an intangible asset impairment for GBA1 Gene Therapy (PR001) due to changes in estimated launch timing.
Other-Net, (Income) Expense (See Note 11 to the consolidated condensed financial statements)
•We recognized $123.3 million and $667.6 million of net investment losses on equity securities for the three and nine months ended September 30, 2022, respectively.
2021
Cost of Sales (See Note 5 to the consolidated condensed financial statements)
•We recognized a net inventory impairment charge related to our COVID-19 antibodies of $435.1 million for the nine months ended September 30, 2021. As part of our response to the COVID-19 pandemic, and at the request of the U.S. and international governments, we invested in large-scale manufacturing of COVID-19 antibodies at risk, in order to ensure rapid access to patients around the world. As the COVID-19 pandemic evolved during 2021, we incurred a net inventory impairment charge primarily due to the combination of changes to demand from U.S. and international governments, including changes to our agreement with the U.S. government, and near-term expiry dates of COVID-19 antibodies.
Acquired IPR&D and Development Milestones (See Note 3 to the consolidated condensed financial statements)
•We recognized $177.6 million and $532.4 million of acquired IPR&D and development milestones for the three and nine months ended September 30, 2021, respectively. The charges for the nine months ended September 30, 2021 included acquired IPR&D charges resulting from business development transactions with Rigel Pharmaceuticals, Inc. (Rigel) and Precision Biosciences, Inc. (Precision).
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
•We recognized $246.8 million of net investment losses on equity securities for the three months ended September 30, 2021. We recognized $270.1 million of net investment gains on equity securities for the nine months ended September 30, 2021.

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

Compound	Indication	Status	Developments
Diabetes
Tirzepatide (Mounjaro)	Type 2 diabetes	Approved	Approved in the U.S. in the second quarter of 2022 and in Europe and Japan in the third quarter of 2022.
	Heart failure with preserved ejection fraction	Phase III	Phase III trials are ongoing.
	Obesity	Phase III
Granted FDA Fast Track designation(1) in October 2022. Announced in the second quarter of 2022 that the initial Phase III trial met co-primary and all key secondary endpoints. Phase III trials are ongoing.

	Obstructive sleep apnea	Phase III	Phase III trial initiated in the third quarter of 2022.
	Nonalcoholic steatohepatitis	Phase II	Phase II trial is ongoing.
Basal Insulin-Fc	Type 1 and 2 diabetes	Phase III	Phase III trials initiated in the first, second, and third quarters of 2022.
Orforglipron (GLP-1R NPA)	Obesity	Phase II	Phase II trials are ongoing.
Type 2 diabetes
Retatrutide (GGG Tri-Agonist)	Obesity	Phase II	Phase II trials are ongoing.
Type 2 diabetes
Immunology
Lebrikizumab(2)	Atopic dermatitis	Submitted	Granted FDA Fast Track designation(1). Submitted in the U.S. in the third quarter of 2022 and in Europe in October 2022. Phase III trials are ongoing.
Mirikizumab	Ulcerative colitis	Submitted	Submitted in the U.S. in first quarter of 2022 and in Europe and Japan in the second quarter of 2022.
	Crohn's Disease	Phase III	Phase III trials are ongoing.
ANGPTL3 siRNA	Cardiovascular disease	Phase II	Phase II trial initiated in the third quarter of 2022.
BTLA MAB Agonist	Systemic lupus erythematosus	Phase II	Phase II trial initiated in the second quarter of 2022.
CXCR1/2 Ligands Monoclonal Antibody	Hidradenitis suppurativa	Phase II	Phase II trial is ongoing.
Peresolimab (PD-1 MAB Agonist)	Rheumatoid arthritis	Phase II	Phase II trial is ongoing.
Rezpegaldesleukin (IL-2 Conjugate)	Systemic lupus erythematosus	Phase II	Phase II trial is ongoing.

Compound	Indication	Status	Developments
Neuroscience
Donanemab	Early Alzheimer's disease	Submitted
Granted FDA Breakthrough Therapy designation(3). Submitted in the U.S. in the second quarter of 2022. Received Priority Review designation under the accelerated approval pathway. Phase III trials are ongoing.

	Preclinical Alzheimer's disease	Phase III	Phase III trial is ongoing.
Remternetug	Early Alzheimer's disease	Phase III	Phase III trial initiated in the third quarter of 2022.
Solanezumab	Preclinical Alzheimer's disease	Phase III	Phase III trial is ongoing.
GBA1 Gene Therapy (PR001)	Parkinson's disease	Phase II	Granted FDA Fast Track designation(1). Phase II trial is ongoing.
GRN Gene Therapy (PR006)	Frontotemporal dementia	Phase II	Granted FDA Fast Track designation(1). Phase II trial is ongoing.
O-GlcNAcase Inh	Alzheimer's disease	Phase II	Phase II trial is ongoing.
SSTR4 Agonist	Pain	Phase II	Phase II trials are ongoing.
TRPA1 Antagonist	Pain	Phase II	Phase II trials are ongoing.
PACAP38 Antibody	Migraine	Discontinued	In the third quarter of 2022 based on the results of the Phase II trial, we discontinued development.
Oncology
Selpercatinib (Retevmo®)	Lung cancer	Approved(4)
Phase III trials are ongoing. In the third quarter of 2022, the FDA granted accelerated approval in tumor-agnostic RET fusion-positive advanced or metastatic solid tumors and traditional approval in locally advanced or metastatic RET fusion-positive non-small cell lung cancer.

	Thyroid cancer	Approved(4)	Phase III trial is ongoing.
Pirtobrutinib (LOXO-305)	Mantle cell lymphoma	Submitted	Submitted in the U.S. in second quarter of 2022. Received Priority Review designation under the accelerated approval pathway. Phase III trial is ongoing.
	Chronic lymphocytic leukemia	Phase III	Phase III trials are ongoing.
	B-cell malignancies	Phase II	Phase II trial is ongoing.
Imlunestrant	ER+HER2- metastatic breast cancer	Phase III	Phase III trial is ongoing.
(1) Fast Track designation is designed to facilitate the development and expedite the review of medicines to treat serious conditions and fill an unmet medical need.
(2) In collaboration with Almirall, S.A. in Europe.
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

Compound	Indication	Status	Developments
Diabetes
Empagliflozin (Jardiance®)(1)	Heart failure with preserved ejection fraction	Approved	Approved in the U.S. and Europe in the first quarter of 2022 and in Japan in the second quarter of 2022.
	Chronic kidney disease	Phase III	Granted FDA Fast Track designation(2). In the first quarter of 2022 the Independent Data Monitoring Committee recommended stopping the Phase III trial early due to clear positive efficacy.
Immunology
Baricitinib (Olumiant®)	Alopecia areata	Approved	Approved in the U.S., Europe, and Japan in the second quarter of 2022.
	COVID-19	Approved	Approved in the U.S. in the second quarter of 2022.
Oncology
Abemaciclib (Verzenio®)	Prostate cancer	Phase III	Phase III trials are ongoing.
(1) In collaboration with Boehringer Ingelheim.
(2) Fast Track designation is designed to facilitate the development and expedite the review of medicines to treat serious conditions and fill an unmet medical need.
Other Matters
Patent Matters
We depend on patents or other forms of intellectual property protection for most of our revenue, cash flows, and earnings.
Following the June 2021 loss of patent exclusivity for Alimta® in Europe and Japan, we faced, and expect to continue to face, generic competition that has rapidly and severely eroded revenue, and we expect will continue to erode revenue from current levels. In addition, as a result of the entry of multiple generics in the U.S. following the loss of patent and pediatric exclusivity in May 2022, we began facing, and expect to continue to face, additional generic competition that has eroded revenue, and we expect will continue to rapidly and severely erode revenue from current levels. This decline in revenue has had and will have a material adverse effect on our consolidated results of operations and cash flows. See Note 9 to the consolidated condensed financial statements for a description of legal proceedings currently pending regarding certain of our patents.
Our compound patents for Humalog® (insulin lispro) have expired in the U.S. and major international markets, and we have also introduced lower-priced versions of Humalog as part of our insulin affordability solutions. A competitor has a similar version of insulin lispro in the U.S. and in certain European markets. Due to the impact of competition and pricing pressure in the U.S. and some international markets, we expect that lower revenue due to realized price decline will continue over time.
Our formulation and use patents for Forteo® have expired in major markets. We expect further decline in revenue as a result of the entry of generic and biosimilar competition due to the loss of patent exclusivity in major markets.
Foreign Currency Exchange Rates
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and Chinese yuan. While we seek to manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a material impact, either positive or negative, on our consolidated results of operations in any given period. During the three and nine months ended September 30, 2022, revenue was unfavorably impacted by 4 percent and 3 percent, respectively, due to foreign exchange rates. While there is uncertainty in the future movements in foreign exchange rates, fluctuations in these rates have, and we currently expect in the near-term future will, adversely impact our consolidated results of operations and cash flows.

Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
Global concern over access to and affordability of pharmaceutical products continues to drive regulatory and legislative debate and action, as well as worldwide cost containment efforts by governmental authorities. Such measures include the use of mandated discounts, price reporting requirements, mandated reference prices, restrictive formularies, changes to available intellectual property protections, as well as other efforts. In August 2022, the U.S. government enacted the Inflation Reduction Act (IRA). Among other measures, the IRA will allow the U.S. Department of Health and Human Services to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Generally, these government prices apply nine (medicines approved under a New Drug Application) or thirteen (medicines approved under a Biologics License Application) years following initial FDA approval and will be capped at a statutory ceiling price that is likely to represent a significant discount from average prices to wholesalers and direct purchasers. It is too soon to tell how the U.S. government will set these prices as the law specifies a ceiling price, but not a minimum or floor price. One or more significant Lilly products may be selected, which would have the effect of accelerating revenue erosion prior to patent expiry. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.
Other of the IRA’s provisions provide for penalties on drug manufacturers that increase prices of certain Medicare Part B and Part D medicines at a rate greater than the rate of inflation and replace the Part D coverage gap discount program with a new manufacturer discounting program. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA takes effect progressively starting in 2023, with the first government set prices effective in 2026. The IRA may meaningfully influence our and pharmaceutical industry business strategies. In particular it may reduce the attractiveness of investment in small molecule innovation. Provisions of the IRA may be subject to legal challenges or other reformation, and the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. Additional policies, regulations, legislation, or enforcement, including those proposed and/or pursued by the U.S. Congress and executive branch of the U.S. administration and other regulatory authorities worldwide, could adversely impact our business and consolidated results of operations.
Consolidation of private payors in the U.S. has also significantly impacted the market for pharmaceuticals by increasing payor leverage in negotiating manufacturer price concessions and pharmacy reimbursement rates. Furthermore, restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private payers, such as the Centers for Medicare & Medicaid Services' National Coverage Determination for monoclonal antibodies for the treatment of Alzheimer's Disease, may adversely impact our business and consolidated results of operations. We expect that these actions may intensify and could particularly affect certain products, such as insulin, as governments manage and emerge from the COVID-19 pandemic, which could adversely affect our business. In addition, we are engaged in litigation and investigations related to our 340B program and access to insulin that, if resolved adversely to us, could negatively impact our business and consolidated results of operations. It is not currently possible to predict the overall potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts worldwide.
Evolving regulatory priorities have also intensified governmental scrutiny of our operations and our industry, including with respect to current Good Manufacturing Practices, quality assurance, and similar regulations, and increased focus on business combinations in our industry. Any regulatory issues concerning these matters could lead to regulatory and legal actions, product recalls and seizures, fines and penalties, interruption of production leading to product shortages, import bans or denials of import certifications, delays or denials in the approvals of new products or supplemental approvals of current products pending resolution of the issues, impediments to the completion of business combinations, and reputational harm, any of which would adversely affect our business.
See "Business - Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. See also Note 9 to the consolidated condensed financial statements.

Tax Matters
We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. In 2017, the U.S. enacted the Tax Cuts and Jobs Act (the 2017 Tax Act), which contains a provision that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022. Previously, these expenses could be deducted in the year incurred. The implementation of this provision has increased, and is expected to continue to increase, our 2022 cash payments of income taxes and subsequently decrease our cash payments of income taxes moderately over the five-year amortization period. We expect the implementation of this provision to impact our 2022 cash payments of income taxes by up to $1.50 billion. For the three and nine months ended September 30, 2022, the implementation of this provision favorably impacted other tax items that decreased our effective tax rate by approximately 4 percentage points. If this provision of the 2017 Tax Act is deferred or repealed by the U.S. Congress effective for 2022, we expect our effective tax rate to be approximately 13 percent to 14 percent for 2022.
The U.S. and countries around the world are actively considering and enacting tax law changes. Tax proposals have been introduced by the U.S. Congress and the U.S. administration containing significant changes, including increases to the tax rates at which both domestic and foreign income of U.S. companies would be taxed. In addition, tax authorities in the U.S. and other jurisdictions in which we do business routinely examine our tax returns and are intensifying their scrutiny and examinations of profit allocations among jurisdictions. Further, actions taken with respect to tax-related matters by associations, such as the Organisation for Economic Co-operation and Development and the European Commission, could influence tax laws in countries in which we operate. Changes to existing tax law and increased scrutiny by tax authorities in the U.S. and other jurisdictions could adversely impact our future consolidated results of operations and cash flows.
Acquisitions
We opportunistically invest in external research and technologies that we believe complement and strengthen our own efforts. These investments can take many forms, including acquisitions, collaborations, investments, and licensing arrangements. We view our business development activity as a way to enhance our pipeline and strengthen our business.
See Note 3 to the consolidated condensed financial statements for further discussion regarding our recent acquisitions.

Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Percent Change	2022	2021	Percent Change
U.S.	$4,422.1	$3,989.6	11	$13,531.5	$11,635.1	16
Outside U.S.	2,519.4	2,783.3	(9)	7,708.1	8,683.4	(11)
Revenue	$6,941.6	$6,772.8	2	$21,239.6	$20,318.5	5
Numbers may not add due to rounding.

The following are components of the change in revenue compared with the prior year:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	15%	13%	14%	20%	7%	15%
Price	(4)	(12)	(7)	(4)	(11)	(7)
Foreign exchange rates	—	(11)	(4)	—	(7)	(3)
Percent change	11%	(9)%	2%	16%	(11)%	5%
Numbers may not add due to rounding.
In the U.S. for the three and nine months ended September 30, 2022, the increase in volume was primarily driven by COVID-19 antibodies, Trulicity, Verzenio, Jardiance, Taltz®, and Mounjaro, partially offset by decreased volume for Alimta, resulting from the entry of multiple generics in the second quarter of 2022, and for Olumiant, due to the decline in utilization for COVID-19 treatment. In the U.S. for the three and nine months ended September 30, 2022, the decrease in realized prices was primarily driven by Humalog, due to a list price reduction of insulin lispro injection and unfavorable segment mix, and by Trulicity, due to unfavorable segment mix and higher contracted rebates. In the U.S. for the three months ended September 30, 2022, the decrease in realized prices for Trulicity was partially offset by changes to estimates for rebates and discounts.
Outside the U.S. for the three and nine months ended September 30, 2022, the increase in volume was primarily driven by Verzenio, Trulicity, Tyvyt®, Jardiance, and Taltz, partially offset by Alimta and Cymbalta® resulting from generic competition. Additionally outside the U.S. for the three and nine months ended September 30, 2022, we recognized revenue related to a sales collaboration agreement for the right to sell and distribute Mounjaro in Japan. Outside the U.S. for the nine months ended September 30, 2022, the increase in volume was also partially offset by decreased sales of COVID-19 antibodies and the sale of the rights to Cialis® in China in the second quarter of 2021. Outside the U.S. for the three and nine months ended September 30, 2022, the decrease in realized prices was primarily driven by the impact of government pricing in China from the National Reimbursement Drug List (NRDL) formulary for certain products, particularly Tyvyt and Verzenio, and volume-based procurement (VBP) for Humalog.

The following table summarizes our revenue activity by product for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
Product	U.S.	Outside U.S.	Total	Total	Percent Change
Trulicity	$1,418.3	$432.0	$1,850.4	$1,600.1	16
Taltz	493.8	186.1	679.9	593.1	15
Verzenio	414.8	202.9	617.7	335.5	84
Jardiance(1)	350.9	222.4	573.3	390.4	47
Humalog(2)	248.1	198.8	447.0	626.7	(29)
COVID-19 antibodies(3)	386.6	—	386.6	217.1	78
Humulin®	169.5	68.7	238.2	286.7	(17)
Cyramza®	87.5	144.6	232.1	253.4	(8)
Basaglar®	124.8	68.1	193.0	192.8	—
Mounjaro	97.3	90.0	187.3	—	NM
Olumiant(4)	22.9	160.0	182.9	406.9	(55)
Forteo	112.7	64.4	177.1	200.9	(12)
Emgality®	114.0	54.6	168.5	140.0	20
Erbitux®	126.3	18.7	144.9	134.3	8
Alimta	64.6	54.8	119.4	457.0	(74)
Cialis	8.1	107.7	115.7	130.9	(12)
Zyprexa®	8.0	73.4	81.4	101.7	(20)
Tyvyt	—	76.8	76.8	125.6	(39)
Cymbalta	7.8	54.9	62.7	132.0	(53)
Other products	166.1	240.5	406.7	447.7	(9)
Revenue	$4,422.1	$2,519.4	$6,941.6	$6,772.8	2
Numbers may not add due to rounding.
NM - not meaningful
(1) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(2) Humalog revenue includes insulin lispro.
(3) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.
(4) Olumiant revenue includes sales for baricitinib that were made pursuant to EUA or similar regulatory authorizations.

The following table summarizes our revenue activity by product for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022			2021
Product	U.S.	Outside U.S.	Total	Total	Percent Change
Trulicity	$4,162.4	$1,341.1	$5,503.5	$4,588.2	20
COVID-19 antibodies(1)	1,970.9	14.7	1,985.5	1,176.2	69
Taltz	1,212.6	561.6	1,774.2	1,565.4	13
Verzenio	1,100.5	575.1	1,675.6	945.8	77
Humalog(2)	855.8	656.4	1,512.3	1,851.3	(18)
Jardiance(3)	831.4	622.4	1,453.7	1,058.9	37
Humulin	562.3	223.1	785.4	923.8	(15)
Cyramza	259.3	434.3	693.6	762.5	(9)
Alimta	490.5	200.5	691.1	1,626.6	(58)
Olumiant(4)	104.6	520.1	624.7	809.1	(23)
Basaglar	339.9	218.8	558.7	650.1	(14)
Cialis	25.8	454.7	480.4	538.7	(11)
Emgality	330.8	144.4	475.2	415.7	14
Forteo	261.4	191.7	453.0	617.8	(27)
Erbitux	361.0	47.4	408.3	403.7	1
Zyprexa	26.2	235.5	261.7	292.8	(11)
Tyvyt	—	235.8	235.8	340.2	(31)
Cymbalta	25.0	194.3	219.3	484.3	(55)
Mounjaro	109.9	93.3	203.2	—	NM
Other products	501.1	743.0	1,244.2	1,267.3	(2)
Revenue	$13,531.5	$7,708.1	$21,239.6	$20,318.5	5
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

Revenue of Trulicity, a treatment for type 2 diabetes and to reduce the risk of major adverse cardiovascular events in adult patients with type 2 diabetes and established cardiovascular disease or multiple cardiovascular risk factors, increased 18 percent in the U.S. during the three months ended September 30, 2022, driven by increased demand, partially offset by lower realized prices. The lower realized prices in the U.S. for the three months ended September 30, 2022 were due to unfavorable segment mix and higher contracted rebates, partially offset by changes to estimates for rebates and discounts. Revenue in the U.S. increased 20 percent during the nine months ended September 30, 2022, driven by increased demand, partially offset by lower realized prices due to unfavorable segment mix and higher contracted rebates. Revenue outside the U.S. increased 8 percent and 19 percent during the three and nine months ended September 30, 2022, respectively, driven by increased demand, partially offset by the unfavorable impact of foreign exchange rates and, to a lesser extent, lower realized prices.

Revenue of COVID-19 antibodies, treatments for mild to moderate COVID-19 for higher-risk patients and for post-exposure prophylaxis in certain individuals for the prevention of SARS-CoV-2 infection, was $386.6 million and $1.97 billion in the U.S. during the three and nine months ended September 30, 2022, respectively. Revenue outside the U.S. was not material during the three and nine months ended September 30, 2022. The availability of superior or competitive therapies, including therapies that can be administered more easily, or preventative measures, such as vaccines, coupled with the unpredictable nature of pandemics, have and could further negatively impact or eliminate demand for these COVID-19 antibodies. The FDA has revised, and may in the future revise, any EUA for our COVID-19 antibodies in response to the prevalence of variants against which our antibodies have varying degrees of efficacy, including the new BQ variants. Based on early data, we do not believe that bebtelovimab will neutralize against the new BQ variants. We supplied the U.S. government approximately 810,000 doses of bebtelovimab during the nine months ended September 30, 2022. Beginning in the third quarter of 2022 and in collaboration with the U.S. government, we have made bebtelovimab commercially available for purchase by U.S. states/territories, hospitals, and certain other providers. We do not anticipate any further U.S. government orders.
Revenue of Taltz, a treatment for moderate-to-severe plaque psoriasis, active psoriatic arthritis, ankylosing spondylitis, and active non-radiographic axial spondyloarthritis, increased 17 percent and 13 percent in the U.S. during the three and nine months ended September 30, 2022, respectively, driven by increased demand, partially offset by lower realized prices. Revenue outside the U.S. increased 9 percent and 14 percent during the three and nine months ended September 30, 2022, respectively, driven by increased volume, partially offset by unfavorable impact of foreign exchange rates and lower realized prices.
Revenue of Verzenio, a treatment for HR+, HER2- metastatic breast cancer and high risk early breast cancer, increased $215.1 million and $518.4 million in the U.S. during the three and nine months ended September 30, 2022, respectively, primarily driven by increased demand. Revenue outside the U.S. increased 49 percent and 58 percent during the three and nine months ended September 30, 2022, respectively, driven by increased demand, partially offset by lower realized prices due to the impact of the NRDL formulary in China and the unfavorable impact of foreign exchange rates.
Revenue of Humalog, an injectable human insulin analog for the treatment of diabetes, decreased 29 percent and 15 percent in the U.S. during the three and nine months ended September 30, 2022, respectively, driven by lower realized prices due to a list price reduction of insulin lispro injection and unfavorable segment mix. Revenue outside the U.S. decreased 29 percent and 22 percent during the three and nine months ended September 30, 2022, respectively, driven by lower realized prices due to the impact of VBP in China and the unfavorable impact of foreign exchange rates. Due to the impact of competition and pricing pressure in the U.S. and some international markets, we expect that lower revenue due to realized price decline will continue over time.
Revenue of Jardiance, a treatment for type 2 diabetes, to reduce the risk of cardiovascular death in adult patients with type 2 diabetes and established cardiovascular disease, and to reduce the risk of cardiovascular death and hospitalization for heart failure in adults with heart failure, regardless of left ventricular ejection fraction, increased 59 percent and 47 percent in the U.S. during the three and nine months ended September 30, 2022, respectively, primarily driven by increased demand. The increase in revenue in the U.S. during the three months ended September 30, 2022 was also driven by changes to estimates for rebates and discounts. Revenue outside the U.S. increased 31 percent and 26 percent during the three and nine months ended September 30, 2022, respectively, primarily driven by increased demand, partially offset by the unfavorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Revenue of Alimta, a treatment for various cancers, decreased 78 percent and 46 percent in the U.S. during the three and nine months ended September 30, 2022, respectively, primarily driven by decreased demand due to the entry of multiple generics in the second quarter of 2022. Revenue outside the U.S. decreased 66 percent and 72 percent during the three and nine months ended September 30, 2022, respectively, largely driven by decreased demand due to generic competition. Following the June 2021 loss of patent exclusivity for Alimta in Europe and Japan, we faced, and expect to continue to face, generic competition that has rapidly and severely eroded revenue, and we expect will continue to erode revenue from current levels. In addition, as a result of the entry of multiple generics in the U.S. following the loss of patent and pediatric exclusivity in May 2022, we began facing, and expect to continue to face, additional generic competition that has eroded revenue, and we expect will continue to rapidly and severely erode revenue from current levels. See "Executive Overview - Other Matters- Patent Matters" for additional information.

Gross Margin, Costs, and Expenses
Gross margin as a percent of revenue decreased 1.6 percentage points to 77.3 percent and increased 2.0 percentage points to 76.1 percent for the three and nine months ended September 30, 2022, respectively. The decrease in the gross margin percent for the three months ended September 30, 2022 was primarily driven by a benefit in the gross margin for the three months ended September 30, 2021 due to the partial reversal of inventory impairment charges related to our COVID-19 antibodies that were recognized in the first and second quarters of 2021. The partial reversal of inventory impairment charges related to our COVID-19 antibodies was driven by an unexpected increase in our COVID-19 antibodies sales as the COVID-19 pandemic evolved during the third quarter of 2021. The increase in gross margin percent for the nine months ended September 30, 2022 was primarily driven by a net inventory impairment charge related to our COVID-19 antibodies recognized in 2021. Additionally, for the three and nine months ended September 30, 2022, lower realized prices and increased expenses due to inflation and logistics costs were offset by favorable product mix, including the impact of lower sales of Olumiant for the treatment of COVID-19, and the favorable impact of foreign exchange rates.
Research and development expenses increased 6 percent to $1.80 billion and 3 percent to $5.19 billion for the three and nine months ended September 30, 2022, respectively, primarily driven by higher development expenses for late-stage assets, partially offset by lower development expenses for COVID-19 antibodies and the favorable impact of foreign exchange rates.
Marketing, selling, and administrative expenses increased 2 percent to $1.61 billion for the three months ended September 30, 2022, primarily driven by increased costs associated with the launch of Mounjaro, partially offset by the favorable impact of foreign exchange rates. Marketing, selling, and administrative expenses decreased 1 percent to $4.80 billion for the nine months ended September 30, 2022, primarily driven by the favorable impact of foreign exchange rates as well as reduced marketing costs in the first half of 2022, partially offset by increased costs associated with the launch of Mounjaro.
We plan to take compensatory actions to improve retention and address wage inflation which will impact our costs and consolidated results of operations.
We recognized $62.4 million and $668.4 million of acquired IPR&D and development milestones for the three and nine months ended September 30, 2022, respectively. The charges for the nine months ended September 30, 2022 included the buy-out of substantially all future obligations that were contingent upon the occurrence of certain events linked to the success of our mutant-selective PI3kα inhibitor and a purchase of a Priority Review Voucher. We recognized $177.6 million and $532.4 million of acquired IPR&D and development milestones for the three and nine months ended September 30, 2021, respectively. The charges for the nine months ended September 30, 2021 included acquired IPR&D charges from business development transactions with Rigel and Precision. See Note 3 to the consolidated condensed financial statements for additional information.
We recognized asset impairment, restructuring, and other special charges of $206.5 million for the three and nine months ended September 30, 2022, primarily related to an intangible asset impairment for GBA1 Gene Therapy (PR001) due to changes in estimated launch timing. There were no asset impairment, restructuring, and other special charges recognized for the three months ended September 30, 2021. We recognized asset impairment, restructuring, and other special charges of $211.6 million for the nine months ended September 30, 2021, primarily related to an intangible asset impairment resulting from the sale of the rights to Qbrexza, as well as acquisition and integration costs associated with the acquisition of Prevail. See Note 5 to the consolidated condensed financial statements for additional information.
Other–net, (income) expense was expense of $111.0 million and $580.9 million for the three and nine months ended September 30, 2022, respectively, compared with expense of $635.9 million and $124.3 million for the three and nine months ended September 30, 2021, respectively. The decrease in other expense for the three months ended September 30, 2022 was primarily driven by a debt extinguishment loss of $405.2 million related to the repurchase of debt in 2021, as well as lower net investment losses on equity securities in 2022 compared to 2021. The increase in other expense for the nine months ended September 30, 2022 was primarily driven by net investment losses on equity securities in 2022 compared with net investment gains on equity securities in 2021, partially offset by a debt extinguishment loss of $405.2 million related to the repurchase of debt in 2021.

The effective tax rates were 7.3 percent and 8.6 percent for the three and nine months ended September 30, 2022, respectively, reflecting the favorable tax impact of the implementation of a provision in the 2017 Tax Act that requires capitalization and amortization of research and development expenses for tax purposes starting in 2022, net investment losses on equity securities, and an intangible asset impairment charge. We expect our effective tax rate to be approximately 13 percent to 14 percent for 2022 if the capitalization and amortization of research and development expenses provision of the 2017 Tax Act is deferred or repealed by the U.S. Congress effective for 2022.
The effective tax rate was 10.9 percent for the three months ended September 30, 2021, reflecting the favorable tax impact of a debt extinguishment loss and of net investment losses on equity securities, partially offset by a net discrete tax detriment. The effective tax rate was 10.7 percent for the nine months ended September 30, 2021, reflecting the favorable tax impact of a net discrete tax benefit, a debt extinguishment loss, and a net inventory impairment charge related to our COVID-19 antibodies.

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
We plan to invest more than $2 billion over several years in two new facilities in Lebanon, Indiana to manufacture existing and future products and more than $1 billion over several years in a new facility in Concord, North Carolina to manufacture parenteral (injectable) products and devices. We plan to invest more than 400 million euro over several years in a new facility in Limerick, Ireland to expand our manufacturing network for biologic active ingredients. These investments, and other capital investments that support our operations, will result in capital expenditures being higher than recent historical levels for the next several years.
Cash and cash equivalents decreased to $2.62 billion as of September 30, 2022, compared with $3.82 billion as of December 31, 2021. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the nine months ended September 30, 2022 and 2021.
In addition to our cash and cash equivalents, we held total investments of $2.70 billion and $3.30 billion as of September 30, 2022 and December 31, 2021, respectively. See Note 6 to the consolidated condensed financial statements for additional information.
As of September 30, 2022, total debt was $15.89 billion, a decrease of $996.3 million compared with $16.88 billion as of December 31, 2021. See Note 6 to the consolidated condensed financial statements for additional information.
As of September 30, 2022, we had a total of $7.26 billion of unused committed bank credit facilities, $7.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the nine months ended September 30, 2022, we repurchased $1.50 billion of shares under our $5.00 billion share repurchase program authorized in May 2021. As of September 30, 2022, we had $3.25 billion remaining under this program.
During the nine months ended September 30, 2022, we paid dividends of $2.65 billion, or $2.94 per share, to our shareholders. In October 2022, we declared a dividend for the fourth quarter of 2022 of $0.98 per share on outstanding common stock. The dividend of approximately $882 million is payable on December 9, 2022 to shareholders of record at the close of business on November 15, 2022.
See "Executive Overview - Other Matters - Patent Matters" for information regarding recent losses of patent protection.
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
We routinely post important information for investors in the “Investors” section of our website, www.lilly.com. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. We may also use social media channels to communicate with investors and the public about our business, products and other matters, and those communications could be deemed to be material information. The information contained on, or that may be accessed through, our website or social media channels, is not incorporated by reference into, and is not a part of, this Quarterly Report on Form 10-Q.

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
Our management, with the participation of David A. Ricks, president and chief executive officer, and Anat Ashkenazi, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2021) as of September 30, 2022, and concluded that they were effective.
(b)Changes in Internal Controls. During the third quarter of 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the activity related to repurchases of our equity securities during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2022	—	$—	—	$3,250.0
August 2022	—	—	—	3,250.0
September 2022	—	—	—	3,250.0
Total	—	—	—
During the three months ended September 30, 2022, we did not repurchase any shares under our $5.00 billion share repurchase program authorized in May 2021.

Item 6. Exhibits
The following documents are filed as a part of this Quarterly Report:

Exhibit	Description
EXHIBIT 3.1	Amended Articles of Incorporation are incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 4, 2022

EXHIBIT 3.2	Bylaws, as amended, are incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 4, 2022

EXHIBIT 10.1	Form of Performance Award under the 2002 Lilly Stock Plan (with non-compete)(1)

EXHIBIT 10.2	Form of Shareholder Value Award under the 2002 Lilly Stock Plan (with non-compete)(1)

EXHIBIT 10.3	Form of Relative Value Award under the 2002 Lilly Stock Plan (with non-compete)(1)

EXHIBIT 31.1	Rule 13a-14(a) Certification of David A. Ricks, Chair, President, and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a) Certification of Anat Ashkenazi, Executive Vice President and Chief Financial Officer

EXHIBIT 32.	Section 1350 Certification

EXHIBIT 101.	Interactive Data Files (embedded within the Inline XBRL document)

EXHIBIT 104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ELI LILLY AND COMPANY
(Registrant)

Date:	November 1, 2022	/s/ Anat Ashkenazi
Anat Ashkenazi
Executive Vice President and Chief Financial Officer
Date:	November 1, 2022	/s/ Donald A. Zakrowski
Donald A. Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer