Form 10-Q
period 2023-03-31
ELI LILLY & Co
filed 2023-04-27
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of April 24, 2023:

Class	Number of Shares Outstanding
Common	949,272,933

Eli Lilly and Company
Form 10-Q
For the Quarter Ended March 31, 2023

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
•the impact and outcome of acquisitions and business development transactions and related costs;
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

More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2022, particularly under the caption "Risk Factors." Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and under Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K to be a complete statement of all potential risks and uncertainties.
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2023	2022
Revenue (Note 2)	$6,960.0	$7,810.0
Costs, expenses, and other:
Cost of sales	1,626.7	2,072.1
Research and development	1,985.1	1,610.1
Marketing, selling, and administrative	1,749.2	1,557.9
Acquired in-process research and development (Note 3)	105.0	165.6
Other–net, (income) expense (Note 10)	(35.7)	350.7
	5,430.3	5,756.4
Income before income taxes	1,529.7	2,053.6
Income taxes (Note 6)	184.8	150.7
Net income	$1,344.9	$1,902.9

Earnings per share:
Basic	$1.49	$2.11
Diluted	$1.49	$2.10

Shares used in calculation of earnings per share:
Basic	901.0	903.7
Diluted	903.3	906.4
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$1,344.9	$1,902.9
Other comprehensive income, net of tax (Note 9)	67.3	117.8
Comprehensive income	$1,412.2	$2,020.7
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 5)	$3,545.9	$2,067.0
Short-term investments (Note 5)	123.4	144.8
Accounts receivable, net of allowances of $14.0 (2023) and $16.0 (2022)	7,526.2	6,896.0
Other receivables	1,495.9	1,662.9
Inventories	4,544.8	4,309.7
Prepaid expenses and other current assets	3,575.2	2,954.1
Total current assets	20,811.4	18,034.5
Investments (Note 5)	2,750.4	2,901.8
Goodwill	4,073.1	4,073.0
Other intangibles, net	7,087.1	7,206.6
Deferred tax assets	3,406.7	2,792.9
Property and equipment, net of accumulated depreciation of $10,486.0 (2023) and $10,233.4 (2022)	10,546.2	10,144.0
Other noncurrent assets	4,488.1	4,337.0
Total assets	$53,163.0	$49,489.8
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$3.1	$1,501.1
Accounts payable	2,015.9	1,930.6
Employee compensation	739.7	1,059.8
Sales rebates and discounts	9,529.5	8,784.1
Dividends payable	—	1,017.2
Income taxes payable	1,528.3	475.1
Other current liabilities	2,193.5	2,370.3
Total current liabilities	16,010.0	17,138.2
Other Liabilities
Long-term debt	18,880.5	14,737.5
Accrued retirement benefits (Note 7)	1,313.0	1,305.1
Long-term income taxes payable	3,842.1	3,709.6
Other noncurrent liabilities	1,822.5	1,824.0
Total other liabilities	25,858.1	21,576.2
Commitments and Contingencies (Note 8)
Eli Lilly and Company Shareholders' Equity
Common stock	593.5	594.1
Additional paid-in capital	6,793.1	6,921.4
Retained earnings	10,639.3	10,042.6
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 9)	(3,777.3)	(3,844.6)
Cost of common stock in treasury	(45.0)	(50.5)
Total Eli Lilly and Company shareholders' equity	11,190.4	10,649.8
Noncontrolling interests	104.5	125.6
Total equity	11,294.9	10,775.4
Total liabilities and equity	$53,163.0	$49,489.8
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2022	954,116	$596.3	$6,833.4	$8,958.5	$(3,013.2)	$(4,343.1)	463	$(52.7)	$175.6
Net income (loss)				1,902.9					(36.6)
Other comprehensive income, net of tax						117.8
Retirement of treasury shares	(5,607)	(3.5)		(1,496.5)			(5,607)	1,500.0
Purchase of treasury shares							5,607	(1,500.0)
Issuance of stock under employee stock plans, net	2,096	1.3	(278.1)				(13)	2.2
Stock-based compensation			101.0
Other				4.5					(7.8)
Balance at March 31, 2022	950,605	$594.1	$6,656.3	$9,369.4	$(3,013.2)	$(4,225.3)	450	$(50.5)	$131.2

Balance at January 1, 2023	950,632	$594.1	$6,921.4	$10,042.6	$(3,013.2)	$(3,844.6)	450	$(50.5)	$125.6
Net income				1,344.9					10.0
Other comprehensive income, net of tax						67.3
Retirement of treasury shares	(2,299)	(1.4)		(748.6)			(2,299)	750.0
Purchase of treasury shares							2,299	(750.0)
Issuance of stock under employee stock plans, net	1,336	0.8	(259.5)				(48)	8.8
Stock-based compensation			131.2
Other				0.4				(3.3)	(31.1)
Balance at March 31, 2023	949,669	$593.5	$6,793.1	$10,639.3	$(3,013.2)	$(3,777.3)	402	$(45.0)	$104.5
(1) As of March 31, 2023, there was $2.50 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$1,344.9	$1,902.9
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	362.3	435.7
Change in deferred income taxes	(559.4)	(506.6)
Stock-based compensation expense	131.2	101.0
Net investment losses	14.2	426.1
Acquired in-process research and development	105.0	165.6
Other changes in operating assets and liabilities, net of acquisitions and divestitures	164.1	(34.3)
Other operating activities, net	168.3	32.6
Net Cash Provided by Operating Activities	1,730.6	2,523.0
Cash Flows from Investing Activities
Purchases of property and equipment	(668.5)	(365.4)
Proceeds from sales and maturities of short-term investments	61.5	26.7
Purchases of short-term investments	(23.0)	(14.6)
Proceeds from sales of and distributions from noncurrent investments	281.9	81.4
Purchases of noncurrent investments	(146.0)	(116.7)
Purchases of in-process research and development	(235.0)	(515.6)
Other investing activities, net	40.3	(133.4)
Net Cash Used for Investing Activities	(688.8)	(1,037.6)
Cash Flows from Financing Activities
Dividends paid	(1,017.2)	(885.5)
Net change in short-term borrowings	(1,498.0)	499.7
Proceeds from issuance of long-term debt	3,958.5	—
Repayments of long-term debt	—	(710.1)
Purchases of common stock	(750.0)	(1,500.0)
Other financing activities, net	(281.0)	(282.4)
Net Cash Provided by (Used for) Financing Activities	412.3	(2,878.3)
Effect of exchange rate changes on cash and cash equivalents	24.8	33.6
Net increase (decrease) in cash and cash equivalents	1,478.9	(1,359.3)
Cash and cash equivalents at January 1	2,067.0	3,818.5
Cash and Cash Equivalents at March 31	$3,545.9	$2,459.2
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. We issued our financial statements by filing them with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing of this Quarterly Report on Form 10-Q.
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
Acquired IPR&D includes the initial costs and development milestones incurred related to externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use. Development milestones are milestone payment obligations that are incurred prior to regulatory approval of the compound and are expensed when the event triggering an obligation to pay the milestone occurs.
Reclassifications
Certain reclassifications have been made to prior periods in the consolidated condensed financial statements and accompanying notes to conform with the current presentation. Development milestone payments related to externally developed IPR&D projects, acquired directly in a transaction other than a business combination, were previously included in cash flows from operating activities in the consolidated condensed statements of cash flows and are now included in purchases of IPR&D in cash flows from investing activities. The reclassification resulted in an increase to net cash provided by operating activities and net cash used in investing activities of $23.8 million for the three months ended March 31, 2022.

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended March 31,
	2023	2022
Net product revenue	$6,238.2	$7,132.9
Collaboration and other revenue(1)	721.8	677.1
Revenue	$6,960.0	$7,810.0
(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $25.1 million and $53.2 million during the three months ended March 31, 2023 and 2022, respectively.
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
Adjustments to Revenue
Adjustments to increase revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were less than 1 percent of U.S. revenue during each of the three months ended March 31, 2023 and 2022.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	March 31, 2023	December 31, 2022
Contract liabilities	$220.3	$219.2
During the three months ended March 31, 2023 and 2022, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue by product for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Revenue—to unaffiliated customers:
Diabetes:
Trulicity®	$1,547.4	$429.7	$1,977.1	$1,313.9	$427.4	$1,741.3
Jardiance(1)	329.4	248.1	577.5	229.8	189.7	419.4
Mounjaro®	536.4	32.0	568.5	—	—	—
Humalog® (2)	271.6	189.3	460.9	368.9	249.3	618.2
Humulin®	198.8	53.2	252.0	190.4	82.8	273.2
Basaglar®	135.4	73.9	209.3	119.3	72.2	191.5
Other diabetes	56.0	89.2	145.1	54.3	90.2	144.6
Total diabetes	3,075.0	1,115.4	4,190.4	2,276.6	1,111.6	3,388.2

Oncology:
Verzenio®	461.1	289.8	750.9	301.5	167.9	469.4
Cyramza®	100.6	136.1	236.8	79.2	151.1	230.3
Erbitux®	118.8	11.1	129.9	109.7	13.0	122.7
Alimta®	20.1	38.1	58.2	254.3	89.7	343.9
Other oncology	52.8	127.5	180.2	39.0	147.5	186.7
Total oncology	753.4	602.6	1,356.0	783.7	569.2	1,353.0

Immunology:
Taltz®	312.2	214.8	527.0	307.2	180.8	488.1
Olumiant® (3)	42.3	186.5	228.9	71.3	184.3	255.6
Other immunology	—	22.0	22.0	—	4.5	4.5
Total immunology	354.5	423.3	777.8	378.5	369.6	748.1

Neuroscience:
Emgality®	108.7	45.6	154.3	108.3	41.0	149.3
Other neuroscience	35.8	170.4	206.2	45.1	203.4	248.4
Total neuroscience	144.5	216.0	360.5	153.4	244.4	397.7

Other:
Forteo®	70.7	51.7	122.3	70.2	67.3	137.4
Cialis®	7.6	92.7	100.3	6.9	210.8	217.7
COVID-19 antibodies(4)	—	—	—	1,455.2	14.7	1,469.8
Other	30.5	22.2	52.8	50.1	47.8	98.1
Total other	108.7	166.6	275.3	1,582.4	340.6	1,923.0
Revenue	$4,436.2	$2,523.9	$6,960.0	$5,174.6	$2,635.4	$7,810.0
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

The following table summarizes revenue by geographical area:

	Three Months Ended March 31,
	2023	2022
Revenue—to unaffiliated customers(1):
U.S.	$4,436.2	$5,174.6
Europe	1,090.9	1,067.3
Japan	387.2	410.2
China	372.7	406.5
Other foreign countries	673.1	751.5
Revenue	$6,960.0	$7,810.0
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer.

Note 3: Acquisitions and Divestitures
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
In December 2022, we completed the acquisition of Akouos, Inc. (Akouos). This transaction, as further discussed below in Acquisition of a Business, was accounted for as a business combination under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated condensed financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets, where applicable, has been recorded as goodwill. The results of operations of this acquisition is included in our consolidated condensed financial statements from the date of acquisition.
We also acquired assets in development which are further discussed below in Asset Acquisitions. Upon each acquisition, the cost allocated to acquired IPR&D was immediately expensed if the compound has no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound are expensed as acquired IPR&D when the event triggering an obligation to pay the milestone occurs. We recognized acquired IPR&D charges of $105.0 million and $165.6 million for the three months ended March 31, 2023 and 2022, respectively.
Acquisition of a Business
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
(3) See Note 5 for a discussion on the estimation of the CVR liability.
The results of operations attributable to Akouos for the three months ended March 31, 2023 were immaterial.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three months ended March 31, 2022.
Asset Acquisitions
In February 2022, we acquired a Priority Review Voucher from BioMarin Pharmaceutical Inc. for $110.0 million. We recognized no other significant acquired IPR&D charges during the three months ended March 31, 2023 and 2022.
Subsequent Events - Divestitures
In April 2023, we entered into an agreement to sell the rights of the olanzapine portfolio, including Zyprexa®, to Cheplapharm Arzneimittel GmbH. Under the terms of the agreement, we will receive $1.05 billion in cash upon successful closing of the transaction and an additional $305 million in cash upon the one year anniversary of closing. We are also eligible to receive milestone payments of up to $50 million in aggregate.
In April 2023, we entered into an agreement to sell the rights of Baqsimi® to Amphastar Pharmaceuticals, Inc. Under the terms of the agreement, we will receive $500 million in cash upon successful closing of the transaction and an additional $125 million in cash upon the one year anniversary of closing. We are also eligible to receive sales-based milestone payments of up to $450 million in aggregate.
These transactions are subject to customary closing conditions and regulatory approval.

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
Boehringer Ingelheim Diabetes Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of diabetes compounds. Currently included in the collaboration are Boehringer Ingelheim's oral diabetes products: Jardiance, Glyxambi, Synjardy, Trijardy XR, Trajenta, and Jentadueto® as well as our basal insulins, Basaglar and Rezvoglar®. Glyxambi, Synjardy, and Trijardy XR are included in the Jardiance product family. Jentadueto is included in the Trajenta product family. Rezvoglar is included in the Basaglar product family.
In connection with the regulatory approvals of Jardiance, Trajenta, and Basaglar in the U.S., Europe, and Japan, milestone payments made for Jardiance and Trajenta were capitalized as intangible assets and are being amortized to cost of sales, and milestone payments received for Basaglar were recorded as contract liabilities and are being amortized to collaboration and other revenue. The milestones pertaining to Jardiance and Trajenta are being amortized through their respective term under the collaboration, which, depending on country or region, is determined based on the latest to occur of (a) a defined number of years following launch date, (b) the expiration of the compound patent, or (c) the expiration of marketing authorization exclusivity. The milestones pertaining to Basaglar are being amortized through 2029. The table below summarizes the net milestones capitalized with respect to the Jardiance and Trajenta families of products and the net milestones deferred with respect to the Basaglar product family as of March 31, 2023 and December 31, 2022:

	Net Milestones Capitalized (Deferred)(1)
	March 31, 2023	December 31, 2022
Jardiance	$111.2	$116.2
Trajenta	57.3	63.5
Basaglar	(126.0)	(130.6)
(1) This represents the amounts that have been capitalized (deferred) from the start of this collaboration through the end of the reporting period, net of amount amortized.
For the Jardiance product family, we and Boehringer Ingelheim generally share equally the ongoing development and commercialization costs in the most significant markets, and we record our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. We receive a royalty on net sales of Boehringer Ingelheim's products in the most significant markets and recognize the royalty as collaboration and other revenue. Boehringer Ingelheim is entitled to potential performance payments depending on the net sales of the Jardiance product family; therefore, our reported revenue for Jardiance may be reduced by any potential performance payments we make related to this product family. The royalty received by us related to the Jardiance product family may also be increased or decreased depending on whether net sales for this product family exceed or fall below certain thresholds. We pay to Boehringer Ingelheim a royalty on net sales for the Basaglar product family in the U.S. We record our sales of the Basaglar product family to third parties as net product revenue with the royalty payments made to Boehringer Ingelheim recorded as cost of sales.

The following table summarizes our collaboration and other revenue recognized with respect to the Jardiance and Trajenta families of products and net product revenue recognized with respect to the Basaglar product family:

	Three Months Ended March 31,
	2023	2022
Jardiance	$577.5	$419.4
Basaglar	209.3	191.5
Trajenta	85.8	92.0
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
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, as well as achievement of a sales-based milestone, milestone payments of $330.0 million were capitalized as intangible assets as of March 31, 2023 and December 31, 2022 and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of each reporting period.
As of March 31, 2023, Incyte is eligible to receive up to $100.0 million of additional payments from us in potential sales-based milestones.
We record our sales of Olumiant, including sales of baricitinib that were made pursuant to EUA or similar regulatory authorizations, to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	Three Months Ended March 31,
	2023	2022
Olumiant	$228.9	$255.6
COVID-19 Antibodies
We have a worldwide license and collaboration agreement with AbCellera Biologics Inc. (AbCellera) to co-develop therapeutic antibodies for the potential prevention and treatment of COVID-19, including bamlanivimab and bebtelovimab, for which we hold development and commercialization rights. AbCellera has the right to receive tiered royalty payments on worldwide net sales of bamlanivimab and bebtelovimab with percentages ranging in the mid-teens to mid-twenties. Royalty payments made to AbCellera were recorded as cost of sales.
Pursuant to EUAs or similar regulatory authorizations, we recognized net product revenue associated with our sales of our COVID-19 antibodies of $1.47 billion, primarily related to bebtelovimab, for the three months ended March 31, 2022. We did not have sales of our COVID-19 antibodies during the three months ended March 31, 2023.
Lebrikizumab
We have a worldwide license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab. Roche has the right to receive tiered royalty payments on future worldwide net sales ranging in percentages from high single digits to high teens if the product is successfully commercialized. As of March 31, 2023, Roche is eligible to receive up to $160.0 million of payments from us contingent upon the achievement of success-based regulatory milestones and up to $1.03 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.

We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We have the right to receive tiered royalty payments on future net sales in Europe ranging in percentages from low double digits to low twenties if the product is successfully commercialized. As of March 31, 2023, we are eligible to receive payments of $65.0 million from Almirall contingent upon the achievement of success-based regulatory milestones and up to $1.25 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab. During the three months ended March 31, 2023 and 2022, collaboration and other revenue recognized was not material.

Note 5: Financial Instruments
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
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the three months ended March 31, 2023 and 2022 were not material.
The net losses recognized in our consolidated condensed statements of operations for equity securities were $13.7 million and $425.4 million for the three months ended March 31, 2023 and 2022, respectively. The net gains (losses) recognized for the three months ended March 31, 2023 and 2022 on equity securities sold during the respective periods were not material.
As of March 31, 2023, we had approximately $950 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
We record our available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three months ended March 31, 2023 and 2022.

The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of March 31, 2023:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$648.1	$76.0	$219.4	$115.5	$237.2
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position follows:

	March 31, 2023	December 31, 2022
Unrealized gross gains	$1.8	$0.6
Unrealized gross losses	39.0	49.2
Fair value of securities in an unrealized gain position	120.5	46.8
Fair value of securities in an unrealized loss position	512.4	568.7
As of March 31, 2023, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 99 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of March 31, 2023, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of a material default on interest or principal payments for our debt securities.
Activity related to our available-for-sale securities was as follows:

	Three Months Ended March 31,
	2023	2022
Proceeds from sales	$27.6	$35.2
Realized gross gains on sales	0.2	0.1
Realized gross losses on sales	0.7	0.8
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.

Fair Value of Investments
The following table summarizes certain fair value information at March 31, 2023 and December 31, 2022 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2023
Cash equivalents(2)	$2,343.1	$2,343.1	$2,330.2	$12.9	$—	$2,343.1

Short-term investments:
U.S. government and agency securities	$23.1	$23.5	$23.1	$—	$—	$23.1
Corporate debt securities	50.1	50.2	—	50.1	—	50.1
Asset-backed securities	2.8	2.8	—	2.8	—	2.8
Other securities	47.4	47.4	—	28.0	19.4	47.4
Short-term investments	$123.4

Noncurrent investments:
U.S. government and agency securities	$145.2	$157.5	$145.2	$—	$—	$145.2
Corporate debt securities	214.8	232.5	—	214.8	—	214.8
Mortgage-backed securities	155.3	165.2	—	155.3	—	155.3
Asset-backed securities	56.8	58.2	—	56.8	—	56.8
Other securities	204.0	22.7	—	113.8	90.2	204.0
Marketable equity securities	624.0	475.6	624.0	—	—	624.0
Equity investments without readily determinable fair values(3)	516.6
Equity method investments(3)	833.7
Noncurrent investments	$2,750.4

December 31, 2022
Cash equivalents(2)	$657.4	$657.4	$650.4	$7.0	$—	$657.4

Short-term investments:
U.S. government and agency securities	$30.8	$31.1	$30.8	$—	$—	$30.8
Corporate debt securities	53.4	53.5	—	53.4	—	53.4
Asset-backed securities	2.0	2.0	—	2.0	—	2.0
Other securities	58.6	58.6	—	39.1	19.5	58.6
Short-term investments	$144.8

Noncurrent investments:
U.S. government and agency securities	$146.4	$163.2	$146.4	$—	$—	$146.4
Corporate debt securities	213.9	235.8	—	213.9	—	213.9
Mortgage-backed securities	149.2	161.5	—	149.2	—	149.2
Asset-backed securities	50.6	52.5	—	50.6	—	50.6
Other securities	398.6	34.5	—	311.0	87.6	398.6
Marketable equity securities	683.6	484.7	683.6	—	—	683.6
Equity investments without readily determinable fair values(3)	478.4
Equity method investments(3)	781.1
Noncurrent investments	$2,901.8
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
Debt
In February 2023, we issued $750.0 million of 5.000 percent fixed-rate notes due in 2026, which are callable at par after one year, $1.00 billion of 4.700 percent fixed-rate notes due in 2033, $1.25 billion of 4.875 percent fixed-rate notes due in 2053, and $1.00 billion of 4.950 percent fixed-rate notes due in 2063, all with interest to be paid semi-annually. We used the net cash proceeds from the offering of $3.96 billion for general business purposes, including the repayment of outstanding commercial paper.
Fair Value of Debt
The following table summarizes certain fair value information at March 31, 2023 and December 31, 2022 for our short-term and long-term debt:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
March 31, 2023	$—	$—	$—	$—	$—
December 31, 2022	(1,498.0)	—	(1,492.0)	—	(1,492.0)
Long-term debt, including current portion
March 31, 2023	$(18,883.6)	$—	$(16,654.6)	$—	$(16,654.6)
December 31, 2022	(14,740.6)	—	(12,329.3)	—	(12,329.3)
Risk Management and Related Financial Instruments
Financial instruments that potentially subject us to credit risk consist principally of trade receivables and interest-bearing investments. Wholesale distributors of life science products account for a substantial portion of our trade receivables; collateral is generally not required. We seek to mitigate the risk associated with this concentration through our ongoing credit-review procedures and insurance. The majority of our cash is held by a few major financial institutions that have been identified as Global Systemically Important Banks (G-SIBs) by the Financial Stability Board. G-SIBs are subject to rigorous regulatory testing and oversight and must meet certain capital requirements. We monitor our exposures with these institutions and do not expect any of these institutions to fail to meet their obligations. In accordance with documented corporate risk-management policies, we monitor the amount of credit exposure to any one financial institution or corporate issuer based on credit rating of our counterparty. We are exposed to credit-related losses in the event of nonperformance by counterparties to risk-management instruments but do not expect significant counterparties to fail to meet their obligations given their investment grade credit ratings.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $423.4 million and $422.1 million of accounts receivable as of March 31, 2023 and December 31, 2022, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated condensed results of operations for the three months ended March 31, 2023 and 2022 were not material.
Our derivative activities are initiated within the guidelines of documented corporate risk-management policies and are intended to offset losses and gains on the assets, liabilities, and transactions being hedged. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.

For derivative instruments that are designated and qualify as fair value hedges, the derivative instrument is marked to market, with gains and losses recognized currently in income to offset the respective losses and gains recognized on the underlying exposure. For derivative instruments that are designated and qualify as cash flow hedges, gains and losses are reported as a component of accumulated other comprehensive income (loss) (see Note 9) and reclassified into earnings in the same period the hedged transaction affects earnings. For derivative and non-derivative instruments that are designated and qualify as net investment hedges, the foreign currency translation gains or losses due to spot rate fluctuations are reported as a component of accumulated other comprehensive income (loss) (see Note 9). Derivative contracts that are not designated as hedging instruments are recorded at fair value with the gain or loss recognized in earnings during the period of change.
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, Chinese yuan, Japanese yen, and Swiss franc). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2023, we had outstanding foreign currency forward commitments as follows, all of which have settlement dates within 180 days:

March 31, 2023
Purchase		Sell
Currency	Amount (in millions)	Currency	Amount (in millions)
U.S. dollars	2,410.5	Euro	2,231.4
Euro	3,667.4	U.S. dollars	3,948.6
U.S. dollars	229.8	Chinese yuan	1,574.7
British pounds	216.7	U.S. dollars	265.8
Foreign currency exchange risk is also managed through the use of foreign currency debt, cross-currency interest rate swaps, and foreign currency forward contracts. Our foreign currency-denominated notes had carrying amounts of $6.97 billion and $6.83 billion as of March 31, 2023 and December 31, 2022, respectively, of which $5.58 billion and $5.45 billion have been designated as, and are effective as, economic hedges of net investments in certain of our foreign operations as of March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, we had outstanding cross-currency swaps with notional amounts of $1.02 billion swapping U.S. dollars to euro and $1.00 billion swapping Swiss francs to U.S. dollars which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign-denominated fixed-rate debt, have also been designated as, and are effective as, economic hedges of net investments. At March 31, 2023, we had outstanding foreign currency forward contracts to sell 1.38 billion euro and to sell 1.82 billion Chinese yuan with settlement dates ranging through 2023, which have been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At March 31, 2023, all of our total long-term debt is at a fixed rate. We have converted approximately 12 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.

We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss) (see Note 9) and, upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of March 31, 2023, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.00 billion, which have settlement dates ranging through 2025.
The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended March 31,
	2023	2022
Fair value hedges:
Effect from hedged fixed-rate debt	$35.3	$(94.6)
Effect from interest rate contracts	(35.3)	94.6
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	3.8	4.1
Cross-currency interest rate swaps	(12.9)	8.3
Net gains on foreign currency exchange contracts not designated as hedging instruments	(52.8)	(6.1)
Total	$(61.9)	$6.3
During the three months ended March 31, 2023 and 2022, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2023	2022
Net investment hedges:
Foreign currency-denominated notes	$(131.8)	$54.4
Cross-currency interest rate swaps	(11.8)	10.8
Foreign currency forward contracts	(46.1)	—
Cash flow hedges:
Forward-starting interest rate swaps	23.8	122.5
Cross-currency interest rate swaps	(7.8)	17.1
During the next 12 months, we expect to reclassify $13.1 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three months ended March 31, 2023 and 2022, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Risk-Management Instruments
The following table summarizes certain fair value information at March 31, 2023 and December 31, 2022 for risk management assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2023
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	$2.7	$—	$2.7	$—	$2.7
Other current liabilities	(9.9)	—	(9.9)	—	(9.9)
Other noncurrent liabilities	(91.8)	—	(91.8)	—	(91.8)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	228.6	—	228.6	—	228.6
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	55.6	—	55.6	—	55.6
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	58.2	—	58.2	—	58.2
Foreign exchange contracts designated as net investment hedges:
Other receivables	0.9	—	0.9	—	0.9
Other current liabilities	(13.1)	—	(13.1)	—	(13.1)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	63.7	—	63.7	—	63.7
Other current liabilities	(32.0)	—	(32.0)	—	(32.0)
Contingent consideration liabilities:
Other current liabilities	(40.1)	—	—	(40.1)	(40.1)
Other noncurrent liabilities	(71.8)	—	—	(71.8)	(71.8)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2022
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent liabilities	$(134.3)	$—	$(134.3)	$—	$(134.3)
Interest rate contracts designated as cash flow hedges:
Other receivables	162.9	—	162.9	—	162.9
Other noncurrent assets	246.0	—	246.0	—	246.0
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	67.6	—	67.6	—	67.6
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	53.1	—	53.1	—	53.1
Foreign exchange contracts designated as hedging instruments:
Other current liabilities	(38.3)	—	(38.3)	—	(38.3)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	26.6	—	26.6	—	26.6
Other current liabilities	(21.5)	—	(21.5)	—	(21.5)
Contingent consideration liabilities:
Other current liabilities	(39.5)	—	—	(39.5)	(39.5)
Other noncurrent liabilities	(70.6)	—	—	(70.6)	(70.6)

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
Contingent consideration liabilities relate to our liabilities arising in connection with the CVRs issued as a result of acquisitions of businesses. The fair values of the CVR liabilities were estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant's view of the expected cash payments associated with the agreed upon regulatory milestones based on probabilities of technical success, timing of the potential milestone events for the compounds, and estimated discount rates.

Note 6: Income Taxes
The effective tax rate was 12.1 percent for the three months ended March 31, 2023, reflecting the tax impact of the new Puerto Rico tax regime, partially offset by a net discrete tax benefit. The effective tax rate was 7.3 percent for the three months ended March 31, 2022, reflecting the favorable tax impact of net investment losses on equity securities.
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

Note 7: Retirement Benefits
Net pension and retiree health (benefit) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2023	2022
Components of net periodic (benefit) cost:
Service cost	$70.4	$89.1
Interest cost	161.1	100.5
Expected return on plan assets	(263.3)	(239.5)
Amortization of prior service cost	0.6	0.7
Recognized actuarial loss	30.0	87.0
Net periodic (benefit) cost	$(1.2)	$37.8

	Retiree Health Benefit Plans
	Three Months Ended March 31,
	2023	2022
Components of net periodic benefit:
Service cost	$7.7	$11.2
Interest cost	15.4	9.4
Expected return on plan assets	(45.5)	(37.9)
Amortization of prior service benefit	(13.2)	(13.7)
Recognized actuarial (gain) loss	(0.9)	0.2
Net periodic benefit	$(36.5)	$(30.8)

Note 8: Contingencies
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
In June 2021, we were named as a defendant in a second litigation filed by Teva in the U.S. District Court for the District of Massachusetts seeking a ruling that two of Teva's patents, which are directed toward use of the active ingredient in Emgality to treat migraine, would be infringed by our continued sales of Emgality. We challenged these two patents by filing requests for Inter Partes Review with the Patent Trial and Appeal Board (PTAB) and in October 2022, the PTAB granted our requests. The corresponding district court litigation is stayed while this PTAB proceeding is ongoing.
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
Zyprexa Canada Patent Litigation
Beginning in the mid-2000s, several generic companies in Canada challenged the validity of our Zyprexa compound patent. In 2012, the Canadian Federal Court of Appeals denied our appeal of a lower court's decision that certain patent claims were invalid for lack of utility. In 2013, Apotex Inc. and Apotex Pharmachem Inc. (collectively, Apotex) brought claims against us in the Ontario Superior Court of Justice at Toronto for damages related to our enforcement of the Zyprexa compound patent under Canadian regulations governing patented drugs. Apotex seeks compensation based on novel legal theories under the Statute of Monopolies, Trademark Act, and common law. In March 2021, the Ontario Superior Court granted our motion for summary judgment, thereby dismissing Apotex's case. Apotex appealed that ruling to the Court of Appeal for Ontario in April 2021. In August 2022, the Court dismissed the appeal and in October 2022, Apotex appealed the decision. In April 2023, the Supreme Court of Canada denied Apotex's appeal petition, and this matter is closed.
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
In July 2021, we, along with Sanofi-Aventis U.S., LLC (Sanofi), Novo Nordisk Inc. (Novo Nordisk), and AstraZeneca Pharmaceuticals LP (AstraZeneca), were named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Western District of New York by Mosaic Health, Inc. alleging antitrust and unjust enrichment claims related to the defendants' 340B distribution programs. We, with Sanofi, Novo Nordisk, and AstraZeneca, filed a motion to dismiss the lawsuit, which was granted in September 2022. In October 2022, the plaintiffs filed a motion for leave to amend their complaint. This matter is ongoing.
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

Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
First initiated in 2008, our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a Public Civil Action brought by the Labor Public Attorney (LPA) for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, (the Labor Court) alleging possible harm to employees and former employees caused by alleged exposure to soil and groundwater contaminants at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the Labor Court judge ruled against Lilly Brasil, ordering it to undertake several remedial and compensatory actions including health coverage for a class of individuals and certain of their children. In July 2018, the appeals court (TRT) generally affirmed our appeal of the Labor Court's ruling, which included a liquidated award of 300 million Brazilian reais, which, when adjusted for inflation and the addition of pre and post judgment interest using the current Central Bank of Brazil's special system of clearance and custody rate, is approximately 1.15 billion Brazilian reais (approximately $226 million as of March 31, 2023). In August 2019, Lilly Brasil filed an appeal to the superior labor court (TST) and in June 2021, the TRT published its decision on the admissibility of Lilly Brasil's appeal, allowing the majority of the elements, which were allowed to proceed in June 2021; elements not proceeding are subject to an interlocutory appeal to the TST that was filed in June 2021. In September 2019, the TRT stayed a number of elements of its trial court decision pending the determination of Lilly Brasil's appeal to the TST. A mediation hearing is scheduled for May 2023.
In June 2019 and September 2020, the LPA filed applications in the Labor Court for enforcement of certain remedies granted by the TRT in its July 2018 decision, requested restrictions on Lilly Brasil’s assets in Brazil, and required Lilly Brasil and Antibióticos do Brasil Ltda. (ABL) to submit a list of potential beneficiaries of the Public Civil Action. In July 2019, the Labor Court issued a ruling requiring a freeze of Lilly Brasil’s immovable property or, alternatively, a security deposit or lien of 500 million Brazilian reais, which ruling in June 2021 was limited in scope and the security was reduced to 100 million Brazilian reais (approximately $20 million as of March 31, 2023). ABL and LPA appealed the June 2021 Labor Court ruling to the TST, which appeal is under review. The Labor Court is currently assessing the status of Lilly Brasil’s and ABL’s compliance with such portion of the July 2018 TRT decision and an inspection in the industrial plant is expected. These matters are ongoing.
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

Pricing Litigation
We, along with Sanofi, Novo Nordisk, and in some matters certain pharmacy benefit managers, have been named in lawsuits related to insulin pricing that assert various theories, including consumer protection, fraud, false advertising, unjust enrichment, civil conspiracy, federal and state RICO statutes, deceptive trade practices, and unfair competition claims. These lawsuits include In re. Insulin Pricing Litigation, a putative consumer class action (U.S. District Court for the District of New Jersey, 2017); MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC et al. (U.S. District Court for the District of New Jersey, 2018); FWK Holdings, LLC v. Novo Nordisk Inc., et al., a putative class action brought by direct purchasers of insulin (U.S. District Court for the District of New Jersey, 2020), and suits brought by the State of Minnesota (U.S. District Court for the District of New Jersey, 2018), State of Kentucky (Franklin County Circuit Court, 2019), State of Mississippi (U.S. District Court for the Southern District of Mississippi, 2021), State of Arkansas (U.S. District Court for the Eastern District of Arkansas, 2022), County of Albany, New York (U.S. District Court for the Northern District of New York, 2022), State of Montana (U.S. District Court for the District of Montana, 2022), State of Kansas (U.S. District Court for the District of Kansas, 2022), State of Illinois (U.S. District Court for the Northern District of Illinois, 2022), State of California (Los Angeles County Superior Court, 2023), Jackson County, Missouri in a putative class action on behalf of Missouri counties and municipalities (Jackson County Circuit Court, 2023), the Government of Puerto Rico (Court of First Instance Superior Court, San Juan, 2023), and Lake County, Illinois (U.S. District Court for the Northern District of Illinois, 2023). These lawsuits are at various stages in the litigation process.
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
We received a request in January 2019 from the House of Representatives' Committee on Oversight and Reform seeking commercial information and business records related to the pricing of insulin products, among other issues. We also received similar requests from the Senate Finance Committee and the Senate Committee on Health, Education, Labor, and Pensions, and separate requests from the House Committee on Energy and Commerce majority and minority members. In January 2021, the Senate Finance Committee released a report summarizing the findings of its investigation. In December 2021, the House of Representatives' Committee on Oversight and Reform majority and minority staffs released separate reports with findings from their investigations into drug pricing, including of insulin products.
We are cooperating with all of the aforementioned investigations, subpoenas, and inquiries.
Research Corporation Technologies, Inc.
In April 2016, we were named as a defendant in litigation filed by Research Corporation Technologies, Inc. (RCT) in the U.S. District Court for the District of Arizona. RCT is seeking damages for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. In October 2021, the court issued a summary judgment decision in favor of RCT on certain issues, including with respect to a disputed royalty. Both parties filed motions for reconsideration, which were denied. We filed supplemental summary judgment motions. In November 2022, the court stayed proceedings so the parties can pursue mediation. The stay was lifted in April 2023. A trial date has not been set. Potential damages payable under the litigation, if finally awarded after an appeal, could be material but are not currently reasonably estimable. This matter is ongoing.

Note 9: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended March 31, 2023 and 2022:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$(1,874.2)	$(37.1)	$(2,062.3)	$129.0	$(3,844.6)
Other comprehensive income (loss) before reclassifications	72.8	8.1	(16.8)	12.7	76.8
Net amount reclassified from accumulated other comprehensive loss	(25.2)	0.7	13.0	2.0	(9.5)
Net other comprehensive income (loss)	47.6	8.8	(3.8)	14.7	67.3
Balance at March 31, 2023	$(1,826.6)	$(28.3)	$(2,066.1)	$143.7	$(3,777.3)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(1,550.2)	$3.7	$(2,583.6)	$(213.0)	$(4,343.1)
Other comprehensive income (loss) before reclassifications	(25.0)	(21.3)	(6.6)	109.4	56.5
Net amount reclassified from accumulated other comprehensive loss	—	(0.5)	58.6	3.2	61.3
Net other comprehensive income (loss)	(25.0)	(21.8)	52.0	112.6	117.8
Balance at March 31, 2022	$(1,575.2)	$(18.1)	$(2,531.6)	$(100.4)	$(4,225.3)
The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
Tax benefit (expense)	2023	2022
Foreign currency translation gains/losses	$46.5	$(13.7)
Net unrealized gains/losses on available-for-sale securities	(2.6)	6.7
Defined benefit pension and retiree health benefit plans	(4.0)	(28.4)
Net unrealized gains/losses on cash flow hedges	(3.9)	(29.9)
Benefit (expense) for income taxes allocated to other comprehensive income (loss) items	$36.0	$(65.3)
Except for the tax effects of foreign currency translation gains and losses related to our foreign currency-denominated notes, cross-currency interest rate swaps, and other foreign currency exchange contracts designated as net investment hedges (see Note 5), income taxes were not provided for foreign currency translation. Generally, the assets and liabilities of foreign operations are translated into U.S. dollars using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in shareholders' equity rather than in the consolidated condensed statements of operations.

Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2023	2022
Amortization of retirement benefit items:
Prior service benefits, net	$(12.6)	$(13.0)	Other–net, (income) expense
Actuarial losses, net	29.1	87.2	Other–net, (income) expense
Total before tax	16.5	74.2
Tax benefit	(3.5)	(15.6)	Income taxes
Net of tax	13.0	58.6

Other, net of tax	(22.5)	2.7	Other–net, (income) expense
Total reclassifications, net of tax	$(9.5)	$61.3

Note 10: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended March 31,
	2023	2022
Interest expense	$102.8	$84.9
Interest income	(34.2)	(7.0)
Net investment losses on equity securities (Note 5)	13.7	425.4
Retirement benefit plans	(115.8)	(93.3)
Other (income) expense	(2.2)	(59.3)
Other–net, (income) expense	$(35.7)	$350.7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

(Tables present dollars in millions, except per-share data)
General
Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to our company's results of operations and financial position. This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying footnotes in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain statements in this Part I, Item 2 of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" in this Quarterly Report on Form 10-Q and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.

EXECUTIVE OVERVIEW
This section provides an overview of our financial results, late-stage pipeline developments, and other matters affecting our company and the pharmaceutical industry.
Financial Results
The following table summarizes certain financial information:

	Three Months Ended March 31,
	2023	2022	Percent Change
Revenue	$6,960.0	$7,810.0	(11)
Net income	1,344.9	1,902.9	(29)
Earnings per share - diluted	1.49	2.10	(29)
Revenue decreased for the three months ended March 31, 2023 driven by lower realized prices, lower volume, and the unfavorable impact of foreign exchange rates. The decline in revenue during the three months ended March 31, 2023 was primarily driven by the significant and complete reduction of sales of COVID-19 antibodies, partially offset by sales of Mounjaro®.
Net income and earnings per share for the three months ended March 31, 2023 decreased primarily due to lower revenue, partially offset by lower net investment losses on equity securities.
See "Results of Operations" for additional information.

Late-Stage Pipeline
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative new medicines. We currently have approximately 45 new medicine candidates in clinical development or under regulatory review, and a larger number of projects in the discovery phase.
The following certain new molecular entities (NMEs) and new indication line extension (NILEX) products are currently in Phase II or Phase III clinical trials or have been submitted for regulatory review or have received regulatory approval in the United States (U.S.), Europe, or Japan. The table reflects the status of these NMEs and NILEX products, including relevant developments since our Annual Report on Form 10-K for the year ended December 31, 2022.

Compound	Indication	Status	Developments
Diabetes and Obesity
Empagliflozin (Jardiance®)(1)	Chronic kidney disease	Submitted	Granted U.S. Food and Drug Administration (FDA) Fast Track designation(2). Submitted in Japan in 2022 and in the U.S. and Europe in the first quarter of 2023.
Tirzepatide (Mounjaro)	Obesity	Submitted
Submitted in Europe in the first quarter of 2023. Granted FDA Fast Track designation(2). Initiated a rolling submission in the U.S. in 2022. Announced in April 2023 that a Phase III trial met co-primary and all key secondary endpoints. Phase III trials are ongoing.

	Heart failure with preserved ejection fraction	Phase III	Phase III trials are ongoing.
	Obstructive sleep apnea	Phase III	Granted FDA Fast Track designation(2). Phase III trial is ongoing.
	Nonalcoholic steatohepatitis	Phase II	Phase II trial is ongoing.
Insulin Efsitora Alfa (Basal Insulin-Fc)	Type 1 and 2 diabetes	Phase III	Phase III trials are ongoing.
LP(a) siRNA	Cardiovascular disease	Phase II	Phase II trial is ongoing.
Muvalaplin (LP(a) Inhibitor)	Cardiovascular disease	Phase II	Phase II trial is ongoing.
Orforglipron	Obesity	Phase II	Phase II trials were completed.
Type 2 diabetes
Relaxin-LA	Heart failure	Phase II	Phase II trial initiated in the first quarter of 2023.
Retatrutide	Obesity	Phase II	Phase II trials were completed.
Type 2 diabetes
Solbinsiran (ANGPTL3 siRNA)	Cardiovascular disease	Phase II	Phase II trial is ongoing.

Compound	Indication	Status	Developments
Immunology
Mirikizumab (Omvoh®)	Ulcerative colitis	Approved
Approved in Japan in the first quarter of 2023. Submitted in the U.S. and Europe in 2022. Received a complete response letter from the FDA in April 2023. Received a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) in Europe in the first quarter of 2023.

	Crohn's Disease	Phase III	Phase III trials are ongoing.
Lebrikizumab(3)	Atopic dermatitis	Submitted	Submitted in the U.S. and Europe in 2022 and in Japan in the first quarter of 2023. Phase III trials are ongoing.
BTLA MAB Agonist	Systemic lupus erythematosus	Phase II	Phase II trial is ongoing.
Eltrekibart (CXCR1/2 Ligands Monoclonal Antibody)	Hidradenitis suppurativa	Phase II	Phase II trial is ongoing.
Peresolimab	Rheumatoid arthritis	Phase II	Phase II trial is ongoing.
Rezpegaldesleukin	Systemic lupus erythematosus	Discontinued	Phase II trial failed to meet primary endpoint in the first quarter of 2023.
Neuroscience
Donanemab	Early Alzheimer's disease	Complete Response Letter
Granted FDA Breakthrough Therapy designation(4). Submitted in the U.S. in 2022 under the accelerated approval pathway. Received a complete response letter from the FDA in the first quarter of 2023 for the accelerated approval submission. Phase III trials are ongoing.

	Preclinical Alzheimer's disease	Phase III	Phase III trial is ongoing.
Remternetug	Early Alzheimer's disease	Phase III	Phase III trial is ongoing.
GBA1 Gene Therapy (PR001)	Gaucher disease Type 1	Phase II	Phase II trial initiated in April 2023.
	Parkinson's disease	Phase II	Granted FDA Fast Track designation(2). Phase II trial is ongoing.
GRN Gene Therapy (PR006)	Frontotemporal dementia	Phase II	Granted FDA Fast Track designation(2). Phase II trial is ongoing.
O-GlcNAcase Inh	Alzheimer's disease	Phase II	Phase II trial is ongoing.
P2X7 Inhibitor	Pain	Phase II	Phase II trials are ongoing.
SSTR4 Agonist	Pain	Phase II	Phase II trials are ongoing.
Solanezumab	Preclinical Alzheimer's disease	Discontinued	Phase III trial failed to meet primary and secondary endpoints in the first quarter of 2023.
TRPA1 Antagonist	Pain	Discontinued	Phase II trials discontinued in the first quarter of 2023.

Compound	Indication	Status	Developments
Oncology
Pirtobrutinib (Jaypirca®)	Mantle cell lymphoma	Approved(5)
FDA granted accelerated approval(5) in the U.S. in the first quarter of 2023. Submitted in Europe in 2022. Received a positive opinion from the CHMP in Europe in April 2023. Phase III trial is ongoing.

	Chronic lymphocytic leukemia	Phase III	Phase III trials are ongoing.
	B-cell malignancies	Phase II	Phase II trial is ongoing.
Selpercatinib (Retevmo®)	Lung cancer	Approved(5)	Phase III trials are ongoing.
	Thyroid cancer	Approved(5)	Phase III trial is ongoing.
Abemaciclib (Verzenio®)	Prostate cancer	Phase III	Phase III trials are ongoing.
Imlunestrant	Adjuvant breast cancer	Phase III	Phase III trial is ongoing.
	ER+HER2- metastatic breast cancer	Phase III	Phase III trial is ongoing.
(1) In collaboration with Boehringer Ingelheim.
(2) Fast Track designation is designed to facilitate the development and expedite the review of medicines to treat serious conditions and fill an unmet medical need.
(3) In collaboration with Almirall, S.A. in Europe.
(4) Breakthrough Therapy designation is designed to expedite the development and review of potential medicines that are intended to treat a serious condition where preliminary clinical evidence indicates that the treatment may demonstrate substantial improvement over available therapy on a clinically significant endpoint.
(5) Continued approval may be contingent on verification and description of clinical benefit in confirmatory Phase III trials.

Other Matters
Patent Matters
We depend on patents or other forms of intellectual property protection for most of our revenue, cash flows, and earnings.
Since the expiration of patent exclusivity for Alimta®, we have faced generic competition that has rapidly and severely eroded revenue from prior levels. This decline in revenue will continue to impact period-over-period financial results comparisons, particularly during the first half of 2023. See Note 8 to the consolidated condensed financial statements for a description of legal proceedings currently pending regarding certain of our patents.
Our compound patents for Humalog® (insulin lispro) have expired in the U.S. and major international markets, and we have also introduced lower-priced versions of Humalog as part of our insulin access and affordability solutions. On March 1, 2023, we announced price reductions for Humalog and an expansion of our Insulin Value Program that caps patient out-of-pocket costs at $35 or less per month. A competitor has a similar version of insulin lispro in the U.S. and in certain European markets. Due to the expansion of our insulin access and affordability solutions in the U.S. and the impact of competition and pricing pressure in the U.S. and certain international markets, we expect that lower revenue for Humalog due to realized price decline will continue over time.
Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access
Reforms, including those that may stem from periods of economic downturn or uncertainty, or as a result of high inflation, emergence or escalation of, and responses to, war or unrest (including the Russia-Ukraine war), or government budgeting priorities, may continue to result in added pressure on pricing and reimbursement for our products.

Global concern over access to and affordability of pharmaceutical products continues to drive regulatory and legislative debate and action, as well as worldwide cost containment efforts by governmental authorities. Such measures include the use of mandated discounts, price reporting requirements, mandated reference prices, restrictive formularies, changes to available intellectual property protections, as well as other efforts. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA). Among other measures, the IRA will require the U.S. Department of Health and Human Services to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Generally, these government prices apply nine (medicines approved under a New Drug Application) or thirteen (medicines approved under a Biologics License Application) years following initial FDA approval and will be capped at a statutory ceiling price that is likely to represent a significant discount from average prices to wholesalers and direct purchasers. While the law specifies a ceiling price, it does not set a minimum or floor price. Given our product portfolio, we expect some of our significant products will be selected, which would have the effect of accelerating revenue erosion prior to patent expiry. The effect of reducing prices and reimbursement for certain of our products would significantly impact our business and consolidated results of operations. The establishment of payment limits or other restrictions by drug affordability review boards and other state level actors would similarly impact us.
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
The IRA takes effect progressively starting in 2023, with the first government-set prices effective in 2026. The IRA may meaningfully influence our business strategies and those of our competitors. In particular, the nine-year timeline to set prices for medicines approved under a new drug application reduces the attractiveness of investment in small molecule innovation. The full impact of the IRA on our business and the pharmaceutical industry, including the implications to us of a competitor's product being selected for price setting, remains uncertain.
Additional policies, regulations, legislation, or enforcement, including those proposed and/or pursued by the U.S. Congress, the current U.S. presidential administration, and regulatory authorities worldwide, could adversely impact our business and consolidated results of operations.
Consolidation and integration of private payors and pharmacy benefit managers in the U.S. has also significantly impacted the market for pharmaceuticals by increasing payor leverage in negotiating manufacturer price or rebate concessions and pharmacy reimbursement rates. Furthermore, restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private payers, such as the Centers for Medicare & Medicaid Services' national coverage determination for monoclonal antibodies for the treatment of Alzheimer's Disease, may adversely impact our business and consolidated results of operations. We expect that these actions may intensify and could particularly affect certain products, such as insulin, which could adversely affect our business. In addition, we are engaged in litigation and investigations related to our 340B program, access to insulin, and other matters that, if resolved adversely to us, could negatively impact our business and consolidated results of operations. It is not currently possible to predict the overall potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts worldwide.
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
See "Business—Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. See also Note 8 to the consolidated condensed financial statements.

Product Supply
We have faced challenges, and expect to continue to face challenges, meeting strong demand for our incretin products. In the U.S., given very strong uptake of Mounjaro following its launch in the U.S. for type 2 diabetes in the second quarter of 2022, and as demand for Trulicity® has remained strong, we have experienced intermittent delays in fulfilling certain U.S. orders for these products. Outside the U.S., we have implemented certain actions to minimize the impact on existing Trulicity patients, but we expect to continue to experience intermittent disruptions in our supply of Trulicity in international markets.
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
Foreign Currency Exchange Rates and Other Impacts
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and Chinese yuan. While we seek to manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a material impact, either positive or negative, on our consolidated results of operations in any given period. During the three months ended March 31, 2023, revenue was unfavorably impacted by 2 percent due to foreign exchange rates compared to the three months ended March 31, 2022. There is uncertainty in the future movements in foreign exchange rates, and fluctuations in these rates could adversely impact our consolidated results of operations and cash flows.
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
COVID-19 Pandemic
As the effects of the COVID-19 pandemic have evolved, we remain focused on protecting the health, safety, and well-being of our employees; supporting the medical system and our communities; and affordability of and access to our medicines. At the outset of the COVID-19 pandemic, we also focused on researching, developing, and supplying COVID-19 therapies. During 2022, we recognized $2.02 billion in revenue from COVID-19 antibodies and do not anticipate any revenue from COVID-19 antibodies in 2023.

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
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on risk factors that could impact our business and operations.

RESULTS OF OPERATIONS
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended March 31,
	2023	2022	Percent Change
U.S.	$4,436.2	$5,174.6	(14)
Outside U.S.	2,523.9	2,635.4	(4)
Revenue	$6,960.0	$7,810.0	(11)
Numbers may not add due to rounding.

The following are components of the change in revenue compared with the prior year:

	Three Months Ended March 31,
	2023 vs. 2022
	U.S.	Outside U.S.	Consolidated
Volume	(10)%	7%	(4)%
Price	(5)	(5)	(5)
Foreign exchange rates	—	(6)	(2)
Percent change	(14)%	(4)%	(11)%
Numbers may not add due to rounding.
In the U.S. for the three months ended March 31, 2023, the decrease in volume was primarily driven by COVID-19 antibodies and, to a lesser extent, Alimta following the entry of multiple generics in the first half of 2022, partially offset by increased volume for Mounjaro, Trulicity, and Verzenio. In the U.S. for the three months ended March 31, 2023, the decrease in realized prices was primarily driven by Humalog, due to unfavorable segment mix, and Trulicity, due to higher contracted rebates as well as unfavorable segment mix.
Outside the U.S. for the three months ended March 31, 2023, the increase in volume was primarily driven by Verzenio, Jardiance, Taltz®, and Trulicity, partially offset by the decrease in volume due to the sales of our rights to Cialis® in Taiwan and Saudi Arabia during the three months ended March 31, 2022. Outside the U.S. for the three months ended March 31, 2023, the decrease in realized prices was primarily driven by the impact of government pricing in China from volume-base procurement for Humalog.

The following table summarizes our revenue activity by product for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,				Percent Change
	2023			2022
Product	U.S.	Outside U.S.	Total	Total
Trulicity	$1,547.4	$429.7	$1,977.1	$1,741.3	14
Verzenio	461.1	289.8	750.9	469.4	60
Jardiance(1)	329.4	248.1	577.5	419.4	38
Mounjaro	536.4	32.0	568.5	—	NM
Taltz	312.2	214.8	527.0	488.1	8
Humalog(2)	271.6	189.3	460.9	618.2	(25)
Humulin®	198.8	53.2	252.0	273.2	(8)
Cyramza®	100.6	136.1	236.8	230.3	3
Olumiant® (3)	42.3	186.5	228.9	255.6	(10)
Basaglar®	135.4	73.9	209.3	191.5	9
Emgality®	108.7	45.6	154.3	149.3	3
Erbitux®	118.8	11.1	129.9	122.7	6
Forteo®	70.7	51.7	122.3	137.4	(11)
Cialis	7.6	92.7	100.3	217.7	(54)
Alimta	20.1	38.1	58.2	343.9	(83)
COVID-19 antibodies(4)	—	—	—	1,469.8	(100)
Other products	175.1	431.3	606.1	682.2	(11)
Revenue	$4,436.2	$2,523.9	$6,960.0	$7,810.0	(11)
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
Revenue of Trulicity increased 18 percent in the U.S. during the three months ended March 31, 2023, driven by increased demand and, to a lesser extent, wholesaler buying patterns, partially offset by lower realized prices driven by higher contracted rebates as well as unfavorable segment mix. We experienced intermittent delays in fulfilling certain U.S. Trulicity orders during the fourth quarter of 2022. These delays persisted through the first quarter of 2023, but at a reduced level. Revenue outside the U.S. increased 1 percent during the three months ended March 31, 2023, driven by increased volume, largely offset by the unfavorable impact of foreign exchange rates and lower realized prices. Actions to manage strong demand across our incretin portfolio, including measures to minimize existing patient impact in international markets, also affected volume.
Revenue of Verzenio increased 53 percent in the U.S. during the three months ended March 31, 2023, primarily driven by increased demand, partially offset by customer buying patterns. Revenue outside the U.S. increased 73 percent during the three months ended March 31, 2023, driven by increased demand, partially offset by the unfavorable impact of foreign exchange rates and lower realized prices.
Revenue of Jardiance increased 43 percent in the U.S. during the three months ended March 31, 2023, primarily driven by increased demand. Revenue outside the U.S. increased 31 percent during the three months ended March 31, 2023, primarily driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Revenue of Mounjaro in the U.S. during the three months ended March 31, 2023 was $536.4 million. Mounjaro launched in the U.S. for the treatment of type 2 diabetes in June of 2022.

Revenue of Taltz increased 2 percent in the U.S. during the three months ended March 31, 2023, driven by increased demand, largely offset by lower realized prices. Revenue outside the U.S. increased 19 percent during the three months ended March 31, 2023, driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Three Months Ended March 31,
	2023	2022	Percent Change
Gross margin	$5,333.3	$5,737.9	(7)
Gross margin as a percent of revenue	76.6%	73.5%
Research and development	$1,985.1	$1,610.1	23
Marketing, selling, and administrative	1,749.2	1,557.9	12
Acquired in-process research and development (IPR&D)	105.0	165.6	(37)
Other–net, (income) expense	(35.7)	350.7	NM
Income taxes	184.8	150.7	23
Effective tax rate	12.1%	7.3%
NM - not meaningful
Gross margin as a percent of revenue for the three months ended March 31, 2023 increased 3.1 percentage points compared with the three months ended March 31, 2022, primarily driven by sales of COVID-19 antibodies during the three months ended March 31, 2022, partially offset by lower realized prices.
Research and development expenses increased 23 percent for the three months ended March 31, 2023, primarily driven by higher development expenses for late-stage assets.
Marketing, selling, and administrative expenses increased 12 percent for the three months ended March 31, 2023, primarily driven by costs associated with launches of new products and indications.
We recognized $105.0 million of acquired IPR&D for the three months ended March 31, 2023. We recognized $165.6 million of acquired IPR&D for the three months ended March 31, 2022, primarily related to a purchase of a Priority Review Voucher. See Note 3 to the consolidated condensed financial statements for additional information.
Other–net, (income) expense included net investment losses on equity securities of $13.7 million and $425.4 million for three months ended March 31, 2023 and 2022, respectively. See Note 10 to the consolidated condensed financial statements for additional information.
The effective tax rate was 12.1 percent for the three months ended March 31, 2023, reflecting the tax impact of the new Puerto Rico tax regime, partially offset by a net discrete tax benefit. The effective tax rate was 7.3 percent for the three months ended March 31, 2022, reflecting the favorable tax impact of net investment losses on equity securities.

FINANCIAL CONDITION AND LIQUIDITY
We believe our available cash and cash equivalents, together with our ability to generate operating cash flow and our access to short-term and long-term borrowings, are sufficient to fund our existing and planned capital requirements. For a discussion of our capital requirements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
We have announced additional investment commitments in new facilities in Indiana, North Carolina, and Limerick, Ireland to manufacture existing and future products. We expect that these investments will result in higher capital expenditures in excess of $8 billion over the next several years.
Cash and cash equivalents increased to $3.55 billion as of March 31, 2023, compared with $2.07 billion as of December 31, 2022. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the three months ended March 31, 2023 and 2022.
In addition to our cash and cash equivalents, we held total investments of $2.87 billion and $3.05 billion as of March 31, 2023 and December 31, 2022, respectively. See Note 5 to the consolidated condensed financial statements for additional information.
As of March 31, 2023, total debt was $18.88 billion, an increase of $2.65 billion compared with $16.24 billion as of December 31, 2022. In February 2023, we issued $750.0 million of 5.000 percent fixed-rate notes due in 2026, which are callable at par after one year, $1.00 billion of 4.700 percent fixed-rate notes due in 2033, $1.25 billion of 4.875 percent fixed-rate notes due in 2053, and $1.00 billion of 4.950 percent fixed-rate notes due in 2063, all with interest to be paid semi-annually. We used the net cash proceeds from the offering of $3.96 billion for general business purposes, including the repayment of outstanding commercial paper. See Note 5 to the consolidated condensed financial statements for additional information.
As of March 31, 2023, we had a total of $7.33 billion of unused committed bank credit facilities, $7.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the three months ended March 31, 2023, we repurchased $750.0 million of shares under our $5.00 billion share repurchase program authorized in May 2021. As of March 31, 2023, we had $2.50 billion remaining under this program.
During the three months ended March 31, 2023, we paid dividends of $1.02 billion, or $1.13 per share, to our shareholders.
See "Executive Overview—Other Matters—Patent Matters" for information regarding recent losses of patent protection.
Both domestically and abroad, we continue to monitor the potential impacts of the economic environment; the creditworthiness of our wholesalers and other customers, including foreign government-backed agencies and suppliers; the uncertain impact of healthcare legislation; various international government funding levels; and fluctuations in interest rates, foreign currency exchange rates (see "Executive Overview—Other Matters—Foreign Currency Exchange Rates and Other Impacts"), and fair values of equity securities.

CRITICAL ACCOUNTING ESTIMATES
For a discussion of our critical accounting estimates, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. See also Note 1 to the consolidated condensed financial statements. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Our management, with the participation of David Ricks, president and chief executive officer, and Anat Ashkenazi, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2022) as of March 31, 2023, and concluded that they were effective.
(b)Changes in Internal Controls. During the first quarter of 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are a party to various currently pending legal actions, government investigations, and environmental proceedings. See Note 8 to the consolidated condensed financial statements for information on various legal proceedings.
This Item should be read in conjunction with "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A. Risk Factors
Our material risk factors are disclosed in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information relating to the principal market for our common stock and related shareholder matters is described in "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and in "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Part III, Item 12 of our Annual Report on Form 10-K for the year ended December 31, 2022.
The following table summarizes the activity related to repurchases of our equity securities during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2023	—	$—	—	$3,250.0
February 2023	1,210	326.24	1,210	2,855.4
March 2023	1,089	326.34	1,089	2,500.0
Total	2,299	326.29	2,299
During the three months ended March 31, 2023, we repurchased $750.0 million of shares under our $5.00 billion share repurchase program authorized in May 2021.

Item 6. Exhibits
The following documents are filed as a part of this Quarterly Report:

Exhibit	Description
3.1	Amended Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 4, 2022

3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 4, 2022

31.1	Rule 13a-14(a) Certification of David Ricks, Chair, President, and Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Anat Ashkenazi, Executive Vice President and Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files (embedded within the Inline XBRL document)*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
* Filed herewith.
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

ELI LILLY AND COMPANY
(Registrant)

Date:	April 27, 2023	/s/ Anat Ashkenazi
Anat Ashkenazi
Executive Vice President and Chief Financial Officer
Date:	April 27, 2023	/s/ Donald Zakrowski
Donald Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer