Form 10-Q
period 2023-06-30
ELI LILLY & Co
filed 2023-08-08
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 3, 2023:

Class	Number of Shares Outstanding
Common	949,295,173

Eli Lilly and Company
Form 10-Q
For the Quarter Ended June 30, 2023

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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue (Note 2)	$8,312.1	$6,488.0	$15,272.1	$14,298.0
Costs, expenses, and other:
Cost of sales	1,807.4	1,430.5	3,434.1	3,502.6
Research and development	2,356.5	1,781.9	4,341.6	3,392.0
Marketing, selling, and administrative	1,925.4	1,625.1	3,674.6	3,183.0
Acquired in-process research and development (Note 3)	97.1	440.4	202.1	606.0
Other–net, (income) expense (Note 10)	36.8	119.2	1.1	469.9
	6,223.2	5,397.1	11,653.5	11,153.5
Income before income taxes	2,088.9	1,090.9	3,618.6	3,144.5
Income taxes (Note 6)	325.7	138.4	510.5	289.1
Net income	$1,763.2	$952.5	$3,108.1	$2,855.4

Earnings per share:
Basic	$1.96	$1.06	$3.45	$3.17
Diluted	$1.95	$1.05	$3.44	$3.16

Shares used in calculation of earnings per share:
Basic	899.7	900.3	900.3	902.0
Diluted	902.7	902.9	903.0	904.4
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,763.2	$952.5	$3,108.1	$2,855.4
Other comprehensive income (loss), net of tax (Note 9)	(11.4)	(62.4)	55.9	55.4
Comprehensive income	$1,751.8	$890.1	$3,164.0	$2,910.8
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 5)	$2,694.5	$2,067.0
Short-term investments (Note 5)	134.6	144.8
Accounts receivable, net of allowances of $13.8 (2023) and $16.0 (2022)	7,516.1	6,896.0
Other receivables	1,655.3	1,662.9
Inventories	4,798.7	4,309.7
Prepaid expenses and other current assets	4,532.4	2,954.1
Total current assets	21,331.6	18,034.5
Investments (Note 5)	2,745.1	2,901.8
Goodwill	4,078.9	4,073.0
Other intangibles, net	6,903.5	7,206.6
Deferred tax assets	3,805.9	2,792.9
Property and equipment, net of accumulated depreciation of $10,631.6 (2023) and $10,233.4 (2022)	11,277.4	10,144.0
Other noncurrent assets	4,671.6	4,337.0
Total assets	$54,814.0	$49,489.8
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$661.6	$1,501.1
Accounts payable	2,474.2	1,930.6
Employee compensation	867.7	1,059.8
Sales rebates and discounts	10,389.9	8,784.1
Dividends payable	1,016.2	1,017.2
Income taxes payable	1,233.8	475.1
Other current liabilities	2,271.6	2,370.3
Total current liabilities	18,915.0	17,138.2
Other Liabilities
Long-term debt	18,158.4	14,737.5
Accrued retirement benefits (Note 7)	1,308.8	1,305.1
Long-term income taxes payable	3,330.7	3,709.6
Other noncurrent liabilities	1,951.8	1,824.0
Total other liabilities	24,749.7	21,576.2
Commitments and Contingencies (Note 8)
Eli Lilly and Company Shareholders' Equity
Common stock	593.6	594.1
Additional paid-in capital	6,948.6	6,921.4
Retained earnings	10,368.5	10,042.6
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 9)	(3,788.7)	(3,844.6)
Cost of common stock in treasury	(45.0)	(50.5)
Total Eli Lilly and Company shareholders' equity	11,063.8	10,649.8
Noncontrolling interests	85.5	125.6
Total equity	11,149.3	10,775.4
Total liabilities and equity	$54,814.0	$49,489.8
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at April 1, 2022	950,605	$594.1	$6,656.3	$9,369.4	$(3,013.2)	$(4,225.3)	450	$(50.5)	$131.2
Net income (loss)				952.5					(11.4)
Other comprehensive loss, net of tax						(62.4)
Cash dividends declared per share: $1.96				(1,765.9)
Issuance of stock under employee stock plans, net	14		(2.4)
Stock-based compensation			92.1
Other									(5.3)
Balance at June 30, 2022	950,619	$594.1	$6,746.0	$8,556.0	$(3,013.2)	$(4,287.7)	450	$(50.5)	$114.5

Balance at April 1, 2023	949,669	$593.5	$6,793.1	$10,639.3	$(3,013.2)	$(3,777.3)	402	$(45.0)	$104.5
Net income (loss)				1,763.2					(9.5)
Other comprehensive loss, net of tax						(11.4)
Cash dividends declared per share: $2.26				(2,034.0)
Issuance of stock under employee stock plans, net	19	0.1	(6.0)
Stock-based compensation			161.5
Other									(9.5)
Balance at June 30, 2023	949,688	$593.6	$6,948.6	$10,368.5	$(3,013.2)	$(3,788.7)	402	$(45.0)	$85.5
(1) As of June 30, 2023, there was $2.50 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2022	954,116	$596.3	$6,833.4	$8,958.5	$(3,013.2)	$(4,343.1)	463	$(52.7)	$175.6
Net income (loss)				2,855.4					(48.0)
Other comprehensive income, net of tax						55.4
Cash dividends declared per share: $1.96				(1,765.9)
Retirement of treasury shares	(5,607)	(3.5)		(1,496.5)			(5,607)	1,500.0
Purchase of treasury shares							5,607	(1,500.0)
Issuance of stock under employee stock plans, net	2,110	1.3	(280.5)				(13)	2.2
Stock-based compensation			193.1
Other				4.5					(13.1)
Balance at June 30, 2022	950,619	$594.1	$6,746.0	$8,556.0	$(3,013.2)	$(4,287.7)	450	$(50.5)	$114.5

Balance at January 1, 2023	950,632	$594.1	$6,921.4	$10,042.6	$(3,013.2)	$(3,844.6)	450	$(50.5)	$125.6
Net income				3,108.1					0.5
Other comprehensive income, net of tax						55.9
Cash dividends declared per share: $2.26				(2,034.0)
Retirement of treasury shares	(2,299)	(1.4)		(748.6)			(2,299)	750.0
Purchase of treasury shares							2,299	(750.0)
Issuance of stock under employee stock plans, net	1,355	0.9	(265.5)				(48)	8.8
Stock-based compensation			292.7
Other				0.4				(3.3)	(40.6)
Balance at June 30, 2023	949,688	$593.6	$6,948.6	$10,368.5	$(3,013.2)	$(3,788.7)	402	$(45.0)	$85.5
(1) As of June 30, 2023, there was $2.50 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$3,108.1	$2,855.4
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	728.6	784.6
Change in deferred income taxes	(990.5)	(1,125.0)
Stock-based compensation expense	292.7	193.1
Net investment losses	80.0	545.6
Acquired in-process research and development	202.1	606.0
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(676.1)	(104.2)
Other operating activities, net	(382.4)	(49.2)
Net Cash Provided by Operating Activities	2,362.5	3,706.3
Cash Flows from Investing Activities
Purchases of property and equipment	(1,406.7)	(736.4)
Proceeds from sales and maturities of short-term investments	109.6	57.6
Purchases of short-term investments	(59.8)	(32.9)
Proceeds from sales of and distributions from noncurrent investments	388.4	168.5
Purchases of noncurrent investments	(343.4)	(251.4)
Purchases of in-process research and development	(333.1)	(958.2)
Other investing activities, net	497.1	(111.3)
Net Cash Used for Investing Activities	(1,147.9)	(1,864.1)
Cash Flows from Financing Activities
Dividends paid	(2,035.0)	(1,769.2)
Net change in short-term borrowings	(1,498.0)	2,117.2
Proceeds from issuance of long-term debt	3,958.5	—
Repayments of long-term debt	—	(1,560.0)
Purchases of common stock	(750.0)	(1,500.0)
Other financing activities, net	(296.6)	(290.0)
Net Cash Used for Financing Activities	(621.1)	(3,002.0)
Effect of exchange rate changes on cash and cash equivalents	34.0	(35.8)
Net increase (decrease) in cash and cash equivalents	627.5	(1,195.6)
Cash and cash equivalents at January 1	2,067.0	3,818.5
Cash and Cash Equivalents at June 30	$2,694.5	$2,622.9
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
Reclassifications
Certain reclassifications have been made to prior periods in the consolidated condensed financial statements and accompanying notes to conform with the current presentation. Development milestone payments related to externally developed IPR&D projects, acquired directly in a transaction other than a business combination, were previously included in cash flows from operating activities in the consolidated condensed statements of cash flows and are now included in purchases of IPR&D in cash flows from investing activities. The reclassification resulted in an increase to net cash provided by operating activities and net cash used in investing activities of $386.4 million for the six months ended June 30, 2022.

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net product revenue	$6,979.8	$5,870.9	$13,218.0	$13,003.8
Collaboration and other revenue(1)	1,332.3	617.1	2,054.1	1,294.2
Revenue	$8,312.1	$6,488.0	$15,272.1	$14,298.0
(1) Collaboration and other revenue associated with prior period transfers of intellectual property was $30.3 million and $55.4 million during the three and six months ended June 30, 2023, respectively, and $34.4 million and $87.6 million during the three and six months ended June 30, 2022, respectively.
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements includes our share of profits from the collaborations, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 4 for additional information related to our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue from the Jardiance® and Trajenta® families of products resulting from our collaboration with Boehringer Ingelheim and from the sale of rights for Baqsimi® discussed in Note 4. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers.
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were less than 1 percent of U.S. revenue during each of the three and six months ended June 30, 2023 and 2022.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	June 30, 2023	December 31, 2022
Contract liabilities	$211.1	$219.2
During the three and six months ended June 30, 2023 and 2022, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023			2022
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Diabetes:
Trulicity®	$1,371.3	$441.2	$1,812.5	$1,430.1	$481.7	$1,911.9
Mounjaro®	915.7	64.0	979.7	12.6	3.4	16.0
Jardiance(1)	386.1	282.2	668.3	250.7	210.3	461.0
Baqsimi	606.2	7.7	613.9	21.8	7.2	29.0
Humalog® (2)	229.8	210.6	440.4	238.8	208.3	447.1
Humulin®	144.3	61.0	205.3	202.3	71.7	274.0
Basaglar® (3)	83.0	71.2	154.2	95.8	78.4	174.2
Other diabetes	45.0	91.6	136.6	40.1	85.0	125.0
Total diabetes	3,781.4	1,229.5	5,010.9	2,292.2	1,146.0	3,438.2

Oncology:
Verzenio®	588.6	338.2	926.8	384.3	204.2	588.5
Cyramza®	115.0	145.3	260.3	92.6	138.6	231.3
Erbitux®	145.5	17.0	162.5	125.1	15.7	140.8
Alimta®	17.9	43.1	60.9	171.7	56.1	227.7
Other oncology	68.0	192.4	260.5	45.3	135.2	180.4
Total oncology	935.0	736.0	1,671.0	819.0	549.8	1,368.7

Immunology:
Taltz®	472.3	231.6	703.9	411.6	194.7	606.2
Olumiant® (4)	50.8	168.1	218.9	10.4	175.8	186.2
Other immunology	—	5.7	5.7	—	4.0	4.0
Total immunology	523.1	405.4	928.5	422.0	374.5	796.5

Neuroscience:
Emgality®	118.8	50.5	169.3	108.6	48.9	157.5
Other neuroscience	42.1	175.8	217.9	36.2	196.3	232.4
Total neuroscience	160.9	226.3	387.2	144.8	245.2	389.9

Other:
Forteo®	97.4	50.6	148.0	78.5	60.0	138.5
Cialis®	9.2	106.4	115.6	10.8	136.2	147.0
COVID-19 antibodies(5)	—	—	—	129.1	—	129.1
Other	24.4	26.5	51.0	38.5	41.7	80.1
Total other	131.0	183.5	314.6	256.9	237.9	494.7
Revenue	$5,531.4	$2,780.7	$8,312.1	$3,934.8	$2,553.3	$6,488.0
Numbers may not add due to rounding.
(1) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar®.
(4) Olumiant revenue includes sales for baricitinib that were made pursuant to Emergency Use Authorization (EUA) or similar regulatory authorizations.
(5) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.

The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023			2022
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Diabetes:
Trulicity	$2,918.7	$871.0	$3,789.6	$2,744.1	$909.1	$3,653.2
Mounjaro	1,452.2	96.0	1,548.2	12.6	3.4	16.0
Jardiance(1)	715.6	530.2	1,245.8	480.4	400.0	880.4
Humalog(2)	501.4	400.0	901.4	607.7	457.6	1,065.3
Baqsimi	629.3	16.1	645.4	44.3	13.9	58.2
Humulin	343.1	114.2	457.3	392.8	154.5	547.2
Basaglar(3)	218.4	145.2	363.5	215.1	150.6	365.7
Other diabetes	77.7	172.2	250.1	71.7	168.5	240.3
Total diabetes	6,856.4	2,344.9	9,201.3	4,568.7	2,257.6	6,826.3

Oncology:
Verzenio	1,049.6	628.0	1,677.7	685.7	372.1	1,057.9
Cyramza	215.6	281.4	497.0	171.8	289.7	461.5
Erbitux	264.2	28.1	292.4	234.7	28.7	263.4
Alimta	38.0	81.2	119.1	425.9	145.8	571.7
Other oncology	121.0	319.9	440.8	84.6	282.7	367.2
Total oncology	1,688.4	1,338.6	3,027.0	1,602.7	1,119.0	2,721.7

Immunology:
Taltz	784.5	446.3	1,230.8	718.8	375.5	1,094.3
Olumiant(4)	93.1	354.6	447.8	81.7	360.1	441.8
Other immunology	—	27.7	27.7	—	8.5	8.5
Total immunology	877.6	828.6	1,706.3	800.5	744.1	1,544.6

Neuroscience:
Emgality	227.5	96.1	323.6	216.9	89.8	306.7
Other neuroscience	77.9	346.2	424.1	81.2	399.7	481.0
Total neuroscience	305.4	442.3	747.7	298.1	489.5	787.7

Other:
Forteo	168.0	102.3	270.3	148.7	127.2	275.9
Cialis	16.8	199.1	215.9	17.7	347.0	364.7
COVID-19 antibodies(5)	—	—	—	1,584.3	14.7	1,598.9
Other	55.0	48.7	103.7	88.5	89.6	178.2
Total other	239.8	350.1	589.9	1,839.2	578.5	2,417.7
Revenue	$9,967.6	$5,304.6	$15,272.1	$9,109.4	$5,188.7	$14,298.0
Numbers may not add due to rounding.
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar.
(4) Olumiant revenue includes sales for baricitinib that were made pursuant to EUA or similar regulatory authorizations.
(5) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.

The following table summarizes revenue by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue(1):
U.S.	$5,531.4	$3,934.8	$9,967.6	$9,109.4
Europe	1,177.6	1,101.1	2,268.5	2,168.4
Japan	455.6	454.4	842.8	864.6
China	399.0	352.1	771.7	758.5
Other foreign countries	748.5	645.7	1,421.5	1,397.2
Revenue	$8,312.1	$6,488.0	$15,272.1	$14,298.0
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer or other party.

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
We also acquired assets in development which are further discussed below in Asset Acquisitions. Upon each acquisition, the cost allocated to acquired IPR&D was immediately expensed if the compound has no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound are expensed as acquired IPR&D when the event triggering an obligation to pay the milestone occurs. We recognized acquired IPR&D charges of $97.1 million and $202.1 million for the three and six months ended June 30, 2023, respectively, and $440.4 million and $606.0 million for the three and six months ended June 30, 2022, respectively.
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

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at December 1, 2022
Cash	$153.2
Acquired IPR&D(1)	184.0
Goodwill(2)	187.1
Other assets and liabilities, net	23.0
Acquisition date fair value of consideration transferred	547.3
Less:
Cash acquired	(153.2)
Fair value of CVR liability(3)	(66.9)
Cash paid, net of cash acquired	$327.2
(1) Acquired IPR&D intangibles primarily relate to GJB2.
(2) The goodwill recognized from this acquisition is attributable primarily to future unidentified projects and products and the assembled workforce for Akouos and is not deductible for tax purposes.
(3) See Note 5 for a discussion on the estimation of the CVR liability.
The results of operations attributable to Akouos for the three and six months ended June 30, 2023 were immaterial.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three and six months ended June 30, 2022.
Asset Acquisitions
In February 2022, we acquired a Priority Review Voucher from BioMarin Pharmaceutical Inc. for $110.0 million.
In connection with our acquisition of Petra Pharma Corporation (Petra), we were required to make milestone payments to Petra shareholders contingent upon the occurrence of certain future events linked to the success of the mutant-selective PI3Kα inhibitor. In the second quarter of 2022, we entered into agreements with substantially all Petra shareholders to acquire their rights to receive any future milestone payments in exchange for a one-time payment. As a result of these agreements, we recognized a charge of $333.8 million as acquired IPR&D during the three and six months ended June 30, 2022. Any remaining contingent milestones payments linked to the success of the mutant-selective PI3Kα inhibitor are not expected to be material.
We recognized no other significant acquired IPR&D charges during the three and six months ended June 30, 2023 and 2022.
Subsequent Events
In June 2023, we announced an agreement to acquire DICE Therapeutics, Inc. (DICE) for a purchase price of $48 per share in cash (an aggregate of approximately $2.4 billion) payable at closing. The proposed acquisition is expected to close in the third quarter of 2023, subject to customary closing conditions, including the receipt of required antitrust clearance and the tender of at least a majority of the outstanding shares of DICE's common stock as of the expiration of the tender offer.
As of June 30, 2023, potential amounts payable for other pending business development acquisitions were approximately $1 billion in aggregate, subject to closing conditions and/or regulatory approvals.

Note 4: Collaborations and Other Arrangements
Collaborations and Other Similar Arrangements
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
Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item, net of any payments due to or reimbursements due from our collaboration partners, with such reimbursements being recognized at the time the party becomes obligated to pay. Each arrangement is unique in nature, and our more significant arrangements are discussed below.
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
In connection with the regulatory approvals of Jardiance, Trajenta, and Basaglar in the U.S., Europe, and Japan, milestone payments made for Jardiance and Trajenta were capitalized as intangible assets and are being amortized to cost of sales, and milestone payments received for Basaglar were recorded as contract liabilities and are being amortized to collaboration and other revenue. The milestones pertaining to Jardiance and Trajenta are being amortized through their respective term under the collaboration, which, depending on country or region, is determined based on the latest to occur of (a) a defined number of years following launch date, (b) the expiration of the compound patent, or (c) the expiration of marketing authorization exclusivity. The milestones pertaining to Basaglar are being amortized through 2029. The table below summarizes the net milestones capitalized with respect to the Jardiance and Trajenta families of products and the net milestones deferred with respect to the Basaglar product family as of June 30, 2023 and December 31, 2022:

	Net Milestones Capitalized (Deferred)(1)
	June 30, 2023	December 31, 2022
Jardiance	$106.3	$116.2
Trajenta	51.2	63.5
Basaglar	(121.3)	(130.6)
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

The following table summarizes our collaboration and other revenue recognized with respect to the Jardiance and Trajenta families of products and net product revenue recognized with respect to the Basaglar product family:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Jardiance	$668.3	$461.0	$1,245.8	$880.4
Basaglar	154.2	174.2	363.5	365.7
Trajenta	103.6	97.1	189.5	189.2
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
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, as well as achievement of a sales-based milestone, milestone payments of $330.0 million were capitalized as intangible assets as of June 30, 2023 and December 31, 2022 and are being amortized to cost of sales through the term of the collaboration. This represents the cumulative amounts that have been capitalized from the start of this collaboration through the end of each reporting period.
As of June 30, 2023, Incyte is eligible to receive up to $100.0 million of additional payments from us in potential sales-based milestones.
We record our sales of Olumiant, including sales of baricitinib that were made pursuant to EUA or similar regulatory authorizations, to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized with respect to Olumiant:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Olumiant	$218.9	$186.2	$447.8	$441.8
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
Pursuant to EUAs or similar regulatory authorizations, we recognized net product revenue associated with our sales of our COVID-19 antibodies of $129.1 million and $1.60 billion, primarily related to bebtelovimab, for the three and six months ended June 30, 2022, respectively. We did not have sales of our COVID-19 antibodies during the three and six months ended June 30, 2023.
Lebrikizumab
We have a worldwide license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab. Roche has the right to receive tiered royalty payments on future worldwide net sales ranging in percentages from high single digits to high teens if the product is successfully commercialized. As of June 30, 2023, Roche is eligible to receive up to $160.0 million of payments from us contingent upon the achievement of success-based regulatory milestones and up to $1.03 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab.

We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We have the right to receive tiered royalty payments on future net sales in Europe ranging in percentages from low double digits to low twenties if the product is successfully commercialized. As of June 30, 2023, we are eligible to receive payments of $65.0 million from Almirall contingent upon the achievement of success-based regulatory milestones and up to $1.25 billion in a series of sales-based milestones, contingent upon the commercial success of lebrikizumab. During the three and six months ended June 30, 2023 and 2022, collaboration and other revenue recognized under this license agreement was not material.
Divestitures
We periodically enter into arrangements to sell the rights of a product. We recognize the net gain or loss associated with the sale of rights of a product as collaboration and other revenue when control of the asset transfers to the other party.
We may be eligible to receive milestone payments contingent upon the occurrence of certain future events linked to the success of the divested product. Milestones are included in the transaction price only to the extent a significant reversal in the amount of revenue recognized is not probable of occurring when the uncertainties associated with the milestones are subsequently resolved.
We may enter into a supply arrangement as part of a divestiture of product rights. Our sale of product inventory under the supply agreement is recognized as net product revenue at the earlier of when control of the asset transfers to the other party or when the product has no alternative use to us and we have right to payment.
Baqsimi
In June 2023, we sold the rights for Baqsimi to Amphastar Pharmaceuticals, Inc. (Amphastar). Under the terms of the agreement, we received $500.0 million in cash and will receive an additional $125.0 million in cash upon the one year anniversary of closing. We included both in the transaction price as of June 30, 2023. We are eligible to receive payments of up to $450.0 million in a series of sales-based milestones, that have not been included in the transaction price as of June 30, 2023.
We entered into a supply agreement with Amphastar that obligates Amphastar to purchase Baqsimi product we are manufacturing at an amount which represents a stand alone selling price. As the product we are manufacturing under this supply agreement has no alternative use to us and we have right to payment, we will recognize net product revenue over time as we manufacture the product.
For the three and six months ended June 30, 2023, we recognized $579.0 million in revenue primarily related to the net gain on the sale of rights for Baqsimi. Cash received from the sale of rights for Baqsimi was included in cash flows from investing activities for the six months ended June 30, 2023.
Olanzapine (including Zyprexa®)
In July 2023, we sold the rights for the olanzapine portfolio, including Zyprexa, to Cheplapharm Arzneimittel GmbH (Cheplapharm). Under the terms of the agreement, we received $1.05 billion in cash and will receive an additional $305.0 million in cash upon the one year anniversary of closing. We are eligible to receive milestone payments of up to $50.0 million. We also entered into a supply agreement with Cheplapharm that obligates Cheplapharm to purchase Zyprexa product we are manufacturing at an amount which represents a stand alone selling price.

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
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near-term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the three and six months ended June 30, 2023 and 2022 were not material.
The net losses recognized in our consolidated condensed statements of operations for equity securities were $64.9 million and $78.6 million for the three and six months ended June 30, 2023, respectively, and $118.9 million and $544.3 million for the three and six months ended June 30, 2022, respectively. The net gains (losses) recognized for the three and six months ended June 30, 2023 and 2022 on equity securities sold during the respective periods were not material.
As of June 30, 2023, we had approximately $925 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
We record our available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three and six months ended June 30, 2023 and 2022.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of June 30, 2023:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$663.6	$86.1	$213.2	$117.0	$247.3
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position follows:

	June 30, 2023	December 31, 2022
Unrealized gross gains	$0.6	$0.6
Unrealized gross losses	44.6	49.2
Fair value of securities in an unrealized gain position	54.6	46.8
Fair value of securities in an unrealized loss position	570.6	568.7

As of June 30, 2023, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Approximately 99 percent of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of June 30, 2023, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of a material default on interest or principal payments for our debt securities.
Activity related to our available-for-sale securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$34.2	$29.9	$61.8	$65.1
Realized gross gains on sales	0.1	0.1	0.3	0.2
Realized gross losses on sales	1.0	0.7	1.7	1.5
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.

Fair Value of Investments
The following table summarizes certain fair value information at June 30, 2023 and December 31, 2022 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2023
Cash equivalents(2)	$1,340.9	$1,340.9	$1,333.7	$7.2	$—	$1,340.9

Short-term investments:
U.S. government and agency securities	$19.5	$19.9	$19.5	$—	$—	$19.5
Corporate debt securities	65.3	65.6	—	65.3	—	65.3
Asset-backed securities	1.3	1.3	—	1.3	—	1.3
Other securities	48.5	48.5	—	23.5	25.0	48.5
Short-term investments	$134.6

Noncurrent investments:
U.S. government and agency securities	$150.2	$164.7	$150.2	$—	$—	$150.2
Corporate debt securities	211.5	230.7	—	211.5	—	211.5
Mortgage-backed securities	158.3	170.8	—	158.3	—	158.3
Asset-backed securities	57.5	59.2	—	57.5	—	57.5
Other securities	166.2	69.5	—	6.2	160.0	166.2
Marketable equity securities	577.6	460.6	577.6	—	—	577.6
Equity investments without readily determinable fair values(3)	535.4
Equity method investments(3)	888.4
Noncurrent investments	$2,745.1

December 31, 2022
Cash equivalents(2)	$657.4	$657.4	$650.4	$7.0	$—	$657.4

Short-term investments:
U.S. government and agency securities	$30.8	$31.1	$30.8	$—	$—	$30.8
Corporate debt securities	53.4	53.5	—	53.4	—	53.4
Asset-backed securities	2.0	2.0	—	2.0	—	2.0
Other securities	58.6	58.6	—	39.1	19.5	58.6
Short-term investments	$144.8

Noncurrent investments:
U.S. government and agency securities	$146.4	$163.2	$146.4	$—	$—	$146.4
Corporate debt securities	213.9	235.8	—	213.9	—	213.9
Mortgage-backed securities	149.2	161.5	—	149.2	—	149.2
Asset-backed securities	50.6	52.5	—	50.6	—	50.6
Other securities	398.6	34.5	—	311.0	87.6	398.6
Marketable equity securities	683.6	484.7	683.6	—	—	683.6
Equity investments without readily determinable fair values(3)	478.4
Equity method investments(3)	781.1
Noncurrent investments	$2,901.8
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
Fair Value of Debt
The following table summarizes certain fair value information at June 30, 2023 and December 31, 2022 for our short-term and long-term debt:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
June 30, 2023	$—	$—	$—	$—	$—
December 31, 2022	(1,498.0)	—	(1,492.0)	—	(1,492.0)
Long-term debt, including current portion
June 30, 2023	$(18,820.0)	$—	$(16,589.9)	$—	$(16,589.9)
December 31, 2022	(14,740.6)	—	(12,329.3)	—	(12,329.3)
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $429.5 million and $422.1 million of accounts receivable as of June 30, 2023 and December 31, 2022, respectively, under these factoring arrangements. The costs of factoring such accounts receivable on our consolidated condensed results of operations for the three and six months ended June 30, 2023 and 2022 were not material.
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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (principally the euro, British pound, Chinese yuan, Japanese yen, and Swiss franc). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2023, we had outstanding foreign currency forward commitments as follows, all of which have settlement dates within 180 days:

June 30, 2023
Purchase		Sell
Currency	Amount (in millions)	Currency	Amount (in millions)
Euro	3,373.9	U.S. dollars	3,683.6
U.S. dollars	2,617.8	Euro	2,394.7
British pounds	182.9	U.S. dollars	234.4
U.S. dollars	151.4	Chinese yuan	1,084.8
Foreign currency exchange risk is also managed through the use of foreign currency debt, cross-currency interest rate swaps, and foreign currency forward contracts. Our foreign currency-denominated notes had carrying amounts of $6.95 billion and $6.83 billion as of June 30, 2023 and December 31, 2022, respectively, of which $5.57 billion and $5.45 billion have been designated as, and are effective as, economic hedges of net investments in certain of our foreign operations as of June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, we had outstanding cross-currency swaps with notional amounts of $1.01 billion swapping U.S. dollars to euro and $1.00 billion swapping Swiss francs to U.S. dollars which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a majority convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign-denominated fixed-rate debt, have also been designated as, and are effective as, economic hedges of net investments. At June 30, 2023, we had outstanding foreign currency forward contracts to sell 2.08 billion euro and to sell 1.80 billion Chinese yuan with settlement dates ranging through 2023, which have been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At June 30, 2023, all of our total long-term debt is at a fixed rate. We have converted approximately 12 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.

We also may enter into forward-starting interest rate swaps, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss) (see Note 9) and, upon completion of a debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. As of June 30, 2023, the total notional amounts of forward-starting interest rate contracts in designated cash flow hedging instruments were $1.00 billion, which have settlement dates ranging through 2025.
The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value hedges:
Effect from hedged fixed-rate debt	$(34.4)	$(58.2)	$0.9	$(152.8)
Effect from interest rate contracts	34.4	58.2	(0.9)	152.8
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	3.3	4.1	7.1	8.2
Cross-currency interest rate swaps	(17.1)	33.6	(30.0)	41.9
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	29.6	151.1	(23.2)	145.0
Total	$15.8	$188.8	$(46.1)	$195.1
During the three and six months ended June 30, 2023 and 2022, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net investment hedges:
Foreign currency-denominated notes	$10.6	$333.3	$(121.2)	$387.7
Cross-currency interest rate swaps	(7.8)	68.5	(19.6)	79.3
Foreign currency forward contracts	27.7	13.6	(18.4)	13.6
Cash flow hedges:
Forward-starting interest rate swaps	33.3	157.7	57.1	280.2
Cross-currency interest rate swaps	21.9	1.4	14.1	18.5
During the next 12 months, we expect to reclassify $13.1 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three and six months ended June 30, 2023 and 2022, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Risk-Management Instruments
The following table summarizes certain fair value information at June 30, 2023 and December 31, 2022 for risk management assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2023
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(8.7)	$—	$(8.7)	$—	$(8.7)
Other noncurrent liabilities	(124.8)	—	(124.8)	—	(124.8)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	261.9	—	261.9	—	261.9
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	42.7	—	42.7	—	42.7
Cross-currency interest rate contracts designated as cash flow hedges:
Other receivables	69.5	—	69.5	—	69.5
Other noncurrent assets	27.6	—	27.6	—	27.6
Foreign exchange contracts designated as net investment hedges:
Other receivables	17.3	—	17.3	—	17.3
Other current liabilities	(15.2)	—	(15.2)	—	(15.2)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	15.3	—	15.3	—	15.3
Other current liabilities	(17.8)	—	(17.8)	—	(17.8)
Contingent consideration liabilities:
Other current liabilities	(38.9)	—	—	(38.9)	(38.9)
Other noncurrent liabilities	(72.3)	—	—	(72.3)	(72.3)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2022
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent liabilities	$(134.3)	$—	$(134.3)	$—	$(134.3)
Interest rate contracts designated as cash flow hedges:
Other receivables	162.9	—	162.9	—	162.9
Other noncurrent assets	246.0	—	246.0	—	246.0
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	67.6	—	67.6	—	67.6
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	53.1	—	53.1	—	53.1
Foreign exchange contracts designated as hedging instruments:
Other current liabilities	(38.3)	—	(38.3)	—	(38.3)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	26.6	—	26.6	—	26.6
Other current liabilities	(21.5)	—	(21.5)	—	(21.5)
Contingent consideration liabilities:
Other current liabilities	(39.5)	—	—	(39.5)	(39.5)
Other noncurrent liabilities	(70.6)	—	—	(70.6)	(70.6)

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

Note 6: Income Taxes
The effective tax rates were 15.6 percent and 14.1 percent for the three and six months ended June 30, 2023, respectively, reflecting the tax impacts of the new Puerto Rico tax regime and the sale of rights for Baqsimi. The effective tax rates were 12.7 percent and 9.2 percent for the three and six months ended June 30, 2022, respectively, reflecting the favorable tax impact of net investment losses on equity securities, partially offset by the tax impact of non-deductible acquired IPR&D charges.
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

Note 7: Retirement Benefits
Net pension and retiree health (benefit) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic cost:
Service cost	$74.9	$88.2	$145.3	$177.3
Interest cost	162.6	99.6	323.7	200.1
Expected return on plan assets	(264.2)	(237.0)	(527.5)	(476.5)
Amortization of prior service cost	0.6	0.6	1.2	1.3
Recognized actuarial loss	30.9	84.5	60.9	171.5
Net periodic cost	$4.8	$35.9	$3.6	$73.7

	Retiree Health Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic benefit:
Service cost	$8.2	$12.1	$15.9	$23.3
Interest cost	15.3	9.6	30.7	19.0
Expected return on plan assets	(45.6)	(38.2)	(91.1)	(76.1)
Amortization of prior service benefit	(13.2)	(13.7)	(26.4)	(27.4)
Recognized actuarial (gain) loss	(2.0)	0.3	(2.9)	0.5
Net periodic benefit	$(37.3)	$(29.9)	$(73.8)	$(60.7)

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
Jardiance Patent Litigation
In November 2018, Boehringer Ingelheim, our partner in marketing and development of Jardiance, initiated U.S. patent litigation in the U.S. District Court for the District of Delaware alleging infringement arising from submissions of Abbreviated New Drug Applications (ANDA) by a number of generic companies seeking approval to market generic versions of Jardiance, Glyxambi, and Synjardy in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act). Particularly with respect to Jardiance, the generic companies' ANDAs seek approval to market generic versions of Jardiance prior to the expiration of the relevant patents, and allege that certain patents are invalid or would not be infringed. We are not a party to this litigation. This matter is ongoing.
Zyprexa Canada Patent Litigation
Beginning in the mid-2000s, several generic companies in Canada challenged the validity of our Zyprexa compound patent. In 2012, the Canadian Federal Court of Appeals denied our appeal of a lower court's decision that certain patent claims were invalid for lack of utility. In 2013, Apotex Inc. and Apotex Pharmachem Inc. (collectively, Apotex) brought claims against us in the Ontario Superior Court of Justice in Toronto for damages related to our enforcement of the Zyprexa compound patent under Canadian regulations governing patented drugs. Apotex seeks compensation based on novel legal theories under the Statute of Monopolies, Trademark Act, and common law. In March 2021, the Ontario Superior Court granted our motion for summary judgment, thereby dismissing Apotex's case. Apotex appealed that ruling to the Court of Appeal for Ontario in April 2021. In August 2022, the Court dismissed the appeal and in October 2022, Apotex appealed the decision to the Supreme Court of Canada (SCC). In April 2023, the SCC denied Apotex's appeal petition and this matter is now closed.
Product Liability Litigation
Actos® Litigation
We are named along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda) in a third party payor class action in the U.S. District Court for the Central District of California (Painters et al. v. Takeda et al.). Plaintiffs claim that they and similarly situated class members are entitled to recover money paid for or to reimburse Actos prescriptions because of alleged concealment of bladder cancer risk. Our agreement with Takeda calls for Takeda to defend and indemnify us against our losses and expenses with respect to U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. In June 2023, we and Takeda filed a petition for permission to appeal the class certification order. This matter is ongoing. Actos is a registered trademark of Takeda Pharmaceutical Company Limited.

Environmental Proceedings
Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as "Superfund," we have been designated as one of several potentially responsible parties with respect to the cleanup of fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup.
Other Matters
340B Litigation and Investigations
We are the plaintiff in a lawsuit filed in January 2021 in the U.S. District Court for the Southern District of Indiana against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, the Health Resources and Services Administration (HRSA), and the Administrator of HRSA. The lawsuit challenges HHS's December 30, 2020 advisory opinion stating that drug manufacturers are required to deliver discounts under the 340B program to all contract pharmacies and HHS's Administrative Dispute Resolution regulations. We seek a declaratory judgment that the defendants violated the Administrative Procedure Act and the U.S. Constitution, a preliminary injunction enjoining implementation of the administrative dispute resolution process created by defendants and, with it, their application of the advisory opinion, and other related relief. In March 2021, the court entered an order preliminarily enjoining the government's enforcement of the administrative dispute resolution process against us. In May 2021, HRSA sent us an enforcement letter notifying us that it determined that our policy was contrary to the 340B statute. In response, in May 2021, we amended our complaint to bring claims related to HRSA's determination and filed a motion for preliminary injunction and temporary restraining order requesting that the U.S. District Court for the Southern District of Indiana enjoin defendants from taking any action against us relating to the 340B drug pricing program until after the court issues a final judgment on the aforementioned litigation. In May 2021, the court denied our motion for a temporary restraining order but deferred resolution of our motion for preliminary injunction. In June 2021, the defendants withdrew the HHS December 30, 2020 advisory opinion. In July 2021, the court held oral argument on the parties' cross motions for summary judgment, the defendants' motion to dismiss, and our motion for preliminary injunction related to HRSA's May 2021 enforcement letter. In October 2021, the court denied the defendants' motion to dismiss, and granted in part and denied in part the parties' cross motions for summary judgment. Both parties filed notices of appeal related to the court's summary judgment order. In October 2022, the U.S. Court of Appeals for the Seventh Circuit held oral argument. This matter is ongoing.
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

Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
First initiated in 2008, our subsidiary in Brazil, Eli Lilly do Brasil Limitada (Lilly Brasil), is named in a Public Civil Action brought by the Labor Public Attorney (LPA) for the 15th Region in the Labor Court of Paulinia, State of Sao Paulo, Brazil, (the Labor Court) alleging possible harm to employees and former employees caused by alleged exposure to soil and groundwater contaminants at a former Lilly Brasil manufacturing facility in Cosmopolis, Brazil, operated by the company between 1977 and 2003. In May 2014, the Labor Court judge ruled against Lilly Brasil, ordering it to undertake several remedial and compensatory actions including health coverage for a class of individuals and certain of their children. In July 2018, the appeals court (TRT) generally affirmed our appeal of the Labor Court's ruling, which included a liquidated award of 300 million Brazilian reais, which, when adjusted for inflation and the addition of pre and post judgment interest using the current Central Bank of Brazil's special system of clearance and custody rate, is approximately 1.15 billion Brazilian reais (approximately $238 million as of June 30, 2023). In August 2019, Lilly Brasil filed an appeal to the superior labor court (TST) and in June 2021, the TRT published its decision on the admissibility of Lilly Brasil's appeal, allowing the majority of the elements, which were allowed to proceed in June 2021; elements not proceeding are subject to an interlocutory appeal to the TST that was filed in June 2021. In September 2019, the TRT stayed a number of elements of its trial court decision pending the determination of Lilly Brasil's appeal to the TST. A mediation hearing is scheduled for August 2023.
In June 2019 and September 2020, the LPA filed applications in the Labor Court for enforcement of certain remedies granted by the TRT in its July 2018 decision, requested restrictions on Lilly Brasil’s assets in Brazil, and required Lilly Brasil and Antibióticos do Brasil Ltda. (ABL) to submit a list of potential beneficiaries of the Public Civil Action. In July 2019, the Labor Court issued a ruling requiring a freeze of Lilly Brasil’s immovable property or, alternatively, a security deposit or lien of 500 million Brazilian reais, which ruling in June 2021 was limited in scope and the security was reduced to 100 million Brazilian reais (approximately $21 million as of June 30, 2023). ABL and LPA appealed the June 2021 Labor Court ruling to the TST, which appeal is under review. The Labor Court is currently assessing the status of Lilly Brasil’s and ABL’s compliance with such portion of the July 2018 TRT decision and an inspection in the industrial plant is expected. These matters are ongoing.
Individual Former Employee Litigation
Lilly Brasil is also named in various pending lawsuits filed in the Labor Court by individual former employees making related claims. These individual lawsuits are at various stages in the litigation process.
Puerto Rico Tax Matter
In May 2013, the Municipality of Carolina in Puerto Rico (Municipality) filed a lawsuit against us alleging noncompliance with respect to a contract with the Municipality and seeking a declaratory judgment. In December 2020, the Puerto Rico Appellate Court (AP) reversed the summary judgment previously granted by the Court of First Instance (CFI) in our favor, dismissing the Municipality's complaint in its entirety. The AP remanded the case to the CFI for trial on the merits. The trial began in May 2022; however, the Municipality filed a new motion requesting the CFI to execute an alleged judgment. The request was denied by the CFI in our favor and the Municipality filed for revision at the AP, which we opposed, staying the case. The AP denied the Municipality's motion for revision. This matter is ongoing.
Average Manufacturer Price Litigation
In November 2014, we, along with another pharmaceutical manufacturer, were named as co-defendants in United States et al. ex rel. Streck v. Takeda Pharm. Am., Inc., et al., which was filed in November 2014 and unsealed in the U.S. District Court for the Northern District of Illinois. The complaint alleges that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating average manufacturer prices. Following a trial in August 2022, the jury returned a verdict in favor of the plaintiff. Lilly filed its notice of appeal to the Seventh Circuit in June 2023, and briefing is currently suspended. This matter is ongoing.
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

Pricing Litigation
We, along with Sanofi, Novo Nordisk, and in some matters certain pharmacy benefit managers, have been named in lawsuits related to insulin pricing that assert various theories, including consumer protection, fraud, false advertising, unjust enrichment, civil conspiracy, federal and state RICO statutes, deceptive trade practices, antitrust, and unfair competition claims. These lawsuits include In re. Insulin Pricing Litigation, a putative consumer class action (U.S. District Court for the District of New Jersey, 2017); MSP Recovery Claims, Series, LLC et al. v. Sanofi Aventis U.S. LLC et al. (U.S. District Court for the District of New Jersey, 2018); FWK Holdings, LLC v. Novo Nordisk Inc., et al., a putative class action brought by direct purchasers of insulin (U.S. District Court for the District of New Jersey, 2020), Sistema Integrado De Salud Del Oeste, LLC et al. v. Eli Lilly and Company et al. (U.S. District Court for the District of Puerto Rico, 2023) and suits brought by the State of Minnesota (U.S. District Court for the District of New Jersey, 2018), State of Kentucky (Franklin County Circuit Court, 2019), State of Mississippi (U.S. District Court for the Southern District of Mississippi, 2021), State of Arkansas (U.S. District Court for the Eastern District of Arkansas, 2022), County of Albany, New York (U.S. District Court for the Northern District of New York, 2022), State of Montana (U.S. District Court for the District of Montana, 2022), State of Kansas (U.S. District Court for the District of Kansas, 2022), State of Illinois (U.S. District Court for the Northern District of Illinois, 2022), State of California (Los Angeles County Superior Court, 2023), Jackson County, Missouri in a putative class action on behalf of Missouri counties and municipalities (U.S. District Court for the Western District of Missouri), the Government of Puerto Rico (Court of First Instance Superior Court, San Juan, 2023), Lake County, Illinois (U.S. District Court for the Northern District of Illinois, 2023), County of Monmouth, New Jersey (U.S. District Court for the District of New Jersey, 2023), City of Cleveland, Ohio (U.S. District Court for the Northern District of Ohio, 2023), and Bossier Parish, Louisiana (U.S. District Court for Middle District of Louisiana, 2023). These lawsuits are at various stages in the litigation process. A settlement has been reached in the In re Insulin Pricing Litigation consumer class action and a motion for preliminary approval of the settlement is pending. In August 2023, the Arkansas, Illinois, Kansas, Mississippi, and Montana cases were transferred to the District of New Jersey for coordinated or consolidated pre-trial proceedings by the Judicial Panel for Multi-District Litigation.
Investigations, Subpoenas, and Inquiries
In connection with the pricing and sale of our insulin and other products, we have been subject to various investigations and received subpoenas, civil investigative demand requests, information requests, interrogatories, and other inquiries from various governmental entities. These include subpoenas from the New York and Vermont Attorney General Offices, civil investigative demands from the Washington, New Mexico, Colorado, Louisiana, Texas and Ohio Attorney General Offices, the U.S. Department of Justice, and the U.S. Federal Trade Commission, as well as information requests from the Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada Attorney General Offices. In May 2023, Lilly entered into a non-monetary settlement agreement with the New York Attorney General's office that resolved all matters related to New York's insulin pricing subpoena.
In January 2022, the Michigan Attorney General filed a petition in Michigan state court seeking authorization to investigate Lilly for potential violations of the Michigan Consumer Protection Act (MCPA), and a complaint seeking a declaratory judgment that the Attorney General has authority to investigate Lilly's sale of insulin under the MCPA. The court authorized the proposed investigation and the issuance of civil investigative subpoenas. In April 2022, the parties entered into a stipulation providing that the State of Michigan will not issue any civil investigative subpoena to us under the MCPA until the declaratory judgment action is resolved. In July 2022, the court dismissed the case in its entirety. In June 2023, the Michigan Court of Appeals affirmed the judgment in our favor. In August 2023, the Michigan Attorney General filed an application for leave to appeal to the Michigan Supreme Court.
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

Research Corporation Technologies, Inc.
In April 2016, we were named as a defendant in litigation filed by Research Corporation Technologies, Inc. (RCT) in the U.S. District Court for the District of Arizona. RCT is seeking damages for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. In October 2021, the court issued a summary judgment decision in favor of RCT on certain issues, including with respect to a disputed royalty. Both parties filed motions for reconsideration, which were denied. We filed supplemental summary judgment motions. A temporary stay on the proceedings was lifted in April 2023, but a trial date has not been set. Potential damages payable under the litigation, if finally awarded after an appeal, could be material but are not currently reasonably estimable. This matter is ongoing.

Note 9: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended June 30, 2023 and 2022:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2023	$(1,826.6)	$(28.3)	$(2,066.1)	$143.7	$(3,777.3)
Other comprehensive income (loss) before reclassifications	(58.7)	(5.9)	(5.6)	43.5	(26.7)
Net amount reclassified from accumulated other comprehensive loss	—	0.7	12.9	1.7	15.3
Net other comprehensive income (loss)	(58.7)	(5.2)	7.3	45.2	(11.4)
Balance at June 30, 2023	$(1,885.3)	$(33.5)	$(2,058.8)	$188.9	$(3,788.7)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2022	$(1,575.2)	$(18.1)	$(2,531.6)	$(100.4)	$(4,225.3)
Other comprehensive income (loss) before reclassifications	(269.6)	(9.3)	31.7	124.8	(122.4)
Net amount reclassified from accumulated other comprehensive loss	0.6	(0.5)	56.7	3.2	60.0
Net other comprehensive income (loss)	(269.0)	(9.8)	88.4	128.0	(62.4)
Balance at June 30, 2022	$(1,844.2)	$(27.9)	$(2,443.2)	$27.6	$(4,287.7)

The following tables summarize the activity related to each component of other comprehensive income (loss) during the six months ended June 30, 2023 and 2022:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$(1,874.2)	$(37.1)	$(2,062.3)	$129.0	$(3,844.6)
Other comprehensive income (loss) before reclassifications	14.1	2.2	(22.4)	56.2	50.1
Net amount reclassified from accumulated other comprehensive loss	(25.2)	1.4	25.9	3.7	5.8
Net other comprehensive income (loss)	(11.1)	3.6	3.5	59.9	55.9
Balance at June 30, 2023	$(1,885.3)	$(33.5)	$(2,058.8)	$188.9	$(3,788.7)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(1,550.2)	$3.7	$(2,583.6)	$(213.0)	$(4,343.1)
Other comprehensive income (loss) before reclassifications	(294.6)	(30.6)	25.1	234.2	(65.9)
Net amount reclassified from accumulated other comprehensive loss	0.6	(1.0)	115.3	6.4	121.3
Net other comprehensive income (loss)	(294.0)	(31.6)	140.4	240.6	55.4
Balance at June 30, 2022	$(1,844.2)	$(27.9)	$(2,443.2)	$27.6	$(4,287.7)
The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Tax benefit (expense)	2023	2022	2023	2022
Foreign currency translation gains/losses	$(6.4)	$(87.2)	$40.1	$(100.9)
Net unrealized gains/losses on available-for-sale securities	1.6	3.0	(1.0)	9.7
Defined benefit pension and retiree health benefit plans	(3.0)	(22.4)	(7.0)	(50.8)
Net unrealized gains/losses on cash flow hedges	(12.0)	(34.0)	(15.9)	(63.9)
Benefit (expense) for income taxes allocated to other comprehensive income (loss) items	$(19.8)	$(140.6)	$16.2	$(205.9)
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

Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2023	2022	2023	2022
Amortization of retirement benefit items:
Prior service benefits, net	$(12.6)	$(13.1)	$(25.2)	$(26.1)	Other–net, (income) expense
Actuarial losses, net	28.9	84.8	58.0	172.0	Other–net, (income) expense
Total before tax	16.3	71.7	32.8	145.9
Tax benefit	(3.4)	(15.0)	(6.9)	(30.6)	Income taxes
Net of tax	12.9	56.7	25.9	115.3

Other, net of tax	2.4	3.3	(20.1)	6.0	Other–net, (income) expense
Total reclassifications, net of tax	$15.3	$60.0	$5.8	$121.3

Note 10: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$120.3	$81.2	$223.1	$166.1
Interest income	(46.0)	(10.2)	(80.2)	(17.2)
Net investment losses on equity securities (Note 5)	64.9	118.9	78.6	544.3
Retirement benefit plans	(115.6)	(94.3)	(231.4)	(187.6)
Other (income) expense	13.2	23.6	11.0	(35.7)
Other–net, (income) expense	$36.8	$119.2	$1.1	$469.9

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
Financial Results
The following table summarizes certain financial information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Revenue	$8,312.1	$6,488.0	28	$15,272.1	$14,298.0	7
Net income	1,763.2	952.5	85	3,108.1	2,855.4	9
Earnings per share - diluted	1.95	1.05	86	3.44	3.16	9
Revenue increased for the three and six months ended June 30, 2023 driven by increased volume, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates. The increase in revenue during the three and six months ended June 30, 2023 was primarily driven by sales of Mounjaro®, Verzenio®, and Jardiance® as well as from the sale of rights for Baqsimi®, partially offset by the complete reduction of sales of COVID-19 antibodies and lower sales of Alimta® following the entry of multiple generics in the first half of 2022.
Net income and earnings per share for the three and six months ended June 30, 2023 increased primarily due to increased revenue and lower acquired in-process research and development (IPR&D) charges, partially offset by increased research and development and marketing, selling, and administrative expenses. The increase in net income and earnings per share for the six months ended June 30, 2023 was also due to the lower net investment losses on equity securities.
See "Results of Operations" for additional information.

Late-Stage Pipeline
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative new medicines. We currently have approximately 40 new medicine candidates in clinical development or under regulatory review, and a larger number of projects in the discovery phase.
The following select new molecular entities (NMEs) and new indication line extension (NILEX) products are currently in Phase II or Phase III clinical trials or have been submitted for regulatory review or have received regulatory approval in the United States (U.S.), Europe, or Japan. The table reflects the status of these NMEs and NILEX products, including relevant developments since our Annual Report on Form 10-K for the year ended December 31, 2022.

Compound	Indication	Status	Developments
Diabetes and Obesity
Empagliflozin (Jardiance)(1)	Chronic kidney disease	Approved	Approved in Europe in July 2023. Submitted in Japan in 2022 and in the U.S. in the first quarter of 2023. Granted U.S. Food and Drug Administration (FDA) Fast Track designation(2).
Tirzepatide (Mounjaro)	Obesity	Submitted
Submitted in Europe in the first quarter of 2023 and in the U.S. in the second quarter of 2023. Received Priority Review designation from the FDA. Announced in the second quarter of 2023 and in July 2023 that Phase III trials met all primary and key secondary endpoints. Phase III trials are ongoing.

	Heart failure with preserved ejection fraction	Phase III	Phase III trials are ongoing.
	Obstructive sleep apnea	Phase III	Granted FDA Fast Track designation(2). Phase III trial is ongoing.
	Nonalcoholic steatohepatitis	Phase II	Phase II trial is ongoing.
Insulin Efsitora Alfa	Type 1 and 2 diabetes	Phase III	Phase III trials are ongoing.
Orforglipron	Obesity	Phase III	Phase III trials initiated in the second quarter of 2023.
	Type 2 diabetes	Phase III	Phase III trial initiated in the second quarter of 2023.
Retatrutide	Obesity	Phase III	Phase III trials initiated in the second quarter of 2023.
	Type 2 diabetes	Phase II	Phase II trial was completed.
Lepodisiran (LP(a) siRNA)	Cardiovascular disease	Phase II	Phase II trial is ongoing.
Muvalaplin	Cardiovascular disease	Phase II	Phase II trial is ongoing.
Relaxin-LA	Heart failure	Phase II	Phase II trial initiated in the first quarter of 2023.
Solbinsiran	Cardiovascular disease	Phase II	Phase II trial is ongoing.

Compound	Indication	Status	Developments
Immunology
Mirikizumab (Omvoh®)	Ulcerative colitis	Approved
Approved in Japan in the first quarter of 2023 and in Europe in the second quarter of 2023. Following the receipt of a complete response letter from the FDA, re-submitted in the U.S. in the second quarter of 2023.

	Crohn's Disease	Phase III	Phase III trials are ongoing.
Lebrikizumab(3)	Atopic dermatitis	Submitted	Submitted in the U.S. and Europe in 2022 and in Japan in the first quarter of 2023. Phase III trials are ongoing.
BTLA MAB Agonist	Systemic lupus erythematosus	Phase II	Phase II trial is ongoing.
Eltrekibart	Hidradenitis suppurativa	Phase II	Phase II trial is ongoing.
Peresolimab	Rheumatoid arthritis	Phase II	Phase II trial is ongoing.
Neuroscience
Donanemab	Early Alzheimer's disease	Submitted
Submitted for traditional approval in the U.S. in the second quarter of 2023 and in Europe in July 2023. Granted FDA Breakthrough Therapy designation(4). Announced in the second quarter of 2023 that a Phase III trial met primary and all secondary endpoints. Phase III trials are ongoing.

	Preclinical Alzheimer's disease	Phase III	Phase III trial is ongoing.
Remternetug	Early Alzheimer's disease	Phase III	Phase III trial is ongoing.
GBA1 Gene Therapy (PR001)	Gaucher disease Type 1	Phase II	Phase II trial initiated in the second quarter of 2023.
	Parkinson's disease	Phase II	Granted FDA Fast Track designation(2). Phase II trial is ongoing.
GRN Gene Therapy (PR006)	Frontotemporal dementia	Phase II	Granted FDA Fast Track designation(2). Phase II trial is ongoing.
O-GlcNAcase Inh	Alzheimer's disease	Phase II	Phase II trial is ongoing.
P2X7 Inhibitor	Pain	Phase II	Phase II trials are ongoing.
SSTR4 Agonist	Pain	Phase II	Phase II trials are ongoing.

Compound	Indication	Status	Developments
Oncology
Pirtobrutinib (Jaypirca®)	Mantle cell lymphoma	Approved(5)
FDA granted accelerated approval(5) in the U.S. in the first quarter of 2023. Submitted in Europe in 2022 and in Japan in the second quarter of 2023. Received a positive opinion from the Committee for Medicinal Products for Human Use in Europe in the second quarter of 2023. Phase III trial is ongoing.

	Chronic lymphocytic leukemia	Submitted	Submitted in the U.S. in August 2023 under the accelerated approval pathway. Phase III trials are ongoing.
	B-cell malignancies	Phase II	Phase II trial is ongoing.
Selpercatinib (Retevmo®)	Lung cancer	Approved(5)	Phase III trials are ongoing.
	Thyroid cancer	Approved(5)	Phase III trial is ongoing.
Abemaciclib (Verzenio)	Prostate cancer	Phase III	Phase III trials are ongoing.
Imlunestrant	Adjuvant breast cancer	Phase III	Phase III trial is ongoing.
	ER+HER2- metastatic breast cancer	Phase III	Phase III trial is ongoing.
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

Global concern over access to and affordability of pharmaceutical products continues to drive regulatory and legislative debate and action, as well as worldwide cost containment efforts by governmental authorities. Such measures include the use of mandated discounts, price reporting requirements, mandated reference prices, restrictive formularies, changes to available intellectual property protections, as well as other efforts. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA). Among other measures, the IRA will require the U.S. Department of Health and Human Services to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Generally, these government prices apply nine (medicines approved under a New Drug Application) or thirteen (medicines approved under a Biologics License Application) years following initial FDA approval and will be capped at a statutory ceiling price that is likely to represent a significant discount from average prices to wholesalers and direct purchasers. While the law specifies a ceiling price, it does not set a minimum or floor price. Given our product portfolio, we expect some of our significant products, including those commercialized under collaboration agreements, will be selected, which would have the effect of accelerating revenue erosion prior to patent expiry. The effect of reducing prices and reimbursement for certain of our products would significantly impact our business and consolidated results of operations. The establishment of payment limits or other restrictions by drug affordability review boards and other state level actors would similarly impact us.
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
The IRA takes effect progressively with the first government-set prices effective in 2026. The IRA has and will meaningfully influence our business strategies and those of our competitors. In particular, the nine-year timeline to set prices for medicines approved under a new drug application reduces the attractiveness of investment in small molecule innovation. The full impact of the IRA on our business and the pharmaceutical industry, including the implications to us of a competitor's product being selected for price setting, remains uncertain.
Additional policies, regulations, legislation, or enforcement, including those proposed and/or pursued by the U.S. Congress, the current U.S. presidential administration, and regulatory authorities worldwide, could adversely impact our business and consolidated results of operations.
Consolidation and integration of private payors and pharmacy benefit managers in the U.S. has also significantly impacted the market for pharmaceuticals by increasing payor leverage in negotiating manufacturer price or rebate concessions and pharmacy reimbursement rates. Furthermore, restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private payers may adversely impact our business and consolidated results of operations. We expect that these actions may intensify and could particularly affect certain products which could adversely affect our business. In addition, we are engaged in litigation and investigations related to our 340B limited distribution program, access to insulin, and other matters that, if resolved adversely to us, could negatively impact our business and consolidated results of operations. It is not currently possible to predict the overall potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts worldwide.
In addition, regulatory issues concerning compliance with current Good Manufacturing Practices, quality assurance, safety signals, evolving standards, and increased scrutiny around excipients and potential impurities such as nitrosamines, and similar regulations and standards (and comparable foreign regulations and standards) for our products can lead to regulatory and legal actions, product recalls and seizures, fines and penalties, interruption of production leading to product shortages, import bans or denials of import certifications, contractual and manufacturing costs or penalties, inability to realize the benefit of capital expenditures, or delays or denials in new product approvals, line extensions or supplemental approvals of current products pending resolution of the issues, any of which could result in reputational harm or adversely affect our business. Moreover, increased focus on business combinations across industries and jurisdictions can lead to impediments to the completion of business combinations.
See "Business—Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. See also Note 8 to the consolidated condensed financial statements.

Product Supply
We have faced challenges, and expect to continue to face challenges, meeting strong demand for our incretin products. In the U.S., given very strong uptake of Mounjaro following its launch in the U.S. for type 2 diabetes in the second quarter of 2022, and as demand for Trulicity® has remained strong, we have experienced intermittent delays in fulfilling certain U.S. orders for these products. Outside the U.S., we have implemented actions to manage strong demand amid tight supply, including measures to minimize existing patient impact. We expect to continue to experience disruptions in our supply of Trulicity in international markets.
We anticipate tight supplies of our incretin products will persist while additional manufacturing capacity is operationalized. We expect additional internal and contracted manufacturing capacity will become fully operational around the world in the next several years as part of our ongoing efforts to meet the significant demand for our incretin medicines. For example, we recently began production at our Research Triangle Park site in North Carolina and expect to continue significant capacity expansion over time as we increase production at this site and others.
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
The European Commission published its Pillar Two Directive (Directive), a legislative proposal that would provide a global minimum level of taxation for multinational companies with operations in the European Union (EU), in 2021. In 2022, the EU Member States adopted the Directive which requires them to enact initial legislation effective for years beginning on or after December 31, 2023. Currently, both EU and non-EU countries are drafting or have enacted legislation in order to implement the Pillar Two rules by the effective date. We are continuing to follow Pillar Two legislative developments in order to evaluate the potential future impact it could have on our consolidated results of operations, financial position, and cash flows.
Foreign Currency Exchange Rates and Other Impacts
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and Chinese yuan. While we seek to manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a material impact, either positive or negative, on our consolidated results of operations in any given period. During the three and six months ended June 30, 2023, revenue was unfavorably impacted by 1 percent and 2 percent, respectively, due to foreign exchange rates compared to the prior year periods. There is uncertainty in the future movements in foreign exchange rates, and fluctuations in these rates could adversely impact our consolidated results of operations and cash flows.
Other factors have had, and may continue to have, an impact on our consolidated results of operations. These factors include cost and wage inflation, availability of adequate capacity in global transportation, supply chain and labor market complexities, international tension and conflicts (including the Russia-Ukraine war), global economic downturns or uncertainty, and an increase in overall demand in our industry for certain products and materials.
Acquisitions
We invest in external research and technologies that we believe complement and strengthen our own efforts. These investments can take many forms, including acquisitions, collaborations, investments, and licensing arrangements. We view our business development activity as a way to enhance our pipeline and strengthen our business.
In June 2023, we announced an agreement to acquire DICE Therapeutics, Inc. (DICE) for a purchase price of $48 per share in cash (an aggregate of approximately $2.4 billion) payable at closing. The proposed acquisition is expected to close in the third quarter of 2023, subject to customary closing conditions, including the receipt of required antitrust clearance and the tender of at least a majority of the outstanding shares of DICE's common stock as of the expiration of the tender offer.

As of June 30, 2023, potential amounts payable for other pending business development acquisitions were approximately $1 billion in aggregate, subject to closing conditions and/or regulatory approvals.
See Note 3 to the consolidated condensed financial statements for further discussion regarding our recent acquisitions.
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on risk factors that could impact our business and operations.

RESULTS OF OPERATIONS
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
U.S.	$5,531.4	$3,934.8	41	$9,967.6	$9,109.4	9
Outside U.S.	2,780.7	2,553.3	9	5,304.6	5,188.7	2
Revenue	$8,312.1	$6,488.0	28	$15,272.1	$14,298.0	7
Numbers may not add due to rounding.

The following are components of the change in revenue compared with the prior year:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	39%	14%	29%	11%	10%	11%
Price	2	(3)	—	(2)	(4)	(3)
Foreign exchange rates	—	(3)	(1)	—	(4)	(2)
Percent change	41%	9%	28%	9%	2%	7%
Numbers may not add due to rounding.
In the U.S. for the three and six months ended June 30, 2023, the increase in volume was primarily driven by Mounjaro, Trulicity, Verzenio, Jardiance, and Taltz®, as well as the sale of rights for Baqsimi, partially offset by the complete reduction of COVID-19 antibodies revenue and decreased volume from Alimta following the entry of multiple generics in the first half of 2022. In the U.S. for the three months ended June 30, 2023, the higher realized prices were primarily driven by Mounjaro, partially offset by Trulicity. In the U.S. for the six months ended June 30, 2023, the lower realized prices were primarily driven by Trulicity and Humalog, partially offset by Mounjaro. For the three and six months ended June 30, 2023, the higher realized prices for Mounjaro were due to decreased utilization of savings card programs as access continues to expand, and the lower realized prices for Trulicity were due to unfavorable segment mix and higher contracted rebates. For the six months ended June 30, 2023, the lower realized prices for Humalog were due to unfavorable segment mix.
Outside the U.S. for the three and six months ended June 30, 2023, the increase in volume was primarily driven by Verzenio, Jardiance, Taltz, and Mounjaro. The increase in volume for the six months ended June 30, 2023 was partially offset by the decrease in volume due to the sales of the rights for Cialis® in Taiwan and Saudi Arabia in 2022. Outside the U.S. for the three and six months ended June 30, 2023, the lower realized prices were primarily driven by Verzenio, Trulicity, and Olumiant®. Outside the U.S. for the six months ended June 30, 2023, the lower realized prices were also driven by the impact of government pricing in China from volume-base procurement for Humalog.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Percent Change
	2023			2022
Product	U.S.	Outside U.S.	Total	Total
Trulicity	$1,371.3	$441.2	$1,812.5	$1,911.9	(5)
Mounjaro	915.7	64.0	979.7	16.0	NM
Verzenio	588.6	338.2	926.8	588.5	57
Taltz	472.3	231.6	703.9	606.2	16
Jardiance(1)	386.1	282.2	668.3	461.0	45
Baqsimi	606.2	7.7	613.9	29.0	NM
Humalog(2)	229.8	210.6	440.4	447.1	(1)
Cyramza®	115.0	145.3	260.3	231.3	13
Olumiant(3)	50.8	168.1	218.9	186.2	18
Humulin®	144.3	61.0	205.3	274.0	(25)
Emgality®	118.8	50.5	169.3	157.5	8
Erbitux®	145.5	17.0	162.5	140.8	15
Basaglar® (4)	83.0	71.2	154.2	174.2	(11)
Forteo®	97.4	50.6	148.0	138.5	7
Cialis	9.2	106.4	115.6	147.0	(21)
Alimta	17.9	43.1	60.9	227.7	(73)
COVID-19 antibodies(5)	—	—	—	129.1	(100)
Other products	179.5	492.0	671.6	622.0	8
Revenue	$5,531.4	$2,780.7	$8,312.1	$6,488.0	28
Numbers may not add due to rounding.
NM - not meaningful
(1) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(2) Humalog revenue includes insulin lispro.
(3) Olumiant revenue includes sales for baricitinib that were made pursuant to Emergency Use Authorization (EUA) or similar regulatory authorizations.
(4) Basaglar revenue includes Rezvoglar®.
(5) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023			2022
Product	U.S.	Outside U.S.	Total	Total	Percent Change
Trulicity	$2,918.7	$871.0	$3,789.6	$3,653.2	4
Verzenio	1,049.6	628.0	1,677.7	1,057.9	59
Mounjaro	1,452.2	96.0	1,548.2	16.0	NM
Jardiance(1)	715.6	530.2	1,245.8	880.4	42
Taltz	784.5	446.3	1,230.8	1,094.3	12
Humalog(2)	501.4	400.0	901.4	1,065.3	(15)
Baqsimi	629.3	16.1	645.4	58.2	NM
Cyramza	215.6	281.4	497.0	461.5	8
Humulin	343.1	114.2	457.3	547.2	(16)
Olumiant(3)	93.1	354.6	447.8	441.8	1
Basaglar(4)	218.4	145.2	363.5	365.7	(1)
Emgality	227.5	96.1	323.6	306.7	6
Erbitux	264.2	28.1	292.4	263.4	11
Forteo	168.0	102.3	270.3	275.9	(2)
Cialis	16.8	199.1	215.9	364.7	(41)
Alimta	38.0	81.2	119.1	571.7	(79)
COVID-19 antibodies(5)	—	—	—	1,598.9	(100)
Other products	331.6	914.8	1,246.3	1,275.2	71
Revenue	$9,967.6	$5,304.6	$15,272.1	$14,298.0	7
Numbers may not add due to rounding.
NM - not meaningful
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(2) Humalog revenue includes insulin lispro.
(3) Olumiant revenue includes sales for baricitinib that were made pursuant to EUA or similar regulatory authorizations.
(4) Basaglar revenue includes Rezvoglar.
(5) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.
Revenue of Trulicity decreased 4 percent in the U.S. during the three months ended June 30, 2023, driven by lower realized prices, partially offset by increased demand. Revenue of Trulicity increased 6 percent in the U.S. during the six months ended June 30, 2023, driven by increased demand, partially offset by lower realized prices. During the three and six months ended June 30, 2023, the lower realized prices for Trulicity were due to unfavorable segment mix and higher contracted rebates. Revenue outside the U.S. decreased 8 percent during the three months ended June 30, 2023, driven by decreased volume, lower realized prices, and the unfavorable impact of foreign exchange rates. Volumes in international markets were affected by actions we have taken to manage strong demand amid tight supply, including measures to minimize existing patient impact. Revenue outside the U.S. decreased 4 percent during the six months ended June 30, 2023, driven by the unfavorable impact of foreign exchange rates and lower realized prices, partially offset by increased volume.
Revenue of Verzenio increased 53 percent in the U.S. during the three and six months ended June 30, 2023, driven by increased demand and, to a lesser extent, higher realized prices. Revenue outside the U.S. increased 66 percent and 69 percent during the three and six months ended June 30, 2023, respectively, driven by increased demand, partially offset by lower realized prices and the unfavorable impact of foreign exchange rates.
Revenue of Mounjaro in the U.S. during the three and six months ended June 30, 2023 was $915.7 million and $1.45 billion, respectively, reflecting increased volume and, to a lesser extent, higher realized prices due to decreased utilization of savings card programs as access continues to expand. We have experienced and continue to expect intermittent delays fulfilling orders of certain Mounjaro doses given significant demand. These delays have impacted, and may continue to impact, our volume. Mounjaro launched in the U.S. for the treatment of type 2 diabetes in June of 2022.

Revenue of Jardiance increased 54 percent and 49 percent in the U.S. during the three and six months ended June 30, 2023, respectively, primarily driven by increased demand. Revenue outside the U.S. increased 34 percent and 33 percent during the three and six months ended June 30, 2023, respectively, primarily driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Revenue of Taltz increased 15 percent and 9 percent in the U.S. during the three and six months ended June 30, 2023, respectively, primarily driven by increased demand. Revenue outside the U.S. increased 19 percent during the three and six months ended June 30, 2023, primarily driven by increased volume, partially offset by the unfavorable impact of foreign exchange rates.
There was no worldwide revenue for COVID-19 antibodies during the three and six months ended June 30, 2023, and we do not anticipate any revenue from COVID-19 antibodies in 2023.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Gross margin	$6,504.7	$5,057.5	29	$11,838.0	$10,795.4	10
Gross margin as a percent of revenue	78.3%	78.0%		77.5%	75.5%
Research and development	$2,356.5	$1,781.9	32	$4,341.6	$3,392.0	28
Marketing, selling, and administrative	1,925.4	1,625.1	18	3,674.6	3,183.0	15
Acquired IPR&D	97.1	440.4	(78)	202.1	606.0	(67)
Other–net, (income) expense	36.8	119.2	(69)	1.1	469.9	(100)
Income taxes	325.7	138.4	NM	510.5	289.1	77
Effective tax rate	15.6%	12.7%		14.1%	9.2%
NM - not meaningful
Gross margin as a percent of revenue for the three months ended June 30, 2023 increased 0.3 percentage points compared with the three months ended June 30, 2022, primarily driven by product mix, including the sale of rights for Baqsimi, largely offset by increased manufacturing expenses related to labor costs and investments in capacity expansion. Gross margin as a percent of revenue for the six months ended June 30, 2023 increased 2.0 percentage points compared with the six months ended June 30, 2022, primarily driven by sales of COVID-19 antibodies in 2022.
Research and development expenses increased 32 percent and 28 percent for the three and six months ended June 30, 2023, respectively, primarily driven by higher development expenses for late-stage assets and additional investments in early-stage research.
Marketing, selling, and administrative expenses increased 18 percent and 15 percent for the three and six months ended June 30, 2023, respectively, primarily driven by costs associated with launches of new products and indications.
We recognized $97.1 million and $202.1 million of acquired IPR&D charges for the three and six months ended June 30, 2023, respectively. We recognized $440.4 million and $606.0 million of acquired IPR&D charges for the three and six months ended June 30, 2022, respectively, primarily related to the buy-out of substantially all future obligations that were contingent upon the occurrence of certain events linked to the success of our mutant-selective PI3kα inhibitor. The charges for the six months ended June 30, 2022 also included the purchase of a Priority Review Voucher. See Note 3 to the consolidated condensed financial statements for additional information.
Other–net, (income) expense included net investment losses on equity securities of $64.9 million and $78.6 million for three and six months ended June 30, 2023, respectively. Other–net, (income) expense included net investment losses on equity securities of $118.9 million and $544.3 million for three and six months ended June 30, 2022, respectively. See Note 10 to the consolidated condensed financial statements for additional information.

The effective tax rates were 15.6 percent and 14.1 percent for the three and six months ended June 30, 2023, respectively, reflecting the tax impacts of the new Puerto Rico tax regime and the sale of rights for Baqsimi. The effective tax rates were 12.7 percent and 9.2 percent for the three and six months ended June 30, 2022, respectively, reflecting the favorable tax impact of net investment losses on equity securities, partially offset by the tax impact of non-deductible acquired IPR&D charges.

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
In June 2023, we announced an agreement to acquire DICE for a purchase price of $48 per share in cash (an aggregate of approximately $2.4 billion) payable at closing. As of June 30, 2023, potential amounts payable for other pending business development acquisitions were approximately $1 billion in aggregate, subject to closing conditions and/or regulatory approvals. We anticipate funding these acquisitions, including DICE, through cash on hand and the issuance of commercial paper.
Cash and cash equivalents increased to $2.69 billion as of June 30, 2023, compared with $2.07 billion as of December 31, 2022. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the six months ended June 30, 2023 and 2022.
In addition to our cash and cash equivalents, we held total investments of $2.88 billion and $3.05 billion as of June 30, 2023 and December 31, 2022, respectively. See Note 5 to the consolidated condensed financial statements for additional information.
As of June 30, 2023, total debt was $18.82 billion, an increase of $2.58 billion compared with $16.24 billion as of December 31, 2022. In February 2023, we issued $750.0 million of 5.000 percent fixed-rate notes due in 2026, which are callable at par after one year, $1.00 billion of 4.700 percent fixed-rate notes due in 2033, $1.25 billion of 4.875 percent fixed-rate notes due in 2053, and $1.00 billion of 4.950 percent fixed-rate notes due in 2063, all with interest to be paid semi-annually. We used the net cash proceeds from the offering of $3.96 billion for general business purposes, including the repayment of outstanding commercial paper. See Note 5 to the consolidated condensed financial statements for additional information.
As of June 30, 2023, we had a total of $7.33 billion of unused committed bank credit facilities, $7.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the six months ended June 30, 2023, we repurchased $750.0 million of shares under our $5.00 billion share repurchase program authorized in May 2021. As of June 30, 2023, we had $2.50 billion remaining under this program.
During the six months ended June 30, 2023, we paid dividends of $2.04 billion, or $2.26 per share, to our shareholders.
See "Executive Overview—Other Matters—Patent Matters" for information regarding losses of patent protection.
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
As we expand our manufacturing capacity in order to meet existing and expected demand of our incretin products, we have entered, and expect to continue to enter, into various agreements for contract manufacturing and for supply of materials. The executed agreements could, under certain circumstances, require us to pay up to approximately $6.5 billion if we do not purchase specified amounts of goods or services over the durations of the agreements, which generally range from 2 to 8 years.

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
Our management, with the participation of David Ricks, president and chief executive officer, and Anat Ashkenazi, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2022) as of June 30, 2023, and concluded that they were effective.
(b)Changes in Internal Controls. During the second quarter of 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We rely extensively on information systems and technology to manage our business, including integrated supply chain operations, and global consolidated financial results. We are currently preparing to implement a new global enterprise resource planning (ERP) system, which will replace existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, support integrated supply chain and other operational functionality, and provide timely information to our management team related to the operation of the business. We currently expect to commence and complete the global implementation in the first quarter of 2024, with post-implementation activities following thereafter. As the implementation and post-implementation activities take place, we will have changes to certain of our processes and procedures, and we will evaluate quarterly whether the changes materially affect our internal control over financial reporting.

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
The following table summarizes the activity related to repurchases of our equity securities during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2023	—	$—	—	$2,500.0
May 2023	—	—	—	2,500.0
June 2023	—	—	—	2,500.0
Total	—	—	—
During the three months ended June 30, 2023, we did not repurchase any shares under our $5.00 billion share repurchase program authorized in May 2021.

Item 5. Other Information
On June 14, 2023, Alonzo Weems, executive vice president, enterprise risk management, and chief ethics and compliance officer, adopted a sales and donation plan (Plan). The Plan was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act of 1934 and our policies regarding trading in our securities. The Plan calls for the sale of up to 1,148 shares of company common stock and gifts aggregating up to 760 shares of company common stock to unaffiliated third parties, in each case between September 12, 2023 and December 29, 2023 and subject to the terms and conditions of the Plan.

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

ELI LILLY AND COMPANY
(Registrant)

Date:	August 8, 2023	/s/ Anat Ashkenazi
Anat Ashkenazi
Executive Vice President and Chief Financial Officer
Date:	August 8, 2023	/s/ Donald Zakrowski
Donald Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer