Form 10-Q
period 2024-03-31
ELI LILLY & Co
filed 2024-04-30
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of April 25, 2024:

Class	Number of Shares Outstanding
Common	950,405,386

Eli Lilly and Company
Form 10-Q
For the Quarter Ended March 31, 2024

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
•intense competition affecting our products, pipeline, or industry;
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
•the use of artificial intelligence or other emerging technologies in various facets of our operations which may exacerbate competitive, regulatory, litigation, cybersecurity, and other risks;
•the impact of global macroeconomic conditions, including uneven economic growth or downturns or uncertainty, trade disruptions, international tension, conflicts, regional dependencies, or other costs, uncertainties, and risks related to engaging in business globally;
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

More information on factors that could cause our actual results or events to differ from those expressed in forward looking statements is included from time to time in our reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2023, particularly under Part I, Item 1A, "Risk Factors." Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and under Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K to be a complete statement of all potential risks and uncertainties.
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2024	2023
Revenue (Note 2)	$8,768.0	$6,960.0
Costs, expenses, and other:
Cost of sales	1,673.5	1,626.7
Research and development	2,522.8	1,985.1
Marketing, selling, and administrative	1,952.2	1,749.2
Acquired in-process research and development (Note 3)	110.5	105.0
Other–net, (income) expense (Note 11)	(27.1)	(35.7)
	6,231.9	5,430.3
Income before income taxes	2,536.1	1,529.7
Income taxes (Note 7)	293.2	184.8
Net income	$2,242.9	$1,344.9

Earnings per share:
Basic	$2.49	$1.49
Diluted	$2.48	$1.49

Shares used in calculation of earnings per share:
Basic	900.8	901.0
Diluted	903.8	903.3
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$2,242.9	$1,344.9
Other comprehensive income, net of tax (Note 10)	27.5	67.3
Comprehensive income	$2,270.4	$1,412.2
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$2,460.2	$2,818.6
Short-term investments (Note 6)	126.1	109.1
Accounts receivable, net of allowances of $14.3 (2024) and $14.8 (2023)	7,885.6	9,090.5
Other receivables	2,127.9	2,245.7
Inventories (Note 5)	6,101.8	5,772.8
Prepaid expenses	6,348.6	5,540.8
Other current assets	138.6	149.5
Total current assets	25,188.8	25,727.0
Investments (Note 6)	3,086.9	3,052.2
Goodwill	4,939.6	4,939.7
Other intangibles, net	6,762.2	6,906.6
Deferred tax assets	5,633.9	5,477.3
Property and equipment, net of accumulated depreciation of $11,235.0 (2024) and $11,099.3 (2023)	13,624.0	12,913.6
Other noncurrent assets	4,708.1	4,989.9
Total assets	$63,943.5	$64,006.3
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$1,651.5	$6,904.5
Accounts payable	2,473.7	2,598.8
Employee compensation	844.2	1,650.4
Sales rebates and discounts	9,429.6	11,689.0
Dividends payable	—	1,169.2
Other current liabilities	4,199.1	3,281.3
Total current liabilities	18,598.1	27,293.2
Noncurrent Liabilities
Long-term debt	24,559.9	18,320.8
Accrued retirement benefits (Note 8)	1,427.9	1,438.8
Long-term income taxes payable	4,189.4	3,849.2
Other noncurrent liabilities	2,270.8	2,240.6
Total noncurrent liabilities	32,448.0	25,849.4
Commitments and Contingencies (Note 9)
Eli Lilly and Company Shareholders' Equity
Common stock	594.2	593.6
Additional paid-in capital	7,009.5	7,250.4
Retained earnings	12,553.9	10,312.3
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 10)	(4,299.5)	(4,327.0)
Cost of common stock in treasury	(32.7)	(44.2)
Total Eli Lilly and Company shareholders' equity	12,812.2	10,771.9
Noncontrolling interests	85.2	91.8
Total equity	12,897.4	10,863.7
Total liabilities and equity	$63,943.5	$64,006.3
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2023	950,632	$594.1	$6,921.4	$10,042.6	$(3,013.2)	$(3,844.6)	450	$(50.5)	$125.6
Net income				1,344.9					10.0
Other comprehensive income, net of tax						67.3
Retirement of treasury shares	(2,299)	(1.4)		(748.6)			(2,299)	750.0
Purchase of treasury shares							2,299	(750.0)
Issuance of stock under employee stock plans, net	1,336	0.8	(259.5)				(48)	8.8
Stock-based compensation			131.2
Other				0.4				(3.3)	(31.1)
Balance at March 31, 2023	949,669	$593.5	$6,793.1	$10,639.3	$(3,013.2)	$(3,777.3)	402	$(45.0)	$104.5

Balance at January 1, 2024	949,781	$593.6	$7,250.4	$10,312.3	$(3,013.2)	$(4,327.0)	402	$(44.2)	$91.8
Net income (loss)				2,242.9					(5.1)
Other comprehensive income, net of tax						27.5
Issuance of stock under employee stock plans, net	987	0.6	(400.3)				(37)	11.5
Stock-based compensation			159.4
Other				(1.3)					(1.5)
Balance at March 31, 2024	950,768	$594.2	$7,009.5	$12,553.9	$(3,013.2)	$(4,299.5)	365	$(32.7)	$85.2
(1) As of March 31, 2024, there was $2.50 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$2,242.9	$1,344.9
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	400.6	362.3
Change in deferred income taxes	(279.0)	(559.4)
Stock-based compensation expense	159.4	131.2
Net investment (gains) losses	(15.8)	14.2
Acquired in-process research and development	110.5	105.0
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(1,751.2)	164.1
Other operating activities, net	298.6	168.3
Net Cash Provided by Operating Activities	1,166.0	1,730.6
Cash Flows from Investing Activities
Purchases of property and equipment	(986.3)	(668.5)
Proceeds from sales and maturities of short-term investments	41.4	61.5
Purchases of short-term investments	(24.4)	(23.0)
Proceeds from sales of and distributions from noncurrent investments	70.5	281.9
Purchases of noncurrent investments	(117.1)	(146.0)
Purchases of in-process research and development	(96.5)	(235.0)
Other investing activities, net	(65.2)	40.3
Net Cash Used for Investing Activities	(1,177.6)	(688.8)
Cash Flows from Financing Activities
Dividends paid	(1,169.2)	(1,017.2)
Net change in short-term borrowings	(5,204.8)	(1,498.0)
Proceeds from issuance of long-term debt	6,452.5	3,958.5
Purchases of common stock	—	(750.0)
Other financing activities, net	(389.8)	(281.0)
Net Cash Provided by (Used for) Financing Activities	(311.3)	412.3
Effect of exchange rate changes on cash and cash equivalents	(35.5)	24.8
Net increase (decrease) in cash and cash equivalents	(358.4)	1,478.9
Cash and cash equivalents at January 1	2,818.6	2,067.0
Cash and Cash Equivalents at March 31	$2,460.2	$3,545.9
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Tables present dollars in millions)
Note 1: Basis of Presentation and Implementation of New Financial Accounting Standards
We have prepared the accompanying unaudited consolidated condensed financial statements in accordance with the requirements of Form 10-Q and, therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States (GAAP). In our opinion, the consolidated condensed financial statements reflect all adjustments (including those that are normal and recurring) that are necessary for a fair presentation of the results of operations for the periods shown. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. We issued our financial statements by filing them with the Securities and Exchange Commission and have evaluated subsequent events up to the time of the filing of this Quarterly Report on Form 10-Q.
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
Implementation of New Financial Accounting Standards
Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2025. We are currently evaluating the potential impact of adopting this standard on our disclosures.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by Accounting Standards Codification Topic 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively for all prior periods presented in the consolidated financial statements. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2024. We are currently evaluating the potential impact of adopting this standard on our disclosures.

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended March 31,
	2024	2023
Net product revenue	$7,796.5	$6,238.2
Collaboration and other revenue	971.5	721.8
Revenue	$8,768.0	$6,960.0
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements includes our share of profits from the collaborations, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 4 for additional information related to our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue from the Jardiance® and Trajenta® families of products resulting from our collaboration with Boehringer Ingelheim discussed in Note 4, as well as the sale of product rights. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers. Collaboration and other revenue associated with intellectual property licensed in prior periods was not material during the three months ended March 31, 2024 and 2023.
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were 3 percent and less than 1 percent of U.S. revenue during the three months ended March 31, 2024 and 2023, respectively.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	March 31, 2024	December 31, 2023
Contract liabilities	$186.7	$193.6
During the three months ended March 31, 2024 and 2023, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Diabetes and obesity:
Mounjaro®	$1,520.4	$286.2	$1,806.5	$536.4	$32.0	$568.5
Trulicity®	1,081.9	374.4	1,456.3	1,547.4	429.7	1,977.1
Jardiance(1)	368.2	318.3	686.5	329.4	248.1	577.5
Humalog® (2)	338.3	200.4	538.7	271.6	189.3	460.9
Zepbound®	517.4	—	517.4	—	—	—
Humulin®	153.1	53.1	206.2	198.8	53.2	252.0
Basaglar® (3)	83.2	74.3	157.6	135.4	73.9	209.3
Other diabetes and obesity	27.5	96.3	123.8	56.0	89.2	145.1
Total diabetes and obesity	4,090.0	1,403.0	5,493.0	3,075.0	1,115.4	4,190.4

Oncology:
Verzenio®	638.2	412.1	1,050.3	461.1	289.8	750.9
Cyramza®	107.2	122.6	229.9	100.6	136.1	236.8
Erbitux®	132.1	12.5	144.6	118.8	11.1	129.9
Tyvyt®	—	116.7	116.7	—	61.0	61.0
Other oncology	120.8	147.8	268.5	72.9	104.6	177.4
Total oncology	998.3	811.7	1,810.0	753.4	602.6	1,356.0

Immunology:
Taltz®	347.1	257.0	604.1	312.2	214.8	527.0
Olumiant®	46.3	171.0	217.4	42.3	186.5	228.9
Other immunology	3.8	8.8	12.5	—	22.0	22.0
Total immunology	397.2	436.8	834.0	354.5	423.3	777.8

Neuroscience:
Emgality®	125.0	100.7	225.7	108.7	45.6	154.3
Other neuroscience	38.2	125.2	163.4	35.8	170.4	206.2
Total neuroscience	163.2	225.9	389.1	144.5	216.0	360.5

Other:
Cialis®	5.9	133.4	139.3	7.6	92.7	100.3
Forteo®	21.7	39.5	61.3	70.7	51.7	122.3
Other	18.1	23.3	41.3	30.5	22.2	52.8
Total other	45.7	196.2	241.9	108.7	166.6	275.3
Revenue	$5,694.4	$3,073.7	$8,768.0	$4,436.2	$2,523.9	$6,960.0
Numbers may not add due to rounding.
(1) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar®.

The following table summarizes revenue by geographical area:

	Three Months Ended March 31,
	2024	2023
Revenue(1):
U.S.	$5,694.4	$4,436.2
Europe	1,440.7	1,090.9
China	376.2	372.7
Japan	363.9	387.2
Other foreign countries	892.9	673.1
Revenue	$8,768.0	$6,960.0
Numbers may not add due to rounding.
(1) Revenue is attributed to the countries based on the location of the customer or other party.

Note 3: Acquisitions
We engage in various forms of business development activities to enhance or refine our product pipeline, including acquisitions, collaborations, investments, and licensing arrangements. In connection with these arrangements, our partners may be entitled to future royalties and/or commercial milestones based on sales should products be approved for commercialization and/or milestones based on the successful progress of compounds through the development process. We account for each arrangement as either a business combination or an asset acquisition in accordance with GAAP.
Business Combination
POINT Acquisition
Overview of Transaction
In December 2023, we acquired all shares of POINT Biopharma Global Inc. (POINT) for a purchase price of $12.50 per share in cash (or an aggregate of $1.04 billion, net of cash acquired). POINT has capabilities in radiopharmaceutical discovery, development, and manufacturing efforts, as well as clinical and pre-clinical radioligand therapies in development for the treatment of cancer.
Since this acquisition met the definition of a business under GAAP, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated condensed financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets was recorded as goodwill. The results of operations of this acquisition is included in our consolidated condensed financial statements from the date of acquisition.
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

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at December 27, 2023
Cash	$302.7
Acquired in-process research and development (IPR&D)	196.0
Goodwill (1)	859.1
Other assets and liabilities, net	(19.3)
Acquisition date fair value of consideration transferred	1,338.5
Less:
Cash acquired	(302.7)
Cash paid, net of cash acquired	$1,035.8
(1) The goodwill recognized from this acquisition is attributable primarily to the radiopharmaceutical discovery, development, and manufacturing capabilities and the assembled workforce for POINT, which is not deductible for tax purposes.
The results of operations attributable to POINT for the three months ended March 31, 2024 were not material.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three months ended March 31, 2023.
Asset Acquisitions
Upon each asset acquisition, the cost allocated to acquired IPR&D was immediately expensed as acquired IPR&D if the compound had no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound were expensed as acquired IPR&D when the event triggering an obligation to pay the milestone occurred. We recognized acquired IPR&D charges of $110.5 million and $105.0 million for the three months ended March 31, 2024 and 2023, respectively.

Note 4: Collaborations and Other Arrangements
We often enter into collaborative and other arrangements to develop and commercialize drug candidates. See Note 2 for a discussion of our recognition of revenue from our collaborations and other arrangements.
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

	Three Months Ended March 31,
	2024	2023
Jardiance	$686.5	$577.5
Basaglar	157.6	209.3
Trajenta	88.9	85.8
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
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, as well as achievement of a sales-based milestone, milestone payments were capitalized as intangible assets and are being amortized to cost of sales through the term of the collaboration. Net milestones capitalized are not material. As of March 31, 2024, Incyte is eligible to receive up to $100.0 million of additional payments from us in potential sales-based milestones.
We record our sales of Olumiant to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized:

	Three Months Ended March 31,
	2024	2023
Olumiant	$217.4	$228.9

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

	Three Months Ended March 31,
	2024	2023
Tyvyt	$116.7	$61.0
Ebglyss®
We have a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab, which is branded and trademarked as Ebglyss. Roche receives tiered royalty payments on worldwide net sales ranging in percentages from high single digits to high teens, which we recognize as cost of sales. As of March 31, 2024, Roche is eligible to receive additional payments from us, including up to $115.0 million contingent upon the achievement of additional success-based regulatory milestones and up to $1.03 billion in potential sales-based milestones. During the three months ended March 31, 2024 and 2023, milestone payments to Roche were not material.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We receive tiered royalty payments on net sales in Europe ranging in percentages from low double digits to low twenties, which we recognize as collaboration and other revenue. During the three months ended March 31, 2024 and 2023, collaboration and other revenue recognized under this license agreement was not material. As of March 31, 2024, we are eligible to receive additional payments up to $1.25 billion in a series of sales-based milestones.
Orforglipron
We have a license agreement with Chugai Pharmaceutical Co., Ltd (Chugai), which provides us with the worldwide development and commercialization rights to orforglipron. Chugai has the right to receive tiered royalty payments on future worldwide net sales from mid single digits to low teens if the product is successfully commercialized. As of March 31, 2024, Chugai is eligible to receive up to $140.0 million contingent upon the achievement of success-based regulatory milestones and up to $250.0 million in a series of sales-based milestones, contingent upon the commercial success of orforglipron.

Note 5: Inventories
The following table summarizes components of inventories:

	March 31, 2024	December 31, 2023
Finished products	$699.6	$791.7
Work in process	3,611.9	3,248.6
Raw materials and supplies	1,693.8	1,630.1
Total (approximates replacement cost)	6,005.3	5,670.4
Increase to last-in, first-out (LIFO) cost	96.5	102.4
Inventories	$6,101.8	$5,772.8

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
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near-term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the three months ended March 31, 2024 and 2023 were not material.
The net gains (losses) recognized in our consolidated condensed statements of operations for equity securities were $16.0 million and $(13.7) million for the three months ended March 31, 2024 and 2023, respectively. The net gains (losses) recognized for the three months ended March 31, 2024 and 2023 on equity securities sold during the respective periods were not material.
As of March 31, 2024, we had approximately $880 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
We record our available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses are determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three months ended March 31, 2024 and 2023.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of March 31, 2024:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$650.2	$83.7	$222.4	$98.3	$245.8
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position follows:

	March 31, 2024	December 31, 2023
Unrealized gross gains	$1.9	$3.4
Unrealized gross losses	42.5	37.9
Fair value of securities in an unrealized gain position	111.8	159.2
Fair value of securities in an unrealized loss position	477.9	452.0

As of March 31, 2024, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Substantially all of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of March 31, 2024, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of a material default on interest or principal payments for our debt securities.
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings and were not material for the three months ended March 31, 2024 and 2023. Proceeds from sales of available-for-sale investments were $24.4 million and $27.6 million for the three months ended March 31, 2024 and 2023, respectively.

Fair Value of Investments
The following table summarizes certain fair value information at March 31, 2024 and December 31, 2023 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2024
Cash equivalents(2)	$1,321.1	$1,321.1	$1,308.4	$12.7	$—	$1,321.1

Short-term investments:
U.S. government and agency securities	$30.6	$30.8	$30.6	$—	$—	$30.6
Corporate debt securities	51.0	51.1	—	51.0	—	51.0
Asset-backed securities	2.1	2.2	—	2.1	—	2.1
Other securities	42.4	42.4	—	9.2	33.2	42.4
Short-term investments	$126.1

Noncurrent investments:
U.S. government and agency securities	$139.0	$154.0	$139.0	$—	$—	$139.0
Corporate debt securities	217.3	231.7	—	217.3	—	217.3
Mortgage-backed securities	155.7	167.4	—	155.7	—	155.7
Asset-backed securities	54.6	55.6	—	54.6	—	54.6
Other securities	184.5	86.4	—	6.2	178.3	184.5
Marketable equity securities	700.4	490.8	700.4	—	—	700.4
Equity investments without readily determinable fair values(3)	619.6
Equity method investments(3)	1,015.8
Noncurrent investments	$3,086.9

December 31, 2023
Cash equivalents(2)	$1,088.4	$1,088.4	$1,079.3	$9.1	$—	$1,088.4

Short-term investments:
U.S. government and agency securities	$32.1	$32.3	$32.1	$—	$—	$32.1
Corporate debt securities	52.0	52.1	—	52.0	—	52.0
Other securities	25.0	25.0	—	13.6	11.4	25.0
Short-term investments	$109.1

Noncurrent investments:
U.S. government and agency securities	$148.1	$161.0	$148.1	$—	$—	$148.1
Corporate debt securities	214.3	226.6	—	214.3	—	214.3
Mortgage-backed securities	157.3	167.1	—	157.3	—	157.3
Asset-backed securities	53.5	54.4	—	53.5	—	53.5
Other securities	197.4	100.2	—	23.5	173.9	197.4
Marketable equity securities	711.3	493.2	711.3	—	—	711.3
Equity investments without readily determinable fair values(3)	608.0
Equity method investments(3)	962.3
Noncurrent investments	$3,052.2
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
Debt
In February 2024, we issued $1.00 billion of 4.500 percent fixed-rate notes due in 2027, $1.00 billion of 4.500 percent fixed-rate notes due in 2029, $1.50 billion of 4.700 percent fixed-rate notes due in 2034, $1.50 billion of 5.000 percent fixed-rate notes due in 2054, and $1.50 billion of 5.100 percent fixed-rate notes due in 2064, all with interest to be paid semi-annually. We used, or will be using, the net cash proceeds from the offering of $6.45 billion for general business purposes, including the repayment of outstanding commercial paper, repayment of current maturities of long-term debt, and repayment of the $750.0 million of 5.000 percent fixed-rate notes due in 2026, which became callable at par beginning February 27, 2024.
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
Fair Value of Debt
The following table summarizes certain fair value information at March 31, 2024 and December 31, 2023 for our short-term and long-term debt:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
March 31, 2024	$(984.6)	$—	$(982.8)	$—	$(982.8)
December 31, 2023	(6,189.4)	—	(6,166.4)	—	(6,166.4)
Long-term debt, including current portion
March 31, 2024	(25,226.8)	—	(22,961.3)	—	(22,961.3)
December 31, 2023	(19,035.9)	—	(17,221.7)	—	(17,221.7)
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. We derecognized $399.0 million and $431.9 million of accounts receivable as of March 31, 2024 and December 31, 2023, respectively, under these factoring arrangements. The costs of factoring such accounts receivable as well as estimated credit losses were not material for the three months ended March 31, 2024 and 2023.

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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (primarily the euro, Chinese yuan, and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2024, we had outstanding foreign currency forward commitments as follows, all of which have settlement dates within 180 days:

March 31, 2024
Purchase		Sell
Currency	Amount (in millions)	Currency	Amount (in millions)
Euro	7,557.6	U.S. dollars	8,223.3
U.S. dollars	3,538.5	Euro	3,239.6
British pounds	193.9	U.S. dollars	248.7
U.S. dollars	167.1	Japanese yen	24,690.1
Foreign currency exchange risk is also managed through the use of foreign currency debt, cross-currency interest rate swaps, and foreign currency forward contracts. Our foreign currency-denominated notes had carrying amounts of $6.91 billion and $7.14 billion as of March 31, 2024 and December 31, 2023, respectively, of which $5.54 billion and $5.67 billion have been designated as, and are effective as, economic hedges of net investments in certain of our foreign operations as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, we had outstanding cross-currency swaps with notional amounts of $728.6 million swapping U.S. dollars to euro and $1.00 billion swapping Swiss francs to U.S. dollars which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a significant amount convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign-denominated fixed-rate debt, have also been designated as, and are effective as, economic hedges of net investments. At March 31, 2024, we had outstanding foreign currency forward contracts to sell 3.70 billion euro and to sell 2.70 billion Chinese yuan with settlement dates ranging through 2025, which have been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At March 31, 2024, all of our total long-term debt is at a fixed rate. We have converted approximately 8 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.

We also may enter into forward-starting interest rate swaps and treasury locks, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss) (see Note 10) and, upon completion of a debt issuance and termination of the instrument, is amortized to interest expense over the life of the underlying debt. Cash proceeds or payments from the termination of these instruments are classified as operating activities in our consolidated condensed statements of cash flows.
The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended March 31,
	2024	2023
Fair value hedges:
Effect from hedged fixed-rate debt	$(16.7)	$35.3
Effect from interest rate contracts	16.7	(35.3)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	2.4	3.8
Cross-currency interest rate swaps	84.0	(12.9)
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	2.4	(52.8)
Total	$88.8	$(61.9)
During the three months ended March 31, 2024 and 2023, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.

The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2024	2023
Net investment hedges:
Foreign currency-denominated notes	$131.8	$(131.8)
Cross-currency interest rate swaps	17.0	(11.8)
Foreign currency forward contracts	99.1	(46.1)
Cash flow hedges:
Forward-starting interest rate swaps	77.4	23.8
Cross-currency interest rate swaps	13.7	(7.8)
During the next 12 months, we expect to reclassify $5.4 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three months ended March 31, 2024 and 2023, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.
Fair Value of Risk-Management Instruments
The following table summarizes certain fair value information at March 31, 2024 and December 31, 2023 for risk management assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2024
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent liabilities	$(119.5)	$—	$(119.5)	$—	$(119.5)
Cross-currency interest rate contracts designated as net investment hedges:
Other noncurrent assets	1.5	—	1.5	—	1.5
Other current liabilities	(15.6)	—	(15.6)	—	(15.6)
Cross-currency interest rate contracts designated as cash flow hedges:
Other receivables	66.2	—	66.2	—	66.2
Other noncurrent assets	40.3	—	40.3	—	40.3
Foreign exchange contracts designated as net investment hedges:
Other receivables	29.4	—	29.4	—	29.4
Other current liabilities	(3.8)	—	(3.8)	—	(3.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	44.3	—	44.3	—	44.3
Other current liabilities	(58.3)	—	(58.3)	—	(58.3)
Contingent consideration liabilities:
Other current liabilities	(40.0)	—	—	(40.0)	(40.0)
Other noncurrent liabilities	(42.1)	—	—	(42.1)	(42.1)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2023
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(2.4)	$—	$(2.4)	$—	$(2.4)
Other noncurrent liabilities	(100.3)	—	(100.3)	—	(100.3)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	291.2	—	291.2	—	291.2
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(28.4)	—	(28.4)	—	(28.4)
Other noncurrent liabilities	(3.5)	—	(3.5)	—	(3.5)
Cross-currency interest rate contracts designated as cash flow hedges:
Other receivables	113.8	—	113.8	—	113.8
Other noncurrent assets	63.1	—	63.1	—	63.1
Foreign exchange contracts designated as hedging instruments:
Other current liabilities	(115.8)	—	(115.8)	—	(115.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	129.6	—	129.6	—	129.6
Other current liabilities	(55.9)	—	(55.9)	—	(55.9)
Contingent consideration liabilities:
Other current liabilities	(39.5)	—	—	(39.5)	(39.5)
Other noncurrent liabilities	(64.4)	—	—	(64.4)	(64.4)

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
Contingent consideration liabilities relate to our liabilities arising in connection with the contingent value rights (CVRs) issued as a result of acquisitions of businesses. The fair values of the CVR liabilities were estimated using a discounted cash flow analysis and Level 3 inputs, including projections representative of a market participant's view of the expected cash payments associated with the agreed upon regulatory milestones based on probabilities of technical success, timing of the potential milestone events for the compounds, and estimated discount rates.

Note 7: Income Taxes
The effective tax rate was 11.6 percent for the three months ended March 31, 2024 compared to 12.1 percent for the three months ended March 31, 2023, driven by a larger net discrete tax benefit reflected in the three months ended March 31, 2024 compared to the same period in 2023.
The U.S. examination of tax years 2016-2018 began in 2019 and remains ongoing. The Internal Revenue Service commenced its examination of tax years 2019-2021 during the third quarter of 2023. The resolution of both audit periods will likely extend beyond the next 12 months.

Note 8: Retirement Benefits
Net pension and retiree health (benefit) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2024	2023
Components of net periodic (benefit) cost:
Service cost	$83.8	$70.4
Interest cost	165.0	161.1
Expected return on plan assets	(277.6)	(263.3)
Amortization of prior service cost	0.5	0.6
Recognized actuarial loss	30.6	30.0
Net periodic (benefit) cost	$2.3	$(1.2)

	Retiree Health Benefit Plans
	Three Months Ended March 31,
	2024	2023
Components of net periodic benefit:
Service cost	$8.2	$7.7
Interest cost	15.5	15.4
Expected return on plan assets	(48.1)	(45.5)
Amortization of prior service benefit	(1.4)	(13.2)
Recognized actuarial gain	(0.6)	(0.9)
Net periodic benefit	$(26.4)	$(36.5)

Note 9: Contingencies
We are involved in various lawsuits, claims, government investigations and other legal proceedings that arise in the ordinary course of business. These claims or proceedings can involve various types of parties, including governments, regulatory agencies, competitors, customers, suppliers, service providers, licensees, employees, or shareholders, among others. These matters may involve patent infringement, antitrust, securities, pricing, access, sales and marketing practices, environmental, commercial, contractual rights, licensing obligations, health and safety matters, consumer fraud, employment matters, product liability, insurance coverage, and regulatory compliance, among others. The resolution of these matters often develops over a long period of time and expectations can change as a result of new findings, rulings, appeals or settlement arrangements. Legal proceedings that are significant or that we believe could become significant or material are described below.
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

Patent Litigation
Emgality Patent Litigation
We are a named defendant in litigation filed by Teva Pharmaceuticals International GMBH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in the U.S. District Court for the District of Massachusetts seeking a ruling that various claims in three different Teva patents are infringed by our launch and continued sales of Emgality for the prevention of migraine in adults.
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
Other Matters
Actos® Litigation
We are named along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda) in a third party payor class action in the U.S. District Court for the Central District of California. Plaintiffs claim that they and similarly situated class members are entitled to recover money paid for or to reimburse Actos prescriptions because of alleged concealment of bladder cancer risk. Our agreement with Takeda calls for Takeda to defend and indemnify us against our losses and expenses with respect to U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. In August 2023, the Ninth Circuit granted our and Takeda's petition for permission to appeal the class certification order, and the appeal is being briefed. This matter is ongoing.
Mounjaro and Trulicity Product Liability Litigation
We, along with Novo Nordisk A/S (Novo) and other related Novo entities, are named in numerous lawsuits by plaintiffs alleging injuries following purported use of incretin medicines. Certain complaints name us and allege injuries that plaintiffs claim are associated with the use of Mounjaro and/or Trulicity. These lawsuits were filed beginning in August 2023 and are pending in various federal courts. In February 2024, the Judicial Panel on Multi-District Litigation established Multi-District Litigation for coordinated and consolidated pretrial proceedings in the Eastern District of Pennsylvania. This matter is ongoing.
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

We, along with other pharmaceutical manufacturers, have been named as a defendant in petitions filed in 2021 and 2023 and currently pending before the HHS Administrative Dispute Resolution Panel. Petitioners seek declaratory, injunctive, and/or monetary relief related to the 340B program. As described above, the U.S. District Court for the Southern District of Indiana has entered a preliminary injunction enjoining the government's enforcement of the administrative dispute resolution process against us. HRSA has now promulgated a revised regulation governing Administrative Dispute Resolution (ADR) proceedings, which will take effect in June 2024 and may lead to the resumption of ADR proceedings against us.
In July 2021, we, along with Sanofi-Aventis U.S., LLC (Sanofi), Novo Nordisk Inc. (Novo Nordisk), and AstraZeneca Pharmaceuticals LP (AstraZeneca), were named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Western District of New York by Mosaic Health, Inc. alleging antitrust and unjust enrichment claims related to the defendants' 340B distribution programs. We, with Sanofi, Novo Nordisk, and AstraZeneca, filed a motion to dismiss the lawsuit, which was granted in September 2022. In January 2024, the court dismissed the case. In February 2024, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit. This matter is ongoing.
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
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
First initiated in 2008, Eli Lilly do Brasil Limitada (Lilly Brasil) is named in a Public Civil Action brought by the Labor Public Attorney (LPA) alleging harm to employees and former employees caused by alleged exposure to soil and groundwater contaminants at a former manufacturing facility in Cosmopolis, operated by the company between 1977 and 2003. In May 2014, the trial Court ruled against Lilly Brasil, ordering it to undertake several remedial and compensatory actions, including health coverage for a class of individuals and certain of their children. In July 2018, the appeals court generally affirmed the trial Court's ruling, which included a liquidated award of 300 million Brazilian reais, which, when adjusted for inflation, is approximately 1.30 billion Brazilian reais (approximately $260 million as of March 31, 2024). In August 2019, Lilly Brasil appealed to the superior labor court (TST) and in June 2021, the majority of the elements of Lilly Brasil's appeal were admitted; elements not proceeding are subject to an interlocutory appeal to the TST that was filed in June 2021. Mediation hearings are ongoing.
In July 2019, at the LPA's request, the trial Court ordered a freeze of Lilly Brasil’s immovable property in the amount of 500 million Brazilian reais, which was reduced on Lilly Brasil's appeal and, when adjusted for inflation, is approximately 135 million Brazilian reais (approximately $27 million as of March 31, 2024). The parties appealed to the TST, which appeal is under review. The trial Court is currently assessing the status of Lilly Brasil’s compliance with the obligations as to the land and an inspection in the industrial plant occurred in October 2023. These matters are ongoing.
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
Health Choice Alliance
We were named as a defendant in two lawsuits filed in Texas and New Jersey state courts in October 2019 seeking damages under the Texas Medicaid Fraud Prevention Act and New Jersey Medicaid False Claims Act, respectively, for certain patient support programs related to our products Humalog, Humulin, and Forteo. The Texas state court action has been stayed. The New Jersey state court action was dismissed with prejudice, and in March 2024 the Appellate Division of the New Jersey Superior Court affirmed the dismissal. The relator did not appeal the decision to the New Jersey Supreme Court. As a result, the dismissal is final and the New Jersey state matter is closed.
Pricing Litigation
We, along with Sanofi, Novo Nordisk, and, in some matters, certain pharmacy benefit managers, have been named in numerous lawsuits, including putative class actions, by states and state attorneys general, counties, municipalities, third-party payers, consumers, and other parties related to insulin pricing and rebates paid by manufacturers to pharmacy benefit managers. These lawsuits assert various theories, including consumer protection and deceptive trade practice, fraud, false advertising, unjust enrichment, civil conspiracy, federal and state RICO statutes, antitrust, and unfair competition claims. These lawsuits have been brought in various state and federal courts since 2017 and are at various stages in the litigation process. Starting in August 2023 after a ruling by the Judicial Panel for Multi-District Litigation, several of these cases were transferred to or filed in the District of New Jersey for coordinated or consolidated pre-trial proceedings. In May 2023, we reached a settlement in the In re Insulin Pricing Litigation consumer class action, and the plaintiffs filed a motion for preliminary approval of our settlement. In January 2024, the Multi-District Litigation court denied the consumer class plaintiffs’ motion for class certification, and in April 2024, the settlement agreement was terminated. In February 2024, we entered into a non-monetary settlement with the Minnesota Attorney General's Office that resolved all matters related to Minnesota's insulin pricing lawsuit.
Pricing Investigations and Similar Matters
We have been subject to various investigations and received subpoenas, civil investigative demand requests, information requests, interrogatories, and other inquiries from various governmental entities related to pricing issues, including the pricing and sale of insulins and other products and calculations of AMP and best price. These include subpoenas from the Vermont Attorney General Office, civil investigative demands from the Washington, New Mexico, Colorado, Louisiana, Texas and Indiana Attorney General Offices, the U.S. Department of Justice, and the U.S. Federal Trade Commission, as well as information requests from the Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada Attorney General Offices.
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

Note 10: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended March 31, 2024 and 2023:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2024	$(1,819.0)	$(26.2)	$(2,697.3)	$215.5	$(4,327.0)
Other comprehensive income (loss) before reclassifications	(88.2)	(4.8)	15.6	72.0	(5.4)
Net amount reclassified from accumulated other comprehensive loss	10.2	0.1	23.0	(0.4)	32.9
Net other comprehensive income (loss)	(78.0)	(4.7)	38.6	71.6	27.5
Balance at March 31, 2024	$(1,897.0)	$(30.9)	$(2,658.7)	$287.1	$(4,299.5)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$(1,874.2)	$(37.1)	$(2,062.3)	$129.0	$(3,844.6)
Other comprehensive income (loss) before reclassifications	72.8	8.1	(16.8)	12.7	76.8
Net amount reclassified from accumulated other comprehensive loss	(25.2)	0.7	13.0	2.0	(9.5)
Net other comprehensive income (loss)	47.6	8.8	(3.8)	14.7	67.3
Balance at March 31, 2023	$(1,826.6)	$(28.3)	$(2,066.1)	$143.7	$(3,777.3)
The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
Tax benefit (expense)	2024	2023
Foreign currency translation gains/losses	$(52.0)	$46.5
Net unrealized gains/losses on available-for-sale securities	1.4	(2.6)
Defined benefit pension and retiree health benefit plans	4.8	(4.0)
Net unrealized gains/losses on cash flow hedges	(19.0)	(3.9)
Benefit (expense) for income taxes allocated to other comprehensive income (loss) items	$(64.8)	$36.0
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

Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2024	2023
Amortization of retirement benefit items:
Prior service benefits, net	$(0.9)	$(12.6)	Other–net, (income) expense
Actuarial losses, net	30.0	29.1	Other–net, (income) expense
Total before tax	29.1	16.5
Tax benefit	(6.1)	(3.5)	Income taxes
Net of tax	23.0	13.0

Other, net of tax	9.9	(22.5)	Other–net, (income) expense
Total reclassifications, net of tax	$32.9	$(9.5)

Note 11: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended March 31,
	2024	2023
Interest expense	$179.6	$102.8
Interest income	(45.8)	(34.2)
Net investment (gains) losses on equity securities (Note 6)	(16.0)	13.7
Retirement benefit plans	(116.1)	(115.8)
Other (income) expense	(28.8)	(2.2)
Other–net, (income) expense	$(27.1)	$(35.7)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

(Tables present dollars in millions, except per-share data)
General
Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying footnotes in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain statements in this Part I, Item 2 of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" in this Quarterly Report on Form 10-Q and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, may cause our actual results, financial position, and cash generated from operations to differ from these forward-looking statements.
EXECUTIVE OVERVIEW
This section provides an overview of our financial results, late-stage pipeline developments, and other matters affecting our company and the pharmaceutical industry.
Financial Results
The following table summarizes certain financial information:

	Three Months Ended March 31,		Percent Change
	2024	2023
Revenue	$8,768.0	$6,960.0	26
Net income	2,242.9	1,344.9	67
Earnings per share - diluted	2.48	1.49	66

Revenue increased for the three months ended March 31, 2024 driven by increased volume and higher realized prices. The increase in revenue during the three months ended March 31, 2024 was primarily driven by increased sales of Mounjaro®, Zepbound®, Verzenio®, and Jardiance®, partially offset by decreased sales of Trulicity®. Strong demand for our incretin medicines outpaced supply increases.
Net income and earnings per share for the three months ended March 31, 2024 increased primarily due to increased revenue, partially offset by increased research and development expenses and marketing, selling, and administrative expenses.
See "Results of Operations" for additional information.

Late-Stage Pipeline
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative new medicines. We currently have approximately 50 new medicine candidates in clinical development or under regulatory review, and a larger number of projects in the discovery phase.
The following select new molecular entities (NMEs) and new indication line extension (NILEX) products are currently in Phase 2 or Phase 3 clinical trials or have been submitted for regulatory review or have recently received regulatory approval in the United States (U.S.), European Union (EU), or Japan. The table reflects the status of these NMEs and NILEX products, including certain other developments since our Annual Report on Form 10-K for the year ended December 31, 2023.

Compound	Indication/Study	Status	Developments
Diabetes, Obesity, and Other Cardiometabolic Diseases
Empagliflozin (Jardiance)(1)	Chronic kidney disease	Approved	Approved in the U.S. and the EU in 2023 and in Japan in 2024.
Tirzepatide (Mounjaro, Zepbound)	Obesity	Approved	Approved in the U.S. and the EU in 2023. Submitted in Japan in 2024. Phase 3 trials are ongoing.
	Cardiovascular outcomes in type 2 diabetes	Phase 3	Phase 3 trial is ongoing.
	Heart failure with preserved ejection fraction	Phase 3	Phase 3 trial is ongoing.
	Morbidity and mortality in obesity	Phase 3	Phase 3 trial is ongoing.
	Obstructive sleep apnea (OSA)	Phase 3	Granted U.S. Food and Drug Administration (FDA) Fast Track designation(2). Announced in 2024 that trials met all primary and key secondary endpoints.
	Higher doses	Phase 2	Phase 2 trial is ongoing.
	Metabolic dysfunction-associated steatohepatitis	Phase 2	Announced in 2024 that a Phase 2 trial met its primary endpoint.
Insulin Efsitora Alfa	Type 1 and type 2 diabetes	Phase 3	Phase 3 trials are ongoing.
Lepodisiran	Atherosclerotic cardiovascular disease	Phase 3	Phase 3 trial initiated in 2024.
Orforglipron	Obesity	Phase 3	Phase 3 trials are ongoing.
	Type 2 diabetes	Phase 3	Phase 3 trials are ongoing.
Retatrutide	Obesity, osteoarthritis, OSA	Phase 3	Phase 3 trials are ongoing.
	Type 2 diabetes	Phase 3	Phase 3 trials initiated in 2024.
Bimagrumab	Obesity	Phase 2	Phase 2 trial is ongoing.
Eloralintide	Obesity	Phase 2	Phase 2 trial initiated in 2024.
Mazdutide	Obesity	Phase 2	Phase 2 trial is ongoing.
Muvalaplin	Cardiovascular disease	Phase 2	Phase 2 trial is ongoing.
Solbinsiran	Cardiovascular disease	Phase 2	Phase 2 trial is ongoing.
Volenrelaxin	Heart failure	Phase 2	Phase 2 trial is ongoing.

Compound	Indication/Study	Status	Developments
Immunology
Lebrikizumab(3) (Ebglyss®)	Atopic dermatitis	Approved	Approved in the EU in 2023 and in Japan in 2024. Resubmitted in the U.S. in 2024. We anticipate regulatory action by the end of 2024. Phase 3 trials are ongoing.
Mirikizumab	Crohn's Disease	Submitted	Submitted in the U.S. and the EU in 2024. Phase 3 trials are ongoing.
CD19 Antibody	Multiple sclerosis	Phase 2	Phase 2 trial initiated in 2024.
DC-806	Psoriasis	Phase 2	Phase 2 trial is ongoing.
Eltrekibart	Hidradenitis suppurativa	Phase 2	Phase 2 trial is ongoing.
KV1.3 Antagonist	Psoriasis	Phase 2	Phase 2 trial initiated in 2024.
Ocadusertib	Rheumatoid arthritis	Phase 2	Phase 2 trial is ongoing.
Peresolimab	Rheumatoid arthritis	Phase 2	Phase 2 trial is ongoing.
Ucenprubart	Atopic dermatitis	Phase 2	Phase 2 trial is ongoing.
Neuroscience
Donanemab	Early Alzheimer's disease	Submitted
Submitted in the U.S., the EU, and Japan in 2023. We expect the FDA to convene a Peripheral and Central Nervous System Drugs Advisory Committee meeting in mid-2024 to discuss trial results. Granted FDA Breakthrough Therapy designation(4). Phase 3 trials are ongoing.

	Preclinical Alzheimer's disease	Phase 3	Phase 3 trial is ongoing.
Remternetug	Early Alzheimer's disease	Phase 3	Phase 3 trial is ongoing.
GBA1 Gene Therapy	Gaucher disease Type 1	Phase 2	Phase 2 trial is ongoing.
	Parkinson's disease	Phase 2	Granted FDA Fast Track designation(2). Phase 2 trial is ongoing.
GRN Gene Therapy	Frontotemporal dementia	Phase 2	Granted FDA Fast Track designation(2). Phase 2 trial is ongoing.
O-GlcNAcase Inh	Alzheimer's disease	Phase 2	Phase 2 trial is ongoing.
OTOF Gene Therapy	Hearing loss	Phase 2	Phase 2 trial initiated in 2024.
P2X7 Inhibitor	Pain	Phase 2	Phase 2 trials were completed in 2023.
SSTR4 Agonist	Pain	Phase 2	Phase 2 trials are ongoing.

Compound	Indication/Study	Status	Developments
Oncology
Pirtobrutinib (Jaypirca®)	Chronic lymphocytic leukemia	Approved(5)	FDA granted accelerated approval(5) in the U.S. in 2023. Phase 3 trials are ongoing.
	Mantle cell lymphoma	Approved(5)	FDA granted accelerated approval(5) in the U.S. in 2023. Approved in the EU in 2023. Submitted in Japan in 2023. Phase 3 trial is ongoing.
Imlunestrant	Adjuvant breast cancer	Phase 3	Phase 3 trial is ongoing.
	ER+HER2- metastatic breast cancer	Phase 3	Phase 3 trial is ongoing.
Olomorasib	KRAS G12C-mutant NSCLC	Phase 2	Phase 2 trial is ongoing.
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
(5) Continued approval may be contingent on verification and description of clinical benefit in confirmatory Phase 3 trials.

Other Matters
Patent Matters
We depend on patents or other forms of intellectual property protection for most of our revenue, cash flows, and earnings.
See Note 9 to the consolidated condensed financial statements for a description of legal proceedings currently pending regarding certain of our patents and "Business—Patents, Trademarks, and Other Intellectual Property Rights" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the impacts of trends involving intellectual property on our business and results.
Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access and Certain Other Regulatory Developments
Reforms, including those that may stem from political initiatives, periods of uneven economic growth or downturns, or as a result of high inflation, the emergence or escalation of, and responses to, international tension and conflicts, or government budgeting priorities, are expected to continue to result in added pressure on pricing and reimbursement for our products.
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
Additional policies, regulations, legislation, or enforcement, including those proposed or pursued by the U.S. Congress, the U.S. executive branch, and regulatory authorities worldwide, could adversely impact our business and consolidated results of operations. For example, the proposed BIOSECURE Act in the U.S. would affect elements of the pharmaceutical supply chain, although as currently written we do not anticipate it would have a material impact on our business.
Consolidation and integration of private payors and pharmacy benefit managers in the U.S. has also significantly impacted the market for pharmaceuticals by increasing payor leverage in negotiating manufacturer price or rebate concessions and pharmacy reimbursement rates. Furthermore, restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private payers may adversely impact our business and consolidated results of operations. We expect that these actions may intensify and could particularly affect certain products, which could adversely affect our business. In addition, we are engaged in litigation and investigations related to the 340B program, access to insulin, pricing, product safety, and other matters that, if resolved adversely to us, could negatively impact our business and consolidated results of operations. It is not currently possible to predict the overall potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts worldwide.
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
See "Business—Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. See also Note 9 to the consolidated condensed financial statements.
Product Supply
Demand for our incretin medicines has exceeded production. We expect tight supply to continue as growing production volume is outpaced by demand. In the short to mid-term, we expect sales growth for incretin medicines to primarily be a function of the quantity we can produce and ship. Among other measures to manage tight supply, in international markets we have communicated with healthcare practitioners to not start new patients on Trulicity in order to minimize disruption to existing patients. Supply considerations have also influenced the timing of tirzepatide launches in new markets. We continue to expand manufacturing capacity and progress efforts to bring tirzepatide to patients in various countries via different delivery presentations, such as single-use vials and multi-use pens. The most significant production increases in 2024 are expected in the second half of the year with additional capacity expected to be operational over the next several years.

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
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on risk factors that could impact our business and operations.

RESULTS OF OPERATIONS
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended March 31,		Percent Change
	2024	2023
U.S.	$5,694.4	$4,436.2	28
Outside U.S.	3,073.7	2,523.9	22
Revenue	$8,768.0	$6,960.0	26
Numbers may not add due to rounding.

The following are components of the change in revenue compared with the prior year:

	Three Months Ended March 31,
	2024 vs. 2023
	U.S.	Outside U.S.	Consolidated
Volume	12%	23%	16%
Price	16	(1)	10
Foreign exchange rates	—	—	—
Percent change	28%	22%	26%
Numbers may not add due to rounding.
In the U.S. for the three months ended March 31, 2024, the increase in volume was primarily driven by Zepbound, Mounjaro, and Verzenio, partially offset by a decrease in Trulicity. Exceptionally strong demand for our incretin medicines led to wholesaler backorders for these products at March 31, 2024. We expect tight supply to continue as growing production volume is outpaced by demand. In the short to mid-term, we expect sales growth for incretin medicines to primarily be a function of the quantity we can produce and ship. In the U.S. for the three months ended March 31, 2024, the higher realized prices were primarily driven by Mounjaro as realized prices were positively impacted by savings card dynamics compared to the same period in 2023. In the second half of 2024, these savings card dynamics should cease to have a notable effect on realized price comparisons to base periods, as the $25 non-covered benefit expired June 30, 2023.
Outside the U.S. for the three months ended March 31, 2024, the increase in volume was primarily driven by Mounjaro, Verzenio, Jardiance, and Tyvyt®.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,				Percent Change
	2024			2023
	U.S.	Outside U.S.	Total	Total
Mounjaro	$1,520.4	$286.2	$1,806.5	$568.5	NM
Trulicity	1,081.9	374.4	1,456.3	1,977.1	(26)
Verzenio	638.2	412.1	1,050.3	750.9	40
Jardiance(1)	368.2	318.3	686.5	577.5	19
Taltz®	347.1	257.0	604.1	527.0	15
Humalog® (2)	338.3	200.4	538.7	460.9	17
Zepbound	517.4	—	517.4	—	NM
Cyramza®	107.2	122.6	229.9	236.8	(3)
Emgality®	125.0	100.7	225.7	154.3	46
Olumiant®	46.3	171.0	217.4	228.9	(5)
Humulin®	153.1	53.1	206.2	252.0	(18)
Basaglar® (3)	83.2	74.3	157.6	209.3	(25)
Erbitux®	132.1	12.5	144.6	129.9	11
Cialis®	5.9	133.4	139.3	100.3	39
Tyvyt	—	116.7	116.7	61.0	91
Forteo®	21.7	39.5	61.3	122.3	(50)
Other products	208.4	401.5	609.5	603.3	1
Revenue	$5,694.4	$3,073.7	$8,768.0	$6,960.0	26
Numbers may not add due to rounding.
NM - not meaningful
(1) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar®.

Revenue of Mounjaro in the U.S. during the three months ended March 31, 2024 was $1.52 billion compared to $536.4 million during the three months ended March 31, 2023, reflecting higher realized prices, as well as increased demand. The higher realized prices were positively impacted by savings card dynamics compared to the same period in 2023. In the second half of 2024, these savings card dynamics should cease to have a notable effect on realized price comparisons to base periods, as the $25 non-covered benefit expired June 30, 2023. Revenue outside the U.S. was $286.2 million compared to $32.0 million during the three months ended March 31, 2023, driven by increased volume. Worldwide volume growth was linked to available supply.
Revenue of Trulicity decreased 30 percent in the U.S. during the three months ended March 31, 2024, driven by decreased volume primarily due to supply constraints and competitive dynamics. Revenue outside the U.S. decreased 13 percent during the three months ended March 31, 2024, driven by decreased volume and, to a lesser extent, lower realized prices. In addition to the factors affecting U.S. volume, international markets continue to be impacted by actions we have taken to manage demand amid tight supply, including measures to minimize impact to existing patients.
Revenue of Verzenio increased 38 percent in the U.S. and 42 percent outside the U.S. during the three months ended March 31, 2024, primarily driven by increased demand.
Revenue of Jardiance increased 12 percent in the U.S. during the three months ended March 31, 2024, driven by increased demand. Revenue outside the U.S. increased 28 percent during the three months ended March 31, 2024, driven by increased volume. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Revenue of Taltz increased 11 percent in the U.S. during the three months ended March 31, 2024, driven by increased demand and higher realized prices. Revenue outside the U.S. increased 20 percent during the three months ended March 31, 2024, driven by increased demand.

Revenue of Zepbound in the U.S. during the three months ended March 31, 2024 was $517.4 million. Similar to our other incretin medicines, volume growth was linked to available supply. Zepbound launched in the U.S. for the treatment of adult patients with obesity or overweight with weight-related comorbidities in November 2023.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Three Months Ended March 31,		Percent Change
	2024	2023
Gross margin	$7,094.5	$5,333.3	33
Gross margin as a percent of revenue	80.9%	76.6%
Research and development	$2,522.8	$1,985.1	27
Marketing, selling, and administrative	1,952.2	1,749.2	12
Acquired in-process research and development (IPR&D)	110.5	105.0	5
Other–net, (income) expense	(27.1)	(35.7)	(24)
Income taxes	293.2	184.8	59
Effective tax rate	11.6%	12.1%

Gross margin as a percent of revenue for the three months ended March 31, 2024 increased 4.3 percentage points compared with the three months ended March 31, 2023, primarily driven by higher realized prices, favorable product mix, and, to a lesser extent, improvements in the cost of production.
Research and development expenses increased 27 percent for the three months ended March 31, 2024, driven by higher development expenses for late-stage assets and additional investments in early-stage research, as well as a charge of approximately $75 million during the three months ended March 31, 2024 associated with the termination of the Verzenio prostate cancer program due to futility.
Marketing, selling, and administrative expenses increased 12 percent for the three months ended March 31, 2024, primarily driven by promotional efforts associated with ongoing and future launches, as well as increased compensation and benefit costs.
The effective tax rate was 11.6 percent for the three months ended March 31, 2024 compared to 12.1 percent for the three months ended March 31, 2023, driven by a larger net discrete tax benefit reflected in the three months ended March 31, 2024 compared to the same period in 2023.
For additional information for acquired IPR&D charges and other–net, (income) expense, see Note 3 and Note 11 to the consolidated condensed financial statements, respectively.

FINANCIAL CONDITION AND LIQUIDITY
We believe our available cash and cash equivalents, together with our ability to generate operating cash flow and our access to short-term and long-term borrowings, are sufficient to fund our existing and planned capital requirements. For a discussion of our capital requirements, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
We are making investments in new facilities in Indiana, North Carolina, Germany, and Ireland to manufacture existing and future products. These investments, and other capital investments that support our operations, have increased our capital expenditures and will result in higher capital expenditures over the next several years.
As we expand our manufacturing capacity in order to meet existing and expected demand of our incretin medicines, we have entered, and expect to continue to enter, into various agreements for contract manufacturing and for supply of materials. The executed agreements could, under certain circumstances, require us to pay up to approximately $10 billion if we do not purchase specified amounts of goods or services over the durations of the agreements, which are generally up to 8 years.

In April 2024, we signed an agreement to purchase a manufacturing facility in Wisconsin intended to further expand our global parenteral (injectable) product manufacturing network. We are targeting to initiate commercial production at this facility at the end of 2025. The proposed acquisition is subject to customary closing conditions. We anticipate funding this proposed acquisition primarily through cash on hand and the issuance of commercial paper.
Cash and cash equivalents decreased to $2.46 billion as of March 31, 2024, compared with $2.82 billion as of December 31, 2023. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the three months ended March 31, 2024 and 2023.
In addition to our cash and cash equivalents, we held total investments of $3.21 billion and $3.16 billion as of March 31, 2024 and December 31, 2023, respectively. See Note 6 to the consolidated condensed financial statements for additional information.
As of March 31, 2024, total debt was $26.21 billion, an increase of $986.1 million compared with $25.23 billion as of December 31, 2023. In February 2024, we issued $6.50 billion of fixed-rate notes and used, or will be using, the net cash proceeds for general business purposes, including the repayment of outstanding commercial paper, repayment of current maturities of long-term debt, and repayment of the $750.0 million of fixed-rate notes due in 2026, which became callable at par beginning February 27, 2024. See Note 6 to the consolidated condensed financial statements for additional information.
As of March 31, 2024, we had a total of $7.42 billion of unused committed bank credit facilities, $7.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the three months ended March 31, 2024, we did not repurchase any shares under our $5.00 billion share repurchase program authorized in May 2021. As of March 31, 2024, we had $2.50 billion remaining under this program.
During the three months ended March 31, 2024, we paid dividends of $1.17 billion, or $1.30 per share, to our shareholders.
See "Executive Overview—Other Matters—Patent Matters" for information regarding losses of patent protection.
Both domestically and abroad, we continue to monitor the potential impacts of the economic environment and international tension and conflicts; the creditworthiness of our wholesalers and other customers, including foreign government-backed agencies and suppliers; the uncertain impact of healthcare legislation; various international government funding levels; and fluctuations in interest rates, foreign currency exchange rates (see "Executive Overview—Other Matters—Foreign Currency Exchange Rates"), and fair values of equity securities.

CRITICAL ACCOUNTING ESTIMATES
For a discussion of our critical accounting estimates, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 and the notes to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. See also Note 1 to the consolidated condensed financial statements. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Our management, with the participation of David Ricks, president and chief executive officer, and Anat Ashkenazi, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2023) as of March 31, 2024, and concluded that they were effective.
(b)Changes in Internal Controls. During the first quarter of 2024, we completed the implementation of a new global enterprise resource planning (ERP) system, which replaced our operating and financial systems. We are performing our post-implementation activities. The implementation resulted in, and the post-implementation activities may result in, changes to certain of our processes and procedures. These changes have been and will continue to be subject to our evaluation of the operating effectiveness of internal controls over financial reporting. There were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are a party to various currently pending legal actions, government investigations, and environmental proceedings. See Note 9 to the consolidated condensed financial statements for information on various legal proceedings.
This Item should be read in conjunction with "Legal Proceedings" in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1A. Risk Factors
Our material risk factors are disclosed in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended March 31, 2024:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2024	—	$—	—	$2,500.0
February 2024	—	—	—	2,500.0
March 2024	—	—	—	2,500.0
Total	—	—	—
During the three months ended March 31, 2024, we did not repurchase any shares under our $5.00 billion share repurchase program authorized in May 2021.

Item 5. Other Information
On March 1, 2024, Johna Norton, executive vice president, global quality, adopted a sales plan (Plan). The Plan was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act of 1934 and our policies regarding trading in our securities. The Plan calls for the sale of up to 7,056 shares of company common stock between June 3, 2024 and December 31, 2024 subject to the terms and conditions of the Plan.

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

ELI LILLY AND COMPANY
(Registrant)

Date:	April 30, 2024	/s/ Anat Ashkenazi
Anat Ashkenazi
Executive Vice President and Chief Financial Officer
Date:	April 30, 2024	/s/ Donald Zakrowski
Donald Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer