Form 10-Q
period 2024-06-30
ELI LILLY & Co
filed 2024-08-08
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 5, 2024:

Class	Number of Shares Outstanding
Common	950,425,778

Eli Lilly and Company
Form 10-Q
For the Quarter Ended June 30, 2024

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
•fluctuations in foreign currency exchange rates or changes in interest rates and inflation;
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue (Note 2)	$11,302.8	$8,312.1	$20,070.8	$15,272.1
Costs, expenses, and other:
Cost of sales	2,170.2	1,807.4	3,843.7	3,434.1
Research and development	2,711.2	2,356.5	5,234.0	4,341.6
Marketing, selling, and administrative	2,117.3	1,925.4	4,069.5	3,674.6
Acquired in-process research and development (Note 3)	154.3	97.1	264.8	202.1
Asset impairment, restructuring, and other special charges (Note 5)	435.0	—	435.0	—
Other–net, (income) expense (Note 12)	197.6	36.8	170.5	1.1
	7,785.6	6,223.2	14,017.5	11,653.5
Income before income taxes	3,517.2	2,088.9	6,053.3	3,618.6
Income taxes (Note 8)	550.2	325.7	843.4	510.5
Net income	$2,967.0	$1,763.2	$5,209.9	$3,108.1

Earnings per share:
Basic	$3.29	$1.96	$5.78	$3.45
Diluted	$3.28	$1.95	$5.76	$3.44

Shares used in calculation of earnings per share:
Basic	900.9	899.7	900.8	900.3
Diluted	904.2	902.7	904.0	903.0
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$2,967.0	$1,763.2	$5,209.9	$3,108.1
Other comprehensive income (loss), net of tax (Note 11)	(79.0)	(11.4)	(51.5)	55.9
Comprehensive income	$2,888.0	$1,751.8	$5,158.4	$3,164.0
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 7)	$3,223.6	$2,818.6
Short-term investments (Note 7)	140.4	109.1
Accounts receivable, net of allowances of $14.4 (2024) and $14.8 (2023)	11,027.9	9,090.5
Other receivables	2,051.1	2,245.7
Inventories (Note 6)	6,481.5	5,772.8
Prepaid expenses	7,137.6	5,540.8
Other current assets	142.2	149.5
Total current assets	30,204.3	25,727.0
Investments (Note 7)	2,877.6	3,052.2
Goodwill	5,768.2	4,939.7
Other intangibles, net	6,636.1	6,906.6
Deferred tax assets	6,655.3	5,477.3
Property and equipment, net of accumulated depreciation of $11,427.8 (2024) and $11,099.3 (2023)	14,829.4	12,913.6
Other noncurrent assets	4,903.9	4,989.9
Total assets	$71,874.8	$64,006.3
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$5,161.6	$6,904.5
Accounts payable	2,924.8	2,598.8
Employee compensation	1,168.3	1,650.4
Sales rebates and discounts	12,446.8	11,689.0
Dividends payable	1,170.5	1,169.2
Other current liabilities	4,249.2	3,281.3
Total current liabilities	27,121.2	27,293.2
Noncurrent Liabilities
Long-term debt	23,730.4	18,320.8
Accrued retirement benefits (Note 9)	1,420.4	1,438.8
Long-term income taxes payable	3,496.6	3,849.2
Other noncurrent liabilities	2,470.7	2,240.6
Total noncurrent liabilities	31,118.1	25,849.4
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders' Equity
Common stock	594.2	593.6
Additional paid-in capital	7,214.2	7,250.4
Retained earnings	13,178.0	10,312.3
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(4,378.5)	(4,327.0)
Cost of common stock in treasury	(32.7)	(44.2)
Total Eli Lilly and Company shareholders' equity	13,562.0	10,771.9
Noncontrolling interests	73.5	91.8
Total equity	13,635.5	10,863.7
Total liabilities and equity	$71,874.8	$64,006.3
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at April 1, 2023	949,669	$593.5	$6,793.1	$10,639.3	$(3,013.2)	$(3,777.3)	402	$(45.0)	$104.5
Net income (loss)				1,763.2					(9.5)
Other comprehensive loss, net of tax						(11.4)
Cash dividends declared per share: $2.26				(2,034.0)
Issuance of stock under employee stock plans, net	19	0.1	(6.0)
Stock-based compensation			161.5
Other									(9.5)
Balance at June 30, 2023	949,688	$593.6	$6,948.6	$10,368.5	$(3,013.2)	$(3,788.7)	402	$(45.0)	$85.5

Balance at April 1, 2024	950,768	$594.2	$7,009.5	$12,553.9	$(3,013.2)	$(4,299.5)	365	$(32.7)	$85.2
Net income (loss)				2,967.0					(9.9)
Other comprehensive loss, net of tax						(79.0)
Cash dividends declared per share: $2.60				(2,342.9)
Issuance of stock under employee stock plans, net	13	—	(6.4)
Stock-based compensation			211.1
Other									(1.8)
Balance at June 30, 2024	950,781	$594.2	$7,214.2	$13,178.0	$(3,013.2)	$(4,378.5)	365	$(32.7)	$73.5
(1) As of June 30, 2024, there was $2.50 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2023	950,632	$594.1	$6,921.4	$10,042.6	$(3,013.2)	$(3,844.6)	450	$(50.5)	$125.6
Net income				3,108.1					0.5
Other comprehensive income, net of tax						55.9
Cash dividends declared per share: $2.26				(2,034.0)
Retirement of treasury shares	(2,299)	(1.4)		(748.6)			(2,299)	750.0
Purchase of treasury shares							2,299	(750.0)
Issuance of stock under employee stock plans, net	1,355	0.9	(265.5)				(48)	8.8
Stock-based compensation			292.7
Other				0.4				(3.3)	(40.6)
Balance at June 30, 2023	949,688	$593.6	$6,948.6	$10,368.5	$(3,013.2)	$(3,788.7)	402	$(45.0)	$85.5

Balance at January 1, 2024	949,781	$593.6	$7,250.4	$10,312.3	$(3,013.2)	$(4,327.0)	402	$(44.2)	$91.8
Net income (loss)				5,209.9					(15.0)
Other comprehensive loss, net of tax						(51.5)
Cash dividends declared per share: $2.60				(2,342.9)
Issuance of stock under employee stock plans, net	1,000	0.6	(406.7)				(37)	11.5
Stock-based compensation			370.5
Other				(1.3)					(3.3)
Balance at June 30, 2024	950,781	$594.2	$7,214.2	$13,178.0	$(3,013.2)	$(4,378.5)	365	$(32.7)	$73.5
(1) As of June 30, 2024, there was $2.50 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$5,209.9	$3,108.1
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	815.0	728.6
Change in deferred income taxes	(1,286.6)	(990.5)
Stock-based compensation expense	370.5	292.7
Net investment losses	142.2	80.0
Acquired in-process research and development	264.8	202.1
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(3,150.3)	(676.1)
Other operating activities, net	266.7	(382.4)
Net Cash Provided by Operating Activities	2,632.2	2,362.5
Cash Flows from Investing Activities
Purchases of property and equipment	(2,211.1)	(1,406.7)
Proceeds from sales and maturities of short-term investments	75.4	109.6
Purchases of short-term investments	(48.8)	(59.8)
Proceeds from sales of and distributions from noncurrent investments	250.1	388.4
Purchases of noncurrent investments	(250.1)	(343.4)
Cash paid for acquisitions, net of cash acquired	(947.7)	—
Purchases of in-process research and development	(274.5)	(333.1)
Other investing activities, net	30.4	497.1
Net Cash Used for Investing Activities	(3,376.3)	(1,147.9)
Cash Flows from Financing Activities
Dividends paid	(2,341.6)	(2,035.0)
Net change in short-term borrowings	(1,804.7)	(1,498.0)
Proceeds from issuance of long-term debt	6,452.5	3,958.5
Repayments of long-term debt	(664.2)	—
Purchases of common stock	—	(750.0)
Other financing activities, net	(397.8)	(296.6)
Net Cash Provided by (Used for) Financing Activities	1,244.2	(621.1)
Effect of exchange rate changes on cash and cash equivalents	(95.1)	34.0
Net increase in cash and cash equivalents	405.0	627.5
Cash and cash equivalents at January 1	2,818.6	2,067.0
Cash and Cash Equivalents at June 30	$3,223.6	$2,694.5
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net product revenue	$10,354.9	$6,979.8	$18,151.4	$13,218.0
Collaboration and other revenue	947.9	1,332.3	1,919.4	2,054.1
Revenue	$11,302.8	$8,312.1	$20,070.8	$15,272.1
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements includes our share of profits from the collaborations, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 4 for additional information related to our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue from the Jardiance® and Trajenta® families of products resulting from our collaboration with Boehringer Ingelheim and from the 2023 sale of rights for Baqsimi® discussed in Note 4. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers. Collaboration and other revenue associated with intellectual property licensed in prior periods was not material during the three and six months ended June 30, 2024 and 2023.
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were 4 percent and 3 percent of U.S. revenue during the three and six months ended June 30, 2024, respectively, and less than 1 percent of U.S. revenue during the three and six months ended June 30, 2023.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	June 30, 2024	December 31, 2023
Contract liabilities	$180.1	$193.6
During the three and six months ended June 30, 2024 and 2023, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024			2023
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro®	$2,413.7	$677.2	$3,090.8	$915.7	$64.0	$979.7
Trulicity®	876.7	368.9	1,245.6	1,371.3	441.2	1,812.5
Zepbound®	1,243.2	—	1,243.2	—	—	—
Jardiance(1)	428.9	340.7	769.6	386.1	282.2	668.3
Humalog® (2)	434.7	196.9	631.6	229.8	210.6	440.4
Humulin®	169.3	54.2	223.6	144.3	61.0	205.3
Basaglar® (3)	105.2	75.6	180.8	83.0	71.2	154.2
Baqsimi	3.3	9.0	12.4	606.2	7.7	613.9
Other cardiometabolic health	41.1	76.0	117.0	45.0	91.6	136.6
Total cardiometabolic health	5,716.1	1,798.5	7,514.6	3,781.4	1,229.5	5,010.9

Oncology:
Verzenio®	861.4	470.5	1,331.9	588.6	338.2	926.8
Cyramza®	116.1	132.8	248.9	115.0	145.3	260.3
Erbitux®	142.9	13.0	155.8	145.5	17.0	162.5
Tyvyt®	—	123.0	123.0	—	103.6	103.6
Other oncology	154.8	144.2	299.1	85.9	131.9	217.8
Total oncology	1,275.2	883.5	2,158.7	935.0	736.0	1,671.0

Immunology:
Taltz®	539.4	285.3	824.7	472.3	231.6	703.9
Olumiant®	44.5	183.2	227.7	50.8	168.1	218.9
Other immunology	15.9	14.1	30.0	—	5.7	5.7
Total immunology	599.8	482.6	1,082.4	523.1	405.4	928.5

Neuroscience:
Emgality®	137.6	54.4	192.0	118.8	50.5	169.3
Other neuroscience	54.3	93.2	147.5	42.1	175.8	217.9
Total neuroscience	191.9	147.6	339.5	160.9	226.3	387.2

Other:
Cialis®	7.5	80.2	87.7	9.2	106.4	115.6
Forteo®	31.5	38.5	69.9	97.4	50.6	148.0
Other	13.2	36.7	50.0	24.4	26.5	51.0
Total other	52.2	155.4	207.6	131.0	183.5	314.6
Revenue	$7,835.2	$3,467.5	$11,302.8	$5,531.4	$2,780.7	$8,312.1
Numbers may not add due to rounding.
(1) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar®.

The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024			2023
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$3,934.0	$963.4	$4,897.4	$1,452.2	$96.0	$1,548.2
Trulicity	1,958.6	743.3	2,701.9	2,918.7	871.0	3,789.6
Zepbound	1,760.6	—	1,760.6	—	—	—
Jardiance(1)	797.1	659.0	1,456.1	715.6	530.2	1,245.8
Humalog(2)	773.0	397.3	1,170.3	501.4	400.0	901.4
Humulin	322.4	107.4	429.8	343.1	114.2	457.3
Basaglar(3)	188.4	149.9	338.3	218.4	145.2	363.5
Baqsimi	(6.9)	18.3	11.5	629.3	16.1	645.4
Other cardiometabolic health	78.9	163.0	241.7	77.7	172.2	250.1
Total cardiometabolic health	9,806.1	3,201.6	13,007.6	6,856.4	2,344.9	9,201.3

Oncology:
Verzenio	1,499.6	882.6	2,382.2	1,049.6	628.0	1,677.7
Cyramza	223.3	255.4	478.7	215.6	281.4	497.0
Erbitux	275.0	25.4	300.4	264.2	28.1	292.4
Tyvyt	—	239.7	239.7	—	164.6	164.6
Other oncology	275.6	292.0	567.7	159.0	236.5	395.3
Total oncology	2,273.5	1,695.1	3,968.7	1,688.4	1,338.6	3,027.0

Immunology:
Taltz	886.4	542.3	1,428.8	784.5	446.3	1,230.8
Olumiant	90.9	354.2	445.1	93.1	354.6	447.8
Other immunology	19.6	22.9	42.4	—	27.7	27.7
Total immunology	996.9	919.4	1,916.3	877.6	828.6	1,706.3

Neuroscience:
Emgality	262.7	155.1	417.8	227.5	96.1	323.6
Other neuroscience	92.4	218.4	310.8	77.9	346.2	424.1
Total neuroscience	355.1	373.5	728.6	305.4	442.3	747.7

Other:
Cialis	13.4	213.7	227.1	16.8	199.1	215.9
Forteo	53.2	78.0	131.2	168.0	102.3	270.3
Other	31.4	59.9	91.3	55.0	48.7	103.7
Total other	98.0	351.6	449.6	239.8	350.1	589.9
Revenue	$13,529.6	$6,541.2	$20,070.8	$9,967.6	$5,304.6	$15,272.1
Numbers may not add due to rounding.
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar.

The following table summarizes revenue by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue(1):
U.S.	$7,835.2	$5,531.4	$13,529.6	$9,967.6
Europe	1,403.7	1,177.6	2,844.4	2,268.5
Japan	462.7	455.6	826.6	842.8
China	395.1	399.0	771.3	771.7
Other foreign countries	1,206.1	748.5	2,098.9	1,421.5
Revenue	$11,302.8	$8,312.1	$20,070.8	$15,272.1
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
Business Combination
When an acquisition met the definition of a business under GAAP, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated condensed financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets was recorded as goodwill. The results of operations of the acquisition are included in our consolidated condensed financial statements from the date of acquisition.
Manufacturing Facility Acquisition
Overview of Transaction
In May 2024, we acquired all outstanding membership interests of NexPharm Parent HoldCo, LLC and Isopro Holdings, LLC, which together own the assets of a manufacturing site in Pleasant Prairie, Wisconsin, for a purchase price of $924.7 million, net of cash acquired. The facility is intended to further expand our global parenteral (injectable) product manufacturing network.

Assets Acquired and Liabilities Assumed
Our access to information was limited prior to this acquisition. As a consequence, we are in the process of determining fair values and tax bases of the assets acquired. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date. The final determination may result in asset and liability fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized.
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at May 23, 2024
Cash	$2.3
Goodwill(1)	816.5
Property and equipment	108.5
Other assets and liabilities, net	(0.3)
Acquisition date fair value of consideration transferred	927.0
Less:
Cash acquired	(2.3)
Cash paid, net of cash acquired	$924.7
(1) The goodwill recognized from this acquisition is primarily attributable to the synergies between the manufacturing capabilities of the site and our products as well as the assembled workforce of the site, which is deductible for tax purposes.
The results of operations attributable to this acquisition for the three and six months ended June 30, 2024 were not material.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three and six months ended June 30, 2023.
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
(1) The goodwill recognized from this acquisition is primarily attributable to the radiopharmaceutical discovery, development, and manufacturing capabilities and the assembled workforce for POINT, which is not deductible for tax purposes.

The results of operations attributable to POINT for the three and six months ended June 30, 2024 were not material.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three and six months ended June 30, 2023.
Asset Acquisitions
Upon each asset acquisition, the cost allocated to acquired IPR&D was immediately expensed as acquired IPR&D if the compound had no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound were expensed as acquired IPR&D when the event triggering an obligation to pay the milestone occurred. We recognized acquired IPR&D charges of $154.3 million and $264.8 million for the three and six months ended June 30, 2024, respectively, and $97.1 million and $202.1 million for the three and six months ended June 30, 2023, respectively.
Subsequent Events
In July 2024, we announced an agreement to acquire Morphic Holding, Inc. (Morphic) for a purchase price of $57.00 per share in cash (an aggregate of approximately $3.2 billion) payable at closing. The proposed acquisition is subject to customary closing conditions, including the tender of a majority of the outstanding shares of Morphic's common stock.

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
Boehringer Ingelheim Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of compounds. Currently included in the collaboration are Boehringer Ingelheim's products: Jardiance, Glyxambi, Synjardy, Trijardy XR, Trajenta, and Jentadueto® as well as our products: Basaglar and Rezvoglar. Glyxambi, Synjardy, and Trijardy XR are included in the Jardiance product family. Jentadueto is included in the Trajenta product family. Rezvoglar is included in the Basaglar product family.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Jardiance	$769.6	$668.3	$1,456.1	$1,245.8
Basaglar	180.8	154.2	338.3	363.5
Trajenta	76.6	103.6	165.5	189.5
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
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, as well as achievement of a sales-based milestone, milestone payments were capitalized as intangible assets and are being amortized to cost of sales through the term of the collaboration. Net milestones capitalized are not material. As of June 30, 2024, Incyte is eligible to receive up to $100.0 million of additional payments from us in potential sales-based milestones.
We record our sales of Olumiant to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Olumiant	$227.7	$218.9	$445.1	$447.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Tyvyt	$123.0	$103.6	$239.7	$164.6

Ebglyss®
We have a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab, which is branded and trademarked as Ebglyss. Roche receives tiered royalty payments on worldwide net sales ranging in percentages from high single digits to high teens, which we recognize as cost of sales. As of June 30, 2024, Roche is eligible to receive additional payments from us, including up to $100.0 million contingent upon the achievement of additional success-based regulatory milestones and up to $1.03 billion in potential sales-based milestones. During the three and six months ended June 30, 2024 and 2023, milestone payments to Roche were not material.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize lebrikizumab, which is branded and trademarked as Ebglyss, for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We receive tiered royalty payments on net sales in Europe ranging in percentages from low double digits to low twenties, which we recognize as collaboration and other revenue. During the three and six months ended June 30, 2024 and 2023, collaboration and other revenue recognized under this license agreement was not material. As of June 30, 2024, we are eligible to receive additional payments up to $1.25 billion in a series of sales-based milestones.
Orforglipron
We have a license agreement with Chugai Pharmaceutical Co., Ltd (Chugai), which provides us with the worldwide development and commercialization rights to orforglipron. Chugai has the right to receive tiered royalty payments on future worldwide net sales from mid single digits to low teens if the product is successfully commercialized. As of June 30, 2024, Chugai is eligible to receive up to $140.0 million contingent upon the achievement of success-based regulatory milestones and up to $250.0 million in a series of sales-based milestones, contingent upon the commercial success of orforglipron. During the three and six months ended June 30, 2024 and 2023, milestone payments to Chugai were not material.
Baqsimi
In June 2023, we sold the rights for Baqsimi to Amphastar Pharmaceuticals, Inc. (Amphastar). Under the terms of the agreement, we received $500.0 million in cash upon closing and an additional $125.0 million in cash upon the one year anniversary of closing. We included both in the transaction price as of June 30, 2023. We are eligible to receive payments of up to $450.0 million in a series of sales-based milestones that have not been included in the transaction price as of June 30, 2024.
We entered into a supply agreement with Amphastar that obligates Amphastar to purchase Baqsimi product we are manufacturing at an amount which represents a stand alone selling price. As the product we are manufacturing under this supply agreement has no alternative use to us and we have right to payment, we will recognize net product revenue over time as we manufacture the product.
For the three and six months ended June 30, 2023, we recognized $579.0 million in revenue primarily related to the net gain on the sale of rights for Baqsimi. Cash received from the sale of rights for Baqsimi was included in cash flows from investing activities for the six months ended June 30, 2024 and 2023.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
Asset impairment, restructuring, and other special charges recognized during the three and six months ended June 30, 2024 were $435.0 million, which was related to anticipated litigation payments. See Note 10 for additional information.
There were no asset impairment, restructuring, and other special charges recognized during the three and six months ended June 30, 2023.

Note 6: Inventories
The following table summarizes components of inventories:

	June 30, 2024	December 31, 2023
Finished products	$811.1	$791.7
Work in process	3,706.4	3,248.6
Raw materials and supplies	1,876.3	1,630.1
Total (approximates replacement cost)	6,393.8	5,670.4
Increase to last-in, first-out (LIFO) cost	87.7	102.4
Inventories	$6,481.5	$5,772.8

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
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near-term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the three and six months ended June 30, 2024 and 2023 were not material.
The net losses recognized in our consolidated condensed statements of operations for equity securities were $157.9 million and $141.9 million for the three and six months ended June 30, 2024, respectively, and $64.9 million and $78.6 million for the three and six months ended June 30, 2023, respectively. The net gains (losses) recognized for the three and six months ended June 30, 2024 and 2023 on equity securities sold during the respective periods were not material.
As of June 30, 2024, we had approximately $900 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
We record our available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three and six months ended June 30, 2024 and 2023.

The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of June 30, 2024:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$653.8	$97.4	$185.7	$115.5	$255.2
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position follows:

	June 30, 2024	December 31, 2023
Unrealized gross gains	$1.4	$3.4
Unrealized gross losses	44.3	37.9
Fair value of securities in an unrealized gain position	104.7	159.2
Fair value of securities in an unrealized loss position	508.4	452.0
As of June 30, 2024, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Substantially all of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of June 30, 2024, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of a material default on interest or principal payments for our debt securities.
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings and were not material for the three and six months ended June 30, 2024 and 2023. Proceeds from sales of available-for-sale investments were $21.0 million and $45.4 million for the three and six months ended June 30, 2024, respectively, and $34.2 million and $61.8 million for the three and six months ended June 30, 2023, respectively.

Fair Value of Investments
The following table summarizes certain fair value information at June 30, 2024 and December 31, 2023 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2024
Cash equivalents(2)	$1,394.2	$1,394.2	$1,385.5	$8.7	$—	$1,394.2

Short-term investments:
U.S. government and agency securities	$29.7	$29.9	$29.7	$—	$—	$29.7
Corporate debt securities	65.0	65.3	—	65.0	—	65.0
Asset-backed securities	2.6	2.7	—	2.6	—	2.6
Other securities	43.1	43.1	—	9.3	33.8	43.1
Short-term investments	$140.4

Noncurrent investments:
U.S. government and agency securities	$141.2	$156.9	$141.2	$—	$—	$141.2
Corporate debt securities	206.2	221.4	—	206.2	—	206.2
Mortgage-backed securities	159.1	171.4	—	159.1	—	159.1
Asset-backed securities	50.0	50.9	—	50.0	—	50.0
Other securities	137.4	90.8	—	6.2	131.2	137.4
Marketable equity securities	472.5	473.6	472.5	—	—	472.5
Equity investments without readily determinable fair values(3)	659.0
Equity method investments(3)	1,052.2
Noncurrent investments	$2,877.6

December 31, 2023
Cash equivalents(2)	$1,088.4	$1,088.4	$1,079.3	$9.1	$—	$1,088.4

Short-term investments:
U.S. government and agency securities	$32.1	$32.3	$32.1	$—	$—	$32.1
Corporate debt securities	52.0	52.1	—	52.0	—	52.0
Other securities	25.0	25.0	—	13.6	11.4	25.0
Short-term investments	$109.1

Noncurrent investments:
U.S. government and agency securities	$148.1	$161.0	$148.1	$—	$—	$148.1
Corporate debt securities	214.3	226.6	—	214.3	—	214.3
Mortgage-backed securities	157.3	167.1	—	157.3	—	157.3
Asset-backed securities	53.5	54.4	—	53.5	—	53.5
Other securities	197.4	100.2	—	23.5	173.9	197.4
Marketable equity securities	711.3	493.2	711.3	—	—	711.3
Equity investments without readily determinable fair values(3)	608.0
Equity method investments(3)	962.3
Noncurrent investments	$3,052.2
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
Debt
In February 2024, we issued $1.00 billion of 4.500 percent fixed-rate notes due in 2027, $1.00 billion of 4.500 percent fixed-rate notes due in 2029, $1.50 billion of 4.700 percent fixed-rate notes due in 2034, $1.50 billion of 5.000 percent fixed-rate notes due in 2054, and $1.50 billion of 5.100 percent fixed-rate notes due in 2064, all with interest to be paid semi-annually. We used, or may be using, the net cash proceeds from the offering of $6.45 billion for general business purposes, including the repayment of outstanding commercial paper, repayment of current maturities of long-term debt, and repayment of the $750.0 million of 5.000 percent fixed-rate notes due in 2026.
In February 2023, we issued $750.0 million of 5.000 percent fixed-rate notes due in 2026, $1.00 billion of 4.700 percent fixed-rate notes due in 2033, $1.25 billion of 4.875 percent fixed-rate notes due in 2053, and $1.00 billion of 4.950 percent fixed-rate notes due in 2063, all with interest to be paid semi-annually. We used the net cash proceeds from the offering of $3.96 billion for general business purposes, including the repayment of outstanding commercial paper.
Fair Value of Debt
The following table summarizes certain fair value information at June 30, 2024 and December 31, 2023 for our short-term and long-term debt:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
June 30, 2024	$(4,384.7)	$—	$(4,375.2)	$—	$(4,375.2)
December 31, 2023	(6,189.4)	—	(6,166.4)	—	(6,166.4)
Long-term debt, including current portion
June 30, 2024	(24,507.3)	—	(21,709.9)	—	(21,709.9)
December 31, 2023	(19,035.9)	—	(17,221.7)	—	(17,221.7)
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. We derecognized $364.1 million and $431.9 million of accounts receivable as of June 30, 2024 and December 31, 2023, respectively, under these factoring arrangements. The costs of factoring such accounts receivable as well as estimated credit losses were not material for the three and six months ended June 30, 2024 and 2023.

Our derivative activities are initiated within the guidelines of documented corporate risk-management policies and are intended to offset losses and gains on the assets, liabilities, and transactions being hedged. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.
For derivative instruments that are designated and qualify as fair value hedges, the derivative instrument is marked to market, with gains and losses recognized currently in income to offset the respective losses and gains recognized on the underlying exposure. For derivative instruments that are designated and qualify as cash flow hedges, gains and losses are reported as a component of accumulated other comprehensive income (loss) (see Note 11) and reclassified into earnings in the same period the hedged transaction affects earnings. For derivative and non-derivative instruments that are designated and qualify as net investment hedges, the foreign currency translation gains or losses due to spot rate fluctuations are reported as a component of accumulated other comprehensive income (loss) (see Note 11). Derivative contracts that are not designated as hedging instruments are recorded at fair value with the gain or loss recognized in earnings during the period of change.
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (primarily the euro, Chinese yuan, and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2024, we had outstanding foreign currency forward commitments as follows, all of which have settlement dates within 180 days:

June 30, 2024
Purchase		Sell
Currency	Amount (in millions)	Currency	Amount (in millions)
Euro	4,868.4	U.S. dollars	5,236.9
U.S. dollars	2,844.2	Euro	2,649.7
U.S. dollars	241.8	Japanese yen	38,354.0
British pounds	173.7	U.S. dollars	220.0
Foreign currency exchange risk is also managed through the use of foreign currency debt, cross-currency interest rate swaps, and foreign currency forward contracts. Our foreign currency-denominated notes had carrying amounts of $6.86 billion and $7.14 billion as of June 30, 2024 and December 31, 2023, respectively, of which $5.50 billion and $5.67 billion have been designated as, and are effective as, economic hedges of net investments in certain of our foreign operations as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, we had outstanding cross-currency swaps with notional amounts of $728.6 million swapping U.S. dollars to euro and $402.3 million swapping Swiss francs to U.S. dollars which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a significant amount convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign-denominated fixed-rate debt, have also been designated as, and are effective as, economic hedges of net investments. At June 30, 2024, we had outstanding foreign currency forward contracts to sell 6.40 billion euro and to sell 2.70 billion Chinese yuan with settlement dates ranging through 2025, which have been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At June 30, 2024, all of our total long-term debt is at a fixed rate. We have converted approximately 8 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.

We also may enter into forward-starting interest rate swaps and treasury locks, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss) (see Note 11) and, upon completion of a debt issuance and termination of the instrument, is amortized to interest expense over the life of the underlying debt. Cash proceeds or payments from the termination of these instruments are classified as operating activities in our consolidated condensed statements of cash flows.
The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value hedges:
Effect from hedged fixed-rate debt	$(2.3)	$(34.4)	$(19.0)	$0.9
Effect from interest rate contracts	2.3	34.4	19.0	(0.9)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	2.0	3.3	4.4	7.1
Cross-currency interest rate swaps	3.3	(17.1)	87.3	(30.0)
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	31.6	29.6	34.0	(23.2)
Total	$36.9	$15.8	$125.7	$(46.1)
During the three and six months ended June 30, 2024 and 2023, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net investment hedges:
Foreign currency-denominated notes	$42.0	$10.6	$173.8	$(121.2)
Cross-currency interest rate swaps	2.3	(7.8)	19.3	(19.6)
Foreign currency forward contracts	32.7	27.7	131.8	(18.4)
Cash flow hedges:
Forward-starting interest rate swaps	—	33.3	77.4	57.1
Cross-currency interest rate swaps	1.9	21.9	15.6	14.1
During the next 12 months, we expect to reclassify $5.3 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three and six months ended June 30, 2024 and 2023, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.

Fair Value of Risk-Management Instruments
The following table summarizes certain fair value information at June 30, 2024 and December 31, 2023 for risk management assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2024
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(3.8)	$—	$(3.8)	$—	$(3.8)
Other noncurrent liabilities	(118.0)	—	(118.0)	—	(118.0)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	2.2	—	2.2	—	2.2
Other current liabilities	(13.9)	—	(13.9)	—	(13.9)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	47.0	—	47.0	—	47.0
Foreign exchange contracts designated as net investment hedges:
Other receivables	78.8	—	78.8	—	78.8
Other current liabilities	(1.6)	—	(1.6)	—	(1.6)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	4.8	—	4.8	—	4.8
Other current liabilities	(13.7)	—	(13.7)	—	(13.7)
Contingent consideration liabilities:
Other current liabilities	(40.6)	—	—	(40.6)	(40.6)
Other noncurrent liabilities	(42.6)	—	—	(42.6)	(42.6)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2023
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(2.4)	$—	$(2.4)	$—	$(2.4)
Other noncurrent liabilities	(100.3)	—	(100.3)	—	(100.3)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	291.2	—	291.2	—	291.2
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(28.4)	—	(28.4)	—	(28.4)
Other noncurrent liabilities	(3.5)	—	(3.5)	—	(3.5)
Cross-currency interest rate contracts designated as cash flow hedges:
Other receivables	113.8	—	113.8	—	113.8
Other noncurrent assets	63.1	—	63.1	—	63.1
Foreign exchange contracts designated as hedging instruments:
Other current liabilities	(115.8)	—	(115.8)	—	(115.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	129.6	—	129.6	—	129.6
Other current liabilities	(55.9)	—	(55.9)	—	(55.9)
Contingent consideration liabilities:
Other current liabilities	(39.5)	—	—	(39.5)	(39.5)
Other noncurrent liabilities	(64.4)	—	—	(64.4)	(64.4)

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

Note 8: Income Taxes
The effective tax rate was 15.6 percent and 13.9 percent for the three and six months ended June 30, 2024, respectively, compared to 15.6 percent and 14.1 percent for the three and six months ended June 30, 2023, respectively. The effective tax rates for the three and six months ended June 30, 2024 reflect a mix of earnings in higher tax jurisdictions, while effective tax rates for the three and six months ended June 30, 2023 reflect the tax impact of the sale of rights for Baqsimi. Additionally, the effective tax rates for the six months ended June 30, 2024 and 2023 were both reduced by net discrete tax benefits, with a larger net discrete tax benefit reflected in the six months ended June 30, 2024 compared to the same period in 2023.
The U.S. examination of tax years 2016-2018 began in 2019 and remains ongoing. The Internal Revenue Service commenced its examination of tax years 2019-2021 during the third quarter of 2023. The resolution of both audit periods will likely extend beyond the next 12 months.

Note 9: Retirement Benefits
Net pension and retiree health (benefit) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic cost:
Service cost	$85.6	$74.9	$169.4	$145.3
Interest cost	165.7	162.6	330.7	323.7
Expected return on plan assets	(277.9)	(264.2)	(555.5)	(527.5)
Amortization of prior service cost	0.5	0.6	1.0	1.2
Recognized actuarial loss	31.8	30.9	62.4	60.9
Net periodic cost	$5.7	$4.8	$8.0	$3.6

	Retiree Health Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic benefit:
Service cost	$9.5	$8.2	$17.7	$15.9
Interest cost	15.6	15.3	31.1	30.7
Expected return on plan assets	(48.0)	(45.6)	(96.1)	(91.1)
Amortization of prior service benefit	(1.4)	(13.2)	(2.8)	(26.4)
Recognized actuarial gain	(0.7)	(2.0)	(1.3)	(2.9)
Net periodic benefit	$(25.0)	$(37.3)	$(51.4)	$(73.8)

Note 10: Contingencies
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
We are defending against the legal proceedings in which we are named as defendants vigorously. It is not possible to determine the final outcome of these matters, and, unless otherwise noted, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for any of these matters; however, we believe that the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.
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
Other Matters
Actos® Litigation
We are named along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda) in a third party payor class action in the U.S. District Court for the Central District of California. Plaintiffs claim that they and similarly situated class members are entitled to recover money paid for or to reimburse Actos prescriptions because of alleged concealment of bladder cancer risk. Our agreement with Takeda calls for Takeda to defend and indemnify us against our losses and expenses with respect to U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. In August 2023, the Ninth Circuit granted our and Takeda's petition for permission to appeal the class certification order, and the appeal has been fully briefed. This matter is ongoing.

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
We, along with other pharmaceutical manufacturers, have been named as a defendant in petitions filed in 2021 and 2023 and currently pending before the HHS Administrative Dispute Resolution Panel. Petitioners seek declaratory, injunctive, and/or monetary relief related to the 340B program. As described above, the U.S. District Court for the Southern District of Indiana has entered a preliminary injunction enjoining the government's enforcement of the administrative dispute resolution process against us. HHS has now promulgated a revised regulation governing Administrative Dispute Resolution (ADR) proceedings, which took effect in June 2024 and may lead to the resumption of ADR proceedings against us.
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

Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
First initiated in 2008, Eli Lilly do Brasil Limitada (Lilly Brasil) is named in a Public Civil Action brought by the Labor Public Attorney (LPA) alleging harm to employees and former employees caused by alleged exposure to soil and groundwater contaminants at a former manufacturing facility in Cosmopolis, operated by the company between 1977 and 2003. In May 2014, the trial Court ruled against Lilly Brasil, ordering it to undertake several remedial and compensatory actions, including health coverage for a class of individuals and certain of their children. In July 2018, the appeals court generally affirmed the trial Court's ruling, which included a liquidated award of 300 million Brazilian reais, which, when adjusted for inflation, is approximately 1.33 billion Brazilian reais (approximately $238 million as of June 30, 2024). In August 2019, Lilly Brasil appealed to the superior labor court (TST) and in June 2021, the majority of the elements of Lilly Brasil's appeal were admitted; elements not proceeding are subject to an interlocutory appeal to the TST that was filed in June 2021. Mediation hearings did not resolve the matter and we are awaiting the TST's judgment.
In July 2019, at the LPA's request, the trial Court ordered a freeze of Lilly Brasil’s immovable property in the amount of 500 million Brazilian reais, which was reduced on Lilly Brasil's appeal and, when adjusted for inflation, is approximately 138 million Brazilian reais (approximately $25 million as of June 30, 2024). The parties appealed to the TST, which appeal is under review. The trial Court is currently assessing the status of Lilly Brasil’s compliance with the obligations as to the land and an inspection in the industrial plant occurred in October 2023. These matters are ongoing.
Individual Former Employee Litigation
Lilly Brasil is also named in various pending lawsuits filed in the trial Court by individual former employees making related claims. These individual lawsuits are at various stages in the litigation process.
Puerto Rico Tax Matter
In May 2013, the Municipality of Carolina in Puerto Rico (Municipality) filed a lawsuit against us alleging noncompliance with respect to a contract with the Municipality and seeking a declaratory judgment. In December 2020, the Puerto Rico Appellate Court (AP) reversed the summary judgment previously granted by the Court of First Instance (CFI) in our favor dismissing the Municipality's complaint in its entirety. The AP remanded the case to the CFI for trial on the merits. The trial began in May 2022; however, the Municipality filed a new motion requesting the CFI to execute an alleged judgment. The request was denied by the CFI in our favor and the Municipality filed for revision at the AP, which we opposed, staying the case. The AP denied the Municipality's motion for revision. This matter is ongoing and trial has been scheduled for August 2024.
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
Health Choice Alliance
We were named as a defendant in a lawsuit filed in Texas state court in October 2019 seeking damages under the Texas Medicaid Fraud Prevention Act for certain patient support programs related to our products Humalog, Humulin, and Forteo. This state court action is currently stayed.

Pricing Litigation
We, along with Sanofi, Novo Nordisk, and, in some matters, certain pharmacy benefit managers, have been named in numerous lawsuits, including putative class actions, by states and state attorneys general, counties, municipalities, third-party payers, consumers, and other parties related to insulin pricing and rebates paid by manufacturers to pharmacy benefit managers. These lawsuits assert various theories, including consumer protection and deceptive trade practice, fraud, false advertising, unjust enrichment, civil conspiracy, federal and state RICO statutes, antitrust, and unfair competition claims. These lawsuits have been brought in various state and federal courts since 2017 and are at various stages in the litigation process. Starting in August 2023 after a ruling by the Judicial Panel for Multi-District Litigation, several of these cases were transferred to or filed in the District of New Jersey for coordinated or consolidated pre-trial proceedings. In May 2023, we reached a settlement in the In re Insulin Pricing Litigation consumer class action. In January 2024, the Multi-District Litigation court denied the consumer class plaintiffs’ motion for class certification, and the parties subsequently terminated their settlement agreement and stipulated that the denial of the class certification applies to Lilly. This matter is ongoing.
Pricing Investigations and Similar Matters
We have been subject to various investigations and received subpoenas, civil investigative demand requests, information requests, interrogatories, and other inquiries from various governmental entities related to pricing issues, including the pricing and sale of insulins and other products and calculations of average manufacturer price and best price. These include subpoenas from the Vermont Attorney General Office, civil investigative demands from the Washington, New Mexico, Colorado, Louisiana, Texas, Indiana and Oregon Attorney General Offices, the U.S. Department of Justice, and the U.S. Federal Trade Commission, as well as information requests from the Mississippi, Washington D.C., California, Florida, Hawaii, and Nevada Attorney General Offices.
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
Research Corporation Technologies, Inc.
In April 2016, we were named as a defendant in litigation filed by Research Corporation Technologies, Inc. (RCT) in the U.S. District Court for the District of Arizona. The complaint seeks damages for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. In October 2021, the court issued a summary judgment decision in favor of RCT on certain issues, including with respect to a disputed royalty. In July 2024, we reached a confidential agreement with RCT that requires different payments based on various litigation outcomes as determined on appeal. Pursuant to this agreement, the court entered final judgment, Lilly filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit, and Lilly will make an initial payment amount under the agreement. The remaining amount payable under the agreement, if any, should not have a material impact on our financial position, liquidity or results of operations. The settlement agreement is not an admission of liability or fault by us, and is subject to conditions. This matter is ongoing.

Note 11: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended June 30, 2024 and 2023:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2024	$(1,897.0)	$(30.9)	$(2,658.7)	$287.1	$(4,299.5)
Other comprehensive income (loss) before reclassifications	(104.6)	(1.8)	1.2	1.5	(103.7)
Net amount reclassified from accumulated other comprehensive loss	—	0.1	23.9	0.7	24.7
Net other comprehensive income (loss)	(104.6)	(1.7)	25.1	2.2	(79.0)
Balance at June 30, 2024	$(2,001.6)	$(32.6)	$(2,633.6)	$289.3	$(4,378.5)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2023	$(1,826.6)	$(28.3)	$(2,066.1)	$143.7	$(3,777.3)
Other comprehensive income (loss) before reclassifications	(58.7)	(5.9)	(5.6)	43.5	(26.7)
Net amount reclassified from accumulated other comprehensive loss	—	0.7	12.9	1.7	15.3
Net other comprehensive income (loss)	(58.7)	(5.2)	7.3	45.2	(11.4)
Balance at June 30, 2023	$(1,885.3)	$(33.5)	$(2,058.8)	$188.9	$(3,788.7)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the six months ended June 30, 2024 and 2023:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2024	$(1,819.0)	$(26.2)	$(2,697.3)	$215.5	$(4,327.0)
Other comprehensive income (loss) before reclassifications	(192.8)	(6.6)	16.8	73.5	(109.1)
Net amount reclassified from accumulated other comprehensive loss	10.2	0.2	46.9	0.3	57.6
Net other comprehensive income (loss)	(182.6)	(6.4)	63.7	73.8	(51.5)
Balance at June 30, 2024	$(2,001.6)	$(32.6)	$(2,633.6)	$289.3	$(4,378.5)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$(1,874.2)	$(37.1)	$(2,062.3)	$129.0	$(3,844.6)
Other comprehensive income (loss) before reclassifications	14.1	2.2	(22.4)	56.2	50.1
Net amount reclassified from accumulated other comprehensive loss	(25.2)	1.4	25.9	3.7	5.8
Net other comprehensive income (loss)	(11.1)	3.6	3.5	59.9	55.9
Balance at June 30, 2023	$(1,885.3)	$(33.5)	$(2,058.8)	$188.9	$(3,788.7)

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Tax benefit (expense)	2024	2023	2024	2023
Foreign currency translation gains/losses	$(16.2)	$(6.4)	$(68.2)	$40.1
Net unrealized gains/losses on available-for-sale securities	0.6	1.6	2.0	(1.0)
Defined benefit pension and retiree health benefit plans	(5.3)	(3.0)	(0.5)	(7.0)
Net unrealized gains/losses on cash flow hedges	(0.5)	(12.0)	(19.5)	(15.9)
Benefit (expense) for income taxes allocated to other comprehensive income (loss) items	$(21.4)	$(19.8)	$(86.2)	$16.2
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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2024	2023	2024	2023
Amortization of retirement benefit items:
Prior service benefits, net	$(0.9)	$(12.6)	$(1.8)	$(25.2)	Other–net, (income) expense
Actuarial losses, net	31.1	28.9	61.1	58.0	Other–net, (income) expense
Total before tax	30.2	16.3	59.3	32.8
Tax benefit	(6.3)	(3.4)	(12.4)	(6.9)	Income taxes
Net of tax	23.9	12.9	46.9	25.9

Other, net of tax	0.8	2.4	10.7	(20.1)	Other–net, (income) expense
Total reclassifications, net of tax	$24.7	$15.3	$57.6	$5.8

Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$183.6	$120.3	$363.2	$223.1
Interest income	(37.3)	(46.0)	(83.1)	(80.2)
Net investment losses on equity securities (Note 7)	157.9	64.9	141.9	78.6
Retirement benefit plans	(114.4)	(115.6)	(230.5)	(231.4)
Other (income) expense	7.8	13.2	(21.0)	11.0
Other–net, (income) expense	$197.6	$36.8	$170.5	$1.1

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
EXECUTIVE OVERVIEW
This section provides an overview of our financial results, late-stage pipeline developments, and other matters affecting our company and industry.
Financial Results
The following table summarizes certain financial information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Revenue	$11,302.8	$8,312.1	36	$20,070.8	$15,272.1	31
Net income	2,967.0	1,763.2	68	5,209.9	3,108.1	68
Earnings per share - diluted	3.28	1.95	68	5.76	3.44	67

Revenue increased for the three and six months ended June 30, 2024 driven by increased volume and higher realized prices. The increase in revenue during the three and six months ended June 30, 2024 was primarily driven by increased sales of Mounjaro®, Zepbound®, and Verzenio®, partially offset by declines in Trulicity® and the sale of rights for Baqsimi® during the second quarter of 2023.
Net income and earnings per share for the three and six months ended June 30, 2024 increased primarily due to higher gross margin, partially offset by increased research and development expenses, asset impairment, restructuring, and other special charges, and marketing, selling, and administrative expenses.
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

Compound	Indication/Study	Status	Developments
Cardiometabolic Health
Tirzepatide (Mounjaro, Zepbound)	Obesity	Approved	Approved in the U.S. and the EU in 2023. Submitted in Japan in 2024. Phase 3 trials are ongoing.
	Obstructive sleep apnea (OSA)	Submitted	Submitted in the U.S. and the EU in 2024. Granted U.S. Food and Drug Administration (FDA) Fast Track designation(1). Granted FDA Breakthrough Therapy(2) designation in 2024.
	Cardiovascular outcomes in type 2 diabetes	Phase 3	Phase 3 trial is ongoing.
	Heart failure with preserved ejection fraction	Phase 3	Announced in 2024 that Phase 3 trial met all primary and key secondary endpoints.
	Morbidity and mortality in obesity	Phase 3	Phase 3 trial is ongoing.
	Higher doses	Phase 2	Phase 2 trial is ongoing.
	Metabolic dysfunction-associated steatohepatitis	Phase 2	Announced in 2024 that Phase 2 trial met its primary endpoint.
Insulin Efsitora Alfa	Type 1 and type 2 diabetes	Phase 3	Announced in 2024 that two Phase 3 trials met primary endpoints.
Lepodisiran	Atherosclerotic cardiovascular disease	Phase 3	Phase 3 trial initiated in 2024.
Orforglipron	Obesity	Phase 3	Phase 3 trials are ongoing.
	Type 2 diabetes	Phase 3	Phase 3 trials are ongoing.
Retatrutide	Cardiovascular / renal outcomes	Phase 3	Phase 3 trials initiated in 2024.
	Obesity, osteoarthritis, OSA	Phase 3	Phase 3 trials are ongoing.
	Type 2 diabetes	Phase 3	Phase 3 trials initiated in 2024.
Bimagrumab	Obesity	Phase 2	Phase 2 trial is ongoing.
Eloralintide	Obesity	Phase 2	Phase 2 trial initiated in 2024.
Mazdutide	Obesity	Phase 2	Phase 2 trial is ongoing.
Muvalaplin	Cardiovascular disease	Phase 2	Phase 2 trial is ongoing.
Solbinsiran	Cardiovascular disease	Phase 2	Phase 2 trial is ongoing.
Volenrelaxin	Heart failure	Phase 2	Phase 2 trial is ongoing.

Compound	Indication/Study	Status	Developments
Immunology
Lebrikizumab(3) (Ebglyss®)	Atopic dermatitis	Approved	Approved in the EU in 2023 and in Japan in 2024. Resubmitted in the U.S. in 2024 and anticipate regulatory action by the end of 2024. Phase 3 trials are ongoing.
Mirikizumab	Crohn's Disease	Submitted	Submitted in the U.S., the EU, and Japan in 2024. Phase 3 trials are ongoing.
CD19 Antibody	Multiple sclerosis	Phase 2	Phase 2 trial initiated in 2024.
DC-806	Psoriasis	Phase 2	Phase 2 trial was completed in 2024.
Eltrekibart	Hidradenitis suppurativa	Phase 2	Phase 2 trial is ongoing.
KV1.3 Antagonist	Psoriasis	Phase 2	Phase 2 trial initiated in 2024.
Ocadusertib	Rheumatoid arthritis	Phase 2	Phase 2 trial is ongoing.
Peresolimab	Rheumatoid arthritis	Phase 2	Phase 2 trial is ongoing.
Ucenprubart	Atopic dermatitis	Phase 2	Phase 2 trial is ongoing.
Neuroscience
Donanemab (KisunlaTM)	Early Alzheimer's disease	Approved	Approved in the U.S. in 2024. Submitted in the EU and Japan in 2023. Received a positive opinion from Pharmaceuticals and Medical Devices Agency in Japan in 2024. Phase 3 trials are ongoing.
	Preclinical Alzheimer's disease	Phase 3	Phase 3 trial is ongoing.
Remternetug	Early Alzheimer's disease	Phase 3	Phase 3 trial is ongoing.
GBA1 Gene Therapy	Gaucher disease Type 1	Phase 2	Phase 2 trial is ongoing.
	Parkinson's disease	Phase 2	Granted FDA Fast Track designation(1). Phase 2 trial is ongoing.
GRN Gene Therapy	Frontotemporal dementia	Phase 2	Granted FDA Fast Track designation(1). Phase 2 trial is ongoing.
Mazisotine (SSTR4 Agonist)	Pain	Phase 2	Phase 2 trials are ongoing.
O-GlcNAcase Inh	Alzheimer's disease	Phase 2	Phase 2 trial was completed in 2024.
OTOF Gene Therapy	Hearing loss	Phase 2	Phase 2 trial initiated in 2024.
P2X7 Inhibitor	Pain	Phase 2	Phase 2 trials were completed in 2023.

Compound	Indication/Study	Status	Developments
Oncology
Pirtobrutinib (Jaypirca®)	Chronic lymphocytic leukemia	Approved(4)	FDA granted accelerated approval(4) in the U.S. in 2023. Phase 3 trials are ongoing.
	Mantle cell lymphoma	Approved(4)	FDA granted accelerated approval(4) in the U.S. in 2023. Approved in the EU in 2023 and in Japan in 2024. Phase 3 trial is ongoing.
Imlunestrant	Adjuvant breast cancer	Phase 3	Phase 3 trial is ongoing.
	ER+HER2- metastatic breast cancer	Phase 3	Phase 3 trial is ongoing.
Olomorasib	KRAS G12C-mutant NSCLC	Phase 2	Phase 2 trial is ongoing.
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
(3) In collaboration with Almirall, S.A. in Europe.
(4) Continued approval may be contingent on verification and description of clinical benefit in confirmatory Phase 3 trials.

Other Matters
Patent Matters
We depend on patents or other forms of intellectual property protection for most of our revenue, cash flows, and earnings.
See Note 10 to the consolidated condensed financial statements for a description of legal proceedings currently pending regarding certain of our patents and "Business—Patents, Trademarks, and Other Intellectual Property Rights" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the impacts of trends involving intellectual property on our business and results.
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
Global concern over access to and affordability of pharmaceutical products continues to drive regulatory and legislative debate and action, as well as worldwide cost containment efforts by governmental authorities. Such measures include the use of mandated discounts, price reporting requirements, mandated reference prices, restrictive formularies, changes to available intellectual property protections, as well as other efforts. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA). Among other measures, the IRA requires the U.S. Department of Health and Human Services (HHS) to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Generally, these government prices apply nine years (for medicines approved under a New Drug Application) or thirteen years (for medicines approved under a Biologics License Application) following initial FDA approval and will be set at a price that is likely to represent a significant discount from existing prices to wholesalers and direct purchasers. While the law specifies a ceiling price, it does not set a minimum or floor price. In August 2023, the HHS selected Jardiance®, which is part of our collaboration with Boehringer Ingelheim, as one of the first ten medicines subject to government-set prices effective in 2026. Given our product portfolio, we expect additional significant products will be selected in future years, which would have the effect of accelerating revenue erosion prior to expiry of exclusivities. The effect of reducing prices and reimbursement for certain of our products would significantly impact our business and consolidated results of operations.

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
See "Business—Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. See also Note 10 to the consolidated condensed financial statements.
Product Supply
In recent periods, demand for our incretin medicines has exceeded production. While supply and demand have come into better balance, expected increases in demand may result in periodic supply tightness for certain presentations and dose levels. In the short to mid-term, we expect overall sales growth for most incretin medicines to generally be a function of the quantity we can produce and ship. Among other measures to manage tight supply, in international markets we have communicated with healthcare practitioners to not start new patients on Trulicity in order to minimize disruption to existing patients. Supply considerations have also influenced the timing of tirzepatide launches in new markets. We continue to expand manufacturing capacity and progress efforts to bring tirzepatide to patients via different delivery presentations, such as single-use vials and multi-use pens. Production increases will continue in 2024 and additional capacity is expected to be operational over the next several years.

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
A bipartisan tax bill, the Tax Relief for American Families and Workers Act, was passed by the U.S. House of Representatives in January 2024. The bill contains certain business tax provisions including the retroactive repeal for 2022 and 2023 and deferral of the requirement to capitalize U.S. research and development expenses for tax purposes that was a provision enacted in the 2017 Tax Act. Uncertainty exists as to whether the bill will be enacted into law as the bill did not receive enough votes to pass the U.S. Senate in August 2024; however, if the bill is enacted as currently drafted, we would expect our effective tax rate for 2024 to be moderately higher, and a net discrete tax detriment in the quarter of enactment related to 2022 and 2023. In addition, we would expect a decrease in cash tax payments.
Acquisitions
We invest in external research and technologies and manufacturing capabilities that we believe complement and strengthen our own efforts. These investments can take many forms, including acquisitions, collaborations, investments, and licensing arrangements. We view our business development activity as a way to enhance or refine our pipeline and strengthen our business.
See Note 3 to the consolidated condensed financial statements for further discussion regarding our recent and proposed acquisitions.
Foreign Currency Exchange Rates
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and Chinese yuan. While we seek to manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a material impact, either positive or negative, on our consolidated results of operations in any given period. There is uncertainty in the future movements in foreign currency exchange rates, and fluctuations in these rates have and could adversely impact our consolidated results of operations and cash flows.
Other Factors
Other factors have had, and may continue to have, an impact on our consolidated results of operations. These factors include cost and wage inflation, supply chain and labor market complexities, international tension and conflicts, uneven economic growth or downturns or uncertainty, and an increase in overall demand in our industry for certain products and materials.
See "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on risk factors that could impact our business and operations.

RESULTS OF OPERATIONS
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
U.S.	$7,835.2	$5,531.4	42	$13,529.6	$9,967.6	36
Outside U.S.	3,467.5	2,780.7	25	6,541.2	5,304.6	23
Revenue	$11,302.8	$8,312.1	36	$20,070.8	$15,272.1	31
Numbers may not add due to rounding.

The following are components of the change in revenue compared with the prior year:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	27%	27%	27%	21%	25%	22%
Price	15	—	10	15	—	10
Foreign exchange rates	—	(3)	(1)	—	(2)	(1)
Percent change	42%	25%	36%	36%	23%	31%
Numbers may not add due to rounding.
In the U.S. for the three and six months ended June 30, 2024, the increase in volume was primarily driven by Zepbound, Mounjaro, and Verzenio, partially offset by declines in Trulicity and the sale of rights for Baqsimi during the second quarter of 2023. Strong performance by our incretin medicines continued, as production increases resulted in improved channel dynamics and stocking levels, contributing to sales growth during the three and six months ended June 30, 2024. For the three months ended June 30, 2024, Mounjaro and Zepbound sales in the U.S. were positively impacted by channel stocking that we estimate totaled high teens to mid-20s as a percent of U.S. sales. While supply and demand have come into better balance, expected increases in demand may result in periodic supply tightness for certain presentations and dose levels.
In the U.S. for the three and six months ended June 30, 2024, the higher realized prices were primarily driven by Mounjaro as realized prices were positively impacted by access and savings card dynamics compared to the same periods in 2023. In the second half of 2024, these savings card dynamics should have a minimal impact on realized price comparisons to base periods, as the $25 non-covered benefit expired June 30, 2023.
Outside the U.S. for the three and six months ended June 30, 2024, the increase in volume was primarily driven by Mounjaro and Verzenio.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Percent Change
	2024			2023
	U.S.	Outside U.S.	Total	Total
Mounjaro	$2,413.7	$677.2	$3,090.8	$979.7	NM
Verzenio	861.4	470.5	1,331.9	926.8	44
Trulicity	876.7	368.9	1,245.6	1,812.5	(31)
Zepbound	1,243.2	—	1,243.2	—	NM
Taltz®	539.4	285.3	824.7	703.9	17
Jardiance(1)	428.9	340.7	769.6	668.3	15
Humalog® (2)	434.7	196.9	631.6	440.4	43
Cyramza®	116.1	132.8	248.9	260.3	(4)
Olumiant®	44.5	183.2	227.7	218.9	4
Humulin®	169.3	54.2	223.6	205.3	9
Emgality®	137.6	54.4	192.0	169.3	13
Basaglar® (3)	105.2	75.6	180.8	154.2	17
Erbitux®	142.9	13.0	155.8	162.5	(4)
Tyvyt®	—	123.0	123.0	103.6	19
Cialis®	7.5	80.2	87.7	115.6	(24)
Forteo®	31.5	38.5	69.9	148.0	(53)
Baqsimi	3.3	9.0	12.4	613.9	(98)
Other products	279.3	364.1	643.6	628.9	2
Revenue	$7,835.2	$3,467.5	$11,302.8	$8,312.1	36
Numbers may not add due to rounding.
NM - not meaningful
(1) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar®.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024			2023
	U.S.	Outside U.S.	Total	Total	Percent Change
Mounjaro	$3,934.0	$963.4	$4,897.4	$1,548.2	NM
Trulicity	1,958.6	743.3	2,701.9	3,789.6	(29)
Verzenio	1,499.6	882.6	2,382.2	1,677.7	42
Zepbound	1,760.6	—	1,760.6	—	NM
Jardiance(1)	797.1	659.0	1,456.1	1,245.8	17
Taltz	886.4	542.3	1,428.8	1,230.8	16
Humalog(2)	773.0	397.3	1,170.3	901.4	30
Cyramza	223.3	255.4	478.7	497.0	(4)
Olumiant	90.9	354.2	445.1	447.8	(1)
Humulin	322.4	107.4	429.8	457.3	(6)
Emgality	262.7	155.1	417.8	323.6	29
Basaglar(3)	188.4	149.9	338.3	363.5	(7)
Erbitux	275.0	25.4	300.4	292.4	3
Tyvyt	—	239.7	239.7	164.6	46
Cialis	13.4	213.7	227.1	215.9	5
Forteo	53.2	78.0	131.2	270.3	(51)
Baqsimi	(6.9)	18.3	11.5	645.4	(98)
Other products	497.9	756.2	1,253.9	1,200.8	4
Revenue	$13,529.6	$6,541.2	$20,070.8	$15,272.1	31
Numbers may not add due to rounding.
NM - not meaningful
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar.

Revenue of Mounjaro in the U.S. during the three and six months ended June 30, 2024 was $2.41 billion and $3.93 billion, respectively, compared to $915.7 million and $1.45 billion during the three and six months ended June 30, 2023, respectively, reflecting continued strong demand, improved channel dynamics, and higher realized prices due to access and savings card dynamics. In the second half of 2024, these savings card dynamics should have a minimal impact on realized price comparisons to base periods, as the $25 non-covered benefit expired June 30, 2023. Revenue outside the U.S. during the three and six months ended June 30, 2024 was $677.2 million and $963.4 million, respectively, compared to $64.0 million and $96.0 million during the three and six months ended June 30, 2023, respectively, primarily driven by increased volume associated with the launch of Mounjaro Kwikpen® in various markets.
Revenue of Trulicity decreased 36 percent and 33 percent in the U.S. during the three and six months ended June 30, 2024, respectively, driven by decreased volume primarily due to supply constraints and competitive dynamics. Revenue outside the U.S. decreased 16 percent and 15 percent during the three and six months ended June 30, 2024, respectively, primarily driven by decreased volume. In addition to the factors affecting U.S. volume, international markets continue to be impacted by actions we have taken to manage demand amid tight supply, including measures to minimize impact to existing patients by communicating with healthcare practitioners to not start new patients on Trulicity.
Revenue of Verzenio increased 46 percent and 43 percent in the U.S. during the three and six months ended June 30, 2024, respectively, primarily driven by increased demand. Revenue outside of the U.S. increased 39 percent and 41 percent during the three and six months ended June 30, 2024, respectively, primarily driven by increased demand, partially offset by the unfavorable impact of foreign exchange rates.

Revenue of Zepbound in the U.S. during the three and six months ended June 30, 2024 was $1.24 billion and $1.76 billion, respectively. Zepbound launched in the U.S. for the treatment of adult patients with obesity or overweight with weight-related comorbidities in November 2023. In the U.S., we plan to launch Zepbound 2.5 milligram and 5 milligram single-dose vials in the third quarter of 2024.
Revenue of Jardiance increased 11 percent in the U.S. during both the three and six months ended June 30, 2024, driven by increased demand. Revenue outside the U.S. increased 21 percent and 24 percent during the three and six months ended June 30, 2024, respectively, driven by increased volume. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Revenue of Taltz increased 14 percent and 13 percent in the U.S. during the three and six months ended June 30, 2024, respectively, primarily driven by increased demand. Revenue outside the U.S. increased 23 percent and 22 percent during the three and six months ended June 30, 2024, respectively, primarily driven by increased demand.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Gross margin	$9,132.6	$6,504.7	40	$16,227.1	$11,838.0	37
Gross margin as a percent of revenue	80.8%	78.3%		80.8%	77.5%
Research and development	$2,711.2	$2,356.5	15	$5,234.0	$4,341.6	21
Marketing, selling, and administrative	2,117.3	1,925.4	10	4,069.5	3,674.6	11
Acquired in-process research and development (IPR&D)	154.3	97.1	59	264.8	202.1	31
Asset impairment, restructuring, and other special charges	435.0	—	NM	435.0	—	NM
Other–net, (income) expense	197.6	36.8	NM	170.5	1.1	NM
Income taxes	550.2	325.7	69	843.4	510.5	65
Effective tax rate	15.6%	15.6%		13.9%	14.1%
NM - not meaningful
Gross margin as a percent of revenue for the three and six months ended June 30, 2024 increased 2.5 percentage points and 3.3 percentage points compared with the three and six months ended June 30, 2023, respectively, primarily driven by higher realized prices and favorable product mix.
Research and development expenses increased 15 percent and 21 percent for the three and six months ended June 30, 2024, respectively, driven by continued investment in our portfolio and our people.
Marketing, selling, and administrative expenses increased 10 percent and 11 percent for the three and six months ended June 30, 2024, respectively, primarily driven by investments in our launches and our people.
For additional information for acquired IPR&D charges, see Note 3 to the consolidated condensed financial statements.
Asset impairment, restructuring, and other special charges for the three and six months ended June 30, 2024 were related to anticipated litigation payments. See Note 10 to the consolidated condensed financial statements for additional information.
Other–net, (income) expense included net investment losses on equity securities of $157.9 million and $141.9 million for three and six months ended June 30, 2024, respectively, and $64.9 million and $78.6 million for three and six months ended June 30, 2023, respectively. See Note 12 to the consolidated condensed financial statements for additional information.

The effective tax rates were 15.6 percent and 13.9 percent for the three and six months ended June 30, 2024, respectively, compared to 15.6 percent and 14.1 percent for the three and six months ended June 30, 2023, respectively. The effective tax rates for the three and six months ended June 30, 2024 reflect a mix of earnings in higher tax jurisdictions, while effective tax rates for the three and six months ended June 30,2023 reflect the tax impact of the sale of rights for Baqsimi. Additionally, the effective tax rates for the six months ended June 30, 2024 and 2023 were both reduced by net discrete tax benefits, with a larger net discrete tax benefit reflected in the six months ended June 30, 2024 compared to the same period in 2023.

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
We are making investments in facilities in North America and Europe to manufacture existing and future products. These investments, and other capital investments that support our operations, have increased our capital expenditures and will result in higher capital expenditures over the next several years.
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
In July 2024, we announced an agreement to acquire Morphic Holding, Inc. (Morphic) for a purchase price of $57.00 per share in cash (an aggregate of approximately $3.2 billion) payable at closing. The proposed acquisition is subject to customary closing conditions, including the tender of a majority of the outstanding shares of Morphic's common stock. We anticipate funding this acquisition through a variety of sources, including cash on hand, borrowings under our commercial paper program, proceeds from the issuance of debt, or a combination of the foregoing.
Cash and cash equivalents increased to $3.22 billion as of June 30, 2024, compared with $2.82 billion as of December 31, 2023. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the six months ended June 30, 2024 and 2023.
In addition to our cash and cash equivalents, we held total investments of $3.02 billion and $3.16 billion as of June 30, 2024 and December 31, 2023, respectively. See Note 7 to the consolidated condensed financial statements for additional information.
As of June 30, 2024, total debt was $28.89 billion, an increase of $3.67 billion compared with $25.23 billion as of December 31, 2023. In February 2024, we issued $6.50 billion of fixed-rate notes and used, or may be using, the net cash proceeds for general business purposes, including the repayment of outstanding commercial paper, repayment of current maturities of long-term debt, and repayment of the $750.0 million of fixed-rate notes due in 2026. See Note 7 to the consolidated condensed financial statements for additional information.
As of June 30, 2024, we had a total of $7.42 billion of unused committed bank credit facilities, $7.00 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the six months ended June 30, 2024, we did not repurchase any shares under our $5.00 billion share repurchase program authorized in May 2021. As of June 30, 2024, we had $2.50 billion remaining under this program.
During the six months ended June 30, 2024, we paid dividends of $2.34 billion, or $2.60 per share, to our shareholders.
See "Executive Overview—Other Matters—Patent Matters" for information regarding losses of patent protection.

Both domestically and abroad, we monitor the potential impacts of the economic environment and international tension and conflicts; the creditworthiness of our wholesalers and other customers, including foreign government-backed agencies and suppliers; the uncertain impact of healthcare legislation; various international government funding levels; and fluctuations in interest rates, foreign currency exchange rates (see "Executive Overview—Other Matters—Foreign Currency Exchange Rates"), and fair values of equity securities.

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
Our management, with the participation of David Ricks, president and chief executive officer, and Gordon Brooks, interim chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2023) as of June 30, 2024, and concluded that they were effective.
(b)Changes in Internal Controls. During the second quarter of 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are a party to various currently pending legal actions, government investigations, and environmental proceedings. See Note 10 to the consolidated condensed financial statements for information on various legal proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended June 30, 2024:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2024	—	$—	—	$2,500.0
May 2024	—	—	—	2,500.0
June 2024	—	—	—	2,500.0
Total	—	—	—
During the three months ended June 30, 2024, we did not repurchase any shares under our $5.00 billion share repurchase program authorized in May 2021.

Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following documents are filed as a part of this Quarterly Report:

Exhibit	Description
3.1	Amended Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 4, 2022

3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 4, 2022

10.1	Amended and Restated 2002 Lilly Stock Plan*

31.1	Rule 13a-14(a) Certification of David Ricks, Chair, President, and Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Gordon Brooks, Interim Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files (embedded within the Inline XBRL document)*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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

ELI LILLY AND COMPANY
(Registrant)

Date:	August 8, 2024	/s/ Gordon Brooks
Gordon Brooks
Interim Chief Financial Officer
Date:	August 8, 2024	/s/ Donald Zakrowski
Donald Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer