Form 10-Q
period 2024-09-30
ELI LILLY & Co
filed 2024-10-30
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of October 25, 2024:

Class	Number of Shares Outstanding
Common	949,315,694

Eli Lilly and Company
Form 10-Q
For the Quarter Ended September 30, 2024

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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue (Note 2)	$11,439.1	$9,498.6	$31,509.9	$24,770.7
Costs, expenses, and other:
Cost of sales	2,170.8	1,860.1	6,014.5	5,294.2
Research and development	2,734.1	2,409.1	7,968.1	6,750.7
Marketing, selling, and administrative	2,099.8	1,803.9	6,169.3	5,478.5
Acquired in-process research and development (Note 3)	2,826.4	2,975.1	3,091.2	3,177.2
Asset impairment, restructuring, and other special charges (Note 5)	81.6	—	516.6	—
Other–net, (income) expense (Note 12)	(62.0)	23.2	108.5	24.3
	9,850.7	9,071.4	23,868.2	20,724.9
Income before income taxes	1,588.4	427.2	7,641.7	4,045.8
Income taxes (Note 8)	618.1	484.6	1,461.5	995.1
Net income (loss)	$970.3	$(57.4)	$6,180.2	$3,050.7

Earnings (loss) per share:
Basic	$1.08	$(0.06)	$6.86	$3.39
Diluted	$1.07	$(0.06)	$6.83	$3.38

Shares used in calculation of earnings (loss) per share:
Basic	901.0	899.8	900.9	900.2
Diluted	905.0	899.8	904.4	903.1
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$970.3	$(57.4)	$6,180.2	$3,050.7
Other comprehensive income, net of tax (Note 11)	103.7	3.8	52.2	59.7
Comprehensive income (loss)	$1,074.0	$(53.6)	$6,232.4	$3,110.4
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 7)	$3,369.0	$2,818.6
Short-term investments (Note 7)	149.4	109.1
Accounts receivable, net of allowances of $15.7 (2024) and $14.8 (2023)	10,294.8	9,090.5
Other receivables	1,756.9	2,245.7
Inventories (Note 6)	7,459.8	5,772.8
Prepaid expenses	8,250.6	5,540.8
Other current assets	134.6	149.5
Total current assets	31,415.1	25,727.0
Investments (Note 7)	3,200.2	3,052.2
Goodwill	5,768.4	4,939.7
Other intangibles, net	6,537.3	6,906.6
Deferred tax assets	7,392.3	5,477.3
Property and equipment, net of accumulated depreciation of $11,816.0 (2024) and $11,099.3 (2023)	16,171.8	12,913.6
Other noncurrent assets	5,121.8	4,989.9
Total assets	$75,606.9	$64,006.3
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$2,074.3	$6,904.5
Accounts payable	2,886.5	2,598.8
Employee compensation	1,703.3	1,650.4
Sales rebates and discounts	12,429.7	11,689.0
Dividends payable	—	1,169.2
Other current liabilities	5,580.3	3,281.3
Total current liabilities	24,674.1	27,293.2
Noncurrent Liabilities
Long-term debt	29,045.4	18,320.8
Accrued retirement benefits (Note 9)	1,448.5	1,438.8
Long-term income taxes payable	3,878.8	3,849.2
Other noncurrent liabilities	2,239.4	2,240.6
Total noncurrent liabilities	36,612.1	25,849.4
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders' Equity
Common stock	593.9	593.6
Additional paid-in capital	7,339.6	7,250.4
Retained earnings	13,627.2	10,312.3
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(4,274.8)	(4,327.0)
Cost of common stock in treasury	(32.7)	(44.2)
Total Eli Lilly and Company shareholders' equity	14,240.0	10,771.9
Noncontrolling interests	80.7	91.8
Total equity	14,320.7	10,863.7
Total liabilities and equity	$75,606.9	$64,006.3
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at July 1, 2023	949,688	$593.6	$6,948.6	$10,368.5	$(3,013.2)	$(3,788.7)	402	$(45.0)	$85.5
Net income (loss)				(57.4)					4.1
Other comprehensive income, net of tax						3.8
Issuance of stock under employee stock plans, net	17		(4.2)
Stock-based compensation			215.6
Other				(1.2)					(2.6)
Balance at September 30, 2023	949,705	$593.6	$7,160.0	$10,309.9	$(3,013.2)	$(3,784.9)	402	$(45.0)	$87.0

Balance at July 1, 2024	950,781	$594.2	$7,214.2	$13,178.0	$(3,013.2)	$(4,378.5)	365	$(32.7)	$73.5
Net income				970.3					11.8
Other comprehensive income, net of tax						103.7
Retirement of treasury shares	(582)	(0.3)		(520.8)			(582)	521.1
Purchase of treasury shares							582	(521.1)
Issuance of stock under employee stock plans, net	16		(7.8)
Stock-based compensation			133.2
Other				(0.3)					(4.6)
Balance at September 30, 2024	950,215	$593.9	$7,339.6	$13,627.2	$(3,013.2)	$(4,274.8)	365	$(32.7)	$80.7
(1) As of September 30, 2024, there was $1.98 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2023	950,632	$594.1	$6,921.4	$10,042.6	$(3,013.2)	$(3,844.6)	450	$(50.5)	$125.6
Net income				3,050.7					4.6
Other comprehensive income, net of tax						59.7
Cash dividends declared per share: $2.26				(2,034.0)
Retirement of treasury shares	(2,299)	(1.4)		(748.6)			(2,299)	750.0
Purchase of treasury shares							2,299	(750.0)
Issuance of stock under employee stock plans, net	1,372	0.9	(269.7)				(48)	8.8
Stock-based compensation			508.3
Other				(0.8)				(3.3)	(43.2)
Balance at September 30, 2023	949,705	$593.6	$7,160.0	$10,309.9	$(3,013.2)	$(3,784.9)	402	$(45.0)	$87.0

Balance at January 1, 2024	949,781	$593.6	$7,250.4	$10,312.3	$(3,013.2)	$(4,327.0)	402	$(44.2)	$91.8
Net income (loss)				6,180.2					(3.2)
Other comprehensive income, net of tax						52.2
Cash dividends declared per share: $2.60				(2,342.9)
Retirement of treasury shares	(582)	(0.3)		(520.8)			(582)	521.1
Purchase of treasury shares							582	(521.1)
Issuance of stock under employee stock plans, net	1,016	0.6	(414.5)				(37)	11.5
Stock-based compensation			503.7
Other				(1.6)					(7.9)
Balance at September 30, 2024	950,215	$593.9	$7,339.6	$13,627.2	$(3,013.2)	$(4,274.8)	365	$(32.7)	$80.7
(1) As of September 30, 2024, there was $1.98 billion remaining under our $5.00 billion share repurchase program authorized in May 2021.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$6,180.2	$3,050.7
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	1,281.8	1,139.6
Change in deferred income taxes	(1,716.4)	(1,834.8)
Stock-based compensation expense	503.7	508.3
Net investment losses	29.8	144.5
Gains on sale of product rights	(100.7)	(1,853.9)
Acquired in-process research and development	3,091.2	3,177.2
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(3,160.1)	117.2
Other operating activities, net	234.6	103.2
Net Cash Provided by Operating Activities	6,344.1	4,552.0
Cash Flows from Investing Activities
Purchases of property and equipment	(3,561.8)	(2,377.0)
Proceeds from sales and maturities of short-term investments	107.3	155.2
Purchases of short-term investments	(68.6)	(79.2)
Proceeds from sales of and distributions from noncurrent investments	318.0	476.2
Purchases of noncurrent investments	(525.1)	(474.8)
Proceeds from sale of product rights	530.9	1,604.3
Cash paid for acquisitions, net of cash acquired	(947.7)	—
Purchases of in-process research and development	(3,094.6)	(3,364.0)
Other investing activities, net	(139.4)	(169.1)
Net Cash Used for Investing Activities	(7,381.0)	(4,228.4)
Cash Flows from Financing Activities
Dividends paid	(3,512.1)	(3,051.2)
Net change in short-term borrowings	(4,894.1)	97.0
Proceeds from issuance of long-term debt	11,417.1	3,958.5
Repayments of long-term debt	(664.2)	—
Purchases of common stock	(446.1)	(750.0)
Other financing activities, net	(445.1)	(303.4)
Net Cash Provided by (Used for) Financing Activities	1,455.5	(49.1)
Effect of exchange rate changes on cash and cash equivalents	131.8	39.3
Net increase in cash and cash equivalents	550.4	313.8
Cash and cash equivalents at January 1	2,818.6	2,067.0
Cash and Cash Equivalents at September 30	$3,369.0	$2,380.8
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net product revenue	$10,571.6	$7,306.2	$28,723.0	$20,524.2
Collaboration and other revenue	867.5	2,192.4	2,786.9	4,246.5
Revenue	$11,439.1	$9,498.6	$31,509.9	$24,770.7
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements includes our share of profits from the collaborations, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 4 for additional information related to our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue from the Jardiance® and Trajenta® families of products resulting from our collaboration with Boehringer Ingelheim, as well as from the 2023 sales of rights for the olanzapine portfolio, including Zyprexa®, and for Baqsimi®, all of which are discussed in Note 4. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers. Collaboration and other revenue associated with intellectual property licensed in prior periods was not material during the three and nine months ended September 30, 2024 and 2023.
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were 6 percent and 2 percent of U.S. revenue during the three months ended September 30, 2024 and 2023, respectively, and 4 percent and less than 1 percent of U.S. revenue during the nine months ended September 30, 2024 and 2023, respectively.
Contract Liabilities
Our contract liabilities result from arrangements where we have received payment in advance of performance under the contract and do not include sales returns, rebates, and discounts. Changes in contract liabilities are generally due to either receipt of additional advance payments or our performance under the contract.
The following table summarizes contract liability balances:

	September 30, 2024	December 31, 2023
Contract liabilities	$173.2	$193.6
During the three and nine months ended September 30, 2024 and 2023, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024			2023
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro®	$2,384.7	$728.0	$3,112.7	$1,277.0	$132.4	$1,409.3
Trulicity®	935.3	366.0	1,301.4	1,259.0	414.6	1,673.6
Zepbound®	1,257.8	—	1,257.8	—	—	—
Jardiance(1)	335.9	350.5	686.4	415.9	284.8	700.8
Humalog® (2)	323.9	210.8	534.6	194.2	201.2	395.4
Humulin®	149.9	57.1	207.1	145.5	61.2	206.7
Basaglar® (3)	85.5	76.2	161.6	111.4	68.2	179.6
Baqsimi	8.2	5.1	13.4	3.8	9.3	13.1
Other cardiometabolic health	35.8	96.3	132.0	53.2	88.6	141.9
Total cardiometabolic health	5,517.0	1,890.0	7,407.0	3,460.0	1,260.3	4,720.4

Oncology:
Verzenio®	878.8	490.4	1,369.3	684.6	355.7	1,040.2
Cyramza®	106.5	129.4	236.0	88.0	136.1	224.1
Erbitux®	133.2	18.7	152.0	134.0	19.9	153.9
Tyvyt®	—	150.2	150.2	—	115.1	115.1
Other oncology	175.8	148.8	324.3	95.0	118.7	213.8
Total oncology	1,294.3	937.5	2,231.8	1,001.6	745.5	1,747.1

Immunology:
Taltz®	600.3	279.3	879.6	509.3	234.9	744.2
Olumiant®	68.9	181.8	250.8	65.7	165.7	231.4
Other immunology	24.9	30.5	55.3	—	11.4	11.4
Total immunology	694.1	491.6	1,185.7	575.0	412.0	986.9

Neuroscience:
Emgality®	141.3	61.6	202.9	126.5	42.1	168.5
Zyprexa (4)	1.9	29.8	31.7	49.9	1,431.5	1,481.4
Other neuroscience	58.1	59.1	117.2	31.0	87.0	118.2
Total neuroscience	201.3	150.5	351.8	207.4	1,560.6	1,768.1

Other:
Forteo®	71.7	46.4	118.1	101.2	45.2	146.4
Cialis®	4.2	87.3	91.5	4.9	82.0	86.8
Other	31.1	22.1	53.2	18.0	24.8	42.9
Total other	107.0	155.8	262.8	124.1	152.0	276.1
Revenue	$7,813.6	$3,625.5	$11,439.1	$5,368.1	$4,130.5	$9,498.6
Numbers may not add due to rounding.
(1) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar®.
(4) Zyprexa revenue includes sale of rights for the olanzapine portfolio in July 2023.

The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024			2023
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$6,318.7	$1,691.3	$8,010.0	$2,729.1	$228.4	$2,957.5
Trulicity	2,894.0	1,109.3	4,003.3	4,177.7	1,285.6	5,463.2
Zepbound	3,018.4	—	3,018.4	—	—	—
Jardiance(1)	1,133.1	1,009.4	2,142.5	1,131.5	815.1	1,946.6
Humalog(2)	1,096.8	608.1	1,704.9	695.6	601.2	1,296.8
Humulin	472.3	164.5	636.8	488.6	175.4	664.0
Basaglar(3)	273.9	226.1	500.0	329.7	213.4	543.1
Baqsimi	1.4	23.4	24.8	633.1	25.4	658.4
Other cardiometabolic health	114.4	259.5	373.9	131.1	260.7	392.0
Total cardiometabolic health	15,323.0	5,091.6	20,414.6	10,316.4	3,605.2	13,921.6

Oncology:
Verzenio	2,378.4	1,373.1	3,751.5	1,734.2	983.7	2,717.9
Cyramza	329.9	384.8	714.7	303.6	417.5	721.1
Erbitux	408.2	44.2	452.4	398.3	48.0	446.3
Tyvyt	—	389.9	389.9	—	279.7	279.7
Other oncology	451.4	440.6	892.0	253.9	355.2	609.1
Total oncology	3,567.9	2,632.6	6,200.5	2,690.0	2,084.1	4,774.1

Immunology:
Taltz	1,486.7	821.7	2,308.4	1,293.8	681.2	1,975.0
Olumiant	159.8	536.0	695.9	158.8	520.4	679.2
Other immunology	44.5	53.3	97.7	—	39.0	39.0
Total immunology	1,691.0	1,411.0	3,102.0	1,452.6	1,240.6	2,693.2

Neuroscience:
Emgality	404.0	216.7	620.6	354.0	138.2	492.2
Zyprexa (4)	0.5	107.0	107.5	69.1	1,581.9	1,651.0
Other neuroscience	151.9	200.3	352.3	89.7	282.9	372.6
Total neuroscience	556.4	524.0	1,080.4	512.8	2,003.0	2,515.8

Other:
Cialis	17.6	301.0	318.6	21.6	281.1	302.7
Forteo	124.9	124.4	249.3	269.2	147.6	416.8
Other	62.5	82.0	144.5	73.0	73.4	146.5
Total other	205.0	507.4	712.4	363.8	502.1	866.0
Revenue	$21,343.2	$10,166.7	$31,509.9	$15,335.6	$9,435.0	$24,770.7
Numbers may not add due to rounding.
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar.
(4) Zyprexa revenue includes sale of rights for the olanzapine portfolio in July 2023.

The following table summarizes revenue by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue(1):
U.S.	$7,813.6	$5,368.1	$21,343.2	$15,335.6
Europe	1,628.3	2,568.6	4,472.7	4,837.1
Japan	429.1	390.8	1,255.7	1,233.6
China	459.9	390.8	1,231.2	1,162.6
Other foreign countries	1,108.2	780.3	3,207.1	2,201.8
Revenue	$11,439.1	$9,498.6	$31,509.9	$24,770.7
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
The results of operations attributable to this acquisition for the three and nine months ended September 30, 2024 were not material.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three and nine months ended September 30, 2023.
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

The results of operations attributable to POINT for the three and nine months ended September 30, 2024 were not material.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three and nine months ended September 30, 2023.
Asset Acquisitions
Upon each asset acquisition, the cost allocated to acquired IPR&D was immediately expensed as acquired IPR&D if the compound had no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound were expensed as acquired IPR&D when the event triggering an obligation to pay the milestone occurred. We recognized acquired IPR&D charges of $2.83 billion and $3.09 billion for the three and nine months ended September 30, 2024, respectively, and $2.98 billion and $3.18 billion for the three and nine months ended September 30, 2023, respectively. The following table summarizes our significant acquired IPR&D charges during the three and nine months ended September 30, 2024 and 2023:

Counterparty	Compound(s), Therapy or Asset	Acquisition Month	Phase of Development(1)	Acquired IPR&D Charge
Morphic Holding, Inc. (Morphic)	MORF-057, inhibitor of α4β7 integrin for the treatment of inflammatory bowel disease	August 2024	Phase 2	$2,548.5

DICE Therapeutics, Inc.	DC-806, an oral IL-17 inhibitor for the treatment of chronic diseases in immunology(2)	August 2023	Phase 2	1,915.5
Versanis Bio, Inc.	Bimagrumab, a monoclonal antibody for the treatment of people living with obesity and obesity-related complications	August 2023	Phase 2	604.1
Emergence Therapeutics AG	ETx-22, a Nectin-4 antibody-drug conjugate for the treatment of urothelial cancer	August 2023	Pre-clinical	406.5
(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.
(2) In 2024, we discontinued development of this molecule in favor of another molecule in development.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Jardiance	$686.4	$700.8	$2,142.5	$1,946.6
Basaglar	161.6	179.6	500.0	543.1
Trajenta	91.7	95.2	257.3	284.7
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
In connection with the regulatory approvals of Olumiant in the U.S., Europe, and Japan, as well as achievement of a sales-based milestone, milestone payments were capitalized as intangible assets and are being amortized to cost of sales through the term of the collaboration. Net milestones capitalized are not material. As of September 30, 2024, Incyte is eligible to receive up to $100.0 million of additional payments from us in potential sales-based milestones.
We record our sales of Olumiant to third parties as net product revenue with the royalty payments made to Incyte recorded as cost of sales. The following table summarizes our net product revenue recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Olumiant	$250.8	$231.4	$695.9	$679.2
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tyvyt	$150.2	$115.1	$389.9	$279.7

EbglyssTM
We have a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab, which is branded and trademarked as Ebglyss. Roche receives tiered royalty payments on worldwide net sales ranging in percentages from high single digits to high teens, which we recognize as cost of sales. As of September 30, 2024, Roche is eligible to receive additional payments from us, including up to $1.03 billion in potential sales-based milestones. During the three and nine months ended September 30, 2024 and 2023, milestone payments to Roche were not material.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize Ebglyss, for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We receive tiered royalty payments on net sales in Europe ranging in percentages from low double digits to low twenties, which we recognize as collaboration and other revenue. During the three and nine months ended September 30, 2024 and 2023, collaboration and other revenue recognized under this license agreement was not material. As of September 30, 2024, we are eligible to receive additional payments up to $1.25 billion in a series of sales-based milestones.
Orforglipron
We have a license agreement with Chugai Pharmaceutical Co., Ltd (Chugai), which provides us with the worldwide development and commercialization rights to orforglipron. Chugai has the right to receive tiered royalty payments on future worldwide net sales from mid-single digits to low teens if the product is successfully commercialized. As of September 30, 2024, Chugai is eligible to receive up to $140.0 million contingent upon the achievement of success-based regulatory milestones and up to $250.0 million in a series of sales-based milestones, contingent upon the commercial success of orforglipron. During the three and nine months ended September 30, 2024 and 2023, milestone payments to Chugai were not material.
Olanzapine Portfolio (including Zyprexa)
In July 2023, we sold the rights for the olanzapine portfolio, including Zyprexa, to Cheplapharm Arzneimittel GmbH (Cheplapharm), a European company. Under the terms of the agreement, we received $1.05 billion in cash upon closing and an additional $305.0 million in cash upon the one-year anniversary of closing. We included both in the transaction price as of September 30, 2023.
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
Baqsimi
In June 2023, we sold the rights for Baqsimi to Amphastar Pharmaceuticals, Inc. (Amphastar). Under the terms of the agreement, we received $500.0 million in cash upon closing and an additional $125.0 million in cash upon the one-year anniversary of closing. We included both in the transaction price as of September 30, 2023. We are eligible to receive payments of up to $450.0 million in a series of sales-based milestones that have not been included in the transaction price as of September 30, 2024.
We entered into a supply agreement with Amphastar that obligates Amphastar to purchase Baqsimi product we are manufacturing at an amount which represents a standalone selling price. As the product we are manufacturing under this supply agreement has no alternative use to us and we have right to payment, we recognize net product revenue over time as we manufacture the product.
For the nine months ended September 30, 2023, we recognized $579.0 million in revenue primarily related to the net gain on the sale of rights for Baqsimi.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
Asset impairment, restructuring, and other special charges recognized during the three months ended September 30, 2024 were $81.6 million, which primarily related to impairment of an intangible asset in development driven by expected commercial projections. Asset impairment, restructuring, and other special charges recognized during the nine months ended September 30, 2024 were $516.6 million, which primarily related to litigation charges and the previously mentioned impairment. See Note 10 for additional information related to the litigation charges.
There were no asset impairment, restructuring, and other special charges recognized during the three and nine months ended September 30, 2023.

Note 6: Inventories
The following table summarizes components of inventories:

	September 30, 2024	December 31, 2023
Finished products	$1,114.0	$791.7
Work in process	4,035.1	3,248.6
Raw materials and supplies	2,237.3	1,630.1
Total (approximates replacement cost)	7,386.4	5,670.4
Increase to last-in, first-out (LIFO) cost	73.4	102.4
Inventories	$7,459.8	$5,772.8

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
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near-term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the three and nine months ended September 30, 2024 and 2023 were not material.
The net gains (losses) recognized in our consolidated condensed statements of operations for equity securities were $112.4 million and $(29.5) million for the three and nine months ended September 30, 2024, respectively, and $(62.9) million and $(141.5) million for the three and nine months ended September 30, 2023, respectively. The net gains (losses) recognized for the three and nine months ended September 30, 2024 and 2023 on equity securities sold during the respective periods were not material.
As of September 30, 2024, we had approximately $925 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.

We record our available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three and nine months ended September 30, 2024 and 2023.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of September 30, 2024:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$685.2	$105.9	$185.1	$100.8	$293.4
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position follows:

	September 30, 2024	December 31, 2023
Unrealized gross gains	$7.2	$3.4
Unrealized gross losses	29.2	37.9
Fair value of securities in an unrealized gain position	278.0	159.2
Fair value of securities in an unrealized loss position	367.6	452.0
As of September 30, 2024, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Substantially all of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of September 30, 2024, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of a material default on interest or principal payments for our debt securities.
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings and were not material for the three and nine months ended September 30, 2024 and 2023. Proceeds from sales of available-for-sale investments were $23.2 million and $68.6 million for the three and nine months ended September 30, 2024, respectively, and $60.0 million and $121.8 million for the three and nine months ended September 30, 2023, respectively.

Fair Value of Investments
The following table summarizes certain fair value information at September 30, 2024 and December 31, 2023 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2024
Cash equivalents(2)	$1,850.5	$1,850.5	$1,842.7	$7.8	$—	$1,850.5

Short-term investments:
U.S. government and agency securities	$34.5	$34.6	$34.5	$—	$—	$34.5
Corporate debt securities	68.7	68.8	—	68.7	—	68.7
Asset-backed securities	2.7	2.7	—	2.7	—	2.7
Other securities	43.5	43.5	—	9.2	34.3	43.5
Short-term investments	$149.4

Noncurrent investments:
U.S. government and agency securities	$144.3	$153.9	$144.3	$—	$—	$144.3
Corporate debt securities	219.1	225.7	—	219.1	—	219.1
Mortgage-backed securities	162.7	169.1	—	162.7	—	162.7
Asset-backed securities	53.2	53.1	—	53.2	—	53.2
Other securities	149.6	101.9	—	6.3	143.3	149.6
Marketable equity securities	552.6	492.7	552.6	—	—	552.6
Equity investments without readily determinable fair values(3)	831.1
Equity method investments(3)	1,087.6
Noncurrent investments	$3,200.2

December 31, 2023
Cash equivalents(2)	$1,088.4	$1,088.4	$1,079.3	$9.1	$—	$1,088.4

Short-term investments:
U.S. government and agency securities	$32.1	$32.3	$32.1	$—	$—	$32.1
Corporate debt securities	52.0	52.1	—	52.0	—	52.0
Other securities	25.0	25.0	—	13.6	11.4	25.0
Short-term investments	$109.1

Noncurrent investments:
U.S. government and agency securities	$148.1	$161.0	$148.1	$—	$—	$148.1
Corporate debt securities	214.3	226.6	—	214.3	—	214.3
Mortgage-backed securities	157.3	167.1	—	157.3	—	157.3
Asset-backed securities	53.5	54.4	—	53.5	—	53.5
Other securities	197.4	100.2	—	23.5	173.9	197.4
Marketable equity securities	711.3	493.2	711.3	—	—	711.3
Equity investments without readily determinable fair values(3)	608.0
Equity method investments(3)	962.3
Noncurrent investments	$3,052.2
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
Debt
In August 2024, we issued $750.0 million of 4.150 percent fixed-rate notes due in 2027, $1.00 billion of 4.200 percent fixed-rate notes due in 2029, $1.25 billion of 4.600 percent fixed-rate notes due in 2034, $1.25 billion of 5.050 percent fixed rate notes due in 2054, and $750.0 million of 5.200 percent fixed-rate notes due in 2064, all with interest to be paid semi-annually. We used a portion of the net cash proceeds from the offering of $4.96 billion to fund the acquisition of Morphic and related fees and expenses, with any remaining funds used for general business purposes, including the repayment of outstanding commercial paper.
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
In September 2024, we renewed our 364-day credit facility and increased capacity to $5.00 billion, which will expire in September 2025 and is available to support our commercial paper program. We have not drawn against the $5.00 billion 364-day facility as of September 30, 2024.
In September 2024, we extended our $3.00 billion multi-year credit facility, which will now expire in December 2028 and is available to support our commercial paper program. We have not drawn against the $3.00 billion multi-year facility as of September 30, 2024.
Fair Value of Debt
The following table summarizes certain fair value information at September 30, 2024 and December 31, 2023 for our short-term and long-term debt:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
September 30, 2024	$(1,295.3)	$—	$(1,293.4)	$—	$(1,293.4)
December 31, 2023	(6,189.4)	—	(6,166.4)	—	(6,166.4)
Long-term debt, including current portion
September 30, 2024	(29,824.4)	—	(28,023.3)	—	(28,023.3)
December 31, 2023	(19,035.9)	—	(17,221.7)	—	(17,221.7)

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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. We derecognized $419.2 million and $431.9 million of accounts receivable as of September 30, 2024 and December 31, 2023, respectively, under these factoring arrangements. The costs of factoring such accounts receivable as well as estimated credit losses were not material for the three and nine months ended September 30, 2024 and 2023.
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
We may enter into foreign currency forward or option contracts to reduce the effect of fluctuating currency exchange rates (primarily the euro, Chinese yuan, and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. Forward and option contracts are principally used to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. Forward contracts generally have maturities not exceeding 12 months. At September 30, 2024, we had outstanding foreign currency forward commitments as follows, all of which have settlement dates within 180 days:

September 30, 2024
Purchase		Sell
Currency	Amount (in millions)	Currency	Amount (in millions)
Euro	5,325.1	U.S. dollars	5,955.9
U.S. dollars	1,945.4	Euro	1,744.4
U.S. dollars	521.1	Japanese yen	73,217.3
British pounds	128.8	U.S. dollars	170.4

Foreign currency exchange risk is also managed through the use of foreign currency debt, cross-currency interest rate swaps, and foreign currency forward contracts. Our foreign currency-denominated notes had carrying amounts of $6.50 billion and $7.14 billion as of September 30, 2024 and December 31, 2023, respectively, of which $5.75 billion and $5.67 billion have been designated as, and are effective as, economic hedges of net investments in certain of our foreign operations as of September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, we had outstanding cross-currency swaps with notional amounts of $728.6 million swapping U.S. dollars to euro and $402.3 million swapping Swiss francs to U.S. dollars which have settlement dates ranging through 2028. Our cross-currency interest rate swaps, for which a significant amount convert a portion of our U.S. dollar-denominated fixed-rate debt to foreign-denominated fixed-rate debt, have also been designated as, and are effective as, economic hedges of net investments. At September 30, 2024, we had outstanding foreign currency forward contracts to sell 4.30 billion euro and to sell 3.20 billion Chinese yuan with settlement dates ranging through 2025, which have been designated as, and are effective as, economic hedges of net investments.
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At September 30, 2024, all of our total long-term debt is at a fixed rate. We have converted approximately 5 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
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
The Effect of Risk-Management Instruments on the Consolidated Condensed Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value hedges:
Effect from hedged fixed-rate debt	$48.0	$(29.9)	$29.0	$(29.0)
Effect from interest rate contracts	(48.0)	29.9	(29.0)	29.0
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	1.4	3.2	5.8	10.3
Cross-currency interest rate swaps	(28.8)	24.7	58.5	(5.3)
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	(0.2)	201.0	33.8	177.8
Total	$(27.6)	$228.9	$98.1	$182.8
During the three and nine months ended September 30, 2024 and 2023, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.

The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net investment hedges:
Foreign currency-denominated notes	$(250.2)	$183.5	$(76.3)	$62.3
Cross-currency interest rate swaps	(26.0)	28.6	(6.8)	9.0
Foreign currency forward contracts	(304.1)	217.7	(172.3)	199.3
Cash flow hedges:
Forward-starting interest rate swaps	(23.6)	84.3	53.8	141.4
Cross-currency interest rate swaps	(7.9)	16.4	7.7	30.5
During the next 12 months, we expect to reclassify $4.3 million of pretax net losses on cash flow hedges from accumulated other comprehensive loss to other–net, (income) expense. During the three and nine months ended September 30, 2024 and 2023, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material.
Fair Value of Risk-Management Instruments
The following table summarizes certain fair value information at September 30, 2024 and December 31, 2023 for risk management assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2024
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(2.0)	$—	$(2.0)	$—	$(2.0)
Other noncurrent liabilities	(71.8)	—	(71.8)	—	(71.8)
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(37.2)	—	(37.2)	—	(37.2)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	68.0	—	68.0	—	68.0
Foreign exchange contracts designated as net investment hedges:
Other current liabilities	(126.8)	—	(126.8)	—	(126.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	22.9	—	22.9	—	22.9
Other current liabilities	(14.7)	—	(14.7)	—	(14.7)
Contingent consideration liabilities:
Other noncurrent liabilities	(32.0)	—	—	(32.0)	(32.0)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2023
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(2.4)	$—	$(2.4)	$—	$(2.4)
Other noncurrent liabilities	(100.3)	—	(100.3)	—	(100.3)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	291.2	—	291.2	—	291.2
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(28.4)	—	(28.4)	—	(28.4)
Other noncurrent liabilities	(3.5)	—	(3.5)	—	(3.5)
Cross-currency interest rate contracts designated as cash flow hedges:
Other receivables	113.8	—	113.8	—	113.8
Other noncurrent assets	63.1	—	63.1	—	63.1
Foreign exchange contracts designated as hedging instruments:
Other current liabilities	(115.8)	—	(115.8)	—	(115.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	129.6	—	129.6	—	129.6
Other current liabilities	(55.9)	—	(55.9)	—	(55.9)
Contingent consideration liabilities:
Other current liabilities	(39.5)	—	—	(39.5)	(39.5)
Other noncurrent liabilities	(64.4)	—	—	(64.4)	(64.4)

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

Note 8: Income Taxes
The effective tax rates were 38.9 percent and 19.1 percent for the three and nine months ended September 30, 2024, respectively, and 113.4 percent and 24.6 percent for the three and nine months ended September 30, 2023, respectively, primarily driven by unfavorable tax impacts of non-deductible acquired IPR&D charges, with a larger impact occurring in 2023.
The U.S. examination of tax years 2016-2018 began in 2019 and remains ongoing. The Internal Revenue Service commenced its examination of tax years 2019-2021 during the third quarter of 2023. The resolution of both audit periods will likely extend beyond the next 12 months.

Note 9: Retirement Benefits
Net pension and retiree health (benefit) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of net periodic cost:
Service cost	$84.9	$72.5	$254.3	$217.8
Interest cost	165.9	162.3	496.6	486.0
Expected return on plan assets	(278.8)	(264.0)	(834.3)	(791.5)
Amortization of prior service cost	0.6	0.6	1.6	1.8
Recognized actuarial loss	31.4	30.6	93.8	91.5
Net periodic cost	$4.0	$2.0	$12.0	$5.6

	Retiree Health Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of net periodic benefit:
Service cost	$8.9	$7.9	$26.6	$23.8
Interest cost	15.5	15.3	46.6	46.0
Expected return on plan assets	(48.0)	(45.5)	(144.1)	(136.6)
Amortization of prior service benefit	(1.4)	(13.3)	(4.2)	(39.7)
Recognized actuarial gain	(0.6)	(1.5)	(1.9)	(4.4)
Net periodic benefit	$(25.6)	$(37.1)	$(77.0)	$(110.9)

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
Other Matters
Actos® Litigation
We, along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda), are named in a third party payer class action in the U.S. District Court for the Central District of California. Plaintiffs claim that they and similarly situated class members are entitled to recover money paid for or to reimburse Actos prescriptions because of alleged concealment of bladder cancer risk. Our agreement with Takeda calls for Takeda to defend and indemnify us against our losses and expenses with respect to U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. In August 2023, the U.S. Court of Appeals for the Ninth Circuit granted our and Takeda's petition for permission to appeal the class certification order, the appeal has been fully briefed, and oral argument is scheduled for November 2024. This matter is ongoing.
Mounjaro and Trulicity Product Liability Litigation
Since August 2023, we, along with Novo Nordisk A/S (Novo) and other related Novo entities, have been named in numerous lawsuits by plaintiffs alleging injuries following purported use of incretin medicines. Certain complaints name us and allege injuries that plaintiffs claim are associated with the use of Mounjaro and/or Trulicity. Lawsuits in U.S. federal courts have generally been coordinated and/or consolidated for pretrial proceedings in a federal multidistrict litigation pending in the U.S. District Court for the Eastern District of Pennsylvania. There are also cases pending in various U.S. state courts, as well as a class action petition filed in Israel. These matters are ongoing.
340B Litigation and Investigations
We are the plaintiff in a lawsuit filed in January 2021 in the U.S. District Court for the Southern District of Indiana against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, the Health Resources and Services Administration (HRSA), and the Administrator of HRSA. The lawsuit challenges HHS's December 30, 2020 advisory opinion stating that drug manufacturers are required to deliver discounts under the 340B program to all contract pharmacies and HHS's Administrative Dispute Resolution (ADR) regulations. We seek a declaratory judgment that the defendants violated the Administrative Procedure Act and the U.S. Constitution, a preliminary injunction enjoining implementation of the ADR process created by defendants and, with it, their application of the advisory opinion, and other related relief. In March 2021, the court entered an order preliminarily enjoining the government's enforcement of the ADR process against us. In May 2021, HRSA sent us an enforcement letter notifying us that it determined that our policy was contrary to the 340B statute. In response, in May 2021, we amended our complaint to bring claims related to HRSA's determination. In June 2021, the defendants withdrew the HHS December 30, 2020 advisory opinion. In July 2021, the court held oral argument on the parties' cross motions for summary judgment and the defendants' motion to dismiss. In October 2021, the court denied the defendants' motion to dismiss, and granted in part and denied in part the parties' cross motions for summary judgment. Both parties filed notices of appeal related to the court's summary judgment order. In October 2022, the U.S. Court of Appeals for the Seventh Circuit held oral argument. This matter is ongoing.

We, along with other pharmaceutical manufacturers, have been named as a defendant in ADR petitions filed in 2021, 2023, and 2024 that are being held in abeyance as to us. Petitioners seek declaratory, injunctive, and/or monetary relief related to the 340B program. As described above, the U.S. District Court for the Southern District of Indiana has entered a preliminary injunction enjoining the government's enforcement of the administrative dispute resolution process against us. HHS has now promulgated a revised regulation governing ADR proceedings, which took effect in June 2024 and may lead to the resumption of ADR proceedings against us.
In July 2021, we, along with Sanofi-Aventis U.S., LLC (Sanofi), Novo Nordisk Inc. (Novo Nordisk), and AstraZeneca Pharmaceuticals LP (AstraZeneca), were named as a defendant in a purported class action lawsuit filed in the U.S. District Court for the Western District of New York by Mosaic Health, Inc. alleging antitrust and unjust enrichment claims related to the defendants' 340B distribution programs. We, with Sanofi, Novo Nordisk, and AstraZeneca, filed a motion to dismiss the lawsuit, which was granted in September 2022. In January 2024, the court dismissed the case. Plaintiffs have appealed to the U.S. Court of Appeals for the Second Circuit. This matter is ongoing.
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
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
First initiated in 2008, Eli Lilly do Brasil Limitada (Lilly Brasil) is named in a Public Civil Action brought by the Labor Public Attorney (LPA) alleging harm to employees and former employees caused by alleged exposure to soil and groundwater contaminants at a former manufacturing facility in Cosmopolis, operated by the company between 1977 and 2003. In May 2014, the trial Court ruled against Lilly Brasil, ordering it to undertake several remedial and compensatory actions, including health coverage for a class of individuals and certain of their children. In July 2018, the appeals court generally affirmed the trial Court's ruling, which included a liquidated award of 300 million Brazilian reais, which, when adjusted for inflation, is approximately 1.36 billion Brazilian reais (approximately $250 million as of September 30, 2024). In August 2019, Lilly Brasil appealed to the superior labor court (TST) and in June 2021, the majority of the elements of Lilly Brasil's appeal were admitted; elements not proceeding are subject to an interlocutory appeal to the TST that was filed in June 2021. Mediation hearings are ongoing.
In July 2019, at the LPA's request, the trial Court ordered a freeze of Lilly Brasil’s immovable property in the amount of 500 million Brazilian reais, which was reduced on Lilly Brasil's appeal and, when adjusted for inflation, is approximately 141 million Brazilian reais (approximately $26 million as of September 30, 2024). The parties appealed to the TST, which appeal is under review. The trial Court is currently assessing the status of Lilly Brasil’s compliance with the obligations as to the land and an inspection in the industrial plant occurred in October 2023. These matters are ongoing.
Individual Former Employee Litigation
Lilly Brasil is also named in various pending lawsuits filed in the trial Court by individual former employees making related claims. These individual lawsuits are at various stages in the litigation process.
Puerto Rico Tax Matter
In May 2013, the Municipality of Carolina in Puerto Rico (Municipality) filed a lawsuit against us alleging noncompliance with respect to a contract with the Municipality and seeking a declaratory judgment. In December 2020, the Puerto Rico Appellate Court (AP) reversed the summary judgment previously granted by the Court of First Instance (CFI) in our favor dismissing the Municipality's complaint in its entirety. The AP remanded the case to the CFI for trial on the merits. The trial began in May 2022; however, the Municipality filed a new motion requesting the CFI to execute an alleged judgment. The request was denied by the CFI in our favor and the Municipality filed for revision at the AP, which we opposed, staying the case. The AP denied the Municipality's motion for revision. Trial resumed in October 2024 and this matter is ongoing.

Average Manufacturer Price Litigation
In November 2014, we, along with another pharmaceutical manufacturer, were named as co-defendants in United States et al. ex rel. Streck v. Takeda Pharm. Am., Inc., et al., which was unsealed in the U.S. District Court for the Northern District of Illinois. The complaint alleges that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating average manufacturer prices. Following a trial in August 2022, the jury returned a verdict in favor of the plaintiff. Lilly appealed to the U.S. Court of Appeals for the Seventh Circuit which was heard and we await a decision.
Health Choice Alliance
We were named as a defendant in a lawsuit filed in Texas state court in October 2019 seeking damages under the Texas Medicaid Fraud Prevention Act for certain patient support programs related to our products Humalog, Humulin, and Forteo. The action has been stayed since 2020.
Pricing Matters
Pricing Litigation
We, along with Sanofi, Novo Nordisk, and, in some matters, certain pharmacy benefit managers, have been named in numerous lawsuits, including putative class actions, by states and state attorneys general, counties, municipalities, third-party payers, consumers, and other parties related to the pricing of insulin and certain other products and rebates paid by manufacturers to pharmacy benefit managers. These lawsuits assert various theories, including consumer protection, unfair and deceptive trade practices, fraud, false advertising, unjust enrichment, civil conspiracy, federal and state RICO, antitrust, and unfair competition claims. These lawsuits have been brought in various state and federal courts since 2017 and are at various stages in the litigation process. The cases pending in federal court have generally been coordinated and/or consolidated for pretrial proceedings in a federal multidistrict litigation pending in the U.S. District Court for the District of New Jersey. The defendants have filed motions to dismiss an initial set of State attorney general and self-funded payer complaints, which are awaiting the Court's decision. In May 2023, we reached a settlement in the consumer class action. In January 2024, the Multi-District Litigation court denied the consumer class plaintiffs’ motion for class certification. We and the consumer class plaintiffs subsequently terminated our settlement agreement and stipulated that the denial of class certification applies to Lilly. These matters are ongoing.
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
To the extent the foregoing governmental entities have not filed lawsuits, we are cooperating with the foregoing investigations, subpoenas, and inquiries.
In January 2022, the Michigan Attorney General filed a petition in Michigan state court seeking authorization to investigate Lilly for potential violations of the Michigan Consumer Protection Act (MCPA), and a complaint seeking a declaratory judgment that the Attorney General has authority to investigate Lilly's sale of insulin under the MCPA. The court authorized the proposed investigation and the issuance of civil investigative subpoenas. In April 2022, the parties entered into a stipulation providing that the State of Michigan will not issue any civil investigative subpoena to us under the MCPA until the declaratory judgment action is resolved. In July 2022, the court dismissed the case in its entirety. In June 2023, the Michigan Court of Appeals affirmed the judgment in our favor. In August 2023, the Michigan Attorney General filed an application for leave to appeal to the Michigan Supreme Court, and oral argument was held in October 2024. This matter is ongoing.

Research Corporation Technologies, Inc.
In April 2016, we were named as a defendant in litigation filed by Research Corporation Technologies, Inc. (RCT) in the U.S. District Court for the District of Arizona. The complaint seeks damages for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. In October 2021, the court issued a summary judgment decision in favor of RCT on certain issues, including with respect to a disputed royalty. In July 2024, we reached a confidential agreement with RCT that requires different payments based on various litigation outcomes as determined on appeal. Pursuant to this agreement, the court entered final judgment, Lilly filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit, and Lilly made an initial payment under the agreement. The remaining amount payable under the agreement, if any, should not have a material impact on our financial position, liquidity or results of operations. The settlement agreement is not an admission of liability or fault by us, and is subject to conditions. This matter is ongoing.

Note 11: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended September 30, 2024 and 2023:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2024	$(2,001.6)	$(32.6)	$(2,633.6)	$289.3	$(4,378.5)
Other comprehensive income (loss) before reclassifications	117.9	15.9	(28.9)	(25.0)	79.9
Net amount reclassified from accumulated other comprehensive loss	—	—	23.7	0.1	23.8
Net other comprehensive income (loss)	117.9	15.9	(5.2)	(24.9)	103.7
Balance at September 30, 2024	$(1,883.7)	$(16.7)	$(2,638.8)	$264.4	$(4,274.8)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2023	$(1,885.3)	$(33.5)	$(2,058.8)	$188.9	$(3,788.7)
Other comprehensive income (loss) before reclassifications	(88.7)	(13.5)	10.5	79.6	(12.1)
Net amount reclassified from accumulated other comprehensive loss	—	1.4	13.0	1.5	15.9
Net other comprehensive income (loss)	(88.7)	(12.1)	23.5	81.1	3.8
Balance at September 30, 2023	$(1,974.0)	$(45.6)	$(2,035.3)	$270.0	$(3,784.9)

The following tables summarize the activity related to each component of other comprehensive income (loss) during the nine months ended September 30, 2024 and 2023:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2024	$(1,819.0)	$(26.2)	$(2,697.3)	$215.5	$(4,327.0)
Other comprehensive income (loss) before reclassifications	(74.9)	9.3	(12.1)	48.5	(29.2)
Net amount reclassified from accumulated other comprehensive loss	10.2	0.2	70.6	0.4	81.4
Net other comprehensive income (loss)	(64.7)	9.5	58.5	48.9	52.2
Balance at September 30, 2024	$(1,883.7)	$(16.7)	$(2,638.8)	$264.4	$(4,274.8)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Defined Benefit Pension and Retiree Health Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$(1,874.2)	$(37.1)	$(2,062.3)	$129.0	$(3,844.6)
Other comprehensive income (loss) before reclassifications	(74.6)	(11.3)	(11.9)	135.8	38.0
Net amount reclassified from accumulated other comprehensive loss	(25.2)	2.8	38.9	5.2	21.7
Net other comprehensive income (loss)	(99.8)	(8.5)	27.0	141.0	59.7
Balance at September 30, 2023	$(1,974.0)	$(45.6)	$(2,035.3)	$270.0	$(3,784.9)
The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tax benefit (expense)	2024	2023	2024	2023
Foreign currency translation gains/losses	$121.9	$(90.3)	$53.7	$(50.2)
Net unrealized gains/losses on available-for-sale securities	(5.0)	3.5	(3.0)	2.5
Defined benefit pension and retiree health benefit plans	(1.0)	(6.9)	(1.5)	(13.9)
Net unrealized gains/losses on cash flow hedges	6.4	(21.6)	(13.1)	(37.5)
Benefit (expense) for income taxes allocated to other comprehensive income (loss) items	$122.3	$(115.3)	$36.1	$(99.1)
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

Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2024	2023	2024	2023
Amortization of retirement benefit items:
Prior service benefits, net	$(0.8)	$(12.7)	$(2.6)	$(37.9)	Other–net, (income) expense
Actuarial losses, net	30.8	29.1	91.9	87.1	Other–net, (income) expense
Total before tax	30.0	16.4	89.3	49.2
Tax benefit	(6.3)	(3.4)	(18.7)	(10.3)	Income taxes
Net of tax	23.7	13.0	70.6	38.9

Other, net of tax	0.1	2.9	10.8	(17.2)	Other–net, (income) expense
Total reclassifications, net of tax	$23.8	$15.9	$81.4	$21.7

Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$192.7	$124.6	$555.9	$347.7
Interest income	(47.8)	(48.9)	(130.9)	(129.1)
Net investment (gains) losses on equity securities (Note 7)	(112.4)	62.9	29.5	141.5
Retirement benefit plans	(115.4)	(115.5)	(345.9)	(346.9)
Other (income) expense	20.9	0.1	(0.1)	11.1
Other–net, (income) expense	$(62.0)	$23.2	$108.5	$24.3

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
EXECUTIVE OVERVIEW
This section provides an overview of our financial results, late-stage pipeline developments, and other matters affecting our company and industry.
Financial Results
The following table summarizes certain financial information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Revenue	$11,439.1	$9,498.6	20	$31,509.9	$24,770.7	27
Net income (loss)	970.3	(57.4)	NM	6,180.2	3,050.7	NM
Earnings (loss) per share - diluted	1.07	(0.06)	NM	6.83	3.38	NM
NM - not meaningful
Revenue increased for the three and nine months ended September 30, 2024 driven by increased volume and higher realized prices. The increase in revenue during the three and nine months ended September 30, 2024 was primarily driven by increased sales of Mounjaro®, Zepbound®, and Verzenio®, partially offset by declines in Trulicity® and the 2023 sale of rights for the olanzapine portfolio, including Zyprexa®.
Net income and earnings per share for the three and nine months ended September 30, 2024 increased primarily due to higher gross margin, partially offset by increased research and development expenses, marketing, selling, and administrative expenses, and asset impairment, restructuring, and other special charges.
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

Compound	Indication/Study	Status	Developments
Cardiometabolic Health
Tirzepatide (Mounjaro, Zepbound)	Obesity	Approved	Approved in the U.S. and the EU in 2023. Submitted in Japan in 2024. Phase 3 trials are ongoing.
	Obstructive sleep apnea (OSA)	Submitted	Submitted in the U.S. and the EU in 2024. Granted U.S. Food and Drug Administration (FDA) Fast Track designation(1). Granted FDA Breakthrough Therapy(2) designation in 2024.
	Cardiovascular outcomes in type 2 diabetes	Phase 3	Phase 3 trial is ongoing.
	Heart failure with preserved ejection fraction	Phase 3	Announced in 2024 that Phase 3 trial met all primary and key secondary endpoints.
	Morbidity and mortality in obesity	Phase 3	Phase 3 trial is ongoing.
	Higher doses	Phase 2	Phase 2 trial is ongoing.
	Metabolic dysfunction-associated steatohepatitis	Phase 2	Announced in 2024 that Phase 2 trial met its primary endpoint.
Insulin Efsitora Alfa	Type 1 and type 2 diabetes	Phase 3	Announced in 2024 that five Phase 3 trials met primary endpoints.
Lepodisiran	Atherosclerotic cardiovascular disease	Phase 3	Phase 3 trial initiated in 2024.
Orforglipron	Obesity	Phase 3	Phase 3 trials are ongoing.
	Type 2 diabetes	Phase 3	Phase 3 trials are ongoing.
Retatrutide	Cardiovascular / renal outcomes	Phase 3	Phase 3 trials initiated in 2024.
	Obesity, osteoarthritis, OSA	Phase 3	Phase 3 trials are ongoing.
	Type 2 diabetes	Phase 3	Phase 3 trials initiated in 2024.
Bimagrumab	Obesity	Phase 2	Phase 2 trial is ongoing.
Eloralintide	Obesity	Phase 2	Phase 2 trial initiated in 2024.
Mazdutide	Obesity	Phase 2	Phase 2 trial is ongoing.
Muvalaplin	Cardiovascular disease	Phase 2	Phase 2 trial is ongoing.
Solbinsiran	Cardiovascular disease	Phase 2	Phase 2 trial is ongoing.
Volenrelaxin	Heart failure	Phase 2	Phase 2 trial is ongoing.

Compound	Indication/Study	Status	Developments
Immunology
Lebrikizumab(3) (EbglyssTM)	Atopic dermatitis	Approved	Approved in the U.S. and Japan in 2024 and in the EU in 2023. Phase 3 trials are ongoing.
	AR (perennial allergens)	Phase 3	Phase 3 trial initiated in 2024.
	CRSwNP	Phase 3	Phase 3 trial initiated in 2024.
Mirikizumab	Crohn's Disease	Submitted	Submitted in the U.S., the EU, and Japan in 2024. Phase 3 trials are ongoing.
CD19 Antibody	Multiple sclerosis	Phase 2	Phase 2 trial initiated in 2024.
DC-853	Psoriasis	Phase 2	Phase 2 trial initiated in 2024.
Eltrekibart	Hidradenitis suppurativa	Phase 2	Phase 2 trial is ongoing.
KV1.3 Antagonist	Psoriasis	Phase 2	Phase 2 trial initiated in 2024.
MORF-057	Crohn's Disease	Phase 2	Acquired in the acquisition of Morphic Holding, Inc. (Morphic) in 2024. Phase 2 trials are ongoing.
	Ulcerative colitis	Phase 2
Ocadusertib	Rheumatoid arthritis	Phase 2	Phase 2 trial is ongoing.
Ucenprubart	Atopic dermatitis	Phase 2	Phase 2 trial is ongoing.
DC-806	Psoriasis	Discontinued	In 2024, discontinued Phase 2 development of this molecule in favor of another molecule in development.
Peresolimab	Rheumatoid arthritis	Discontinued	In 2024, Phase 2 trial was discontinued due to overall benefit/risk profile.
Neuroscience
Donanemab (KisunlaTM)	Early Alzheimer's disease	Approved	Approved in the U.S. and Japan in 2024. Submitted in the EU in 2023. Announced in 2024 that a Phase 3 trial met the primary endpoint. Phase 3 trials are ongoing.
	Preclinical Alzheimer's disease	Phase 3	Phase 3 trial is ongoing.
Remternetug	Early Alzheimer's disease	Phase 3	Phase 3 trial is ongoing.
Epiregulin Ab	Pain	Phase 2	Phase 2 trial initiated in 2024.
GBA1 Gene Therapy	Gaucher disease Type 1	Phase 2	Phase 2 trial is ongoing.
	Parkinson's disease	Phase 2	Granted FDA Fast Track designation(1). Phase 2 trial is ongoing.
GRN Gene Therapy	Frontotemporal dementia	Phase 2	Granted FDA Fast Track designation(1). Phase 2 trial is ongoing.
Mazisotine	Pain	Phase 2	Phase 2 trials are ongoing.
O-GlcNAcase Inh	Alzheimer's disease	Phase 2	Phase 2 trial was completed in 2024.
OTOF Gene Therapy	Hearing loss	Phase 2	Phase 2 trial initiated in 2024.
P2X7 Inhibitor	Pain	Phase 2	Phase 2 trials were completed in 2023.

Compound	Indication/Study	Status	Developments
Oncology
Pirtobrutinib (Jaypirca®)	Chronic lymphocytic leukemia	Approved(4)	FDA granted accelerated approval(4) in the U.S. in 2023. Phase 3 trials are ongoing.
	Mantle cell lymphoma	Approved(4)	FDA granted accelerated approval(4) in the U.S. in 2023. Approved in the EU in 2023 and in Japan in 2024. Phase 3 trial is ongoing.
Imlunestrant	Adjuvant breast cancer	Phase 3	Phase 3 trial is ongoing.
	ER+HER2- metastatic breast cancer	Phase 3	Announced in 2024 that a Phase 3 trial was positive.
Olomorasib	1L KRAS G12C+ NSCLC	Phase 3	Phase 3 trial initiated in 2024.
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
Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access and Certain Other Regulatory Developments
Reforms, including those that may stem from political initiatives, periods of uneven economic growth or downturns, or as a result of inflation or deflation, the emergence or escalation of, and responses to, international tension and conflicts, or government budgeting priorities, are expected to continue to result in added pressure on pricing and reimbursement for our products.

Global concern over access to, and affordability of, pharmaceutical products continues to drive regulatory and legislative debate and action, as well as cost containment efforts by governmental authorities. Such measures include the use of mandated discounts, price reporting requirements, mandated reference prices, restrictive formularies, changes to available intellectual property protections, as well as other efforts. In 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA). Among other measures, the IRA requires the U.S. Department of Health and Human Services (HHS) to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Generally, these government prices apply nine years (for medicines approved under a New Drug Application) or thirteen years (for medicines approved under a Biologics License Application) following initial FDA approval and are set at a price that generally represents a significant discount from existing prices to wholesalers and direct purchasers. While the law specifies a ceiling price, it does not set a minimum or floor price. In August 2023, HHS selected Jardiance®, which is part of our collaboration with Boehringer Ingelheim, as one of the first ten medicines subject to government-set prices effective in 2026. In August 2024, HHS announced the government-set prices for these medicines with Jardiance subject to a 66% discount compared to 2023 U.S. calendar year list pricing for a 30-day supply and discounts for the other nine medicines selected by HHS ranging from approximately 38% to 79%. Given our product portfolio, we expect additional significant products will be selected in future years, which would have the effect of accelerating revenue erosion prior to expiry of exclusivities. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.

Other IRA provisions require drug manufacturers to provide rebates for Medicare Part B and Part D medicines under certain circumstances. Also, on January 1, 2025, the Part D benefit redesign will replace the Part D Coverage Gap Discount Program with a new manufacturer discount program. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties, which could be significant.

The IRA has, and will continue to, meaningfully influence our business strategies and those of our competitors. In particular, the nine-year timeline to set prices for medicines approved under a New Drug Application reduces the attractiveness of investment in small molecule innovation. The IRA can cause changes to development approach and timing and investments at-risk. The full impact of the IRA on our business and the pharmaceutical industry, including the implications to us of a competitor's product being selected for price setting, remains uncertain.

Additional policies, regulations, legislation, or enforcement, including those proposed or pursued by the U.S. Congress, the U.S. executive branch, and regulatory authorities worldwide, could adversely impact our business and consolidated results of operations. For example, the U.S. House of Representatives recently passed the BIOSECURE Act, which is under consideration in the U.S. Senate. This legislation, if passed, could affect elements of the pharmaceutical supply chain; although as currently drafted we do not anticipate the bill would have a material impact on our business.

Consolidation and integration of private payers and pharmacy benefit managers in the U.S. has also significantly impacted the market for pharmaceuticals by increasing payer leverage in negotiating manufacturer price or rebate concessions and pharmacy reimbursement rates. Furthermore, restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private payers may adversely impact our business and consolidated results of operations. We expect that these actions may intensify and could particularly affect certain products, which could adversely affect our business. In addition, we are engaged in litigation and investigations related to the 340B program, access to insulin, pricing, product safety, and other matters that, if resolved adversely to us, could negatively impact our business and consolidated results of operations. It is not currently possible to predict the overall potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts worldwide.

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
Incretin Medicines
In prior periods, demand for our incretin medicines exceeded production. Supply and channel dynamics have also contributed to variability in quarter-over-quarter revenue growth rates for tirzepatide. Based on our forecast, we project that tirzepatide supply will meet near-term demand in the U.S. Supply considerations will continue to influence the timing of tirzepatide launches in new markets, and in the near-term, we expect overall worldwide sales growth for tirzepatide to generally be a function of the quantity we can produce and ship. Demand remains dynamic, and increases or changes in demand, by dose or overall, as well as the complex supply chain, may result in periodic unavailability of certain presentations and dose levels at certain locations even when total tirzepatide supply can meet demand. We continue to expand manufacturing capacity and progress efforts to bring tirzepatide to patients via different delivery presentations, such as single-use vials and multi-use pens. Production increases will continue, and additional capacity is expected to be operational over the next several years.
We have seen an increase in the production, marketing, and sale of counterfeit, fake, and compounded incretins. These practices threaten patient safety and undermine regulatory drug approval processes. Lilly will continue to consider all options, including filing lawsuits where appropriate, to address unlawful practices and the patient safety risks of unapproved, untested, and manipulated drugs.

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

RESULTS OF OPERATIONS
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
U.S.	$7,813.6	$5,368.1	46	$21,343.2	$15,335.6	39
Outside U.S.	3,625.5	4,130.5	(12)	10,166.7	9,435.0	8
Revenue	$11,439.1	$9,498.6	20	$31,509.9	$24,770.7	27
Numbers may not add due to rounding.

The following are components of the change in revenue compared with the prior year:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	35%	(10)%	15%	26%	10%	19%
Price	11	—	6	14	—	8
Foreign exchange rates	—	(1)	(1)	—	(1)	(1)
Percent change	46%	(12)%	20%	39%	8%	27%
Numbers may not add due to rounding.
In the U.S. for the three and nine months ended September 30, 2024, the increase in volume was primarily driven by Zepbound and Mounjaro, partially offset by declines in Trulicity. Following higher wholesaler inventory levels at the end of the second quarter of 2024, Mounjaro and Zepbound sales in the U.S. for the three months ended September 30, 2024 were negatively impacted by inventory decreases in the wholesaler channel. We estimate this impacted sales of Mounjaro and Zepbound in the U.S. for the third quarter of 2024 by mid-single digits as a percent of aggregate U.S. sales of these products.
In the U.S. for the three months ended September 30, 2024, the higher realized prices were primarily driven by Humalog®, Verzenio and Trulicity. In the U.S. for the nine months ended September 30, 2024, the higher realized prices were also positively impacted by the access and savings card dynamics related to Mounjaro, as the $25 non-covered benefit expired on June 30, 2023.
Outside the U.S. for the three months ended September 30, 2024, the decrease in volume was driven by the sale of rights for the olanzapine portfolio, including Zyprexa, in the third quarter of 2023, partially offset by the increase in volume by Mounjaro and Verzenio. Outside the U.S. for the nine months ended September 30, 2024, the increase in volume was primarily driven by Mounjaro and Verzenio, partially offset by the 2023 sale of rights for the olanzapine portfolio.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Percent Change
	2024			2023
	U.S.	Outside U.S.	Total	Total
Mounjaro	$2,384.7	$728.0	$3,112.7	$1,409.3	NM
Verzenio	878.8	490.4	1,369.3	1,040.2	32
Trulicity	935.3	366.0	1,301.4	1,673.6	(22)
Zepbound	1,257.8	—	1,257.8	—	NM
Taltz®	600.3	279.3	879.6	744.2	18
Jardiance(1)	335.9	350.5	686.4	700.8	(2)
Humalog(2)	323.9	210.8	534.6	395.4	35
Olumiant®	68.9	181.8	250.8	231.4	8
Cyramza®	106.5	129.4	236.0	224.1	5
Humulin®	149.9	57.1	207.1	206.7	—
Emgality®	141.3	61.6	202.9	168.5	20
Basaglar® (3)	85.5	76.2	161.6	179.6	(10)
Erbitux®	133.2	18.7	152.0	153.9	(1)
Tyvyt®	—	150.2	150.2	115.1	30
Forteo®	71.7	46.4	118.1	146.4	(19)
Cialis®	4.2	87.3	91.5	86.8	5
Zyprexa (4)	1.9	29.8	31.7	1,481.4	(98)
Baqsimi®	8.2	5.1	13.4	13.1	2
Other products	325.6	356.9	682.0	528.1	29
Revenue	$7,813.6	$3,625.5	$11,439.1	$9,498.6	20
Numbers may not add due to rounding.
NM - not meaningful
(1) Jardiance revenue includes Glyxambi®, Synjardy®, and Trijardy® XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar®.
(4) Zyprexa revenue includes sale of rights for the olanzapine portfolio in July 2023.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024			2023
	U.S.	Outside U.S.	Total	Total	Percent Change
Mounjaro	$6,318.7	$1,691.3	$8,010.0	$2,957.5	NM
Trulicity	2,894.0	1,109.3	4,003.3	5,463.2	(27)
Verzenio	2,378.4	1,373.1	3,751.5	2,717.9	38
Zepbound	3,018.4	—	3,018.4	—	NM
Taltz	1,486.7	821.7	2,308.4	1,975.0	17
Jardiance(1)	1,133.1	1,009.4	2,142.5	1,946.6	10
Humalog(2)	1,096.8	608.1	1,704.9	1,296.8	31
Cyramza	329.9	384.8	714.7	721.1	(1)
Olumiant	159.8	536.0	695.9	679.2	2
Humulin	472.3	164.5	636.8	664.0	(4)
Emgality	404.0	216.7	620.6	492.2	26
Basaglar(3)	273.9	226.1	500.0	543.1	(8)
Erbitux	408.2	44.2	452.4	446.3	1
Tyvyt	—	389.9	389.9	279.7	39
Cialis	17.6	301.0	318.6	302.7	5
Forteo	124.9	124.4	249.3	416.8	(40)
Zyprexa (4)	0.5	107.0	107.5	1,651.0	(93)
Baqsimi	1.4	23.4	24.8	658.4	(96)
Other products	824.6	1,035.8	1,860.4	1,559.2	19
Revenue	$21,343.2	$10,166.7	$31,509.9	$24,770.7	27
Numbers may not add due to rounding.
NM - not meaningful
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar.
(4) Zyprexa revenue includes sale of rights for the olanzapine portfolio in July 2023.

Revenue of Mounjaro in the U.S. during the three months ended September 30, 2024 was $2.38 billion compared to $1.28 billion for the three months ended September 30, 2023, reflecting continued strong demand, increased supply and, to a lesser extent, favorable changes to estimates for rebates and discounts. Following higher wholesaler inventory levels at the end of the second quarter of 2024, sales in the U.S. for the three months ended September 30, 2024 were negatively impacted by inventory decreases in the wholesaler channel. Revenue of Mounjaro in the U.S. during the nine months ended September 30, 2024 was $6.32 billion compared to $2.73 billion for the nine months ended September 30, 2023, reflecting continued strong demand, increased supply and higher realized prices due to access and savings card dynamics, as the $25 non-covered benefit expired on June 30, 2023. Revenue outside the U.S. during the three and nine months ended September 30, 2024 was $728.0 million and $1.69 billion, respectively, compared to $132.4 million and $228.4 million during the three and nine months ended September 30, 2023, respectively, primarily driven by increased volume associated with the launch of Mounjaro Kwikpen® in various markets.
Revenue of Trulicity decreased 26 percent and 31 percent in the U.S. during the three and nine months ended September 30, 2024, respectively, driven by decreased volume primarily due to competitive dynamics, partially offset by higher realized prices primarily due to changes to estimates for rebates and discounts. The decrease in volume in the U.S. during the nine months ended September 30, 2024 was also driven by supply constrains during the first half of 2024. Revenue outside the U.S. decreased 12 percent and 14 percent during the three and nine months ended September 30, 2024, respectively, primarily driven by decreased volume due to competitive dynamics. The decrease in volume outside the U.S. during the nine months ended September 30, 2024 was also driven by actions we have taken to manage demand.

Revenue of Verzenio increased 28 percent and 37 percent in the U.S. during the three and nine months ended September 30, 2024, respectively, primarily driven by increased demand and higher realized prices, partially offset by wholesaler buying patterns. Revenue outside of the U.S. increased 38 percent and 40 percent during the three and nine months ended September 30, 2024, respectively, primarily driven by increased demand.
Revenue of Zepbound in the U.S. during the three and nine months ended September 30, 2024 was $1.26 billion and $3.02 billion, respectively. Following higher wholesaler inventory levels at the end of the second quarter, sales in the U.S. for the three months ended September 30, 2024 were negatively impacted by inventory decreases in the wholesaler channel.
Revenue of Taltz increased 18 percent and 15 percent in the U.S. during the three and nine months ended September 30, 2024, respectively, driven by increased demand and higher realized prices, partially offset by wholesaler buying patterns. Revenue outside the U.S. increased 19 percent and 21 percent during the three and nine months ended September 30, 2024, respectively, driven by increased demand.
Revenue of Jardiance decreased 19 percent and was flat in the U.S. during the three and nine months ended September 30, 2024, respectively. The decrease in revenue in the U.S. for the three months ended September 30, 2024 was driven by lower realized prices, partially offset by increased demand. Revenue outside the U.S. increased 23 percent and 24 percent during the three and nine months ended September 30, 2024, respectively, driven by increased volume. See Note 4 to the consolidated condensed financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Gross margin	$9,268.3	$7,638.5	21	$25,495.4	$19,476.5	31
Gross margin as a percent of revenue	81.0%	80.4%		80.9%	78.6%
Research and development	$2,734.1	$2,409.1	13	$7,968.1	$6,750.7	18
Marketing, selling, and administrative	2,099.8	1,803.9	16	6,169.3	5,478.5	13
Acquired in-process research and development (IPR&D)	2,826.4	2,975.1	(5)	3,091.2	3,177.2	(3)
Asset impairment, restructuring, and other special charges	81.6	—	NM	516.6	—	NM
Other–net, (income) expense	(62.0)	23.2	NM	108.5	24.3	NM
Income taxes	618.1	484.6	28	1,461.5	995.1	47
Effective tax rate	38.9%	113.4%		19.1%	24.6%
NM - not meaningful
Gross margin as a percent of revenue for the three and nine months ended September 30, 2024 increased 0.6 percentage points and 2.3 percentage points compared with the three and nine months ended September 30, 2023, respectively, primarily driven by favorable product mix and higher realized prices, partially offset by the sale of rights for the olanzapine portfolio in the third quarter of 2023 and higher manufacturing costs.
Research and development expenses increased 13 percent and 18 percent for the three and nine months ended September 30, 2024, respectively, driven by continued investments in our early and late-stage portfolio.
Marketing, selling, and administrative expenses increased 16 percent and 13 percent for the three and nine months ended September 30, 2024, respectively, primarily driven by promotional efforts supporting ongoing and future launches.

Acquired IPR&D charges for the three and nine months ended September 30, 2024 were primarily related to the acquisition of Morphic. Acquired IPR&D charges for the three and nine months ended September 30, 2023 were primarily related to the acquisitions of DICE Therapeutics, Inc., Versanis Bio, Inc., and Emergence Therapeutics AG. See Note 3 to the consolidated condensed financial statements.
Asset impairment, restructuring, and other special charges for the three months ended September 30, 2024 were primarily related to impairment of an intangible asset associated with a molecule in development. For the nine months ended September 30, 2024 asset impairment, restructuring, and other special charges also included charges related to litigation. See Note 5 to the consolidated condensed financial statements for additional information.
Other–net, (income) expense included net investment (gains) losses on equity securities of $(112.4) million and $29.5 million for three and nine months ended September 30, 2024, respectively, and $62.9 million and $141.5 million for three and nine months ended September 30, 2023, respectively. See Note 12 to the consolidated condensed financial statements for additional information.
The effective tax rates were 38.9 percent and 19.1 percent for the three and nine months ended September 30, 2024, respectively, and 113.4 percent and 24.6 percent for the three and nine months ended September 30, 2023, respectively, primarily driven by unfavorable tax impacts of non-deductible acquired IPR&D charges, with a larger impact occurring in 2023.

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
We are making investments in global facilities to manufacture existing and future products. These investments, and other capital investments that support our operations, have increased our capital expenditures and will result in higher capital expenditures over the next several years.
As we expand our manufacturing capacity in order to meet existing and expected demand of our medicines, we have entered, and expect to continue to enter, into various agreements for contract manufacturing and for supply of materials. The executed agreements could, under certain circumstances, require us to pay up to approximately $11.5 billion if we do not purchase specified amounts of goods or services primarily related to our incretin medicines over the durations of the agreements, which are generally up to 8 years.
In the third quarter of 2024, we acquired Morphic for approximately $2.67 billion, net of cash acquired. We funded this acquisition with proceeds from the issuance of debt. See Note 3 and Note 7 to the consolidated condensed financial statements for additional information.
Cash and cash equivalents increased to $3.37 billion as of September 30, 2024, compared with $2.82 billion as of December 31, 2023. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the nine months ended September 30, 2024 and 2023.
In addition to our cash and cash equivalents, we held total investments of $3.35 billion and $3.16 billion as of September 30, 2024 and December 31, 2023, respectively. See Note 7 to the consolidated condensed financial statements for additional information.
As of September 30, 2024, total debt was $31.12 billion, an increase of $5.89 billion compared with $25.23 billion as of December 31, 2023. In August 2024, we issued $5.00 billion of fixed-rate notes and used a portion of the net cash proceeds to fund the acquisition of Morphic and related fees and expenses, with any remaining funds used for general business purposes, including the repayment of outstanding commercial paper. In February 2024, we issued $6.50 billion of fixed-rate notes and used, or may be using, the net cash proceeds for general business purposes, including the repayment of outstanding commercial paper, repayment of current maturities of long-term debt, and repayment of the $750.0 million of fixed-rate notes due in 2026. See Note 7 to the consolidated condensed financial statements for additional information.

As of September 30, 2024, we had a total of $8.42 billion of unused committed bank credit facilities, $8.00 billion of which is available to support our commercial paper program. See Note 7 to the consolidated condensed financial statements for additional information. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the nine months ended September 30, 2024, we repurchased $521.1 million of shares under our $5.00 billion share repurchase program authorized in May 2021. As of September 30, 2024, we had $1.98 billion remaining under this program.
During the nine months ended September 30, 2024, we paid dividends of $3.51 billion, or $3.90 per share, to our shareholders. In October 2024, we declared a dividend for the fourth quarter of 2024 of $1.30 per share of outstanding common stock. The dividend of approximately $1.17 billion is payable on December 10, 2024 to shareholders of record at the close of business on November 15, 2024.
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
We routinely post important information for investors in the “Investors” section of our website, www.lilly.com. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. We and our executive officers may also use social media channels to communicate with investors and the public about our business, products and other matters, and those communications could be deemed to be material information. The information contained on, or that may be accessed through, our website or our or our executive officers' social media channels, is not incorporated by reference into, and is not a part of, this Quarterly Report on Form 10-Q.

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
Our management, with the participation of David Ricks, president and chief executive officer, and Lucas Montarce, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2023) as of September 30, 2024, and concluded that they were effective.
(b)Changes in Internal Controls. During the third quarter of 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended September 30, 2024:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2024	—	$—	—	$2,500.0
August 2024	—	—	—	2,500.0
September 2024	582	896.13	582	1,978.9
Total	582	896.13	582
During the three months ended September 30, 2024, we repurchased $521.1 million of shares under our $5.00 billion share repurchase program authorized in May 2021.

Item 5. Other Information
On September 11, 2024, Daniel Skovronsky, M.D., Ph.D., executive vice president, chief scientific officer and president, Lilly research laboratories and Lilly immunology, adopted a sales plan (Plan). The Plan was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act of 1934 and our policies regarding trading in our securities. The Plan calls for the sale of up to 5,000 shares of company common stock between February 10, 2025 and September 8, 2025 subject to the terms and conditions of the Plan.

Item 6. Exhibits
The following documents are filed as a part of this Quarterly Report:

Exhibit	Description
3.1	Amended Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 4, 2022

3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 4, 2022

31.1	Rule 13a-14(a) Certification of David Ricks, Chair, President, and Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Lucas Montarce, Executive Vice President and Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files (embedded within the Inline XBRL document)*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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

ELI LILLY AND COMPANY
(Registrant)

Date:	October 30, 2024	/s/ Lucas Montarce
Lucas Montarce
Executive Vice President and Chief Financial Officer
Date:	October 30, 2024	/s/ Donald Zakrowski
Donald Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer