Form 10-K
period 2024-12-31
ELI LILLY & Co
filed 2025-02-19
CIK 59478

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter: approximately $769,792,000,000.
Number of shares of common stock outstanding as of February 14, 2025: 948,169,999
Portions of the Registrant's Proxy Statement for the 2025 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Eli Lilly and Company
Form 10-K
For the Year Ended December 31, 2024

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
•safety or efficacy concerns associated with our or competitive products;
•dependence on relatively few products or product classes for a significant percentage of our total revenue and a consolidated supply chain;
•the expiration of intellectual property protection for certain of our products and competition from generic and biosimilar products;
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
•the use of artificial intelligence or other emerging technologies in various facets of our operations may exacerbate competitive, regulatory, litigation, cybersecurity, and other risks;
•the impact of global macroeconomic conditions, including uneven economic growth or downturns or uncertainty, trade disruptions, international tension, conflicts, regional dependencies, or other costs, uncertainties, and risks related to engaging in business globally;
•devaluations in foreign currency exchange rates, changes in interest rates, and inflation or deflation;
•significant and sudden declines or volatility in the trading price of our common stock and market capitalization;
•litigation, investigations, or other similar proceedings involving past, current, or future products or activities;
•changes in tax law and regulation, tax rates, or events that differ from our assumptions related to tax positions;

•regulatory changes and developments;
•regulatory oversight and actions regarding our operations and products;
•regulatory compliance problems or government investigations;
•risks from the proliferation of counterfeit, misbranded, adulterated, or illegally compounded products;
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

Trademarks and Trade Names
All trademarks or trade names referred to in this Annual Report on Form 10-K are the property of the company, or, to the extent trademarks or trade names belonging to other companies are referenced in this Annual Report on Form 10-K, the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that the company or, to the extent applicable, their respective owners will not assert, to the fullest extent under applicable law, the company’s or their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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
We manufacture and distribute our products through facilities in the United States (U.S.), including Puerto Rico, and in Europe and Asia. Our products are sold in approximately 95 countries.
Products
Our products include:

Therapeutic area	Products	Certain Indications
Cardiometabolic Health products	Basaglar	In collaboration with Boehringer Ingelheim, a long-acting human insulin analog for the treatment of diabetes.
	Humalog, Humalog Mix 75/25, Humalog U-100, Humalog U-200, Humalog Mix 50/50, insulin lispro, insulin lispro protamine, and insulin lispro mix 75/25	Human insulin analogs for the treatment of diabetes.
	Humulin, Humulin 70/30, Humulin N, Humulin R, and Humulin U-500	Human insulins of recombinant DNA origin for the treatment of diabetes.
Jardiance
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

Mounjaro
A glucose-dependent insulinotropic polypeptide and glucagon-like peptide-1 receptor agonist, for the treatment of adults with type 2 diabetes in combination with diet and exercise to improve glycemic control.

Trulicity
For the treatment of type 2 diabetes in adults and pediatric patients 10 years of age and older; and to reduce the risk of major adverse cardiovascular events in adult patients with type 2 diabetes and established cardiovascular disease or multiple cardiovascular risk factors.

Zepbound
For the treatment of adults with obesity or overweight with at least one weight-related comorbid condition in combination with a reduced-calorie diet and increased physical activity; and for the treatment of moderate to severe obstructive sleep apnea in adults with obesity in combination with a reduced-calorie diet and increased physical activity (relevant indications marketed under Mounjaro in various markets outside the U.S.).

Therapeutic area	Products	Certain Indications
Oncology products	Cyramza
For use as monotherapy or in combination with another agent as a second-line treatment of advanced or metastatic gastric cancer or gastro-esophageal junction adenocarcinoma; in combination with another agent as a second-line treatment of metastatic non-small cell lung cancer (NSCLC); in combination with another agent as a second-line treatment of metastatic colorectal cancer; as a monotherapy as a second-line treatment of hepatocellular carcinoma; and in combination with another agent as a first-line treatment of adult patients with metastatic NSCLC with activating epidermal growth factor receptor (EGFR) mutations.

Erbitux
Indicated both as monotherapy and in combination with another agent for the treatment of certain types of colorectal cancers; and as monotherapy, in combination with chemotherapy, or in combination with radiation therapy for the treatment of certain types of head and neck cancers.

Jaypirca
For the treatment of adult patients with relapsed or refractory mantle cell lymphoma (MCL) after at least two lines of systemic therapy, including a BTK inhibitor; and for the treatment of adult patients with chronic lymphocytic leukemia or small lymphocytic lymphoma who have received at least two prior lines of therapy, including a BTK inhibitor and a BCL-2 inhibitor.

Retevmo
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

Tyvyt
In collaboration with Innovent Biologics, Inc., for the treatment of relapsed or refractory classic Hodgkin's lymphoma; for the first-line treatment of non-squamous NSCLC in combination with Alimta and another agent; for the first-line treatment of squamous NSCLC in combination with two other agents; for the first-line treatment of hepatocellular carcinoma in combination with another agent; for the first-line treatment of esophageal squamous cell carcinoma in combination with certain other agents; for the first-line treatment of gastric cancer in combination with two other agents; and, in combination with two other agents, for patients with EGFR-mutated non-squamous NSCLC that progressed after EGFR-tyrosine kinase inhibitor therapy, each in China.

Verzenio
For use as monotherapy or in combination with endocrine therapy for the treatment of HR+, HER2- metastatic breast cancer, and in combination with endocrine therapy for treatment of HR+, HER2-, node positive, early breast cancer at high risk of recurrence.

Therapeutic area	Products	Certain Indications
Immunology products	Ebglyss	For the treatment of adult and adolescent patients 12 years or older with moderate to severe atopic dermatitis (in Europe, in collaboration with Almirall S.A.).
Olumiant
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

	Omvoh	For the treatment of moderately to severely active ulcerative colitis in adults and for the treatment of moderately to severely active Crohn's disease in adults.
Taltz
For the treatment of adults and pediatric patients aged 6 years or older with moderate to severe plaque psoriasis; adults with active psoriatic arthritis; adults with ankylosing spondylitis; and adults with active non-radiographic axial spondyloarthritis.

Neuroscience products	Emgality	For migraine prevention and the treatment of episodic cluster headache in adults.
	Kisunla	For adults with early symptomatic Alzheimer's disease with confirmed amyloid pathology and with mild cognitive impairment or mild dementia stage of disease.
Marketing and Distribution
We sell most of our products worldwide. We adapt our marketing methods and product emphasis in various countries to meet local customer needs and comply with local regulations.
U.S.
We educate healthcare providers about our products in various ways, including promoting in online channels, distributing literature and samples of certain products to physicians, and exhibiting at medical meetings. In addition, we advertise certain products directly to consumers in the U.S., and we maintain websites and other media channels (e.g., social media) with information about our major products. Promotion of our major products in the U.S. includes engagement by employee or contracted sales representatives with physicians and other healthcare professionals.
Our account managers service wholesalers, pharmacy benefit managers, managed care organizations, group purchasing organizations, government and long-term care institutions, hospitals, and certain retail pharmacies. We enter into arrangements with these organizations to provide discounts or rebates on our products.
In the U.S., most of our products are distributed through wholesalers that serve pharmacies, physicians and other healthcare professionals, and hospitals. In 2024, 2023, and 2022, three wholesale distributors in the U.S.—McKesson Corporation, Cencora, Inc., and Cardinal Health, Inc.—each accounted for a significant percentage of our consolidated revenue. No other customer accounted for more than 10 percent of our consolidated revenue in any of these years. For additional information, see Item 8, "Financial Statements and Supplementary Data—Note 2: Revenue."
We recently launched LillyDirect, a direct-to-consumer digital health care platform designed to, among other things, provide patients in the U.S. living with obesity, migraine and diabetes with tools to help them access care from independent healthcare providers, as well as the option for home delivery of select prescribed Lilly medicines through third-party pharmacies. Programs to assist patients in adhering to treatment plans are also available for use. We have launched, and continue to explore, new partnerships and tools, including through LillyDirect, to expand access to our medicines. New initiatives may expose us to new risks or exacerbate existing risks. See, for examples, Item 1A, "Risk Factors—Risks Related to Our Operations—Failure, inadequacy, breach of, or unauthorized access to, our IT systems or those of our third-party service providers, unauthorized access to our confidential information, or violations of data protection laws, could each result in material harm to our business and reputation" and "Risk Factors—Risks Related to Litigation and Government Regulation—Regulatory compliance problems could be damaging to the company."
Outside the U.S.
The products we market and their distribution vary from country to country. Outside the U.S., we promote our products to healthcare providers through sales representatives and other channels. We maintain our own sales organizations in many countries. We also often utilize third parties for commercial sales operations, some of which are engaged through distribution and promotion arrangements.
Marketing Collaborations
Certain of our products are marketed in arrangements with other pharmaceutical companies. For example, we and Boehringer Ingelheim have a global agreement to develop and commercialize a portfolio of diabetes products, including Jardiance, Glyxambi, Synjardy, and Trijardy XR.
For additional information, see Item 8, "Financial Statements and Supplementary Data—Note 4: Collaborations and Other Arrangements."
Competition
Our products compete globally with many other pharmaceutical products in highly competitive markets.
Important competitive factors include effectiveness, safety, availability, ease of use, and overall patient experience; formulary placement, price, payer coverage and reimbursement rates, and demonstrated cost-effectiveness; regulatory approvals; marketing effectiveness; and research and development of new products, processes, modalities, indications, and uses. Early market entry and rapid patient access can also be important to achieve product acceptance and success. Barriers to reimbursable patient access in some cases include default payer coverage restrictions for our medicines. For example, in the U.S., anti-obesity medicines are often excluded from commercial benefit plans. Self-insured employers must opt in for coverage of these medicines. Medicare and payers in various international markets also have not covered anti-obesity medicines for weight loss. Our anti-obesity medicines comprise a significant portion of our revenues, and barriers to reimbursable patient access may impact our sales volumes, business, and results of operations.
Most new products or uses that we introduce must compete with other branded, biosimilar, or generic products already on the market or that are later developed. When new products, uses, or delivery systems with therapeutic, convenience, or cost advantages are introduced, including by developing new modalities, our existing products become subject to decreased sales volumes, progressive price reductions, or both.
We believe our long-term competitive success depends on discovering and developing or acquiring innovative, cost-effective products that provide improved outcomes for patients and deliver value to payers, and continuously improving the productivity of our operations in a highly competitive environment. There can be no assurance that our efforts will result in commercially successful products, and it is possible that our products or indications will be, or will become, uncompetitive from time to time. See also "—Competition—U.S. Private Sector Dynamics."
Generic Pharmaceuticals, Biosimilars, and Compounding
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
Compounding
In recent periods, we have seen an increase in the production, marketing, and sale of counterfeit, misbranded, adulterated, and compounded incretins. These practices may impact patient safety, undermine regulatory drug approval processes, and present market risks. If inadequately regulated, these practices could materially impact our business and reputation, including by creating consumer confusion or misperceptions about the safety and efficacy of our genuine products, diversion of potential sales, and potential net price erosion for our products. See Item 1, "Business—Government Regulation of Our Operations and Products," for additional information on market risks related to counterfeit, misbranded, adulterated, and compounded medicines.
U.S. Private Sector Dynamics
In the U.S. private sector, consolidation and integration among healthcare organizations significantly affects the competitive marketplace for pharmaceuticals. Health plans, managed care organizations, pharmacy benefit managers, wholesalers, pharmacies, and other supply chain entities have consolidated into fewer, larger entities, thus enhancing their market power and importance. Private third-party insurers, as well as governments, typically maintain formularies that specify coverage (the conditions under which drugs are included on a plan's formulary) and reimbursement (the associated out-of-pocket cost to the consumer) to control costs by negotiating discounts or rebates in exchange for formulary inclusion and placement.
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
The patent protection generally anticipated to be of most relevance to pharmaceuticals is provided by patents claiming the active ingredient (the compound patent) for our products, particularly those in major markets such as the U.S., major European countries, and Japan. In general, patents in each relevant country last for a period of 20 years from their filing date, which is often years prior to the launch of a commercial product. Further patent term adjustments and restorations may extend the original patent term:
•Patent term adjustment is available to all U.S. patent applicants to provide relief in the event that a patent grant is delayed during examination by the U.S. Patent and Trademark Office (USPTO).
•Patent term restoration for a single patent for a pharmaceutical product is provided to U.S. patent holders to compensate for a portion of the time invested in clinical trials and the U.S. Food and Drug Administration (FDA) review process. There is a five-year cap on any restoration, and no patent's expiration date may be extended beyond 14 years from initial FDA approval. Some countries outside the U.S. similarly offer forms of patent term restoration. For example, Supplementary Protection Certificates are available to extend the life of a European patent up to an additional five years (subject to a 15-year cap from European Medicines Agency (EMA) approval) and in Japan patent terms can be extended up to five years.
In some cases, the innovator company may retain exclusivity despite approval of the generic, biosimilar, or other follow-on versions of a new medicine beyond the expiration of the compound patent through market dynamics and challenges, later-expiring patents on manufacturing processes, methods of use or formulations, or data protection that may be available under pharmaceutical regulatory laws. The primary forms of data protection are as follows:
•Data package protection generally prohibits regulatory approval of other manufacturers' applications for marketing approval if they rely on the innovator company's regulatory submission data for the drug. The base period is generally five years in the U.S. (12 years for new biologics under the BPCIA, subject to certain conditions), effectively 10 years in Europe, and eight years in Japan, which can be extended to 10 years with qualifying pediatric studies. The period begins on the date of product approval and runs concurrently with the patent term for any relevant patents. Legislative bodies in the European Union (EU) are discussing proposed reductions in data protection periods but it remains uncertain if, or when, these proposals might be adopted.
•In the U.S., the FDA has the authority to grant additional data protection for approved drugs where the sponsor conducts specified testing in pediatric populations within a specified time period. If granted, this "pediatric exclusivity" provides an additional six months of exclusivity, which is added to the term of data protection, orphan drug exclusivity and, for products other than biologics, pediatric exclusivity is also added to the term of any relevant and non-expired patents.
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

Our Intellectual Property Portfolio
We consider intellectual property protection for certain products, processes, uses, and formulations to be important to our business. In addition to the patents and data protection identified below, we may hold patents on manufacturing processes, formulations, devices, or uses that provide protection beyond the estimated dates shown below. For approved products, estimated dates include, where applicable, pending or granted patent term extensions. Where granted, estimated dates for approved products also reflect pediatric or orphan drug exclusivity. The length of market exclusivity for our products can be difficult to predict with certainty because of the complex interaction between patent and regulatory forms of exclusivity and the inherent uncertainties regarding patent litigation. There can be no assurance that a particular product will maintain market exclusivity for the duration of the estimated expiry or that exclusivity will be limited to that time frame.
The most relevant patent protection or data protection and associated expiry dates for our major or recently launched patent-protected marketed products are as follows:

Therapeutic Area	Product	Protection	Territory	Estimated Expiry Date
Cardiometabolic Health products	Jardiance	compound patent	U.S.*	2029
			major European countries	2029
			Japan	2030
	Mounjaro/Zepbound	compound patent	U.S.	2036
			major European countries	2037
			Japan	2040
		data protection	U.S.	2027
			major European countries	2033
			Japan	2030
	Trulicity	compound patent	U.S.	2027
			major European countries	2029
			Japan	2029
		biologics data protection	U.S.	2027
		data protection	major European countries	2024

Therapeutic Area	Product	Protection	Territory	Estimated Expiry Date
Oncology products	Cyramza	compound patent	U.S.	2026
			major European countries	2028
			Japan	2026
		biologics data protection	U.S.	2026
		data protection	major European countries	2024
	Jaypirca	compound patent	U.S.	2037
			major European countries	2038
			Japan	2040
		data protection	U.S.	2028
			major European countries	2033
			Japan	2032
	Retevmo	compound patent	U.S.	2037
			major European countries	2037
			Japan	2038
		data protection	U.S.	2025
			major European countries	2031
			Japan	2031
	Verzenio	compound patent	U.S.	2031
			major European countries	2033
			Japan	2034
		data protection	major European countries	2028
			Japan	2026
Immunology products	Ebglyss	compound patent	U.S.	2026
			major European countries	2024
			Japan	2029
		biologics data protection	U.S.	2036
		data protection	major European countries	2033
			Japan	2034
	Olumiant	compound patent	U.S.	2032
			major European countries	2032
			Japan	2033
		data protection	major European countries	2027
			Japan	2025
	Omvoh	compound patent	U.S.	2037
			major European countries	2038
			Japan	2039
		biologics data protection	U.S.	2035
		data protection	major European countries	2033
			Japan	2033
	Taltz	compound patent	U.S.	2030
			major European countries	2031
			Japan	2030
		biologics data protection	U.S.	2028
		data protection	major European countries	2027
			Japan	2024

Therapeutic Area	Product	Protection	Territory	Estimated Expiry Date
Neuroscience products	Emgality	compound patent	U.S.	2033
			major European countries	2033
			Japan	2035
		biologics data protection	U.S.	2030
		data protection	major European countries	2028
			Japan	2029
	Kisunla	compound patent	U.S.	2036
			Japan	2036
		biologics data protection	U.S.	2036
		data protection	Japan	2032
	Reyvow	compound patent	U.S.	2028
			Japan	2028
		data protection	major European countries	2032
			Japan	2032
* Jardiance and the related combination product, Glyxambi.
The following product candidates are the most relevant that are currently under regulatory review. Upon approval, we expect relevant compound patent and data protections to apply:
•Donanemab has been submitted for regulatory review in the EU for the treatment of early Alzheimer's disease.
•Imlunestrant has been submitted for regulatory review in the U.S., the EU, and Japan for the treatment of ER-positive HER2-negative metastatic breast cancer.
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
The patent litigation scheme under the BPCIA, and the BPCIA itself, is complex and continues to be interpreted and implemented by the FDA, as well as by courts. Courts have held that biosimilar applicants are not required to engage in the BPCIA patent litigation scheme and patent holders retain the right to bring suit under normal patent law procedures if a biosimilar applicant attempts to commercialize a product prior to patent expiration. In addition, there is a procedure in U.S. patent law, known as inter partes review (IPR), which allows any member of the public to file a petition with the USPTO seeking the review of any issued U.S. patent for validity. IPRs are conducted before Administrative Patent Judges in the USPTO using a lower standard of proof than used in federal district court and challenged patents are not accorded the presumption of validity. Generic drug companies and even some investment firms have engaged in the IPR process in attempts to invalidate our patents. In recent years, U.S. government officials have proposed the exercise of "march-in-rights" and various other measures that, if enacted, could have a negative impact on our patent rights. We cannot predict the likelihood that these or similar proposals will be adopted, but, if adopted, our business and results of operations could be adversely affected.
Outside the U.S., the legal doctrines and processes by which pharmaceutical patents can be challenged vary widely. In recent years, we have experienced an increase in patent challenges from generic manufacturers in many countries outside the U.S.
For more information on patent challenges and litigation involving our intellectual property rights, see Item 1A, "Risk Factors—Risks Related to Our Business—Our long-term success depends on intellectual property protection; if our intellectual property rights are invalidated, circumvented, or weakened, our business will be adversely affected" and Item 8, "Financial Statements and Supplementary Data—Note 16: Contingencies."
Government Regulation of Our Operations and Products
Our operations are regulated extensively by numerous government agencies. The lengthy process of laboratory and clinical testing, data analysis, manufacturing development, and regulatory review necessary for governmental approvals of our products is extremely costly and can significantly delay product introductions and revenue generation. In addition, our operations are subject to complex federal, state, local, and foreign laws and regulations concerning relationships with healthcare providers and suppliers, pricing and reimbursement for our products, the environment, occupational health and safety, data privacy and security, and other matters. Evolving regulatory priorities have intensified governmental scrutiny of our operations and those of other healthcare intermediaries, including with respect to current Good Manufacturing Practices (cGMP), quality assurance, and similar regulations. Regulatory oversight of the pharmaceutical industry entails judgment and interpretation, which can result in varying interpretations of laws and regulations by health and other authorities. In addition, changing political leadership, including the new presidential administration and regulatory authorities in the U.S., may propose, enact, or pursue policy, regulatory, and enforcement changes that create additional uncertainty for our business. Compliance with the laws and regulations affecting the manufacture and sale of our current products and the discovery, development, and introduction of new products and uses has and will continue to require substantial effort, expense, and capital investment.
Of particular importance to our business is regulation by the FDA in the U.S. Pursuant to laws and regulations that include the Federal Food, Drug, and Cosmetic Act (FDCA) and the Public Health Service Act (PHS), the FDA exercises jurisdiction over all of our products and devices in the U.S. and administers requirements covering the testing, safety, effectiveness, manufacturing, quality control, distribution, labeling, marketing, promotion, advertising, dissemination of information, and post-marketing surveillance of those products and devices. The FDA holds broad discretion under the FDCA to interpret the conditions and evidence necessary for timely approval of and ability to market our drugs and devices as well as those of our competitors. The centrality to our business of the FDA and corresponding international regulators exposes us to risks of oversight, administrative, and enforcement changes, delays, inconsistencies, lapses, or failures, including as may derive from insufficient staffing levels, expertise, or resources.

Following approval, our products must meet, and must continue to comply with, regulation by various government and regulatory agencies in connection with labeling, import, export, sale, storage, recordkeeping, advertising, promotion, and safety reporting. We conduct extensive post-marketing surveillance of the safety of the products we sell and comply with notification requirements related to safety and efficacy, product supply, and other aspects of our products and operations. The FDA may withdraw approval of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after a product reaches the market, including as may be identified through market surveillance or third-party studies involving our products. The FDA may also mandate labeling changes, post-marketing studies, or risk management programs to products at any point in a product's life cycle based on new safety information or as part of a labeling change to a particular class of products. In addition, the FDA strictly regulates marketing, labeling, advertising, and promotion of products to prescribers and patients. Pharmaceutical products may be promoted only for approved indications and in accordance with the provisions of the approved label. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses.
Outside the U.S., our products and operations are subject to similar regulatory requirements, notably by the EMA in Europe, the Ministry of Health, Labor and Welfare in Japan, and the National Medical Products Administration in China. Specific regulatory requirements vary from country to country. Regulatory and compliance requirements, as well as approval processes outside the U.S., differ from those in the U.S. and may involve additional costs, uncertainties, and risks.
The FDA and other regulatory agencies outside the U.S. extensively regulate all aspects of manufacturing quality for pharmaceuticals under their cGMP regulations. Regulators assess compliance with these regulations by inspecting the equipment, facilities, laboratories, and processes used in the manufacturing and testing of our products prior to marketing approval with periodic reinspection thereafter; this may include inspection of our third-party business partners. We make substantial investments of capital and operating expenses to implement comprehensive, company-wide quality systems and controls in our manufacturing, product development, and process development operations in an effort to maintain sustained compliance with cGMP and other regulations. Nonetheless, manufacturing quality and other aspects of pharmaceutical regulatory compliance is heavily scrutinized and results in government investigations, regulatory and legal actions, product recalls and seizures, fines and penalties, interruption of production leading to product shortages, import bans or denials of import certifications, delays or denials in new product approvals, line extensions or supplemental approvals of current products pending resolution of any issues, any of which have and could in the future adversely affect our business and reputation. Certain of our products, devices and components are manufactured by third parties, and their failure to comply with these regulations has and could in the future adversely affect us, including through failure to supply product to us or delays in approvals of new products or indications. Any determination by the FDA or other regulatory authorities of manufacturing or other deficiencies could adversely affect our business and reputation. For more information on product regulation challenges, see Item 1A, "Risk Factors—Risks Related to Our Operations—Reliance on third-party relationships and outsourcing arrangements could adversely affect our business."
We rely on the FDA and other regulatory bodies for appropriate oversight, administration, and enforcement of our industry, anyone marketing or purporting to market medicines, and public health. We have seen an increase in the production, marketing, and sale of counterfeit, misbranded, adulterated, and compounded incretins. In the U.S., these activities include mass compounding based on asserted reliance on regulatory exceptions that permit limited compounding in certain circumstances by certain entities. In contrast to the strict regulation of our facilities and manufacturing practices, these actors have experienced low barriers to entry and a lack of regulatory oversight and enforcement. These practices may impact patient safety and undermine regulatory drug approval processes. If inadequately regulated, these practices could materially impact our business and reputation, including by creating consumer confusion or misperceptions about the safety and efficacy of our genuine products, diversion of potential sales and potential net price erosion for our products.
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
The U.S. Foreign Corrupt Practices Act of 1977 (FCPA) prohibits certain individuals and entities, including U.S. publicly traded companies, from promising, offering, or giving anything of value to foreign officials with the corrupt intent of influencing the foreign official for the purpose of helping the company obtain or retain business or gain any improper advantage. The FCPA also imposes specific recordkeeping and internal controls requirements on U.S. publicly traded companies. As noted above, our business is heavily regulated and therefore involves significant interaction with officials outside the U.S. Additionally, in many countries outside the U.S., healthcare providers who prescribe pharmaceuticals may be employed by the government and purchasers of pharmaceuticals are government entities; therefore, our interactions with these prescribers and purchasers are subject to regulation under the FCPA.
Various other jurisdictions in which we operate and supply our products have laws and regulations aimed at preventing and penalizing corrupt and anticompetitive behavior.
We are, and could in the future become, subject to administrative and legal proceedings and actions, which could include claims for civil penalties (including treble damages), criminal sanctions, and administrative remedies, including exclusion from participation in government healthcare programs. It is possible that an adverse outcome in future actions could have a material adverse impact on our consolidated results of operations, liquidity, and financial position in any given period.
We are also subject to a variety of federal, state, local, and foreign environmental, health and safety, and other laws and regulations that may affect our research, development, or production efforts.
Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access
U.S.
There continues to be considerable public and government scrutiny of pharmaceutical pricing. In addition, U.S. government actions to reduce federal spending on entitlement programs, including Medicare and Medicaid, affects payment for our products or services associated with the provision of our products.
In 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA). Among other measures, the IRA requires the HHS to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Generally, these government prices apply beginning at nine years (for medicines approved under a New Drug Application) or thirteen years (for medicines approved under a Biologics License Application) following FDA approval or licensure for the molecule and are set at a price that generally represents a significant discount from existing prices to wholesalers and direct purchasers. While the law specifies a maximum price that HHS can set, it does not set a minimum price. The Medicare price HHS determines may impact the product’s best price determination under the Medicaid Drug Rebate Program and the 340B Drug Pricing Program, potentially leading to a negative impact on both Medicaid and 340B prices. In August 2023, HHS selected Jardiance, which is part of our collaboration with Boehringer Ingelheim, as one of the first ten medicines subject to government-set prices effective in 2026. In August 2024, HHS announced the government-set prices for these medicines with Jardiance subject to a 66% discount compared to the 2023 U.S. calendar year list price for a 30-day supply and discounts for the other nine medicines ranging from approximately 38% to 79% below list price. Given our product portfolio, we expect additional significant products will be selected in future years, which would have the effect of accelerating revenue erosion prior to expiry of exclusivities. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.
Other IRA provisions require drug manufacturers to provide rebates for Medicare Part B and Part D medicines under certain circumstances. Also, on January 1, 2025 the Part D benefit redesign replaced the Part D Coverage Gap Discount Program (CGDP) with the new Manufacturer Discount Program (MDP). The 70 percent CGDP discount was replaced by a 10 percent MDP discount for all Medicare Part D beneficiaries that have met their deductible and incurred out of pocket drug costs below a $2,000 threshold and a 20 percent MDP discount for beneficiaries that have incurred out of pocket drug costs above the $2,000 threshold under the new Part D benefit redesign. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties, which could be significant.

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
Heightened governmental scrutiny over the manner in which drug manufacturers price their marketed products and the practices of pharmacy benefit managers and other supply chain entities has also resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, require advance notice of list price increases, establish upper payment limits or other restrictions by drug affordability review boards, allow the importation of drugs from other countries, address pharmacy benefit manager practices, and reform government program reimbursement methodologies for drug products. Pharmacy benefit manager reform could be pursued or enacted in 2025. Restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private payers could also adversely impact our business and financial results. Additional policies, regulations, legislation, or enforcement, including those proposed or pursued by the U.S. Congress, the U.S. executive branch and regulatory authorities worldwide, could intensify these efforts and adversely impact our business and consolidated results of operations.
In the U.S., we are required to provide rebates to the federal government and state governments on their purchases of our pharmaceuticals under various federal and state healthcare programs, including state Medicaid and Medicaid Managed Care programs (a minimum of 23.1 percent plus adjustments for price increases above the consumer price index over time) and discounts to private entities who treat patients in certain types of healthcare facilities intended to serve low-income and uninsured patients (known as 340B covered entities). Additionally, an annual fee is imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs, such as Medicare Part B and Part D, and Medicaid.
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
We have implemented a Contract Pharmacy Limited Distribution System applicable to sales through the 340B program, which generally limits distribution of 340B-priced product to: (i) covered entities and their child sites; or (ii) if a covered entity lacks an in-house outpatient pharmacy, a single contract pharmacy designated by a covered entity to establish a 340B bill to/ship to arrangement. Claims-level data is ordinarily required for any contract pharmacy. Our Contract Pharmacy Limited Distribution System contains certain exceptions that permit broader contract pharmacy usage, including for "penny priced" insulin products, provided that the covered entity passes through all discounts to eligible patients at the point of sale and meets other conditions. We believe our Contract Pharmacy Limited Distribution System complies with the 340B statute, but it remains subject to ongoing inquiries and litigation that could have a material impact on our business, as discussed in Item 8, "Financial Statements and Supplementary Data—Note 16: Contingencies." Other aspects of the 340B program, including the manner in which manufacturers can offer 340B pricing, and proper definitions of "patient" and "child site" under the 340B statute, are also subject to ongoing litigation by Lilly and/or other parties, the resolution of which could impact the growth and scope of the 340B program. For example, on November 14, 2024, Lilly sued the Health Resources and Services Administration (HRSA) over its purported rejection of Lilly’s plan to implement a cash replenishment model to make 340B pricing available to 340B covered entities, in place of the current product replenishment model.
Rebates are also negotiated in the private sector. We pay rebates to private payers that provide prescription drug benefits to seniors covered by Medicare and to private payers that provide prescription drug benefits to their customers. These rebates are affected by the introduction of competitive products and generics in the same class.
For a discussion of risks related to how we price our products, see Item 1A, "Risk Factors—Risks Related to Our Business—We are party to litigation and investigations related to our products, how we price or commercialize our products, and other aspects of our business, which could adversely affect our business, and we are self-insured for such matters."

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
In most international markets, we operate in an environment of government-mandated cost-containment programs, which may include price controls, international reference pricing, discounts and rebates, therapeutic reference pricing (to other, often generic, pharmaceutical choices), health technology assessments, regulatory hurdles, restrictions on physician prescription levels, and mandatory generic substitution. In these markets, healthcare services and the determination of pricing and reimbursement for pharmaceutical products are impacted by government control at the point of care or as the primary payer.
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
In Japan, our products can be subject to government-mandated annual price reductions. The government may also order re-pricings for specific products or classes of products if certain criteria are met, including exceeding product use thresholds.
China has introduced and implemented reforms to accelerate access to innovative products and reduce costs. To drive patient access, we seek inclusion of many of our branded products on China's National Reimbursement Drug List, a list of drugs fully or partially reimbursed by China’s national basic health insurance. In exchange for broad access, these products are generally subject to negotiation of significant price concessions. China also utilizes a value-based procurement program process for products that have generic substitutes. As a general matter, products that we choose to tender through this process are similarly subject to price reductions. Our business in China may be significantly impacted by the country's evolving pharmaceutical regulatory environment, including access, intellectual property protection, regulatory enforcement and compliance, and trade policies.
Governments in many emerging markets are also focused on limiting health care costs and have enacted price controls and measures impacting intellectual property. Reforms in our product markets, including those that may stem from periods of uneven economic growth or downturns or uncertainty, or as a result of high inflation, emergence, or escalation of, and responses to, international tension and conflicts, or government budgeting priorities, may continue to result in added pressure on pricing, access, and reimbursement for our products.
We cannot predict the extent to which our business may be affected by current or potential future legislative, regulatory, or payer developments. However, in general we expect to see continued focus on regulating pricing, resulting in additional state, federal, and international legislative and regulatory developments that could have further negative effects on pricing, access, and reimbursement for our products as well as overall operations.
See Item 7, "Management's Discussion and Analysis—Executive Overview—Other Matters—Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access and Certain Other Regulatory Developments," for additional information regarding recent legislative, administrative, and other pricing initiatives and their impact on our results.
Research and Development
Our commitment to research and development dates back nearly 150 years. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2024, we employed approximately 11,000 people in pharmaceutical research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel.

Our internal pharmaceutical research focuses primarily on the areas of immunology, metabolism (including diabetes, obesity and cardiovascular), neuroscience, and oncology. In addition to discovering and developing new medicines, we seek to expand the value of existing products through new uses, formulations, and therapeutic approaches, including complementary delivery devices or diagnostic tools, that can provide additional value to patients.
To supplement our internal efforts, we collaborate with others, including academic institutions and research-based pharmaceutical and biotechnology companies. We use the services of physicians, hospitals, medical schools, and other organizations worldwide to conduct clinical trials to establish the safety and effectiveness of our medicines. We also invest in external research and technologies that we believe complement and strengthen our own efforts. These investments can take many forms, including, among others, licensing arrangements, co-development agreements, co-promotion arrangements, joint ventures, acquisitions, and equity investments.
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
Phases of New Drug Development
•Discovery Phase
In the discovery phase, scientists identify, design, and synthesize promising candidates by analyzing their effect on biological targets considered to play a role in disease. Targets are often unproven and only candidates that are expected to have the desired effect on the target and meet other design criteria move to the next phase of development, which includes the initiation of studies in animals to support regulatory and safety requirements for clinical research in humans. The discovery phase can take years and the probability of any one candidate becoming a medicine is extremely low.
•Early Development Phase
Early development includes initial testing for safety and efficacy and early analyses of manufacturing requirements. Safety testing is initially performed in laboratory tests and animals, as necessary. In general, the first human tests (often referred to as Phase 1) are conducted in small groups of subjects to assess safety and evaluate the potential dosing range. Subsequently, larger populations of patients are studied (Phase 2) to identify signs of efficacy while continuing to assess safety. In parallel, scientists work to identify safe, effective, and economical manufacturing processes. Long-term animal studies may continue to test for potential safety issues. Of the candidates that enter the early development phase, only a fraction move to the late development phase. The early development phase varies but can take several years to complete.
•Late Development Phase
Late phase development projects (typically Phase 3) have met initial safety requirements and shown initial evidence of efficacy in earlier studies. As a result, these candidates generally have a higher likelihood of success and trials include larger patient populations to demonstrate safety and efficacy of the candidate in treating the disease. These studies are designed to demonstrate the benefit and risk of the potential new medicine and may be compared to competitive therapies, placebo, or both. Phase 3 studies are generally conducted globally, are costly, and are designed to support regulatory filings for marketing approval. The duration of Phase 3 testing varies by disease and may take years.
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
See Item 7, "Management's Discussion and Analysis—Executive Overview—Clinical Development Pipeline," for more details about our current product pipeline.

Raw Materials and Product Supply
Most of the principal materials we use in our manufacturing operations are available from more than one source. However, certain materials are procured from a single source. We seek to maintain sufficient inventory to provide reliability of production and manage unforeseen supply variability. However, various developments have led, and may in the future lead, to interruption or shortages in supply until we establish new sources, implement alternative processes, bring new manufacturing facilities online, or pause or discontinue product sales in one or more markets.
Our active ingredient manufacturing and finishing operations, including formulation, filling, assembling, delivery device manufacturing, and packaging, take place at sites in the U.S., including Puerto Rico, Ireland and a number of other sites throughout the world. To support anticipated demand for our current and prospective products, we have undertaken significant manufacturing expansion initiatives. Investments to increase our manufacturing capacity include sites in North Carolina, Wisconsin, Ireland, Germany, and two in Indiana. We also utilize and are expanding arrangements with third parties for certain active ingredient manufacturing, filling, finishing operations, and for device or component production and assembly. Among these third parties, we, and the pharmaceutical industry generally, depend on China-based suppliers for portions of our supply chain. U.S. federal lawmakers are considering legislation that is intended to limit supply chain reliance on China, including the proposed BIOSECURE Act. In addition, historically, geopolitical tensions between the U.S. and China have led to the imposition of tariffs, sanctions, and certain other business restrictions between the U.S. and China. In February 2025, the U.S. presidential administration imposed new tariffs on China and China responded with tariffs on select U.S. goods. If new legislation or additional trade restrictions are adopted or geopolitical tensions were to increase and disrupt our operations in, or related to, China, such disruption could significantly impact our business and results of operations. See Item 1A, "Risk Factors—Risks Related to Our Operations—Reliance on third-party relationships and outsourcing arrangements could adversely affect our business" and "Risk Factors—Risks Related to Doing Business Internationally—Uneven economic growth or downturns or international trade and other global disruptions, geopolitical tensions, or disputes could adversely affect our business and operating results," for additional information.
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
However, pharmaceutical production processes are complex, highly regulated, and vary widely from product to product. Shifting or adding manufacturing capacity is a very lengthy process requiring significant capital expenditures, process modifications, and regulatory approvals. Accordingly, developments such as unanticipated demand, unplanned plant shutdowns, manufacturing or quality assurance difficulties at one of our facilities or contracted facilities, failure or refusal of a supplier or contract manufacturer to supply contracted quantities in a timely manner or at all, increases in demand on a supplier, or difficulties in predicting or variability in demand for and supply of our products and those of our competitors have led, and may in the future lead, to interruption or higher costs in the supply of certain products, product shortages, or pauses or discontinuations of product sales in one or more markets. For example, in periods of 2024, demand for our incretin medicines exceeded production. Supply and channel dynamics in some cases also contribute to variability in financial results for our products from period to period. Further, cost and wage inflation, availability of adequate capacity in global transportation, supply chain complexities, including consolidation therein, labor market issues, international tension and conflicts, uneven economic growth or downturns, an increase in overall demand in our industry for certain products and materials, and public health outbreaks, epidemics, or pandemics, have caused, and in the future may cause, delays or disruptions in and/or increased costs related to distribution of our medicines, the construction or acquisition of manufacturing capacity, procurement activity, and supplier or contract manufacturer arrangements, as well as other general business impacts. For more information on the additional risks we face in connection with any difficulties, disruptions, and shortages in the manufacturing, distribution, and sale of our products, see Item 1A, "Risk Factors—Risks Related to Our Business—Manufacturing, quality, or supply chain difficulties, disruptions, or shortages could lead to product supply problems."

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
Quality of production processes involves strict control of ingredients, equipment, facilities, manufacturing methods, packaging materials, and labeling. We perform tests at various stages of production processes and on the final product in an effort to ensure that the product meets all applicable regulatory requirements and our internal standards. Additional testing for stability over the life of the product is also performed. These tests may involve chemical and physical chemical analyses, microbiological testing, testing in animals, or a combination thereof. Additional assurance of quality is provided by quality assurance groups that audit and monitor all aspects of quality related to pharmaceutical manufacturing procedures and systems in company operations and at third-party suppliers.
Executive Officers of the Company
The following table sets forth certain information regarding our current executive officers.
The term of office for each executive officer expires on the date of the annual meeting of the board of directors, to be held on May 5, 2025 in connection with the company's annual meeting of shareholders, or on the date his or her successor is chosen and qualified. No director or executive officer has a "family relationship" with any other director or executive officer of the company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer or director and any other person pursuant to which the executive officer was selected.

Name	Age	Titles and Business Experience
David Ricks	57	Chair, President, and Chief Executive Officer (CEO) (since 2017). Previously, Mr. Ricks held various leadership roles with Lilly, including senior vice president and president, Lilly Bio-Medicines. Mr. Ricks has 28 years of service with Lilly.
Eric Dozier	58
Executive Vice President, Chief People Officer (since 2022). Previously, Mr. Dozier held various leadership roles with Lilly, including senior vice president, chief commercial officer for Loxo@Lilly, and vice president, global ethics and compliance officer. Mr. Dozier has 27 years of service with Lilly.

Anat Hakim	55	Executive Vice President, General Counsel and Secretary (since 2020). Prior to joining Lilly, Ms. Hakim was senior vice president, general counsel and secretary of WellCare Health Plans, Inc. (WellCare) from 2016 to 2018, and executive vice president, general counsel and secretary of WellCare from 2018 to 2020. Prior to joining WellCare, she served as divisional vice president and associate general counsel of intellectual property litigation at Abbott Laboratories from 2010 to 2013 and divisional vice president and associate general counsel of litigation from 2013 to 2016. Ms. Hakim has five years of service with Lilly.
Edgardo Hernandez	50
Executive Vice President and President, Manufacturing Operations (since 2021). Previously, Mr. Hernandez held various leadership roles with Lilly, including senior vice president, global parenteral drug product, delivery devices and regional manufacturing, and vice president, Fegersheim operations. Mr. Hernandez has 20 years of service with Lilly.

Patrik Jonsson	58	Executive Vice President and President, Lilly Cardiometabolic Health and President, Lilly USA (since 2024). Mr. Jonsson has held various leadership roles with Lilly, including, most recently, as Executive Vice President and President, Lilly Immunology and Lilly USA, and Chief Customer Officer. Previously, he served as senior vice president and president, Lilly Bio-Medicines and president and general manager, Lilly Japan. Mr. Jonsson has 34 years of service with Lilly.
Lucas Montarce	47	Executive Vice President and Chief Financial Officer (since 2024). Most recently, Mr. Montarce served as the president and general manager of Lilly’s Spain, Portugal, and Greece hub, a position he assumed in 2024. Previously Mr. Montarce was group vice president, controller and chief financial officer of Lilly Research Laboratories, vice president, finance and chief financial officer, Lilly International, and vice president, finance and global chief financial officer, Elanco Health. Mr. Montarce has 23 years of service with Lilly.
Diogo Rau	50	Executive Vice President and Chief Information and Digital Officer (since 2021). Prior to joining Lilly, Mr. Rau was senior director of information systems and technology for retail and online stores of Apple Inc. from 2011 to 2021. Prior to his tenure at Apple, he served as a partner at McKinsey & Company. Mr. Rau has four years of service with Lilly.
Melissa Seymour	55	Executive Vice President, Global Quality (since 2024). Prior to joining Lilly, Ms. Seymour was the chief quality officer for Bristol Myers Squibb from 2022 to 2024. Before joining Bristol Myers Squibb, Ms. Seymour was also the chief quality officer at Biogen. Ms. Seymour has one year of service with Lilly.
Daniel Skovronsky, M.D., Ph.D.	51	Executive Vice President, Chief Scientific Officer and President, Lilly Research Laboratories and Lilly Immunology (since 2024). Prior to assuming his current role, Dr. Skovronsky served as Executive Vice President, Chief Scientific and Medical Officer, and President, Lilly Research Laboratories since 2018. Dr. Skovronsky has held other leadership roles with Lilly, including as senior vice president, clinical and product development and vice president, diabetes research. Dr. Skovronsky has 14 years of service with Lilly.
Jacob Van Naarden	40	Executive Vice President and President, Lilly Oncology (since 2021). Previously, Mr. Van Naarden served as chief executive officer-Loxo Oncology at Lilly, and chief operating officer-Loxo Oncology at Lilly. Mr. Van Naarden joined Lilly in 2019 when the company acquired Loxo Oncology, Inc., where he was the chief operating officer. In previous roles, Mr. Van Naarden worked in various biotechnology investing, operating, and advisory capacities, including positions with HealthCor Management, Aisling Capital, and Goldman Sachs. Mr. Van Naarden has six years of service with Lilly.
Anne White	56	Executive Vice President and President, Lilly Neuroscience (since 2021). Previously, Ms. White held various leadership roles with Lilly, including senior vice president and president, Lilly Oncology, vice president of Portfolio Management, Chorus, and Next Generation Research and Development. Ms. White has 29 years of service with Lilly.
Ilya Yuffa	50	Executive Vice President and President, Lilly International (since 2021). Previously, Mr. Yuffa held various leadership roles with Lilly, including senior vice president and president, Lilly Bio-Medicines, vice president of U.S. Diabetes, general manager of Italy Hub, and vice president, global ethics and compliance officer. Mr. Yuffa has 28 years of service with Lilly.
Human Capital Management
Our core values—integrity, excellence, and respect for people—shape our approach to attracting, retaining, engaging, and developing a diverse and highly skilled and ethical workforce. Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative medicines. We believe that fostering a positive culture that values the contributions of our talented colleagues helps drive our success.

We are committed to creating a safe, supportive, ethical, and rewarding work environment through intentional focus on our human capital management process, fairness and nondiscrimination in our employment practices, robust training and development opportunities, and competitive pay and benefits. We believe our dedication to promoting inclusion within our company makes Lilly a stronger and more innovative company. At all times, we seek to hire the most qualified candidate for each open position.
We regularly conduct confidential employee surveys to seek feedback from our workforce on a variety of topics. These results are reviewed and analyzed by our leaders to identify opportunities to adjust our practices and benefits to improve our employees' experience. As a result of our efforts, we believe that we have a high performing, cohesive workforce and that our employee relations are good.
At the end of 2024, we employed approximately 47,000 people, including approximately 25,000 employees outside the U.S. Our employees include approximately 11,000 people engaged in research and development activities.
Strategy and Oversight
We are committed to fairness and nondiscrimination in our employment practices, and we deeply value diverse backgrounds, skills, and global perspectives. Because dedication to human capital management is also a core component of our corporate governance, our board of directors regularly engages with management to monitor human capital management initiatives and progress as part of the overarching framework that guides how we attract, retain, engage, and develop a workforce that aligns with our values and mission.
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
There is a high rate of failure inherent in drug discovery and development. To bring a product from the discovery phase to market takes considerable time and entails significant cost. Failure can occur at any point in the process, including in later stages after substantial investment and following meaningful cost for manufacturing capabilities and inventory to prepare for launch. As a result, a significant portion of funds invested in research and development programs will not generate direct financial returns. New product candidates that appear promising in development or prior to being acquired may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain or maintain necessary regulatory approvals or payer reimbursement or coverage, failure to obtain placement on guidelines or recommendations published by third-party organizations that are commensurate with clinical data, the application of pricing controls, limited scope of approved uses, label changes, changes in the relevant treatment standards or the availability of newer, better, or more cost-effective competitive products, difficulty or excessive costs to manufacture, insufficient infrastructure to support detection, diagnostic or other requisites for treatment, ineffectiveness in connecting with healthcare professionals, including digitally through virtual engagements, or infringement of the patents or intellectual property rights of others. We may also fail to allocate research and development resources efficiently, fail to pursue or invest sufficiently in product candidates or indications that may have been successful, or fail to optimally balance trial design, conduct, and speed to accomplish desired outcomes.
Regulatory agencies establish high hurdles for the efficacy and safety of new products and indications. Delay, uncertainty, unpredictability, and inconsistency in drug approval processes across markets and agencies can result in delays in product launches, lost market opportunities, impairment of inventories, and other negative impacts. In addition, it can be very difficult to predict revenue growth rates of, or variability in demand for, new or future products and indications, which in some cases leads to difficulty meeting product demand or, on the other hand, lower volume growth, excess inventory and related financial charges.
We cannot state with certainty when or whether our products and indications now under development will be approved or launched; whether, if initially granted, such approval will be maintained; whether we will be able to develop, license, or otherwise acquire additional product candidates, indications, or products; or whether our products and indications, once launched, will be commercially successful.
Through internal innovation and business development we must maintain a flow of successful products and indications or line extensions sufficient both to cover our substantial research and development costs and investments and to replace revenues that are lost as profitable products become subject to pricing controls, lose intellectual property exclusivity, or are displaced by competing products or therapies. Failure to timely replenish our product portfolio and pipeline would have a material adverse effect on our business, results of operations, cash flows, and financial position. Our dependence on, or focus in, one or more key products or product classes exacerbates this risk. In addition, the growth of our business and revenue base increases the risk that products developed or acquired by us may not provide adequate value to sustain further long-term growth.
We engage in various forms of business development activities to enhance or refine our product pipeline, including licensing arrangements, co-development agreements, co-promotion arrangements, distribution and promotion agreements, joint ventures, acquisitions, equity investments, and divestitures. There are substantial risks associated with identifying successful business development targets and consummating related transactions. Continued regulatory focus on business combinations in our industry, including by the Federal Trade Commission and competition authorities in Europe and other jurisdictions, and heightened competition for attractive targets has and could continue to delay, jeopardize, or increase the costs of our business development activities. In addition, failures or difficulties in integrating or retaining new personnel or the operations of the businesses, products, or assets we acquire (including related technology, commercial operations, compliance programs, information security, manufacturing, distribution, and general business operations and procedures) may affect our ability to realize the expected benefits of business development transactions and may result in our incurrence of substantial asset impairment or restructuring charges. We also may fail to generate the expected revenue and pipeline enhancement from business development activities due to limited diligence opportunities, unsuccessful clinical trials, issues related to the quality, integrity, or broad applicability of data, regulatory impediments, and manufacturing or commercialization challenges. Additionally, business development activity focused on new modalities may entail additional risks and costs. Business development transactions may not be completed in a timely manner (if at all), may not result in successful development outcomes or successful commercialization of any product, may give rise to legal proceedings or regulatory scrutiny, and may result in charges that negatively impact our financial position or results of operations in any given period.
See Item 1, "Business—Research and Development—Phases of New Drug Development," Item 7, "Management's Discussion and Analysis—Executive Overview—Clinical Development Pipeline" and Item 8, "Financial Statements and Supplementary Data—Note 6: Inventories," for more details about our current product pipeline.
•We and our products face intense competition, including from multinational pharmaceutical companies, biotechnology companies, and lower-cost generic and biosimilar manufacturers, and such competition could have a material adverse effect on our business.
We compete with a large number of multinational pharmaceutical companies, biotechnology companies, and generic pharmaceutical companies and, in many cases, our products compete against the leading products of one or more of our competitors. To compete successfully, we must continue to deliver innovative, cost-effective products through internal innovation or business development that meet important medical needs, provide improved outcomes and a positive consumer experience for patients, and deliver value to payers. Our product revenues and prospects are adversely affected by patient access issues, the introduction by competitors of branded products that are first to market, have better marketplace access, have greater brand recognition or are perceived as superior by the marketplace, by generic or biosimilar versions of our branded products, and by generic or biosimilar versions of other products in the same therapeutic class as our branded products. Our revenues are also adversely affected by treatment innovations, including new or superior modalities, that eliminate or minimize the need for treatment with our existing products, and our existing products could be subject to decreased sales volumes, realized price reductions, or both. In some cases, the introduction of our own innovative products results in these adverse impacts for our preexisting products.
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
Our success depends on a market that is observant of intellectual property rights and regulatory requirements. Developments that undermine that landscape can significantly impact our business and reputation. For example, we have seen an increase in the production, marketing, and sale of counterfeit, misbranded, adulterated, and compounded incretins that could materially impact us. Our actions intended to stop or prevent illegal sales of such medicines may be costly or ineffective. See Item 1, "Business—Government Regulation of Our Operations and Products," for additional information on market risks related to counterfeit, misbranded, adulterated, and compounded medicines. If inadequately regulated, e-

commerce may increase the prevalence of dangerous counterfeit or diverted products and scams, potentially exposing patients to significant risks. Our reputation and business could suffer harm as a result of counterfeit or diverted drugs sold under our brand name, which may also impact our business and financial results.
In addition, we rely on our ability to attract, engage, and retain highly qualified and skilled scientific, technical, management, and other personnel in order to compete effectively. To continue to commercialize our products, and advance the research, development, and commercialization of additional modalities, indications, and product candidates, we have expanded, and will likely need to further expand, our workforce, both in and outside the U.S. We continue to face intense competition for qualified individuals from numerous multinational pharmaceutical companies, biotechnology companies, academic and other research institutions, as well as employers near our manufacturing and other facilities, which has and may continue to increase our labor costs. Our failure to compete effectively for talent could negatively affect sales of our current and any future approved products and indications, and could result in material financial, legal, commercial, or reputational harm to our business.
•Our business is subject to increasing government price controls and other public and private restrictions on pricing, reimbursement, and access for our drugs, which could have a material adverse effect on our results of operations, reputation or business.
Public and private payers continue to take aggressive steps to control their expenditures for pharmaceuticals by placing restrictions on pricing and reimbursement for, and patient access to, our medicines. These pressures have negatively affected, and we expect will continue to negatively affect, our consolidated results of operations. Governments and private payers worldwide have intensified their scrutiny of, and actions intended to address, pricing, reimbursement, and access to pharmaceutical products and are demanding greater commercial and clinical value from pharmaceutical companies in the form of strong product differentiation and demonstrated value. We continue to experience scrutiny on the pricing of current and potential diabetes, obesity, and Alzheimer's disease products due to payer concern over projected growth in these markets and, for certain of these drugs, the anticipated duration of treatment. We have also observed scrutiny of pricing and access disparities across jurisdictions.
Additional policies, regulations, legislation, or enforcement, including because of the regulatory priorities of the U.S. executive branch and regulatory authorities worldwide, could adversely impact our business and consolidated results of operations. For example, in August 2023, HHS selected Jardiance, which is part of our collaboration with Boehringer Ingelheim, as one of the first ten medicines subject to government-set prices in Medicare effective in 2026. In August 2024, HHS announced the government-set prices for these first ten medicines with Jardiance subject to a 66% discount compared to the 2023 U.S. calendar year list price for a 30-day supply and discounts for the other nine medicines ranging from approximately 38% to 79% below list price. Given our product portfolio, we expect additional products will be selected in future years, which would have the effect of accelerating revenue erosion. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations. Within the U.S., state level transparency initiatives, importation rules, reporting requirements, and mandated programs, including the establishment of drug affordability boards with the power to set upper payment limits on certain drugs in state-regulated plans, have also increased administrative costs, in some cases, compromised confidential business practices and otherwise detrimentally impacted our business. Certain states have also undertaken efforts to codify 340B contract pharmacies into statute or impose other state law mandates, which increase the cost of 340B programs. To date, several states have passed contract pharmacy legislation, which have been subject to various legal challenges. For more details, see Item 1, "Business—Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access."
Further, restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private payers, including in relation to the implementation of the IRA, reference pricing, and compulsory licensing, may adversely impact our business and financial results. We continue to experience additional pricing pressures, rebates, clawbacks, and other changes in reimbursement policies and programs resulting from periods of uneven economic growth or downturns or uncertainty, and the emergence or escalation of, and responses to, international tension and conflicts.

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
For more details, see Item 1, "Business—Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access," Item 7, "Management's Discussion and Analysis—Executive Overview—Other Matters—Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access and Certain Other Regulatory Developments" and Item 8, "Financial Statements and Supplementary Data—Note 16: Contingencies."
•Pharmaceutical products can develop safety or efficacy concerns, which could have a material adverse effect on our revenues, income, and reputation.
Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of fixed duration and defined populations. After approval and launch, the products are used for longer periods of time by much larger numbers of patients, which may lead to identifying new safety or efficacy concerns. We and others (including regulatory agencies and private payers) collect extensive information on the efficacy and safety of our marketed products by continuously monitoring the use of our products in the marketplace. In addition, we or others (including our competitors, in some cases) may conduct post-marketing clinical studies on efficacy and safety of our marketed products. New safety or efficacy data may result in product label changes, or other measures that could reduce the product's market acceptance and result in declining sales. Relatedly, safety or efficacy concerns raised about a product in the same class, compounded or counterfeit versions of our products, or products with the same mechanism of action as one of our products or product candidates could be imputed and have an adverse impact on the availability or commercial viability of our products or approval of product candidates. Serious safety or efficacy issues that arise after product approval have, and could in the future, result in voluntary or mandatory product recalls or withdrawals from the market. Safety issues have, and could in the future, result in costly product liability claims. Any of these outcomes could result in material financial, legal, commercial, or reputational harm to our business.
•We derive a significant percentage of our total revenue from relatively few products and sell our products through consolidated supply chain entities, which subjects us to various risks.
We derived direct product and/or collaboration and other revenues of more than $3 billion for each of Mounjaro, Verzenio, Trulicity, Zepbound, Jardiance (including Glyxambi, Synjardy, and Trijardy XR), and Taltz that collectively accounted for 75 percent of our total revenues in 2024. In particular, Mounjaro, Trulicity, and Zepbound accounted for 48 percent of our total revenues in 2024 and we expect cardiometabolic health products to represent a significant and growing portion of our business, revenues, and prospects. Loss of patent protection, changes in prescription rates, material product liability or pricing litigation, unexpected side effects or safety concerns, significant changes or fluctuations in demand, regulatory proceedings and investigations, negative publicity affecting doctor or patient confidence, pressure from existing or new competitive products, pipeline developments by us or our competitors, counterfeit and illegally compounded drugs, changes in labeling, pricing, and insufficient access, or reimbursement, or actual or perceived supply shortages or disruptions for these products or any of our other major products could materially impact our results of operations or result in significant and sudden declines or volatility in the trading price of our common stock and market capitalization.
In addition, in the U.S., most of our products are distributed through a limited number of wholesalers. If one of these significant wholesalers encounters financial or other difficulties or otherwise is unable to support distribution of our products, it could cause disruption to our supply chain or we might be unable to timely collect the amounts that the wholesaler owes us, which could negatively impact our results of operations. See Item 1, "Business—Marketing and Distribution," for more details. Challenges to U.S. retail pharmacies due to pharmacy benefit manager reimbursement pressures, among other things, have resulted in financial difficulties for some pharmacies that may impact patient experiences, lead to determinations by certain pharmacies to not carry one or more of our significant products or threaten the viability of these pharmacies, which could negatively impact our business and results of operations.

Moreover, the negotiating power of health plans, managed care organizations, pharmacy benefit managers, and other supply chain entities has increased due to consolidation, regulatory, and other market impacts, and they, along with governments, increasingly employ formularies to control costs and encourage utilization of certain drugs, including through the use of formulary inclusion, or favorable formulary placement. Such stakeholders have also increasingly imposed utilization management tools to limit access to our products. As these practices expand, including due to potential further consolidation of U.S. private third-party payers, we may face difficulty in obtaining or maintaining timely or adequate pricing or formulary placement of our products. We expect that consolidation of supply chain entities will continue to increase competitive and pricing pressures on pharmaceutical manufacturers.
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
In the ordinary course of their lifecycles, our products lose significant patent protection and/or data protection in the U.S., as well as in key jurisdictions outside the U.S., after a specified period of time. For example, Trulicity will lose significant patent and remaining data protections in the next few years. Some products also lose patent protection as a result of successful third-party challenges. We have faced, and remain exposed to, generic competition following the expiration or loss of such intellectual property protection.
For non-biologic products, loss of exclusivity typically results in the entry of one or more generic competitors, leading to a rapid and severe decline in revenues, especially in the U.S. Generic pharmaceutical companies have in some cases introduced a generic product before resolution of any related patent litigation. For biologics, loss of exclusivity may or may not result in the near-term entry of competitor versions (i.e., biosimilars) due to many factors, including development timelines, manufacturing challenges, and/or uncertainties regarding the regulatory approval pathways.
Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. There is no assurance that the patents we are seeking will be granted or that the patents we hold will be found valid and enforceable if challenged. Third parties may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not be deemed to infringe our patents. Moreover, patents relating to particular products, uses, formulations, or processes may not preclude other manufacturers from employing alternative processes or marketing alternative products or formulations that compete with our patented products. Patents held by third-parties have also contributed, and may in the future contribute, to a decision by us to not pursue all potential indications for a product candidate. In addition, competitors or other third parties may assert claims that our activities infringe patents or other intellectual property rights held by them, or allege a third-party right of ownership in our existing intellectual property. See Item 7, "Management's Discussion and Analysis—Executive Overview—Other Matters—Patent Matters" and Item 1, "Business—Patents, Trademarks, and Other Intellectual Property Rights," for more details.

Patents relating to pharmaceutical products are often obtained early in the development process. Given the limited duration of patent and data protections, the speed with which we develop products, complete clinical testing, receive regulatory approvals, supply commercial products to the market, and obtain public and private payer access are important factors in recouping our development costs and generating financial returns, particularly given regulatory and market dynamics that have and may continue to put pressure on pricing, exclusivity periods, and competition. Delays in achieving these milestones in some cases may limit our ability to capitalize on the innovative medicines that we develop or acquire.
•Our long-term success depends on intellectual property protection; if our intellectual property rights are invalidated, circumvented, or weakened, our business will be adversely affected.
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative medicines. Without strong intellectual property protection, we would be unable to generate the returns necessary to support our significant investments in research and development, as well as the other expenditures required to bring new medicines and indications to the market. Intellectual property protection varies throughout the world and is subject to change over time, depending on local laws and regulations. Changes to such laws, regulations, and enforcement practices could reduce protections for our innovative products and indications. For example, a proposal by the European Commission to revise the EU's general pharmaceutical legislation threatens the predictability and length of certain pharmaceutical intellectual property incentives, including by proposed reductions in data protection periods. Changes proposed by the USPTO and by certain bills in Congress to limit the number of, and differences between, patents obtained could also affect the scope of patent protection for our products in the U.S.
In recent years, U.S. government officials have proposed the exercise of "march-in-rights" and various other measures that, if enacted, could have a negative impact on our patent rights. If any such proposals are adopted, our business and results of operations could be adversely affected.
Also in the U.S., in addition to the process for challenging patents set forth in the BPCIA, which applies to biological products, the Hatch-Waxman Act provides generic companies substantial incentives to seek to invalidate our patents covering small molecule pharmaceutical products. As a result, we expect that our U.S. patents on major pharmaceutical products, including biologics, will continue to be routinely challenged in litigation and may not be upheld. In addition, a separate IPR process currently allows competitors to seek invalidation of patents at the USPTO without the protections of the BPCIA or Hatch-Waxman Act. The use of IPR proceedings after the institution of litigation pursuant to the BPCIA or Hatch-Waxman Act is currently a topic of debate among legislators and the future ability of our competitors to use IPR proceedings as an alternative to Hatch-Waxman Act or BPCIA litigation procedures to challenge our patents remains uncertain. The USPTO issued an interim procedure regarding the use of discretionary denials of IPR proceedings when there is parallel district court litigation. However, it is not clear how this interim procedure could affect the ability of our competitors to institute IPR proceedings after institution of litigation. If our patents are challenged through this expedited review process, even if we prevail in demonstrating the validity of our patent, our win may not preclude future challenges at the PTAB and is not binding on federal district courts, meaning the same patent can be challenged by other competitors.
We face many generic manufacturer challenges to our patents outside the U.S. as well. The entry of generic competitors typically results in rapid and severe declines in revenues. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay significant damages for past infringement or royalties on future sales. In addition, intellectual property protection in certain jurisdictions is weak and we face heightened risks to our intellectual property rights in these jurisdictions, including competition with generic or counterfeit versions of our products at or relatively shortly after launch. See Item 1, "Business—Patents, Trademarks, and Other Intellectual Property Rights" and Item 8, "Financial Statements and Supplementary Data—Note 16: Contingencies," for more details.

Risks Related to Our Operations
•Failure, inadequacy, breach of, or unauthorized access to, our IT systems or those of our third-party service providers, unauthorized access to our confidential information, or violations of data protection laws, could each result in material harm to our business and reputation.
Important confidential information owned by us, our business partners, or other third parties is stored in our information systems, networks, and facilities or those of third parties. This includes valuable trade secrets and intellectual property, clinical trial information, corporate strategic plans, marketing plans, customer information, and personal information, such as employee and patient information (collectively, confidential information). We also rely, to a large extent, on the efficient and uninterrupted operation of complex information technology systems, infrastructure, cloud technologies, and hardware (together, IT systems), some of which are within our control and some of which are within the control of third parties, to accumulate, process, store, and transmit large amounts of confidential information and other data. We are subject to a variety of evolving and developing laws and regulations around the world related to privacy, data protection, and data security. Maintaining the security, confidentiality, integrity, and availability of our IT systems and confidential information is vital to our business. Our failure, or the failure of our third-party service providers, to protect and maintain the security, confidentiality, integrity, and availability of our (or their) IT systems and confidential information and other data could significantly harm our reputation as well as result in significant costs, including those related to fines, penalties, litigation, and obligations to comply with applicable data breach laws. A cybersecurity incident could also impose business costs through lost productivity, disruption to manufacturing, and costs to remediate and recover from the incident.
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
Cyber-attacks are growing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect, mitigate, or prevent. Cyber-attacks come in many forms, including the deployment of harmful malware, exploitation of vulnerabilities (including those of third-party software or systems), denial-of-service attacks, the use of social engineering (including phishing), and other means to compromise the confidentiality, integrity, and availability of IT systems, confidential information, and other data. Breaches resulting in the compromise, disruption, degradation, manipulation, loss, theft, exfiltration, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, interference with, or attack of, our IT systems, products and services, can occur in a variety of ways, including negligent or wrongful conduct by employees or others with permitted access to our systems and information, or wrongful conduct by hackers, competitors, organized criminal groups, nation-states, state-sponsored or affiliated groups, current or former company personnel, and other actors. Our third-party partners, including third-party providers of data hosting or cloud services, as well as suppliers, distributors, alliances, and other third parties with whom we may share data, face similar risks, which could affect us directly or indirectly. Unassociated third parties present further risks, including by propagating and amplifying misinformation related to our products, business, and industry, including through social media. We and others in the healthcare industry have been and continue to be targets for cyber-attacks, and the number of threats has increased over time. Numerous government agencies that monitor and regulate internet and cyber-crime have issued guidance, alerts and directives warning of software vulnerabilities that require immediate patching, malicious actors targeting healthcare-related systems and nation-state sponsored hacking designed to steal valuable information.
The failure, inadequacy, or breach of our IT systems or business processes or controls or procedures, the compromise, disruption, degradation, manipulation, loss, theft, exfiltration, destruction, or unauthorized access to, disclosure or use of, confidential information, or the unauthorized access to, disruption of, or interference with our products and services that rely on IT systems or business processes, could impair our ability to secure and maintain intellectual property rights; result in a product manufacturing interruption or failure, or in the interruption or failure of products or services that rely on IT systems or business processes; damage our operations, patient and other relationships, or reputation; undermine integration activities or otherwise delay or prevent the launch of products; result in unfavorable clinical trial results by virtue of incorrect or unreliable data; expose us to ransom payment, other demands, or paralyze our operations; give rise to legal liability and regulatory action under data protection and privacy laws; require disclosure to government authorities and/or regulators; expose us to civil and criminal investigations; and/or cause us to lose trade secrets or other competitive advantages, which effects could endure for a long period of time. Unauthorized disclosure of personally identifiable information could further expose us to significant sanctions for violations of data privacy laws and regulations around the world, subject us to litigation, and damage public trust in our company. In addition, IT system security in jurisdictions outside the U.S. is weaker and may result in additional costs, uncertainties, and risks.
We are subject to various laws and regulations globally regarding privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer, and security of personal information. The legislative and regulatory environment regarding privacy and data protection is continuously evolving and the subject of significant attention by regulators and private parties globally. Regulators are imposing new data privacy and security requirements, including new and greater monetary fines or penalties for privacy violations, and jurisdictions where we operate have passed, or continue to propose, data privacy legislation and/or regulations. For example, we are subject to existing laws in the EU, United Kingdom, China, and U.S., all of which provide for substantial penalties for noncompliance. Other jurisdictions where we operate have passed, or continue to propose, similar legislation and regulations. Many jurisdictions, including the U.S., the EU, and China have passed, or expect to pass, restrictions on international data transfers. Compliance with current and future laws and regulations requires implementing potentially costly new controls and processes and may restrict certain core activities, including impacting our ability to carry out research and clinical studies across multiple geographies. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.
To date, system inadequacies, inadequate controls or procedures, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, theft, exfiltration, ransomware, cyber-attacks, and the compromise, disruption, degradation, manipulation, loss, theft, exfiltration, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, interference with, or attack of, our IT systems, products and services that we have encountered have not had a material impact on our business strategy, results of operations or financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, operational, legal, business, or reputational losses that may result from an interruption or breach of our IT systems. We continue to implement measures in an effort to protect, detect, respond to, remediate, and minimize or prevent these risks and to enhance the resiliency of our IT systems; however, these measures may not be successful, and we may fail to detect or remediate system inadequacies, inadequate controls or procedures, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, theft, exfiltration, ransomware, cyber-attacks, or other compromises of our systems. Any of these events could result in material financial, operational, legal, business, or reputational harm to our business. For a discussion of our management of cybersecurity risks, see Item 1C, "Cybersecurity—Risk Management and Strategy" and "—Governance."
•Manufacturing, quality, or supply chain difficulties, disruptions, or shortages could lead to product supply problems.
We are continuing the significant expansion of our manufacturing capabilities and substantial investment in long-term supply agreements to fortify supply and support anticipated demand for our products. Pharmaceutical manufacturing is complex and highly regulated. Manufacturing or quality assurance difficulties at our facilities or those of our contractors and suppliers, the failure or refusal of a supplier or contract manufacturer to supply contracted quantities in a timely manner or at all, or increases in demand on a supplier with constrained capacity have resulted and may in the future result in delays and disruptions in the manufacturing, distribution, and sale of our products and/or product shortages, leading to lost revenue, reduced market opportunities, and the possibility of additional market entrants. In select cases, supply constraints may also lead to pauses, discontinuations, or other product availability issues in one or more markets, which could have a material adverse effect on our consolidated results of operations, cash flows, and reputation. Further, cost inflation and global transportation and logistics challenges, as well as tight labor markets, have caused, and in the future may cause, delays in, and/or increase costs related to, distribution of our medicines, the construction or other acquisition of additional manufacturing capacity, procurement activity, and supplier or contract manufacturer arrangements. These disruptions and challenges could result from actual or perceived quality, oversight, or regulatory compliance problems; natural disasters (including increased instances or severity of natural disasters or other events that may be due to climate change), public health outbreaks, epidemics, or pandemics; periods of uneven economic growth or downturns; emergence or escalation of, and responses to international tension and conflicts; equipment, mechanical, data, or IT system vulnerabilities, such as system inadequacies, inadequate controls or procedures, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, theft, exfiltration, ransomware or other cyber-attacks from a variety of sources; labor shortages; challenges and complexities in manufacturing new drug modalities; contractual disputes with our suppliers and contract manufacturers; vertical integration by competitors within our supply chain; or inability to obtain single-source or other raw or intermediate materials. Regional or single source dependencies may in some cases accentuate risks related to manufacturing and supply. For example, we, and the pharmaceutical industry generally, depend on China-based suppliers for portions of our supply chain, including integral chemical synthesis, reagents, starting materials, and ingredients. Finding alternative suppliers if and as necessary due to geopolitical developments or otherwise may not be feasible or could take a significant amount of time and involve significant expense due to the nature of our products and the need to obtain regulatory approvals which would cause disruptions to patients and detrimentally impact our business. See, Item 1A, "Risk Factors—Risks Related to Our Operations—Reliance on third-party relationships and outsourcing arrangements could adversely affect our business," and "Risk Factors—Risks Related to Doing Business Internationally—Uneven economic growth or downturns or international trade and other global disruptions, geopolitical tensions, or disputes could adversely affect our business and operating results" for more details. Supply and channel dynamics in some cases also contribute to variability in financial results for our products from period to period.
Difficulties in predicting or variability in demand and supply for our products and those of our competitors and the very long lead times necessary for the expansion and regulatory qualification of pharmaceutical manufacturing capacity have resulted, and in the future may result, in difficulty meeting demand, or disruptions, shortages, and higher costs in the supply of, our products. For example, at various times during 2024 demand for our incretin medicines exceeded production. While tirzepatide supply currently exceeds demand in the U.S., demand remains dynamic and could be impacted by a variety of factors. Supply considerations will continue to influence the timing and approach (including available presentations) of tirzepatide launches in new markets. Despite our ongoing efforts to meet projected future demand by obtaining additional internal and contracted manufacturing capacity, there can be no assurances that such capacity increases that we expect will be needed to meet future demand will be realized as expected or that we will meet demand in launched markets in the future. Delays or challenges in operationalizing additional manufacturing capacity could limit our ability to capitalize on demand for our products. Conversely, unexpected events that limit demand for our products or anticipated demand for product candidates would undermine our ability to realize the full benefit of significant capital expenditures that we have incurred, and expect to continue to incur, to augment manufacturing capacity, may render built or in process manufacturing capacity unnecessary, and may also subject us to contractual payment obligations, which may be significant. The foregoing risks and uncertainties could negatively impact our consolidated results of operations and reputation. See Item 1, "Business—Raw Materials and Product Supply" and Item 7, "Management's Discussion and Analysis—Financial Condition and Liquidity," for more details.
•Reliance on third-party relationships and outsourcing arrangements could adversely affect our business.
We rely on third parties, including suppliers, distributors, alliances, and collaborations with other pharmaceutical and biotechnology companies, and third-party service providers, for selected aspects of product and clinical development, manufacturing, commercialization, hosting of, and support for, IT systems, product distribution, and certain financial transactional processes. As examples, we outsource the day-to-day management and oversight of some of our clinical trials to contract research organizations, certain active ingredient manufacturing, finishing operations, and device or component production and assembly to contract manufacturing organizations, and the distribution of our products through logistics providers. To support anticipated demand for our current and prospective products, we have expanded relationships with contract manufacturing organizations and other third parties in recent periods.

Outsourcing involves many risks, including the risk that third parties may not perform to our standards or legal requirements; may not produce reliable results; may not perform in a timely manner; may not maintain the confidentiality, integrity, and availability of confidential and proprietary information relating to us, our clinical trial subjects, or patients; may experience disruption or fail to perform due to IT system vulnerabilities, such as inadequacies, inadequate controls or procedures, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, theft, exfiltration, ransomware or other cyber-attacks; may be unable to satisfy their commitments to us in which case we may not be able to achieve acceptable alternative sourcing; or may fail to perform at all. The foregoing risks may be heightened in jurisdictions outside the U.S., where we may have fewer alternative providers as well as face additional costs, uncertainties, and risks. Among other third-party providers, we, and the pharmaceutical industry generally, depend on China-based suppliers for portions of our supply chain. U.S. officials are increasingly considering legislation or other actions that are intended to limit supply chain reliance on China, including the BIOSECURE Act. In February 2025, the U.S. presidential administration imposed new tariffs on Chinese goods and China responded with tariffs on select U.S. goods. If enacted, additional measures could result in supply disruptions or delays, increase costs more significantly, or invite further retaliatory measures, any of which could negatively impact our business. See, Item 1A, "Risk Factors—Risks Related to Doing Business Internationally—Uneven economic growth or downturns or international trade and other global disruptions, geopolitical tensions, or disputes could adversely affect our business and operating results" for additional information. In some cases, product or indication approvals depend on the outcome of regulatory inspections of third parties on which we rely. Third-party inspection outcomes have and may in the future delay or prevent product launches and otherwise negatively affect our business. Failure of third parties to meet their contractual, regulatory, confidentiality, privacy, security, or other obligations to us, our clinical trial subjects, and our patients could have a material adverse effect on our business and could also result in non-compliance with legal or regulatory requirements or industry standards or subject us to reputational harm.
•Our use of artificial intelligence (AI) or other emerging technologies could adversely impact our business and financial results.
We deploy AI and other emerging technologies in various facets of our operations and we continue to explore further use cases for AI. The rapid advancement of these technologies presents opportunities for us in research, manufacturing, commercialization, and other business endeavors but also entails risks, including that AI-generated content, analyses, or recommendations we utilize could be deficient, or that our competitors may more quickly or effectively adopt AI capabilities. Our use of AI or other emerging technologies could also exacerbate regulatory, cybersecurity and other significant risks.
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
The emergence of AI and other technologies may exacerbate other risks, including those related to regulation, litigation, compliance issues, ethical concerns, confidentiality, and data privacy or security. For example, regulatory uncertainty related to AI or other emerging technologies may require significant resources to adjust business practices to comply with developing laws. Several governmental authorities have already proposed or enacted laws and other guidance governing AI, such as the EU Artificial Intelligence Act. These and other developing obligations may prevent or make it harder for us to conduct or enhance our business using AI, or lead to regulatory fines, penalties, or other liability. Further, use of AI technologies could lead to unintended consequences, such as data leakage, healthcare fraud and abuse, cybersecurity incidents, intellectual property infringement, or unintended biases.
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
In addition, significant portions of our business are conducted in Europe, Asia, and other international geographies. Trade and other global disputes and interruptions, including related to tariffs, trade protection measures, import or export licensing requirements, the imposition of trade sanctions or similar restrictions by the U.S. or other governments, international tension and conflicts, as well as economic stagnation, cost inflation, strains on global transportation, manufacturing, and labor markets, and public health outbreaks, epidemics, or pandemics affect our ability to do business. Among other risks, the use of tariffs and other trade restrictions increase costs and may impact clinical trials or sales of our products, or otherwise complicate aspects of our business. In particular, tensions between the U.S. and China, which have already led to a series of tariffs and sanctions, as well as other business restrictions, could further escalate based on additional trade restrictions or retaliation thereto. In February 2025, the U.S. presidential administration imposed new tariffs on Chinese goods and China responded with tariffs on select U.S. goods. Additionally, tariffs were proposed or threatened with respect to other jurisdictions, including Mexico, Canada and Europe. If geopolitical tensions were to increase and disrupt our operations in, or related to, China or other major international geographies, such disruption would significantly impact our business. See Item 1A, "Risk Factors—Risks Related to Our Operations—Reliance on third-party relationships and outsourcing arrangements could adversely affect our business," for additional information. As a further example, the financial impact of higher energy prices, defense spending, and geopolitical and economic disruptions, has further exacerbated financial pressures on governments with single-payer or government funded healthcare systems, leading to increased impetus for increases in rebates, clawbacks, and other reforms to reimbursement systems, particularly in Europe. These and similar events have adversely affected, and may continue to adversely affect, us, our business partners, and our customers. For more details, see Item 1, "Business—Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access."
In addition to developments related to our business or financial results, or those of our competitors, uneven economic growth, downturns, or other negative global developments, could also undermine our growth or result in significant and sudden declines in the trading price of our common stock and market capitalization.
•Changes in foreign currency rates, interest rate risks, and inflation or deflation affect our results of operations.
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, interest rate risk from our exposure to floating and variable interest rates, and existing and expected rates of inflation or deflation in the U.S. and other jurisdictions, each of which impacts our results of operations. In recent periods, significant fluctuations in currency rates and inflation have impacted our results of operations. We are a net receiver of foreign currencies, and our results of operations are adversely impacted when the U.S. dollar is strong compared to foreign currencies. Further, in the event of an extreme devaluation of local currency in a particular market in which we operate, the price of our products could become unsustainable in the relevant market. Inflationary pressures in recent periods have also negatively impacted us and may continue to negatively impact us in various ways, including cost inflation, higher labor costs, and other higher expenses, with some of these higher expenses due in part to policy actions intended to curb inflation. See Item 7, "Management's Discussion and Analysis—Financial Condition and Liquidity" and Item 8, "Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies and Implementation of New Financial Accounting Standards," for more details.

Risks Related to Litigation and Government Regulation
•We are party to litigation and investigations related to our products, how we price or commercialize our products, and other aspects of our business, which could adversely affect our business, and we are self-insured for such matters.
We are subject to a substantial number of claims, litigation, and investigations involving various current and historical products and practices. These claims relate to how we commercialize and/or how we price our products, product safety, our operations as well as contractual matters and other disputes. We have also filed lawsuits and taken other legal actions to protect our intellectual property and address unlawful practices. See Item 8, "Financial Statements and Supplementary Data—Note 16: Contingencies," for more information on certain matters. Like many companies in our industry, from time to time investigations into aspects of our business include inquiries, subpoenas, and other types of information demands from government and regulatory authorities. There continues to be a significant volume of government and regulatory investigations and litigation against companies operating in our industry, as well as robust regulatory enforcement. Because of the nature of pharmaceutical products, we are, and could in the future become, subject to large numbers of product liability claims for our previous, current, or future products, or to further litigation or investigations, including related to product safety and pricing or other commercial practices. Some of these matters involve numerous plaintiffs and parties seeking large or indeterminate financial claims and may remain unresolved for several years. Such matters could negatively impact our reputation, affect our results of operations or require us to recognize substantial charges to resolve and, if involving marketed products, could adversely affect sales of the product and our consolidated results of operations in any given period. Where we are the plaintiff or complainant, we may be unsuccessful in protecting our intellectual property or mitigating harm to us from unlawful practices. Due to a very restrictive market for liability insurance, we are predominately self-insured for litigation liability losses for all of our products, as well as for litigation or investigations related to our pricing practices or other similar matters.
•We are subject to evolving and complex tax laws, which may result in additional liabilities and affect our results of operations.
We are subject to income taxes in the U.S. and numerous other jurisdictions, and in the course of our business, we make judgments about the expected tax treatment of various transactions and events. Changes in tax laws, regulations, administrative practices, principles, disclosure obligations, and interpretations, as well as events that differ from our expectations, have affected and may adversely affect our effective tax rates, cash flows, and/or results of operations. In addition, tax authorities in the U.S. and other jurisdictions in which we do business routinely examine our tax returns and are expected to increase their scrutiny and examinations of cross-border tax issues, which could unfavorably impact our results of operations and cash flows. Further, actions taken with respect to tax-related matters by associations such as the Organisation for Economic Co-operation and Development (OECD) and the European Commission could influence tax laws in countries in which we operate, such as the enactments by both EU and non-EU countries of a global minimum tax. Modifications to key elements of the U.S. or international tax framework could have a significant impact on our effective tax rate, results of operations, and cash flows. See Item 7, "Management's Discussion and Analysis—Executive Overview—Other Matters—Tax Matters" and Item 8, "Financial Statements and Supplementary Data—Note 14: Income Taxes," for more details.
•Regulatory compliance problems could be damaging to the company.
The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers, prescribers, and patients, are subject to extensive scrutiny and regulation. New business practices or commercial capabilities subject us to additional scrutiny over compliance with applicable regulatory schemes and compliance obligations or expose us to new regulatory schemes and compliance obligations entirely. Many companies, including us, are and have been subject to investigations, litigation, and claims related to these practices asserted by governmental authorities and other parties. These investigations, litigation, and claims have resulted in substantial expense and other significant consequences for pharmaceutical manufacturers, including criminal charges and fines, penalties, or other monetary or non-monetary remedies, including exclusion from U.S. federal and other healthcare programs. Such investigations, litigation, and claims remain intense as a result of evolving U.S. and foreign regulatory priorities. In addition, regulatory issues and evolving standards concerning compliance with cGMP and quality assurance, including increased scrutiny around excipients, potential impurities such as nitrosamines, and chemicals important to pharmaceutical manufacturing, in some cases lead to regulatory and legal actions, product recalls and seizures, fines and penalties, interruption of production leading to product shortages, import bans or denials of import certifications, delays or denials in new product approvals or line extensions or supplemental approvals of current products pending resolution of the issues, and reputational harm, any of which adversely affects our business. Regulatory oversight of the pharmaceutical industry entails judgment and interpretation, which can result in varying interpretations of laws and regulations by health and other authorities. In addition, changing political leadership, including the new presidential administration and regulatory leadership in the U.S., may propose, enact, or pursue policy, regulatory, and enforcement changes that create additional uncertainty for our business.
Regulatory compliance and processes in jurisdictions outside the U.S. may be particularly unpredictable and result in additional costs, uncertainties, and risks. U.S. and foreign governmental authorities are actively promulgating additional regulations and guidance that impact many aspects of our operations. These regulations are in some cases advanced with short notice. New regulations may undermine our ability to achieve business objectives, may be costly to implement, may provide only limited time for compliance, may change accounting and reporting standards, and may carry significant penalties for non-compliance. See Item 1, "Business—Government Regulation of Our Operations and Products," for more details.
We rely on the FDA and other regulatory bodies for appropriate oversight, administration and enforcement across our industry, anyone marketing or purporting to market medicines, and public health. Oversight, administrative, and enforcement changes, delays, inconsistencies, lapses, and failures could materiality impact our business and reputation. See Item 1, "Business—Government Regulation of Our Operations and Products," for additional information on regulatory risks, including as related to counterfeit, misbranded, adulterated, and compounded medicines.
Furthermore, there is an increased focus by foreign, federal, state, and local regulatory and legislative bodies on legislation and policies relating to climate change, regulating greenhouse gas emissions, carbon taxes, emissions trading schemes, sustainability, human rights and related due diligence, workforce matters, and disclosure regarding the foregoing, many of which may be ambiguous, inconsistent, dynamic or conflicting. We have experienced increased compliance costs, legal costs, and expenses related to such new or changing legal or regulatory requirements. Moreover, compliance with any such legal or regulatory requirements requires us to devote time and attention, which may be substantial, to these matters. In addition, we may still be subject to penalties or potential litigation if such laws and regulations are interpreted or applied in a manner inconsistent with our practices.
Additionally, there is increased attention from the media, stockholders, activists, political leadership, regulatory authorities, and other stakeholders on climate, social, and other sustainability matters. The perception that we or others in our industry or supply chain have failed to act in an appropriate manner, whether or not valid, results in publicity that can negatively affect our business, brand, and reputation, as well as result in increased scrutiny from political leadership, legislators and regulatory authorities. For example, negative perception of inclusion initiatives, whether due to a perceived over- or under-pursuit of such initiatives, may result in issues hiring or retaining employees, as well as potential investigations, enforcement actions, litigation, reputational harm, or other adverse impacts. Moreover, from time to time we establish and publicly announce goals, initiatives, and commitments, including on climate, social, and other sustainability matters. Our ability to achieve any of these stated goals, targets or objectives is subject to numerous factors and conditions, many of which are outside our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, and the availability of suppliers that can meet our sustainability and other goals. If we fail to achieve, are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving these goals, initiatives, and commitments, it could negatively affect our reputation, brand, or investor confidence, and expose us to investigations, enforcement actions and litigation. Conversely, our pursuit or achievement of such goals, initiatives, and commitments may not be viewed favorably by certain stakeholders and could increase scrutiny of our business, negatively affect our reputation, or expose us to investigations, enforcement actions and litigation.

Item 1B.Unresolved Staff Comments
None.

Item 1C.Cybersecurity
Risk Management and Strategy
We manage cybersecurity threats as part of our oversight, evaluation, and mitigation of enterprise-level risks. We have based our cybersecurity program on industry frameworks, including, among others, the U.S. National Institute of Standards and Technology Cybersecurity Framework, with the goal of building enterprise resilience against an evolving landscape of cybersecurity threats and responding to cybersecurity threats as they materialize. Our program includes monitoring, identification, assessment, and management components, as well as information sharing and escalation components designed to inform management and the board of directors of prospective risks and developments.
Our information security program encompasses functions dedicated to both proactive and reactive management of cybersecurity threats. We implement our cybersecurity program internally through established policies, standards, reference architectures, and the use of enterprise security services that focus on emerging and ongoing cybersecurity risks. Our proactive management of cybersecurity risks entails many actions, including the maintenance of system access restrictions, utilization of data security technology, employee education and training initiatives, and retention of cyber liability insurance, among other measures. We regularly engage third-party auditors and consultants and leverage our internal audit function to assess various facets of our cybersecurity program. These engagements include completion of industry-standard assessments or certifications, maturity model reviews, threat simulations, as well as internal reviews to assess the effectiveness of our cybersecurity processes. We also maintain enterprise-wide processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. As examples, we generally review current and prospective third-party service providers for unacceptable cybersecurity risks, negotiate contractual provisions that require the establishment of third-party cybersecurity controls, and deploy communications security measures to protect third-party communications. For companies we acquire, the integration process includes plans for alignment with relevant information security policies and procedures and timelines for implementation.
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
We describe risks faced by us from identified cybersecurity threats in Item 1A, "Risk Factors—Risks Related to Our Operations—Failure, inadequacy, breach of, or unauthorized access to, our IT systems or those of our third-party service providers, unauthorized access to our confidential information, or violations of data protection laws, could each result in material harm to our business and reputation", "Risk Factors—Risks Related to Our Operations—Manufacturing, quality, or supply chain difficulties, disruptions, or shortages could lead to product supply problems", "Risk Factors—Risks Related to Our Operations—Reliance on third-party relationships and outsourcing arrangements could adversely affect our business", and "Risk Factors—Risks Related to Our Operations—Our use of artificial intelligence (AI) or other emerging technologies could adversely impact our business and financial results."

Governance
Management, under the supervision of our Chief Information Security Officer (CISO), is directly responsible for assessing and managing cybersecurity risks and otherwise implementing our cybersecurity program, which includes our Incident Response Playbook. The CISO reports directly to our Chief Information and Digital Officer (CIDO), who is a member of our Executive Committee and leads our information technology, cybersecurity, digital health, and advanced analytics and data science functions. Our CIDO in turn regularly updates our Executive Committee on cybersecurity matters. Our CISO and CIDO have significant experience managing global cybersecurity threats across the pharmaceutical, technology, entertainment, and defense industries. In addition to providing regular updates to the CIDO and his staff, the CISO is a member of our Executive Information Security Governance function (EISG), which meets regularly and is composed of executive and senior leadership from a variety of functions, including information security, legal, finance, audit, and ethics and compliance to assess and manage cybersecurity developments and risks and our internal programs. Each of the CIDO, the CISO and the EISG may call upon business and legal stakeholders across our company to manage cybersecurity threats and incidents.
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

Item 2.Properties
Our principal domestic and international executive offices are located in Indianapolis. We own several production, distribution, and corporate administrative sites in the United States (U.S.), including Puerto Rico. Major production sites include facilities in Indiana, North Carolina, Puerto Rico, and New Jersey. We own several production and distribution sites in Europe and Asia. Major production sites include facilities in Ireland, France, Spain, Italy, China, and Japan. Additional U.S. and international production facilities and expansions of production facilities are expected to come online in future periods.
In the U.S., our research and development facilities primarily consist of owned facilities located in Indiana and leased sites in California, Massachusetts, New York, and Colorado. Outside the U.S., we own a small research and development facility in Spain and lease a small site in Singapore.
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
As of February 14, 2025, there were approximately 17,903 holders of record of our common stock based on information provided by EQ Shareowner Services, our transfer agent. Our common stock is listed under the ticker symbol LLY on the New York Stock Exchange (NYSE).
The following table summarizes the activity related to repurchases of our equity securities during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (dollars in millions)
October 2024	717	$877.48	717	$1,350.0
November 2024	1,665	810.58	1,665	—
December 2024	—	—	—	15,000.0
Total	2,382	830.70	2,382
During the three months ended December 31, 2024, we repurchased the remaining $1.98 billion of shares under our $5.00 billion share repurchase program that our board authorized in May 2021. Our board authorized a $15.00 billion share repurchase program in December 2024. No shares were repurchased under this new program as of December 31, 2024.

PERFORMANCE GRAPH
The following graph compares the return on Lilly stock with that of the Standard & Poor's (S&P) 500 Stock Index and our peer group for the years 2020 through 2024. The graph assumes that, on the last business day of 2019, a person invested $100 each in Lilly stock, the S&P 500 Stock Index, and the peer group's collective common stock. The graph measures total shareholder return, which takes into account both stock price and dividends. It assumes that dividends paid by a company are immediately reinvested in that company's stock.
Value of $100 Invested on Last Business Day of 2019 Comparison of Five-Year Cumulative Total Shareholder Return Among Lilly, S&P 500 Stock Index, and Peer Group(1)

Lilly
Peer Group
S&P 500
$700
$600
$500
$400
$300
$200
$100
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24

	Lilly	Peer Group	S&P 500
Dec-19	$100.00	$100.00	$100.00
Dec-20	131.06	102.07	118.40
Dec-21	217.66	121.90	152.39
Dec-22	292.18	133.61	124.79
Dec-23	470.13	132.57	157.59
Dec-24	626.69	132.19	197.02
(1)    We constructed the peer group as the industry index for this graph. It is comprised of the following companies in the pharmaceutical and biotechnology industries: AbbVie Inc.; Amgen Inc.; AstraZeneca PLC; Biogen Inc.; Bristol-Myers Squibb Company; Gilead Sciences Inc.; GlaxoSmithKline plc; Johnson & Johnson; Merck & Co., Inc.; Novartis AG; Novo Nordisk A/S; Pfizer Inc.; Roche Holding AG; Sanofi S.A.; and Takeda Pharmaceutical Company Limited. The peer group used for performance benchmarking aligns with the peer group used for executive compensation purposes for 2024.

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
EXECUTIVE OVERVIEW
This section provides an overview of our financial results, our clinical development pipeline, and other matters affecting our company and industry.
Financial Results
The following table summarizes certain financial information:

	Year Ended December 31,		Percent Change
	2024	2023
Revenue	$45,042.7	$34,124.1	32
Net income	10,590.0	5,240.4	102
Earnings per share - diluted	11.71	5.80	102
Revenue increased in 2024 driven by increased volume and, to a lesser extent, higher realized prices. The increase in revenue in 2024 was primarily driven by Mounjaro, Zepbound, and Verzenio, partially offset by Trulicity.
Net income and earnings per share increased in 2024, primarily due to higher gross margin, partially offset by increased research and development expenses, marketing, selling, and administrative expenses, and asset impairment, restructuring, and other special charges.
See "Results of Operations" for additional information.

Clinical Development Pipeline
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative medicines. We currently have approximately 55 new medicine candidates in clinical development or under regulatory review, and a larger number of projects in the discovery phase.
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

Compound	Indication/Study	Status	Developments
Cardiometabolic Health
Tirzepatide (Mounjaro, Zepbound)	Obesity	Approved	Approved in the U.S. and the EU in 2023 and in Japan in 2024. Phase 3 trials are ongoing.
	Obstructive sleep apnea (OSA)	Approved	Approved in the U.S. and the EU in 2024.
	Heart failure with preserved ejection fraction	Submitted	Submitted in the U.S. and the EU in 2024.
	Cardiovascular outcomes in type 2 diabetes	Phase 3	Phase 3 trial is ongoing.
	Morbidity and mortality in obesity	Phase 3	Phase 3 trial is ongoing.
	Higher doses	Phase 2	Phase 2 trial is ongoing.
	Metabolic dysfunction-associated steatohepatitis	Phase 2	Announced in 2024 that a Phase 2 trial met the primary endpoint.
Insulin Efsitora Alfa	Type 1 and type 2 diabetes	Phase 3	Announced in 2024 that five Phase 3 trials met the primary endpoints.
Lepodisiran	Atherosclerotic cardiovascular disease	Phase 3	Phase 3 trial initiated in 2024.
Orforglipron	Obesity	Phase 3	Phase 3 trials are ongoing.
	OSA	Phase 3	Phase 3 trials initiated in 2024.
	Type 2 diabetes	Phase 3	Phase 3 trials are ongoing.
Retatrutide	Cardiovascular / renal outcomes	Phase 3	Phase 3 trials initiated in 2024.
	Obesity, osteoarthritis, OSA	Phase 3	Phase 3 trials are ongoing.
	Type 2 diabetes	Phase 3	Phase 3 trials initiated in 2024.
Bimagrumab	Obesity	Phase 2	Phase 2 trial is ongoing.
Eloralintide	Obesity	Phase 2	Phase 2 trial initiated in 2024.
GLP-1R NPA II	Obesity	Phase 2	Phase 2 trial initiated in 2024.
Mazdutide	Obesity	Phase 2	Phase 2 trial is ongoing.
Muvalaplin	Cardiovascular disease	Phase 2	Announced in 2024 that a Phase 2 trial met the primary and secondary endpoints.
Solbinsiran	Cardiovascular disease	Phase 2	Phase 2 trial is ongoing.
Volenrelaxin	Heart failure	Discontinued	In 2025, Phase 2 trial was discontinued based on clinical data readout.

Compound	Indication/Study	Status	Developments
Immunology
Mirikizumab (Omvoh)	Crohn's disease	Approved	Approved in the U.S. and the EU in 2025. Submitted in Japan in 2024.
Lebrikizumab(1)	AR (perennial allergens)	Phase 3	Phase 3 trial initiated in 2024.
	CRSwNP	Phase 3	Phase 3 trial initiated in 2024.
CD19 Antibody	Multiple sclerosis	Phase 2	Phase 2 trial initiated in 2024.
Eltrekibart	Hidradenitis suppurativa	Phase 2	Phase 2 trial is ongoing.
	Ulcerative colitis	Phase 2	Phase 2 trial initiated in 2024.
KV1.3 Antagonist	Psoriasis	Phase 2	Phase 2 trial initiated in 2024.
MORF-057	Crohn's disease	Phase 2	Acquired in the acquisition of Morphic Holding, Inc. (Morphic) in 2024. Phase 2 trials are ongoing.
	Ulcerative colitis	Phase 2
Ocadusertib	Rheumatoid arthritis	Phase 2	Phase 2 trial is ongoing.
Simepdekinra (DC-853)	Psoriasis	Phase 2	Phase 2 trial initiated in 2024.
Ucenprubart	Atopic dermatitis	Discontinued	In 2024, Phase 2 trial was discontinued based on clinical data readout.
Neuroscience
Donanemab (Kisunla)	Early Alzheimer's disease	Approved	Approved in the U.S. and Japan in 2024. Submitted in the EU in 2023. Phase 3 trials are ongoing.
	Pre-clinical Alzheimer's disease	Phase 3	Phase 3 trial is ongoing.
Remternetug	Early Alzheimer's disease	Phase 3	Phase 3 trials are ongoing.
Epiregulin Ab	Pain	Phase 2	Phase 2 trial initiated in 2024.
GBA1 Gene Therapy	Gaucher disease Type 1	Phase 2	Phase 2 trial is ongoing.
	Parkinson's disease	Phase 2	Granted U.S. Food and Drug Administration (FDA) Fast Track designation(2). Phase 2 trial is ongoing.
GRN Gene Therapy	Frontotemporal dementia	Phase 2	Granted FDA Fast Track designation(2). Phase 2 trial is ongoing.
Mazisotine	Pain	Phase 2	Phase 2 trials are ongoing.
OTOF Gene Therapy	Hearing loss	Phase 2	Phase 2 trial initiated in 2024.
P2X7 Inhibitor	Pain	Phase 2	Phase 2 trials were completed in 2023.
O-GlcNAcase Inh	Alzheimer's disease	Discontinued	In 2024, Phase 2 trial was discontinued based on clinical data readout.

Compound	Indication/Study	Status	Developments
Oncology
Pirtobrutinib (Jaypirca)	Chronic lymphocytic leukemia	Approved(3)	FDA granted accelerated approval(3) in the U.S. in 2023. Submitted in the EU and Japan in 2024. Phase 3 trials are ongoing.
	Mantle cell lymphoma	Approved(3)	FDA granted accelerated approval(3) in the U.S. in 2023. Approved in the EU in 2023 and in Japan in 2024. Phase 3 trial is ongoing.
Imlunestrant	ER+HER2- metastatic breast cancer	Submitted	Submitted in the U.S., the EU, and Japan in 2024.
	Adjuvant breast cancer	Phase 3	Phase 3 trial is ongoing.
Olomorasib	1L KRAS G12C+ NSCLC	Phase 3	Phase 3 trial initiated in 2024.
(1) In collaboration with Almirall, S.A. in Europe.
(2) Fast Track designation is designed to facilitate the development and expedite the review of medicines to treat serious conditions and fill an unmet medical need.
(3) Continued approval may be contingent on verification and description of clinical benefit in confirmatory Phase 3 trials.
There are many difficulties and uncertainties inherent in pharmaceutical research and development, the introduction of new products and indications, business development activities to enhance or refine our product pipeline, and commercialization of our products. There is a high rate of failure inherent in drug discovery and development. To bring a product from the discovery phase to market takes considerable time and entails significant cost. See Item 1A, "Risk Factors—Risks Related to Our Business and Industry—Pharmaceutical research and development is very costly and highly uncertain; we may not succeed in developing, licensing, or acquiring commercially successful products sufficient in number or value to replace revenues of products that have lost or will lose intellectual property protection or are displaced by competing products or therapies," for additional information.
We manage research and development spending across our portfolio of potential new medicines and indications. A delay in, or termination of, any one project will not necessarily cause a significant change in our total research and development spending. Due to the risks and uncertainties involved in the research and development process, we cannot reliably estimate the nature, timing, and costs of the efforts necessary to complete the development of our research and development projects, nor can we reliably estimate the future potential revenue that will be generated from any successful research and development project. Each project represents only a portion of the overall pipeline, and none is individually material to our consolidated research and development expense. While we do accumulate certain research and development costs on a project level for internal reporting purposes, we must make significant cost estimations and allocations, some of which rely on data that are neither reproducible nor validated through accepted control mechanisms. Therefore, we do not have sufficiently reliable data to report on total research and development costs by project, by pre-clinical versus clinical spend, or by therapeutic category.
Other Matters
Patent Matters
We depend on patents or other forms of intellectual property protection for most of our revenue, cash flows, and earnings.
See Note 16 to the consolidated financial statements for a description of legal proceedings currently pending regarding certain of our patents.
See Item 1, "Business—Patents, Trademarks, and Other Intellectual Property Rights," for a discussion of the impacts of trends involving intellectual property on our business and results.

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
Global concern over access to, and affordability of, pharmaceutical products continues to drive regulatory and legislative debate and action, as well as cost containment efforts by governmental authorities. Such measures include the use of mandated discounts, price reporting requirements, mandated reference prices, restrictive formularies, changes to available intellectual property protections, as well as other efforts. In 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA). Among other measures, the IRA requires the U.S. Department of Health and Human Services (HHS) to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Generally, these government prices apply beginning at nine years (for medicines approved under a New Drug Application) or thirteen years (for medicines approved under a Biologics License Application) following FDA approval or licensure for the molecule and are set at a price that generally represents a significant discount from existing prices to wholesalers and direct purchasers. While the law specifies a maximum price that HHS can set, it does not set a minimum price. The Medicare price HHS determines may impact the product's best price determination under the Medicaid Drug Rebate Program and the 340B Drug Pricing Program, potentially leading to a negative impact on both Medicaid and 340B prices. In August 2023, HHS selected Jardiance, which is part of our collaboration with Boehringer Ingelheim, as one of the first ten medicines subject to government-set prices effective in 2026. In August 2024, HHS announced the government-set prices for these medicines with Jardiance subject to a 66% discount compared to the 2023 U.S. calendar year list price for a 30-day supply and discounts for the other nine medicines ranging from approximately 38% to 79% below list price. Given our product portfolio, we expect additional significant products will be selected in future years, which would have the effect of accelerating revenue erosion prior to expiry of exclusivities. The effect of reducing prices and reimbursement for certain of our products could significantly impact our business and consolidated results of operations.
Other IRA provisions require drug manufacturers to provide rebates for Medicare Part B and Part D medicines under certain circumstances. Also, on January 1, 2025, the Part D benefit redesign replaced the Part D Coverage Gap Discount Program with a new manufacturer discount program. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties, which could be significant.
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
Additional policies, regulations, legislation, or enforcement, including those proposed or pursued by lawmakers, regulators, and other authorities in the U.S. and worldwide, could adversely impact our business and consolidated results of operations. For example, the U.S. House of Representatives recently passed the BIOSECURE Act, which is under consideration in the U.S. Senate. This legislation, if passed, could affect elements of the pharmaceutical supply chain; although as currently drafted we do not anticipate the bill would have a material impact on our business.

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
Incretin Medicines
At various times during 2024, demand for our incretin medicines exceeded production. Supply and channel dynamics have also contributed to variability in quarter-over-quarter revenue growth rates for tirzepatide. Tirzepatide supply currently exceeds demand in the U.S. Demand in launched markets remains dynamic, and increases or changes in demand, by dose or overall, as well as the complex supply chain, may result in periodic unavailability of certain presentations and dose levels at certain locations even when total tirzepatide supply can meet demand. Supply considerations will continue to influence the timing and approach (including available presentations) of tirzepatide launches in new markets. We continue to expand manufacturing capacity and progress efforts to bring tirzepatide to patients via different delivery presentations, such as single-use vials and multi-use pens. Production increases will continue, and additional capacity is expected to be operational over the next several years.
We have seen an increase in the production, marketing, and sale of counterfeit, misbranded, adulterated, and compounded incretins. These practices may impact patient safety and undermine regulatory drug approval processes. Lilly will continue to consider all options, including filing lawsuits where appropriate, to address unlawful practices and the patient safety risks of unapproved, untested, and manipulated drugs.
See Item 1, "Business—Government Regulation of Our Operations and Products” and Item 1A, "Risk —Risks Related to Our Business and Industry—We and our products face intense competition, including from multinational pharmaceutical companies, biotechnology companies, and lower-cost generic and biosimilar manufacturers, and such competition could have a material adverse effect on our business," for additional information.

Tax Matters
We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. The U.S. and countries around the world are actively proposing and enacting tax law changes. Further, actions taken with respect to tax-related matters by associations such as the Organisation for Economic Co-operation and Development (OECD) and the European Commission could influence tax laws in countries in which we operate. Tax authorities in the U.S. and other jurisdictions in which we do business routinely examine our tax returns and are expected to increase their scrutiny of cross-border tax issues. Changes to existing U.S. and foreign tax laws and increased scrutiny by tax authorities in the U.S. and other jurisdictions could have a material adverse impact our future consolidated results of operations and cash flows.
Effective January 1, 2024, several EU and non-EU countries enacted legislation (known as "Pillar Two") that provided for a minimum level of taxation of multinational companies. The increase to income tax expense as a result of the global minimum tax was not material in 2024 and is not expected to be material in current and future years. Our assessment of the impact for 2025 and subsequent years could be affected by legislative guidance and future enactment of additional provisions.
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
Continued regulatory focus on business combinations in our industry, including by the Federal Trade Commission and competition authorities in Europe and other jurisdictions, could continue to delay, jeopardize, or increase the costs of our business development activities and may negatively impact our consolidated financial position or results of operations. For discussion of risks related to business development activities, see Item 1A, "Risk Factors—Risks Related to Our Business and Industry—Pharmaceutical research and development is very costly and highly uncertain; we may not succeed in developing, licensing, or acquiring commercially successful products sufficient in number or value to replace revenues of products that have lost or will lose intellectual property protection or are displaced by competing products or therapies."
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
See Item 1A, "Risk Factors," for additional information on risk factors that could impact our business and operations.

RESULTS OF OPERATIONS
Operating Results—2024
Revenue
The following table summarizes our revenue activity by region:

	Year Ended December 31,
	2024	2023	Percent Change
U.S.	$30,375.2	$21,791.0	39
Outside U.S.	14,667.5	12,333.1	19
Revenue	$45,042.7	$34,124.1	32
Numbers may not add due to rounding.

The following are components of the change in revenue compared with the prior year:

	2024 vs. 2023
	U.S.	Outside U.S.	Consolidated
Volume	31%	20%	27%
Price	8%	—%	5%
Foreign exchange rates	—%	(1)%	—%
Percent change	39%	19%	32%
Numbers may not add due to rounding.
In the U.S. the increase in volume in 2024 was primarily driven by Zepbound and Mounjaro, partially offset by Trulicity. In the U.S. the higher realized prices in 2024 were primarily driven by Humalog, Mounjaro, Verzenio, and Zepbound.
Outside the U.S. the increase in volume in 2024 was primarily driven by Mounjaro and, to a lesser extent, Verzenio, as well as a one-time payment received of $300.0 million related to Jardiance associated with an amendment to our collaboration with Boehringer Ingelheim. Outside the U.S. the increase in volume in 2024 was partially offset by the 2023 sale of rights for the olanzapine portfolio.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product in 2024 compared with 2023:

	Year Ended December 31,
	2024			2023	Percent Change
	U.S.	Outside U.S.	Total	Total
Mounjaro	$8,949.9	$2,590.2	$11,540.1	$5,163.1	124
Verzenio	3,420.6	1,886.0	5,306.6	3,863.4	37
Trulicity	3,693.8	1,559.7	5,253.5	7,132.6	(26)
Zepbound	4,925.7	—	4,925.7	175.8	NM
Jardiance(1)	1,597.5	1,743.4	3,340.9	2,744.7	22
Taltz	2,152.3	1,108.1	3,260.4	2,759.6	18
Humalog(2)	1,502.6	822.2	2,324.8	1,663.3	40
Cyramza	442.2	531.0	973.3	974.7	—
Olumiant	228.7	728.7	957.4	922.6	4
Humulin	643.4	273.7	917.1	852.1	8
Emgality	559.7	310.7	870.4	678.3	28
Basaglar(3)	375.4	301.5	676.9	728.3	(7)
Erbitux	562.1	65.3	627.4	596.5	5
Tyvyt	—	526.0	526.0	393.4	34
Zyprexa(4)	2.0	114.3	116.3	1,694.8	(93)
Baqsimi	2.5	26.7	29.1	677.6	(96)
Other products	1,316.8	2,080.0	3,396.8	3,103.3	9
Revenue	$30,375.2	$14,667.5	$45,042.7	$34,124.1	32
Numbers may not add due to rounding.
NM - not meaningful
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar.
(4) Zyprexa revenue includes sale of the rights for the olanzapine portfolio in 2023.
Revenue of Mounjaro increased 85 percent in the U.S., primarily driven by strong demand and increased supply. Revenue outside of the U.S. was $2.59 billion in 2024 compared to $328.9 million in 2023, primarily driven by volume growth in launched markets.
Revenue of Verzenio increased 36 percent in the U.S., driven by increased demand, wholesaler buying patterns and, to a lesser extent, higher realized prices. Revenue outside the U.S. increased 39 percent, driven by increased demand.
Revenue of Trulicity decreased 32 percent in the U.S., driven by decreased volume primarily due to competitive dynamics and supply constraints during the first half of 2024. Revenue outside the U.S. decreased 8 percent, driven by decreased volume primarily due to competitive dynamics and actions we have taken to manage demand.
Revenue of Zepbound in the U.S. in 2024 was $4.93 billion, compared to $175.8 million in 2023. Zepbound launched in the U.S. for the treatment of adult patients with obesity or overweight with weight-related comorbidities in November 2023.
Revenue of Jardiance remained relatively flat in the U.S. as increased demand was offset by lower realized prices. Revenue outside the U.S. increased 52 percent, driven by increased volume and a one-time payment received of $300.0 million associated with an amendment to our collaboration with Boehringer Ingelheim. Pursuant to the amendment, we and Boehringer Ingelheim adjusted commercialization responsibilities for Jardiance within certain smaller markets. See Note 4 to the consolidated financial statements for information regarding our collaboration with Boehringer Ingelheim involving Jardiance.
Revenue of Taltz increased 18 percent in the U.S., driven by higher realized prices due to changes in estimates for rebates and discounts, as well as increased demand. Revenue outside the U.S. increased 19 percent, primarily driven by increased demand.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Year Ended December 31,		Percent Change
	2024	2023
Gross margin	$36,624.4	$27,041.9	35
Gross margin as a percent of revenue	81.3%	79.2%
Research and development	$10,990.6	$9,313.4	18
Marketing, selling, and administrative	8,593.8	7,403.1	16
Acquired in-process research and development	3,280.4	3,799.8	(14)
Asset impairment, restructuring, and other special charges	860.6	67.7	NM
Other—net, (income) expense	218.6	(96.7)	NM
Income taxes	2,090.4	1,314.2	59
Effective tax rate	16.5%	20.1%
NM - not meaningful
Gross margin as a percent of revenue in 2024 increased 2.1 percentage points compared with 2023, primarily driven by favorable product mix and higher realized prices.
Research and development expenses increased 18 percent in 2024, primarily driven by continued investments in our early and late-stage portfolio.
Marketing, selling, and administrative expenses increased 16 percent in 2024, primarily driven by promotional efforts supporting ongoing and future launches.
Acquired in-process research and development (IPR&D) charges recognized in 2024 primarily related to the acquisition of Morphic. Acquired IPR&D charges recognized in 2023 primarily related to acquisitions of DICE Therapeutics, Inc., Versanis Bio, Inc., Emergence Therapeutics AG, and Mablink Biosciences SAS and from a business development transaction with Beam Therapeutics Inc. See Note 3 to the consolidated financial statements for additional information.
Asset impairment, restructuring, and other special charges recognized in 2024 primarily related to a $435.0 million litigation charge and an intangible asset impairment for Vitrakvi, driven by expected commercial projections. See Notes 5 and 16 to the consolidated financial statements for additional information.
Our effective tax rate was 16.5 percent in 2024, compared with an effective tax rate of 20.1 percent in 2023. The effective tax rates for 2024 and 2023 were both unfavorably impacted by non-deductible acquired IPR&D charges, with a larger impact occurring in 2023. See Note 14 to the consolidated financial statements for additional information.
For additional information for other–net, (income) expense, see Note 18 to the consolidated financial statements.
Operating Results—2023
For a discussion of our results of operations pertaining to 2023 and 2022 see Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Our management continuously evaluates our liquidity and capital resources, including our access to external capital, to ensure we can adequately and efficiently finance our capital requirements. As of December 31, 2024, our material cash requirements primarily related to purchases of goods and services to produce our products and conduct our operations, income tax payments, capital expenditures, dividends, milestone and royalty payments, business development activities, share repurchases and repayment of outstanding borrowings (see Notes 14, 4, 3, 13, and 11 to the consolidated financial statements). We anticipate our cash requirements related to ordinary course purchases of goods and services will be consistent with our past levels relative to revenues.
Capital expenditures were $5.06 billion during 2024, compared to $3.45 billion in 2023. We are making investments in global facilities to manufacture existing and future products. These investments, and other capital investments that support our operations, have increased our capital expenditures and will result in meaningfully higher capital expenditures over the next several years.
As we expand our manufacturing capacity in order to meet existing and expected demand of our medicines, we have entered, and expect to continue to enter, into various agreements for contract manufacturing and for supply of materials. The executed agreements could, under certain circumstances, require us to pay up to approximately $14 billion if we do not purchase specified amounts of goods or services primarily related to our incretin medicines, including medicines in development, over the durations of the agreements, which are generally up to 8 years.
Cash and cash equivalents increased to $3.27 billion as of December 31, 2024, compared with $2.82 billion at December 31, 2023. Net cash provided by operating activities increased to $8.82 billion in 2024, compared with $4.24 billion in 2023. Refer to the consolidated statements of cash flows for additional information on the significant sources and uses of cash for the years ended December 31, 2024 and 2023.
In addition to our cash and cash equivalents, we held total investments of $3.37 billion and $3.16 billion as of December 31, 2024 and 2023, respectively. See Note 7 to the consolidated financial statements for additional information.
We paid $3.35 billion in 2024 for acquired IPR&D primarily related to the acquisition of Morphic. We paid $947.7 million in 2024 primarily related to the acquisition of a manufacturing site in Wisconsin. See Note 3 to the consolidated financial statements for additional information.
As of December 31, 2024, total debt was $33.64 billion, an increase of $8.42 billion compared with $25.23 billion at December 31, 2023. In February 2025, we issued $6.5 billion of fixed-rate notes. We expect to use the net cash proceeds from the offering to fund potential business development activities, as well as general business purposes, including the repayment of outstanding commercial paper. See Note 11 to the consolidated financial statements for additional information.

As of December 31, 2024, we had a total of $8.45 billion of unused committed bank credit facilities, $8.00 billion of which is available to support our commercial paper program. See Note 11 to the consolidated financial statements for additional information. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
Dividends of $5.20 per share and $4.52 per share were paid in 2024 and 2023, respectively. The quarterly dividend was increased to $1.50 per share effective for the dividend to be paid in the first quarter of 2025, resulting in an indicated annual rate for 2025 of $6.00 per share.
In 2024, we repurchased $2.50 billion of shares, which completed our $5.00 billion share repurchase program that our board authorized in May 2021. Our board authorized a $15.00 billion share repurchase program in December 2024. No shares were repurchased under this new program as of December 31, 2024. See Note 13 to the consolidated financial statements for additional information.
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
Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and floating rate debt positions and in some cases we enter into interest rate derivatives to help maintain that balance. As of December 31, 2024, all of our total long-term debt is at a fixed rate. We have converted approximately 5 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps. Based on our overall interest rate exposure at December 31, 2024 and 2023, including derivatives and other interest rate risk-sensitive instruments, a hypothetical 10 percent change in interest rates applied to the fair value of the instruments as of December 31, 2024 and 2023, respectively, would not have a material impact on earnings, cash flows, or fair values of interest rate risk-sensitive instruments over a one-year period.
Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and Chinese yuan. We face foreign currency exchange exposures when we enter into transactions arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We in some cases enter into foreign currency forward or option derivative contracts to reduce the effect of fluctuating currency exchange rates (primarily the euro, Chinese yuan, and Japanese yen). Our corporate risk-management policy outlines the minimum and maximum hedge coverage of such exposures. Gains and losses on these derivative contracts offset, in part, the impact of currency fluctuations on the existing assets and liabilities. We periodically analyze the fair values of the outstanding foreign currency derivative contracts to determine their sensitivity to changes in foreign exchange rates. A hypothetical 10 percent change in exchange rates (primarily against the U.S. dollar) applied to the fair values of our outstanding foreign currency derivative contracts as of December 31, 2024 and 2023, would not have a material impact on earnings, cash flows, or financial position over a one-year period. This sensitivity analysis does not consider the impact that hypothetical changes in exchange rates would have on the underlying foreign currency denominated transactions.
Our fair value risk exposure relates primarily to our public equity investments and to our equity investments that do not have readily determinable fair values. As of December 31, 2024 and 2023, our carrying values of these investments were $1.35 billion and $1.32 billion, respectively. A hypothetical 20 percent change in fair value of the equity instruments would have impacted other-net, (income) expense by $269.9 million and $263.9 million as of December 31, 2024 and 2023, respectively.

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. We acquire and collaborate on potential products still in development and enter into research and development arrangements with third parties that often require milestone and royalty payments to the third-party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required contingent upon the successful achievement of an important point in the development life cycle of the pharmaceutical product (e.g., approval for marketing by the appropriate regulatory agency or upon the achievement of certain sales levels). If required by the arrangement, we may make royalty payments based upon a percentage of the sales of the product in the event that regulatory approval for marketing is obtained.
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

Financial Statement Impact
We believe that our accruals for sales returns, rebates, and discounts are reasonable and appropriate based on current facts and circumstances. Our rebate and discount liabilities are included in sales rebates and discounts on our consolidated balance sheet. Our sales return liability is included in other current liabilities and other noncurrent liabilities on our consolidated balance sheet. As of December 31, 2024, a 5 percent change in our consolidated sales return, rebate, and discount liability would result in a change in revenue of approximately $600 million.
The portion of our consolidated sales return, rebate, and discount liability resulting from sales of our products in the U.S. was approximately 90 percent as of December 31, 2024 and 2023.
The following represents a roll-forward of our most significant U.S. sales return, rebate, and discount liability balances, including managed care, Medicare, Medicaid, chargeback, and patient assistance programs:

	2024	2023
Sales return, rebate, and discount liabilities, beginning of year	$10,667.5	$8,214.1
Reduction of net sales(1)	41,452.3	37,866.8
Cash payments	(41,807.0)	(35,413.4)
Sales return, rebate, and discount liabilities, end of year	$10,312.8	$10,667.5
(1) Adjustments of the estimates for these returns, rebates, and discounts to actual results were less than 2 percent of consolidated revenue for each of the years presented.
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
The fair values of identifiable intangible assets are primarily determined using the "income method," as described in Note 8 to the consolidated financial statements.
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
Financial Statement Impact
As of December 31, 2024, a 5 percent change in the contingent consideration liabilities would result in a change in income before income taxes of $1.6 million.

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
Several methods may be used to determine the estimated fair value of long-lived assets, all of which require multiple assumptions. When determining the fair value of indefinite-lived acquired IPR&D as well as the fair value of finite-lived intangible assets for impairment testing purposes, we utilize the "income method," as described in Note 8 to the consolidated financial statements.
For acquired IPR&D assets, the risk of failure has been factored into the fair value measure and there can be no certainty that these assets ultimately will yield a successful product, as discussed previously in "—Executive Overview—Clinical Development Pipeline." The nature of the pharmaceutical business is high-risk and requires that we invest in a large number of projects to maintain a successful portfolio of approved products. As such, it is likely that some acquired IPR&D assets will become impaired in the future.
Estimates of future cash flows, based on what we believe to be reasonable and supportable assumptions and projections, require management's judgment. Actual results could vary materially from these estimates.
Income Taxes
Background and Uncertainties
We file tax returns based upon our interpretation of tax laws and regulations, and we record estimates in our financial statements based upon these interpretations at the applicable tax rates in the jurisdictions in which we operate. Our tax returns are routinely subject to examination by taxing authorities, which could result in future tax, interest, and penalty assessments. Inherent uncertainties also exist in estimates of many tax positions due to the complexity of tax laws. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances such as changes to existing tax law, the issuance of regulations by taxing authorities, new information obtained during a tax examination, or resolution of a tax examination. We believe our estimates for uncertain tax positions are both appropriate and sufficient to pay assessments that may result from examinations of our tax returns; however, given the uncertainty of positions that could be taken by taxing authorities during the examinations of our tax returns, the ultimate outcome of any tax matters may result in liabilities that are greater than amounts accrued. We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense.
We have recorded valuation allowances against certain of our deferred tax assets, primarily those that have been generated from net operating losses, tax credits, and other tax carryforwards in certain taxing jurisdictions, when the amount of future taxable income is unlikely to support their utilization.
Financial Statement Impact
As of December 31, 2024, a 5 percent change in the amount of uncertain tax positions and the valuation allowance would result in a change in net income of $131.3 million and $48.2 million, respectively.

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
Financial Statement Impact
If the 2024 discount rate for the U.S. defined benefit pension and retiree health benefit plans (U.S. plans) were to change by a quarter percentage point, income before income taxes would change by $15.0 million. If the 2024 expected return on plan assets for U.S. plans were to change by a quarter percentage point, income before income taxes would change by $33.2 million. If our assumption regarding the 2024 expected age of future retirees for U.S. plans were adjusted by one year, our income before income taxes would be affected by $35.9 million. The U.S. plans, including Puerto Rico, represent approximately 80 percent for total projected benefit obligation and 85 percent for total plan assets at December 31, 2024.
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

Item 8.Financial Statements and Supplementary Data
Consolidated Statements of Operations
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions, except per-share data, and shares in thousands)

	Year Ended December 31,
	2024	2023	2022
Revenue (Note 2)	$45,042.7	$34,124.1	$28,541.4
Costs, expenses, and other:
Cost of sales	8,418.3	7,082.2	6,629.8
Research and development	10,990.6	9,313.4	7,190.8
Marketing, selling, and administrative	8,593.8	7,403.1	6,440.4
Acquired in-process research and development (Note 3)	3,280.4	3,799.8	908.5
Asset impairment, restructuring, and other special charges (Note 5)	860.6	67.7	244.6
Other—net, (income) expense (Note 18)	218.6	(96.7)	320.9
	32,362.3	27,569.5	21,735.0
Income before income taxes	12,680.4	6,554.6	6,806.4
Income taxes (Note 14)	2,090.4	1,314.2	561.6
Net income	$10,590.0	$5,240.4	$6,244.8

Earnings per share:
Basic	$11.76	$5.82	$6.93
Diluted	$11.71	$5.80	$6.90

Shares used in calculation of earnings per share:
Basic	900,605	900,181	901,736
Diluted	904,059	903,284	904,619
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$10,590.0	$5,240.4	$6,244.8
Other comprehensive income (loss):
Change in foreign currency translation gains (losses)	(424.2)	(25.8)	(248.1)
Change in net unrealized gains (losses) on available-for-sale securities	(7.1)	14.1	(53.2)
Change in retirement benefit plans (Note 15)	651.8	(776.5)	616.9
Change in net unrealized gains (losses) on cash flow hedges	79.3	109.5	432.9
Other comprehensive income (loss) before income taxes	299.8	(678.7)	748.5
Benefit (expense) for income taxes related to other comprehensive income (loss)	(294.7)	196.3	(250.0)
Other comprehensive income (loss), net of tax (Note 17)	5.1	(482.4)	498.5
Comprehensive income	$10,595.1	$4,758.0	$6,743.3
See notes to consolidated financial statements.

Consolidated Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions, shares in thousands)

	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents (Note 7)	$3,268.4	$2,818.6
Short-term investments (Note 7)	154.8	109.1
Accounts receivable, net of allowances of $14.9 (2024) and $14.8 (2023)	11,005.7	9,090.5
Other receivables	2,269.7	2,245.7
Inventories (Note 6)	7,589.2	5,772.8
Prepaid expenses	8,340.5	5,540.8
Other current assets	111.4	149.5
Total current assets	32,739.7	25,727.0
Investments (Note 7)	3,215.9	3,052.2
Goodwill (Note 8)	5,770.3	4,939.7
Other intangibles, net (Note 8)	6,166.3	6,906.6
Deferred tax assets (Note 14)	8,000.6	5,477.3
Property and equipment, net (Note 9)	17,102.4	12,913.6
Other noncurrent assets	5,719.7	4,989.9
Total assets	$78,714.9	$64,006.3
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt (Note 11)	$5,117.1	$6,904.5
Accounts payable	3,228.6	2,598.8
Employee compensation	2,093.9	1,650.4
Sales rebates and discounts	11,539.3	11,689.0
Dividends payable	1,346.3	1,169.2
Other current liabilities	5,051.4	3,281.3
Total current liabilities	28,376.6	27,293.2
Noncurrent Liabilities
Long-term debt (Note 11)	28,527.1	18,320.8
Accrued retirement benefits (Note 15)	1,300.5	1,438.8
Long-term income taxes payable (Note 14)	4,060.9	3,849.2
Other noncurrent liabilities	2,178.2	2,240.6
Total noncurrent liabilities	36,066.7	25,849.4
Commitments and Contingencies (Note 16)
Eli Lilly and Company Shareholders' Equity (Notes 12 and 13)
Common stock—no par value Authorized shares: 3,200,000 Issued shares: 947,903 (2024) and 949,781 (2023)	592.4	593.6
Additional paid-in capital	7,439.3	7,250.4
Retained earnings	13,545.0	10,312.3
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 17)	(4,321.9)	(4,327.0)
Cost of common stock in treasury	(49.5)	(44.2)
Total Eli Lilly and Company shareholders' equity	14,192.1	10,771.9
Noncontrolling interests	79.5	91.8
Total equity	14,271.6	10,863.7
Total liabilities and equity	$78,714.9	$64,006.3
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
ELI LILLY AND COMPANY AND SUBSIDIARIES

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Noncontrolling Interest
	Shares	Amount					Shares	Amount
Balance at January 1, 2022	954,116	$596.3	$6,833.4	$8,958.5	$(3,013.2)	$(4,343.1)	463	$(52.7)	$175.6
Net income (loss)				6,244.8					(20.9)
Other comprehensive income, net of tax						498.5
Cash dividends declared per share: $4.07				(3,667.5)
Retirement of treasury shares	(5,607)	(3.5)		(1,496.5)			(5,607)	1,500.0
Purchase of treasury shares							5,607	(1,500.0)
Issuance of stock under employee stock plans, net	2,123	1.3	(283.1)				(13)	2.2
Stock-based compensation			371.1
Other				3.3					(29.1)
Balance at December 31, 2022	950,632	594.1	6,921.4	10,042.6	(3,013.2)	(3,844.6)	450	(50.5)	125.6
Net income				5,240.4					11.0
Other comprehensive loss, net of tax						(482.4)
Cash dividends declared per share: $4.69				(4,221.3)
Retirement of treasury shares	(2,299)	(1.4)		(748.6)			(2,299)	750.0
Purchase of treasury shares							2,299	(750.0)
Issuance of stock under employee stock plans, net	1,448	0.9	(299.5)				(48)	8.8
Stock-based compensation			628.5
Other				(0.8)				(2.5)	(44.8)
Balance at December 31, 2023	949,781	593.6	7,250.4	10,312.3	(3,013.2)	(4,327.0)	402	(44.2)	91.8
Net income (loss)				10,590.0					(6.0)
Other comprehensive income, net of tax						5.1
Cash dividends declared per share: $5.40				(4,857.5)
Retirement of treasury shares	(2,964)	(1.8)		(2,498.2)			(2,964)	2,500.0
Purchase of treasury shares							2,964	(2,500.0)
Issuance of stock under employee stock plans, net	1,086	0.6	(456.7)				(37)	11.5
Stock-based compensation			645.6
Other				(1.6)				(16.8)	(6.3)
Balance at December 31, 2024	947,903	$592.4	$7,439.3	$13,545.0	$(3,013.2)	$(4,321.9)	365	$(49.5)	$79.5
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$10,590.0	$5,240.4	$6,244.8
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	1,766.6	1,527.3	1,522.5
Change in deferred income taxes	(2,683.1)	(2,341.0)	(2,185.2)
Stock-based compensation expense	645.6	628.5	371.1
Investment (gains) losses, net	49.8	23.5	420.0
Gains on sale of product rights	(223.8)	(1,878.9)	(156.5)
Acquired in-process research and development	3,280.4	3,799.8	908.5
Other operating activities, net	777.4	295.5	461.3
Other changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables—(increase) decrease	(2,155.2)	(2,451.0)	(299.6)
Inventories—(increase) decrease	(2,507.4)	(1,425.0)	(599.7)
Prepaid expenses and other assets—(increase) decrease	(3,331.2)	(3,453.4)	(793.5)
Accounts payable and other liabilities—increase (decrease)	2,608.8	4,274.4	1,692.0
Net Cash Provided by Operating Activities	8,817.9	4,240.1	7,585.7
Cash Flows from Investing Activities
Purchases of property and equipment	(5,057.8)	(3,447.6)	(1,854.3)
Proceeds from sales and maturities of short-term investments	148.9	192.2	121.4
Purchases of short-term investments	(98.5)	(98.2)	(107.4)
Proceeds from sales of and distributions from noncurrent investments	373.6	508.1	342.2
Purchases of noncurrent investments	(677.3)	(730.8)	(600.2)
Proceeds from sale of product rights	601.3	1,604.3	95.8
Purchases of in-process research and development	(3,345.8)	(3,944.5)	(1,131.0)
Cash paid for acquisitions, net of cash acquired	(947.7)	(1,044.3)	(327.2)
Other investing activities, net	(298.2)	(191.9)	(302.2)
Net Cash Used for Investing Activities	(9,301.5)	(7,152.7)	(3,762.9)
Cash Flows from Financing Activities
Dividends paid	(4,680.4)	(4,069.3)	(3,535.8)
Net change in short-term borrowings	(1,851.8)	4,691.4	1,498.0
Proceeds from issuance of long-term debt	11,417.1	3,958.5	—
Repayments of long-term debt	(664.2)	—	(1,560.0)
Purchases of common stock	(2,500.0)	(750.0)	(1,500.0)
Other financing activities, net	(490.6)	(335.0)	(308.9)
Net Cash Provided by (Used for) Financing Activities	1,230.1	3,495.6	(5,406.7)
Effect of exchange rate changes on cash and cash equivalents	(296.7)	168.6	(167.6)
Net increase (decrease) in cash and cash equivalents	449.8	751.6	(1,751.5)
Cash and cash equivalents at beginning of year	2,818.6	2,067.0	3,818.5
Cash and Cash Equivalents at End of Year	$3,268.4	$2,818.6	$2,067.0
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
We operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, and sales of pharmaceutical products worldwide. A global research and development organization and a supply chain organization are responsible for the discovery, development, manufacturing, and supply of our products. Our commercial organizations market, distribute, and sell the products. The business is also supported by global corporate staff functions. See Note 19 for additional information.
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
Earnings Per Share (EPS)
All per-share amounts, unless otherwise stated in the notes to the consolidated financial statements, are presented on a diluted basis. We calculate basic EPS based on the weighted-average number of common shares outstanding plus the effect of incremental shares from potential participating securities. We calculate diluted EPS based on the weighted-average number of common shares outstanding plus the effect of incremental shares from our stock-based compensation programs.
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

Advertising Expenses
Costs associated with advertising are expensed as incurred and are included in marketing, selling, and administrative expenses. Global advertising expenses, comprised primarily of online marketing and television advertising, totaled $1.44 billion, $1.12 billion, and $966.8 million in 2024, 2023, and 2022, respectively, which were less than 5 percent of revenue each year.
Other Significant Accounting Policies
Our other significant accounting policies are described in the remaining appropriate notes to the consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior periods in the consolidated financial statements and accompanying notes to conform with the current presentation.
Implementation of New Financial Accounting Standards
Effective January 1, 2024, we adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment company to provide all disclosures required by Topic 280. See Note 19 for the segment disclosures as required by Topic 280, as amended by ASU 2023-07.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2025. We are currently evaluating the potential impact of adopting this standard on our disclosures.
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2027. We are currently evaluating the potential impact of adopting this standard on our disclosures.

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated statements of operations:

	2024	2023	2022
Net product revenue	$40,747.9	$28,813.9	$25,462.8
Collaboration and other revenue	4,294.8	5,310.2	3,078.6
Revenue	$45,042.7	$34,124.1	$28,541.4
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements includes our share of profits from the collaborations, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 4 for additional information related to our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue resulting from our collaboration with Boehringer Ingelheim, as well as from the 2023 sales of rights for the olanzapine portfolio, including Zyprexa, and for Baqsimi, all of which are discussed in Note 4. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers. Collaboration and other revenue associated with intellectual property licensed in prior periods was not material for the years ended December 31, 2024, 2023, and 2022.

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
Most of our products are sold to wholesalers that serve pharmacies, physicians and other healthcare professionals, and hospitals. For the years ended December 31, 2024, 2023, and 2022, our three largest wholesalers each accounted for between 16 percent and 24 percent of consolidated revenue. Further, they each accounted for between 21 percent and 29 percent of accounts receivable as of December 31, 2024 and 2023.
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
•Actual U.S. product returns have been less than 1 percent of our U.S. revenue during each of the past three years and have not fluctuated significantly as a percentage of revenue, although fluctuations are more likely in periods following loss of patent exclusivity for major products in the U.S. market.
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant U.S. sales returns, rebates, and discounts liability balances for products shipped in previous periods were less than 3 percent of U.S. revenue during the year ended December 31, 2024, and less than 1 percent of U.S. revenue during each of the years ended December 31, 2023 and 2022.
Collaboration and Other Arrangements
We recognize several types of revenue from our collaborations and other arrangements, which we discuss in general terms immediately below and more specifically in Note 4 for each of our significant collaborations and other arrangements. Our collaborations and other arrangements are evaluated to determine if the arrangements in their entirety, or contain aspects that, are contracts with customers.
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
The following table summarizes contract liability balances at December 31:

	2024	2023
Contract liabilities	$166.3	$193.6
The contract liabilities balances disclosed above as of December 31, 2024 and 2023 were primarily related to the remaining license period of symbolic intellectual property and obligations to supply product for a defined period of time.
During the years ended December 31, 2024, 2023, and 2022, revenue recognized from contract liabilities as of the beginning of the respective year was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.

Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product:

	U.S.			Outside U.S.
	2024	2023	2022	2024	2023	2022
Cardiometabolic Health:
Mounjaro	$8,949.9	$4,834.2	$366.6	$2,590.2	$328.9	$115.9
Trulicity	3,693.8	5,433.3	5,688.8	1,559.7	1,699.2	1,750.9
Zepbound	4,925.7	175.8	—	—	—	—
Jardiance(1)	1,597.5	1,600.4	1,194.5	1,743.4	1,144.2	871.5
Humalog(2)	1,502.6	863.2	1,191.9	822.2	800.2	868.7
Humulin	643.4	610.1	730.2	273.7	242.0	289.2
Basaglar(3)	375.4	443.1	470.7	301.5	285.2	289.7
Baqsimi	2.5	645.7	110.4	26.7	31.9	28.9
Other cardiometabolic health	159.6	175.0	158.0	353.1	355.2	338.9
Total cardiometabolic health	21,850.4	14,780.8	9,911.1	7,670.5	4,886.8	4,553.7
Oncology:
Verzenio	3,420.6	2,509.0	1,653.2	1,886.0	1,354.3	830.3
Cyramza	442.2	402.3	351.4	531.0	572.4	620.0
Erbitux	562.1	528.9	500.1	65.3	67.6	66.4
Tyvyt	—	—	—	526.0	393.4	293.3
Other oncology	610.9	356.8	713.4	708.3	473.6	638.1
Total oncology	5,035.8	3,797.0	3,218.1	3,716.6	2,861.3	2,448.1
Immunology:
Taltz	2,152.3	1,831.6	1,724.6	1,108.1	928.0	757.4
Olumiant(4)	228.7	225.5	148.2	728.7	697.2	682.3
Other immunology	76.6	0.8	20.0	98.5	114.4	12.1
Total immunology	2,457.6	2,057.9	1,892.8	1,935.3	1,739.6	1,451.8
Neuroscience:
Emgality	559.7	482.2	462.8	310.7	196.0	188.1
Zyprexa(5)	2.0	79.4	30.4	114.3	1,615.4	306.5
Other neuroscience	218.2	134.4	119.2	268.5	371.1	439.2
Total neuroscience	779.9	696.0	612.4	693.5	2,182.5	933.8
Other:
COVID-19 antibodies(6)	—	—	2,008.9	—	—	14.7
Other	251.4	459.3	546.8	651.6	662.9	949.3
Total other	251.4	459.3	2,555.7	651.6	662.9	964.0
Revenue	$30,375.2	$21,791.0	$18,190.0	$14,667.5	$12,333.1	$10,351.3
Numbers may not add due to rounding.
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
(2) Humalog revenue includes insulin lispro.
(3) Basaglar revenue includes Rezvoglar.
(4) Olumiant revenue includes sales for baricitinib that were made pursuant to Emergency Use Authorization (EUA) or similar regulatory authorizations.
(5) Zyprexa revenue includes sale of rights for the olanzapine portfolio in July 2023.
(6) COVID-19 antibodies include sales for bamlanivimab administered alone, for bamlanivimab and etesevimab administered together, and for bebtelovimab and were made pursuant to EUAs or similar regulatory authorizations.

The following table summarizes revenue by geographical area:

	2024	2023	2022
Revenue(1):
U.S.	$30,375.2	$21,791.0	$18,190.0
Europe	6,920.7	6,174.7	4,299.2
Japan	1,814.9	1,672.6	1,747.3
China	1,660.4	1,539.7	1,452.8
Rest of world	4,271.4	2,946.2	2,852.0
Revenue	$45,042.7	$34,124.1	$28,541.4
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
Business Combinations
When an acquisition met the definition of a business under GAAP, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value required management to make significant estimates and assumptions. The excess of the purchase price over the fair value of the acquired net assets was recorded as goodwill. The results of operations of the acquisition are included in our consolidated financial statements from the date of acquisition.
Manufacturing Facility Acquisition
Overview of Transaction
In May 2024, we acquired all outstanding membership interests of NexPharm Parent HoldCo, LLC and Isopro Holdings, LLC, which together own the assets of a manufacturing site in Wisconsin, for a purchase price of $924.7 million, net of cash acquired. The facility is intended to further expand our global parenteral (injectable) product manufacturing network.

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
The results of operations attributable to this acquisition for the year ended December 31, 2024 were not material.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated statements of operations for the year ended December 31, 2024.
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
Assets Acquired and Liabilities Assumed
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at December 27, 2023
Cash	$302.7
Acquired IPR&D	196.0
Goodwill(1)	853.9
Other assets and liabilities, net	(14.3)
Acquisition date fair value of consideration transferred	1,338.5
Less:
Cash acquired	(302.7)
Cash paid, net of cash acquired	$1,035.8
(1) The goodwill recognized from this acquisition is primarily attributable to the radiopharmaceutical discovery, development, and manufacturing capabilities and the assembled workforce for POINT, which is not deductible for tax purposes.
The results of operations attributable to POINT for the years ended December 31, 2024 and 2023 were not material.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated statements of operations for the year ended December 31, 2023.

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
(2) The goodwill recognized from this acquisition is primarily attributable to future unidentified projects and products and the assembled workforce for Akouos and is not deductible for tax purposes.
(3) See Note 7 for a discussion on the estimation of the CVR liability.
The results of operations attributable to Akouos for the years ended December 31, 2024, 2023 and 2022 were not material.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated statements of operations for the year ended December 31, 2022.

Asset Acquisitions
Upon each asset acquisition, the cost allocated to acquired IPR&D was immediately expensed as acquired IPR&D if the compound has no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound were expensed when the event triggering an obligation to pay the milestone occurred. We recognized acquired IPR&D charges of $3.28 billion, $3.80 billion, and $908.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. The following table summarizes our significant asset acquisitions during 2024, 2023, and 2022.

Counterparty	Compound, Therapy, or Asset	Acquisition Month	Phase of Development(1)	Acquired IPR&D Charge
Morphic Holding, Inc. (Morphic)	MORF-057, inhibitor of α4β7 integrin for the treatment of inflammatory bowel disease	August 2024	Phase 2	$2,548.5

Mablink Biosciences SAS	MBK-103, a folate receptor alpha antibody drug conjugate for the treatment of ovarian cancer	December 2023	Pre-clinical	256.6
Beam Therapeutics Inc.	Opt-in right for programs targeting PCSK9, ANGPTL3 and an undisclosed liver-mediated, cardiovascular target	October 2023	Phase 1	216.3
DICE Therapeutics, Inc. (DICE)	DC-806, an oral IL-17 inhibitor for the treatment of chronic diseases in immunology(2)	August 2023	Phase 2	1,915.5
Versanis Bio, Inc. (Versanis)	Bimagrumab, a monoclonal antibody for the treatment of people living with obesity and obesity-related complications	August 2023	Phase 2	604.1
Emergence Therapeutics AG (Emergence)	ETx-22, a Nectin-4 antibody-drug conjugate for the treatment of urothelial cancer	August 2023	Pre-clinical	406.5

BioMarin Pharmaceutical Inc.	Priority Review Voucher	February 2022	Not applicable	110.0
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
We recognized no other significant acquired IPR&D charges during the years ended December 31, 2024, 2023, and 2022.

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
Boehringer Ingelheim Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of compounds. Significant product families included in the collaboration are Boehringer Ingelheim's Jardiance product family and our Basaglar product family. Glyxambi, Synjardy, and Trijardy XR are included in the Jardiance product family. Rezvoglar is included in the Basaglar product family.
For the Jardiance product family, we and Boehringer Ingelheim generally share equally the ongoing development and commercialization costs in the most significant markets, and we record our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. We receive a royalty on net sales of the Jardiance product family in the most significant markets and recognize the royalty as collaboration and other revenue. Boehringer Ingelheim is entitled to potential performance payments depending on the net sales of the Jardiance product family; therefore, our reported revenue for Jardiance may be reduced by any potential performance payments we make related to this product family. The royalty received by us related to the Jardiance product family may also be increased or decreased depending on whether net sales for this product family exceed or fall below certain thresholds. We pay to Boehringer Ingelheim a royalty on net sales for the Basaglar product family in the U.S. We record our sales of the Basaglar product family to third parties as net product revenue with the royalty payments made to Boehringer Ingelheim recorded as cost of sales. The following table summarizes our revenue recognized:

	2024	2023	2022
Jardiance	$3,340.9	$2,744.7	$2,066.0
Basaglar	676.9	728.3	760.4
2024 revenue from Jardiance included a one-time payment received of $300.0 million associated with an amendment to our collaboration with Boehringer Ingelheim. Pursuant to the amendment, we and Boehringer Ingelheim adjusted commercialization responsibilities for Jardiance within certain smaller markets.
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

	2024	2023	2022
Olumiant	$957.4	$922.6	$830.5

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

	2024	2023	2022
Tyvyt	$526.0	$393.4	$293.3
Ebglyss
We have a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab, which is branded and trademarked as Ebglyss. Roche receives tiered royalty payments on worldwide net sales ranging in percentages from high single digits to high teens, which we recognize as cost of sales. As of December 31, 2024, Roche is eligible to receive additional payments from us, including up to $1.03 billion in potential sales-based milestones. During the years ended December 31, 2024, 2023, and 2022, milestone payments to Roche were not material.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize Ebglyss for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We receive tiered royalty payments on net sales in Europe ranging in percentages from low double digits to low twenties, which we recognize as collaboration and other revenue. During the years ended December 31, 2024, 2023, and 2022, collaboration and other revenue recognized under this license agreement was not material. As of December 31, 2024, we are eligible to receive additional payments up to $1.25 billion in a series of sales-based milestones.
Orforglipron
We have a license agreement with Chugai Pharmaceutical Co., Ltd (Chugai), which provides us with the worldwide development and commercialization rights to orforglipron. Chugai has the right to receive tiered royalty payments on future worldwide net sales from mid single digits to low teens if the product is successfully commercialized. As of December 31, 2024, Chugai is eligible to receive up to $140.0 million contingent upon the achievement of success-based regulatory milestones and up to $250.0 million in a series of sales-based milestones, contingent upon the commercial success of orforglipron. During the years ended December 31, 2024, 2023, and 2022, milestone payments to Chugai were not material.
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
Pursuant to EUAs or similar regulatory authorizations, we recognized net product revenue associated with our sales of our COVID-19 antibodies of $2.02 billion during 2022. We had no sales of our COVID-19 antibodies during the years ended December 31, 2024 and 2023.
Divestitures
Olanzapine Portfolio (including Zyprexa)
In July 2023, we sold the rights for the olanzapine portfolio, including Zyprexa, to Cheplapharm Arzneimittel GmbH (Cheplapharm), a European company. Under the terms of the agreement, we received $1.05 billion in cash in 2023 and an additional $305.0 million in cash in 2024. We included both in the transaction price in 2023.
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
Baqsimi
In June 2023, we sold the rights for Baqsimi to Amphastar Pharmaceuticals, Inc. (Amphastar). Under the terms of the agreement, we received $500.0 million in cash in 2023 and an additional $125.0 million in cash in 2024. We included both in the transaction price in 2023. We are eligible to receive payments of up to $450.0 million in a series of sales-based milestones, that have not been included in the transaction price as of December 31, 2024.
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

Note 5: Asset Impairment, Restructuring, and Other Special Charges
Asset impairment, restructuring, and other special charges were $860.6 million, $67.7 million, and $244.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Asset impairment, restructuring, and other special charges recognized during the year ended December 31, 2024 were primarily related to a $435.0 million litigation charge and an intangible asset impairment for Vitrakvi, driven by expected commercial projections. See Note 16 for additional information related to the litigation charge.
Asset impairment, restructuring, and other special charges recognized during the year ended December 31, 2022 were primarily related to an intangible asset impairment driven by delays in estimated launch timing.

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
Inventories at December 31 consisted of the following:

	2024	2023
Finished products	$1,220.8	$791.7
Work in process	3,979.5	3,248.6
Raw materials and supplies	2,326.0	1,630.1
Total (approximates replacement cost)	7,526.3	5,670.4
Increase to LIFO cost	62.9	102.4
Inventories	$7,589.2	$5,772.8
Inventories valued under the LIFO method comprised $2.70 billion and $1.77 billion of total inventories at December 31, 2024 and 2023, respectively.
When we believe that future commercialization is probable and the future economic benefit is expected to be realized, we capitalize pre-launch inventory prior to regulatory approval. A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization, and marketplace trends. Pre-launch inventory capitalized as of December 31, 2024 was $548.1 million, primarily related to orforglipron.

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
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near-term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the years ended December 31, 2024, 2023, and 2022 were not material.
The net losses recognized in our consolidated statements of operations for equity securities were $49.5 million, $20.2 million, and $410.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. The net gains (losses) recognized for the years ended December 31, 2024, 2023, and 2022 on equity securities sold during the respective periods were not material.
As of December 31, 2024, we had approximately $899 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
We record our available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the years ended December 31, 2024, 2023, and 2022.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of December 31, 2024:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$668.8	$95.2	$225.5	$93.3	$254.8
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position follows:

	2024	2023
Unrealized gross gains	$1.6	$3.4
Unrealized gross losses	43.2	37.9
Fair value of securities in an unrealized gain position	142.6	159.2
Fair value of securities in an unrealized loss position	491.2	452.0

As of December 31, 2024, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Substantially all of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of December 31, 2024, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of a material default on interest or principal payments for our debt securities.
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings and were not material for the years ended December 31, 2024, 2023, and 2022. Proceeds from sales of available-for-sale investments were $98.0 million, $145.6 million, and $132.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Fair Value of Investments
The following table summarizes certain fair value information at December 31, 2024 and 2023 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2024
Cash equivalents(2)	$1,506.9	$1,506.9	$1,494.1	$12.8	$—	$1,506.9
Short-term investments:
U.S. government and agency securities	$29.2	$29.3	$29.2	$—	$—	$29.2
Corporate debt securities	65.3	65.4	—	65.3	—	65.3
Asset-backed securities	0.6	0.7	—	0.6	—	0.6
Other securities	59.7	59.7	—	16.7	43.0	59.7
Short-term investments	$154.8
Noncurrent investments:
U.S. government and agency securities	$140.2	$156.4	$140.2	$—	$—	$140.2
Corporate debt securities	211.4	225.0	—	211.4	—	211.4
Mortgage-backed securities	165.3	177.2	—	165.3	—	165.3
Asset-backed securities	56.7	57.5	—	56.7	—	56.7
Other securities	150.3	102.6	—	6.3	144.0	150.3
Marketable equity securities	485.5	494.6	485.5	—	—	485.5
Equity investments without readily determinable fair values(3)	863.8
Equity method investments(3)	1,142.7
Noncurrent investments	$3,215.9

December 31, 2023
Cash equivalents(2)	$1,088.4	$1,088.4	$1,079.3	$9.1	$—	$1,088.4
Short-term investments:
U.S. government and agency securities	$32.1	$32.3	$32.1	$—	$—	$32.1
Corporate debt securities	52.0	52.1	—	52.0	—	52.0
Other securities	25.0	25.0	—	13.6	11.4	25.0
Short-term investments	$109.1
Noncurrent investments:
U.S. government and agency securities	$148.1	$161.0	$148.1	$—	$—	$148.1
Corporate debt securities	214.3	226.6	—	214.3	—	214.3
Mortgage-backed securities	157.3	167.1	—	157.3	—	157.3
Asset-backed securities	53.5	54.4	—	53.5	—	53.5
Other securities	197.4	100.2	—	23.5	173.9	197.4
Marketable equity securities	711.3	493.2	711.3	—	—	711.3
Equity investments without readily determinable fair values(3)	608.0
Equity method investments(3)	962.3
Noncurrent investments	$3,052.2
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
Debt
Fair Value of Debt
The following table summarizes certain fair value information for our short-term and long-term debt:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
December 31, 2024	$4,337.6	$—	$4,319.4	$—	$4,319.4
December 31, 2023	6,189.4	—	6,166.4	—	6,166.4
Long-term debt, including current portion
December 31, 2024	29,306.7	—	26,249.0	—	26,249.0
December 31, 2023	19,035.9	—	17,221.7	—	17,221.7
Risk Management and Related Financial Instruments
Financial instruments that potentially subject us to credit risk consist principally of trade receivables and interest-bearing investments. Wholesale distributors of our products account for a substantial portion of our trade receivables; collateral is generally not required. We seek to mitigate the risk associated with this concentration through our ongoing credit-review procedures and insurance. The majority of our cash is held by a few major financial institutions that have been identified as Global Systemically Important Banks (G-SIBs) by the Financial Stability Board. G-SIBs are subject to rigorous regulatory testing and oversight and must meet certain capital requirements. We monitor our exposures with these institutions and do not expect any of these institutions to fail to meet their obligations. In accordance with documented corporate risk-management policies, we monitor the amount of credit exposure to any one financial institution or corporate issuer based on credit rating of our counterparty. We are exposed to credit-related losses in the event of nonperformance by counterparties to risk-management instruments but do not expect significant counterparties to fail to meet their obligations given their investment grade credit ratings.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. We derecognized $421.6 million and $431.9 million of accounts receivable as of December 31, 2024 and 2023, respectively, under these factoring arrangements. The costs of factoring such accounts receivable as well as estimated credit losses were not material for the years ended December 31, 2024, 2023, and 2022.
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
Foreign currency exchange risk is managed through the use of foreign currency debt, cross-currency interest rate swaps, and foreign currency forward contracts. Our foreign currency-denominated notes had carrying amounts of $6.03 billion and $7.14 billion as of December 31, 2024 and 2023, respectively, of which $5.34 billion and $5.67 billion have been designated as, and are effective as, hedges of net investments in certain of our foreign operations as of December 31, 2024 and 2023, respectively. At December 31, 2024, we had outstanding cross-currency interest rate swaps with notional amounts of $218.0 million swapping U.S. dollars to euro and 402.0 million Swiss francs swapping to U.S. dollars, with settlement dates ranging through 2028. Our cross-currency interest rate swaps have been designated as, and are effective as, net investment and cash flow hedges, respectively. At December 31, 2024, we had outstanding foreign currency forward contracts to sell 7.59 billion euro and to sell 4.20 billion Chinese yuan, with settlement dates ranging through 2025, which have been designated as, and are effective as, hedges of net investments.
We may also enter into foreign currency forward or option contracts as economic hedges to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies (primarily the euro and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. Forward contracts generally have maturities not exceeding 12 months. At December 31, 2024, our significant outstanding foreign currency forward commitments were as follows, all of which have settlement dates within 180 days:

December 31, 2024
Purchase		Sell
Currency	Amount (in millions)	Currency	Amount (in millions)
Euro	7,522.1	U.S. dollars	7,905.8
U.S. dollars	7,095.3	Euro	6,803.9
U.S. dollars	468.3	Japanese yen	72,355.7
Japanese yen	49,713.2	U.S. dollars	316.1
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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated statements of cash flows. At December 31, 2024, all of our total long-term debt is at a fixed rate. We have converted approximately 5 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.

We also may enter into forward-starting interest rate swaps and treasury locks, which we designate as cash flow hedges, as part of any anticipated future debt issuances in order to reduce the risk of cash flow volatility from future changes in interest rates. The change in fair value of these instruments is recorded as part of other comprehensive income (loss) (see Note 17) and, upon completion of a debt issuance and termination of the instrument, is amortized to interest expense over the life of the underlying debt. Cash proceeds or payments from the termination of these instruments are classified as operating activities in our consolidated statements of cash flows.
The Effect of Risk Management Instruments on the Consolidated Statements of Operations
The following effects of risk-management instruments were recognized in other–net, (income) expense:

	2024	2023	2022
Fair value hedges:
Effect from hedged fixed-rate debt	$(16.3)	$31.5	$(209.8)
Effect from interest rate contracts	16.3	(31.5)	209.8
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	7.2	13.5	16.5
Cross-currency interest rate swaps	93.0	(108.6)	8.6
Net losses on foreign currency exchange contracts not designated as hedging instruments	288.3	26.4	191.3
Total	$388.5	$(68.7)	$216.4
During the years ended December 31, 2024, 2023, and 2022, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	2024	2023	2022
Net investment hedges:
Foreign currency-denominated notes	$337.9	$(219.9)	$324.9
Cross-currency interest rate swaps	16.4	(27.4)	52.0
Foreign currency forward contracts	343.1	(107.1)	(15.4)
Cash flow hedges:
Forward-starting interest rate swaps	53.8	85.6	391.5
Cross-currency interest rate swaps	24.9	15.2	29.8
During the years ended December 31, 2024, 2023, and 2022, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material. As of December 31, 2024, the amount of pre-tax gains or losses on cash flow hedges expected to be reclassified from accumulated other comprehensive income (loss) to other–net, (income) expense over the next 12 months is not material.

Fair Value of Risk-Management Instruments
The following table summarizes certain fair value information at December 31, 2024 and 2023 for risk-management assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2024
Risk-management instruments
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(2.0)	$—	$(2.0)	$—	$(2.0)
Other noncurrent liabilities	(117.8)	—	(117.8)	—	(117.8)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	10.3	—	10.3	—	10.3
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	50.7	—	50.7	—	50.7
Foreign exchange contracts designated as net investment hedges:
Other receivables	297.0	—	297.0	—	297.0
Foreign exchange contracts not designated as hedging instruments:
Other receivables	39.5	—	39.5	—	39.5
Other current liabilities	(93.4)	—	(93.4)	—	(93.4)
Contingent consideration liabilities:
Other noncurrent liabilities	(32.3)	—	—	(32.3)	(32.3)

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2023
Risk-management instruments
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(2.4)	$—	$(2.4)	$—	$(2.4)
Other noncurrent liabilities	(100.3)	—	(100.3)	—	(100.3)
Interest rate contracts designated as cash flow hedges:
Other noncurrent assets	291.2	—	291.2	—	291.2
Cross-currency interest rate contracts designated as net investment hedges:
Other current liabilities	(28.4)	—	(28.4)	—	(28.4)
Other noncurrent liabilities	(3.5)	—	(3.5)	—	(3.5)
Cross-currency interest rate contracts designated as cash flow hedges:
Other receivables	113.8	—	113.8	—	113.8
Other noncurrent assets	63.1	—	63.1	—	63.1
Foreign exchanges contracts designated as hedging instruments:
Other current liabilities	(115.8)	—	(115.8)	—	(115.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	129.6	—	129.6	—	129.6
Other current liabilities	(55.9)	—	(55.9)	—	(55.9)
Contingent consideration liabilities:
Other current liabilities	(39.5)	—	—	(39.5)	(39.5)
Other noncurrent liabilities	(64.4)	—	—	(64.4)	(64.4)
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

Note 8: Goodwill and Other Intangibles
Goodwill
Goodwill results from excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually, or more frequently if impairment indicators are present, by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value to its carrying value is performed to determine the amount of any impairment. The change in goodwill during 2024 was primarily related to our acquisition of a manufacturing site in Wisconsin. See Note 3 for additional information.
No impairments occurred with respect to the carrying value of goodwill for the years ended December 31, 2024, 2023, and 2022.
Other Intangibles
The components of intangible assets other than goodwill at December 31 were as follows:

	2024			2023
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Finite-lived intangible assets:
Marketed products	$8,090.2	$(2,821.6)	$5,268.6	$8,216.8	$(2,277.0)	$5,939.8
Indefinite-lived intangible assets:
Acquired IPR&D	897.7	—	897.7	966.8	—	966.8
Other intangibles	$8,987.9	$(2,821.6)	$6,166.3	$9,183.6	$(2,277.0)	$6,906.6
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
Acquired IPR&D consists of the fair values of acquired IPR&D projects acquired in business combinations, adjusted for subsequent impairments, if any. The costs of acquired IPR&D projects acquired directly in a transaction other than a business combination are capitalized as other intangible assets if the projects have an alternative future use; otherwise, they are expensed immediately. See Note 3 for significant acquired IPR&D projects that had no alternative future use.
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

Intangible assets with finite lives are capitalized and are amortized primarily to cost of sales over their estimated useful lives, ranging from one to 20 years. As of December 31, 2024, the remaining weighted-average amortization period for finite-lived intangible assets was approximately 12 years.
Amortization expense related to finite-lived intangible assets was as follows:

	2024	2023	2022
Amortization expense	$552.9	$505.6	$579.7
The estimated amortization expense for each of the next five years associated with our finite-lived intangible assets as of December 31, 2024 is as follows:

	2025	2026	2027	2028	2029
Estimated amortization expense	$500.6	$490.0	$488.0	$481.3	$467.2

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
At December 31, property and equipment consisted of the following:

	2024	2023
Land	$382.0	$319.8
Buildings	8,806.8	8,280.0
Equipment	11,457.8	10,329.0
Construction in progress	8,244.8	5,084.1
	28,891.4	24,012.9
Less accumulated depreciation	(11,789.0)	(11,099.3)
Property and equipment, net	$17,102.4	$12,913.6
Depreciation expense related to property and equipment was as follows:

	2024	2023	2022
Depreciation expense	$1,058.0	$901.9	$816.6
Capitalized interest costs were not material for the years ended December 31, 2024, 2023, and 2022.
The following table summarizes long-lived assets by geographical area:

	2024	2023
Long-lived assets(1):
U.S. and Puerto Rico	$13,401.5	$9,993.2
Ireland	3,205.0	2,722.6
Rest of world	2,158.9	1,784.2
Long-lived assets	$18,765.4	$14,500.0
(1) Long-lived assets consist of property and equipment, net, operating lease assets, and unamortized computer software costs.

Note 10: Leases
We determine if an arrangement is a lease at inception. We have leases with terms up to 15 years primarily for corporate offices, research and development facilities, vehicles, and equipment, including some of which have options to extend and/or early-terminate the leases. We determine the lease term by assuming the exercise of any renewal and/or early-termination options that are reasonably assured.
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
Lease expense for operating lease assets, which is recognized on a straight-line basis over the lease term, was $209.6 million, $171.2 million, and $148.8 million during the years ended December 31, 2024, 2023, and 2022, respectively. Variable lease payments, which represent non-lease components such as maintenance, insurance and taxes, and which vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the payment obligation is incurred and were not material during the years ended December 31, 2024, 2023, and 2022. Short-term lease expense was not material during the years ended December 31, 2024, 2023, and 2022.
Supplemental balance sheet information related to operating leases as of December 31 was as follows:

	2024	2023
Operating lease right-of-use assets	$1,050.1	$1,024.2
Operating lease liabilities, current portion	175.7	156.3
Operating lease liabilities, noncurrent portion	970.9	948.5
Weighted-average remaining lease term	9 years	9 years
Weighted-average discount rate	4.6%	4.4%
Supplemental cash flow information related to operating leases was as follows:

	2024	2023	2022
Operating cash flows from operating leases	$201.8	$171.0	$149.7
Right-of-use assets obtained in exchange for new operating lease liabilities	210.0	590.0	155.4
The annual minimum lease payments of our operating lease liabilities as of December 31, 2024 were as follows:

2025	$221.2
2026	189.1
2027	172.2
2028	130.3
2029	108.6
After 2029	625.6
Total lease payments	1,447.0
Less imputed interest	300.4
Total	$1,146.6

Finance leases are included in property and equipment, short-term borrowings and current maturities of long-term debt, and long-term debt in our consolidated balance sheets. Finance leases are not material to our consolidated financial statements.

Note 11: Borrowings
Debt at December 31 consisted of the following:

	2024	2023
Short-term commercial paper borrowings	$4,337.6	$6,189.4
Long-term notes	29,474.0	19,104.6
Other long-term debt	6.8	6.5
Unamortized debt issuance costs	(160.8)	(90.5)
Fair value adjustment on hedged long-term notes	(13.4)	15.3
Total debt	33,644.2	25,225.3
Less current portion	(5,117.1)	(6,904.5)
Long-term debt	$28,527.1	$18,320.8
The weighted-average effective borrowing rates on short-term commercial paper borrowings were 4.61 percent and 5.39 percent at December 31, 2024 and 2023, respectively.

The following table summarizes long-term notes at December 31:

	2024	2023
0.15% Swiss franc denominated notes due 2024	$—	$714.6
7.125% notes due 2025	217.5	217.5
2.75% notes due 2025	560.6	560.6
5.0% notes due 2026	750.0	750.0
1.625% euro denominated notes due 2026	779.1	830.7
4.500% notes due 2027	1,000.0	—
5.5% notes due 2027	364.3	364.3
3.1% notes due 2027	401.5	401.5
4.150% notes due 2027	750.0	—
0.45% Swiss franc denominated notes due 2028	441.6	476.4
4.500% notes due 2029	1,000.0	—
3.375% notes due 2029	930.6	930.6
4.200% notes due 2029	1,000.0	—
0.42% Japanese yen denominated notes due 2029	145.6	162.5
2.125% euro denominated notes due 2030	779.1	830.7
0.625% euro denominated notes due 2031	623.2	664.6
4.7% notes due 2033	1,000.0	1,000.0
0.50% euro denominated notes due 2033	623.2	664.6
4.700% notes due 2034	1,500.0	—
4.600% notes due 2034	1,250.0	—
0.56% Japanese yen denominated notes due 2034	58.9	65.8
6.77% notes due 2036	158.6	158.6
5.55% notes due 2037	444.7	444.7
5.95% notes due 2037	266.8	266.8
3.875% notes due 2039	240.3	240.3
1.625% British pound denominated notes due 2043	313.8	318.5
4.65% notes due 2044	38.3	38.3
3.7% notes due 2045	386.8	386.8
3.95% notes due 2047	347.0	347.0
3.95% notes due 2049	958.2	958.2
1.70% euro denominated notes due 2049	1,038.7	1,107.6
0.97% Japanese yen denominated notes due 2049	48.5	54.2
2.25% notes due 2050	1,250.0	1,250.0
1.125% euro denominated notes due 2051	519.4	553.8
4.875% notes due 2053	1,250.0	1,250.0
5.000% notes due 2054	1,500.0	—
5.050% notes due 2054	1,250.0	—
4.15% notes due 2059	591.3	591.3
2.50% notes due 2060	850.0	850.0
1.375% euro denominated notes due 2061	727.1	775.3
4.95% notes due 2063	1,000.0	1,000.0
5.100% notes due 2064	1,500.0	—
5.200% notes due 2064	750.0	—
Unamortized note discounts	(130.7)	(121.2)
Total long-term notes	$29,474.0	$19,104.6

The weighted-average effective borrowing rate for each issuance of the long term-notes approximates the stated interest rate.
At December 31, 2024, we had a total of $8.45 billion of unused committed bank credit facilities, which consisted primarily of a $3.00 billion credit facility that expires in December 2028 and a $5.00 billion 364-day facility that expires in September 2025, both of which are available to support our commercial paper program. We have not drawn against the $3.00 billion and $5.00 billion facilities as of December 31, 2024. Of the remaining committed bank credit facilities, the outstanding balances as of December 31, 2024 and 2023 were not material. Compensating balances and commitment fees are not material, and there are no conditions that are probable of occurring under which the lines may be withdrawn.
In February 2025, we issued $1.00 billion of 4.550 percent fixed-rate notes due in 2028, $1.25 billion of 4.750 percent fixed-rate notes due in 2030, $1.00 billion of 4.900 percent fixed-rate notes due in 2032, $1.25 billion of 5.100 percent fixed-rate notes due in 2035, $1.25 billion of 5.500 percent fixed-rate notes due in 2055, and $750.0 million of 5.600 percent fixed-rate notes due in 2065, all with interest to be paid semi-annually. We expect to use the net cash proceeds from the offering to fund potential business development activities, as well as general business purposes, including the repayment of outstanding commercial paper.
In August 2024, we issued $750.0 million of 4.150 percent fixed-rate notes due in 2027, $1.00 billion of 4.200 percent fixed-rate notes due in 2029, $1.25 billion of 4.600 percent fixed-rate notes due in 2034, $1.25 billion of 5.050 percent fixed-rate notes due in 2054, and $750.0 million of 5.200 percent fixed-rate notes due in 2064, all with interest to be paid semi-annually. We used a portion of the net cash proceeds from the offering of $4.96 billion to fund the acquisition of Morphic and related fees and expenses, with any remaining funds used for general business purposes, including the repayment of outstanding commercial paper.
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
The aggregate amounts of maturities on long-term debt for the next five years are as follows:

	2025	2026	2027	2028	2029
Maturities on long-term debt	$780.9	$1,529.1	$2,515.8	$441.6	$3,076.1
We have converted approximately 5 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps. The weighted-average effective borrowing rates based on long-term debt obligations and interest rates at December 31, 2024 and 2023, including the effects of interest rate swaps for hedged debt obligations, were 3.95 percent and 3.37 percent, respectively.
The aggregate amount of cash payments for interest on borrowings, net of capitalized interest, are as follows:

	2024	2023	2022
Cash payments for interest on borrowings	$577.5	$404.2	$323.7
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

Note 12: Stock-Based Compensation
Our stock-based compensation expense consists of restricted stock units (RSUs), shareholder value awards (SVAs), performance awards (PAs), and relative value awards (RVAs). We recognize the fair value of stock-based compensation as expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares of our common stock and treasury stock to satisfy the issuance of RSU, SVA, PA, and RVA shares.
Stock-based compensation expense and the related tax benefits were as follows:

	2024	2023	2022
Stock-based compensation expense	$645.6	$628.5	$371.1
Tax benefit	135.6	132.0	77.9
At December 31, 2024, stock-based compensation awards may be granted under the 2002 Lilly Stock Plan for not more than 48.8 million additional shares.
Restricted Stock Units
RSUs are granted to certain employees and are payable in shares of our common stock. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant. The corresponding expense is amortized over the vesting period, typically three years. The weighted-average fair values of RSU awards granted during the years ended December 31, 2024, 2023, and 2022 were $749.74, $339.30, and $239.88, respectively. The number of shares ultimately issued for the RSU program remains constant with the number of shares originally granted less forfeitures. Pursuant to this program, 0.9 million, 1.0 million, and 1.0 million shares were granted and approximately 0.3 million, 0.5 million, and 0.8 million shares were issued during the years ended December 31, 2024, 2023, and 2022, respectively. We expect to issue approximately 0.5 million shares in 2025. As of December 31, 2024, the total estimated remaining unrecognized compensation cost related to nonvested RSUs was $485.1 million, which will be amortized over the weighted-average remaining requisite service period of 23 months.
Shareholder Value Award Program
SVAs are granted to officers and management and are payable in shares of our common stock. The number of shares actually issued, if any, varies depending on our stock price at the end of the three-year vesting period compared to pre-established target stock prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model are based on implied volatilities from traded options on our stock, historical volatility of our stock price, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair values of the SVA units granted during the years ended December 31, 2024, 2023, and 2022 were $1,030.87, $349.63, and $203.88, respectively, determined using the following assumptions:

	2024	2023	2022
Expected dividend yield	0.70%	1.07%	1.60%
Risk-free interest rate	4.26	4.08	1.57
Volatility	28.64	29.87	32.99
Pursuant to this program, approximately 0.2 million, 0.3 million, and 0.5 million shares were issued during the years ended December 31, 2024, 2023, and 2022, respectively. We expect to issue approximately 0.3 million shares in 2025. As of December 31, 2024, the total estimated remaining unrecognized compensation cost related to nonvested SVAs was $61.4 million, which will be amortized over the weighted-average remaining requisite service period of 21 months.

Performance Award Program
PAs were granted to officers and management prior to 2024 and are payable in shares of our common stock. The number of PA shares actually issued, if any, varied depending on the achievement of certain pre-established earnings-per-share targets over a two-year period. PA shares were accounted for at fair value based upon the closing stock price on the date of grant and fully vest at the end of the measurement period. The fair values of PAs granted for the years ended December 31, 2023 and 2022 were, $335.86 and $234.93, respectively. Pursuant to this program, approximately 0.4 million, 0.5 million, and 0.7 million shares were issued during the years ended December 31, 2024, 2023, and 2022, respectively. We expect to issue approximately 0.6 million shares in 2025. As of December 31, 2024, there was no remaining unrecognized compensation cost related to PAs, as we discontinued the program.
Relative Value Award Program
RVAs are granted to officers and management and are payable in shares of our common stock. The number of shares actually issued, if any, varies depending on the growth of our stock price at the end of the three-year vesting period compared to our peers. We measure the fair value of the RVA unit on the grant date using a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model are based on implied volatilities from traded options on our stock, historical volatility of our stock price and our peers' stock price, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of the RVA units granted during the years ended December 31, 2024, 2023 and 2022 were $1,106.40, $397.95, and $230.00, respectively, determined using the following assumptions:

	2024	2023	2022
Expected dividend yield	0.70%	1.07%	1.60%
Risk-free interest rate	4.26	4.08	1.57
Volatility	27.69	31.25	32.86
Pursuant to this program, approximately 0.1 million shares were issued during each of the years ended December 31, 2024 and 2023. We expect to issue approximately 0.1 million shares in 2025. As of December 31, 2024, the total estimated remaining unrecognized compensation cost related to nonvested RVAs was $27.5 million, which will be amortized over the weighted-average remaining requisite service period of 22 months.

Note 13: Shareholders' Equity
In 2024, 2023, and 2022, we repurchased $2.50 billion, $750.0 million, and $1.50 billion, respectively, of shares associated with our share repurchase programs.
In 2024, we repurchased $2.50 billion of shares, which completed our $5.00 billion share repurchase program that our board authorized in May 2021. Our board authorized a $15.00 billion share repurchase program in December 2024. No shares were repurchased under this new program as of December 31, 2024.
We have 5.0 million authorized shares of preferred stock. As of December 31, 2024 and 2023, no preferred stock was issued.
We have an employee benefit trust that held 50.0 million shares of our common stock at both December 31, 2024 and 2023, to provide a source of funds to assist us in meeting our obligations under various employee benefit plans. The cost basis of the shares held in the trust was $3.01 billion at both December 31, 2024 and 2023, and is shown as a reduction of shareholders' equity. Any dividend transactions between us and the trust are eliminated. Stock held by the trust is not considered outstanding in the computation of EPS. The assets of the trust were not used to fund any of our obligations under these employee benefit plans during the years ended December 31, 2024, 2023, and 2022.

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
Following is the composition of income tax expense:

	2024	2023	2022
Current:
Federal(1)	$3,312.0	$3,017.9	$2,153.6
Foreign	1,430.3	613.0	547.7
State	31.2	24.3	45.5
Total current tax expense	4,773.5	3,655.2	2,746.8
Deferred:
Federal	(2,178.7)	(2,369.0)	(1,992.4)
Foreign	(473.1)	34.2	(78.2)
State	(31.3)	(6.2)	(114.6)
Total deferred tax benefit	(2,683.1)	(2,341.0)	(2,185.2)
Income taxes	$2,090.4	$1,314.2	$561.6
(1) The 2024, 2023, and 2022 current tax expense includes $129.9 million, $69.3 million, and $189.5 million of tax benefit, respectively, from utilization of net operating loss and other tax carryforwards.

Significant components of our deferred tax assets and liabilities as of December 31 were as follows:

	2024	2023
Deferred tax assets:
Capitalized research and development	$4,598.7	$2,997.5
Purchases of intangible assets	1,781.4	1,981.9
Sales rebates and discounts	1,775.7	1,632.5
Correlative tax adjustments	1,604.3	1,031.3
Tax loss and other tax carryforwards	586.9	527.2
Tax credit carryforwards	577.0	577.0
Compensation and benefits	565.2	521.4
Foreign tax redeterminations	334.8	323.7
Operating lease liabilities	240.5	253.3
Other	358.6	463.4
Total gross deferred tax assets	12,423.1	10,309.2
Valuation allowances	(963.7)	(913.5)
Total deferred tax assets	11,459.4	9,395.7
Deferred tax liabilities:
Intangibles	(1,176.4)	(1,338.2)
Earnings of foreign subsidiaries	(773.1)	(796.6)
Prepaid employee benefits	(611.0)	(460.6)
Property and equipment	(557.6)	(495.2)
Operating lease assets	(219.1)	(237.1)
Financial instruments	(137.3)	(75.1)
Inventories	(58.2)	(619.5)
Total deferred tax liabilities	(3,532.7)	(4,022.3)
Deferred tax assets - net	$7,926.7	$5,373.4
The deferred tax asset and related valuation allowance amounts for U.S. federal, international, and state net operating losses and tax credits shown above have been reduced for differences between financial reporting and tax return filings.
At December 31, 2024, based on filed tax returns we have tax credit carryforwards and carrybacks of $1.13 billion available to reduce future income taxes; $148.8 million, if unused, will expire in 2026, and $53.6 million, if unused, will expire between 2030 and 2044. The remaining portion of the tax credit carryforwards is related to federal tax credits of $68.0 million, international tax credits of $109.4 million, and state tax credits of $754.8 million, all of which are fully reserved.
At December 31, 2024, based on filed tax returns we have net operating losses and other carryforwards for U.S. federal and international tax purposes of $1.74 billion available to reduce future income taxes: $5.8 million will expire by 2029, $355.7 million will expire between 2030 and 2044, and $861.5 million of the carryforwards will never expire. The remaining net operating losses and other carryforwards for U.S. federal and international tax purposes of $481.0 million and $32.4 million, respectively, are fully reserved. Deferred tax assets related to state net operating losses and other carryforwards of $282.6 million are fully reserved as of December 31, 2024.
At December 31, 2024 and 2023, prepaid expenses included prepaid taxes of $7.13 billion and $4.26 billion, respectively.
Domestic and Puerto Rican companies contributed approximately 20 percent, 14 percent, and 33 percent for the years ended December 31, 2024, 2023, and 2022, respectively, to consolidated income before income taxes.

Substantially all of the unremitted earnings of our foreign subsidiaries are considered not to be indefinitely reinvested for continued use in our foreign operations. At December 31, 2024 and 2023, we accrued an immaterial amount of foreign withholding taxes and state income taxes that would be owed upon future distributions of unremitted earnings of our foreign subsidiaries that are not indefinitely reinvested. For the amount considered to be indefinitely reinvested, it is not practicable to determine the amount of the related deferred income tax liability due to the complexities in the tax laws and assumptions we would have to make.
Cash payments of U.S. federal, state, and foreign income taxes, net of refunds, were as follows:

	2024	2023	2022
Cash payments of income taxes	$6,562.1	$5,558.8	$2,672.9
As of December 31, 2024, we have noncurrent income tax payables of $490.7 million that we expect to pay in 2026 and $3.57 billion that we cannot reasonably estimate the timing of future cash outflows.
Following is a reconciliation of the consolidated income tax expense applying the U.S. federal statutory rate to income before income taxes to reported consolidated income tax expense:

	2024	2023	2022
Income tax at the U.S. federal statutory tax rate	$2,662.9	$1,376.5	$1,429.3
Add (deduct):
Non-deductible acquired IPR&D(1)	566.0	677.2	68.3
Foreign-derived intangible income deduction	(307.0)	(236.7)	(287.5)
International operations, including Puerto Rico(2)	(302.1)	(187.1)	(299.5)
General business credits	(290.6)	(258.0)	(155.0)
Stock-based compensation(3)	(184.7)	(79.9)	(48.9)
Valuation allowance release	(23.9)	(4.2)	(116.4)
Other	(30.2)	26.4	(28.7)
Income taxes	$2,090.4	$1,314.2	$561.6
(1) Non-deductible acquired IPR&D was primarily related to the acquisitions of Morphic in 2024, and DICE, Versanis, and Emergence in 2023. See Note 3 for additional information related to acquisitions.
(2) Includes the impact of GILTI tax, Puerto Rico Excise Tax (for 2022), and other U.S. taxation of foreign income.
(3) Includes excess tax benefits from stock-based compensation and non-deductible stock-based compensation.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2024	2023	2022
Beginning balance at January 1	$3,395.0	$2,987.0	$2,798.3
Additions based on tax positions related to the current year	694.2	364.3	274.2
Additions for tax positions of prior years	41.7	78.2	34.6
Reductions for tax positions of prior years	(63.1)	(39.0)	(10.9)
Settlements	(33.4)	(4.7)	(44.8)
Lapses of statutes of limitation	(8.9)	(21.5)	(11.8)
Changes related to the impact of foreign currency translation	(49.7)	30.7	(52.6)
Ending balance at December 31	$3,975.8	$3,395.0	$2,987.0
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $2.62 billion at December 31, 2024.
We file U.S. federal, foreign, and various state and local income tax returns. We are no longer subject to U.S. federal income tax examination for years before 2016. In most major foreign and state jurisdictions, we are no longer subject to income tax examination for years before 2014.
The U.S. examination of tax years 2019-2021 began in 2023 and remains ongoing. For tax years 2016-2018, we are pursuing competent authority assistance through the Mutual Agreement Procedure (MAP) process for the pricing of certain intercompany transactions. The resolution of both audit periods will likely extend beyond the next 12 months.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense and were not material for the years ended December 31, 2024, 2023, and 2022. Our accrued interest and penalties related to unrecognized tax benefits were $594.2 million and $414.9 million at December 31, 2024 and 2023, respectively.

Note 15: Retirement Benefits
We use a measurement date of December 31 to determine the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheets at December 31 for our defined benefit pension and retiree health benefit plans, which were as follows:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$14,257.9	$13,222.0	$1,310.3	$1,258.8
Service cost	338.7	290.4	35.4	31.8
Interest cost	661.7	648.2	62.1	61.3
Actuarial (gain) loss	(1,083.6)	590.5	(96.5)	34.5
Benefits paid	(634.3)	(610.5)	(82.2)	(80.6)
Foreign currency exchange rate changes and other adjustments	(125.0)	117.3	(6.4)	4.5
Benefit obligation at end of year	13,415.4	14,257.9	1,222.7	1,310.3
Change in plan assets:
Fair value of plan assets at beginning of year	13,708.7	13,195.8	2,580.3	2,492.5
Actual return on plan assets	583.2	881.9	58.5	166.8
Employer contribution	115.3	120.6	9.2	1.7
Benefits paid	(634.3)	(610.5)	(82.2)	(80.6)
Foreign currency exchange rate changes and other adjustments	(114.5)	120.9	—	(0.1)
Fair value of plan assets at end of year	13,658.4	13,708.7	2,565.8	2,580.3
Funded status	243.0	(549.2)	1,343.1	1,270.0
Unrecognized net actuarial loss	2,662.9	3,357.9	149.3	109.6
Unrecognized prior service (benefit) cost	4.1	6.4	(3.7)	(9.5)
Net amount recognized	$2,910.0	$2,815.1	$1,488.7	$1,370.1

Amounts recognized in the consolidated balance sheets consisted of:
Other noncurrent assets	$1,481.6	$810.6	$1,484.6	$1,427.7
Other current liabilities	(71.4)	(70.4)	(8.2)	(8.3)
Accrued retirement benefits	(1,167.2)	(1,289.4)	(133.3)	(149.4)
Accumulated other comprehensive loss	2,667.0	3,364.3	145.6	100.1
Net amount recognized	$2,910.0	$2,815.1	$1,488.7	$1,370.1
The unrecognized net actuarial (gain) loss and unrecognized prior service (benefit) cost have not yet been recognized in net periodic pension costs and were included in accumulated other comprehensive loss at December 31, 2024 and 2023. Unrecognized net actuarial (gain) loss for the U.S. and Puerto Rico defined benefit pension and retiree health benefit plans are amortized over the average remaining service period of active employees in the plan. The amortization of actuarial (gains) losses for U.S. and Puerto Rico defined benefit pension plans are determined by using a 10% corridor of the greater of the market related value of assets or the projected benefit obligations.
The $930.1 million decrease in benefit obligation in 2024 was primarily driven by increases in the discount rates. The $1.09 billion increase in benefit obligation in 2023 was primarily driven by decreases in the discount rates.

The following represents our weighted-average assumptions:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	4.8%	5.1%	2.8%	5.0%	5.2%	3.0%
Rate of compensation increase	4.3	4.3	3.5
Expected return on plan assets	8.1	8.1	8.1	7.3	7.3	7.3
Weighted-average assumptions used to determine benefit obligation as of December 31:
Discount rate	5.5%	4.8%	5.1%	5.7%	5.0%	5.2%
Rate of compensation increase	4.0	4.3	4.3
We annually evaluate the expected return on plan assets in our defined benefit pension and retiree health benefit plans. In evaluating the expected return on plan assets, we consider many factors, with a primary analysis of current and projected market conditions; asset returns and asset allocations; and the views of leading financial advisers and economists. In U.S. and Puerto Rico, the expected return on plan assets uses a market-related value of assets. For U.S. dollar denominated investment grade debt securities and derivatives, the market-related value of assets is the actual fair value. For all other asset categories, the market-related value of assets uses a method that recognizes investment gains and losses arising from the difference between expected and actual returns on plan assets over a five-year period.
We may also review our historical assumptions compared with actual results, as well as the assumptions and trend rates utilized by similar plans, where applicable.
Given the design of our retiree health benefit plans, healthcare-cost trend rates do not have a material impact on our financial condition or results of operations.
Expected benefit payments, which reflect expected future service, are as follows:

	2025	2026	2027	2028	2029	2030 - 2034
Defined benefit pension plans	$677.0	$694.4	$721.4	$746.9	$778.4	$4,388.7
Retiree health benefit plans	93.4	93.6	94.4	95.0	95.1	477.5
Amounts relating to defined benefit pension plans with projected benefit obligations in excess of plan assets were as follows at December 31:

	2024	2023
Projected benefit obligation	$2,297.0	$2,395.3
Fair value of plan assets	1,058.4	1,035.4
Amounts relating to defined benefit pension plans and retiree health benefit plans with accumulated benefit obligations in excess of plan assets were as follows at December 31:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2024	2023	2024	2023
Accumulated benefit obligation	$1,655.8	$1,659.5	$141.5	$157.7
Fair value of plan assets	595.0	564.3	—	—
The total accumulated benefit obligation for our defined benefit pension plans was $12.18 billion and $12.74 billion at December 31, 2024 and 2023, respectively.

Net periodic (benefit) cost included the following components:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2024	2023	2022	2024	2023	2022
Components of net periodic (benefit) cost:
Service cost	$338.7	$290.4	$351.7	$35.4	$31.8	$46.6
Interest cost	661.7	648.2	398.1	62.1	61.3	37.8
Expected return on plan assets	(1,112.2)	(1,055.0)	(947.6)	(192.3)	(182.1)	(152.1)
Amortization of prior service (benefit) cost	2.1	2.4	2.4	(5.6)	(52.9)	(54.8)
Recognized actuarial (gain) loss	125.1	122.0	342.4	(2.6)	(5.8)	0.9
Net periodic (benefit) cost	$15.4	$8.0	$147.0	$(103.0)	$(147.7)	$(121.6)
The following represents the amounts recognized in other comprehensive income (loss) for the years ended December 31:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2024	2023	2022	2024	2023	2022
Actuarial gain (loss) arising during period	$554.5	$(763.9)	$823.6	$(37.2)	$(49.8)	$(552.2)
Amortization of prior service (benefit) cost included in net income	2.1	2.4	2.4	(5.6)	(52.9)	(54.8)
Amortization of net actuarial (gain) loss included in net income	125.1	122.0	342.4	(2.6)	(5.8)	0.9
Foreign currency exchange rate changes and other	15.6	(29.2)	55.5	(0.1)	0.7	(0.9)
Total other comprehensive income (loss) during period	$697.3	$(668.7)	$1,223.9	$(45.5)	$(107.8)	$(607.0)
We have defined contribution savings plans that cover our eligible employees worldwide. The purpose of these plans is generally to provide additional financial security during retirement by providing employees with an incentive to save. Our contributions to the plans are based on employee contributions and the level of our match. Expenses under the plans totaled $249.7 million, $222.6 million, and $170.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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

The fair values of our defined benefit pension plan and retiree health plan assets as of December 31, 2024 by asset category were as follows:

		Fair Value Measurements Using
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Valued at Net Asset Value(1)
Defined Benefit Pension Plans
Public equity securities:
U.S.	$1,905.6	$602.4	$0.3	$—	$1,302.9
International	1,517.3	453.7	336.7	—	726.9
Fixed income:
Developed markets	2,343.2	20.6	2,161.9	0.1	160.6
Developed markets - repurchase agreements	(641.0)	—	(641.0)	—	—
Emerging markets	320.4	21.0	34.9	—	264.5
Private alternative investments:
Hedge funds	3,057.6	—	—	—	3,057.6
Equity-like funds	3,931.5	—	—	9.4	3,922.1
Real estate	450.9	301.0	—	—	149.9
Other	772.9	10.2	25.9	—	736.8
Total	$13,658.4	$1,408.9	$1,918.7	$9.5	$10,321.3

Retiree Health Benefit Plans
Public equity securities:
U.S.	$184.2	$56.9	$—	$—	$127.3
International	103.7	41.0	—	—	62.7
Fixed income:
Developed markets	63.0	—	63.0	—	—
Emerging markets	26.0	—	—	—	26.0
Private alternative investments:
Hedge funds	285.2	—	—	—	285.2
Equity-like funds	346.1	—	—	0.9	345.2
Cash value of trust owned insurance contract	1,464.9	—	1,464.9	—	—
Real estate	28.4	28.4	—	—	—
Other	64.3	3.6	(7.0)	—	67.7
Total	$2,565.8	$129.9	$1,520.9	$0.9	$914.1
(1) Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
No material transfers between Level 1, Level 2, or Level 3 occurred during the year ended December 31, 2024. The activity in the Level 3 investments during the year ended December 31, 2024 was not material.

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
In 2025, we expect to contribute approximately $30 million to our defined benefit pension plans to satisfy minimum funding requirements for the year. We do not currently expect to make material discretionary contributions in 2025.

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
Patent Matters
Emgality Patent Litigation
In September 2018, Teva Pharmaceuticals International GmbH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) filed a complaint in the U.S. District Court for the District of Massachusetts alleging that Lilly's launch and continued sales of Emgality infringed various claims in three Teva patents. In November 2022, following a trial, a jury returned a verdict in favor of Teva. In September 2023, the trial court overruled the jury verdict, found all asserted claims invalid, and entered judgment in Lilly's favor. In October 2023, Teva appealed to the U.S. Court of Appeals for the Federal Circuit. The appeal is pending.
Environmental Matters
Superfund Matters
Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as "Superfund," we have been designated as one of several potentially responsible parties with respect to the cleanup of fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup.
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation

In March 2008, the state Labor Public Attorney (LPA) filed a public civil action against Eli Lilly do Brasil Limitada (Lilly Brasil) in the Labor Court of Paulinia, State of Sao Paulo, alleging harm to employees and former employees from alleged exposure to soil and groundwater contaminants at a former manufacturing facility in Cosmopolis, operated by the company between 1977 and 2003. In May 2014, the trial court ruled against Lilly Brasil, ordering it to undertake several remedial and compensatory actions, including health coverage for a class of individuals and certain of their children. The trial court's ruling included a liquidated award of 300 million Brazilian reais, which, when adjusted for inflation, is approximately 1.4 billion Brazilian reais (approximately $226 million as of December 31, 2024). In July 2018, the appeals court generally affirmed the trial court's ruling. Lilly Brasil has appealed to the superior labor court (TST).
In July 2019, at the LPA's request, the trial court ordered a freeze of Lilly Brasil's immovable property in the amount of 500 million Brazilian reais, which was reduced on Lilly Brasil's appeal and, when adjusted for inflation, is approximately 145 million Brazilian reais (approximately $23 million as of December 31, 2024). Both parties have appealed this order to the TST.
The trial court is currently assessing the status of Lilly Brasil's compliance with the obligations as to the land, and an inspection in the industrial plant occurred in October 2023.
Former Employee Litigation
Various former employees have filed related claims against Lilly Brasil in the trial court. These lawsuits are at various stages in the litigation process.
Pricing Matters
340B Litigation and Investigations
In January 2021, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, the Health Resources and Services Administration (HRSA), and the Administrator of HRSA. The lawsuit challenges HHS's December 2020 advisory opinion that the 340B program requires drug manufacturers to deliver discounts to all contract pharmacies, as well as HHS's December 2020 administrative dispute resolution (ADR) regulations. It seeks a declaratory judgment that the defendants violated the Administrative Procedure Act (APA) and the U.S. Constitution, a preliminary injunction enjoining implementation of the ADR process and application of the advisory opinion, and other related relief. In March 2021, the court preliminarily enjoined the government's use of the ADR process as to us. In May 2021, we amended the complaint to add claims related to a May 2021 letter from HRSA asserting that Lilly's contract pharmacy policy violated the 340B statute. In October 2021, the court granted in part and denied in part the parties' cross-motions for summary judgment. Both parties appealed to the U.S. Court of Appeals for the Seventh Circuit. The appeal remains pending.
We received a civil investigative subpoena in February 2021 from the Office of the Attorney General for the State of Vermont relating to the sale of pharmaceutical products to Vermont covered entities under the 340B program. We are cooperating with the subpoena.
We have been named in various ADR petitions, filed in 2021, 2023, and 2024, seeking declaratory, injunctive, and/or monetary relief related to the 340B program. In light of the preliminary injunction order described above, these petitions are being held in abeyance as to us.
In July 2021, Mosaic Health, Inc. filed a putative class action lawsuit in the U.S. District Court for the Western District of New York against us, Sanofi-Aventis U.S., LLC (Sanofi), Novo Nordisk Inc. (Novo Nordisk), and AstraZeneca Pharmaceuticals LP (AstraZeneca), alleging antitrust and unjust enrichment claims related to the defendants' 340B programs. In October 2021, an amended complaint added Central Virginia Health Services, Inc. as a plaintiff. In September 2022, the court dismissed the amended complaint for failure to state a claim but allowed the plaintiffs to move for leave to file a second amended complaint. In January 2024, the court denied the plaintiffs' motion for leave to amend and dismissed the case. In February 2024, the plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit. The appeal remains pending.
We have multiple other challenges against HHS and related parties related to interpretations and actions under the 340B program.

Insulin Pricing Litigation
Since 2017, various plaintiffs, including consumers, states and state attorneys general, counties, municipalities, Native American tribes, school districts, wholesalers, third-party payers, and others, have filed lawsuits, including putative class actions, against us, other manufacturers, pharmacy benefit managers, and others, relating to the pricing of insulin medications, and in some cases other diabetes medications, and rebates paid by manufacturers to pharmacy benefit managers. The complaints in the various lawsuits assert a variety of claims, including among others consumer protection, unfair or deceptive trade practices, fraud, false advertising, unjust enrichment, civil conspiracy, racketeering, antitrust, and unfair competition claims. Most cases have been coordinated or consolidated for pretrial proceedings in a multidistrict litigation (MDL) pending in the U.S. District Court for the District of New Jersey. The lawsuits are at various stages in the litigation process.
In the first-filed case, a putative consumer class action, we and the plaintiffs reached a proposed settlement in May 2023. In January 2024, the court denied the plaintiffs' motion for class certification. We and the plaintiffs subsequently terminated our proposed settlement and stipulated that the court's ruling denying class certification applied to Lilly. The MDL court has issued various case management orders, including but not limited to orders establishing separate tracks for state attorney general claims (State AG Track), putative class actions (Class Action Track), and non-class suits by self-funded payers (Self-Funded Payer Track).
In January 2022, the Michigan attorney general filed a petition in Michigan state court seeking authorization to investigate Lilly for potential violations of the Michigan Consumer Protection Act (MCPA), along with a complaint seeking a declaratory judgment that the state has authority to investigate Lilly's sale of insulin under the MCPA. The court authorized the proposed investigation and the issuance of civil investigative subpoenas. In April 2022, however, the parties entered into a stipulation providing that the state will not issue any civil investigative subpoena to us under the MCPA until the declaratory judgment action is resolved, and in July 2022, the court dismissed the case in its entirety. In June 2023, the Michigan Court of Appeals affirmed the judgment in our favor. In August 2023, the state filed an application for leave to appeal to the Michigan Supreme Court, and oral argument was held in October 2024. The state's request for leave to appeal remains pending.
Lilly has entered into settlement agreements with two states to resolve allegations relating to insulin pricing. In particular, in February 2024, after discovery, Lilly entered into a non-monetary settlement with the Minnesota attorney general's office that resolved a lawsuit filed by Minnesota in 2018; and Lilly entered into a similar non-monetary settlement with the New York attorney general’s office in May 2023. These agreements involved no monetary payments and no admission of wrongdoing or liability.
Insulin and Other Pricing Investigations
We have been subject to various investigations and received subpoenas, civil investigative demands, information requests, interrogatories, and other inquiries from various governmental entities related to pricing issues, including the pricing and sale of insulin medications, and in some instances certain other diabetes medications, and/or calculations of average manufacturer price and best price. These include subpoenas from the Vermont attorney general office, civil investigative demands from the U.S. Department of Justice, the U.S. Federal Trade Commission, and the Colorado, Indiana, Louisiana, Oregon, Texas, and Washington attorney general offices, as well as information requests from the California, Florida, Hawaii, Mississippi, New Mexico, Nevada, and Washington D.C. attorney general offices.
To the extent the foregoing governmental entities have not filed lawsuits, we are cooperating with the various investigations, subpoenas, and inquiries.
Average Manufacturer Price Litigation
In November 2014, a relator filed a qui tam action in the U.S. District Court for the Northern District of Illinois against us and Takeda Pharmaceuticals America, Inc. The relator's complaint alleges that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating average manufacturer prices. In August 2022, following a trial, the jury returned a verdict in favor of the relator. Lilly has appealed to the U.S. Court of Appeals for the Seventh Circuit, and the appeal remains pending.

Other Matters
Actos Litigation
We, along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda), are named in a third party payer class action in the U.S. District Court for the Central District of California. The plaintiffs allege that bladder cancer risk was concealed from them and claim that as a result they and a proposed class of third-party payers are entitled to recover money paid for Actos prescriptions. Our agreement with Takeda calls for Takeda to defend and indemnify us against losses and expenses with respect to U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. In May 2023, the district court granted class certification. In August 2023, the U.S. Court of Appeals for the Ninth Circuit granted our and Takeda's petition for permission to appeal the class certification order. That appeal remains pending.
Mounjaro and Trulicity Product Liability Litigation
Since August 2023, various plaintiffs have filed lawsuits against us, Novo Nordisk A/S (Novo), and other related Novo entities, alleging injuries following purported use of incretin medicines, including Mounjaro and Trulicity. The complaints assert a variety of claims and generally seek damages, medical monitoring, or other relief. Most of these lawsuits have been coordinated or consolidated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Pennsylvania; cases outside the MDL include one case pending in Georgia state court, as well as a class action petition in Israel. In November 2024, the MDL plaintiffs filed a master complaint.
Branchburg Manufacturing Facility
In May 2021, we received a subpoena from the U.S. Department of Justice requesting the production of certain documents relating to our manufacturing site in Branchburg, New Jersey. We are cooperating with the subpoena.
Puerto Rico Tax Matter
In May 2013, the Municipality of Carolina in Puerto Rico (Municipality) filed a lawsuit against us alleging noncompliance with respect to a contract with the Municipality and seeking a declaratory judgment. In June 2019, the Court of First Instance (CFI) granted summary judgment in our favor, dismissing the Municipality's complaint in its entirety. In December 2020, the Puerto Rico Appellate Court (AP) reversed and remanded the case to the CFI for trial on the merits. After trial began in May 2022, the Municipality filed a motion requesting the CFI to execute an alleged judgment. The CFI denied the request, and the Municipality filed for revision at the AP, which we opposed, staying the case. The AP denied the Municipality's motion for revision. Trial resumed in October 2024.
Health Choice Alliance
In October 2019, a relator filed a qui tam lawsuit against us in Texas state court asserting claims under the Texas Medicaid Fraud Prevention Act based on allegations about certain patient support programs related to our products Humalog, Humulin, and Forteo. The lawsuit seeks to recover the value of payments by the Texas Medicaid Program for these products, as well as civil penalties and other relief. The action has been stayed since 2020.
Research Corporation Technologies, Inc.
In April 2016, Research Corporation Technologies, Inc. (RCT) filed a lawsuit against us in the U.S. District Court for the District of Arizona asserting damages claims for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. In October 2021, the court issued a summary judgment decision in favor of RCT on certain issues, including with respect to a disputed royalty. In July 2024, we reached a confidential agreement with RCT that requires different payments based on various litigation outcomes as determined on appeal. The settlement agreement is not an admission of liability or fault, and is subject to conditions. Pursuant to the agreement, the court entered final judgment, Lilly filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit, and Lilly made an initial payment under the agreement. Lilly's appeal remains pending. The remaining amount payable under the agreement, if any, should not have a material impact on our financial position, liquidity or results of operations.

Note 17: Other Comprehensive Income (Loss)
The following table summarizes the activity related to each component of other comprehensive income (loss):

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Retirement Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2022	$(1,550.2)	$3.7	$(2,583.6)	$(213.0)	$(4,343.1)
Other comprehensive income (loss) before reclassifications	(324.4)	(52.2)	291.5	332.8	247.7
Net amount reclassified from accumulated other comprehensive loss	0.4	11.4	229.8	9.2	250.8
Net other comprehensive income (loss)	(324.0)	(40.8)	521.3	342.0	498.5
Balance at December 31, 2022	(1,874.2)	(37.1)	(2,062.3)	129.0	(3,844.6)
Other comprehensive income (loss) before reclassifications	78.9	10.1	(686.9)	79.7	(518.2)
Net amount reclassified from accumulated other comprehensive loss	(23.7)	0.8	51.9	6.8	35.8
Net other comprehensive income (loss)	55.2	10.9	(635.0)	86.5	(482.4)
Balance at December 31, 2023	(1,819.0)	(26.2)	(2,697.3)	215.5	(4,327.0)
Other comprehensive income (loss) before reclassifications	(580.2)	(5.0)	424.6	62.0	(98.6)
Net amount reclassified from accumulated other comprehensive loss	9.6	(0.5)	94.0	0.6	103.7
Net other comprehensive income (loss)	(570.6)	(5.5)	518.6	62.6	5.1
Ending balance at December 31, 2024	$(2,389.6)	$(31.7)	$(2,178.7)	$278.1	$(4,321.9)
The tax effects on the net activity related to each component of other comprehensive income (loss) for the years ended December 31, were as follows:

Tax benefit (expense)	2024	2023	2022
Foreign currency translation gains/losses	$(146.4)	$81.0	$(75.9)
Net unrealized gains/losses on available-for-sale securities	1.6	(3.2)	12.4
Retirement benefit plans	(133.2)	141.5	(95.6)
Net unrealized gains/losses on cash flow hedges	(16.7)	(23.0)	(90.9)
Benefit (expense) for income taxes related to other comprehensive income (loss)	$(294.7)	$196.3	$(250.0)
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

Reclassifications out of accumulated other comprehensive loss were as follows:

				Affected Line Item in the Consolidated Statements of Operations
	2024	2023	2022
Amortization of retirement benefit items:
Prior service benefits, net	$(3.5)	$(50.5)	$(52.4)	Other—net, (income) expense
Actuarial losses	122.5	116.2	343.3	Other—net, (income) expense
Total before tax	119.0	65.7	290.9
Tax benefit	(25.0)	(13.8)	(61.1)	Income taxes
Net of tax	94.0	51.9	229.8

Other, net of tax	9.7	(16.1)	21.0	Other—net, (income) expense
Total reclassifications for the period, net of tax	$103.7	$35.8	$250.8

Note 18: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	2024	2023	2022
Interest expense	$780.6	$485.9	$331.6
Interest income	(175.2)	(173.6)	(62.8)
Net investment losses on equity securities (Note 7)	49.5	20.2	410.7
Retirement benefit plans	(461.7)	(461.9)	(372.9)
Other (income) expense	25.4	32.7	14.3
Other–net, (income) expense	$218.6	$(96.7)	$320.9

Note 19: Segment Information
We operate as a single reportable segment engaged in the discovery, development, manufacturing, marketing, and sales of pharmaceutical products worldwide. A global research and development organization and a supply chain organization are responsible for the discovery, development, manufacturing, and supply of our products. Our commercial organizations market, distribute, and sell the products. The business is also supported by global corporate staff functions. Our determination that we operate as a single segment is consistent with the nature of our operations and the financial information regularly reviewed by the chief executive officer, in his capacity as the chief operating decision maker (CODM), for the purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.
Our purpose is to unite caring with discovery to create medicines that make life better for people around the world. Our long-term success is significantly dependent on our ability to research and develop innovative medicines. The CODM uses consolidated net income to assess performance of our company, ensuring that we are investing in future research and development while efficiently delivering products to patients. The CODM allocates research and development resources based upon several factors, including the likelihood of technical success, unmet medical needs, and the viability of commercial success. A significant component of the CODM’s decision-making process is to ensure a balanced investment in our research and development portfolio to drive near-term success and sustain for the long-term.

The following table summarizes our segment revenue, significant segment expenses, and segment profit:

	2024	2023	2022
Revenue	$45,042.7	$34,124.1	$28,541.4
Less:
Cost of sales	8,418.3	7,082.2	6,629.8
Early-stage research and development(1)	3,916.9	3,092.5	2,406.6
Late-stage research and development(1)	7,073.7	6,220.9	4,784.2
Marketing, selling, and administrative	8,593.8	7,403.1	6,440.4
Acquired in-process research and development	3,280.4	3,799.8	908.5
Other segment items(2)	3,169.6	1,285.2	1,127.1
Net income	$10,590.0	$5,240.4	$6,244.8
(1) Early-stage research and development primarily includes costs incurred from discovery through Phase 2 clinical trials. Late-stage research and development primarily includes costs incurred from Phase 3 clinical trials.
(2) Other segment items primarily include income taxes and asset impairment, restructuring, and other special charges.
The following tables summarize additional segment information:

	2024	2023	2022
Interest income	$175.2	$173.6	$62.8
Interest expense	780.6	485.9	331.6
Depreciation and amortization	1,766.6	1,527.3	1,522.5
Asset impairment, restructuring, and other special charges	860.6	67.7	244.6
Earnings (loss) in equity method investments	89.8	(10.1)	(138.0)
Income taxes	2,090.4	1,314.2	561.6
Expenditures for long-lived assets(1)	5,560.8	3,830.2	2,289.2
(1) Includes expenditures for property and equipment and computer software costs.

	2024	2023
Total assets	$78,714.9	$64,006.3
Equity method investments	1,142.7	962.3

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

Based on our evaluation under this framework, we concluded that our internal control over financial reporting was effective as of December 31, 2024. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which appears herein. Their responsibility is to evaluate whether internal control over financial reporting was designed and operating effectively.

David Ricks	Lucas Montarce
Chair, President, and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Eli Lilly and Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eli Lilly and Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Medicaid, Managed Care, and Medicare sales rebate accruals
Description of the Matter
As described in Note 2 to the consolidated financial statements under the caption “Net
Product Revenue,” the Company establishes provisions for sales rebate and discounts in the same period as the related sales occur. At December 31, 2024, the Company had
$11,539.3 million in sales rebate and discount accruals. A large portion of these accruals are rebates associated with sales in the United States for which payment for purchase of the product is covered by Medicaid, Managed Care, and Medicare.

Auditing the Medicaid, Managed Care, and Medicare sales rebate and discount liabilities is challenging because of the subjectivity of certain assumptions required to estimate the rebate liabilities. In calculating the appropriate accrual amount, the Company considers historical Medicaid, Managed Care, and Medicare rebate payments by product as a percentage of their historical sales as well as any significant changes in sales trends, the lag in payment timing, changes in rebate contracts, an evaluation of the current Medicaid and Medicare laws and interpretations, the percentage of products that are sold via Medicaid, Managed Care, and Medicare, and product pricing. Given variability in prescription drug costs and variability in prescription data, historical rebate information may not be predictive for management to estimate the rebate accrual and thus, management supplements its historical data analysis with qualitative adjustments based upon current expectations, particularly for select products which contribute the largest portion of the Company's revenue.

How We Addressed the Matter in Our Audit
We tested the Company’s controls addressing the identified risks of material misstatement related to the valuation of the sales rebate and discount liabilities. This included testing controls over management’s review of the significant assumptions used to calculate the Medicaid, Managed Care, and Medicare rebate liabilities, including the significant assumptions discussed above. This testing also included management’s control to compare actual activity to estimated activity and controls to ensure the data used to evaluate the significant assumptions was complete and accurate.
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
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Eli Lilly and Company
Opinion on Internal Control Over Financial Reporting
We have audited Eli Lilly and Company and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eli Lilly and Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025, expressed an unqualified opinion thereon.
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
February 19, 2025

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
Our management, with the participation of David Ricks, president and chief executive officer, and Lucas Montarce, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024, and concluded that they were effective.
Management's Report on Internal Control over Financial Reporting
Mr. Ricks and Mr. Montarce provided a report on behalf of management on our internal control over financial reporting, in which management concluded that the company's internal control over financial reporting is effective at December 31, 2024 based on the framework in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Due to the inherent limitations, no evaluation over internal control can provide absolute assurance that no material misstatements or fraud exist.
In addition, Ernst & Young LLP, the company's independent registered public accounting firm, issued an attestation report on the company's internal control over financial reporting as of December 31, 2024.
See Item 8 for the full text of management's report and Ernst & Young's attestation report.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information
On November 20, 2024, Donald Zakrowski, senior vice president, finance, and chief accounting officer, adopted a sales plan (Plan). The Plan was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act of 1934 and our policies regarding trading in our securities. The Plan calls for the sale of up to 4,000 shares of company common stock between March 13, 2025 and November 19, 2025 subject to the terms and conditions of the Plan.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.Directors, Executive Officers, and Corporate Governance
Directors and Executive Officers
Information relating to our board of directors is found in our Definitive Proxy Statement, to be dated on or about March 21, 2025 (Proxy Statement), under "Governance - How We Build an Effective Board" and is incorporated in this Annual Report on Form 10-K by reference.
Information relating to our insider trading procedure and processes is found in our Proxy Statement under "Ownership of Company Stock - Common Stock Ownership by Directors and Executive Officers" and is incorporated in this Annual Report on Form 10-K by reference.
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

Item 11.Executive Compensation
Information on director compensation, executive compensation, and talent and compensation committee matters can be found in the Proxy Statement under "Governance - How We Build an Effective Board - Director Compensation," "- How We Operate an Effective Board - Board Structure - Meetings of the Board and Its Committees - Committees of the Board - Talent and Compensation Committee," "Compensation - Compensation Discussion and Analysis," "- Talent and Compensation Committee Matters," and "- Executive Compensation." Such information is incorporated in this Annual Report on Form 10-K by reference.

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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2024 regarding the company's compensation plans under which shares of the company's common stock have been authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	48,827,102
Equity compensation plan not approved by security holders	—	—	—
Total	—	—	48,827,102
(1) 2,396,006 shares are underlying outstanding equity awards.

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

Item 15.Exhibits and Financial Statement Schedules
(a)1.    Financial Statements
The following consolidated financial statements of the company and its subsidiaries are found at Item 8:
•Consolidated Statements of Operations—Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Comprehensive Income—Years Ended December 31, 2024, 2023, and 2022
•Consolidated Balance Sheets—December 31, 2024 and 2023
•Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2024, 2023, and 2022
•Consolidated Statements of Cash Flows—Years Ended December 31, 2024, 2023, and 2022
•Notes to Consolidated Financial Statements
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

4.3	Description of the Company's Common Stock, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023

4.4	Description of the Company's 1.625% Notes due 2026 and 2.125% Notes due 2030, incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019

4.5	Description of the Company's 6.77% Notes due 2036, incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019

4.6	Description of the Company's 7 1/8% Notes due 2025, incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019

4.7	Description of the Company's 0.625% Notes due 2031 and 1.700% Notes due 2049, incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019

4.8
Description of the Company's 0.500% Notes due 2033, 1.125% Notes due 2051, and 1.375% Notes due 2061, incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021

4.9	Description of the Company's 1.625% Notes due 2043, incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021

10.1	Amended and Restated 2002 Lilly Stock Plan(1), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024

10.2	Form of Performance Award under the 2002 Lilly Stock Plan(1) incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022

10.3	Form of Shareholder Value Award under the 2002 Lilly Stock Plan(1)*

10.4	Form of Relative Value Award under the 2002 Lilly Stock Plan(1)*

10.5	Form of Restricted Stock Unit Award under the 2002 Lilly Stock Plan(1)*

10.6	Form of Non-Compete Payment Agreement(1), incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022

10.7	The Lilly Deferred Compensation Plan, as amended(1)*

10.8	The Lilly Directors' Deferral Plan, as amended(1)*

10.9	The Eli Lilly and Company Bonus Plan, as amended(1), incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020

10.10
2007 Change in Control Severance Pay Plan for Select Employees, as amended(1), incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023

19	Trading Lilly Securities Global Procedure*

21	List of Subsidiaries*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification of David Ricks, Chair, President, and Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Lucas Montarce, Executive Vice President and Chief Financial Officer*

32	Section 1350 Certification*

97	Executive Compensation Recovery Policy, incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023

101	Interactive Data File*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
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
David Ricks
Chair, President, and Chief Executive Officer
February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ David Ricks	Chair, President, and Chief Executive Officer (principal executive officer)
DAVID RICKS

/s/ Lucas Montarce	Executive Vice President and Chief Financial Officer (principal financial officer)
LUCAS MONTARCE

/s/ Donald Zakrowski	Senior Vice President, Finance, and Chief Accounting Officer (principal accounting officer)
DONALD ZAKROWSKI

/s/ Ralph Alvarez	Director
RALPH ALVAREZ

/s/ Katherine Baicker, Ph.D.	Director
KATHERINE BAICKER, Ph.D.

/s/ Erik Fyrwald	Director
ERIK FYRWALD

/s/ Mary Lynne Hedley, Ph.D.	Director
MARY LYNNE HEDLEY, Ph. D.

/s/ Jamere Jackson	Director
JAMERE JACKSON

/s/ Kimberly Johnson	Director
KIMBERLY JOHNSON

/s/ William Kaelin, Jr., M.D.	Director
WILLIAM KAELIN, JR., M.D.

/s/ Juan Luciano	Director
JUAN LUCIANO

/s/ Jon Moeller	Director
JON MOELLER

/s/ Gabrielle Sulzberger	Director
GABRIELLE SULZBERGER