Form 10-Q
period 2025-03-31
ELI LILLY & Co
filed 2025-05-01
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of April 28, 2025:

Class	Number of Shares Outstanding
Common	947,735,651

Eli Lilly and Company
Form 10-Q
For the Quarter Ended March 31, 2025

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
•the use of artificial intelligence or other emerging technologies in various facets of our operations, which may exacerbate competitive, regulatory, litigation, cybersecurity, and other risks;
•the impact of global macroeconomic conditions, including uneven economic growth or downturns or uncertainty, trade and other global disputes and interruptions, including related to tariffs, trade protection measures, and similar restrictions, international tension, conflicts, regional dependencies, or other costs, uncertainties, and risks related to engaging in business globally;
•fluctuations in foreign currency exchange rates, changes in interest rates, and inflation or deflation;
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
More information on factors that could cause our actual results to differ from those expressed in forward-looking statements is included from time to time in our reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2024, particularly under Part I, Item 1A, "Risk Factors." Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and under Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K to be a complete statement of all potential risks and uncertainties.
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

Trademarks and Trade Names
All trademarks or trade names referred to in this Quarterly Report on Form 10-Q are the property of the company, or, to the extent trademarks or trade names belonging to other companies are referenced in this Quarterly Report on Form 10-Q, the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that the company or, to the extent applicable, their respective owners will not assert, to the fullest extent under applicable law, the company’s or their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2025	2024
Revenue (Note 2)	$12,728.5	$8,768.0
Costs, expenses, and other:
Cost of sales	2,224.2	1,673.5
Research and development	2,733.7	2,522.8
Marketing, selling, and administrative	2,468.8	1,952.2
Acquired in-process research and development (Note 3)	1,571.7	110.5
Asset impairment, restructuring, and other special charges	35.0	—
Other–net, (income) expense (Note 11)	239.0	(27.1)
	9,272.4	6,231.9
Income before income taxes	3,456.1	2,536.1
Income taxes (Note 7)	696.8	293.2
Net income	$2,759.3	$2,242.9

Earnings per share:
Basic	$3.07	$2.49
Diluted	$3.06	$2.48

Shares used in calculation of earnings per share:
Basic	898.7	900.8
Diluted	900.6	903.8
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$2,759.3	$2,242.9
Other comprehensive income, net of tax (Note 10)	547.3	27.5
Comprehensive income	$3,306.6	$2,270.4
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY
(Dollars in millions)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 6)	$3,093.3	$3,268.4
Short-term investments (Note 6)	127.4	154.8
Accounts receivable, net of allowances of $15.5 (2025) and $14.9 (2024)	12,036.6	11,005.7
Other receivables	1,966.6	2,269.7
Inventories (Note 5)	9,311.0	7,589.2
Prepaid expenses	14,653.9	8,340.5
Other current assets	72.4	111.4
Total current assets	41,261.2	32,739.7
Investments (Note 6)	3,222.7	3,215.9
Goodwill	5,770.5	5,770.3
Other intangibles, net	6,012.2	6,166.3
Deferred tax assets	8,573.2	8,000.6
Property and equipment, net of accumulated depreciation of $12,146.9 (2025) and $11,789.0 (2024)	18,474.1	17,102.4
Other noncurrent assets	6,074.9	5,719.7
Total assets	$89,388.8	$78,714.9
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$4,016.4	$5,117.1
Accounts payable	3,442.0	3,228.6
Employee compensation	1,113.9	2,093.9
Sales rebates and discounts	11,550.3	11,539.3
Dividends payable	—	1,346.3
Short-term income taxes payable	6,175.7	1,116.4
Other current liabilities	3,769.8	3,935.0
Total current liabilities	30,068.1	28,376.6
Noncurrent Liabilities
Long-term debt	34,499.5	28,527.1
Accrued retirement benefits (Note 8)	1,315.5	1,300.5
Long-term income taxes payable	5,370.5	4,060.9
Other noncurrent liabilities	2,288.4	2,178.2
Total noncurrent liabilities	43,473.9	36,066.7
Commitments and Contingencies (Note 9)
Eli Lilly and Company Shareholders' Equity
Common stock	592.6	592.4
Additional paid-in capital	6,910.0	7,439.3
Retained earnings	15,099.5	13,545.0
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 10)	(3,774.6)	(4,321.9)
Cost of common stock in treasury	(49.5)	(49.5)
Total Eli Lilly and Company shareholders' equity	15,764.8	14,192.1
Noncontrolling interests	82.0	79.5
Total equity	15,846.8	14,271.6
Total liabilities and equity	$89,388.8	$78,714.9
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)
ELI LILLY AND COMPANY

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2024	949,781	$593.6	$7,250.4	$10,312.3	$(3,013.2)	$(4,327.0)	402	$(44.2)	$91.8
Net income (loss)				2,242.9					(5.1)
Other comprehensive income, net of tax						27.5
Issuance of stock under employee stock plans, net	987	0.6	(400.3)				(37)	11.5
Stock-based compensation			159.4
Other				(1.3)					(1.5)
Balance at March 31, 2024	950,768	$594.2	$7,009.5	$12,553.9	$(3,013.2)	$(4,299.5)	365	$(32.7)	$85.2

Balance at January 1, 2025	947,903	$592.4	$7,439.3	$13,545.0	$(3,013.2)	$(4,321.9)	365	$(49.5)	$79.5
Net income				2,759.3					7.0
Other comprehensive income, net of tax						547.3
Retirement of treasury shares	(1,359)	(0.8)		(1,199.2)			(1,359)	1,200.0
Purchase of treasury shares							1,359	(1,200.0)
Issuance of stock under employee stock plans, net	1,551	1.0	(683.0)
Stock-based compensation			153.7
Other				(5.6)					(4.5)
Balance at March 31, 2025	948,095	$592.6	$6,910.0	$15,099.5	$(3,013.2)	$(3,774.6)	365	$(49.5)	$82.0
(1) As of March 31, 2025, there was $13.80 billion remaining under our $15.00 billion share repurchase program authorized in December 2024.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$2,759.3	$2,242.9
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	462.8	400.6
Change in deferred income taxes	(391.6)	(279.0)
Stock-based compensation expense	153.7	159.4
Net investment (gains) losses	149.1	(15.8)
Acquired in-process research and development	1,571.7	110.5
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(3,364.2)	(1,751.2)
Other operating activities, net	324.8	298.6
Net Cash Provided by Operating Activities	1,665.6	1,166.0
Cash Flows from Investing Activities
Purchases of property and equipment	(1,509.5)	(986.3)
Proceeds from sales of and distributions from noncurrent investments	71.6	70.5
Purchases of noncurrent investments	(196.7)	(117.1)
Purchases of in-process research and development	(1,757.0)	(96.5)
Other investing activities, net	39.3	(48.2)
Net Cash Used for Investing Activities	(3,352.3)	(1,177.6)
Cash Flows from Financing Activities
Dividends paid	(1,346.3)	(1,169.2)
Net change in short-term borrowings	(1,848.7)	(5,204.8)
Proceeds from issuance of long-term debt	6,461.0	6,452.5
Purchases of common stock	(1,200.0)	—
Other financing activities, net	(686.3)	(389.8)
Net Cash Provided by (Used for) Financing Activities	1,379.7	(311.3)
Effect of exchange rate changes on cash and cash equivalents	131.9	(35.5)
Net decrease in cash and cash equivalents	(175.1)	(358.4)
Cash and cash equivalents at January 1	3,268.4	2,818.6
Cash and Cash Equivalents at March 31	$3,093.3	$2,460.2
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Tables present dollars in millions, except per-share data, and numbers may not add due to rounding)
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
We operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, and sales of pharmaceutical products worldwide. A global research and development organization and a supply chain organization are responsible for the discovery, development, manufacturing, and supply of our products. Our commercial organizations market, distribute, and sell the products. The business is also supported by global corporate staff functions. See Note 12 for additional information.
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended March 31,
	2025	2024
Net product revenue	$11,601.2	$7,796.5
Collaboration and other revenue	1,127.3	971.5
Revenue	$12,728.5	$8,768.0
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements includes our share of profits from the collaborations, as well as royalties, upfront, and milestone payments we receive under these types of contracts. See Note 4 for additional information related to our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue resulting from our collaboration with Boehringer Ingelheim discussed in Note 4, as well as the sale of product rights. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers.
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were less than 1 percent and approximately 3 percent of U.S. revenue during the three months ended March 31, 2025 and 2024, respectively.

Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product:

	Three Months Ended March 31,
	2025			2024
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$2,655.9	$1,185.9	$3,841.8	$1,520.4	$286.2	$1,806.5
Zepbound	2,305.4	6.5	2,311.9	517.4	—	517.4
Trulicity	770.5	324.7	1,095.2	1,081.9	374.4	1,456.3
Jardiance(1)	309.8	704.6	1,014.4	368.2	318.3	686.5
Other cardiometabolic health	535.1	409.7	944.8	602.1	424.1	1,026.3
Total cardiometabolic health	6,576.7	2,631.4	9,208.1	4,090.0	1,403.0	5,493.0

Oncology:
Verzenio	657.6	501.3	1,158.9	638.2	412.1	1,050.3
Other oncology	388.2	400.4	788.6	360.1	399.6	759.7
Total oncology	1,045.8	901.7	1,947.5	998.3	811.7	1,810.0

Immunology:
Taltz	476.5	285.4	761.9	347.1	257.0	604.1
Other immunology	101.6	224.6	326.1	50.1	179.8	229.9
Total immunology	578.1	510.0	1,088.0	397.2	436.8	834.0

Neuroscience	189.3	82.8	272.1	163.2	225.9	389.1

Other	99.5	113.3	212.9	45.7	196.2	241.9

Revenue	$8,489.4	$4,239.1	$12,728.5	$5,694.4	$3,073.7	$8,768.0
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.

The following table summarizes revenue by geographical area:

	Three Months Ended March 31,
	2025	2024
Revenue(1):
U.S.	$8,489.4	$5,694.4
Europe	2,388.7	1,440.7
China	450.8	376.2
Japan	402.2	363.9
Rest of world	997.4	892.9
Revenue	$12,728.5	$8,768.0
(1) Revenue is attributed to the countries based on the location of the customer or other party.

Note 3: Acquisitions
We engage in various forms of business development activities to enhance or refine our product pipeline, including acquisitions, collaborations, investments, and licensing arrangements. In connection with these arrangements, our partners may be entitled to future royalties and/or commercial milestones based on sales if the products are approved for commercialization and/or milestones based on the successful progress of compounds through the development process. We account for each arrangement as either a business combination or an asset acquisition in accordance with GAAP. We recognized no business combinations for the three months ended March 31, 2025 and 2024.
Asset Acquisitions
Upon each asset acquisition, the cost allocated to acquired in-process research and development (IPR&D) was immediately expensed as acquired IPR&D if the compound had no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound were expensed as acquired IPR&D when the event triggering an obligation to pay the milestone occurred.
We recognized acquired IPR&D charges of $1.57 billion and $110.5 million for the three months ended March 31, 2025 and 2024, respectively. The acquired IPR&D charges for the three months ended March 31, 2025 were primarily related to the acquisition of Scorpion Therapeutics, Inc.'s (Scorpion's) PI3Kα inhibitor program STX-478, currently being evaluated in a Phase 1/2 clinical trial for breast cancer and other advanced solid tumors.
We recognized no other significant acquired IPR&D charges during the three months ended March 31, 2025 and 2024.

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

Boehringer Ingelheim Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of compounds. Boehringer Ingelheim's Jardiance product family, that includes Glyxambi, Synjardy, and Trijardy XR, is the significant product family included in the collaboration.
For the Jardiance product family, we and Boehringer Ingelheim generally share equally in certain significant ongoing development and commercialization costs, and we record our portion of the development and commercialization costs as research and development expense and marketing, selling, and administrative expense, respectively. We receive a royalty on net sales of the Jardiance product family in the most significant markets and recognize the royalty as collaboration and other revenue. Boehringer Ingelheim is entitled to potential performance payments depending on the net sales of the Jardiance product family; therefore, our reported revenue for Jardiance may be reduced by any potential performance payments we make related to this product family. The royalty received by us related to the Jardiance product family may also be increased or decreased depending on whether net sales for this product family exceed or fall below certain thresholds. The following table summarizes our revenue recognized:

	Three Months Ended March 31,
	2025	2024
Jardiance	$1,014.4	$686.5
In the first quarter of 2025, we and Boehringer Ingelheim amended our collaboration to adjust commercialization responsibilities for the Jardiance product family in certain markets, resulting in our recognition of a one-time benefit of $370.0 million as Jardiance revenue. Resulting from recent amendments, we have the right to receive up to $610.0 million in potential sales-based milestones related to the Jardiance product family in certain markets through December 31, 2026. No such sales-based milestones were recognized as of March 31, 2025.
Ebglyss
We have a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab, which is branded and trademarked as Ebglyss. Roche receives tiered royalty payments on worldwide net sales ranging in percentages from high single digits to high teens, which we recognize as cost of sales. As of March 31, 2025, Roche is eligible to receive additional payments from us, including up to $1.03 billion in potential sales-based milestones. During the three months ended March 31, 2025 and 2024, milestone payments to Roche were not material.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize Ebglyss, for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We receive tiered royalty payments on net sales in Europe ranging in percentages from low double digits to low twenties, which we recognize as collaboration and other revenue. During the three months ended March 31, 2025 and 2024, collaboration and other revenue recognized under this license agreement was not material. As of March 31, 2025, we are eligible to receive additional payments up to $1.25 billion in a series of sales-based milestones.
Orforglipron
We have a license agreement with Chugai Pharmaceutical Co., Ltd (Chugai), which provides us with the worldwide development and commercialization rights to orforglipron. Chugai has the right to receive tiered royalty payments on future worldwide net sales from mid-single digits to low teens if the product is successfully commercialized. As of March 31, 2025, Chugai is eligible to receive up to $140.0 million contingent upon the achievement of success-based regulatory milestones and up to $250.0 million in a series of sales-based milestones, contingent upon the commercial success of orforglipron. During the three months ended March 31, 2025 and 2024, milestone payments to Chugai were not material.

Note 5: Inventories
The following table summarizes components of inventories:

	March 31, 2025	December 31, 2024
Finished products	$1,298.2	$1,220.8
Work in process	5,296.3	3,979.5
Raw materials and supplies	2,687.2	2,326.0
Total (approximates replacement cost)	9,281.7	7,526.3
Increase to last-in, first-out (LIFO) cost	29.3	62.9
Inventories	$9,311.0	$7,589.2
When we believe that future commercialization is probable and the future economic benefit is expected to be realized, we capitalize pre-launch inventory prior to regulatory approval. A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization, and marketplace trends. Pre-launch inventories capitalized as of March 31, 2025 and December 31, 2024 were $601.4 million and $548.1 million, respectively, primarily related to orforglipron.

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
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near-term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the three months ended March 31, 2025 and 2024 were not material.
The net gains (losses) recognized in our consolidated condensed statements of operations for equity securities were $(146.7) million and $16.0 million for the three months ended March 31, 2025 and 2024, respectively. The net gains (losses) recognized for the three months ended March 31, 2025 and 2024 on equity securities sold during the respective periods were not material.
As of March 31, 2025, we had approximately $868 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
We record our available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three months ended March 31, 2025 and 2024.

The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of March 31, 2025:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$688.6	$102.6	$171.0	$124.1	$290.9
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position follows:

	March 31, 2025	December 31, 2024
Unrealized gross gains	$3.0	$1.6
Unrealized gross losses	33.6	43.2
Fair value of securities in an unrealized gain position	216.6	142.6
Fair value of securities in an unrealized loss position	435.9	491.2
As of March 31, 2025, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Substantially all of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of March 31, 2025, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of a material default on interest or principal payments for our debt securities.
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings and were not material for the three months ended March 31, 2025 and 2024. Proceeds from sales of available-for-sale investments were $41.6 million and $24.4 million for the three months ended March 31, 2025 and 2024, respectively.

Fair Value of Investments
The following table summarizes certain fair value information at March 31, 2025 and December 31, 2024 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2025
Cash equivalents(2)	$1,290.1	$1,290.1	$1,277.4	$12.7	$—	$1,290.1

Short-term investments:
U.S. government and agency securities	$42.6	$43.1	$42.6	$—	$—	$42.6
Corporate debt securities	59.4	59.5	—	59.4	—	59.4
Asset-backed securities	0.6	0.6	—	0.6	—	0.6
Other securities	24.8	24.8	—	4.2	20.6	24.8
Short-term investments	$127.4

Noncurrent investments:
U.S. government and agency securities	$131.2	$142.9	$131.2	$—	$—	$131.2
Corporate debt securities	206.8	217.0	—	206.8	—	206.8
Mortgage-backed securities	179.8	188.6	—	179.8	—	179.8
Asset-backed securities	68.3	68.6	—	68.3	—	68.3
Other securities	161.0	118.8	—	6.3	154.7	161.0
Marketable equity securities	461.7	476.2	461.7	—	—	461.7
Equity investments without readily determinable fair values(3)	865.3
Equity method investments(3)	1,148.6
Noncurrent investments	$3,222.7

December 31, 2024
Cash equivalents(2)	$1,506.9	$1,506.9	$1,494.1	$12.8	$—	$1,506.9

Short-term investments:
U.S. government and agency securities	$29.2	$29.3	$29.2	$—	$—	$29.2
Corporate debt securities	65.3	65.4	—	65.3	—	65.3
Asset-backed securities	0.6	0.7	—	0.6	—	0.6
Other securities	59.7	59.7	—	16.7	43.0	59.7
Short-term investments	$154.8

Noncurrent investments:
U.S. government and agency securities	$140.2	$156.4	$140.2	$—	$—	$140.2
Corporate debt securities	211.4	225.0	—	211.4	—	211.4
Mortgage-backed securities	165.3	177.2	—	165.3	—	165.3
Asset-backed securities	56.7	57.5	—	56.7	—	56.7
Other securities	150.3	102.6	—	6.3	144.0	150.3
Marketable equity securities	485.5	494.6	485.5	—	—	485.5
Equity investments without readily determinable fair values(3)	863.8
Equity method investments(3)	1,142.7
Noncurrent investments	$3,215.9
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
Debt
In February 2025, we issued $1.00 billion of 4.550 percent fixed-rate notes due in 2028, $1.25 billion of 4.750 percent fixed-rate notes due in 2030, $1.00 billion of 4.900 percent fixed-rate notes due in 2032, $1.25 billion of 5.100 percent fixed-rate notes due in 2035, $1.25 billion of 5.500 percent fixed-rate notes due in 2055, and $750.0 million of 5.600 percent fixed-rate notes due in 2065, all with interest to be paid semi-annually. We used a portion of the net cash proceeds from this offering to fund the acquisition of Scorpion's PI3Kα inhibitor program STX-478 and related fees and expenses, with any remaining funds used for general business purposes, including the repayment of commercial paper.
During the three months ended March 31, 2024, we issued $6.50 billion aggregate principal amount of notes. We used the net cash proceeds from this offering for general business purposes, including the repayment of commercial paper, and the repayment of then-current maturities of long-term debt.
Fair Value of Debt
The following table summarizes certain fair value information for our short-term and long-term debt:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
March 31, 2025	$2,488.9	$—	$2,481.9	$—	$2,481.9
December 31, 2024	4,337.6	—	4,319.4	—	4,319.4
Long-term debt, including current portion
March 31, 2025	36,027.1	—	33,137.0	—	33,137.0
December 31, 2024	29,306.7	—	26,249.0	—	26,249.0
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. We derecognized $410.8 million and $421.6 million of accounts receivable as of March 31, 2025 and December 31, 2024, respectively, under these factoring arrangements. The costs of factoring such accounts receivable as well as estimated credit losses were not material for the three months ended March 31, 2025 and 2024.
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
We manage foreign currency exchange risk through the use of foreign currency debt, cross-currency interest rate swaps, and foreign currency forward contracts. Our foreign currency-denominated notes had carrying amounts of $6.26 billion and $6.03 billion as of March 31, 2025 and December 31, 2024, respectively, of which $5.54 billion and $5.34 billion have been designated as, and are effective as, hedges of net investments in certain of our foreign operations as of March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, we had outstanding cross-currency interest rate swaps with notional amounts of $218.0 million swapping U.S. dollars to euro and 402.0 million Swiss francs swapping Swiss francs to U.S. dollars, with settlement dates ranging through 2028. Our cross-currency interest rate swaps have been designated as, and are effective as, net investment and cash flow hedges, respectively. At March 31, 2025, we had outstanding foreign currency forward contracts to sell 6.06 billion euro and to sell 4.20 billion Chinese yuan with settlement dates ranging through 2025, which have been designated as, and are effective as, hedges of net investments.
We may also enter into foreign currency forward or option contracts as economic hedges to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies (primarily the euro and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. Forward contracts generally have maturities not exceeding 12 months. At March 31, 2025, our significant outstanding foreign currency forward commitments were as follows, all of which have settlement dates within 180 days:

March 31, 2025
Purchase		Sell
Currency	Amount (in millions)	Currency	Amount (in millions)
Euro	9,202.4	U.S. dollars	10,024.4
U.S. dollars	7,183.1	Euro	6,588.9
U.S. dollars	327.6	British pounds	252.8
U.S. dollars	322.0	Japanese yen	48,107.6

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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At March 31, 2025, all of our total long-term debt is at a fixed rate. We have converted approximately 5 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.

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

	Three Months Ended March 31,
	2025	2024
Fair value hedges:
Effect from hedged fixed-rate debt	$39.6	$(16.7)
Effect from interest rate contracts	(39.6)	16.7
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	1.4	2.4
Cross-currency interest rate swaps	(11.7)	84.0
Net losses on foreign currency exchange contracts not designated as hedging instruments	12.5	2.4
Total	$2.2	$88.8
During the three months ended March 31, 2025 and 2024, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2025	2024
Net investment hedges:
Foreign currency-denominated notes	$(203.5)	$131.8
Cross-currency interest rate swaps	(9.3)	17.0
Foreign currency forward contracts	(327.3)	99.1
Cash flow hedges:
Forward-starting interest rate swaps	(24.8)	77.4
Cross-currency interest rate swaps	(6.7)	13.7
During the three months ended March 31, 2025 and 2024, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material. As of March 31, 2025, the amount of pre-tax gains or losses on cash flow hedges expected to be reclassified from accumulated other comprehensive income (loss) to other–net, (income) expense during the next 12 months is not material.

Fair Value of Risk-Management Instruments
The following table summarizes certain fair value information at March 31, 2025 and December 31, 2024 for risk management assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2025
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	$8.9	$—	$8.9	$—	$8.9
Other current liabilities	(3.4)	—	(3.4)	—	(3.4)
Other noncurrent liabilities	(85.0)	—	(85.0)	—	(85.0)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	1.1	—	1.1	—	1.1
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	55.7	—	55.7	—	55.7
Foreign exchange contracts designated as net investment hedges:
Other receivables	26.0	—	26.0	—	26.0
Other current liabilities	(142.8)	—	(142.8)	—	(142.8)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	76.3	—	76.3	—	76.3
Other current liabilities	(92.0)	—	(92.0)	—	(92.0)
Contingent consideration liabilities:
Other noncurrent liabilities	(30.3)	—	—	(30.3)	(30.3)
December 31, 2024
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(2.0)	$—	$(2.0)	$—	$(2.0)
Other noncurrent liabilities	(117.8)	—	(117.8)	—	(117.8)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	10.3	—	10.3	—	10.3
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	50.7	—	50.7	—	50.7
Foreign exchange contracts designated as hedging instruments:
Other receivables	297.0	—	297.0	—	297.0
Foreign exchange contracts not designated as hedging instruments:
Other receivables	39.5	—	39.5	—	39.5
Other current liabilities	(93.4)	—	(93.4)	—	(93.4)
Contingent consideration liabilities:
Other noncurrent liabilities	(32.3)	—	—	(32.3)	(32.3)

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

Note 7: Income Taxes
The effective tax rate was 20.2 percent for the three months ended March 31, 2025 compared to 11.6 percent for the three months ended March 31, 2024, primarily driven by the unfavorable tax impact of a non-deductible acquired IPR&D charge in 2025. The 2025 and 2024 effective tax rates were impacted by net discrete tax benefits in each period.
The U.S. examination of tax years 2019-2021 remains ongoing. For tax years 2016-2018, we are pursuing competent authority assistance through the Mutual Agreement Procedure process for the pricing of certain intercompany transactions. The resolution of both audit periods will likely extend beyond the next 12 months.

Note 8: Retirement Benefits
Net pension and retiree health (benefit) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended March 31,
	2025	2024
Components of net periodic cost:
Service cost	$83.7	$83.8
Interest cost	172.8	165.0
Expected return on plan assets	(269.5)	(277.6)
Amortization of prior service cost	0.5	0.5
Recognized actuarial loss	20.9	30.6
Net periodic cost	$8.4	$2.3

	Retiree Health Benefit Plans
	Three Months Ended March 31,
	2025	2024
Components of net periodic benefit:
Service cost	$8.3	$8.2
Interest cost	15.8	15.5
Expected return on plan assets	(46.2)	(48.1)
Amortization of prior service benefit	(0.1)	(1.4)
Recognized actuarial gain	(0.8)	(0.6)
Net periodic benefit	$(23.0)	$(26.4)

Note 9: Contingencies
We are and may become involved in various lawsuits, claims, government investigations and other legal proceedings that arise from time to time in the course of our business, including patent, environmental, commercial, contractual, licensing, employment, health and safety, consumer fraud, pricing, access, consumer, sales and marketing, product liability, insurance, antitrust, securities, and regulatory compliance matters, among others. Such matters may involve inquiries from or disputes with various types of parties, including governments, regulatory agencies, competitors, customers, suppliers, service providers, licensees, employees, or shareholders, among others. We cannot predict the final outcome of these proceedings, and while we intend to vigorously prosecute or defend our position as appropriate, there can be no assurance that we will be successful or obtain any requested relief. Matters often develop over a long period of time and expectations can change as a result of new findings, rulings, appeals, settlements, legal or regulatory changes, or other factors. From time to time we may discontinue or settle and compromise matters as appropriate in our best interest.
Legal proceedings that we believe are significant or could become significant or material are described below. For proceedings in which we are named as defendants, unless otherwise noted, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued; however, we believe that the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations in any one accounting period.
Litigation accruals and environmental liabilities and any related estimated insurance recoverables are reflected on a gross basis as liabilities and assets, respectively, on our consolidated balance sheets. We accrue for estimated exposures to the extent they are both probable and reasonably estimable based on the then available information. We accrue for certain unfiled product liability claims to the extent we can formulate a reasonable estimate of their exposure. We estimate these exposures based primarily on historical claims experience and data regarding product usage. Legal defense costs expected to be incurred in connection with significant liability loss contingencies are accrued when both probable and reasonably estimable.
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
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
In March 2008, the state Labor Public Attorney (LPA) filed a public civil action against Eli Lilly do Brasil Limitada (Lilly Brasil) in the Labor Court of Paulinia, State of Sao Paulo, alleging harm to employees and former employees from alleged exposure to soil and groundwater contaminants at a former manufacturing facility in Cosmopolis, operated by the company between 1977 and 2003. In May 2014, the trial court ruled against Lilly Brasil, ordering it to undertake several remedial and compensatory actions, including health coverage for a class of individuals and certain of their children. The trial court's ruling included a liquidated award of 300 million Brazilian reais, which, when adjusted for inflation, is approximately 1.44 billion Brazilian reais (approximately $251 million as of March 31, 2025). In July 2018, the appeals court generally affirmed the trial court's ruling. Lilly Brasil has appealed to the superior labor court (TST).

In July 2019, at the LPA's request, the trial court ordered a freeze of Lilly Brasil’s immovable property in the amount of 500 million Brazilian reais, which was reduced on Lilly's appeal and, when adjusted for inflation, is approximately 149 million Brazilian reais (approximately $26 million as of March 31, 2025). Both parties have appealed this order to the TST.
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
In January 2022, the Michigan attorney general filed a petition in Michigan state court seeking authorization to investigate Lilly for potential violations of the Michigan Consumer Protection Act (MCPA), along with a complaint seeking a declaratory judgment that the state has authority to investigate Lilly's sale of insulin under the MCPA. The court authorized the proposed investigation and the issuance of civil investigative subpoenas. In April 2022, however, the parties entered into a stipulation providing that the state will not issue any civil investigative subpoena to us under the MCPA until the declaratory judgment action is resolved, and in July 2022, the court dismissed the case in its entirety. In June 2023, the Michigan Court of Appeals affirmed the judgment in our favor. In April 2025, the Michigan Supreme Court granted the state's application for leave to appeal and ordered oral argument.
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
Mounjaro and Trulicity Product Liability Litigation
Since August 2023, various plaintiffs have filed lawsuits against us, Novo Nordisk A/S (Novo), and other related Novo entities, alleging injuries following purported use of incretin medicines, including Mounjaro and Trulicity. The complaints assert a variety of claims and generally seek damages, medical monitoring, and/or other relief. Most of these lawsuits have been coordinated or consolidated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Pennsylvania. In November 2024, the MDL plaintiffs filed a master complaint. In addition to the cases in the United States, there are two class action petitions in Israel.

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

Note 10: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended March 31, 2025 and 2024:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Retirement Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2025	$(2,389.6)	$(31.7)	$(2,178.7)	$278.1	$(4,321.9)
Other comprehensive income (loss) before reclassifications	535.4	7.8	(19.0)	(24.8)	499.4
Net amount reclassified from accumulated other comprehensive loss	30.6	0.6	16.2	0.5	47.9
Net other comprehensive income (loss)	566.0	8.4	(2.8)	(24.3)	547.3
Balance at March 31, 2025	$(1,823.6)	$(23.3)	$(2,181.5)	$253.8	$(3,774.6)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Retirement Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2024	$(1,819.0)	$(26.2)	$(2,697.3)	$215.5	$(4,327.0)
Other comprehensive income (loss) before reclassifications	(88.2)	(4.8)	15.6	72.0	(5.4)
Net amount reclassified from accumulated other comprehensive loss	10.2	0.1	23.0	(0.4)	32.9
Net other comprehensive income (loss)	(78.0)	(4.7)	38.6	71.6	27.5
Balance at March 31, 2024	$(1,897.0)	$(30.9)	$(2,658.7)	$287.1	$(4,299.5)
The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
Tax benefit (expense)	2025	2024
Foreign currency translation gains/losses	$113.4	$(52.0)
Net unrealized gains/losses on available-for-sale securities	(2.6)	1.4
Retirement benefit plans	(1.5)	4.8
Net unrealized gains/losses on cash flow hedges	6.5	(19.0)
Benefit (expense) for income taxes allocated to other comprehensive income (loss)	$115.8	$(64.8)
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

Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2025	2024
Amortization of retirement benefit items:
Prior service costs (benefits), net	$0.4	$(0.9)	Other–net, (income) expense
Actuarial losses, net	20.1	30.0	Other–net, (income) expense
Total before tax	20.5	29.1
Tax benefit	(4.3)	(6.1)	Income taxes
Net of tax	16.2	23.0

Other, net of tax	31.7	9.9	Other–net, (income) expense
Total reclassifications, net of tax	$47.9	$32.9

Note 11: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended March 31,
	2025	2024
Interest expense	$243.7	$179.6
Interest income	(48.3)	(45.8)
Net investment (gains) losses on equity securities (Note 6)	146.7	(16.0)
Retirement benefit plans	(106.6)	(116.1)
Other (income) expense	3.5	(28.8)
Other–net, (income) expense	$239.0	$(27.1)

Note 12: Segment Information
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

The following table summarizes our segment revenue, significant segment expenses, and segment profit:

	Three Months Ended March 31,
	2025	2024
Revenue	$12,728.5	$8,768.0
Less:
Cost of sales	2,224.2	1,673.5
Early-stage research and development(1)	990.0	852.1
Late-stage research and development(1)	1,743.7	1,670.7
Marketing, selling, and administrative	2,468.8	1,952.2
Acquired in-process research and development	1,571.7	110.5
Other segment items(2)	970.8	266.1
Net income	$2,759.3	$2,242.9
(1) Early-stage research and development primarily includes costs incurred from discovery through Phase 2 clinical trials. Late-stage research and development primarily includes costs incurred from Phase 3 clinical trials.
(2) Other segment items primarily include income taxes and asset impairment, restructuring, and other special charges.
The following tables summarize additional segment information:

	Three Months Ended March 31,
	2025	2024
Interest expense	$243.7	$179.6
Interest income	48.3	45.8
Depreciation and amortization	462.8	400.6
Asset impairment, restructuring, and other special charges	35.0	—
Earnings (loss) in equity method investments	(58.7)	13.7
Income taxes	696.8	293.2
Expenditures for long-lived assets(1)	1,516.6	1,059.6
(1) Includes expenditures for property and equipment and computer software costs.

	March 31, 2025	December 31, 2024
Total assets	$89,388.8	$78,714.9
Equity method investments	1,148.6	1,142.7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

(Tables present dollars in millions, except per-share data, and numbers may not add due to rounding)
General
Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying footnotes in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain statements in this Part I, Item 2 of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" in this Quarterly Report on Form 10-Q and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, may cause our actual results, financial position, and cash generated from operations to differ from these forward-looking statements.
EXECUTIVE OVERVIEW
This section provides an overview of our financial results, updates to our clinical development pipeline, and other matters affecting our company and industry.
Financial Results
The following table summarizes certain financial information:

	Three Months Ended March 31,		Percent Change
	2025	2024
Revenue	$12,728.5	$8,768.0	45
Net income	2,759.3	2,242.9	23
Earnings per share - diluted	3.06	2.48	23

Revenue increased for the three months ended March 31, 2025 driven by increased volume, partially offset by lower realized prices and unfavorable impact of foreign exchange rates. The increase in revenue during the three months ended March 31, 2025 was primarily driven by Mounjaro and Zepbound.
Net income and earnings per share for the three months ended March 31, 2025 increased primarily due to higher gross margin, partially offset by increased acquired IPR&D charges and marketing, selling, and administrative expenses.
See "Results of Operations" for additional information.

Clinical Development Pipeline Updates
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative new medicines. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Executive Overview—Clinical Development Pipeline” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for select new molecular entities (NMEs) and new indication line extension (NILEX) products in Phase 2 or Phase 3 clinical trials or that were submitted for regulatory review or received regulatory approval in the U.S., European Union (EU), or Japan. The following reflects certain developments since our Annual Report on Form 10-K for the year ended December 31, 2024:

Compound	Development
Tirzepatide	In 2025, we withdrew our U.S. application for tirzepatide for heart failure with preserved ejection fraction.
Orforglipron	In 2025, we announced positive results for oral GLP-1, orforglipron, in the Phase 3 ACHIEVE-1 trial for type 2 diabetes.
Mirikizumab (Omvoh)	In 2025, Japan's Ministry of Health, Labour and Welfare approved mirikizumab for treatment of Crohn’s disease.
Donanemab
In 2025, the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) issued an opinion that does not recommend donanemab for approval for the treatment of early symptomatic Alzheimer's disease. We are seeking re-examination by CHMP.

Pirtobrutinib (Jaypirca)	In 2025, the European Commission approved pirtobrutinib for treatment of chronic lymphocytic leukemia.
Olomorasib	In 2025, a Phase 3 trial was initiated for olomorasib for resected adjuvant non-small cell lung cancer.
Other Matters
Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access and Certain Other Regulatory Developments
Reforms, including those that may stem from political initiatives, periods of uneven economic growth or downturns, or as a result of inflation or deflation, trade and other global disputes and interruptions including related to tariffs, trade protection measures, and similar restrictions, the emergence or escalation of, and responses to, international tension and conflicts, or government budgeting priorities, are expected to continue to result in added pressure on cost, pricing, reimbursement, and access for our products.
Global concern over access to, and affordability of, pharmaceutical products continues to drive regulatory and legislative debate and action, as well as cost containment efforts by governmental authorities and scrutiny of pricing and access disparities. Cost containment measures include the use of mandated discounts, price reporting requirements, mandated reference prices, restrictive formularies, changes to available intellectual property protections, as well as other efforts. Among other measures, the Inflation Reduction Act of 2022 (IRA) requires HHS to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Currently, these government prices generally apply beginning at nine years (for medicines approved under a New Drug Application) or thirteen years (for medicines approved under a Biologics License Application) following FDA approval or licensure for the molecule, although the U.S. presidential administration has expressed support for legislation that would align these timelines through legislation. In August 2023, HHS selected Jardiance, which is part of our collaboration with Boehringer Ingelheim, as one of the first ten medicines subject to government-set prices effective in 2026 and we expect additional of our significant products will be selected in future years. The IRA has, and will continue to, meaningfully influence our business strategies and those of our competitors and could significantly impact our business and consolidated results of operations.

Other policies, regulations, legislation, or enforcement, including those proposed or pursued by lawmakers, regulators, and other authorities in the U.S. and worldwide, have and may continue to adversely impact our business and consolidated results of operations. For example, the U.S. and other countries have recently imposed new tariffs, some of which have been paused but may come into effect quickly and unpredictably. While pharmaceuticals are exempt from certain of these tariffs, such exemptions may be terminated or may not apply to any future tariffs. The precise impact of any further tariffs, trade protection measures, and other restrictions would depend on their ultimate scope, timing, and other factors. If enacted, any such restrictions could result in supply disruptions or delays, further increase costs, or otherwise have a negative impact on our business. Given the nature of pharmaceutical regulation and commercialization, we may not be able to share the burden of increased costs from tariffs and related impacts to any meaningful degree.
The consolidation and integration of private payers and pharmacy benefit managers in the U.S. continues to significantly impact the market for pharmaceuticals by increasing payer leverage in negotiating manufacturer price or rebate concessions and pharmacy reimbursement rates. Furthermore, restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private payers may adversely impact our business and consolidated results of operations. We expect that these actions may intensify and could particularly affect certain products, which could adversely affect our business. In addition, we are engaged in litigation and investigations related to the 340B program, access to insulin, pricing, product safety, and other matters that, if resolved adversely to us, could negatively impact our business and consolidated results of operations. It is not currently possible to predict the overall potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts worldwide.
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
Incretin Medicines
At various times during 2024, demand for our incretin medicines exceeded production. Tirzepatide supply currently exceeds demand in the U.S. Demand in launched markets remains dynamic, and increases or changes in demand, by dose or overall, as well as the complex supply chain, may result in periodic unavailability of certain presentations and dose levels at certain locations even when total tirzepatide supply can meet demand. Supply considerations will continue to influence the timing and approach (including available presentations) of tirzepatide launches in new markets. Production increases and delivery presentation initiatives are ongoing, and additional capacity is expected to be operational over the next several years.
We continue to see the production, marketing, and sale of counterfeit, misbranded, adulterated, and compounded incretins. These practices may impact patient safety and undermine regulatory drug approval processes. While the FDA has confirmed that the previous shortage of tirzepatide has ended and that compounding pharmacies are required to cease mass production, we cannot guarantee adequate regulation or compliance. Lilly will continue to consider all options, including filing lawsuits where appropriate, to address unlawful practices and the patient safety risks of unapproved, untested, and manipulated drugs.

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
Effective January 1, 2024, several EU and non-EU countries enacted legislation (known as "Pillar Two") that provided for a minimum level of taxation of multinational companies. The increase to income tax expense as a result of the global minimum tax is not expected to be material in current and future years. Our assessment of the impact for 2025 and subsequent years could be affected by legislative guidance and future enactment of additional provisions.
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
Other Factors
Other factors have had, and may continue to have, an impact on our consolidated results of operations. These factors include cost and wage inflation, supply chain and labor market complexities, international tension and conflicts, uneven economic growth, downturns or uncertainty, and an increase in overall demand in our industry for certain products and materials.
See "Business" in Part 1, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 9 to the consolidated condensed financial statements for additional information and risks and uncertainties that could impact our business and operations, including the matters described within this Executive Overview.

RESULTS OF OPERATIONS
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended March 31,		Percent Change
	2025	2024
U.S.	$8,489.4	$5,694.4	49
Outside U.S.	4,239.1	3,073.7	38
Revenue	$12,728.5	$8,768.0	45

The following are components of the change in revenue compared with the prior year:

	Three Months Ended March 31,
	2025 vs. 2024
	U.S.	Outside U.S.	Consolidated
Volume	57%	46%	53%
Price	(7)	(3)	(6)
Foreign exchange rates	—	(5)	(2)
Percent change	49%	38%	45%
In the U.S. for the three months ended March 31, 2025, the volume increase and the lower realized prices were driven by Zepbound and Mounjaro.
Outside the U.S. for the three months ended March 31, 2025, the increase in volume was driven by Mounjaro and, to a lesser extent, Jardiance. Jardiance revenue included a one-time benefit of $370.0 million associated with an amendment to our collaboration with Boehringer Ingelheim. Pursuant to the amendment, we and Boehringer Ingelheim adjusted commercialization responsibilities for Jardiance within certain markets.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product:

	Three Months Ended March 31,				Percent Change
	2025			2024
	U.S.	Outside U.S.	Total	Total
Mounjaro	$2,655.9	$1,185.9	$3,841.8	$1,806.5	113
Zepbound	2,305.4	6.5	2,311.9	517.4	NM
Verzenio	657.6	501.3	1,158.9	1,050.3	10
Other products	2,870.5	2,545.4	5,415.9	5,393.8	—
Revenue	$8,489.4	$4,239.1	$12,728.5	$8,768.0	45
NM - not meaningful

Revenue of Mounjaro increased 75 percent in the U.S. during the three months ended March 31, 2025, reflecting continued strong demand, partially offset by lower realized prices. Revenue outside the U.S. during the three months ended March 31, 2025 was $1.19 billion compared to $286.2 million during the three months ended March 31, 2024, primarily driven by volume growth, including entry into new markets, partially offset by lower realized prices.
Revenue of Zepbound in the U.S. during the three months ended March 31, 2025 was $2.31 billion, compared to $517.4 million for the three months ended March 31, 2024, primarily driven by increased demand, partially offset by lower realized prices.
Revenue of Verzenio increased 3 percent in the U.S. during the three months ended March 31, 2025, driven by higher realized prices. Increased demand was more than offset by wholesaler buying patterns and competitive dynamics. Revenue outside of the U.S. increased 22 percent during the three months ended March 31, 2025, primarily driven by volume growth, partially offset by the unfavorable impact of foreign exchange rates.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Three Months Ended March 31,		Percent Change
	2025	2024
Gross margin	$10,504.3	$7,094.5	48
Gross margin as a percent of revenue	82.5%	80.9%
Research and development	$2,733.7	$2,522.8	8
Marketing, selling, and administrative	2,468.8	1,952.2	26
Acquired IPR&D	1,571.7	110.5	NM
Asset impairment, restructuring, and other special charges	35.0	—	NM
Other–net, (income) expense	239.0	(27.1)	NM
Income taxes	696.8	293.2	138
Effective tax rate	20.2%	11.6%
NM - not meaningful
Gross margin as a percent of revenue for the three months ended March 31, 2025 increased 1.6 percentage points compared with the three months ended March 31, 2024, primarily driven by improved cost of production and favorable product mix, partially offset by lower realized prices.
Research and development expenses increased 8 percent for the three months ended March 31, 2025, driven by continued investments in our early and late-stage portfolio.
Marketing, selling, and administrative expenses increased 26 percent for the three months ended March 31, 2025, primarily driven by promotional efforts supporting ongoing and future launches.

Acquired IPR&D charges for the three months ended March 31, 2025 were primarily related to the acquisition of Scorpion's PI3Kα inhibitor program STX-478.
The effective tax rate was 20.2 percent for the three months ended March 31, 2025 compared to 11.6 percent for the three months ended March 31, 2024, primarily driven by the unfavorable tax impact of a non-deductible acquired IPR&D charge in 2025. The 2025 and 2024 effective tax rates were impacted by net discrete tax benefits in each period.
For additional information for other-net, (income) expense, see Note 11 to the consolidated condensed financial statements.

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
As we expand our manufacturing capacity in order to meet existing and expected demand of our medicines, we have entered, and expect to continue to enter, into various agreements for contract manufacturing and for supply of materials. Executed agreements related to our medicines in development could, under certain circumstances, require us to pay up to approximately $8 billion if we do not purchase specified amounts of goods or services over the durations of the agreements, which are generally up to 8 years.
Cash and cash equivalents decreased to $3.09 billion as of March 31, 2025, compared with $3.27 billion as of December 31, 2024. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the three months ended March 31, 2025 and 2024.
In addition to our cash and cash equivalents, we held total investments of $3.35 billion and $3.37 billion as of March 31, 2025 and December 31, 2024, respectively. See Note 6 to the consolidated condensed financial statements for additional information.
For investments that were accounted for as asset acquisitions, we paid $1.76 billion in 2025 for acquired IPR&D primarily related to the acquisition of Scorpion's PI3Kα inhibitor program STX-478. See Note 3 to the consolidated condensed financial statements for additional information.
As of March 31, 2025, total debt was $38.52 billion, an increase of $4.87 billion compared with $33.64 billion as of December 31, 2024. In February 2025, we issued $6.50 billion of fixed-rate notes and used the net cash proceeds to fund the acquisition of Scorpion's PI3Kα inhibitor program STX-478 and related fees and expenses and for general business purposes, including the repayment of outstanding commercial paper. See Note 6 to the consolidated condensed financial statements for additional information.
As of March 31, 2025, we had a total of $8.42 billion of unused committed bank credit facilities, $8.00 billion of which is available to support our commercial paper program. See Note 6 to the consolidated condensed financial statements for additional information. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the three months ended March 31, 2025, we repurchased $1.20 billion of shares under our $15.00 billion share repurchase program authorized in December 2024. As of March 31, 2025, we had $13.80 billion remaining under this program.
During the three months ended March 31, 2025, we paid dividends of $1.35 billion, or $1.50 per share, to our shareholders.

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
Our management, with the participation of David Ricks, president and chief executive officer, and Lucas Montarce, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2024) as of March 31, 2025, and concluded that they were effective.
(b)Changes in Internal Controls. During the first quarter of 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended March 31, 2025:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2025	—	$—	—	$15,000.0
February 2025	1,277	881.03	1,277	13,875.0
March 2025	82	917.61	82	13,800.0
Total	1,359	883.23	1,359
During the three months ended March 31, 2025, we repurchased $1.20 billion of shares under our $15.00 billion share repurchase program authorized in December 2024.

Item 5. Other Information
On February 12, 2025, Ilya Yuffa, executive vice president and president, Lilly international, adopted a sales plan (Plan). The Plan was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act of 1934 and our policies regarding trading in our securities. The Plan calls for the sale of up to 2,500 shares of company common stock between May 14, 2025 and August 13, 2025 subject to the terms and conditions of the Plan.

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

ELI LILLY AND COMPANY
(Registrant)

Date:	May 1, 2025	/s/ Lucas Montarce
Lucas Montarce
Executive Vice President and Chief Financial Officer
Date:	May 1, 2025	/s/ Donald Zakrowski
Donald Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer