Form 10-Q
period 2025-06-30
ELI LILLY & Co
filed 2025-08-07
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 4, 2025:

Class	Number of Shares Outstanding
Common	946,456,759

Eli Lilly and Company
Form 10-Q
For the Quarter Ended June 30, 2025

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
•continued pricing pressures and the impact of actions of governmental and private actors affecting pricing of, reimbursement for, and patient access to pharmaceuticals, or reporting obligations related thereto;
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY
(Dollars and shares in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue (Note 2)	$15,557.7	$11,302.8	$28,286.2	$20,070.8
Costs, expenses, and other:
Cost of sales	2,447.8	2,170.2	4,672.0	3,843.7
Research and development	3,336.1	2,711.2	6,069.8	5,234.0
Marketing, selling, and administrative	2,753.0	2,117.3	5,221.8	4,069.5
Acquired in-process research and development (Note 3)	153.8	154.3	1,725.5	264.8
Asset impairment, restructuring, and other special charges (Note 5)	—	435.0	35.0	435.0
Other–net, (income) expense (Note 12)	90.6	197.6	329.6	170.5
	8,781.3	7,785.6	18,053.7	14,017.5
Income before income taxes	6,776.4	3,517.2	10,232.5	6,053.3
Income taxes (Note 8)	1,115.9	550.2	1,812.7	843.4
Net income	$5,660.5	$2,967.0	$8,419.8	$5,209.9

Earnings per share:
Basic	$6.30	$3.29	$9.37	$5.78
Diluted	$6.29	$3.28	$9.35	$5.76

Shares used in calculation of earnings per share:
Basic	897.9	900.9	898.3	900.8
Diluted	899.8	904.2	900.2	904.0
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$5,660.5	$2,967.0	$8,419.8	$5,209.9
Other comprehensive income (loss), net of tax (Note 11)	58.6	(79.0)	605.9	(51.5)
Comprehensive income	$5,719.1	$2,888.0	$9,025.7	$5,158.4
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY
(Dollars in millions)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 7)	$3,375.9	$3,268.4
Short-term investments (Note 7)	170.1	154.8
Accounts receivable, net of allowances of $16.1 (2025) and $14.9 (2024)	14,170.4	11,005.7
Other receivables	3,035.2	2,269.7
Inventories (Note 6)	11,013.8	7,589.2
Prepaid expenses (Note 8)	18,019.8	8,340.5
Other current assets	68.8	111.4
Total current assets	49,854.0	32,739.7
Investments (Note 7)	3,207.4	3,215.9
Goodwill	5,770.5	5,770.3
Other intangibles, net	5,908.3	6,166.3
Deferred tax assets	9,427.4	8,000.6
Property and equipment, net of accumulated depreciation of $12,554.0 (2025) and $11,789.0 (2024)	20,529.7	17,102.4
Other noncurrent assets	6,225.3	5,719.7
Total assets	$100,922.6	$78,714.9
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$5,723.7	$5,117.1
Accounts payable	4,075.7	3,228.6
Employee compensation	1,303.0	2,093.9
Sales rebates and discounts	14,537.4	11,539.3
Dividends payable	1,345.2	1,346.3
Short-term income taxes payable	6,958.0	1,116.4
Other current liabilities	5,076.9	3,935.0
Total current liabilities	39,019.9	28,376.6
Noncurrent Liabilities
Long-term debt	34,180.1	28,527.1
Accrued retirement benefits (Note 9)	1,344.5	1,300.5
Long-term income taxes payable	5,684.3	4,060.9
Other noncurrent liabilities	2,344.7	2,178.2
Total noncurrent liabilities	43,553.6	36,066.7
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders' Equity
Common stock	592.0	592.4
Additional paid-in capital	7,089.3	7,439.3
Retained earnings	17,376.2	13,545.0
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(3,716.0)	(4,321.9)
Cost of common stock in treasury	(55.4)	(49.5)
Total Eli Lilly and Company shareholders' equity	18,272.9	14,192.1
Noncontrolling interests	76.2	79.5
Total equity	18,349.1	14,271.6
Total liabilities and equity	$100,922.6	$78,714.9
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)
ELI LILLY AND COMPANY

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at April 1, 2024	950,768	$594.2	$7,009.5	$12,553.9	$(3,013.2)	$(4,299.5)	365	$(32.7)	$85.2
Net income (loss)				2,967.0					(9.9)
Other comprehensive loss, net of tax						(79.0)
Cash dividends declared per share: $2.60				(2,342.9)
Issuance of stock under employee stock plans, net	13	—	(6.4)
Stock-based compensation			211.1
Other									(1.8)
Balance at June 30, 2024	950,781	$594.2	$7,214.2	$13,178.0	$(3,013.2)	$(4,378.5)	365	$(32.7)	$73.5

Balance at April 1, 2025	948,095	$592.6	$6,910.0	$15,099.5	$(3,013.2)	$(3,774.6)	365	$(49.5)	$82.0
Net income				5,660.5					18.7
Other comprehensive income, net of tax						58.6
Cash dividends declared per share: $3.00				(2,692.2)
Retirement of treasury shares	(909)	(0.6)		(691.6)			(909)	692.2
Purchase of treasury shares							909	(692.2)
Issuance of stock under employee stock plans, net	12	—	(5.8)
Stock-based compensation			185.1
Other								(5.9)	(24.5)
Balance at June 30, 2025	947,198	$592.0	$7,089.3	$17,376.2	$(3,013.2)	$(3,716.0)	365	$(55.4)	$76.2
(1) As of June 30, 2025, there was $13.11 billion remaining under our $15.00 billion share repurchase program authorized in December 2024.
See notes to consolidated condensed financial statements.

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2024	949,781	$593.6	$7,250.4	$10,312.3	$(3,013.2)	$(4,327.0)	402	$(44.2)	$91.8
Net income (loss)				5,209.9					(15.0)
Other comprehensive loss, net of tax						(51.5)
Cash dividends declared per share: $2.60				(2,342.9)
Issuance of stock under employee stock plans, net	1,000	0.6	(406.7)				(37)	11.5
Stock-based compensation			370.5
Other				(1.3)					(3.3)
Balance at June 30, 2024	950,781	$594.2	$7,214.2	$13,178.0	$(3,013.2)	$(4,378.5)	365	$(32.7)	$73.5

Balance at January 1, 2025	947,903	$592.4	$7,439.3	$13,545.0	$(3,013.2)	$(4,321.9)	365	$(49.5)	$79.5
Net income				8,419.8					25.7
Other comprehensive income, net of tax						605.9
Cash dividends declared per share: $3.00				(2,692.2)
Retirement of treasury shares	(2,268)	(1.4)		(1,890.8)			(2,268)	1,892.2
Purchase of treasury shares							2,268	(1,892.2)
Issuance of stock under employee stock plans, net	1,563	1.0	(688.8)
Stock-based compensation			338.8
Other				(5.6)				(5.9)	(29.0)
Balance at June 30, 2025	947,198	$592.0	$7,089.3	$17,376.2	$(3,013.2)	$(3,716.0)	365	$(55.4)	$76.2
(1) As of June 30, 2025, there was $13.11 billion remaining under our $15.00 billion share repurchase program authorized in December 2024.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$8,419.8	$5,209.9
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	941.3	815.0
Change in deferred income taxes	(1,460.3)	(1,286.6)
Stock-based compensation expense	338.8	370.5
Net investment losses	35.3	142.2
Acquired in-process research and development	1,725.5	264.8
Other changes in operating assets and liabilities, net of acquisitions	(5,627.1)	(3,150.3)
Other operating activities, net	379.2	266.7
Net Cash Provided by Operating Activities	4,752.5	2,632.2
Cash Flows from Investing Activities
Purchases of property and equipment	(3,206.6)	(2,211.1)
Proceeds from sales of and distributions from noncurrent investments	275.9	250.1
Purchases of noncurrent investments	(367.9)	(250.1)
Cash paid for acquisitions, net of cash acquired	—	(947.7)
Purchases of in-process research and development	(1,863.8)	(274.5)
Other investing activities, net	(24.8)	57.0
Net Cash Used for Investing Activities	(5,187.2)	(3,376.3)
Cash Flows from Financing Activities
Dividends paid	(2,693.3)	(2,341.6)
Net change in short-term borrowings	(245.9)	(1,804.7)
Proceeds from issuance of long-term debt	6,461.0	6,452.5
Repayments of long-term debt	(778.1)	(664.2)
Purchases of common stock	(1,892.2)	—
Other financing activities, net	(716.7)	(397.8)
Net Cash Provided by Financing Activities	134.8	1,244.2
Effect of exchange rate changes on cash and cash equivalents	407.4	(95.1)
Net increase in cash and cash equivalents	107.5	405.0
Cash and cash equivalents at January 1	3,268.4	2,818.6
Cash and Cash Equivalents at June 30	$3,375.9	$3,223.6
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
We operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, and sales of pharmaceutical products worldwide. A global research and development organization and a supply chain organization are responsible for the discovery, development, manufacturing, and supply of our products. Our commercial organizations market, distribute, and sell the products. The business is also supported by global corporate staff functions. See Note 13 for additional information.
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product revenue	$14,726.0	$10,354.9	$26,327.2	$18,151.4
Collaboration and other revenue	831.7	947.9	1,959.0	1,919.4
Revenue	$15,557.7	$11,302.8	$28,286.2	$20,070.8
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
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were 1 percent and less than 1 percent of U.S. revenue during the three and six months ended June 30, 2025, respectively, and 4 percent and 3 percent of U.S. revenue during the three and six months ended 2024, respectively.

Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$3,301.8	$1,897.1	$5,198.9	$2,413.7	$677.2	$3,090.8
Zepbound	3,379.9	1.5	3,381.4	1,243.2	—	1,243.2
Trulicity	743.8	348.4	1,092.2	876.7	368.9	1,245.6
Jardiance(1)	382.2	307.8	690.0	428.9	340.7	769.6
Other cardiometabolic health	555.7	424.7	980.4	753.6	411.7	1,165.4
Total cardiometabolic health	8,363.4	2,979.5	11,342.9	5,716.1	1,798.5	7,514.6

Oncology:
Verzenio	929.0	560.3	1,489.3	861.4	470.5	1,331.9
Other oncology	490.3	434.0	924.3	413.8	413.0	826.8
Total oncology	1,419.3	994.3	2,413.6	1,275.2	883.5	2,158.7

Immunology:
Taltz	548.8	298.8	847.6	539.4	285.3	824.7
Other immunology	152.1	255.8	408.0	60.4	197.3	257.7
Total immunology	700.9	554.6	1,255.6	599.8	482.6	1,082.4

Neuroscience	247.9	96.1	344.0	191.9	147.6	339.5

Other	82.7	118.9	201.5	52.2	155.4	207.6

Revenue	$10,814.2	$4,743.4	$15,557.7	$7,835.2	$3,467.5	$11,302.8
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.

The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025			2024
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$5,957.7	$3,083.0	$9,040.7	$3,934.0	$963.4	$4,897.4
Zepbound	5,685.4	7.9	5,693.3	1,760.6	—	1,760.6
Trulicity	1,514.4	673.1	2,187.4	1,958.6	743.3	2,701.9
Jardiance(1)	692.0	1,012.4	1,704.3	797.1	659.0	1,456.1
Other cardiometabolic health	1,090.6	834.5	1,925.3	1,355.8	835.9	2,191.6
Total cardiometabolic health	14,940.1	5,610.9	20,551.0	9,806.1	3,201.6	13,007.6

Oncology:
Verzenio	1,586.6	1,061.5	2,648.2	1,499.6	882.6	2,382.2
Other oncology	878.5	834.5	1,712.9	773.9	812.5	1,586.5
Total oncology	2,465.1	1,896.0	4,361.1	2,273.5	1,695.1	3,968.7

Immunology:
Taltz	1,025.3	584.2	1,609.5	886.4	542.3	1,428.8
Other immunology	253.7	480.4	734.1	110.5	377.1	487.5
Total immunology	1,279.0	1,064.6	2,343.6	996.9	919.4	1,916.3

Neuroscience	437.2	178.9	616.1	355.1	373.5	728.6

Other	182.2	232.2	414.4	98.0	351.6	449.6

Revenue	$19,303.7	$8,982.5	$28,286.2	$13,529.6	$6,541.2	$20,070.8
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.

The following table summarizes revenue by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue(1):
U.S.	$10,814.2	$7,835.2	$19,303.7	$13,529.6
Europe	2,574.4	1,403.7	4,963.1	2,844.4
Japan	521.0	462.7	923.2	826.6
China	465.9	395.1	916.7	771.3
Rest of world	1,182.1	1,206.1	2,179.5	2,098.9
Revenue	$15,557.7	$11,302.8	$28,286.2	$20,070.8
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
Manufacturing Facility Acquisition
Overview of Transaction
In May 2024, we acquired NexPharm Parent HoldCo, LLC and Isopro Holdings, LLC, which together own the assets of a manufacturing site in Wisconsin, for a purchase price of $924.7 million, net of cash acquired. The facility expands our global parenteral (injectable) product manufacturing network.
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
We are unable to provide the results of operations for the three and six months ended June 30, 2025 attributable to this acquisition as the operations were substantially integrated into our legacy business.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three and six months ended June 30, 2024.
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
We recognized acquired IPR&D charges of $153.8 million and $1.73 billion for the three and six months ended June 30, 2025, respectively, and $154.3 million and $264.8 million for the three and six months ended June 30, 2024, respectively. The acquired IPR&D charges for the six months ended June 30, 2025 were primarily related to the first quarter acquisition of Scorpion Therapeutics, Inc.'s (Scorpion's) PI3Kα inhibitor program STX-478, currently being evaluated in a Phase 1/2 clinical trial for breast cancer and other advanced solid tumors. We recognized no other significant acquired IPR&D charges during the three and six months ended June 30, 2025 and 2024.

Subsequent Events
In July 2025, we acquired all shares of Verve Therapeutics, Inc. (Verve) for a purchase price of $10.50 per share in cash (or an aggregate of approximately $1.0 billion), plus one non-tradeable contingent value right (CVR) per share that entitles the holder to receive up to an additional $3.00 per share, for a total potential consideration of up to $13.50 per share in cash without interest (or an aggregate of up to approximately $1.3 billion), subject to certain terms and conditions, upon the achievement of a certain specified milestone. Verve is developing genetic medicines for cardiovascular disease.
In July 2025, we acquired SiteOne Therapeutics, Inc. (SiteOne). Under the terms of the agreement, we could pay up to $1.0 billion in cash, inclusive of an upfront payment and subsequent payments upon achievement of certain regulatory and commercial milestones. Through the acquisition we acquired STC-004, a Nav1.8 inhibitor being studied for the treatment of pain.
Our access to Verve and SiteOne information was limited prior to the acquisitions. As a consequence, we are in the process of determining the fair values of the assets acquired and liabilities assumed and the associated accounting treatments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Jardiance	$690.0	$769.6	$1,704.3	$1,456.1
In the first quarter of 2025, we and Boehringer Ingelheim amended our collaboration to adjust commercialization responsibilities for the Jardiance product family in certain markets, resulting in our recognition of a one-time benefit of $370.0 million as Jardiance revenue during the six months ended June 30, 2025. Resulting from recent amendments, we have the right to receive up to $610.0 million in potential sales-based milestones related to the Jardiance product family in certain markets through December 31, 2026. No such sales-based milestones were recognized as of June 30, 2025.
Ebglyss
We have a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab, which is branded and trademarked as Ebglyss. Roche receives tiered royalty payments on worldwide net sales ranging in percentages from high single digits to high teens, which we recognize as cost of sales. As of June 30, 2025, Roche is eligible to receive additional payments from us, including up to $1.03 billion in potential sales-based milestones. During the three and six months ended June 30, 2025 and 2024, milestone payments to Roche were not material.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize Ebglyss, for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We receive tiered royalty payments on net sales in Europe ranging in percentages from low double digits to low twenties, which we recognize as collaboration and other revenue. During the three and six months ended June 30, 2025 and 2024, collaboration and other revenue recognized under this license agreement was not material. As of June 30, 2025, we are eligible to receive additional payments up to $1.25 billion in a series of sales-based milestones.
Orforglipron
We have a license agreement with Chugai Pharmaceutical Co., Ltd (Chugai), which provides us with the worldwide development and commercialization rights to orforglipron. Chugai has the right to receive tiered royalty payments on future worldwide net sales from mid-single digits to low teens if the product is successfully commercialized. As of June 30, 2025, Chugai is eligible to receive up to $140.0 million contingent upon the achievement of success-based regulatory milestones and up to $250.0 million in a series of sales-based milestones, contingent upon the commercial success of orforglipron. During the three and six months ended June 30, 2025 and 2024, milestone payments to Chugai were not material.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
Asset impairment, restructuring, and other special charges recognized were $35.0 million for the six months ended June 30, 2025 and $435.0 million for the three and six months ended June 30, 2024. The charges recognized during the three and six months ended June 30, 2024 were related to litigation. See Note 10 for additional information.

Note 6: Inventories
The following table summarizes components of inventories:

	June 30, 2025	December 31, 2024
Finished products	$1,354.8	$1,220.8
Work in process	6,509.0	3,979.5
Raw materials and supplies	3,151.4	2,326.0
Total (approximates replacement cost)	11,015.2	7,526.3
(Decrease) increase to last-in, first-out (LIFO) cost	(1.4)	62.9
Inventories	$11,013.8	$7,589.2
When we believe that future commercialization is probable and the future economic benefit is expected to be realized, we capitalize pre-launch inventory prior to regulatory approval. A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization, and marketplace trends. Pre-launch inventories capitalized as of June 30, 2025 and December 31, 2024 were $808.5 million and $548.1 million, respectively, primarily related to orforglipron.

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
We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near-term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the three and six months ended June 30, 2025 and 2024 were not material.
The net gains (losses) recognized in our consolidated condensed statements of operations for equity securities were $114.0 million and $(32.8) million for the three and six months ended June 30, 2025, respectively, and $(157.9) million and $(141.9) million for the three and six months ended June 30, 2024, respectively. The net gains (losses) recognized for the three and six months ended June 30, 2025 and 2024 on equity securities sold during the respective periods were not material.
As of June 30, 2025, we had approximately $835 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
We record our available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three and six months ended June 30, 2025 and 2024.

The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of June 30, 2025:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$673.1	$83.0	$201.9	$102.4	$285.8
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position is as follows:

	June 30, 2025	December 31, 2024
Unrealized gross gains	$3.8	$1.6
Unrealized gross losses	32.2	43.2
Fair value of securities in an unrealized gain position	236.4	142.6
Fair value of securities in an unrealized loss position	396.8	491.2
As of June 30, 2025, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Substantially all of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of June 30, 2025, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of a material default on interest or principal payments for our debt securities.
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings and were not material for the three and six months ended June 30, 2025 and 2024. Proceeds from sales of available-for-sale investments were $47.2 million and $88.8 million for the three and six months ended June 30, 2025, respectively, and $21.0 million and $45.4 million for the three and six months ended June 30, 2024, respectively.

Fair Value of Investments
The following table summarizes certain fair value information at June 30, 2025 and December 31, 2024 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2025
Cash equivalents(2)	$1,184.7	$1,184.7	$1,174.7	$10.0	$—	$1,184.7

Short-term investments:
U.S. government and agency securities	$23.4	$23.7	$23.4	$—	$—	$23.4
Corporate debt securities	59.6	59.7	—	59.6	—	59.6
Other securities	87.1	87.1	—	19.6	67.5	87.1
Short-term investments	$170.1

Noncurrent investments:
U.S. government and agency securities	$132.4	$144.5	$132.4	$—	$—	$132.4
Corporate debt securities	209.8	218.2	—	209.8	—	209.8
Mortgage-backed securities	185.2	193.5	—	185.2	—	185.2
Asset-backed securities	62.7	62.9	—	62.7	—	62.7
Other securities	111.5	68.4	—	6.3	105.2	111.5
Marketable equity securities	420.4	451.2	420.4	—	—	420.4
Equity investments without readily determinable fair values(3)	897.0
Equity method investments(3)	1,188.4
Noncurrent investments	$3,207.4

December 31, 2024
Cash equivalents(2)	$1,506.9	$1,506.9	$1,494.1	$12.8	$—	$1,506.9

Short-term investments:
U.S. government and agency securities	$29.2	$29.3	$29.2	$—	$—	$29.2
Corporate debt securities	65.3	65.4	—	65.3	—	65.3
Asset-backed securities	0.6	0.7	—	0.6	—	0.6
Other securities	59.7	59.7	—	16.7	43.0	59.7
Short-term investments	$154.8

Noncurrent investments:
U.S. government and agency securities	$140.2	$156.4	$140.2	$—	$—	$140.2
Corporate debt securities	211.4	225.0	—	211.4	—	211.4
Mortgage-backed securities	165.3	177.2	—	165.3	—	165.3
Asset-backed securities	56.7	57.5	—	56.7	—	56.7
Other securities	150.3	102.6	—	6.3	144.0	150.3
Marketable equity securities	485.5	494.6	485.5	—	—	485.5
Equity investments without readily determinable fair values(3)	863.8
Equity method investments(3)	1,142.7
Noncurrent investments	$3,215.9
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
In February 2024, we issued $6.50 billion aggregate principal amount of notes. We used the net cash proceeds from this offering for general business purposes, including the repayment of commercial paper, and the repayment of then-current maturities of long-term debt.
Fair Value of Debt
The following table summarizes certain fair value information for our short-term and long-term debt:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
June 30, 2025	$4,091.7	$—	$4,083.6	$—	$4,083.6
December 31, 2024	4,337.6	—	4,319.4	—	4,319.4
Long-term debt, including current portion
June 30, 2025	35,812.0	—	32,907.3	—	32,907.3
December 31, 2024	29,306.7	—	26,249.0	—	26,249.0
Risk Management and Related Financial Instruments
Financial instruments that potentially subject us to credit risk consist principally of trade receivables and interest-bearing investments. Wholesale distributors of our products account for a substantial portion of our trade receivables; collateral is generally not required. We seek to mitigate the risk associated with this concentration through our ongoing credit-review procedures and insurance. The majority of our cash is held by a few major financial institutions that have been identified as Global Systemically Important Banks (G-SIBs) by the Financial Stability Board. G-SIBs are subject to rigorous regulatory testing and oversight and must meet certain capital requirements. We monitor our exposures with these institutions and do not expect any of these institutions to fail to meet their obligations. In accordance with documented corporate risk-management policies, we monitor the amount of credit exposure to any one financial institution or corporate issuer based on the credit rating of our counterparty. We are exposed to credit-related losses in the event of nonperformance by counterparties to risk-management instruments but do not expect significant counterparties to fail to meet their obligations given their investment grade credit ratings.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. We derecognized $477.2 million and $421.6 million of accounts receivable as of June 30, 2025 and December 31, 2024, respectively, under these factoring arrangements. The costs of factoring such accounts receivable as well as estimated credit losses were not material for the three and six months ended June 30, 2025 and 2024.
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
We manage foreign currency exchange risk through the use of foreign currency debt, cross-currency interest rate swaps, and foreign currency forward contracts. Our foreign currency-denominated notes had carrying amounts of $6.80 billion and $6.03 billion as of June 30, 2025 and December 31, 2024, respectively, of which $6.03 billion and $5.34 billion have been designated as, and are effective as, hedges of net investments in certain of our foreign operations as of June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, we had outstanding cross-currency interest rate swaps with notional amounts of 402.0 million Swiss francs swapping Swiss francs to U.S. dollars, with settlement dates ranging through 2028. Our cross-currency interest rate swaps have been designated as, and are effective as, cash flow hedges. At June 30, 2025, we had outstanding foreign currency forward contracts to sell 18.23 billion euro and to sell 4.95 billion Chinese yuan with settlement dates ranging through 2025, which have been designated as, and are effective as, hedges of net investments.
We may also enter into foreign currency forward or option contracts as economic hedges to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies (primarily the euro and Japanese yen). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. Forward contracts generally have maturities not exceeding 12 months. At June 30, 2025, our significant outstanding foreign currency forward commitments were as follows, all of which have settlement dates within 180 days:

June 30, 2025
Purchase		Sell
Currency	Amount (in millions)	Currency	Amount (in millions)
Euro	27,172.6	U.S. dollars	31,476.8
U.S. dollars	8,105.6	Euro	7,009.8
U.S. dollars	518.1	British pounds	378.2
U.S. dollars	424.6	Chinese yuan	3,039.4
U.S. dollars	341.0	Japanese yen	49,214.7

In the normal course of business, our operations are exposed to fluctuations in interest rates which can vary the costs of financing, investing, and operating. We seek to address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective of controlling these risks is to limit the impact of fluctuations in interest rates on earnings. Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed- and floating-rate debt and investment positions and may enter into interest rate swaps or collars to help maintain that balance.
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At June 30, 2025, all of our total long-term debt is at a fixed rate. We have converted approximately 5 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value hedges:
Effect from hedged fixed-rate debt	$15.8	$(2.3)	$55.4	$(19.0)
Effect from interest rate contracts	(15.8)	2.3	(55.4)	19.0
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	1.4	2.0	2.8	4.4
Cross-currency interest rate swaps	(48.9)	3.3	(60.6)	87.3
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	(651.2)	31.6	(638.7)	34.0
Total	$(698.7)	$36.9	$(696.5)	$125.7
During the three and six months ended June 30, 2025 and 2024, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net investment hedges:
Foreign currency-denominated notes	$(484.6)	$42.0	$(688.2)	$173.8
Cross-currency interest rate swaps	(1.3)	2.3	(10.5)	19.3
Foreign currency forward contracts	(965.4)	32.7	(1,292.7)	131.8
Cash flow hedges:
Forward-starting interest rate swaps	—	—	(24.8)	77.4
Cross-currency interest rate swaps	2.6	1.9	(4.1)	15.6
During the three and six months ended June 30, 2025 and 2024, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material. As of June 30, 2025, the amount of pre-tax gains or losses on cash flow hedges expected to be reclassified from accumulated other comprehensive income (loss) to other–net, (income) expense during the next 12 months is not material.

Fair Value of Risk-Management Instruments
The following table summarizes certain fair value information at June 30, 2025 and December 31, 2024 for risk management assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2025
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	$13.6	$—	$13.6	$—	$13.6
Other current liabilities	(2.1)	—	(2.1)	—	(2.1)
Other noncurrent liabilities	(75.1)	—	(75.1)	—	(75.1)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	107.2	—	107.2	—	107.2
Foreign exchange contracts designated as net investment hedges:
Other receivables	289.5	—	289.5	—	289.5
Other current liabilities	(915.4)	—	(915.4)	—	(915.4)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	494.9	—	494.9	—	494.9
Other current liabilities	(157.7)	—	(157.7)	—	(157.7)
Contingent consideration liabilities:
Other noncurrent liabilities	(38.3)	—	—	(38.3)	(38.3)
December 31, 2024
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(2.0)	$—	$(2.0)	$—	$(2.0)
Other noncurrent liabilities	(117.8)	—	(117.8)	—	(117.8)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	10.3	—	10.3	—	10.3
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	50.7	—	50.7	—	50.7
Foreign exchange contracts designated as hedging instruments:
Other receivables	297.0	—	297.0	—	297.0
Foreign exchange contracts not designated as hedging instruments:
Other receivables	39.5	—	39.5	—	39.5
Other current liabilities	(93.4)	—	(93.4)	—	(93.4)
Contingent consideration liabilities:
Other noncurrent liabilities	(32.3)	—	—	(32.3)	(32.3)

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

Note 8: Income Taxes
The effective tax rates were 16.5 percent and 17.7 percent for the three and six months ended June 30, 2025, respectively, compared to 15.6 percent and 13.9 percent for the three and six months ended June 30, 2024, respectively. The effective tax rate for the six months ended June 30, 2025 included the unfavorable tax impact of a non-deductible acquired IPR&D charge. The effective tax rates for the three and six months ended June 30, 2024 reflected the favorable tax impact of asset impairment, restructuring and other special charges.
At June 30, 2025 and December 31, 2024, prepaid expenses included prepaid taxes of $16.40 billion and $7.13 billion, respectively.
The U.S. examination of tax years 2019-2021 remains ongoing. For tax years 2016-2018, we are pursuing competent authority assistance through the Mutual Agreement Procedure process for the pricing of certain intercompany transactions. The resolution of both audit periods will likely extend beyond the next 12 months.
Subsequent Events
In July 2025, the One Big Beautiful Bill Act (OBBBA), which implements certain U.S. tax law changes that impact our business, was enacted into law. The OBBBA modified and made permanent several provisions of the Tax Cuts and Jobs Act, including reductions in scheduled increases for the rate of taxation of foreign income, immediate deductibility of U.S. research and development expenses, and reinstatement of 100% bonus depreciation for capital assets. GAAP requires that the income tax accounting effects from changes in tax laws be recognized in the reporting period in which the legislation is enacted. While we are still evaluating the impact of the newly enacted OBBBA, we currently expect it will increase our effective income tax rate to approximately 19% for the year ending December 31, 2025, while decreasing income tax payments during the second half of 2025.

Note 9: Retirement Benefits
Net pension and retiree health (benefit) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic cost:
Service cost	$82.5	$85.6	$166.2	$169.4
Interest cost	175.0	165.7	347.8	330.7
Expected return on plan assets	(271.6)	(277.9)	(541.1)	(555.5)
Amortization of prior service cost	0.5	0.5	1.0	1.0
Recognized actuarial loss	21.9	31.8	42.8	62.4
Net periodic cost	$8.3	$5.7	$16.7	$8.0

	Retiree Health Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic benefit:
Service cost	$8.1	$9.5	$16.4	$17.7
Interest cost	16.2	15.6	32.0	31.1
Expected return on plan assets	(46.2)	(48.0)	(92.4)	(96.1)
Amortization of prior service benefit	(0.1)	(1.4)	(0.2)	(2.8)
Recognized actuarial gain	(1.1)	(0.7)	(1.9)	(1.3)
Net periodic benefit	$(23.1)	$(25.0)	$(46.1)	$(51.4)

Note 10: Contingencies
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
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
In March 2008, the state Labor Public Attorney (LPA) filed a public civil action against Eli Lilly do Brasil Limitada (Lilly Brasil) in the Labor Court of Paulinia, State of Sao Paulo, alleging harm to employees and former employees from alleged exposure to soil and groundwater contaminants at a former manufacturing facility in Cosmopolis, operated by the company between 1977 and 2003. In May 2014, the trial court ruled against Lilly Brasil, ordering it to undertake several remedial and compensatory actions, including health coverage for a class of individuals and certain of their children. The trial court's ruling included a liquidated award of 300 million Brazilian reais, which, when adjusted for inflation, is approximately 1.49 billion Brazilian reais (approximately $273 million as of June 30, 2025). In July 2018, the appeals court generally affirmed the trial court's ruling. Lilly Brasil has appealed to the superior labor court (TST).
In July 2019, at the LPA's request, the trial court ordered a freeze of Lilly Brasil’s immovable property in the amount of 500 million Brazilian reais, which was reduced on Lilly's appeal and, when adjusted for inflation, is approximately 154 million Brazilian reais (approximately $28 million as of June 30, 2025). Both parties have appealed this order to the TST.
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
In July 2021, Mosaic Health, Inc. filed a putative class action lawsuit in the U.S. District Court for the Western District of New York against us, Sanofi-Aventis U.S., LLC (Sanofi), Novo Nordisk Inc. (Novo Nordisk), and AstraZeneca Pharmaceuticals LP (AstraZeneca), alleging antitrust and unjust enrichment claims related to the defendants' 340B programs. In October 2021, an amended complaint added Central Virginia Health Services, Inc. as a plaintiff. In September 2022, the court dismissed the amended complaint for failure to state a claim but allowed the plaintiffs to move for leave to file a second amended complaint. In January 2024, the court denied the plaintiffs' motion for leave to amend and dismissed the case. In August 2025, the U.S. Court of Appeals for the Second Circuit reversed the district court's decision and remanded the case for further proceedings.
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
Insulin and Other Pricing Investigations
We have been subject to various investigations and received subpoenas, civil investigative demands, information requests, interrogatories, and other inquiries from various governmental entities related to pricing issues, including the pricing and sale of insulin medications, and in some instances certain other diabetes medications, and/or calculations of average manufacturer price and best price. These include subpoenas or civil investigative demands from the U.S. Department of Justice, the U.S. Federal Trade Commission, and the Colorado, Indiana, Louisiana, Oregon, Texas, Vermont and Washington attorney general offices, as well as information requests from the California, Florida, Hawaii, Mississippi, New Mexico, Nevada, and Washington D.C. attorney general offices.
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
Other Matters
Actos Litigation
We, along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda), are named in a third party payer class action in the U.S. District Court for the Central District of California. The plaintiffs allege that bladder cancer risk was concealed from them and claim that as a result they and a proposed class of third-party payers are entitled to recover money paid for Actos prescriptions. Our agreement with Takeda calls for Takeda to defend and indemnify us against losses and expenses with respect to U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. In May 2023, the district court granted class certification. In June 2025, the U.S. Court of Appeals for the Ninth Circuit denied our appeal of the class certification order. In July 2025, Takeda and Lilly filed a petition for rehearing en banc.
Mounjaro, Trulicity, and Zepbound Product Liability Litigation
Since August 2023, various plaintiffs have filed lawsuits against us, Novo Nordisk A/S (Novo), and other related Novo entities, alleging injuries following purported use of incretin medicines, including Mounjaro, Trulicity, and Zepbound. The complaints assert a variety of claims and generally seek damages, medical monitoring, and/or other relief. Most of these lawsuits have been coordinated or consolidated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Pennsylvania. There are also cases pending in various state courts. In addition to the cases in the United States, there are two class action petitions in Israel.
Branchburg Manufacturing Facility
In May 2021, we received a subpoena from the U.S. Department of Justice requesting the production of certain documents relating to our manufacturing site in Branchburg, New Jersey. We have cooperated with the subpoena.
Puerto Rico Tax Matter
In May 2013, the Municipality of Carolina in Puerto Rico (Municipality) filed a lawsuit against us alleging noncompliance with respect to a contract with the Municipality and seeking a declaratory judgment. In June 2019, the Court of First Instance (CFI) granted summary judgment in our favor, dismissing the Municipality's complaint in its entirety. In December 2020, the Puerto Rico Appellate Court (AP) reversed and remanded the case to the CFI for trial on the merits. In June 2025, after the parties reached an out-of-court settlement, the CFI dismissed the case with prejudice and vacated the CFI's June 2019 judgment.
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
Research Corporation Technologies, Inc.
In April 2016, Research Corporation Technologies, Inc. (RCT) filed a lawsuit against us in the U.S. District Court for the District of Arizona asserting damages claims for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. In October 2021, the court issued a summary judgment decision in favor of RCT on certain issues, including with respect to a disputed royalty. In July 2024, we reached a confidential agreement with RCT that requires different payments based on various litigation outcomes as determined on appeal. The settlement agreement is not an admission of liability or fault and is subject to conditions. Pursuant to the agreement, the court entered final judgment, Lilly filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit, and Lilly made an initial payment under the agreement. Lilly's appeal remains pending. The remaining amount payable under the agreement, if any, should not have a material impact on our financial position, liquidity or results of operations.

Note 11: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended June 30, 2025 and 2024:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Retirement Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2025	$(1,823.6)	$(23.3)	$(2,181.5)	$253.8	$(3,774.6)
Other comprehensive income (loss) before reclassifications	60.9	2.0	(28.6)	2.1	36.4
Net amount reclassified from accumulated other comprehensive loss	4.9	—	16.7	0.6	22.2
Net other comprehensive income (loss)	65.8	2.0	(11.9)	2.7	58.6
Balance at June 30, 2025	$(1,757.8)	$(21.3)	$(2,193.4)	$256.5	$(3,716.0)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Retirement Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at April 1, 2024	$(1,897.0)	$(30.9)	$(2,658.7)	$287.1	$(4,299.5)
Other comprehensive income (loss) before reclassifications	(104.6)	(1.8)	1.2	1.5	(103.7)
Net amount reclassified from accumulated other comprehensive loss	—	0.1	23.9	0.7	24.7
Net other comprehensive income (loss)	(104.6)	(1.7)	25.1	2.2	(79.0)
Balance at June 30, 2024	$(2,001.6)	$(32.6)	$(2,633.6)	$289.3	$(4,378.5)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the six months ended June 30, 2025 and 2024:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Retirement Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2025	$(2,389.6)	$(31.7)	$(2,178.7)	$278.1	$(4,321.9)
Other comprehensive income (loss) before reclassifications	596.3	9.8	(47.6)	(22.7)	535.8
Net amount reclassified from accumulated other comprehensive loss	35.5	0.6	32.9	1.1	70.1
Net other comprehensive income (loss)	631.8	10.4	(14.7)	(21.6)	605.9
Balance at June 30, 2025	$(1,757.8)	$(21.3)	$(2,193.4)	$256.5	$(3,716.0)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Retirement Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2024	$(1,819.0)	$(26.2)	$(2,697.3)	$215.5	$(4,327.0)
Other comprehensive income (loss) before reclassifications	(192.8)	(6.6)	16.8	73.5	(109.1)
Net amount reclassified from accumulated other comprehensive loss	10.2	0.2	46.9	0.3	57.6
Net other comprehensive income (loss)	(182.6)	(6.4)	63.7	73.8	(51.5)
Balance at June 30, 2024	$(2,001.6)	$(32.6)	$(2,633.6)	$289.3	$(4,378.5)

The tax effects on the net activity related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Tax benefit (expense)	2025	2024	2025	2024
Foreign currency translation gains/losses	$303.7	$(16.2)	$417.1	$(68.2)
Net unrealized gains/losses on available-for-sale securities	(0.2)	0.6	(2.8)	2.0
Retirement benefit plans	4.0	(5.3)	2.5	(0.5)
Net unrealized gains/losses on cash flow hedges	(0.7)	(0.5)	5.8	(19.5)
Benefit (expense) for income taxes allocated to other comprehensive income (loss)	$306.8	$(21.4)	$422.6	$(86.2)
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
Reclassifications out of accumulated other comprehensive loss were as follows:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Operations
	2025	2024	2025	2024
Amortization of retirement benefit items:
Prior service costs (benefits), net	$0.4	$(0.9)	$0.8	$(1.8)	Other–net, (income) expense
Actuarial losses, net	20.8	31.1	40.9	61.1	Other–net, (income) expense
Total before tax	21.2	30.2	41.7	59.3
Tax benefit	(4.5)	(6.3)	(8.8)	(12.4)	Income taxes
Net of tax	16.7	23.9	32.9	46.9

Other, net of tax	5.5	0.8	37.2	10.7	Other–net, (income) expense
Total reclassifications, net of tax	$22.2	$24.7	$70.1	$57.6

Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$249.0	$183.6	$492.7	$363.2
Interest income	(40.0)	(37.3)	(88.3)	(83.1)
Net investment (gains) losses on equity securities (Note 7)	(114.0)	157.9	32.8	141.9
Retirement benefit plans	(105.4)	(114.4)	(212.0)	(230.5)
Other (income) expense	101.0	7.8	104.4	(21.0)
Other–net, (income) expense	$90.6	$197.6	$329.6	$170.5

Note 13: Segment Information
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
The following table summarizes our segment revenue, significant segment expenses, and segment profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$15,557.7	$11,302.8	$28,286.2	$20,070.8
Less:
Cost of sales	2,447.8	2,170.2	4,672.0	3,843.7
Early-stage research and development(1)	1,156.0	1,025.3	2,146.0	1,877.4
Late-stage research and development(1)	2,180.1	1,685.9	3,923.8	3,356.6
Marketing, selling, and administrative	2,753.0	2,117.3	5,221.8	4,069.5
Acquired in-process research and development	153.8	154.3	1,725.5	264.8
Other segment items(2)	1,206.5	1,182.8	2,177.3	1,448.9
Net income	$5,660.5	$2,967.0	$8,419.8	$5,209.9
(1) Early-stage research and development primarily includes costs incurred from discovery through Phase 2 clinical trials. Late-stage research and development primarily includes costs incurred from Phase 3 clinical trials.
(2) Other segment items primarily include income taxes and asset impairment, restructuring, and other special charges.
The following tables summarize additional segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$249.0	$183.6	$492.7	$363.2
Interest income	40.0	37.3	88.3	83.1
Depreciation and amortization	478.5	414.4	941.3	815.0
Asset impairment, restructuring, and other special charges	—	435.0	35.0	435.0
Earnings (loss) in equity method investments	(16.0)	25.9	(74.7)	39.6
Income taxes	1,115.9	550.2	1,812.7	843.4
Expenditures for long-lived assets(1)	1,985.1	1,401.3	3,501.7	2,460.9
(1) Includes expenditures for property and equipment and computer software costs.

	June 30, 2025	December 31, 2024
Total assets	$100,922.6	$78,714.9
Equity method investments	1,188.4	1,142.7

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
Financial Results
The following table summarizes certain financial information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Revenue	$15,557.7	$11,302.8	38	$28,286.2	$20,070.8	41
Net income	5,660.5	2,967.0	91	8,419.8	5,209.9	62
Earnings per share - diluted	6.29	3.28	92	9.35	5.76	62

Revenue increased for the three and six months ended June 30, 2025, driven by increased volume, partially offset by lower realized prices. The increased volume and lower realized prices during the three and six months ended June 30, 2025 were primarily driven by Zepbound and Mounjaro.
Net income and earnings per share for the three and six months ended June 30, 2025 increased primarily due to higher gross margin, partially offset by increased marketing, selling, and administrative expenses and research and development expenses. The increase in net income and earnings per share for the six months ended June 30, 2025 was also partially offset by higher acquired IPR&D charges.
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

Compound	Development
Tirzepatide	Submitted our application for tirzepatide for pediatric and adolescent type 2 diabetes to the U.S. Food and Drug Administration (FDA) and European Commission for approval.
Announced that a Phase 3 trial for tirzepatide for cardiovascular outcomes in type 2 diabetes met the primary endpoint.
A Phase 3 trial was initiated for tirzepatide for type 1 diabetes.
Withdrew our U.S. application for tirzepatide for heart failure with preserved ejection fraction.
Insulin Efsitora Alfa	Submitted our application for insulin efsitora alfa for type 2 diabetes to the European Commission for approval.
Orforglipron	Announced that a Phase 3 trial for orforglipron for obesity met the primary and all secondary endpoints.
Announced that a Phase 3 trial for orforglipron for type 2 diabetes met the primary endpoint.
A Phase 3 trial was initiated for orforglipron for hypertension and overweight or obesity.
Retatrutide	A Phase 3 trial was initiated for retatrutide for chronic low back pain and overweight or obesity.
Mirikizumab (Omvoh)	Japan's Ministry of Health, Labour and Welfare approved mirikizumab for treatment of Crohn’s disease.
Donanemab	The European Medicines Agency's (EMA) Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending donanemab for the treatment of early symptomatic Alzheimer's disease.
Pirtobrutinib (Jaypirca)	The European Commission approved pirtobrutinib for treatment of chronic lymphocytic leukemia.
Announced that a Phase 3 trial for pirtobrutinib for chronic lymphocytic leukemia or small lymphocytic leukemia met the primary endpoint.
Olomorasib	A Phase 3 trial was initiated for olomorasib for resected adjuvant non-small cell lung cancer.
A Phase 3 trial was initiated for olomorasib for unresected non-small cell lung cancer.
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

Reforms, initiatives, and other actions, including those that may stem from political initiatives, periods of uneven economic growth or downturns, or as a result of inflation or deflation, trade and other global disputes and interruptions including related to tariffs, trade protection measures, and similar restrictions, the emergence or escalation of, and responses to, international tension and conflicts, or government budgeting priorities, are expected to continue to result in added pressure on cost, pricing, reimbursement, and access for our products.
For example, in May 2025, the U.S. presidential administration issued an executive order intended, in part, to encourage or impose the use of most-favored-nation pricing to tie U.S. prescription drug prices with prices in selected comparably developed nations. In July 2025, we and other pharmaceutical companies received presidential letters reiterating certain drug pricing objectives of the administration with a request to agree to certain yet to be determined terms to achieve the administration's policy goals by September 29, 2025. Manufacturers that do not, or cannot, align with applicable government agencies face uncertainty and the implementation of these objectives and actions could result in reduced prices and reimbursement for certain of our U.S. products and may significantly impact our business and results of operations. Additionally, in July 2025, the OBBBA was enacted into law. In addition to tax impacts, the OBBBA implements spending cuts to certain federal healthcare programs, including Medicaid and the Affordable Care Act.
The Inflation Reduction Act of 2022 (IRA) requires HHS to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Currently, these government prices generally apply beginning at nine years (for medicines approved under a New Drug Application) or thirteen years (for medicines approved under a Biologics License Application) following FDA approval or licensure for the molecule. In August 2023, HHS selected Jardiance, which is part of our collaboration with Boehringer Ingelheim, as one of the first ten medicines subject to government-set prices effective in 2026 and we expect additional of our significant products will be selected in future years. The IRA has, and will continue to, meaningfully influence our business strategies and those of our competitors and could significantly impact our business and consolidated results of operations.
Other policies, regulations, legislation, or enforcement, including those proposed or pursued by lawmakers, regulators, and other authorities in the U.S. and worldwide, have and may continue to adversely impact our business and consolidated results of operations. For example, the U.S. and other countries have recently imposed or reached alignment on new tariffs. In some cases, imposed tariffs have been paused but may come into effect quickly and unpredictably. While pharmaceuticals are exempt from certain of these tariffs, such exemptions may be terminated or may not apply to any future tariffs. In particular, the U.S. government has initiated an investigation of the importation of pharmaceuticals, pharmaceutical ingredients and their derivative products which may lead to the imposition of sector-specific tariffs on such products. The precise impact of tariffs, trade protection measures, and other restrictions depend on their ultimate scope, timing, and other factors. If enacted, additional restrictions could result in supply disruptions or delays, further increase costs, or otherwise have a negative impact on our business. Given the nature of pharmaceutical regulation and commercialization, we may not be able to share the burden of increased costs from tariffs and related impacts to any meaningful degree.
Private payers and pharmacy benefit managers in the U.S. continue to significantly impact the market for pharmaceuticals through negotiation of access, manufacturer price or rebate concessions and pharmacy reimbursement rates. Restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private actors have and may continue to adversely impact our business and consolidated results of operations. In addition, we are engaged in litigation and investigations related to the 340B program, access to insulin, pricing, product safety, and other matters that, if resolved adversely to us, could negatively impact our business and consolidated results of operations. It is not currently possible to predict the overall potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts worldwide.
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

Incretin Medicines
At various times during 2024, demand for our incretin medicines exceeded production. Tirzepatide supply currently exceeds demand in the U.S. Demand in launched markets remains dynamic, and increases or changes in demand, by dose or overall, as well as the complex supply chain, may result in periodic unavailability of certain presentations and dose levels at certain locations even when total tirzepatide supply can meet demand. While we have now launched tirzepatide in most major markets, supply considerations have and may continue to influence the timing, approach (including available presentations) and scale of launches in new markets. Production increases and delivery presentation initiatives are ongoing, and additional capacity is expected to be operational over the next several years.
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
In July 2025, the OBBBA, which implements certain U.S. tax law changes that impact our business, was enacted into law. The OBBBA modified and made permanent several provisions of the Tax Cuts and Jobs Act, including reductions in scheduled increases for the rate of taxation of foreign income, immediate deductibility of U.S. research and development expenses, and reinstatement of 100% bonus depreciation for capital assets. GAAP requires that the income tax accounting effects from changes in tax laws be recognized in the reporting period in which the legislation is enacted. While we are still evaluating the impact of the newly enacted OBBBA, we currently expect it will increase our effective income tax rate to approximately 19% for the year ending December 31, 2025, while decreasing income tax payments during the second half of 2025.

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
Other Factors
Other factors have had, and may continue to have, an impact on our consolidated results of operations. These factors include cost and wage inflation, supply chain and labor market complexities, international tension and conflicts, uneven economic growth, downturns or uncertainty, risks related to engaging in business globally, and an increase in overall demand in our industry for certain products and materials.
See "Business" in Part 1, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 10 to the consolidated condensed financial statements for additional information and risks and uncertainties that could impact our business and operations, including the matters described within this Executive Overview.

RESULTS OF OPERATIONS
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
U.S.	$10,814.2	$7,835.2	38	$19,303.7	$13,529.6	43
Outside U.S.	4,743.4	3,467.5	37	8,982.5	6,541.2	37
Revenue	$15,557.7	$11,302.8	38	$28,286.2	$20,070.8	41

The following are components of the change in revenue compared with the prior year:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	46%	35%	42%	50%	40%	47%
Price	(8)	(1)	(6)	(8)	(2)	(6)
Foreign exchange rates	—	3	1	—	(1)	—
Percent change	38%	37%	38%	43%	37%	41%
In the U.S. for the three and six months ended June 30, 2025, the volume increase and the lower realized prices were driven by Zepbound and Mounjaro.
Outside the U.S. for the three and six months ended June 30, 2025, the volume increase was primarily driven by Mounjaro. The volume increase outside the U.S. for the six months ended June 30, 2025 was also driven by Jardiance revenue that included a one-time benefit of $370.0 million associated with an amendment to our collaboration with Boehringer Ingelheim. Pursuant to the amendment, we and Boehringer Ingelheim adjusted commercialization responsibilities for Jardiance within certain markets.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Percent Change
	2025			2024
	U.S.	Outside U.S.	Total	Total
Mounjaro	$3,301.8	$1,897.1	$5,198.9	$3,090.8	68
Zepbound	3,379.9	1.5	3,381.4	1,243.2	172
Verzenio	929.0	560.3	1,489.3	1,331.9	12
Other products	3,203.5	2,284.5	5,488.1	5,636.9	(3)
Revenue	$10,814.2	$4,743.4	$15,557.7	$11,302.8	38

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,				Percent Change
	2025			2024
	U.S.	Outside U.S.	Total	Total
Mounjaro	$5,957.7	$3,083.0	$9,040.7	$4,897.4	85
Zepbound	5,685.4	7.9	5,693.3	1,760.6	NM
Verzenio	1,586.6	1,061.5	2,648.2	2,382.2	11
Other products	6,074.0	4,830.1	10,904.0	11,030.6	(1)
Revenue	$19,303.7	$8,982.5	$28,286.2	$20,070.8	41
NM - not meaningful

Revenue of Mounjaro increased 37 percent and 51 percent in the U.S. during the three and six months ended June 30, 2025, respectively, reflecting strong demand, partially offset by lower realized prices. Revenue outside the U.S. during the three and six months ended June 30, 2025 was $1.90 billion and $3.08 billion, respectively, compared to $677.2 million and $963.4 million during the three and six months ended June 30, 2024, respectively, primarily driven by volume growth, including from entry into new markets.
Revenue of Zepbound in the U.S. during the three and six months ended June 30, 2025 was $3.38 billion and $5.69 billion, respectively, compared to $1.24 billion and $1.76 billion during the three and six months ended June 30, 2024, respectively, primarily driven by increased demand, partially offset by lower realized prices.
Revenue of Verzenio increased 8 percent and 6 percent in the U.S. during the three and six months ended June 30, 2025, respectively, primarily driven by volume growth. Revenue outside of the U.S. increased 19 percent and 20 percent during the three and six months ended June 30, 2025, respectively, primarily driven by volume growth.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Gross margin	$13,109.9	$9,132.6	44	$23,614.2	$16,227.1	46
Gross margin as a percent of revenue	84.3%	80.8%		83.5%	80.8%
Research and development	$3,336.1	$2,711.2	23	$6,069.8	$5,234.0	16
Marketing, selling, and administrative	2,753.0	2,117.3	30	5,221.8	4,069.5	28
Acquired IPR&D	153.8	154.3	—	1,725.5	264.8	NM
Asset impairment, restructuring, and other special charges	—	435.0	(100)	35.0	435.0	(92)
Other–net, (income) expense	90.6	197.6	(54)	329.6	170.5	93
Income taxes	1,115.9	550.2	103	1,812.7	843.4	115
Effective tax rate	16.5%	15.6%		17.7%	13.9%
NM - not meaningful
Gross margin as a percent of revenue for the three and six months ended June 30, 2025 increased 3.5 percentage points and 2.7 percentage points compared with the three and six months ended June 30, 2024, respectively, primarily driven by improved cost of production and favorable product mix, partially offset by lower realized prices.
Research and development expenses increased 23 percent and 16 percent for the three and six months ended June 30, 2025, respectively, driven by continued investments in our early and late-stage portfolio.
Marketing, selling, and administrative expenses increased 30 percent and 28 percent for the three and six months ended June 30, 2025, respectively, primarily driven by promotional efforts supporting ongoing and future launches.
Acquired IPR&D charges for the six months ended June 30, 2025 were primarily related to the acquisition of Scorpion's PI3Kα inhibitor program STX-478. See Note 3 to the consolidated condensed financial statements for additional information.
Asset impairment, restructuring, and other special charges for the three and six months ended June 30, 2024 related to a $435.0 million litigation charge. See Notes 5 and 10 to the consolidated condensed financial statements for additional information.
The effective tax rates were 16.5 percent and 17.7 percent for the three and six months ended June 30, 2025, respectively, compared to 15.6 percent and 13.9 percent for the three and six months ended June 30, 2024, respectively. The effective tax rate for the six months ended June 30, 2025 included the unfavorable tax impact of a non-deductible acquired IPR&D charge. The effective tax rates for the three and six months ended June 30, 2024 reflected the favorable tax impact of asset impairment, restructuring and other special charges.
For additional information for other-net, (income) expense, see Note 12 to the consolidated condensed financial statements.

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
Cash and cash equivalents increased to $3.38 billion as of June 30, 2025, compared with $3.27 billion as of December 31, 2024. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the six months ended June 30, 2025 and 2024.
In addition to our cash and cash equivalents, we held total investments of $3.38 billion and $3.37 billion as of June 30, 2025 and December 31, 2024, respectively. See Note 7 to the consolidated condensed financial statements for additional information.
For investments that were accounted for as asset acquisitions, we paid $1.86 billion in 2025 for acquired IPR&D primarily related to the acquisition of Scorpion's PI3Kα inhibitor program STX-478. See Note 3 to the consolidated condensed financial statements for additional information.
In July 2025, we acquired all shares of Verve for a purchase price of $10.50 per share in cash (or an aggregate of approximately $1.0 billion), plus one non-tradeable CVR per share that entitles the holder to receive up to an additional $3.00 per share, for a total potential consideration of up to $13.50 per share in cash without interest (or an aggregate of up to approximately $1.3 billion), subject to certain terms and conditions, upon the achievement of a certain specified milestone. In July 2025, we acquired SiteOne. Under the terms of the agreement, we could pay up to $1.0 billion in cash, inclusive of an upfront payment and subsequent payments upon achievement of certain regulatory and commercial milestones. See Note 3 to the consolidated condensed financial statements for additional information.
As of June 30, 2025, total debt was $39.90 billion, an increase of $6.26 billion compared with $33.64 billion as of December 31, 2024. In February 2025, we issued $6.50 billion of fixed-rate notes and used the net cash proceeds to fund the acquisition of Scorpion's PI3Kα inhibitor program STX-478 and related fees and expenses and for general business purposes, including the repayment of outstanding commercial paper. See Note 7 to the consolidated condensed financial statements for additional information.
As of June 30, 2025, we had a total of $8.45 billion of unused committed bank credit facilities, $8.00 billion of which is available to support our commercial paper program. See Note 7 to the consolidated condensed financial statements for additional information. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the six months ended June 30, 2025, we repurchased $1.89 billion of shares under our $15.00 billion share repurchase program authorized in December 2024. As of June 30, 2025, we had $13.11 billion remaining under this program.
During the six months ended June 30, 2025, we paid dividends of $2.69 billion, or $3.00 per share, to our shareholders.
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
Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and Chinese yuan. We in some cases enter into foreign currency forward or option derivative contracts to reduce the effect of fluctuating currency exchange rates. As of June 30, 2025 and December 31, 2024, a hypothetical 10 percent change in currency exchange rates (primarily against the U.S. dollar) applied to the fair values of our outstanding foreign currency derivative contracts and the underlying assets and liabilities would not have a material impact on earnings, cash flows, or financial position over a one-year period.

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
Our management, with the participation of David Ricks, president and chief executive officer, and Lucas Montarce, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2024) as of June 30, 2025, and concluded that they were effective.
(b)Changes in Internal Controls. During the second quarter of 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended June 30, 2025:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2025	—	$—	—	$13,800.0
May 2025	713	762.64	713	13,255.9
June 2025	196	757.96	196	13,107.8
Total	909	761.63	909
During the three months ended June 30, 2025, we repurchased $692.2 million of shares under our $15.00 billion share repurchase program authorized in December 2024.

Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408 of Regulation S-K.

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

ELI LILLY AND COMPANY
(Registrant)

Date:	August 7, 2025	/s/ Lucas Montarce
Lucas Montarce
Executive Vice President and Chief Financial Officer
Date:	August 7, 2025	/s/ Donald Zakrowski
Donald Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer