Form 10-Q
period 2025-09-30
ELI LILLY & Co
filed 2025-10-30
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of October 27, 2025:

Class	Number of Shares Outstanding
Common	945,383,757

Eli Lilly and Company
Form 10-Q
For the Quarter Ended September 30, 2025

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
•regulatory changes, developments, and uncertainty;
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY
(Dollars and shares in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (Note 2)	$17,600.8	$11,439.1	$45,887.0	$31,509.9
Costs, expenses, and other:
Cost of sales	3,008.3	2,170.8	7,680.3	6,014.5
Research and development	3,465.7	2,734.1	9,535.5	7,968.1
Marketing, selling, and administrative	2,740.7	2,099.8	7,962.6	6,169.3
Acquired in-process research and development (Note 3)	655.7	2,826.4	2,381.2	3,091.2
Asset impairment, restructuring, and other special charges (Note 5)	364.9	81.6	399.9	516.6
Other–net, (income) expense (Note 12)	133.1	(62.0)	462.7	108.5
	10,368.4	9,850.7	28,422.2	23,868.2
Income before income taxes	7,232.4	1,588.4	17,464.8	7,641.7
Income taxes (Note 8)	1,649.9	618.1	3,462.5	1,461.5
Net income	$5,582.5	$970.3	$14,002.3	$6,180.2

Earnings per share:
Basic	$6.22	$1.08	$15.60	$6.86
Diluted	$6.21	$1.07	$15.56	$6.83

Shares used in calculation of earnings per share:
Basic	896.9	901.0	897.8	900.9
Diluted	898.8	905.0	899.7	904.4
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$5,582.5	$970.3	$14,002.3	$6,180.2
Other comprehensive income, net of tax (Note 11)	509.7	103.7	1,115.6	52.2
Comprehensive income	$6,092.2	$1,074.0	$15,117.9	$6,232.4
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY
(Dollars in millions)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Current Assets
Cash and cash equivalents (Note 7)	$9,791.9	$3,268.4
Short-term investments (Note 7)	121.6	154.8
Accounts receivable, net of allowances of $21.7 (2025) and $14.9 (2024)	16,107.4	11,005.7
Other receivables	3,349.8	2,269.7
Inventories (Note 6)	12,180.4	7,589.2
Prepaid expenses (Note 8)	20,248.7	8,340.5
Other current assets	271.5	111.4
Total current assets	62,071.3	32,739.7
Investments (Note 7)	2,808.3	3,215.9
Goodwill	5,898.0	5,770.3
Other intangibles, net	6,446.7	6,166.3
Deferred tax assets	8,962.7	8,000.6
Property and equipment, net of accumulated depreciation of $12,410.9 (2025) and $11,789.0 (2024)	22,316.0	17,102.4
Other noncurrent assets	6,432.4	5,719.7
Total assets	$114,935.4	$78,714.9
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$1,633.0	$5,117.1
Accounts payable	4,262.2	3,228.6
Employee compensation	1,965.7	2,093.9
Sales rebates and discounts	17,620.2	11,539.3
Short-term income taxes payable	9,444.4	1,116.4
Other current liabilities	5,215.4	5,281.3
Total current liabilities	40,140.9	28,376.6
Noncurrent Liabilities
Long-term debt	40,873.6	28,527.1
Long-term income taxes payable	6,293.6	4,060.9
Other noncurrent liabilities	3,776.5	3,478.7
Total noncurrent liabilities	50,943.7	36,066.7
Commitments and Contingencies (Note 10)
Eli Lilly and Company Shareholders' Equity
Common stock	591.4	592.4
Additional paid-in capital	7,231.9	7,439.3
Retained earnings	22,252.0	13,545.0
Employee benefit trust	(3,013.2)	(3,013.2)
Accumulated other comprehensive loss (Note 11)	(3,206.3)	(4,321.9)
Cost of common stock in treasury	(62.5)	(49.5)
Total Eli Lilly and Company shareholders' equity	23,793.3	14,192.1
Noncontrolling interests	57.5	79.5
Total equity	23,850.8	14,271.6
Total liabilities and equity	$114,935.4	$78,714.9
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)
ELI LILLY AND COMPANY

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at July 1, 2024	950,781	$594.2	$7,214.2	$13,178.0	$(3,013.2)	$(4,378.5)	365	$(32.7)	$73.5
Net income				970.3					11.8
Other comprehensive income, net of tax						103.7
Retirement of treasury shares	(582)	(0.3)		(520.8)			(582)	521.1
Purchase of treasury shares							582	(521.1)
Issuance of stock under employee stock plans, net	16	—	(7.8)
Stock-based compensation			133.2
Other				(0.3)					(4.6)
Balance at September 30, 2024	950,215	$593.9	$7,339.6	$13,627.2	$(3,013.2)	$(4,274.8)	365	$(32.7)	$80.7

Balance at July 1, 2025	947,198	$592.0	$7,089.3	$17,376.2	$(3,013.2)	$(3,716.0)	365	$(55.4)	$76.2
Net income				5,582.5					3.0
Other comprehensive income, net of tax						509.7
Retirement of treasury shares	(1,011)	(0.6)		(707.5)			(1,011)	708.1
Purchase of treasury shares							1,011	(708.1)
Issuance of stock under employee stock plans, net	19	—	(8.5)
Stock-based compensation			151.1
Other				0.8				(7.1)	(21.7)
Balance at September 30, 2025	946,206	$591.4	$7,231.9	$22,252.0	$(3,013.2)	$(3,206.3)	365	$(62.5)	$57.5
(1) As of September 30, 2025, there was $12.40 billion remaining under our $15.00 billion share repurchase program authorized in December 2024.
See notes to consolidated condensed financial statements.

	Equity of Eli Lilly and Company Shareholders
(Dollars in millions, except per-share data, and shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Common Stock in Treasury(1)		Noncontrolling Interests
	Shares	Amount					Shares	Amount
Balance at January 1, 2024	949,781	$593.6	$7,250.4	$10,312.3	$(3,013.2)	$(4,327.0)	402	$(44.2)	$91.8
Net income (loss)				6,180.2					(3.2)
Other comprehensive income, net of tax						52.2
Cash dividends declared per share: $2.60				(2,342.9)
Retirement of treasury shares	(582)	(0.3)		(520.8)			(582)	521.1
Purchase of treasury shares							582	(521.1)
Issuance of stock under employee stock plans, net	1,016	0.6	(414.5)				(37)	11.5
Stock-based compensation			503.7
Other				(1.6)					(7.9)
Balance at September 30, 2024	950,215	$593.9	$7,339.6	$13,627.2	$(3,013.2)	$(4,274.8)	365	$(32.7)	$80.7

Balance at January 1, 2025	947,903	$592.4	$7,439.3	$13,545.0	$(3,013.2)	$(4,321.9)	365	$(49.5)	$79.5
Net income				14,002.3					28.7
Other comprehensive income, net of tax						1,115.6
Cash dividends declared per share: $3.00				(2,692.2)
Retirement of treasury shares	(3,279)	(2.0)		(2,598.3)			(3,279)	2,600.3
Purchase of treasury shares							3,279	(2,600.3)
Issuance of stock under employee stock plans, net	1,582	1.0	(697.3)
Stock-based compensation			489.9
Other				(4.8)				(13.0)	(50.7)
Balance at September 30, 2025	946,206	$591.4	$7,231.9	$22,252.0	$(3,013.2)	$(3,206.3)	365	$(62.5)	$57.5
(1) As of September 30, 2025, there was $12.40 billion remaining under our $15.00 billion share repurchase program authorized in December 2024.
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$14,002.3	$6,180.2
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	1,411.3	1,281.8
Change in deferred income taxes	(958.9)	(1,716.4)
Stock-based compensation expense	489.9	503.7
Acquired in-process research and development	2,381.2	3,091.2
Other changes in operating assets and liabilities, net of acquisitions	(4,418.9)	(3,160.1)
Other operating activities, net	681.5	163.7
Net Cash Provided by Operating Activities	13,588.4	6,344.1
Cash Flows from Investing Activities
Purchases of property and equipment	(5,294.3)	(3,561.8)
Proceeds from sales of and distributions from noncurrent investments	832.0	318.0
Purchases of noncurrent investments	(518.0)	(525.1)
Cash paid for acquisitions, net of cash acquired	(549.4)	(947.7)
Purchases of in-process research and development	(2,584.3)	(3,094.6)
Other investing activities, net	(55.8)	430.2
Net Cash Used for Investing Activities	(8,169.8)	(7,381.0)
Cash Flows from Financing Activities
Dividends paid	(4,038.5)	(3,512.1)
Net change in short-term borrowings	(4,337.6)	(4,894.1)
Proceeds from issuance of long-term debt	13,167.2	11,417.1
Repayments of long-term debt	(778.1)	(664.2)
Purchases of common stock	(2,600.3)	(446.1)
Other financing activities, net	(746.9)	(445.1)
Net Cash Provided by Financing Activities	665.8	1,455.5
Effect of exchange rate changes on cash and cash equivalents	439.1	131.8
Net increase in cash and cash equivalents	6,523.5	550.4
Cash and cash equivalents at January 1	3,268.4	2,818.6
Cash and Cash Equivalents at September 30	$9,791.9	$3,369.0
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net product revenue	$16,330.5	$10,571.6	$42,657.7	$28,723.0
Collaboration and other revenue	1,270.3	867.5	3,229.3	2,786.9
Revenue	$17,600.8	$11,439.1	$45,887.0	$31,509.9
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
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were less than 1 percent of U.S. revenue during the three and nine months ended September 30, 2025, and 6 percent and 4 percent of U.S. revenue during the three and nine months ended September 30, 2024, respectively.

Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$3,550.1	$2,965.0	$6,515.1	$2,384.7	$728.0	$3,112.7
Zepbound	3,568.3	19.8	3,588.1	1,257.8	—	1,257.8
Trulicity	706.9	345.0	1,051.8	935.3	366.0	1,301.4
Jardiance(1)	424.2	534.8	959.0	335.9	350.5	686.4
Other cardiometabolic health	617.7	446.1	1,063.9	603.3	445.5	1,048.7
Total cardiometabolic health	8,867.2	4,310.7	13,177.9	5,517.0	1,890.0	7,407.0

Oncology:
Verzenio	880.3	589.8	1,470.2	878.8	490.4	1,369.3
Other oncology	494.7	442.8	937.4	415.5	447.1	862.5
Total oncology	1,375.0	1,032.6	2,407.6	1,294.3	937.5	2,231.8

Immunology:
Taltz	583.4	318.1	901.5	600.3	279.3	879.6
Other immunology	190.0	270.9	460.9	93.8	212.3	306.1
Total immunology	773.4	589.0	1,362.4	694.1	491.6	1,185.7

Neuroscience	239.6	76.1	315.7	201.3	150.5	351.8

Other	44.8	292.4	337.2	107.0	155.8	262.8

Revenue	$11,300.0	$6,300.8	$17,600.8	$7,813.6	$3,625.5	$11,439.1
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.

The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025			2024
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$9,507.8	$6,048.0	$15,555.8	$6,318.7	$1,691.3	$8,010.0
Zepbound	9,253.6	27.7	9,281.3	3,018.4	—	3,018.4
Trulicity	2,221.2	1,018.0	3,239.2	2,894.0	1,109.3	4,003.3
Jardiance(1)	1,116.2	1,547.2	2,663.4	1,133.1	1,009.4	2,142.5
Other cardiometabolic health	1,708.5	1,280.6	2,989.2	1,958.8	1,281.6	3,240.4
Total cardiometabolic health	23,807.3	9,921.5	33,728.9	15,323.0	5,091.6	20,414.6

Oncology:
Verzenio	2,467.0	1,651.4	4,118.3	2,378.4	1,373.1	3,751.5
Other oncology	1,373.1	1,277.2	2,650.4	1,189.5	1,259.5	2,449.0
Total oncology	3,840.1	2,928.6	6,768.7	3,567.9	2,632.6	6,200.5

Immunology:
Taltz	1,608.7	902.2	2,511.0	1,486.7	821.7	2,308.4
Other immunology	443.7	751.4	1,195.0	204.3	589.3	793.6
Total immunology	2,052.4	1,653.6	3,706.0	1,691.0	1,411.0	3,102.0

Neuroscience	676.8	255.0	931.8	556.4	524.0	1,080.4

Other	227.0	524.6	751.6	205.0	507.4	712.4

Revenue	$30,603.6	$15,283.4	$45,887.0	$21,343.2	$10,166.7	$31,509.9
(1) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.

The following table summarizes revenue by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue(1):
U.S.	$11,300.0	$7,813.6	$30,603.6	$21,343.2
Europe	3,498.1	1,628.3	8,461.2	4,472.7
Japan	554.7	429.1	1,477.8	1,255.7
China	560.4	459.9	1,477.2	1,231.2
Rest of world	1,687.7	1,108.2	3,867.2	3,207.1
Revenue	$17,600.8	$11,439.1	$45,887.0	$31,509.9
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
Verve Acquisition
Overview of Transaction
In July 2025, we acquired all shares of Verve Therapeutics, Inc. (Verve) for a purchase price of $10.50 per share in cash (or an aggregate of approximately $549.4 million, net of cash acquired), plus one non-tradeable contingent value right (CVR) per share that entitles the holder to receive up to an additional $3.00 per share (or an aggregate of up to approximately $300 million) payable, subject to certain terms and conditions, upon the achievement of a certain specified milestone. Verve is developing genetic medicines for cardiovascular disease, including VERVE-102, a gene editing medicine targeting PCSK9, a gene linked to cholesterol levels and cardiovascular health. VERVE-102 is being evaluated in a Phase 1b clinical trial study and has been granted Fast Track designation by the U.S. Food and Drug Administration.
Assets Acquired and Liabilities Assumed
Our access to information was limited prior to this acquisition. As a consequence, we are in the process of determining fair values and tax bases of the assets acquired and liabilities assumed, including the identification and valuation of intangible assets and tax exposures. The final determination of these amounts will be completed as soon as possible but no later than one year from the acquisition date. The final determination may result in asset and liability fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized.
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at July 25, 2025
Cash	$388.7
Acquired in-process research and development (IPR&D)(1)	608.0
Goodwill(2)	127.3
Other assets and liabilities, net	38.9
Acquisition date fair value of consideration transferred	1,162.9
Less:
Cash acquired	(388.7)
Fair value of CVR liability(3)	(177.0)
Fair value of equity interest in Verve held before the business combination	(47.8)
Cash paid, net of cash acquired	$549.4
(1) Acquired IPR&D intangibles primarily relate to VERVE-102.
(2) The goodwill recognized from this acquisition is primarily attributable to future unidentified projects and products and the assembled workforce for Verve, which is not deductible for tax purposes.
(3) See Note 7 for a discussion on the estimation of the CVR liability.

The results of operations attributable to this acquisition for the three and nine months ended September 30, 2025 were not material.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three and nine months ended September 30, 2025.
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
We are unable to provide the results of operations for the three and nine months ended September 30, 2025 attributable to this acquisition as the operations were substantially integrated into our legacy business.
Pro forma information has not been included as this acquisition did not have a material impact on our consolidated condensed statements of operations for the three and nine months ended September 30, 2024.
Asset Acquisitions
Upon each asset acquisition, the cost allocated to acquired IPR&D was immediately expensed as acquired IPR&D if the compound had no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound were expensed as acquired IPR&D when the event triggering an obligation to pay the milestone occurred. We recognized acquired IPR&D charges of $655.7 million and $2.38 billion for the three and nine months ended September 30, 2025, respectively, and $2.83 billion and $3.09 billion for the three and nine months ended September 30, 2024, respectively. The following table summarizes our significant acquired IPR&D charges during the three and nine months ended September 30, 2025 and 2024:

Counterparty	Compound(s), Therapy or Asset	Acquisition Month	Phase of Development(1)	Acquired IPR&D Charge
SiteOne Therapeutics, Inc. (SiteOne)	STC-004, Nav1.8 inhibitor for the treatment of pain	July 2025	Phase 1	$494.2
Scorpion Therapeutics, Inc. (Scorpion)	STX-478, PI3Kα inhibitor for the treatment of breast cancer and other advanced solid tumors	March 2025	Phase 1	1,412.0

Morphic Holding, Inc. (Morphic)	MORF-057, inhibitor of α4β7 integrin for the treatment of inflammatory bowel disease	August 2024	Phase 2	2,548.5
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Jardiance	$959.0	$686.4	$2,663.4	$2,142.5
In the first quarter of 2025, we and Boehringer Ingelheim amended our collaboration to adjust commercialization responsibilities for the Jardiance product family in certain markets, resulting in our recognition of a one-time benefit of $370.0 million as Jardiance revenue during the nine months ended September 30, 2025.
During the three and nine months ended September 30, 2025, we recognized a $200.0 million sales-based milestone for Jardiance. As of September 30, 2025, we have the right to receive up to $410.0 million in potential sales-based milestones related to the Jardiance product family in certain markets in 2026.
Ebglyss
We have a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab, which is branded and trademarked as Ebglyss. Roche receives tiered royalty payments on worldwide net sales ranging in percentages from high single digits to high teens, which we recognize as cost of sales. As of September 30, 2025, Roche is eligible to receive additional payments from us, including up to $975.0 million in potential sales-based milestones. During the three and nine months ended September 30, 2025 and 2024, milestone payments to Roche were not material.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize Ebglyss, for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We receive tiered royalty payments on net sales in Europe ranging in percentages from low double digits to low twenties, which we recognize as collaboration and other revenue. During the three and nine months ended September 30, 2025 and 2024, collaboration and other revenue recognized under this license agreement was not material. As of September 30, 2025, we are eligible to receive additional payments up to $1.25 billion in a series of sales-based milestones.

Orforglipron
We have a license agreement with Chugai Pharmaceutical Co., Ltd (Chugai), which provides us with the worldwide development and commercialization rights to orforglipron. Chugai has the right to receive tiered royalty payments on future worldwide net sales from mid-single digits to low teens if the product is successfully commercialized. As of September 30, 2025, Chugai is eligible to receive up to $140.0 million contingent upon the achievement of success-based regulatory milestones and up to $250.0 million in a series of sales-based milestones, contingent upon the commercial success of orforglipron. During the three and nine months ended September 30, 2025 and 2024, milestone payments to Chugai were not material.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
Asset impairment, restructuring, and other special charges recognized during the three and nine months ended September 30, 2025 were $364.9 million and $399.9 million, respectively, which primarily related to a litigation charge, as well as acquisition and integration costs associated with the closing of our acquisition of Verve.
Asset impairment, restructuring, and other special charges recognized during the three months ended September 30, 2024 were $81.6 million, which primarily related to impairment of an intangible asset in development driven by expected commercial projections. Asset impairment, restructuring, and other special charges recognized during the nine months ended September 30, 2024 were $516.6 million, which primarily related to a litigation charge and the previously mentioned impairment.
See Note 10 for additional information related to litigation charges.

Note 6: Inventories
The following table summarizes components of inventories:

	September 30, 2025	December 31, 2024
Finished products	$1,547.2	$1,220.8
Work in process	7,274.5	3,979.5
Raw materials and supplies	3,397.1	2,326.0
Total (approximates replacement cost)	12,218.8	7,526.3
(Decrease) increase to last-in, first-out (LIFO) cost	(38.4)	62.9
Inventories	$12,180.4	$7,589.2
When we believe that future commercialization is probable and the future economic benefit is expected to be realized, we capitalize pre-launch inventory prior to regulatory approval. A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization, and marketplace trends. Pre-launch inventories capitalized as of September 30, 2025 were $952.3 million, primarily related to orforglipron.

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

We adjust our equity investments without readily determinable fair values based upon changes in the equity instruments' values resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Downward adjustments resulting from an impairment are recorded based upon impairment considerations, including the financial condition and near-term prospects of the issuer, general market conditions, and industry specific factors. Adjustments recorded for the three and nine months ended September 30, 2025 and 2024 were not material.
The net gains (losses) recognized in our consolidated condensed statements of operations for equity securities were $46.9 million and $14.1 million for the three and nine months ended September 30, 2025, respectively, and $112.4 million and $(29.5) million for the three and nine months ended September 30, 2024, respectively. The net gains (losses) recognized for the three and nine months ended September 30, 2025 and 2024 on equity securities sold during the respective periods were not material.
As of September 30, 2025, we had approximately $878 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years.
We record our available-for-sale debt securities at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss). We periodically assess our investment in available-for-sale securities for impairment losses and credit losses. The amount of credit losses is determined by comparing the difference between the present value of future cash flows expected to be collected on these securities and the amortized cost. Factors considered in assessing credit losses include the position in the capital structure, vintage and amount of collateral, delinquency rates, current credit support, and geographic concentration. Impairment and credit losses related to available-for-sale securities were not material for the three and nine months ended September 30, 2025 and 2024.
The table below summarizes the contractual maturities of our investments in debt securities measured at fair value as of September 30, 2025:

	Maturities by Period
	Total	Less Than 1 Year	1-5 Years	6-10 Years	More Than 10 Years
Fair value of debt securities	$356.0	$12.7	$119.4	$63.8	$160.1
A summary of the amount of unrealized gains and losses in accumulated other comprehensive loss and the fair value of available-for-sale securities in an unrealized gain or loss position is as follows:

	September 30, 2025	December 31, 2024
Unrealized gross gains	$3.3	$1.6
Unrealized gross losses	11.1	43.2
Fair value of securities in an unrealized gain position	177.6	142.6
Fair value of securities in an unrealized loss position	177.2	491.2
As of September 30, 2025, the available-for-sale securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Substantially all of the fixed-rate debt securities in a loss position are investment-grade debt securities. As of September 30, 2025, we do not intend to sell, and it is not more likely than not that we will be required to sell, the securities in a loss position before the market values recover or the underlying cash flows have been received, and there is no indication of a material default on interest or principal payments for our debt securities.
Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings and were not material for the three and nine months ended September 30, 2025 and 2024. Proceeds from sales of available-for-sale investments were $381.5 million and $470.3 million for the three and nine months ended September 30, 2025, respectively, and $23.2 million and $68.6 million for the three and nine months ended September 30, 2024, respectively.

Fair Value of Investments
The following table summarizes certain fair value information at September 30, 2025 and December 31, 2024 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost(1)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2025
Cash equivalents(2)	$7,400.1	$7,400.1	$7,400.1	$—	$—	$7,400.1

Short-term investments:
U.S. government and agency securities	$7.8	$7.9	$7.8	$—	$—	$7.8
Corporate debt securities	4.9	4.9	—	4.9	—	4.9
Other securities	108.9	108.9	—	11.4	97.5	108.9
Short-term investments	$121.6

Noncurrent investments:
U.S. government and agency securities	$70.1	$73.9	$70.1	$—	$—	$70.1
Corporate debt securities	119.3	120.3	—	119.3	—	119.3
Mortgage-backed securities	127.2	130.8	—	127.2	—	127.2
Asset-backed securities	26.7	26.6	—	26.7	—	26.7
Other securities	101.2	57.1	—	6.4	94.8	101.2
Marketable equity securities	319.7	324.9	319.7	—	—	319.7
Equity investments without readily determinable fair values(3)	821.9
Equity method investments(3)	1,222.2
Noncurrent investments	$2,808.3

December 31, 2024
Cash equivalents(2)	$1,506.9	$1,506.9	$1,494.1	$12.8	$—	$1,506.9

Short-term investments:
U.S. government and agency securities	$29.2	$29.3	$29.2	$—	$—	$29.2
Corporate debt securities	65.3	65.4	—	65.3	—	65.3
Asset-backed securities	0.6	0.7	—	0.6	—	0.6
Other securities	59.7	59.7	—	16.7	43.0	59.7
Short-term investments	$154.8

Noncurrent investments:
U.S. government and agency securities	$140.2	$156.4	$140.2	$—	$—	$140.2
Corporate debt securities	211.4	225.0	—	211.4	—	211.4
Mortgage-backed securities	165.3	177.2	—	165.3	—	165.3
Asset-backed securities	56.7	57.5	—	56.7	—	56.7
Other securities	150.3	102.6	—	6.3	144.0	150.3
Marketable equity securities	485.5	494.6	485.5	—	—	485.5
Equity investments without readily determinable fair values(3)	863.8
Equity method investments(3)	1,142.7
Noncurrent investments	$3,215.9
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
Debt
In August 2025, we issued $750.0 million of floating-rate notes due in 2028, $1.00 billion of 4.000 percent fixed-rate notes due in 2028, $750.0 million of 4.250 percent fixed-rate notes due in 2031, $1.00 billion of 4.550 percent fixed-rate notes due in 2032, $1.25 billion of 4.900 percent fixed-rate notes due in 2035, $1.00 billion of 5.550 percent fixed-rate notes due in 2055, and $1.00 billion of 5.650 percent fixed-rate notes due in 2065. Interest on the fixed-rate notes is to be paid semi-annually. Interest on the floating-rate notes is calculated using the Secured Overnight Financing Rate (SOFR) plus a .530 percent spread, reset quarterly, and is to be paid quarterly. We have used, or expect to use, the net cash proceeds from this offering for general business purposes, including the repayment of commercial paper.
In February 2025, we issued $1.00 billion of 4.550 percent fixed-rate notes due in 2028, $1.25 billion of 4.750 percent fixed-rate notes due in 2030, $1.00 billion of 4.900 percent fixed-rate notes due in 2032, $1.25 billion of 5.100 percent fixed-rate notes due in 2035, $1.25 billion of 5.500 percent fixed-rate notes due in 2055, and $750.0 million of 5.600 percent fixed-rate notes due in 2065, all with interest to be paid semi-annually. We used the net cash proceeds from this offering to fund the acquisition of Scorpion's PI3Kα inhibitor program STX-478 and related fees and expenses and for general business purposes, including the repayment of commercial paper.
In August 2024, we issued $5.00 billion aggregate principal amount of notes. We used a portion of the net cash proceeds to fund the acquisition of Morphic and related fees and expenses, with remaining funds used for general business purposes, including the repayment of outstanding commercial paper.
In February 2024, we issued $6.50 billion aggregate principal amount of notes. We used the net cash proceeds from this offering for general business purposes, including the repayment of commercial paper, and the repayment of then-current maturities of long-term debt.
In August 2025, we renewed our 364-day credit facility and increased capacity to $6.00 billion, which is available to support our commercial paper program. We have not drawn against the 364-day facility as of September 30, 2025.
In August 2025, we extended our multi-year credit facility and increased capacity to $4.00 billion, which will now expire in December 2029 and is available to support our commercial paper program. We have not drawn against the multi-year facility as of September 30, 2025.
Fair Value of Debt
The following table summarizes certain fair value information for our short-term and long-term debt:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Short-term commercial paper borrowings
September 30, 2025	$—	$—	$—	$—	$—
December 31, 2024	4,337.6	—	4,319.4	—	4,319.4
Long-term debt, including current portion
September 30, 2025	42,506.6	—	39,991.3	—	39,991.3
December 31, 2024	29,306.7	—	26,249.0	—	26,249.0

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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. We derecognized $440.4 million and $421.6 million of accounts receivable as of September 30, 2025 and December 31, 2024, respectively, under these factoring arrangements. The costs of factoring such accounts receivable as well as estimated credit losses were not material for the three and nine months ended September 30, 2025 and 2024.
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
We manage foreign currency exchange risk through the use of foreign currency debt, cross-currency interest rate swaps, and foreign currency forward contracts. Our foreign currency-denominated notes had carrying amounts of $6.79 billion and $6.03 billion as of September 30, 2025 and December 31, 2024, respectively, of which $6.02 billion and $5.34 billion have been designated as, and are effective as, hedges of net investments in certain of our foreign operations as of September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, we had outstanding cross-currency interest rate swaps with notional amounts of 402.0 million Swiss francs swapping Swiss francs to U.S. dollars, with settlement dates ranging through 2028. Our cross-currency interest rate swaps have been designated as, and are effective as, cash flow hedges. At September 30, 2025, we had outstanding foreign currency forward contracts to sell 34.98 billion euro and to sell 4.95 billion Chinese yuan with settlement dates ranging through 2026, which have been designated as, and are effective as, hedges of net investments.

We may also enter into foreign currency forward or option contracts as economic hedges to manage exposures arising from subsidiary trade and loan payables and receivables denominated in foreign currencies (primarily the euro, Japanese yen, Chinese yuan, and British pound sterling). Foreign currency derivatives used for hedging are put in place using the same or like currencies and duration as the underlying exposures. These contracts are recorded at fair value with the gain or loss recognized in other–net, (income) expense. Forward contracts generally have maturities not exceeding 12 months. At September 30, 2025, our significant outstanding foreign currency forward commitments were as follows, all of which have settlement dates within 180 days:

September 30, 2025
Purchase		Sell
Currency	Amount (in millions)	Currency	Amount (in millions)
Euro	40,432.1	U.S. dollars	47,801.5
U.S. dollars	3,275.1	Euro	2,776.8
U.S. dollars	1,434.5	Chinese yuan	10,167.2

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
Interest rate swaps or collars that convert our fixed-rate debt to a floating rate are designated as fair value hedges of the underlying instruments. Interest rate swaps or collars that convert floating-rate debt to a fixed rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements. Cash proceeds from or payments to counterparties resulting from the termination of interest rate swaps are classified as operating activities in our consolidated condensed statements of cash flows. At September 30, 2025, substantially all of our total long-term debt is at a fixed rate. We have converted approximately 4 percent of our long-term fixed-rate notes to floating rates through the use of interest rate swaps.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value hedges:
Effect from hedged fixed-rate debt	$8.7	$48.0	$64.1	$29.0
Effect from interest rate contracts	(8.7)	(48.0)	(64.1)	(29.0)
Cash flow hedges:
Effective portion of losses on interest rate contracts reclassified from accumulated other comprehensive loss	0.2	1.4	3.0	5.8
Cross-currency interest rate swaps	(0.2)	(28.8)	(60.8)	58.5
Net (gains) losses on foreign currency exchange contracts not designated as hedging instruments	170.3	(0.2)	(468.4)	33.8
Total	$170.3	$(27.6)	$(526.2)	$98.1
During the three and nine months ended September 30, 2025 and 2024, the amortization of losses related to the portion of our risk management hedging instruments, fair value hedges, and cash flow hedges that was excluded from the assessment of effectiveness was not material.
The Effect of Risk-Management Instruments on Other Comprehensive Income (Loss)
The effective portion of risk-management instruments that was recognized in other comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net investment hedges:
Foreign currency-denominated notes	$5.5	$(250.2)	$(682.7)	$(76.3)
Cross-currency interest rate swaps	—	(26.0)	(10.5)	(6.8)
Foreign currency forward contracts	0.6	(304.1)	(1,292.1)	(172.3)
Cash flow hedges:
Forward-starting interest rate swaps	14.3	(23.6)	(10.4)	53.8
Cross-currency interest rate swaps	(2.8)	(7.9)	(6.9)	7.7
During the three and nine months ended September 30, 2025 and 2024, the amounts excluded from the assessment of hedge effectiveness recognized in other comprehensive income (loss) were not material. As of September 30, 2025, the amount of pre-tax gains or losses on cash flow hedges expected to be reclassified from accumulated other comprehensive income (loss) to other–net, (income) expense during the next 12 months is not material.

Fair Value of Risk-Management Instruments
The following table summarizes certain fair value information at September 30, 2025 and December 31, 2024 for risk management assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2025
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other noncurrent assets	$15.9	$—	$15.9	$—	$15.9
Other current liabilities	(1.3)	—	(1.3)	—	(1.3)
Other noncurrent liabilities	(69.7)	—	(69.7)	—	(69.7)
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	103.9	—	103.9	—	103.9
Foreign exchange contracts designated as net investment hedges:
Other receivables	306.0	—	306.0	—	306.0
Other current liabilities	(702.2)	—	(702.2)	—	(702.2)
Foreign exchange contracts not designated as hedging instruments:
Other receivables	19.9	—	19.9	—	19.9
Other current liabilities	(238.0)	—	(238.0)	—	(238.0)
Contingent consideration liabilities:
Other noncurrent liabilities	(226.9)	—	—	(226.9)	(226.9)
December 31, 2024
Risk-management instruments:
Interest rate contracts designated as fair value hedges:
Other current liabilities	$(2.0)	$—	$(2.0)	$—	$(2.0)
Other noncurrent liabilities	(117.8)	—	(117.8)	—	(117.8)
Cross-currency interest rate contracts designated as net investment hedges:
Other receivables	10.3	—	10.3	—	10.3
Cross-currency interest rate contracts designated as cash flow hedges:
Other noncurrent assets	50.7	—	50.7	—	50.7
Foreign exchange contracts designated as hedging instruments:
Other receivables	297.0	—	297.0	—	297.0
Foreign exchange contracts not designated as hedging instruments:
Other receivables	39.5	—	39.5	—	39.5
Other current liabilities	(93.4)	—	(93.4)	—	(93.4)
Contingent consideration liabilities:
Other noncurrent liabilities	(32.3)	—	—	(32.3)	(32.3)

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

Note 8: Income Taxes
In July 2025, the One Big Beautiful Bill Act (OBBBA), which implemented certain U.S. tax law changes, was enacted into law. The OBBBA modified and made permanent several provisions of the Tax Cuts and Jobs Act, including reductions in scheduled increases for the rate of taxation of foreign income, immediate deductibility of U.S. research and development expenses, and reinstatement of 100% bonus depreciation for capital assets. For the three months ended September 30, 2025, we recorded income tax expense of $350.3 million related to adjusting our income tax provision for prior periods of 2025 and remeasuring our deferred tax assets and liabilities in connection with the enactment of OBBBA.
The effective tax rates were 22.8 percent and 19.8 percent for the three and nine months ended September 30, 2025, respectively, compared to 38.9 percent and 19.1 percent for the three and nine months ended September 30, 2024, respectively, primarily driven by unfavorable tax impacts of non-deductible acquired IPR&D charges, with a larger impact occurring in 2024. As a result of the OBBBA, the effective tax rates for the three and nine months ended September 30, 2025 were unfavorably impacted by incremental tax expense recognized in these periods.
At September 30, 2025 and December 31, 2024, prepaid expenses included prepaid taxes of $18.69 billion and $7.13 billion, respectively.
The U.S. examination of tax years 2019-2021 remains ongoing. For tax years 2016-2018, we are pursuing competent authority assistance through the Mutual Agreement Procedure process for the pricing of certain intercompany transactions. The resolution of both audit periods will likely extend beyond the next 12 months.

Note 9: Retirement Benefits
Net pension and retiree health (benefit) cost included the following components:

	Defined Benefit Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of net periodic (benefit) cost:
Service cost	$76.7	$84.9	$242.9	$254.3
Interest cost	175.3	165.9	523.1	496.6
Expected return on plan assets	(272.7)	(278.8)	(813.9)	(834.3)
Amortization of prior service cost	0.6	0.6	1.6	1.6
Recognized actuarial loss	14.1	31.4	56.9	93.8
Net periodic (benefit) cost	$(6.0)	$4.0	$10.6	$12.0

	Retiree Health Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of net periodic benefit:
Service cost	$8.3	$8.9	$24.7	$26.6
Interest cost	16.0	15.5	48.0	46.6
Expected return on plan assets	(46.3)	(48.0)	(138.7)	(144.1)
Amortization of prior service benefit	(0.1)	(1.4)	(0.3)	(4.2)
Recognized actuarial gain	(0.9)	(0.6)	(2.8)	(1.9)
Net periodic benefit	$(23.0)	$(25.6)	$(69.1)	$(77.0)

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

Patent Matters
In the course of our business, we are subject to actions and proceedings by third parties that seek to challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies, including the matter described below.
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
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
In March 2008, the state Labor Public Attorney (LPA) filed a public civil action against Eli Lilly do Brasil Limitada (Lilly Brasil) in the Labor Court of Paulinia, State of Sao Paulo, alleging harm to employees and former employees from alleged exposure to soil and groundwater contaminants at a former manufacturing facility in Cosmopolis, operated by the company between 1977 and 2003. In May 2014, the trial court ruled against Lilly Brasil, ordering it to undertake several remedial and compensatory actions, including health coverage for a class of individuals and certain of their children. The trial court's ruling included a liquidated award of 300 million Brazilian reais, which, when adjusted for inflation, is approximately 1.54 billion Brazilian reais (approximately $290 million as of September 30, 2025). In July 2018, the appeals court generally affirmed the trial court's ruling. Lilly Brasil has appealed to the superior labor court (TST) and the TST heard oral argument on the appeal in October 2025.
In July 2019, at the LPA's request, the trial court ordered a freeze of Lilly Brasil’s immovable property in the amount of 500 million Brazilian reais, which was reduced on Lilly's appeal and, when adjusted for inflation, is approximately 160.2 million Brazilian reais (approximately $30 million as of September 30, 2025). Both parties have appealed this order to the TST.
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
In July 2021, Mosaic Health, Inc. filed a putative class action lawsuit in the U.S. District Court for the Western District of New York against us, Sanofi-Aventis U.S., LLC (Sanofi), Novo Nordisk Inc. (Novo Nordisk), and AstraZeneca Pharmaceuticals LP (AstraZeneca), alleging antitrust and unjust enrichment claims related to the defendants' 340B programs. In October 2021, an amended complaint added Central Virginia Health Services, Inc. as a plaintiff. In September 2022, the court dismissed the amended complaint for failure to state a claim but allowed the plaintiffs to move for leave to file a second amended complaint. In January 2024, the court denied the plaintiffs' motion for leave to amend and dismissed the case. In August 2025, the U.S. Court of Appeals for the Second Circuit reversed the district court's decision and remanded the case for further proceedings. In September 2025, we filed a petition for panel rehearing and rehearing en banc. In October 2025, the Second Circuit denied our petition for panel rehearing and issued an amended opinion reaching the same result. Our petition for rehearing en banc remains pending.
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
The MDL court has issued various case management and other orders, including but not limited to orders establishing separate tracks for state attorney general claims (State AG Track), putative class actions (Class Action Track), and non-class suits by self-funded payers (Self-Funded Payer Track); orders dismissing certain claims; and an order setting a constructive notice date of January 14, 2021 for statute of limitations purposes.
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

Insulin and Other Pricing Investigations
We have been subject to various investigations and received subpoenas, civil investigative demands, information requests, interrogatories, and other inquiries from various governmental entities related to pricing issues, including the pricing and sale of insulin medications, and in some instances certain other diabetes medications, and/or calculations of average manufacturer price and best price. These include subpoenas and civil investigative demands from the U.S. Department of Justice, the U.S. Federal Trade Commission, and the Colorado, Indiana, Louisiana, Oregon, Texas, Vermont and Washington attorney general offices, as well as information requests from the California, Florida, Hawaii, Mississippi, New Mexico, Nevada, and Washington D.C. attorney general offices.
To the extent the foregoing governmental entities have not filed lawsuits, we are cooperating with the various investigations, subpoenas, and inquiries.
Average Manufacturer Price Litigation
In November 2014, a relator filed a qui tam action in the U.S. District Court for the Northern District of Illinois against us and Takeda Pharmaceuticals America, Inc. The relator's complaint alleges that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating average manufacturer prices. In August 2022, following a trial, the jury returned a verdict in favor of the relator. In September 2025, the U.S. Court of Appeals for the Seventh Circuit affirmed and we recognized a charge related to the matter. In October 2025, we filed a petition for rehearing en banc.
Other Matters
Actos Litigation
We, along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda), are named in a third-party payer class action in the U.S. District Court for the Central District of California. The plaintiffs allege that bladder cancer risk was concealed from them and claim that as a result they and a proposed class of third-party payers are entitled to recover money paid for Actos prescriptions. Our agreement with Takeda calls for Takeda to defend and indemnify us against losses and expenses with respect to U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. In May 2023, the district court granted class certification. In June 2025, the U.S. Court of Appeals for the Ninth Circuit denied our appeal of the class certification order, and in August 2025 it denied our petition for rehearing en banc.
Mounjaro, Trulicity, and Zepbound Product Liability Litigation
Since August 2023, various plaintiffs have filed lawsuits against us, Novo Nordisk A/S (Novo), and other related Novo entities, alleging injuries following purported use of incretin medicines, including Mounjaro, Trulicity, and Zepbound. The complaints assert a variety of claims and generally seek damages, and/or other relief. Most of these lawsuits have been coordinated or consolidated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Pennsylvania. There are also cases pending in various other federal and state courts. In addition to the cases in the United States, there are two class action petitions in Israel.
Branchburg Manufacturing Facility
In May 2021, we received a subpoena from the U.S. Department of Justice requesting the production of certain documents relating to our manufacturing site in Branchburg, New Jersey. We have cooperated with the subpoena.
Health Choice Alliance
In October 2019, a relator filed a qui tam lawsuit against us in Texas state court asserting claims under the Texas Medicaid Fraud Prevention Act (TMFPA) based on allegations about certain patient support programs related to three of our products. The relator sought to recover the value of payments by the Texas Medicaid Program for these products, as well as civil penalties and other relief. In August 2025, the relator purported to dismiss the first lawsuit and filed a second lawsuit in a different Texas state court. We are opposing the relator's purported dismissal of the first lawsuit. The second lawsuit purports to add the State of Texas as a party and asserts claims under the TMFPA based on allegations about patient support programs related to fifteen of our products.

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

Note 11: Other Comprehensive Income (Loss)
The following tables summarize the activity related to each component of other comprehensive income (loss) during the three months ended September 30, 2025 and 2024:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Retirement Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2025	$(1,757.8)	$(21.3)	$(2,193.4)	$256.5	$(3,716.0)
Other comprehensive income (loss) before reclassifications	466.0	4.1	9.6	8.5	488.2
Net amount reclassified from accumulated other comprehensive loss	—	11.1	10.8	(0.4)	21.5
Net other comprehensive income (loss)	466.0	15.2	20.4	8.1	509.7
Balance at September 30, 2025	$(1,291.8)	$(6.1)	$(2,173.0)	$264.6	$(3,206.3)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Retirement Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at July 1, 2024	$(2,001.6)	$(32.6)	$(2,633.6)	$289.3	$(4,378.5)
Other comprehensive income (loss) before reclassifications	117.9	15.9	(28.9)	(25.0)	79.9
Net amount reclassified from accumulated other comprehensive loss	—	—	23.7	0.1	23.8
Net other comprehensive income (loss)	117.9	15.9	(5.2)	(24.9)	103.7
Balance at September 30, 2024	$(1,883.7)	$(16.7)	$(2,638.8)	$264.4	$(4,274.8)

The following tables summarize the activity related to each component of other comprehensive income (loss) during the nine months ended September 30, 2025 and 2024:

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Retirement Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2025	$(2,389.6)	$(31.7)	$(2,178.7)	$278.1	$(4,321.9)
Other comprehensive income (loss) before reclassifications	1,062.3	13.9	(38.0)	(14.2)	1,024.0
Net amount reclassified from accumulated other comprehensive loss	35.5	11.7	43.7	0.7	91.6
Net other comprehensive income (loss)	1,097.8	25.6	5.7	(13.5)	1,115.6
Balance at September 30, 2025	$(1,291.8)	$(6.1)	$(2,173.0)	$264.6	$(3,206.3)

(Amounts presented net of taxes)	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Retirement Benefit Plans	Net Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2024	$(1,819.0)	$(26.2)	$(2,697.3)	$215.5	$(4,327.0)
Other comprehensive income (loss) before reclassifications	(74.9)	9.3	(12.1)	48.5	(29.2)
Net amount reclassified from accumulated other comprehensive loss	10.2	0.2	70.6	0.4	81.4
Net other comprehensive income (loss)	(64.7)	9.5	58.5	48.9	52.2
Balance at September 30, 2024	$(1,883.7)	$(16.7)	$(2,638.8)	$264.4	$(4,274.8)

Note 12: Other–Net, (Income) Expense
Other–net, (income) expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$179.6	$192.7	$672.4	$555.9
Interest income	(65.0)	(47.8)	(153.3)	(130.9)
Net investment (gains) losses on equity securities (Note 7)	(46.9)	(112.4)	(14.1)	29.5
Retirement benefit plans	(114.0)	(115.4)	(326.1)	(345.9)
Other (income) expense	179.4	20.9	283.8	(0.1)
Other–net, (income) expense	$133.1	$(62.0)	$462.7	$108.5

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
The following table summarizes our segment revenue, significant segment expenses, and segment profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$17,600.8	$11,439.1	$45,887.0	$31,509.9
Less:
Cost of sales	3,008.3	2,170.8	7,680.3	6,014.5
Early-stage research and development(1)	1,249.6	995.3	3,395.6	2,872.6
Late-stage research and development(1)	2,216.1	1,738.8	6,139.9	5,095.5
Marketing, selling, and administrative	2,740.7	2,099.8	7,962.6	6,169.3
Acquired in-process research and development	655.7	2,826.4	2,381.2	3,091.2
Other segment items(2)	2,147.9	637.7	4,325.1	2,086.6
Net income	$5,582.5	$970.3	$14,002.3	$6,180.2
(1) Early-stage research and development primarily includes costs incurred from discovery through Phase 2 clinical trials. Late-stage research and development primarily includes costs incurred from Phase 3 clinical trials.
(2) Other segment items primarily include income taxes and asset impairment, restructuring, and other special charges.
The following tables summarize additional segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$179.6	$192.7	$672.4	$555.9
Interest income	65.0	47.8	153.3	130.9
Depreciation and amortization	470.0	466.8	1,411.3	1,281.8
Asset impairment, restructuring, and other special charges	364.9	81.6	399.9	516.6
Earnings (loss) in equity method investments	45.4	26.0	(29.4)	65.6
Income taxes	1,649.9	618.1	3,462.5	1,461.5
Expenditures for long-lived assets(1)	2,319.7	1,465.6	5,821.4	3,926.5
(1) Includes expenditures for property and equipment and computer software costs.

	September 30, 2025	December 31, 2024
Total assets	$114,935.4	$78,714.9
Equity method investments	1,222.2	1,142.7

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
Financial Results
The following table summarizes certain financial information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Revenue	$17,600.8	$11,439.1	54	$45,887.0	$31,509.9	46
Net income	5,582.5	970.3	NM	14,002.3	6,180.2	127
Earnings per share - diluted	6.21	1.07	NM	15.56	6.83	128
NM - not meaningful
Revenue increased for the three and nine months ended September 30, 2025, driven by increased volume, partially offset by lower realized prices. The increased volume and lower realized prices during the three and nine months ended September 30, 2025 were primarily driven by Mounjaro and Zepbound.
Net income and earnings per share for the three and nine months ended September 30, 2025 increased primarily due to higher gross margin, partially offset by increased marketing, selling, and administrative expenses and research and development expenses.
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

Compound	Development
Tirzepatide	Submitted our application for tirzepatide for pediatric and adolescent type 2 diabetes to the U.S. Food and Drug Administration (FDA) and European Commission (EC) for approval.
Announced that a Phase 3 trial for tirzepatide for cardiovascular outcomes in type 2 diabetes met the primary endpoint.
A Phase 3 trial was initiated for tirzepatide for type 1 diabetes.
Withdrew our U.S. application for tirzepatide for heart failure with preserved ejection fraction.
Insulin Efsitora Alfa	Submitted our application for insulin efsitora alfa for type 2 diabetes to the FDA and EC for approval.
Muvalaplin	A Phase 3 trial was initiated for muvalaplin for atherosclerotic cardiovascular disease.
Orforglipron	Announced that Phase 3 trials for orforglipron for obesity met their primary and all key secondary endpoints.
Announced that Phase 3 trials for orforglipron for type 2 diabetes met their primary and all key secondary endpoints.
A Phase 3 trial was initiated for orforglipron for hypertension and overweight or obesity.
A Phase 3 trial was initiated for orforglipron for osteoarthritis pain of the knee and overweight or obesity.
A Phase 3 trial was initiated for orforglipron for stress urinary incontinence and overweight or obesity.
Retatrutide	A Phase 3 trial was initiated for retatrutide for chronic low back pain and overweight or obesity.
Mirikizumab (Omvoh)	Japan's Ministry of Health, Labour and Welfare approved mirikizumab for treatment of Crohn’s disease.
Donanemab (Kisunla)	The EC approved donanemab for the treatment of early symptomatic Alzheimer's disease.
Imlunestrant (Inluriyo)	The FDA approved imlunestrant for treatment of ER+, HER2-, ESR1-mutated advanced or metastatic breast cancer.
Pirtobrutinib (Jaypirca)	The EC approved pirtobrutinib for treatment of chronic lymphocytic leukemia.
Announced that Phase 3 trials for pirtobrutinib for chronic lymphocytic leukemia or small lymphocytic leukemia met their primary endpoints.
Olomorasib(1)	A Phase 3 trial was initiated for olomorasib for resected adjuvant non-small cell lung cancer.
A Phase 3 trial was initiated for olomorasib for unresected adjuvant non-small cell lung cancer.
(1) The FDA granted Breakthrough Therapy designation for the treatment of certain newly diagnosed metastatic KRAS G12C-mutant lung cancers. Breakthrough Therapy designation is designed to expedite the development and review of potential medicines that are intended to treat a serious condition when preliminary clinical evidence indicates that the treatment may demonstrate substantial improvement on a clinically significant endpoint(s) over already available therapies.

Other Matters
Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access and Certain Other Regulatory Developments
Global concern over access to, and affordability of, pharmaceutical products continues to drive debate and action, as well as cost containment efforts by governmental authorities and scrutiny of pricing and access disparities. Cost containment measures include the use of mandated discounts, price reporting requirements, mandated reference prices, restrictive formularies, changes to available intellectual property protections, as well as other efforts.
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
For example, in May 2025, the U.S. presidential administration issued an executive order intended, in part, to encourage or impose the use of most-favored-nation pricing to tie U.S. prescription drug prices with prices in selected comparably developed nations. In July 2025, we and other pharmaceutical companies received letters from the U.S. presidential administration reiterating certain drug pricing objectives. We and other pharmaceutical manufacturers face uncertainty on the implementation of these objectives, which could result in reduced prices and reimbursement for certain of our or competing products and may significantly impact our business and results of operations. Additionally, in July 2025, the OBBBA was enacted into law. In addition to tax impacts, the OBBBA implements spending cuts to certain federal healthcare programs, including Medicaid and the Affordable Care Act.
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
Tax Matters
We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. The U.S. and countries around the world are actively proposing and enacting tax law changes. Further, actions taken with respect to tax-related matters by associations such as the Organisation for Economic Co-operation and Development (OECD) and the European Commission could influence tax laws in countries in which we operate. Tax authorities in the U.S. and other jurisdictions in which we do business routinely examine our tax returns and are expected to increase their scrutiny of cross-border tax issues. Changes to existing U.S. and foreign tax laws and increased scrutiny by tax authorities in the U.S. and other jurisdictions could have a material adverse impact on our future consolidated results of operations and cash flows.
In July 2025, the OBBBA, which implemented certain U.S. tax law changes, was enacted into law. The OBBBA modified and made permanent several provisions of the Tax Cuts and Jobs Act, including reductions in scheduled increases for the rate of taxation of foreign income, immediate deductibility of U.S. research and development expenses, and reinstatement of 100% bonus depreciation for capital assets. For the three months ended September 30, 2025, we recorded income tax expense of $350.3 million related to adjusting our income tax provision for prior periods of 2025 and remeasuring our deferred tax assets and liabilities in connection with the enactment of OBBBA.
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
Foreign Currency Exchange Rates
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, Chinese yuan and British pound sterling. While we seek to manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a material impact, either positive or negative, on our consolidated results of operations in any given period. There is uncertainty in the future movements in foreign currency exchange rates, and fluctuations in these rates have and could adversely impact our consolidated results of operations and cash flows.

Other Factors
Other factors have had, and may continue to have, an impact on our consolidated results of operations. These factors include cost and wage inflation, supply chain and labor market complexities, international tension and conflicts, uneven economic growth, downturns or uncertainty, risks related to engaging in business globally, including legislation and regulatory action in or regarding foreign jurisdictions, and fluctuations due to channel dynamics or demand for certain products.
See "Business" in Part 1, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 10 to the consolidated condensed financial statements for additional information and risks and uncertainties that could impact our business and operations, including the matters described within this Executive Overview.
RESULTS OF OPERATIONS
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
U.S.	$11,300.0	$7,813.6	45	$30,603.6	$21,343.2	43
Outside U.S.	6,300.8	3,625.5	74	15,283.4	10,166.7	50
Revenue	$17,600.8	$11,439.1	54	$45,887.0	$31,509.9	46

The following are components of the change in revenue compared with the prior year:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	60%	66%	62%	54%	49%	52%
Price	(15)	3	(10)	(11)	—	(7)
Foreign exchange rates	—	6	2	—	1	—
Percent change	45%	74%	54%	43%	50%	46%
In the U.S. for the three and nine months ended September 30, 2025, the volume increase and the lower realized prices were driven by Zepbound and Mounjaro.
Outside the U.S. for the three and nine months ended September 30, 2025, the volume increase was primarily driven by Mounjaro. The volume increase outside the U.S. for the three and nine months ended September 30, 2025 was also driven by $200.0 million and $570.0 million, respectively, in one-time benefits for Jardiance. See Note 4 to the consolidated condensed financial statements for additional information.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Percent Change
	2025			2024
	U.S.	Outside U.S.	Total	Total
Mounjaro	$3,550.1	$2,965.0	$6,515.1	$3,112.7	109
Zepbound	3,568.3	19.8	3,588.1	1,257.8	185
Verzenio	880.3	589.8	1,470.2	1,369.3	7
Other products	3,301.3	2,726.2	6,027.4	5,699.3	6
Revenue	$11,300.0	$6,300.8	$17,600.8	$11,439.1	54

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,				Percent Change
	2025			2024
	U.S.	Outside U.S.	Total	Total
Mounjaro	$9,507.8	$6,048.0	$15,555.8	$8,010.0	94
Zepbound	9,253.6	27.7	9,281.3	3,018.4	NM
Verzenio	2,467.0	1,651.4	4,118.3	3,751.5	10
Other products	9,375.2	7,556.3	16,931.6	16,730.0	1
Revenue	$30,603.6	$15,283.4	$45,887.0	$31,509.9	46
NM - not meaningful

Revenue of Mounjaro increased 49 percent and 50 percent in the U.S. during the three and nine months ended September 30, 2025, respectively, reflecting strong demand, partially offset by lower realized prices. Revenue outside the U.S. during the three and nine months ended September 30, 2025 was $2.97 billion and $6.05 billion, respectively, compared to $728.0 million and $1.69 billion during the three and nine months ended September 30, 2024, respectively, primarily driven by volume growth.
Revenue of Zepbound in the U.S. during the three and nine months ended September 30, 2025 was $3.57 billion and $9.25 billion, respectively, compared to $1.26 billion and $3.02 billion during the three and nine months ended September 30, 2024, respectively, primarily driven by increased demand, partially offset by lower realized prices.
Revenue of Verzenio was relatively flat in the U.S. during the three months ended September 30, 2025, reflecting an increase in volume which was offset by lower realized prices. Revenue of Verzenio increased 4 percent in the U.S. during the nine months ended September 30, 2025 reflecting an increase in volume, partially offset by lower realized prices. Revenue outside the U.S. increased 20 percent during the three and nine months ended September 30, 2025, primarily driven by volume growth and, to a lesser extent, favorable impact on foreign exchange rates.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Gross margin	$14,592.5	$9,268.3	57	$38,206.7	$25,495.4	50
Gross margin as a percent of revenue	82.9%	81.0%		83.3%	80.9%
Research and development	$3,465.7	$2,734.1	27	$9,535.5	$7,968.1	20
Marketing, selling, and administrative	2,740.7	2,099.8	31	7,962.6	6,169.3	29
Acquired IPR&D	655.7	2,826.4	(77)	2,381.2	3,091.2	(23)
Asset impairment, restructuring, and other special charges	364.9	81.6	NM	399.9	516.6	(23)
Other–net, (income) expense	133.1	(62.0)	NM	462.7	108.5	NM
Income taxes	1,649.9	618.1	167	3,462.5	1,461.5	137
Effective tax rate	22.8%	38.9%		19.8%	19.1%
NM - not meaningful
Gross margin as a percent of revenue for the three months ended September 30, 2025 increased 1.9 percentage points, primarily driven by favorable product mix, partially offset by lower realized prices. Gross margin as a percent of revenue for the nine months ended September 30, 2025 increased 2.4 percentage points, primarily driven by favorable product mix and improved cost of production, partially offset by lower realized prices.
Research and development expenses increased 27 percent and 20 percent for the three and nine months ended September 30, 2025, respectively, driven by continued investments in our early and late-stage portfolio.
Marketing, selling, and administrative expenses increased 31 percent and 29 percent for the three and nine months ended September 30, 2025, respectively, primarily driven by promotional efforts supporting ongoing and future launches.
Acquired IPR&D charges for the three months ended September 30, 2025 were primarily related to the acquisition of SiteOne. Acquired IPR&D charges for the nine months ended September 30, 2025 were primarily related to the acquisitions of Scorpion's PI3Kα inhibitor program STX-478 and of SiteOne. Acquired IPR&D charges for the three and nine months ended September 30, 2024 were primarily related to the acquisition of Morphic. See Note 3 to the consolidated condensed financial statements for additional information.
Asset impairment, restructuring, and other special charges for the three and nine months ended September 30, 2025 were primarily related to a litigation charge, as well as acquisition and integration costs associated with the closing of our acquisition of Verve. Asset impairment, restructuring, and other special charges for the nine months ended September 30, 2024 were primarily related to a litigation charge. See Notes 5 and 10 to the consolidated condensed financial statements for additional information.
The effective tax rates were 22.8 percent and 19.8 percent for the three and nine months ended September 30, 2025, respectively, compared to 38.9 percent and 19.1 percent for the three and nine months ended September 30, 2024, respectively, primarily driven by unfavorable tax impacts of non-deductible acquired IPR&D charges, with a larger impact occurring in 2024. As a result of the OBBBA, the effective tax rates for the three and nine months ended September 30, 2025 were unfavorably impacted by incremental tax expense recognized in these periods. See Note 8 to the consolidated condensed financial statements for additional information.
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
As we expand our manufacturing capacity in order to meet existing and expected demand of our medicines, we have entered, and expect to continue to enter, into various agreements for contract manufacturing and for supply of materials. Executed agreements related to our medicines in development could, under certain circumstances, require us to pay up to approximately $9 billion if we do not purchase specified amounts of goods or services over the durations of the agreements, which are generally up to 8 years.
Cash and cash equivalents increased to $9.79 billion as of September 30, 2025, compared with $3.27 billion as of December 31, 2024. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the nine months ended September 30, 2025 and 2024.
In addition to our cash and cash equivalents, we held total investments of $2.93 billion and $3.37 billion as of September 30, 2025 and December 31, 2024, respectively. See Note 7 to the consolidated condensed financial statements for additional information.
During the nine months ended September 30, 2025, we paid $2.58 billion for acquired IPR&D primarily related to the acquisitions of Scorpion's PI3Kα inhibitor program STX-478 and of SiteOne. See Note 3 to the consolidated condensed financial statements for additional information.
As of September 30, 2025, total debt was $42.51 billion, an increase of $8.86 billion compared with $33.64 billion as of December 31, 2024. In August 2025, we issued $6.00 billion of fixed-rate notes and $750.0 million of floating-rate notes and have used, or expect to use, the net cash proceeds from this offering for general business purposes, including the repayment of commercial paper. In February 2025, we issued $6.50 billion of fixed-rate notes and used the net cash proceeds to fund the acquisition of Scorpion's PI3Kα inhibitor program STX-478 and related fees and expenses and for general business purposes, including the repayment of commercial paper. See Note 7 to the consolidated condensed financial statements for additional information.
As of September 30, 2025, we had a total of $10.45 billion of unused committed bank credit facilities, $10.00 billion of which is available to support our commercial paper program. See Note 7 to the consolidated condensed financial statements for additional information. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.
During the nine months ended September 30, 2025, we repurchased $2.60 billion of shares under our $15.00 billion share repurchase program authorized in December 2024. As of September 30, 2025, we had $12.40 billion remaining under this program.
During the nine months ended September 30, 2025, we paid dividends of $4.04 billion, or $4.50 per share, to our shareholders. In October 2025, we declared a dividend for the fourth quarter of 2025 of $1.50 per share of outstanding common stock. The dividend of approximately $1.34 billion is payable on December 10, 2025 to shareholders of record at the close of business on November 14, 2025.
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
Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, Chinese yuan and British pound sterling. We in some cases enter into foreign currency forward or option derivative contracts to reduce the effect of fluctuating currency exchange rates. As of September 30, 2025 and December 31, 2024, a hypothetical 10 percent change in currency exchange rates (primarily against the U.S. dollar) applied to the fair values of our outstanding foreign currency derivative contracts and the underlying assets and liabilities would not have a material impact on earnings, cash flows, or financial position over a one-year period.

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
Our management, with the participation of David Ricks, president and chief executive officer, and Lucas Montarce, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2024) as of September 30, 2025, and concluded that they were effective.
(b)Changes in Internal Controls. During the third quarter of 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended September 30, 2025:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2025	383	$738.28	383	$12,824.9
August 2025	484	660.04	484	12,505.5
September 2025	144	731.50	144	12,399.7
Total	1,011	699.89	1,011
During the three months ended September 30, 2025, we repurchased $708.1 million of shares under our $15.00 billion share repurchase program authorized in December 2024.

Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408 of Regulation S-K.

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

ELI LILLY AND COMPANY
(Registrant)

Date:	October 30, 2025	/s/ Lucas Montarce
Lucas Montarce
Executive Vice President and Chief Financial Officer
Date:	October 30, 2025	/s/ Donald Zakrowski
Donald Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer