Form 10-K
period 2025-12-31
ELI LILLY & Co
filed 2026-02-12
CIK 59478

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter: approximately $807,887,000,000.
Number of shares of common stock outstanding as of February 9, 2026: 943,357,420
Portions of the Registrant's Proxy Statement for the 2026 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Eli Lilly and Company
Form 10-K
For the Year Ended December 31, 2025

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
Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ from those expressed in forward-looking statements. Forward-looking statements are based on management's current plans and expectations, expressed in good faith and believed to have a reasonable basis. However, we can give no assurance that any expectation or belief will result or will be achieved or accomplished. Investors therefore should not place undue reliance on forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ from those anticipated:
•the significant costs and uncertainties in the pharmaceutical research and development process, including with respect to the timing and process of obtaining regulatory approvals and the ability of the company's clinical trials to meet expectations;
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
•negotiation and implementation of our voluntary agreement with the U.S. government related to drug pricing and access;
•developments or uncertainties related to our or competitive products, including as may relate to safety or efficacy concerns;
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
•issues with product supply, regulatory approvals, or other negative outcomes stemming from manufacturing difficulties, disruptions, or shortages, including as a result of unpredictability and variability in demand, labor shortages, third-party performance, quality, cyber-attacks, or regulatory actions related to our and third-party facilities;
•reliance on third-party relationships and outsourcing arrangements;
•the use of artificial intelligence or other emerging technologies in various facets of our operations, including partnerships related to the use of, or the sharing of, such technologies with third parties, which may exacerbate competitive, regulatory, litigation, cybersecurity, and other risks;
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
•litigation, investigations, or other similar proceedings involving past, current, or future products, activities, or intellectual property;
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
We manufacture and distribute our products through facilities in the United States (U.S.), including Puerto Rico, and in Europe and Asia. Our products are sold in approximately 90 countries.
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

	Inluriyo	For the treatment of adults with ER-positive HER2-negative, ESR1-mutated advanced or metastatic breast cancer whose disease progressed after at least one line of endocrine therapy.
Jaypirca
For the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma (CLL/SLL) who have previously been treated with a covalent BTK inhibitor; and for the treatment of adult patients with relapsed or refractory mantle cell lymphoma (MCL) after at least two lines of systemic therapy, including a BTK inhibitor.

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
The products we market and their distribution vary from country to country depending on the market and applicable regulations. As applicable, we educate healthcare providers about our products in various ways, including via promotion in online and other channels, distributing information and samples of certain products to physicians, and exhibiting at medical meetings. In addition, we advertise certain products directly to consumers in the U.S., and we maintain websites and other media channels (e.g., social media) with information about our major products. Promotion of our major products in the U.S. includes engagement by employee or contracted sales representatives with physicians and other healthcare professionals.
Our account managers service wholesalers, pharmacy benefit managers, insurers, plan sponsors, employers, managed care organizations, group purchasing organizations, government and long-term care institutions, hospitals, and certain retail pharmacies. Our arrangements with these organizations often include discounts or rebates on our products.
In the U.S., most of our products are distributed through wholesalers that serve pharmacies, physicians and other healthcare professionals, and hospitals. In 2025, 2024, and 2023, three wholesale distributors in the U.S.—McKesson Corporation, Cencora, Inc., and Cardinal Health, Inc.—each accounted for a significant percentage of our consolidated revenue. No other customer accounted for more than 10 percent of our consolidated revenue in any of these years. For additional information, see Item 8, "Financial Statements and Supplementary Data—Note 2: Revenue."

In certain jurisdictions, we utilize LillyDirect, our direct-to-patient digital health care platform, to provide delivery of select Lilly medicines dispensed by third-party pharmacies to patients. Tools to help patients access care from independent healthcare providers and programs to assist patients in adhering to treatment plans are also available on the platform where applicable. Sales through LillyDirect represented a growing portion of our business in 2025 and we have launched, and continue to explore, new partnerships and tools, including through LillyDirect, to further expand access to our medicines. New initiatives may expose us to new risks or exacerbate existing risks. See, for examples, Item 1A, "Risk Factors—Risks Related to Our Operations—Failure, inadequacy, breach of, or unauthorized access to, our IT systems or those of our third-party service providers, unauthorized access to our confidential information, or violations of data protection laws, could result in material harm to our business and reputation" and "Risk Factors—Risks Related to Litigation and Government Regulation—Regulatory compliance problems could be damaging to the company."
Outside the U.S., we promote our products to healthcare providers through sales representatives and other channels. We maintain our own sales organizations in many countries. We also often utilize third parties for commercial sales operations, some of which are engaged through distribution and promotion arrangements. We provide disease-state information directly to consumers via websites, social channels, and local activations.
Certain of our products are marketed in arrangements with other pharmaceutical companies.
For additional information, see Item 8, "Financial Statements and Supplementary Data—Note 3: Collaborations and Other Arrangements."
Competition
Our products compete globally with many other pharmaceutical products in highly competitive markets.
Important competitive factors include effectiveness, safety, availability, ease of use, patient preference, and overall experience; formulary placement, price, payer coverage and reimbursement rates, and demonstrated cost-effectiveness; regulatory approvals; marketing effectiveness; and research and development of new products, processes, modalities, indications, and uses. Early market entry and rapid patient access can also be important to achieve product acceptance and success. Barriers to reimbursable patient access in some cases include default payer coverage restrictions for our medicines. For example, in the U.S. self-insured employers must generally opt in for coverage of anti-obesity medicines. Payers in various international markets also do not cover anti-obesity medicines for weight loss. Our anti-obesity medicines comprise a significant portion of our revenues, and barriers to reimbursable patient access impact our sales volumes, business, and results of operations.
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
We believe our long-term competitive success depends on discovering and developing or acquiring and further developing innovative, cost-effective products that provide improved outcomes for patients and deliver value to payers, and continuously improving the productivity of our operations in a highly competitive and global environment. We face intensifying competition worldwide, including from China and other markets that have significantly expanded and accelerated research and development capabilities. Companies in these markets are increasingly licensing products to multinational pharmaceutical companies, entering into strategic partnerships, and competing directly in major markets. Our ability to compete effectively depends on our capacity to innovate at the pace of global scientific advancement, to access innovation through strategic partnerships and licensing arrangements across geographies, and to efficiently bring differentiated products to market. There can be no assurance that our efforts will result in commercially successful products, and it is possible that our products or indications will be, or will become, uncompetitive from time to time. See also "—Competition—U.S. Private Sector Dynamics."

Generic Pharmaceuticals and Biosimilars
Generic pharmaceuticals and biosimilars can pose major competitive challenges to our business. In most major jurisdictions, the regulatory approval process for pharmaceuticals (other than biological products (biologics)) exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy of the innovator product. As a result, generic manufacturers generally invest far fewer resources in research and development than we do for our branded products and can price their products significantly lower than branded products. Accordingly, when a branded non-biologic pharmaceutical loses its market exclusivity, it normally faces intense price competition from generic forms of the product, which can result in the loss of a significant portion of the branded product's revenue in a very short period of time. Loss of market exclusivity for competitive products may also shift market conditions for other branded products in the same therapeutic class. Moreover, governments in some countries leverage generic entrants to drive price concessions through the utilization of volume-based procurement bidding and other measures.
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
Globally, most governments have developed abbreviated regulatory pathways to approve biosimilars as follow-ons to innovator biologics, including the Biologics Price Competition and Innovation Act of 2009 (the BPCIA) in the U.S. A number of biosimilars have been licensed under the BPCIA, as well as in Europe and Japan. Regulatory interpretation of important aspects of the laws regulating biosimilars continues to evolve. In the U.S., for example, the U.S. Food and Drug Administration (FDA) has proposed changes in policy that could streamline the process of, and accelerate the timeline for, biosimilar development, including potentially minimizing the requirement for comparative clinical efficacy studies. The impact of these laws and guidance on our business remains subject to substantial uncertainty.
Compounding
We continue to see the production, marketing, and sale of counterfeit, misbranded, adulterated, and mass-compounded incretins in the U.S. and other markets. These practices may impact patient safety, undermine regulatory drug approval processes, and present market risks. If inadequately regulated, these practices could materially impact our business and reputation, including by creating consumer confusion or misperceptions about the safety and efficacy of our genuine products, diversion of potential sales, and potential net price erosion for our products. See "—Government Regulation of Our Operations and Products," for additional information on market risks related to counterfeit, misbranded, adulterated, and mass-compounded medicines.
U.S. Private Sector Dynamics
In the U.S. private sector, consolidated and integrated healthcare organizations significantly affect the competitive marketplace for pharmaceuticals. Health plans, managed care organizations, pharmacy benefit managers, wholesalers, pharmacies, and other supply chain entities have consolidated into fewer, larger entities, thus enhancing their market power and importance. Private third-party insurers, as well as governments, typically maintain formularies that specify coverage (the conditions under which drugs are included on a plan's formulary) and reimbursement (the associated out-of-pocket cost to the consumer) to control costs by negotiating discounts or rebates in exchange for formulary inclusion and placement.

Unfavorable formulary placement can lead to reduced usage of a product for the relevant patient population due to coverage restrictions, such as prior authorizations and formulary exclusions, or due to reimbursement limitations that result in higher consumer out-of-pocket cost, such as non-preferred co-pay tiers, increased co-insurance levels, and higher deductibles. Consequently, pharmaceutical companies face increased pressure in negotiations, and compete fiercely for formulary placement, not only on the basis of product attributes such as efficacy, safety profile, or patient ease of use, but also by providing rebates or other concessions. As payers and pharmaceutical companies continue to negotiate formulary placement and rebates, value-based agreements, where rebates may be based on achievement (or not) of specified outcomes, are another prevalent tool. Rebates and net cost are important factors in formulary decisions, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. These pressures have negatively affected, and could continue to negatively affect, our consolidated results of operations. In addition to formulary placement, changes in insurance designs continue to drive greater consumer cost-sharing through high deductible plans, higher co-insurance, or co-pays, including increased utilization of co-pay accumulator adjustment or maximization programs. Supply chain entities have also increasingly imposed utilization management tools to favor the use of generic products or otherwise limit access to our products. In response to these issues, we are developing and deploying alternative product access strategies, including through direct-to-patient channels (such as LillyDirect) and direct-to-employer channels. These strategies may not adequately mitigate unfavorable private sector dynamics. For additional information on pricing and reimbursement for our pharmaceutical products, see "—Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access—U.S."
Patents, Trademarks, and Other Intellectual Property Rights
Overview
Intellectual property protection is critical to our ability to successfully commercialize our life sciences innovations and invest in the search for new medicines and uses. Loss of effective patent protection for pharmaceuticals can result in the loss of effective market exclusivity for the product, often leading to a severe and rapid decline in revenues for the product. We own, have applied for, or are licensed under, a large number of patents in the U.S. and many other countries relating to products, product uses, formulations, and manufacturing processes. In addition, for some products we have effective intellectual property protection in the form of data protection under pharmaceutical regulatory laws.
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
•Patent term extension for a single patent for a pharmaceutical product is provided to U.S. patent holders to compensate for a portion of the time invested in clinical trials and the FDA review process. There is a five-year cap on any restoration, and no patent's expiration date may be extended beyond 14 years from initial FDA approval. Some countries outside the U.S. similarly offer forms of patent term restoration. For example, Supplementary Protection Certificates are available to extend the life of a European patent up to an additional five years (subject to a 15-year cap from European Medicines Agency (EMA) approval) and in Japan patent terms can be extended up to five years.

In some cases, the innovator company may retain exclusivity despite approval of the generic, biosimilar, or other follow-on versions of a new medicine beyond the expiration of the compound patent through market dynamics and challenges, later-expiring patents on, for example, manufacturing processes, methods of use or formulations, or data protection that may be available under pharmaceutical regulatory laws. The primary forms of data protection are as follows:
•Data package protection generally prohibits regulatory approval of other manufacturers' applications for marketing approval if they rely on the innovator company's regulatory submission data for the drug. The base period is generally five years in the U.S. (12 years for new biologics under the BPCIA, subject to certain conditions), effectively 10 years in Europe, and eight years in Japan, which can be extended to 10 years with qualifying pediatric studies. The period begins on the date of product approval and runs concurrently with the patent term for any relevant patents. An agreement-in-principle, announced in December 2025 between the European Commission, Council, and Parliament, would set a base level of 8 years of data protection, with additional incentives conditional on certain requirements, while overall reducing the maximum protection available by one year.
•In the U.S., the FDA has the authority to grant additional data protection for approved drugs where the sponsor conducts specified testing in pediatric populations within a specified time period. If granted, this "pediatric exclusivity" provides an additional six months of exclusivity, which is added to the end of any other unexpired exclusivity and, for products other than biologics, to the end of certain unexpired patents.
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
Outside the major markets, the adequacy and effectiveness of intellectual property protection for pharmaceuticals vary widely. International and U.S. free trade agreements like the Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs Agreement) administered by the World Trade Organization provide global protection of certain intellectual property rights. But in a number of markets we are unable to patent our products or to enforce the patents that we receive for our products. Further, many developing countries, and some developed countries, do not provide effective data package protection even though it is specified in the TRIPs Agreement. For more information on risks to the adequacy and effectiveness of our intellectual property, see Item 1A, "Risk Factors—Risks Related to Our Intellectual Property—Our long-term success depends on intellectual property protection; if our intellectual property rights are invalidated, circumvented, or weakened, our business will be adversely affected."

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
The relevant patent protection or data protection and associated expiry dates for our major or recently launched patent-protected marketed products are as follows:

Therapeutic Area	Product	Protection	Territory	Estimated Expiry Date
Cardiometabolic Health products	Jardiance*	compound patent	U.S.	2029
			major European countries	2029
			Japan	2030
	Mounjaro/Zepbound	compound patent	U.S.	2036
			major European countries	2037
			Japan	2040
		data protection	U.S.	2027
			major European countries	2033
			Japan	2030
	Trulicity	compound patent	U.S.	2027
			major European countries	2029
			Japan	2029
		biologics data protection	U.S.	2027
Oncology products	Cyramza	compound patent	U.S.	2026
			major European countries	2028
			Japan	2026
		biologics data protection	U.S.	2026
	Inluriyo	compound patent	U.S.	2039
			major European countries	2039
			Japan	2039
		data protection	U.S.	2030
			major European countries	2036
			Japan	2033
	Jaypirca	compound patent	U.S.	2037
			major European countries	2038
			Japan	2040
		data protection	U.S.	2028
			major European countries	2033
			Japan	2032

Therapeutic Area	Product	Protection	Territory	Estimated Expiry Date
Oncology products	Retevmo	compound patent	U.S.	2038
			major European countries	2037
			Japan	2038
		data protection	U.S.	2025
			major European countries	2031
			Japan	2031
	Verzenio	compound patent	U.S.	2031
			major European countries	2033
			Japan	2034
		data protection	major European countries	2028
			Japan	2026
Immunology products	Ebglyss	compound patent	U.S.	2026
			Japan	2029
		biologics data protection	U.S.	2036
		data protection	major European countries	2033
			Japan	2034
	Olumiant	compound patent	U.S.	2032
			major European countries	2032
			Japan	2033
		data protection	major European countries	2027
			Japan	2025
	Omvoh	compound patent	U.S.	2037
			major European countries	2038
			Japan	2039
		biologics data protection	U.S.	2035
		data protection	major European countries	2033
			Japan	2033
	Taltz	compound patent	U.S.	2030
			major European countries	2031
			Japan	2030
		biologics data protection	U.S.	2028
		data protection	major European countries	2027

Therapeutic Area	Product	Protection	Territory	Estimated Expiry Date
Neuroscience products	Emgality	compound patent	U.S.	2033
			major European countries	2033
			Japan	2035
		biologics data protection	U.S.	2030
		data protection	major European countries	2028
			Japan	2029
	Kisunla	compound patent	U.S.	2036
			major European countries	2036
			Japan	2036
		biologics data protection	U.S.	2036
		data protection	major European countries	2035
			Japan	2032
* Jardiance is part of our Boehringer Ingelheim collaboration. In the U.S., Jardiance includes the related combination product, Glyxambi. See Item 8, "Financial Statements and Supplementary Data—Note 3: Collaborations and Other Arrangements".
The following product candidates are the most relevant that are currently under regulatory review. Upon approval, we expect relevant compound patent and data protections to apply:
•Insulin efsitora alfa has been submitted for regulatory review in the U.S., the EU, and Japan for the treatment of type 2 diabetes.
•Orforglipron has been submitted for regulatory review in the U.S., the EU, and Japan for the treatment of obesity or overweight with at least one weight-related medical problem and in the EU for the treatment of type 2 diabetes. Orforglipron was granted a Commissioner’s National Priority Voucher from the FDA, which could accelerate potential U.S. approval timing.
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
Patent Licenses and Collaborations
Some of our products are subject to significant license and collaboration agreements. For information on our license and collaboration agreements, see Item 8, "Financial Statements and Supplementary Data—Note 3: Collaborations and Other Arrangements."
Patent Challenges
In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Act, authorizes the FDA to approve generic versions of innovative pharmaceuticals (other than biologics) when the generic manufacturer files an Abbreviated New Drug Application (ANDA).
Absent a patent challenge, the FDA cannot approve an ANDA until after certain of the innovator's patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an ANDA alleging that the patent(s) listed in the innovator's New Drug Application (NDA) are invalid, unenforceable, or not infringed.
Generic manufacturers use this process extensively to challenge patents on innovative pharmaceuticals. In addition, generic companies have shown willingness to launch "at risk" (i.e., after receiving ANDA approval) but before final resolution of their patent challenge.

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
For more information on patent challenges and litigation involving our intellectual property rights, see Item 1A, "Risk Factors—Risks Related to Our Intellectual Property—Our long-term success depends on intellectual property protection; if our intellectual property rights are invalidated, circumvented, or weakened, our business will be adversely affected" and Item 8, "Financial Statements and Supplementary Data—Note 16: Contingencies."
Government Regulation of Our Operations and Products
Our operations are regulated extensively by numerous government agencies. The lengthy process of laboratory and clinical testing, data analysis, manufacturing development, and regulatory review necessary for governmental approvals of our products is extremely costly and can significantly delay product introductions and revenue generation. In addition, our operations are subject to complex federal, state, local, and foreign laws and regulations concerning relationships with healthcare providers and suppliers, pricing and reimbursement for our products, the environment, occupational health and safety, data privacy and security, and other matters. Evolving regulatory priorities have intensified governmental scrutiny of our operations and those of other healthcare intermediaries, including with respect to current Good Manufacturing Practices (cGMP), quality assurance, marketing, and similar regulations. U.S. and other authorities are actively proposing, enacting, and pursuing numerous policy, regulatory, and enforcement changes that impact our business. These changes create additional uncertainty for our business, while in some cases presenting new opportunities for our business. Regulatory oversight of the pharmaceutical industry entails judgment and interpretation, which can result in varying interpretations of laws and regulations by health and other authorities. Compliance with the laws and regulations affecting the manufacture and sale of our current products and the discovery, development, and introduction of new products and uses has and will continue to require substantial effort, expense, and capital investment.
Of particular importance to our business is regulation by the FDA in the U.S. Pursuant to laws and regulations that include the Federal Food, Drug, and Cosmetic Act (FDCA) and the Public Health Service Act (PHSA), the FDA exercises jurisdiction over all of our products and devices in the U.S. and administers requirements covering the testing, safety, effectiveness, manufacturing, quality control, distribution, labeling, marketing, promotion, advertising, dissemination of information, and post-marketing surveillance of those products and devices. The FDA holds broad discretion under the FDCA to interpret the conditions and evidence necessary for timely approval of and ability to market our products and devices as well as those of our competitors. The centrality to our business of the FDA and corresponding international regulators exposes us to risks of oversight, administrative, and enforcement changes, delays, inconsistencies, lapses, or failures, including as may derive from inadequate agency staffing levels, expertise, or resources.

Following approval, our products must meet, and must continue to comply with, regulation by various government and regulatory agencies in connection with labeling, import, export, sale, storage, recordkeeping, advertising, promotion, and safety reporting. We conduct extensive post-marketing surveillance of the safety of the products we sell and comply with notification requirements related to safety and efficacy, product supply, and other aspects of our products and operations. The FDA may withdraw approval of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after a product reaches the market, including as may be identified through market surveillance or third-party studies involving our products. The FDA may also mandate labeling changes, post-marketing studies, or risk management programs at any point in a product's life cycle based on new safety information or as part of a labeling change to a particular class of products. In addition, the FDA strictly regulates marketing, labeling, advertising, and promotion of products to prescribers and patients. Pharmaceutical products may be promoted only for approved indications and in accordance with the provisions of the approved label. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses.
Outside the U.S., our products and operations are subject to similar regulatory requirements, notably by the EMA in the EU, the Ministry of Health, Labor and Welfare in Japan, and the National Medical Products Administration in China. Specific regulatory requirements vary from country to country. Regulatory and compliance requirements, as well as approval processes outside the U.S., differ from those in the U.S. and may involve additional costs, uncertainties, and risks.
The FDA and other regulatory agencies outside the U.S. extensively regulate all aspects of manufacturing quality for pharmaceuticals under their cGMP regulations. Regulators assess compliance with these regulations by inspecting the equipment, facilities, laboratories, and processes used in the manufacturing and testing of our products prior to marketing approval with periodic reinspection thereafter; this may include inspection of our third-party business partners. We make substantial investments of capital and operating expenses to implement comprehensive, company-wide quality systems and controls in our manufacturing, product development, and process development operations in an effort to maintain sustained compliance with cGMP and other regulations. Nonetheless, manufacturing quality and other aspects of pharmaceutical regulatory compliance are heavily scrutinized and result in government investigations, regulatory and legal actions, product recalls and seizures, fines and penalties, interruption of production leading to product shortages, import bans or denials of import certifications, delays or denials in new product approvals, line extensions or supplemental approvals of current products pending resolution of any issues, any of which have and could in the future adversely affect our business and reputation. Certain of our products, devices and components are manufactured by third parties, and their failure to comply with these regulations has affected and could in the future adversely affect us, including through failure to supply product to us or delays in approvals of new products or indications. Any determination by the FDA or other regulatory authority of manufacturing or other deficiencies could adversely affect our business and reputation. For more information on product regulation challenges, see Item 1A, "Risk Factors—Risks Related to Our Operations—Reliance on third-party relationships and outsourcing arrangements could adversely affect our business."
We rely on the FDA and other regulatory bodies for appropriate oversight, administration, and enforcement of our industry, anyone marketing or purporting to market medicines, and public health. We continue to see the production, marketing, and sale of counterfeit, misbranded, adulterated, and mass-compounded incretins in the U.S. and other markets. In the U.S., these activities include mass compounding based on asserted reliance on regulatory exceptions that permit limited compounding in certain circumstances by certain entities. In contrast to the strict regulation of our facilities and manufacturing practices, these actors have experienced low barriers to entry and a relative lack of regulatory oversight and enforcement. These practices may impact patient safety and undermine regulatory drug approval processes. If inadequately regulated, these practices could materially impact our business and reputation, including by creating consumer confusion or misperceptions about the safety and efficacy of our genuine products, diversion of potential sales and potential net price erosion for our products.

Other Laws and Regulations
The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers, prescribers, and patients, are subject to various other U.S. federal and state laws, as well as analogous foreign laws and regulations, including the federal anti-kickback statute, the False Claims Act, antitrust laws, and state laws governing kickbacks, false claims, unfair trade practices, and consumer protection. These laws are administered by, among others, the Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services (HHS), the Federal Trade Commission, the Office of Personnel Management, and state attorneys general. State, federal, and foreign governments, agencies, and other regulatory bodies are active in their oversight, enforcement activities, and coordination with respect to pharmaceutical companies, which has resulted in scrutiny, litigation costs, corporate criminal sanctions, and substantial civil settlements in the pharmaceutical industry.
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
Various other jurisdictions in which we operate and supply our products have laws and regulations aimed at preventing and penalizing corrupt and anticompetitive behavior, including the proposed EU Anti-Corruption Directive, which is expected to be adopted in 2026.
We are, and could in the future become, subject to administrative and legal proceedings and actions, which could include claims for civil damages and penalties (including treble damages), criminal sanctions, and administrative remedies, including exclusion from participation in government healthcare programs. It is possible that an adverse outcome in future actions could have a material adverse impact on our consolidated results of operations, liquidity, and financial position in any given period.
We are also subject to a variety of federal, state, local, and foreign environmental, health and safety, and other laws and regulations that may affect our research, development, or production efforts.
Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access
U.S.
There continues to be considerable public and government scrutiny of pharmaceutical pricing, reimbursement, and access. In addition, U.S. government actions to reduce federal spending on entitlement programs, including Medicare and Medicaid, affects reimbursement for our products or services associated with the provision of our products.
In November 2025, we announced preliminary voluntary agreements with the U.S. government in which, among other arrangements, we agreed to implement measures to lower Medicaid and certain other drug prices for U.S. patients and to launch new medicines with a more balanced pricing approach across developed nations. As part of these agreements, we expect Medicare beneficiaries will have access to discounted Lilly obesity medicines by July 1, 2026, and States will have the option to expand access to these discounted medicines through Medicaid. We will also participate in a government direct-to-patient purchasing platform that will direct people in the U.S. to offerings to purchase certain medicines from us at significant discounts to current list prices. The preliminary agreements also provide a three-year grace period during which time our products under a Section 232 investigation will not face tariffs, provided that we meet U.S. manufacturing investment commitments. We are currently in the process of negotiating definitive agreements to implement these arrangements.
In 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA). Among other measures, the IRA requires HHS to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Currently, these government prices generally apply beginning at nine years (for medicines approved under a New Drug Application) or thirteen years (for medicines approved under a Biologics License Application) following FDA approval or licensure for the molecule and are set at a price that generally represents a significant discount from existing list prices to wholesalers and direct purchasers. While the law specifies a maximum price that HHS can set, it does not set a minimum price. The Medicare price HHS determines may impact the product’s best price determination under the Medicaid Drug Rebate Program and the ceiling price under the 340B Drug Pricing Program, potentially leading to a negative impact on both Medicaid and 340B prices. In August 2023, HHS selected Jardiance, which is part of our collaboration with Boehringer Ingelheim, as one of the first ten medicines subject to government-set prices effective in 2026. In August 2024, HHS announced the government-set prices for these medicines with Jardiance subject to a 66 percent discount compared to the 2023 U.S. calendar year list price for a 30-day supply. In January 2026, HHS selected Trulicity and Verzenio as additional medicines subject to government-set prices to be effective in 2028. Given our product portfolio, we expect additional of our significant products will be selected in future years, which would have the effect of accelerating revenue erosion prior to expiry of exclusivities. The effect of reducing prices and reimbursement for certain of our products impacts our business and consolidated results of operations.
Other IRA provisions require drug manufacturers to provide rebates for Medicare Part B and Part D medicines under certain circumstances and implemented Part D benefit redesign.
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
Heightened governmental scrutiny over the manner in which drug manufacturers price their marketed products and the practices of pharmacy benefit managers and other supply chain entities has also resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, require advance notice of list price increases, establish upper payment limits or other restrictions by drug affordability review boards, allow the importation of drugs from other countries, implement reference pricing, address pharmacy benefit manager practices, and reform government program reimbursement methodologies for drug products. Restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private actors have and may continue to adversely impact our business and financial results. Additional policies, regulations, legislation, determinations, or enforcement, including those proposed or pursued by the U.S. Congress, the U.S. executive branch, state attorneys general, and regulatory authorities worldwide, could adversely impact our business and consolidated results of operations.
In the U.S., we are required to provide rebates to the federal government and state governments on their purchases of our pharmaceuticals under various federal and state healthcare programs, including the Medicaid and Medicaid Managed Care programs (a minimum of 23.1 percent plus adjustments for price increases above the consumer price index over time) and reduced prices to private entities who treat patients in certain types of healthcare facilities intended to serve low-income and uninsured patients (known as 340B covered entities). Additionally, an annual fee is imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs, such as Medicare Part B and Part D, and Medicaid.
Changes to the 340B program or the Medicaid programs could have a material adverse impact on our business. For example, continued expansion of the 340B program and growth of entities claiming entitlement to 340B pricing, including in ways that may be inconsistent with the statutory scheme and through state laws that purport to mandate 340B sales to contract pharmacies, impacts our revenue on an increasing percentage of sales. Changes to the calculation of rebates under the Medicaid program could also increase our Medicaid rebate obligations and decrease the prices charged to 340B covered entities.
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

Other aspects of the 340B program, including the manner in which manufacturers can offer 340B pricing, and proper definitions of "patient" and "child site" under the 340B statute, are subject to inquiries and ongoing litigation by Lilly and/or other parties, the resolution of which could impact the growth and scope of the 340B program. For example, in November 2024, Lilly sued the Health Resources and Services Administration (HRSA) over its purported rejection of Lilly’s plan to implement a cash replenishment model to make 340B pricing available to 340B covered entities, in place of the current product replenishment model. The U.S. District Court for the District of Columbia agreed with HRSA in May 2025 that the government must preapprove Lilly’s cash replenishment model, which HRSA has not done. Lilly appealed that decision to the U.S. Court of Appeals for the District of Columbia.
Furthermore, states continue to adopt laws that, among other things, expand the 340B program by purporting to compel manufacturers to sell their medicines at 340B prices to an unlimited number of contract pharmacies. Other manufacturers and trade associations continue to litigate the constitutionality of these laws in various federal courts. Some courts have concluded that such laws are unconstitutional and have preliminarily enjoined them while others have rejected those challenges.
Rebates are also negotiated in the private sector. We pay rebates to private payers that provide prescription drug benefits to seniors covered by Medicare and to private payers that provide prescription drug benefits to their customers. These rebates are affected by the introduction of competitive products and generics in the same class and ongoing competitive dynamics.
For a discussion of risks related to how we price our products, see Item 1A, "Risk Factors—Risks Related to Litigation and Government Regulation—We are party to litigation and investigations, which could adversely affect our business."
Outside the U.S.
Globally, public and private payers restrict access to pharmaceuticals based on assessments of comparative effectiveness and value, including through the establishment of formal health technology assessment processes. In addition, third-party organizations, including professional associations, academic institutions, and non-profit entities associated with payers, conduct and publish comparative effectiveness and cost/benefit analyses on medicines, the impact of which can influence pharmaceutical access and pricing.
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
In December 2025 the European Commission, Council, and Parliament reached an agreement-in-principle on EU Pharmaceutical Legislation. The implementation timeline and eventual impact on patients and the overall market is currently uncertain. Budget pressures and associated cost containment measures remain a focus in the EU, among other jurisdictions. The impact of the U.S. government’s efforts to use trade or other measures to increase spending by developed countries on innovative medicines to reduce U.S. prices remains unclear. Most countries in the EU attempt to contain drug costs by engaging in some form of reference pricing in which authorities examine pre-determined internal or external markets for published prices of a product or national class of drugs. Member states also employ mandatory rebates, clawbacks, market caps, and other mechanisms to limit spending. Other measures include restricting or delaying access to pharmaceutical product reimbursement under national health insurance, and member states may condition access on the basis of a reimbursement price or completion of cost-effectiveness or other gating studies.
In Japan, our products can be subject to government-mandated annual price reductions. The government may also apply re-pricings for specific products or classes of products if certain criteria are met, including exceeding product use thresholds.
State-owned hospitals and the state insurance program account for the vast majority of drug purchases in China, impacting access-price negotiations that have intensified in recent years. China's healthcare policies aim to balance accelerating patient access to innovative medicines with cost containment objectives. To facilitate patient access in China, we seek and have secured inclusion of Mounjaro and other of our branded products on China's National Reimbursement Drug List, a list of drugs fully or partially reimbursed by China’s national basic health insurance. In exchange for broad access, these products are generally subject to negotiation of significant price concessions. China is also working to broaden its commercial health insurance offerings which have the potential to increase patient access. China utilizes a value-based procurement program process for products that have generic substitutes. As a general matter, products that we choose to tender through this process are similarly subject to price reductions. Our business in China may be significantly impacted by the country's evolving pharmaceutical regulatory environment, including access, intellectual property protection, regulatory enforcement and compliance, and trade policies.
Governments in many emerging markets are also focused on limiting health care costs and have enacted price controls and measures impacting intellectual property. Reforms, initiatives, and other actions in our product markets, including those that may stem from political initiatives, periods of uneven economic growth or downturns or uncertainty, or as a result of inflation or deflation, trade and other global disputes and interruptions including related to tariffs, trade protection measures, and similar restrictions, the emergence, or escalation of, and responses to, international tension and conflicts, or government budgeting priorities, are expected to continue to result in added pressure on pricing, access, and reimbursement for our products.
The outcome of our preliminary agreements with the U.S. government and broader U.S. policy efforts to align domestic pharmaceutical pricing with international benchmarks from countries with competing healthcare cost containment priorities is uncertain and could impact our pricing strategies, product demand or access, or competitive positioning across global markets, and may result in reduced revenue in certain markets.
Moreover, we cannot predict the extent to which our business may be affected by current or potential future legislative, regulatory, or private actor developments. However, in general we expect to see continued focus on regulating pricing, resulting in additional state, federal, and international legislative and regulatory developments that could have negative effects on pricing, access, and reimbursement for our products as well as overall operations.
See Item 7, "Management's Discussion and Analysis—Executive Overview—Other Matters—Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access and Certain Other Regulatory Developments," for additional information regarding recent legislative, administrative, and other pricing initiatives and their impact on our results.
Research and Development
Our commitment to research and development dates back nearly 150 years. We invest heavily in research and development because we believe it is critical to our long-term competitiveness. At the end of 2025, we employed approximately 12,000 people in pharmaceutical research and development activities, including a substantial number of physicians, scientists holding graduate or postgraduate degrees, and highly skilled technical personnel.
Our internal pharmaceutical research focuses primarily on the areas of cardiometabolic health, immunology, neuroscience, and oncology. In addition to discovering and developing new medicines, we seek to expand the value of existing products through new uses, formulations, and therapeutic approaches, including complementary delivery devices or diagnostic tools, that can provide additional value to patients.
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
•Early Development Phase
Early development includes initial testing for safety and efficacy and early analyses of manufacturing requirements. Safety testing is initially performed in laboratory tests and animals, as necessary. In general, the first human tests (often referred to as Phase 1) are conducted in small groups of participants to assess safety and evaluate the potential dosing range. Subsequently, larger populations of patients are studied (Phase 2) to identify signs of efficacy while continuing to assess safety. In parallel, scientists work to identify safe, effective, and economical manufacturing processes. Long-term animal studies may continue to test for potential safety issues. Of the candidates that enter the early development phase, only a fraction move to the late development phase. The early development phase varies but can take several years to complete.
•Late Development Phase
Late phase development projects (typically Phase 3) have met initial safety requirements and shown initial evidence of efficacy in earlier studies. As a result, these candidates generally have a higher likelihood of success as compared to earlier stage candidates, and trials include larger patient populations to demonstrate safety and efficacy of the candidate in treating the disease. These studies are designed to demonstrate the benefit and risk of the potential new medicine and may be compared to competitive therapies, placebo, or both. Phase 3 studies are generally conducted globally, are costly, and are designed to support regulatory filings for marketing approval. The duration of Phase 3 testing varies by disease and may take years.
•Submission Phase
Once a potential new medicine is submitted to regulatory agencies, the time to final marketing approval can vary from months to several years, depending on the disease state, the strength and complexity of available data, the degree of unmet need, and the time required for the regulatory agency(ies) to evaluate the submission, which can depend on prioritization by regulators and other factors. There is no guarantee that a potential medicine will receive marketing approval, or that decisions on marketing approvals or indications will be consistent across geographic areas.
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
Our active ingredient manufacturing and finishing operations, including formulation, filling, assembling, delivery device manufacturing, and packaging, take place at sites in the U.S., including Puerto Rico, Ireland and a number of other sites throughout the world. To support anticipated demand for our current and prospective products, we have undertaken significant manufacturing expansion initiatives. Investments to increase our manufacturing capacity include new sites in North Carolina, Wisconsin, Indiana, Virginia, Texas, Alabama, Pennsylvania, Ireland, Germany, and the Netherlands. We also utilize third parties for certain active ingredient manufacturing, filling, finishing operations, and for device or component production and assembly. Among other third-party providers, we, and the pharmaceutical industry generally, depend on China-based suppliers for portions of our supply chain. U.S. officials have enacted and continue to consider legislation or other actions that are intended to limit supply chain reliance on China, including the BIOSECURE Act. In addition, historically, geopolitical tensions between the U.S. and China have led to the imposition of tariffs, sanctions, and certain other business restrictions between the U.S. and China. In 2025, the U.S. government imposed new tariffs on Chinese goods, and China responded with tariffs on select U.S. goods. If new legislation or additional trade restrictions are adopted or geopolitical tensions were to increase and disrupt our operations in or related to China, such disruption could significantly impact our business and results of operations. See Item 1A, "Risk Factors—Risks Related to Our Operations—Reliance on third-party relationships and outsourcing arrangements could adversely affect our business" and "Risk Factors—Risks Related to Doing Business Internationally—Our global operations subject us to risks, including as related to uneven economic growth or downturns, international trade, and other global disruptions, geopolitical tensions, or disputes" for additional information.
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
However, pharmaceutical production processes are complex, highly regulated, and vary widely from product to product. Shifting or adding manufacturing capacity is a very lengthy process requiring significant capital expenditures, process modifications, and regulatory approvals. Accordingly, developments such as unanticipated demand, unplanned plant shutdowns, manufacturing or quality assurance difficulties at one of our facilities or contracted facilities, failure or refusal of a supplier or contract manufacturer to supply contracted quantities in a timely manner or at all, increases in demand on a supplier, or difficulties in predicting or variability in demand for or supply of our products or those of our competitors have led, and may in the future lead, to interruption or higher costs in the supply of certain products, product shortages, or pauses or discontinuations of product sales in one or more markets. Supply and channel dynamics in some cases also contribute to variability in financial results for our products from period to period. Further, cost and wage inflation, availability of adequate capacity in global transportation, supply chain complexities, including consolidation therein, labor market issues, international tension and conflicts, uneven economic growth or downturns, an increase in overall demand in our industry for certain products and materials, and public health outbreaks, epidemics, or pandemics, have caused, and in the future may cause, delays or disruptions in and/or increased costs related to distribution of our medicines, the construction or acquisition of manufacturing capacity, procurement activity, and supplier or contract manufacturer arrangements, as well as other general business impacts. For more information on the additional risks we face in connection with any difficulties, disruptions, and shortages in the manufacturing, distribution, and sale of our products, see Item 1A, "Risk Factors—Risks Related to Our Operations—Manufacturing, quality, or supply chain difficulties, disruptions, or shortages could lead to product supply problems or other negative outcomes."
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
Quality of production processes involves strict control of ingredients, equipment, facilities, manufacturing methods, packaging materials, and labeling. We perform tests at various stages of production processes and on the final product in an effort to ensure that the product meets all applicable regulatory requirements and our internal standards. Additional testing for stability over the life of the product is also performed. These tests may involve chemical and physical chemical analyses, microbiological testing, testing in animals, or a combination thereof. Additional assurance of quality is provided by quality assurance groups that audit and monitor all aspects of quality related to pharmaceutical manufacturing procedures and systems in company and third-party operations.
Executive Officers of the Company
The following table sets forth certain information regarding our current executive officers.
The term of office for each executive officer expires on the date of the annual meeting of the board of directors, to be held on May 4, 2026 in connection with the company's annual meeting of shareholders, or on the date his or her successor is chosen and qualified. No director or executive officer has a "family relationship" with any other director or executive officer of the company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer or director and any other person pursuant to which the executive officer was selected.

Name	Age	Titles and Business Experience
David Ricks	58	Chair, President, and Chief Executive Officer (CEO) (since 2017). Previously, Mr. Ricks held various leadership roles with Lilly, including senior vice president and president, Lilly Bio-Medicines. Mr. Ricks has 29 years of service with Lilly.
Adrienne Brown	46	Executive Vice President and President, Lilly Immunology (since 2025). Previously, Ms. Brown held various leadership roles at Lilly, including group vice president of corporate business development from 2023 to 2025, group vice president, U.S. Diabetes and Obesity from 2020 to 2023, and senior director Diabetes/GHD Business Unit from 2018 to 2020. Ms. Brown has 22 years of service with Lilly.
Kenneth Custer, Ph.D.	47	Executive Vice President and President, Lilly Cardiometabolic Health (since 2025). Dr. Custer has held various leadership roles with Lilly, including most recently, as president and general manager of Lilly Canada. Previously, he served as senior vice president and head of corporate business development. Dr. Custer has 17 years of service with Lilly.
Eric Dozier	59	Executive Vice President, Chief People Officer (since 2022). Previously, Mr. Dozier held various leadership roles with Lilly, including senior vice president, chief commercial officer for Loxo@Lilly, and vice president, global ethics and compliance officer. Mr. Dozier has 28 years of service with Lilly.
Anat Hakim	56	Executive Vice President, General Counsel and Secretary (since 2020). Prior to joining Lilly, Ms. Hakim was senior vice president, general counsel and secretary of WellCare Health Plans, Inc. (WellCare) from 2016 to 2018, and executive vice president, general counsel and secretary of WellCare from 2018 to 2020. Prior to joining WellCare, she served as divisional vice president and associate general counsel of intellectual property litigation at Abbott Laboratories from 2010 to 2013 and divisional vice president and associate general counsel of litigation from 2013 to 2016. Ms. Hakim has six years of service with Lilly.
Edgardo Hernandez	51	Executive Vice President and President, Manufacturing Operations (since 2021). Previously, Mr. Hernandez held various leadership roles with Lilly, including senior vice president, global parenteral drug product, delivery devices and regional manufacturing, and vice president, Fegersheim operations. Mr. Hernandez has 21 years of service with Lilly.
Carole Ho	53	Executive Vice President and President, Lilly Neuroscience (since 2025). Prior to joining Lilly, Ms. Ho served as chief medical officer and head of development at Denali Therapeutics Inc. from 2015 to 2025. Her biopharmaceutical experience includes leadership roles at Genentech, Inc.
Patrik Jonsson	59	Executive Vice President and President, Lilly International (since 2025). Mr. Jonsson has held various leadership roles with Lilly, including, most recently, as Executive Vice President and President, Lilly Cardiometabolic Health and Lilly USA. Previously, he served as Executive Vice President and President, Lilly Immunology and Lilly USA, and Chief Customer Officer, senior vice president and president, Lilly Bio-Medicines and president and general manager, Lilly Japan. Mr. Jonsson has 35 years of service with Lilly.
Lucas Montarce	48	Executive Vice President and Chief Financial Officer (since 2024). Most recently, Mr. Montarce served as the president and general manager of Lilly’s Spain, Portugal, and Greece hub, a position he assumed in 2024. Previously Mr. Montarce was group vice president, controller and chief financial officer of Lilly Research Laboratories, vice president, finance and chief financial officer, Lilly International, and vice president, finance and global chief financial officer, Elanco Health. Mr. Montarce has 24 years of service with Lilly.
Diogo Rau	51	Executive Vice President and Chief Information and Digital Officer (since 2021). Prior to joining Lilly, Mr. Rau was senior director of information systems and technology for retail and online stores of Apple Inc. from 2011 to 2021. Prior to his tenure at Apple, he served as a partner at McKinsey & Company. Mr. Rau has five years of service with Lilly.
Melissa Seymour	56	Executive Vice President, Global Quality (since 2024). Prior to joining Lilly, Ms. Seymour was the chief quality officer for Bristol Myers Squibb from 2022 to 2024. Before joining Bristol Myers Squibb, Ms. Seymour was also the chief quality officer at Biogen. Ms. Seymour has two years of service with Lilly.
Daniel Skovronsky, M.D., Ph.D.	52	Executive Vice President, Chief Scientific and Product Officer and President, Lilly Research Laboratories (since 2025). Prior to assuming his current role, Dr. Skovronsky served as Executive Vice President, Chief Scientific Officer, and President, Lilly Research Laboratories and Lilly Immunology since 2024. Dr. Skovronsky has held other leadership roles with Lilly, including as chief medical officer, senior vice president, clinical and product development and vice president, diabetes research. Dr. Skovronsky has 15 years of service with Lilly.
Jacob Van Naarden	41	Executive Vice President, President, Lilly Oncology and Head of Corporate Business Development (since 2025). Prior to assuming his expanded role, Mr. Van Naarden served as Executive Vice President and President, Lilly Oncology since 2021. Previously, he served as chief executive officer-Loxo Oncology at Lilly, and chief operating officer-Loxo Oncology at Lilly. Mr. Van Naarden joined Lilly in 2019 when the company acquired Loxo Oncology, Inc., where he was the chief operating officer. In previous roles, Mr. Van Naarden worked in various biotechnology investing, operating, and advisory capacities, including positions with HealthCor Management, Aisling Capital, and Goldman Sachs. Mr. Van Naarden has seven years of service with Lilly.
Ilya Yuffa	51	Executive Vice President and President, Lilly USA and Global Customer Capabilities (since 2025). Mr. Yuffa has held various leadership roles with Lilly, including, most recently, as Executive Vice President and President, Lilly International. Previously, he served as senior vice president and president, Lilly Bio-Medicines, vice president of U.S. Diabetes, general manager of Italy Hub, and vice president, global ethics and compliance officer. Mr. Yuffa has 29 years of service with Lilly.

Human Capital Management
Our core values—integrity, excellence, and respect for people—shape our approach to attracting, retaining, engaging, and developing a highly skilled workforce. Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative medicines. We believe fostering a positive, inclusive culture that values the contributions of our talented colleagues helps drive our success.
We are committed to creating a safe, supportive, ethical, and rewarding work environment through intentional focus on our human capital management process, fairness and nondiscrimination in our employment practices, robust training and development opportunities, and competitive pay and benefits. Our focus on inclusion strengthens innovation at Lilly, and we always aim to hire the most qualified candidates.
We regularly conduct confidential employee surveys to seek feedback from our workforce on a variety of topics. These results are analyzed by our leaders to identify opportunities to adjust our practices and benefits to improve our employees' experience. As a result of our efforts, we believe that we have a highly performing and cohesive workforce.
At the end of 2025, we employed approximately 50,000 people, including approximately 27,000 employees outside the U.S. Our employees include approximately 12,000 people engaged in research and development activities.
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
There is a high rate of failure inherent in drug discovery and development. To bring a product from the discovery phase to market takes considerable time and entails significant cost. Failure or results that misalign with expectations can occur at any point in the process, including in later stages after substantial investment, following meaningful cost for manufacturing capabilities and inventory to prepare for launch, and after we and others may have attributed significant value for these potential products. As a result, a significant portion of funds invested in research and development programs will not generate direct financial returns. New product candidates that appear promising in development or prior to being acquired may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain or maintain necessary regulatory approvals or payer reimbursement or coverage, failure to obtain placement on guidelines or recommendations published by third-party organizations, the application of pricing controls, limited scope of approved uses, label changes, changes in the relevant treatment standards or the availability of newer, better, or more cost-effective competitive products, difficulty or excessive costs to manufacture, insufficient infrastructure to support detection, diagnostic or other requisites for treatment, ineffectiveness in connecting with healthcare professionals, including digitally through virtual engagements, or infringement of the patents or intellectual property rights of others. We may also fail to allocate research and development resources efficiently, fail to pursue or invest sufficiently in product candidates or indications that may have been successful, or fail to optimally balance trial design, conduct, and speed to accomplish desired outcomes.
We regularly submit new product candidates and indications to regulatory agencies for approval, including highly anticipated candidates such as orforglipron. Regulatory agencies establish high hurdles for the efficacy and safety of new products and indications. Delay, uncertainty, unpredictability, and inconsistency in drug approval processes across markets and agencies can result in delays in product launches, lost market opportunities, impairment of inventories, and other negative impacts. In addition, it can be very difficult to predict revenue growth rates of, or variability in demand for, new or future products and indications, which in some cases leads to difficulty meeting product demand or, on the other hand, lower volume growth, excess inventory, and related financial charges.
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
Through internal innovation and business development we must maintain a flow of successful products and indications or line extensions sufficient both to cover our substantial research and development costs and investments and to replace revenues that are lost as profitable products become subject to pricing controls, lose intellectual property exclusivity, are displaced by competing products, or therapies, or experience a reduction in patient access. Failure to replenish our product portfolio and pipeline in a timely manner would have a material adverse effect on our business, results of operations, cash flows, and financial position. Our dependence on, or focus in, one or more key products or product classes exacerbates this risk. In addition, the growth of our business and revenue base increases the risk that products developed or acquired by us may not provide adequate value to sustain further long-term growth.

We engage in various forms of business development activities to enhance or refine our product pipeline and development capabilities, including licensing arrangements, co-development agreements, co-promotion arrangements, distribution and promotion agreements, joint ventures, acquisitions, equity investments, and divestitures. There are substantial risks associated with identifying and competing for successful business development targets and consummating related transactions. Continued regulatory focus on business combinations in our industry, including by the Federal Trade Commission and competition authorities in Europe and other jurisdictions, and heightened competition for attractive targets has and could continue to delay, jeopardize, or increase the costs or risks of our business development activities. In addition, failures or difficulties in integrating or retaining new personnel or the operations of the businesses, products, or assets we acquire (including related technology, commercial operations, compliance programs, information security, manufacturing, distribution, and general business operations and procedures) may affect our ability to realize the potential benefits of business development transactions and may result in our incurrence of substantial asset impairment or restructuring charges. We also may fail to generate the expected revenue and pipeline enhancement from business development activities due to diligence that fails to identify risks or adequately anticipate their magnitude, unsuccessful clinical trials, issues related to the quality, integrity, or broad applicability of data, regulatory impediments, and manufacturing or commercialization challenges. Additionally, business development activity focused on new modalities may entail additional risks and costs given the high levels of scientific uncertainty inherent in novel technologies. Business development transactions may not be completed in a timely manner (if at all), may not result in successful development outcomes or successful commercialization of any product, may require additional unanticipated investments to achieve potential benefits, may give rise to legal proceedings or regulatory scrutiny, and may result in charges that negatively impact our financial position or results of operations in any given period.
See Item 1, "Business—Research and Development—Phases of New Drug Development," Item 7, "Management's Discussion and Analysis—Executive Overview—Clinical Development Pipeline" and Item 8, "Financial Statements and Supplementary Data—Note 6: Inventories," for more details about our current product pipeline.
We and our products face intense competition, and such competition could have a material adverse effect on our business.
We compete with a large number of multinational pharmaceutical companies, biotechnology companies, and generic pharmaceutical companies and face intensifying competition worldwide, including from China and other markets where research and development capabilities have expanded and accelerated significantly. In many cases, our products compete against the leading products of one or more of our competitors. To compete successfully in a highly competitive and increasingly fast-paced global environment, we must deliver innovative, cost-effective products through internal innovation or business development that meet important medical needs, provide improved outcomes and a positive consumer experience for patients, and deliver value to payers. Our product revenues and prospects are adversely affected by patient access issues, the introduction by competitors of branded products that are first to market, have better marketplace access, have greater brand recognition, or are perceived as superior by the marketplace, by price competition, by generic or biosimilar versions of our branded products, and by generic or biosimilar versions of other products in the same therapeutic class as our branded products. Our revenues are also adversely affected by treatment innovations, including new or superior modalities, that eliminate or minimize the need for treatment with our existing products, and our existing products could be subject to decreased sales volumes, realized price reductions, or both. In some cases, the introduction of our own innovative products results in these adverse impacts for our preexisting products. Technological innovation has amplified and we expect will continue to amplify competitive aspects of our business, including by enabling additional participation in and breadth of drug discovery and new healthcare delivery models. Business practices or commercial capabilities that we deploy in light of these or other market dynamics may not prove sufficient.
Regulation of generic and biosimilar products varies around the world and such regulation is complex and subject to ongoing interpretation and implementation by regulatory agencies and courts. Particularly for biosimilars, health authority guidelines and legislative actions could continue to make it less burdensome for competitor products to enter the market and further incentivize uptake of biosimilars. Given the importance to us of marketed biologic products and those in our clinical-stage pipeline, such regulation could have a material adverse effect on our business. See Item 1, "Business—Competition" and "Business—Research and Development," for more details. Alternatively, actual or perceived failure of robust generic and biosimilar competition could propel governments to adopt additional policies and legislation that threaten our intellectual property, pricing of our products, or other aspects of our business.

Our success depends on a market that is observant of intellectual property rights and regulatory requirements. Developments that undermine that landscape can significantly impact our business and reputation. For example, we continue to see the production, marketing, and sale of counterfeit, misbranded, adulterated, and mass-compounded incretins in the U.S. and other markets that could materially impact us. In addition to patient safety concerns, improper commercialization and dispensation practices by these actors may inappropriately condition consumer expectations or otherwise disadvantage compliant market participants. Our actions intended to stop or prevent illegal sales of such medicines are costly and may be ineffective. See Item 1, "Business—Government Regulation of Our Operations and Products," for additional information on market risks related to counterfeit, misbranded, adulterated, and mass-compounded medicines. If inadequately regulated, e-commerce may increase the prevalence of dangerous counterfeit or mass-compounded products and scams, potentially exposing patients to significant risks. Our reputation and business could suffer harm as a result of counterfeit or mass-compounded drugs sold under our brand name, which may also impact our business and financial results.
In addition, we rely on our ability to attract and retain highly qualified and skilled scientific, technical, management, and other personnel in order to compete effectively. To capitalize on the rapid development of next-generation technologies and otherwise effectively compete, we must continue to enhance skill sets and develop our workforce, both in and outside the U.S. We face intense competition for qualified individuals from numerous multinational companies, academic and other research institutions, as well as employers near our manufacturing and other facilities, which has increased and may continue to increase our labor costs. Our failure to compete effectively for talent could negatively affect our ability to discover, develop, manufacture, and sell our medicines, resulting in material financial, legal, commercial, or reputational harm to our business.
Our business is subject to government price controls and other public and private restrictions on pricing, reimbursement, and access for our drugs, which could have a material adverse effect on our results of operations, reputation, or business.
Public and private actors continue to take aggressive steps to control expenditures for pharmaceuticals by placing restrictions on pricing and reimbursement for, and patient access to, our medicines. These pressures have negatively affected and we expect will continue to negatively affect our consolidated results of operations. Governments and private actors worldwide are demanding greater commercial and clinical value from pharmaceutical companies in the form of strong product differentiation and demonstrated value. We continue to experience scrutiny on the pricing of current and potential products due to, among other factors, payer concern over projected growth in demand and, for certain of these drugs, the anticipated duration of treatment. We have also observed scrutiny of pricing and access disparities across jurisdictions.
In November 2025, we announced preliminary voluntary agreements with the U.S. government in which, among other arrangements, we agreed to implement measures to lower Medicaid and certain other drug prices for U.S. patients and to launch new medicines with a more balanced pricing approach across developed nations. We face risks and uncertainty associated with these arrangements and negotiating the definitive agreements, including potential delays and the possibility of unfavorable terms related to pricing, access, and other key objectives. Among other risks, we may fail to adequately capitalize on the additional U.S. access to our obesity medicines resulting from these agreements, particularly if the revenues generated from such expanded access are insufficient to offset pricing concessions. Moreover, the outcome of these arrangements and broader U.S. policy efforts to align domestic pharmaceutical pricing with international benchmarks from countries with competing healthcare cost containment priorities is uncertain and could negatively impact our pricing strategies, product demand or access, or competitive positioning across global markets, and may result in reduced revenue in certain markets.
In general, securing and growing access for our obesity medicines is an important factor in the success of our business. Among other considerations, payers in various international markets do not currently provide coverage for obesity medicines for weight loss indications, requiring patient self-pay. In addition, patient self-pay sales through LillyDirect represented a growing portion of our business in 2025, and we have launched, and continue to explore, new partnerships and tools, including through LillyDirect, to further expand access to our medicines. Our financial results and prospects are subject to risks related to the level and pace of patient participation in cash-pay markets, which may be influenced by pricing, economic conditions, and competitive offerings, as well as regulatory or other actions that could restrict our ability to benefit from such markets, and uncertainty regarding our ability to secure reimbursement coverage in such markets over time.

Additional policies, regulations, legislation, or enforcement, including because of the regulatory priorities of the U.S. executive branch, state attorneys general, and regulatory authorities worldwide, could adversely impact our business and consolidated results of operations. For example, in August 2023, HHS selected Jardiance, which is part of our collaboration with Boehringer Ingelheim, as one of the first ten medicines subject to government-set prices in Medicare (effective beginning in 2026) at a significant discount compared to the list price. In January 2026, HHS selected Trulicity and Verzenio as additional medicines subject to government-set prices to be effective in 2028. Given our product portfolio, we expect additional products will be selected in future years, which would have the effect of accelerating revenue erosion. The effect of reducing prices and reimbursement for certain of our products impacts our business and consolidated results of operations. Within the U.S., state level transparency initiatives, importation rules, reporting requirements, and mandated programs, including the establishment of drug affordability boards with the power to set upper payment limits on certain drugs, have also increased administrative costs, in some cases, compromised confidential business practices and otherwise detrimentally impacted our business. Continued expansion of the 340B program and growth of entities claiming entitlement to 340B pricing, including in ways that may be inconsistent with the statutory scheme and through state laws that purport to mandate 340B sales to contract pharmacies, impact our revenue on an increasing percentage of sales. Changes to the calculation of rebates under the Medicaid program could also increase our Medicaid rebate obligations and decrease the prices charged to 340B covered entities, which could have a significant impact on our business. For more details, see Item 1, "Business—Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access."
Further, restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private actors, including in relation to the IRA, reference pricing, or compulsory licensing, may adversely impact our business and financial results. We continue to experience additional pricing pressures, rebates, clawbacks, and other changes in reimbursement policies and programs resulting from periods of uneven economic growth or downturns or uncertainty, and the emergence or escalation of, and responses to, international tension and conflicts.
In addition, government price reporting and payment regulations are complex, and require ongoing assessment of the methods by which we calculate and report pricing. Calculation methodologies are inherently subjective and subject to review and challenge by government agencies and, in some cases, by private actors. If there is disagreement with our calculations, or the methodologies and assumptions underlying them, we may need to restate previously reported data and could be subject to financial and legal liability, which may be significant. In addition, changes to calculation methodologies could adversely affect our financial position or consolidated results of operations in any given period.
For more details, see Item 1, "Business—Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access," Item 7, "Management's Discussion and Analysis—Executive Overview—Other Matters—Trends Affecting Pharmaceutical Pricing, Reimbursement, and Access and Certain Other Regulatory Developments," and Item 8, "Financial Statements and Supplementary Data—Note 16: Contingencies."
Pharmaceutical products can develop safety or efficacy concerns, which could have a material adverse effect on our revenues, income, and reputation.
Pharmaceutical products receive regulatory approval based on data obtained in controlled clinical trials of fixed duration and defined populations. After approval and launch, the products are used for longer periods of time by much larger numbers of patients, which may lead to identifying new or expanded safety or efficacy concerns. We and others (including regulatory agencies and private payers) collect extensive information on the efficacy and safety of our marketed products by continuously monitoring the use of our products in the marketplace. In addition, we or others (including our competitors, in some cases) may conduct post-marketing clinical studies on efficacy and safety of our marketed products. New safety or efficacy data may result in product label changes, or other measures that could reduce the product's market acceptance and result in declining sales. Relatedly, safety or efficacy concerns raised about a product in the same class, compounded or counterfeit versions of our products, or products with the same mechanism of action as one of our products or product candidates could be imputed and have an adverse impact on the availability or commercial viability of our products or approval of product candidates. Serious safety or efficacy issues that arise after product approval have resulted and could in the future result in voluntary or mandatory product recalls or withdrawals from the market. Safety issues have resulted and could in the future result in costly product liability claims. Any of these outcomes could result in material financial, legal, commercial, or reputational harm to our business.

We derive a significant percentage of our total revenue from relatively few products and sell our products through consolidated supply chain entities, which subjects us to various risks.
We derived direct product and/or collaboration and other revenues of more than $3 billion for each of Mounjaro, Zepbound, Verzenio, Trulicity, Taltz, and Jardiance (including Glyxambi, Synjardy, and Trijardy XR) that collectively accounted for 82 percent of our total revenues in 2025. In particular, Mounjaro and Zepbound accounted for 56 percent of our total revenues in 2025, and we expect cardiometabolic health products will continue to represent a significant and growing portion of our business, revenues, and prospects. Factors such as loss of patent protection, changes in prescription rates, material product liability or pricing claims or litigation, unexpected side effects or safety concerns, significant changes or fluctuations in demand, channel dynamics, regulatory proceedings and investigations, negative publicity affecting doctor or patient confidence, pressure from existing or new competitive products, pipeline developments by us or our competitors, counterfeit and illegally compounded drugs, changes in labeling, pricing, and insufficient access, or reimbursement, or actual or perceived supply shortages, imbalances, or disruptions for these products or any of our other major products could materially impact our results of operations or result in significant and sudden declines or volatility in the trading price of our common stock and market capitalization.
In addition, in the U.S., most of our products are distributed through a limited number of wholesalers. If one of these significant wholesalers encounters financial or other difficulties or otherwise is unable or unwilling to support distribution of our products, it could cause disruption to our supply chain or we might be unable to timely collect the amounts that the wholesaler owes us, which could negatively impact our results of operations. See Item 1, "Business—Marketing and Distribution," for more details. Challenges to U.S. retail pharmacies due to pharmacy benefit manager reimbursement pressures, among other things, have resulted and may result in financial difficulties for some pharmacies that impact patient experiences, lead to determinations by certain pharmacies to not carry one or more of our significant products or threaten the viability of these pharmacies, which could negatively impact our business and results of operations.
Moreover, the negotiating power of health plans, managed care organizations, pharmacy benefit managers, and other supply chain entities has increased, and they, along with governments, employ formularies and other methods to control costs and encourage utilization of certain drugs, including through the use of formulary inclusion or favorable formulary placement. Such stakeholders have also increasingly imposed utilization management and other tools to limit access to our products. These practices in some cases create difficulty in obtaining or maintaining timely or adequate pricing or formulary placement of our products. For example, in July 2025, CVS Caremark, the pharmacy benefit management division of CVS Health, stopped covering Zepbound as a preferred obesity management medicine on some insurance plans, which has negatively impacted access for patients covered under these plans. We expect supply chain entities will continue to exert competitive and pricing pressures on pharmaceutical manufacturers.
Pharmacy benefit manager practices have come under increased scrutiny from U.S. policymakers at the federal and state levels who have proposed and enacted legislation or administrative rules, or undertaken enforcement actions intended to address concerns regarding the impact these intermediaries have on drug pricing and patients’ out of pocket costs. Such legislation, rules, or enforcement could have implications, costs, or consequences for our business and how we interact with these entities. For additional information on pricing and reimbursement for our pharmaceutical products, see Item 1, "Business—U.S. Private Sector Dynamics" and "Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access—U.S."
Risks Related to Our Intellectual Property
We depend on products with intellectual property protection for most of our revenues, cash flows, and earnings; the loss of effective intellectual property protection for certain of our products has resulted, and in the future is likely to continue to result, in rapid and severe declines in revenues for those products.
In the ordinary course of their lifecycles, our products lose significant patent protection and/or data protection after a specified period of time. For example, Trulicity will lose significant patent and remaining data protections in the next few years. Some products also lose patent protection as a result of successful third-party challenges. We have faced, and remain exposed to, generic or biosimilar competition following the expiration or loss of such intellectual property protection. Patent expirations of competitive products may also shift market conditions for our products by contracting the market for branded products, impacting product access, or otherwise intensifying pricing pressures across similar treatments.

For non-biologic products, loss of exclusivity typically results in the entry of one or more generic competitors, leading to a rapid and severe decline in revenues, especially in the U.S. Generic pharmaceutical companies have in some cases introduced a generic product before resolution of any related patent litigation. For biologics, loss of exclusivity may also result in the near-term entry of competitor versions (i.e., biosimilars).
Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific, and factual questions. There is no assurance that the patents we are seeking will be granted or that the patents we hold will be found valid and enforceable if challenged. Third parties have and may challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not be deemed to infringe our patents. Moreover, patents relating to particular products, uses, formulations, or processes may not preclude other manufacturers from employing alternative processes or marketing alternative products or formulations that compete with our patented products. Patents held by third parties have also contributed, and may in the future contribute, to a decision by us to not pursue all potential indications for a product candidate. In addition, competitors or other third parties may assert claims that our activities infringe patents or other intellectual property rights held by them, or allege a third-party right of ownership in our existing intellectual property. See Item 1, "Business—Patents, Trademarks, and Other Intellectual Property Rights" and Item 8, "Financial Statements and Supplementary Data—Note 16: Contingencies," for more details.
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
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative medicines. Without strong intellectual property protection, we would be unable to generate the returns necessary to support our significant investments in research and development, as well as the other expenditures required to bring new medicines and indications to the market. Intellectual property protection varies throughout the world and is subject to change over time, depending on local laws and regulations. Changes to such laws, regulations, and enforcement practices could reduce protections for our innovative products and indications. For example, an agreement-in-principle announced in December 2025 between the European Commission, Council and Parliament to revise the EU's general pharmaceutical legislation would make conditional the length of certain pharmaceutical intellectual property incentives, including by reductions in maximum data protection periods. Changes proposed by the USPTO and by certain bills in Congress to limit the number of, and differences between, patents obtained could also affect the scope of patent protection for our products in the U.S.
In recent years, U.S. government officials have proposed the exercise of "march-in-rights" and various other measures that, if enacted, could have a negative impact on our patent rights. If any such proposals are adopted, our business and results of operations could be adversely affected.
Also in the U.S., in addition to the process for challenging patents set forth in the BPCIA, which applies to biological products, the Hatch-Waxman Act provides generic companies substantial incentives to seek to invalidate our patents covering small molecule pharmaceutical products. As a result, we expect that our U.S. patents on major pharmaceutical products, including biologics, will continue to be routinely challenged in litigation and may not be upheld. In addition, a separate IPR process currently allows competitors or others to seek invalidation of patents at the USPTO without the protections of the BPCIA or Hatch-Waxman Act. The use of IPR proceedings after the institution of litigation pursuant to the BPCIA or Hatch-Waxman Act is currently a topic of debate among legislators and the future ability of our competitors to use IPR proceedings as an alternative to Hatch-Waxman Act or BPCIA litigation procedures to challenge our patents remains uncertain. The USPTO issued procedures regarding the discretionary denial by the Director of institution of IPR proceedings based on the agency's workload and priorities. The USPTO's ability to apply these procedures is being challenged, and it is not clear how these procedures will affect the ability of our competitors to institute IPR proceedings. If our patents are challenged through this expedited review process, even if we prevail in demonstrating the validity of our patent, our win may not preclude future challenges at the Patent Trial and Appeal Board and would not be binding on federal district courts, meaning the same patent can be challenged by other competitors.
We face many generic manufacturer challenges to our patents outside the U.S. as well. The entry of generic competitors typically results in rapid and severe declines in revenues. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or require payment of significant damages for past infringement or royalties on future sales. Intellectual property threats across international markets include policies which favor domestic competitors or are otherwise disadvantageous to our products, challenges to our patents’ validity in foreign courts, and government policies that force technology transfer or undermine or nullify patent protections under the guise of health emergencies or other public interests. Furthermore, intellectual property protection in certain jurisdictions is weak and we face heightened risks to our intellectual property rights in these jurisdictions, including competition with generic or counterfeit versions of our products at or relatively shortly after launch as well as the risk of diversion of generic or counterfeit products from these jurisdictions into others. See Item 1, "Business—Patents, Trademarks, and Other Intellectual Property Rights," and Item 8, "Financial Statements and Supplementary Data—Note 16: Contingencies," for more details.
Risks Related to Our Operations
Failure, inadequacy, breach of, or unauthorized access to, our IT systems or those of our third-party service providers, unauthorized access to our confidential information, or violations of data protection laws, could result in material harm to our business and reputation.
Important confidential information owned by us, our business partners, or other third parties is stored in our information systems, networks, and facilities or those of third parties. This includes valuable trade secrets and intellectual property, clinical trial information, corporate strategic plans, marketing plans, customer information, and personal information, such as employee and patient information (collectively, confidential information). We also rely, to a large extent, on the efficient and uninterrupted operation of complex information technology systems, infrastructure, cloud technologies, and hardware (together, IT systems), some of which are within our control and some of which are within the control of third parties, to accumulate, process, store, and transmit large amounts of confidential information and other data. We are subject to a variety of evolving and developing laws and regulations around the world related to privacy, data protection, and data security. Maintaining the security, confidentiality, integrity, and availability of our IT systems and confidential information is vital to our business. A failure in the protection or maintenance of the security, confidentiality, integrity, and availability of our (or our third-party service providers') IT systems and confidential information and other data could significantly harm our reputation as well as result in significant costs, including those related to fines, penalties, litigation, and obligations to comply with applicable data breach laws. A cybersecurity incident could also impose business costs through lost productivity, disruption to manufacturing, and costs to remediate and recover from the incident.
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
Cyber-attacks are growing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect, mitigate, or prevent. Cyber-attacks come in many forms, including the deployment of harmful malware, exploitation of vulnerabilities (including those of third-party software or systems), denial-of-service attacks, the use of social engineering (including phishing), and other means to compromise the confidentiality, integrity, and availability of IT systems, confidential information, and other data. Breaches resulting in the compromise, disruption, degradation, manipulation, loss, theft, exfiltration, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, interference with, or attack of, our IT systems, products and services, can occur in a variety of ways, including negligent or wrongful conduct by employees or others with permitted access to our systems and information, or wrongful conduct by hackers, competitors, organized criminal groups, nation-states, state-sponsored or affiliated groups, current or former company personnel, and other actors. Our third-party partners, including third-party providers of data hosting or cloud services, as well as suppliers, distributors, alliances, and other third parties with whom we may share data, face similar risks, which could affect us directly or indirectly. Third-party access to our proprietary data may also enable such party's development of competing products or enhancement of services sold to competitors, thereby eroding our competitive advantage. Unassociated third parties present further risks, including by propagating and amplifying misinformation related to our products, business, and industry, including through social media. We and others in the healthcare industry have been and continue to be targets for cyber-attacks, and the number of threats has increased over time. Numerous government agencies that monitor and regulate internet and cyber-crime have issued guidance, alerts and directives warning of software vulnerabilities that require immediate patching, malicious actors targeting healthcare-related systems, and nation-state sponsored hacking designed to steal valuable information.
The failure, inadequacy, or breach of our IT systems or business processes or controls or procedures, the compromise, disruption, degradation, manipulation, loss, theft, exfiltration, destruction, or unauthorized access to, disclosure of, or use of confidential information, or the unauthorized access to, disruption of, or interference with our products and services that rely on IT systems or business processes, could impair our ability to secure and maintain intellectual property rights; result in a product manufacturing interruption or failure, or in the interruption or failure of products or services that rely on IT systems or business processes; damage our operations, patient and other relationships, or reputation; undermine integration activities or otherwise delay or prevent the launch of products; result in unfavorable clinical trial results by virtue of incorrect or unreliable data; expose us to ransom payment, other demands, or paralyze our operations; give rise to legal liability and regulatory action under data protection and privacy laws; require disclosure to government authorities and/or regulators; expose us to civil and criminal investigations; and/or cause us to lose trade secrets or other competitive advantages, any of which effects could endure for a long period of time. Unauthorized disclosure of personally identifiable information could further expose us to significant sanctions for violations of data privacy laws and regulations around the world, subject us to litigation, or damage public trust in our company. In addition, IT system security in jurisdictions outside the U.S. is in many cases weaker and may result in additional costs, uncertainties, and risks.
We are subject to various laws and regulations globally regarding privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer, and security of personal information. The legislative and regulatory environment regarding privacy and data protection is continuously evolving and the subject of significant attention by regulators and private parties globally. Regulators are imposing new data privacy and security requirements, including new and greater monetary fines or penalties for privacy violations, and jurisdictions where we operate have passed, and continue to propose, privacy and data protection legislation and/or regulations. For example, we are subject to existing laws in the EU, United Kingdom, China, and U.S., all of which provide for substantial penalties for noncompliance. Other jurisdictions where we operate have passed, or continue to propose, similar legislation and regulations. Many jurisdictions, including the U.S., the EU, and China have passed, or expect to pass, restrictions on international data transfers and local access requirements. Compliance with current and future laws and regulations requires implementing costly new controls and processes, may restrict certain core activities, including impacting our ability to carry out research and clinical studies across multiple geographies, and creates the potential for data misuse or espionage. Failure to comply with current and future laws and regulations could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.
To date, system inadequacies, inadequate controls or procedures, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, theft, exfiltration, ransomware, cyber-attacks, and the compromise, disruption, degradation, manipulation, loss, theft, exfiltration, destruction, or unauthorized disclosure or use of confidential information, or the unauthorized access to, disruption of, interference with, or attack of, our IT systems, products and services that we have encountered have not had a material impact on our business strategy, results of operations or financial condition. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, operational, legal, business, or reputational losses that may result from an interruption or breach of our IT systems. We continue to implement measures in an effort to protect, detect, respond to, remediate, and minimize or prevent these risks and to enhance the resiliency of our IT systems; however, these measures may not be successful, and we may fail to detect or remediate system inadequacies, inadequate controls or procedures, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, theft, exfiltration, ransomware, cyber-attacks, or other compromises of our systems. Any of these events could result in material financial, operational, legal, business, or reputational harm to our business. For a discussion of our management of cybersecurity risks, see Item 1C, "Cybersecurity—Risk Management and Strategy" and "Cybersecurity—Governance."
Manufacturing, quality, or supply chain difficulties, disruptions, or shortages could lead to product supply problems or other negative outcomes.
We are continuing the significant expansion of our manufacturing capabilities and substantial investment in long-term supply agreements to fortify our supply and support our ability to meet anticipated demand for our products. Pharmaceutical manufacturing is complex and highly regulated. Supply chain difficulties, disruptions or shortages may arise from our or contracted supply chain activity as well as from external environmental factors. Variability in demand and supply for our products can also challenge supply capacity and resiliency. Supply and channel dynamics in some cases contribute to variability in financial results for our products from period to period.
Difficulties related to supply chain activities have resulted and may in the future result in delays and disruptions in the manufacturing, distribution, and sale of our products and/or product shortages, leading to lost revenue, increased costs, reduced market opportunities, and the possibility of additional market entrants. In select cases, supply constraints may also lead to pauses, discontinuations, or other product availability issues in one or more markets, which could have a material adverse effect on our consolidated results of operations, cash flows, and reputation. Challenges and disruptions may include (i) actual or perceived quality, oversight, or regulatory compliance problems; (ii) equipment, mechanical, data, or IT system vulnerabilities, such as system inadequacies, inadequate controls or procedures, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, theft, exfiltration, ransomware or other cyber-attacks from a variety of sources; (iii) labor deficiencies; (iv) inability to obtain single-source or other raw or intermediate materials; or (v) issues related to contractors and suppliers, including the failure, inability, or refusal of a supplier or contract manufacturer to supply contracted quantities in a timely or compliant manner or at all, increases in demand on a supplier with constrained capacity, contractual disputes with our suppliers and contract manufacturers, and vertical integration by competitors within our supply chain.
Regional or single-source dependencies may in some cases accentuate risks and costs (e.g., tariffs) related to manufacturing and supply. For example, we, and the pharmaceutical industry generally, depend on China-based suppliers for portions of our supply chain, including integral chemical synthesis, reagents, starting materials, and ingredients. Finding alternative suppliers if and as necessary due to geopolitical developments or otherwise may not be feasible or could require significant time and expense due to the nature of our products and the need to obtain regulatory approvals, which would cause disruptions to patients and detrimentally impact our business. See, Item 1A, "Risk Factors—Risks Related to Our Operations—Reliance on third-party relationships and outsourcing arrangements could adversely affect our business," and "Risk Factors—Risks Related to Doing Business Internationally—Our global operations subject us to risks, including as related to uneven economic growth or downturns, international trade, and other global disruptions, geopolitical tensions, or disputes" for more details.
External environmental factors have also caused, and in the future may cause, delays in, and/or increase costs related to, distribution of our medicines, the construction or other acquisition of additional manufacturing capacity, procurement activity, and supplier or contract manufacturer arrangements. Relevant external environmental factors include (i) tariffs, (ii) cost inflation and global transportation and logistics challenges; (iii) labor market dynamics; (iv) natural disasters (including increased instances or severity of natural disasters or other events that may be due to climate change); (v) public health outbreaks, epidemics, or pandemics; (vi) periods of uneven economic growth or downturns; and (vii) the emergence or escalation of, or responses to international tension and conflicts.
Difficulties in predicting or variability in demand and supply for our products and those of our competitors and the very long lead times necessary for the expansion and regulatory qualification of pharmaceutical manufacturing capacity have resulted, and in the future may result, in difficulty meeting demand, causing disruptions, shortages, or higher costs in the supply of our products. Despite our ongoing efforts to meet projected worldwide demand for our products by obtaining additional internal and contracted manufacturing capacity, there can be no assurances that such capacity increases that we expect will be needed to meet future demand will be realized as expected or that we will meet demand in launched markets in the future. Delays or challenges in operationalizing additional manufacturing capacity could limit our ability to capitalize on demand for our products. Conversely, overestimation of demand or events that limit demand for our products or anticipated demand for product candidates would undermine our ability to realize the full benefit of significant capital expenditures that we have incurred, and expect to continue to incur, to augment manufacturing capacity, may render built or in process manufacturing capacity unnecessary, may result in supply imbalances, or may subject us to contractual payment obligations, which may be significant. The foregoing risks and uncertainties could negatively impact our consolidated results of operations and reputation. See Item 1, "Business—Raw Materials and Product Supply," and Item 7, "Management's Discussion and Analysis—Financial Condition and Liquidity," for more details.
Reliance on third-party relationships and outsourcing arrangements could adversely affect our business.
We rely on third parties, including suppliers, distributors, alliances and collaborations with other pharmaceutical and biotechnology companies, and third-party service providers, for selected aspects of product and clinical development, manufacturing, commercialization, hosting of and support for IT systems, product distribution, and certain financial transactional processes. As examples, we outsource the day-to-day management and oversight of some of our clinical trials to contract research organizations, some product testing to contract laboratories, certain active ingredient manufacturing, finishing operations, device or component production and assembly, and packaging to contract manufacturing organizations, and the distribution of our products through logistics providers. To support anticipated demand for our current and prospective products and further other business initiatives, we have expanded relationships with contract manufacturing organizations, entities supporting consumer directed access channels, artificial intelligence vendors, and other third parties in recent periods.
Outsourcing involves many risks, including the risk that third parties may not perform to our standards or legal requirements; may not produce reliable results; may not perform in a timely manner; may misuse or not maintain the confidentiality, integrity, and availability of confidential and proprietary information relating to us, our clinical trial subjects, or patients; may experience disruption or fail to perform due to IT system vulnerabilities, such as inadequacies, inadequate controls or procedures, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, fraud, theft, exfiltration, ransomware or other cyber-attacks; may be unable to satisfy their commitments to us in which case we may not be able to achieve acceptable alternative sourcing; or may fail to perform at all. The foregoing risks may be heightened in jurisdictions outside the U.S., where we may have fewer alternative providers as well as face additional costs, uncertainties, and risks. Among other third-party providers, we, and the pharmaceutical industry generally, depend on China-based suppliers for portions of our supply chain. U.S. officials have enacted and continue to consider legislation or other actions that are intended to limit supply chain reliance on China, including the BIOSECURE Act. In addition, historically, geopolitical tensions between the U.S. and China have led to the imposition of tariffs, sanctions, and certain other business restrictions between the U.S. and China. In 2025, the U.S. government imposed new tariffs on Chinese goods and China responded with tariffs on select U.S. goods. Tariffs have been imposed or proposed on a variety of other geographies in which we have third-party suppliers. If enacted, additional measures could result in supply disruptions or delays, increase costs more significantly, or invite further retaliatory measures, any of which could negatively impact our business and results of operations. See Item 1A, "Risk Factors—Risks Related to Doing Business Internationally—Our global operations subject us to risks, including as related to uneven economic growth or downturns, international trade, and other global disruptions, geopolitical tensions, or disputes" for additional information. In some cases, product or indication approvals depend on the outcome of regulatory inspections of third parties on which we rely. Third-party inspection outcomes have and may in the future delay or prevent product launches and otherwise negatively affect our business. Failure of third parties to meet their contractual, regulatory, confidentiality, privacy, security, or other obligations to us, our clinical trial subjects, and patients could have a material adverse effect on our business and could also result in non-compliance with legal or regulatory requirements or industry standards or subject us to reputational harm.
Our use of artificial intelligence (AI) or other emerging technologies could adversely impact us.
We deploy AI and other emerging technologies in various facets of our operations and we continue to explore the development and use of AI technologies. We have also entered into, and may continue to enter into, partnerships and collaborations relating to the use of AI technology to aid in drug discovery and other efforts. The rapid advancement of these technologies presents opportunities for us in research, manufacturing, commercialization, and other business endeavors but also entails risks, including that AI-generated content, analyses, or recommendations we utilize could be inadequate, or that our competitors may more quickly or effectively adopt AI capabilities. There are significant risks involved in developing and deploying AI, and there can be no assurance that our usage of AI or our significant investments in AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. Our use of AI or other emerging technologies could also exacerbate regulatory, cybersecurity, and other significant risks.
Effective development, management, and use of AI technologies is novel and complex, and there are technical challenges associated with achieving desired levels of accuracy, efficiency, and reliability. The algorithms and models utilized in AI systems may have limitations, including biases, errors, insufficient or erroneous training data, or inability to handle certain data types or scenarios or to render explainable or effective outputs. Furthermore, there are risks associated with the fact that the platforms providing AI models are in some cases owned and operated by emerging companies with less contractual, business, and compliance sophistication. These factors may undermine our ability to effectively utilize AI or create competitive disadvantages should our competitors more skillfully make use of AI capabilities. Further, if we are unable to effectively manage the use of AI technologies by our employees, our confidential information, intellectual property, or reputation could be put at risk.
The emergence and continued expansion of AI and other technologies may exacerbate other risks, including those related to competition, regulation, litigation, compliance issues, ethical concerns, confidentiality, and data privacy or security. AI may enable new competitors in drug discovery and enhance the capabilities of existing competitors, thereby broadening and intensifying competitive dynamics. In addition, developing laws and regulations related to AI or other emerging technologies create uncertainty, may require significant resources to adjust business practices for compliance, and in some cases, may limit our ability to use AI-based software. Several governmental authorities have already proposed or enacted laws and other guidance governing AI, such as the EU Artificial Intelligence Act. These and other developing obligations create uncertainty and may prevent or make it harder for us to conduct or enhance our business using AI, or lead to regulatory fines, penalties, or other liability. Further, use of AI technologies could lead to unintended consequences, such as data leakage, healthcare fraud and abuse, cybersecurity incidents, intellectual property infringement, or unintended biases.
Risks Related to Doing Business Internationally
Our global operations subject us to risks, including as related to uneven economic growth or downturns, international trade, and other global disruptions, geopolitical tensions, or disputes.
Economic slowdowns could lead to decreased utilization of our products globally or in specific markets, affecting our sales. Declining tax revenues and increased government spending on other programs attributable to uneven economic growth or downturns may increase the pressure on governments to reduce healthcare spending, leading to increased control of drug prices or lower utilization. Additionally, some customers, including governments or other entities reliant upon government funding and cash-pay patients, may be unable to pay for our products fully or in a timely manner. Also, if our customers, suppliers, or collaboration partners experience financial difficulties, we could experience slower customer collections, greater bad debt expense, or performance defaults by suppliers or collaboration partners. Similarly, uneven economic growth or downturns could limit our ability to access capital markets.
Significant portions of our business are conducted in Europe, Asia, and other international geographies. Our global operations and complex supply chain expose us to legislation and regulatory action in or regarding foreign jurisdictions as well as geopolitical and other cross-border risks. Trade and other global disputes, interruptions, and developments, including those related to tariffs, trade protection measures, import or export licensing requirements or disagreements with authorities regarding tariff classifications, transfer pricing, or valuations, the imposition of trade sanctions or similar restrictions by the U.S. or other governments, international tension and conflicts, as well as economic stagnation, cost inflation, strains on global transportation, manufacturing, and labor markets, and public health outbreaks, epidemics, or pandemics affect our ability to do business and, in some cases, result in financial, operational, legal, business, or reputational harm. Among other risks, the use of tariffs and other trade restrictions may increase costs, impact clinical trials or sales of our products, result in supply disruptions or delays, or otherwise complicate aspects of our business. In 2025, the U.S. and other countries imposed or reached alignment on new tariffs. In some cases, imposed tariffs have been paused but may come into effect quickly and unpredictably. While pharmaceuticals are exempt from certain of these tariffs, such exemptions may be terminated or may not apply to any future tariffs.

Moreover, tensions between the U.S. and China, which have already led to a series of tariffs and sanctions, as well as other business restrictions, could further escalate based on additional trade restrictions, retaliation thereto, or otherwise, which could significantly impact our business, including by increasing scrutiny of, or restrictions on, market access, operations, and business development transactions. See Item 1A, "Risk Factors—Risks Related to Our Operations—Reliance on third-party relationships and outsourcing arrangements could adversely affect our business," for additional information. The precise impact of tariffs, trade protection measures, and other restrictions may depend on their ultimate scope, timing, and other factors. If enacted, additional restrictions could result in supply disruptions or delays, further increase costs, or otherwise have a negative impact on our business. Given the nature of pharmaceutical regulation and commercialization, we may not be able to offset the burden of increased costs from tariffs and related impacts to any meaningful degree.
In most international markets, we operate in an environment of government-mandated cost-containment programs. In some markets, including the EU, Japan, and China, governments have significant power as large single payors to regulate prices and access criteria or impose other means of cost control. Geopolitical and economic factors have in various cases exacerbated financial pressures on governments with single-payer or government funded healthcare systems, leading to increases in rebates, clawbacks, and other reforms to reimbursement systems, policies and programs. These and similar events have adversely affected, and may continue to adversely affect, us, our business partners, and our customers. For more details, see Item 1, "Business—Regulations and Private Payer Actions Affecting Pharmaceutical Pricing, Reimbursement, and Access." Our arrangements with the U.S. government and broader U.S. policy efforts to align domestic pharmaceutical pricing with international benchmarks may further pressure international payers, and the outcome of competing U.S. and international pricing objectives is uncertain. See Item 1A, "Risk Factors—Risks Related to Our Business and Industry—Our business is subject to government price controls and other public and private restrictions on pricing, reimbursement, and access for our drugs, which could have a material adverse effect on our results of operations, reputation, or business."
In addition to developments related to our business or financial results, or those of our competitors, uneven economic growth, downturns, or other negative global developments could undermine our growth or result in significant and sudden declines in the trading price of our common stock and market capitalization.
Changes in foreign currency rates, interest rate risks, and inflation or deflation affect our results of operations.
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, interest rate risk from our exposure to floating and variable interest rates, and existing and expected rates of inflation or deflation in the U.S. and other jurisdictions, each of which impacts our results of operations. We are a net receiver of most foreign currencies, and our results of operations are adversely impacted when the U.S. dollar is strong compared to foreign currencies. Rapid growth in our international business and changes in the global supply chain for our products have impacted and may continue to impact our foreign currency exposure. Further, in the event of an extreme devaluation of local currency in a particular market in which we operate, the price of our products could become unsustainable in the relevant market. Inflationary pressures in recent periods have negatively impacted us and may continue to negatively impact us in various ways, including cost inflation, higher labor costs, and other higher expenses. See Item 7, "Management's Discussion and Analysis—Financial Condition and Liquidity" and Item 8, "Financial Statements and Supplementary Data—Note 1: Summary of Significant Accounting Policies and Implementation of New Financial Accounting Standards," for more details.
Risks Related to Litigation and Government Regulation
We are party to litigation and investigations, which could adversely affect our business.
We are subject to a substantial number of claims, litigation, and investigations involving various current and historical products and practices. These claims relate to how we commercialize and/or price our products, product safety, our operations, intellectual property disputes and protection, as well as contractual matters and other disputes. We have also filed lawsuits and taken other legal actions to protect our intellectual property and address unlawful practices. See Item 8, "Financial Statements and Supplementary Data—Note 16: Contingencies," for more information on certain matters. Like many companies in our industry, from time to time investigations into aspects of our business include inquiries, subpoenas, and other types of information demands from government and regulatory authorities. There continues to be a significant volume of government and regulatory investigations and litigation against companies operating in our industry, as well as robust regulatory enforcement. Additionally, government and regulatory authorities have considered and initiated enforcement or other actions across industries to seek alignment with policy initiatives. Because of the nature of pharmaceutical products and our evolving business, we are, and could increasingly become, subject to large numbers of product liability claims for our previous, current, or future products, or to further litigation or investigations, including related to product safety, marketing, pricing, or other commercial practices. Some of these matters involve or may involve numerous plaintiffs and parties seeking large or indeterminate financial claims and may remain unresolved for several years. Such matters could negatively impact our reputation, affect our results of operations, or require us to recognize substantial charges to resolve and, if involving marketed products, could adversely affect sales of the product and our consolidated results of operations in any given period. We may also be unsuccessful in protecting our intellectual property or mitigating harm to us from unlawful practices. The ability to insure against such exposures is limited, and due to a very restrictive market for liability insurance we are predominately self-insured for litigation liability losses for all our currently and previously marketed products.
We are subject to evolving and complex tax laws, which may result in additional liabilities.
We are subject to income taxes in the U.S. and numerous other jurisdictions, and in the course of our business, we make judgments about the expected tax treatment of various transactions and events. Inherent uncertainties exist in estimates of many tax positions due to the complexity of tax laws. Changes in tax laws, regulations, administrative practices, principles, disclosure obligations, and interpretations, as well as events that differ from our expectations, have affected and may adversely affect our effective tax rates, cash flows, and/or results of operations. In addition, tax authorities in the U.S. and other jurisdictions in which we do business routinely examine our tax returns and are expected to increase their scrutiny and examinations of cross-border tax issues, which could unfavorably impact our results of operations and cash flows. Given the uncertainty of positions that could be taken by taxing authorities during the examinations of our tax returns, the ultimate outcome of any tax matters may result in liabilities that are greater than amounts accrued in our estimates for uncertain tax positions and could affect our results of operations in any given period. Further, actions taken with respect to tax-related matters by associations such as the Organisation for Economic Co-operation and Development (OECD) and the European Commission could influence tax laws in countries in which we operate, such as the enactments by both EU and non-EU countries of a global minimum tax. Modifications to key elements of the U.S. or international tax framework could have a significant impact on our effective tax rate, results of operations, and cash flows. See Item 7, "Management's Discussion and Analysis—Executive Overview—Other Matters—Tax Matters" and Item 8, "Financial Statements and Supplementary Data—Note 14: Income Taxes," for more details.
Regulatory compliance problems could be damaging to the company.
The marketing, promotional, and pricing practices of pharmaceutical manufacturers, as well as the manner in which manufacturers interact with purchasers, prescribers, and patients, are subject to extensive scrutiny and regulation. New or ongoing business practices or commercial capabilities may subject us to additional scrutiny over compliance with applicable regulatory schemes and compliance obligations or expose us to new regulatory schemes and compliance obligations entirely. Many companies, including us, are and have been subject to investigations, litigation, and claims related to these practices asserted by governmental authorities and other parties. Such investigations, litigation, and claims result in substantial expense and other significant consequences, including in some cases criminal charges and fines, criminal and civil penalties, damages, and other monetary or non-monetary remedies, including exclusion from U.S. federal and other healthcare programs. Evolving U.S. and foreign regulatory priorities may result in an increase in such investigations, litigation, and claims. In addition, regulatory issues and evolving standards concerning compliance with cGMP and quality assurance, including increased scrutiny around excipients, potential impurities such as nitrosamines, and chemicals important to pharmaceutical manufacturing, in some cases lead to regulatory and legal actions, product recalls and seizures, fines and penalties, interruption of production leading to product shortages, import bans, or denials of import certifications, delays or denials in new product approvals or line extensions or supplemental approvals of current products pending resolution of the issues, and reputational harm, any of which adversely affects our business. Regulatory oversight of the pharmaceutical industry entails judgment and interpretation, which can result in varying interpretations of laws and regulations by health and other authorities.
U.S. and other authorities are regularly and actively proposing, enacting, and pursuing numerous policy, regulatory, and enforcement changes that impact many aspects of our operations. These changes are in some cases advanced with short notice. Such changes may undermine our ability to achieve business objectives, may be costly to implement, may provide only limited time for compliance, may change accounting and reporting standards, may carry significant penalties for non-compliance, or may otherwise create uncertainty. See Item 1, "Business—Government Regulation of Our Operations and Products," for more details. For example, U.S. government authorities have taken and may continue to take actions intended to restrict direct-to-patient advertising and promotion of prescription drugs and biologics. These or other initiatives may influence the ways in which we can market our products, which could negatively affect our business. Moreover, novel regulatory or policy programs such as the FDA Commissioner's National Priority Voucher Pilot Program may attract scrutiny and criticism from various stakeholders. Our participation in such programs, notwithstanding the review processes involved and our adherence to applicable requirements and procedures, may expose us to legal, regulatory, political, and reputational risks.
We rely on the FDA and other global regulatory bodies for appropriate oversight, administration and enforcement across our industry, anyone marketing or purporting to market medicines, and public health. Oversight, administrative, and enforcement changes, delays, inconsistencies, lapses, and failures could materially impact our business and reputation. See Item 1, "Business—Government Regulation of Our Operations and Products," for additional information on regulatory risks, including as related to counterfeit, misbranded, adulterated, and mass-compounded drugs. Regulatory oversight and compliance processes in jurisdictions outside the U.S. may be particularly unpredictable and result in additional costs, uncertainties, and risks.
Furthermore, there is a sustained focus by foreign, federal, state, and local regulatory and legislative bodies on legislation and policies relating to climate change, greenhouse gas emissions, carbon taxes, emissions trading schemes, sustainability, human rights and related due diligence, workforce matters, and disclosures regarding the foregoing, many of which may be ambiguous, inconsistent, dynamic or conflicting. We have experienced increased compliance costs, legal costs, and expenses related to such new or changing legal or regulatory requirements. Moreover, compliance with any such legal or regulatory requirements requires us to devote time and attention, which may be substantial, to these matters. In addition, we may still be subject to penalties or potential litigation if such laws and regulations are interpreted or applied in a manner inconsistent with our practices.
Additionally, there is attention from the media, stockholders, activists, political leadership, regulatory authorities, and other stakeholders on climate, social, and other sustainability matters. The perception that we or others in our industry or supply chain have failed to act in an appropriate manner, whether or not valid, results in publicity that can negatively affect our business, brand, and reputation, as well as result in increased scrutiny from political leadership, legislators and regulatory authorities. For example, negative perception of inclusion initiatives, whether due to a perceived over- or under-pursuit of such initiatives, may result in issues hiring or retaining employees, as well as potential investigations, enforcement actions, litigation, reputational harm, or other adverse impacts. Moreover, from time to time we voluntarily establish and publicly announce goals, initiatives, and commitments, including on climate (including greenhouse gas emission reduction goals), social, and other sustainability matters. Our ability to achieve any of these stated goals, targets or objectives is subject to numerous factors and conditions, many of which are outside our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, and the availability of suppliers that can meet our sustainability and other goals. If we fail to achieve, are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving these goals, initiatives, and commitments, it could negatively affect our reputation, brand, or investor confidence, and expose us to investigations, enforcement actions and litigation. Conversely, our pursuit or achievement of such goals, initiatives, and commitments may not be viewed favorably by certain stakeholders and could increase scrutiny of our business, negatively affect our reputation, or expose us to investigations, enforcement actions, and litigation.

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
Our information security program encompasses functions dedicated to both proactive and reactive management of cybersecurity threats. We implement our cybersecurity program internally through established policies, standards, reference architectures, and the use of enterprise security services that focus on emerging and ongoing cybersecurity risks. Our proactive management of cybersecurity risks entails many actions, including the maintenance of system access restrictions, utilization of data security technology, employee education and training initiatives, and retention of cyber liability insurance, among other measures. We regularly engage third-party auditors and consultants and leverage our internal audit function to assess various facets of our cybersecurity program. These engagements include completion of industry-standard assessments or certifications, maturity model reviews, threat simulations, as well as internal reviews to assess the effectiveness of our cybersecurity processes. We also maintain enterprise-wide processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. As examples, we generally review current and prospective third-party service providers for unacceptable cybersecurity risks, negotiate contractual provisions that require the establishment of third-party cybersecurity controls, and deploy security measures to protect third-party communications. For companies we acquire, the integration process includes plans for alignment with relevant information security policies and procedures.
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
We describe certain risks faced by us from identified cybersecurity threats in Item 1A, "Risk Factors—Risks Related to Our Operations—Failure, inadequacy, breach of, or unauthorized access to, our IT systems or those of our third-party service providers, unauthorized access to our confidential information, or violations of data protection laws, could result in material harm to our business and reputation", "Risk Factors—Risks Related to Our Operations—Manufacturing, quality, or supply chain difficulties, disruptions, or shortages could lead to product supply problems or other negative outcomes", "Risk Factors—Risks Related to Our Operations—Reliance on third-party relationships and outsourcing arrangements could adversely affect our business", and "Risk Factors—Risks Related to Our Operations—Our use of artificial intelligence (AI) or other emerging technologies could adversely impact us."

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
Our board of directors monitors cybersecurity risks and regularly participates in presentations on cybersecurity and information technology. The audit committee of our board of directors is responsible for oversight of our programs, policies, procedures, and risk management activities related to information security, cybersecurity and data protection. The audit committee meets regularly with our CIDO, CISO, and Chief Privacy Officer to discuss threats, risks, and ongoing efforts to enhance cyber resiliency, as well as changes to the broader cybersecurity landscape. In addition, the ethics and compliance committee supports the audit committee and board in oversight of legal and regulatory compliance. In addition to regular presentations, management promptly updates our board of directors regarding significant threats and incidents as they arise.

Item 2.Properties
Our principal domestic and international executive offices are located in Indianapolis. We own several production, distribution, and corporate administrative sites in the U.S., including Puerto Rico. Major production sites include facilities in Indiana, North Carolina, Puerto Rico, and Wisconsin. We own several production and distribution sites in Europe and Asia. Major production sites include facilities in Ireland, France, Spain, Italy, China, and Japan. Additional U.S. and international production facilities and expansions of production facilities are expected to come online in future periods.
Our research and development facilities are primarily located in the U.S. and consist of owned facilities in Indiana and leased sites in California, Massachusetts, Colorado, and New York.
We believe that none of our properties is subject to any encumbrance, easement, or other restriction that would detract materially from its value or impair its use in the operation of the business. The buildings we own are of varying ages and in good condition.

Item 3.Legal Proceedings
We are a party to various currently pending legal actions, government investigations, and environmental proceedings. Information pertaining to legal proceedings is described in Item 8, "Financial Statements and Supplementary Data—Note 16: Contingencies," and incorporated by reference herein.

Item 4.Mine Safety Disclosures
Not applicable.

Part II
Item 5.Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed under the ticker symbol LLY on the New York Stock Exchange (NYSE). As of February 9, 2026, there were approximately 16,886 holders of record of our common stock based on information provided by EQ Shareowner Services, our transfer agent.
Information relating to our dividends and related stockholder matters is described in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." This information is incorporated herein by reference.
The following table summarizes the activity related to repurchases of our equity securities during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (dollars in millions)
October 2025	472	$933.79	472	$11,960
November 2025	877	1,033.47	877	11,053
December 2025	130	1,032.42	130	10,919
Total	1,479	1,001.60	1,479
During the three months ended December 31, 2025, we repurchased $1.5 billion of shares under our $15.0 billion share repurchase program that our board authorized in December 2024.

PERFORMANCE GRAPH
The following graph compares the return on Lilly stock with that of the Standard & Poor's (S&P) 500 Stock Index and our peer groups for the years 2021 through 2025. The graph assumes that, on the last business day of 2020, a person invested $100 each in Lilly stock, the S&P 500 Stock Index, and each of the peer groups' collective common stock. The graph measures total shareholder return, which takes into account both stock price and dividends. It assumes that dividends paid by a company are immediately reinvested in that company's stock.
Comparison of Five-Year Cumulative Total Shareholder Return

$700
$600
$500
$400
$300
$200
$100
2020
2021
2022
2023
2024
2025
Lilly
Current Peer Group
Prior Peer Group
S&P 500

	2020	2021	2022	2023	2024	2025
Lilly	$100.00	$166.08	$222.94	$358.72	$478.17	$670.56
Current Peer Group(1)	100.00	116.73	124.87	118.45	123.43	154.11
Prior Peer Group(2)	100.00	120.85	134.50	132.73	134.53	157.61
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
(1)    In 2025, we revised the peer group used as the industry index for this graph to align with the peer group used for executive compensation purposes for 2025. The 2025 peer group is comprised of the following companies in the pharmaceutical and biotechnology industries: AbbVie Inc.; Amgen Inc.; AstraZeneca PLC; Bristol-Myers Squibb Company; Gilead Sciences Inc.; GlaxoSmithKline plc; Johnson & Johnson; Medtronic plc; Merck & Co., Inc.; Novartis AG; Pfizer Inc.; Roche Holding AG; Sanofi S.A.; and Stryker Corporation.
(2)    Prior to 2025, the peer group we used as the industry index for this graph was comprised of the following companies in the pharmaceutical and biotechnology industries: AbbVie Inc.; Amgen Inc.; AstraZeneca PLC; Biogen Inc.; Bristol-Myers Squibb Company; Gilead Sciences Inc.; GlaxoSmithKline plc; Johnson & Johnson; Merck & Co., Inc.; Novartis AG; Novo Nordisk A/S; Pfizer Inc.; Roche Holding AG; Sanofi S.A.; and Takeda Pharmaceutical Company Limited.

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
EXECUTIVE OVERVIEW
This section provides an overview of our financial results, our clinical development pipeline, and other matters affecting our company and industry.
Financial Results
The following table summarizes certain financial information:

	Year Ended December 31,		Percent Change
	2025	2024
Revenue	$65,179	$45,043	45
Net income	20,640	10,590	95
Earnings per share - diluted	22.95	11.71	96
Revenue increased in 2025 driven primarily by increased volume, partially offset by lower realized prices. The increased volume and lower realized prices in 2025 were primarily driven by Mounjaro and Zepbound.
Net income and earnings per share increased in 2025, primarily due to higher gross margin, partially offset by increased marketing, selling, and administrative expenses and research and development expenses.
See "Results of Operations" for additional information.

Clinical Development Pipeline
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative medicines.
The following select new molecular entities (NMEs) and new indication line extension (NILEX) products are currently in clinical trials or have been submitted for regulatory review or have recently received regulatory approval in the U.S., European Union (EU), or Japan. The table reflects the status of these NMEs and NILEX products, up to the time of the filing of this Annual Report on Form 10-K:

Compound	Indication/Study	Status	Developments
Cardiometabolic Health
Tirzepatide (Mounjaro, Zepbound)	Heart failure with preserved ejection fraction	Approved	Approved in the EU.
	Pediatric and adolescent type 2 diabetes	Approved	Approved in the U.S. and the EU.
	Cardiovascular outcomes in type 2 diabetes	Submitted	Submitted in the U.S.
	Metabolic dysfunction-associated steatotic liver disease	Phase 3	Phase 3 trial was initiated.
	Morbidity and mortality in obesity	Phase 3	Phase 3 trial is ongoing.
	Type 1 diabetes	Phase 3	Phase 3 trials were initiated.
Insulin efsitora alfa	Type 2 diabetes	Submitted	Submitted in the U.S., the EU, and Japan.
Orforglipron	Obesity(1)	Submitted	Submitted in the U.S., the EU, and Japan.
	Type 2 diabetes	Submitted	Submitted in the EU. Phase 3 trials are ongoing.
	Cardiovascular outcomes	Phase 3	Phase 3 trial was initiated.
	Hypertension	Phase 3	Phase 3 trial was initiated.
	Obstructive Sleep Apnea (OSA)	Phase 3	Phase 3 trials are ongoing.
	Osteoarthritis pain	Phase 3	Phase 3 trial was initiated.
	Peripheral artery disease	Phase 3	Phase 3 trial was initiated.
	Stress urinary incontinence	Phase 3	Phase 3 trial was initiated.
Eloralintide	Obesity	Phase 3	Phase 3 trial was initiated.
Lepodisiran	Atherosclerotic cardiovascular disease	Phase 3	Phase 3 trial is ongoing.
Muvalaplin	Atherosclerotic cardiovascular disease	Phase 3	Phase 3 trial was initiated.
Retatrutide	Cardiovascular / renal outcomes	Phase 3	Phase 3 trials are ongoing.
	Chronic low back pain	Phase 3	Phase 3 trial was initiated.
	Metabolic dysfunction-associated steatotic liver disease	Phase 3	Phase 3 trial was initiated.
	Obesity, osteoarthritis, OSA	Phase 3	Phase 3 trial met all primary and key secondary endpoints. Phase 3 trials are ongoing.
	Type 2 diabetes	Phase 3	Phase 3 trials are ongoing.

Compound	Indication/Study	Status	Developments
Immunology
Mirikizumab (Omvoh)	Crohn's disease	Approved	Approved in the U.S., the EU, and Japan.
Lebrikizumab(2)	AR (perennial allergens)	Phase 3	Phase 3 trial is ongoing.
	CRSwNP	Phase 3	Phase 3 trial is ongoing.
Neuroscience
Donanemab (Kisunla)	Early Alzheimer's disease	Approved	Approved in the U.S., the EU, and Japan.
	Pre-clinical Alzheimer's disease	Phase 3	Phase 3 trial is ongoing.
Brenipatide	Alcohol use disorder	Phase 3	Phase 3 trial was initiated.
Ixo-vec	Wet age‑related macular degeneration	Phase 3	Acquired in the acquisition of Adverum Biotechnologies, Inc. Phase 3 trial is ongoing.
Remternetug	Pre-clinical/MCI Alzheimer's disease	Phase 3	Phase 3 trials are ongoing.
Oncology
Imlunestrant (Inluriyo)	ER+, HER2-, ESR1-mutated advanced or metastatic breast cancer	Approved	Approved in the U.S., the EU, and Japan.
	Adjuvant breast cancer	Phase 3	Phase 3 trial is ongoing.
Pirtobrutinib (Jaypirca)	Chronic lymphocytic leukemia	Approved	Full approval in the U.S., the EU, and Japan.
Olomorasib(3)	1L KRAS G12C+ NSCLC	Phase 3	Phase 3 trial is ongoing.
	Resected adjuvant NSCLC	Phase 3	Phase 3 trial was initiated.
	Unresected adjuvant NSCLC	Phase 3	Phase 3 trial was initiated.
Sofetabart mipitecan (FRα ADC)(3)	Platinum-resistant ovarian cancer	Phase 3	Phase 3 trial was initiated.
(1) Granted a Commissioner's National Priority Voucher from the FDA.
(2) In collaboration with Almirall, S.A. in Europe.
(3) The FDA granted Breakthrough Therapy designation for olomorasib for the treatment of certain newly diagnosed metastatic KRAS G12C-mutant lung cancers and for sofetabart mipitecan for the treatment of certain patients with platinum-resistant ovarian cancer. Breakthrough Therapy designation is designed to expedite the development and review of potential medicines that are intended to treat a serious condition when preliminary clinical evidence indicates that the treatment may demonstrate substantial improvement on a clinically significant endpoint(s) over already available therapies.
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
In November 2025, we announced preliminary voluntary agreements with the U.S. government in which, among other arrangements, we agreed to lower Medicaid and certain other drug prices for U.S. patients and to launch new medicines with a more balanced pricing approach across developed nations. We face risks and uncertainty associated with these arrangements and negotiating the definitive agreements, including potential delays and the possibility of unfavorable terms related to pricing, access, and other key objectives. Among other risks, we may fail to adequately capitalize on the additional U.S. access to our obesity medicines resulting from these agreements, particularly if the revenues generated from such expanded access are insufficient to offset pricing concessions. Moreover, the outcome of these arrangements and broader U.S. policy efforts to align domestic pharmaceutical pricing with international benchmarks from countries with competing healthcare cost containment priorities is uncertain and could negatively impact our pricing strategies, product demand or access, or competitive positioning across global markets, and may result in reduced revenue in certain markets.
Other policies, regulations, legislation, or enforcement, including those proposed or pursued by lawmakers, regulators, and other authorities in the U.S. and worldwide, have and may continue to adversely impact our business and consolidated results of operations.
The IRA requires HHS to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Currently, these government prices generally apply beginning at nine years (for medicines approved under a New Drug Application) or thirteen years (for medicines approved under a Biologics License Application) following FDA approval or licensure for the molecule. In August 2023, HHS selected Jardiance, which is part of our collaboration with Boehringer Ingelheim, as one of the first ten medicines subject to government-set prices effective in 2026. In January 2026, HHS selected Trulicity and Verzenio as additional medicines subject to government-set prices to be effective in 2028. Given our product portfolio, we expect other significant products will be selected in future years. The IRA has, and will continue to, meaningfully influence our business strategies and those of our competitors and could significantly impact our business and consolidated results of operations.

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
Incretin Medicines
Mounjaro and Zepbound accounted for 56 percent of our total revenues in 2025 and we expect cardiometabolic health products will continue to represent a significant and growing portion of our business, revenues, and prospects. In 2025, we reached preliminary drug pricing agreements with the U.S. government. As part of these agreements, Medicare beneficiaries will have access to discounted Lilly obesity medicines by July 1, 2026 and individual state Medicaid programs will have the option to expand access to these medicines. Also in 2025, we received a U.S. Commissioner’s National Priority Voucher for our product candidate orforglipron for the treatment of obesity, and we submitted to the FDA under that expedited review pathway. Internationally, we launched Mounjaro in all major markets. To support anticipated demand for our current and prospective products, we have undertaken significant manufacturing expansion initiatives. Additional capacity is expected to become operational over the next several years.
We expect our near-term financial performance will be impacted by, among other factors, the timing of potential regulatory approvals for orforglipron and U.S. Medicare access for Zepbound (and, if approved, orforglipron), as well as the demand and pace of uptake in new incretin channels and markets. More generally, incretin volume fluctuations due to channel dynamics or demand can have a disproportionate impact on our results of operations in any given period. Longer term, the durability of our cardiometabolic health product offerings and sustainability of our growth and prospects will depend on our ability to maintain or strengthen our competitive position as the therapeutic landscape evolves and to deliver further innovations that provide sufficient value to sustain our growth momentum.
We continue to see the production, marketing, and sale of counterfeit, misbranded, adulterated, and mass-compounded incretins. These practices may impact patient safety and undermine regulatory drug approval processes. While the FDA confirmed in late 2024 that the previous shortage of tirzepatide had ended and that compounding pharmacies are required to cease mass production, we cannot guarantee adequate regulation or compliance. Lilly will continue to consider all options, including filing lawsuits where appropriate, to address unlawful practices and the patient safety risks of unapproved, untested, and manipulated drugs.

Tax Matters
We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. The U.S. and countries around the world are actively proposing and enacting tax law changes. Further, actions taken with respect to tax-related matters by associations such as the OECD and the European Commission could influence tax laws in countries in which we operate. Tax authorities in the U.S. and other jurisdictions in which we do business routinely examine our tax returns and are expected to increase their scrutiny of cross-border tax issues. Changes to existing U.S. and foreign tax laws and increased scrutiny by tax authorities in the U.S. and other jurisdictions could have a material adverse impact on our future consolidated results of operations and cash flows.
In July 2025, the One Big Beautiful Bill Act (OBBBA), which implemented certain U.S. tax law changes, was enacted into law. The OBBBA modified and made permanent several provisions of the Tax Cuts and Jobs Act, including reductions in scheduled increases for the rate of taxation of foreign income, immediate deductibility of U.S. research and development expenses, and reinstatement of 100 percent bonus depreciation for capital assets.
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
Foreign Currency Exchange Rates
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, Chinese yuan, and British pound sterling. While we seek to manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a material impact, either positive or negative, on our consolidated results of operations in any given period. There is uncertainty in the future movements in foreign currency exchange rates, and fluctuations in these rates have and could adversely impact our consolidated results of operations and cash flows.
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
See Item 1, "Business" and Item 1A, "Risk Factors," and Notes 4, 14, and 16 to the consolidated financial statements for additional information and risks and uncertainties that could impact our business and operations, including the matters described within this Executive Overview.

RESULTS OF OPERATIONS
Operating Results—2025
Revenue
The following table summarizes our revenue activity by region:

	Year Ended December 31,
	2025	2024	Percent Change
U.S.	$43,481	$30,375	43
Outside U.S.	21,698	14,668	48
Revenue	$65,179	$45,043	45

The following are components of the change in revenue compared with the prior year:

	2025 vs. 2024
	U.S.	Outside U.S.	Consolidated
Volume	53%	46%	50%
Price	(10)%	—%	(6)%
Foreign exchange rates	—%	2%	1%
Percent change	43%	48%	45%
In the U.S., the volume increase and the lower realized prices in 2025 were primarily driven by Mounjaro and Zepbound.
Outside the U.S., the volume increase in 2025 was primarily driven by Mounjaro.
The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product in 2025 compared with 2024:

	Year Ended December 31,
	2025			2024	Percent Change
	U.S.	Outside U.S.	Total	Total
Mounjaro	$13,651	$9,315	$22,965	$11,540	99
Zepbound(1)	13,484	58	13,542	4,926	175
Verzenio	3,464	2,259	5,723	5,307	8
Other products	12,882	10,066	22,949	23,270	(1)
Revenue	$43,481	$21,698	$65,179	$45,043	45
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
Revenue of Mounjaro increased 53 percent in the U.S., driven by strong demand, partially offset by lower realized prices. Revenue outside of the U.S. was $9.3 billion in 2025 compared to $2.6 billion in 2024, primarily driven by volume growth.
Revenue of Zepbound increased 174 percent in the U.S., driven by increased demand, partially offset by lower realized prices.
Revenue of Verzenio increased 1 percent in the U.S. Revenue outside the U.S. increased 20 percent, driven by volume growth.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Year Ended December 31,		Percent Change
	2025	2024
Gross margin	$54,127	$36,625	48
Gross margin as a percent of revenue	83.0%	81.3%
Research and development	$13,337	$10,991	21
Marketing, selling, and administrative	11,094	8,594	29
Acquired in-process research and development	2,910	3,280	(11)
Income taxes	5,091	2,090	144
Effective tax rate	19.8%	16.5%
Gross margin as a percent of revenue in 2025 increased 1.7 percentage points compared with 2024, primarily driven by favorable product mix and improved cost of production, partially offset by lower realized prices.
Research and development expenses increased 21 percent in 2025, primarily driven by continued investments in our early and late-stage portfolio.
Marketing, selling, and administrative expenses increased 29 percent in 2025, primarily driven by promotional efforts supporting ongoing and planned launches.
Acquired in-process research and development (IPR&D) charges recognized in 2025 were primarily related to the acquisitions of Scorpion Therapeutics, Inc.'s (Scorpion) PI3Kα inhibitor program STX-478 and of SiteOne Therapeutics, Inc. (SiteOne). Acquired IPR&D charges recognized in 2024 were primarily related to the acquisition of Morphic Holding, Inc. (Morphic). See Note 4 to the consolidated financial statements for additional information.
Our effective tax rate was 19.8 percent in 2025 compared with an effective tax rate of 16.5 percent in 2024, primarily driven by unfavorable impacts related to the jurisdictional mix of earnings and U.S. tax law changes in 2025 relative to 2024. The effective tax rates for both periods were unfavorably impacted by non-deductible acquired IPR&D charges, with a larger impact occurring in 2024. See Note 14 to the consolidated financial statements for additional information.
Operating Results—2024
For a discussion of our results of operations pertaining to 2024 and 2023 see Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Our management continuously evaluates our liquidity and capital resources, including our access to external capital, to ensure we can adequately and efficiently finance our capital requirements. As of December 31, 2025, our material cash requirements primarily related to purchases of goods and services to produce our products and conduct our operations, income tax payments, capital expenditures, dividends, milestone and royalty payments, business development activities, share repurchases and repayment of outstanding borrowings (see Notes 14, 3, 4, 13, and 11 to the consolidated financial statements). We anticipate our cash requirements related to ordinary course purchases of goods and services will be consistent with our past levels relative to revenues.
Capital expenditures were $7.8 billion during 2025, compared to $5.1 billion in 2024. We are making investments in global facilities to manufacture existing and future products. These investments, and other capital investments that support our operations, have increased our capital expenditures and will result in meaningfully higher capital expenditures in the near term.
As we expand our manufacturing capacity in order to meet existing and expected demand of our medicines, we have entered, and expect to continue to enter, into various agreements for contract manufacturing and for supply of materials. Executed agreements related to our medicines in development could, under certain circumstances, require us to pay up to approximately $10 billion if we do not purchase specified amounts of goods or services over the durations of the agreements, which are generally up to 8 years.
Cash and cash equivalents increased to $7.3 billion as of December 31, 2025, compared with $3.3 billion at December 31, 2024. Net cash provided by operating activities increased to $16.8 billion in 2025, compared with $8.8 billion in 2024. Refer to the consolidated statements of cash flows for additional information on the significant sources and uses of cash for the years ended December 31, 2025 and 2024.
In addition to our cash and cash equivalents, we held total investments of $2.9 billion and $3.4 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025, we had approximately $902 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years. See Note 7 to the consolidated financial statements for additional information.
We paid $3.0 billion in 2025 for acquired IPR&D primarily related to the acquisitions of Scorpion's PI3Kα inhibitor program STX-478 and of SiteOne. We paid $3.3 billion in 2024 for acquired IPR&D primarily related to the acquisition of Morphic. See Note 4 to the consolidated financial statements for additional information.
As part of our business development activities in 2026, we have entered into acquisition agreements, subject to closing conditions. Potential amounts payable at closing for these pending acquisitions would be less than $3 billion.
As of December 31, 2025, total debt was $42.5 billion, an increase of $8.9 billion compared with $33.6 billion at December 31, 2024. See Note 11 to the consolidated financial statements for additional information.
As of December 31, 2025, we had a total of $10.1 billion of unused committed bank credit facilities, $10.0 billion of which is available to support our commercial paper program. See Note 11 to the consolidated financial statements for additional information. We believe that amounts accessible through existing commercial paper markets should be adequate to fund short-term borrowing needs.

Dividends of $6.00 per share and $5.20 per share were paid in 2025 and 2024, respectively. The quarterly dividend was increased to $1.73 per share effective for the dividend to be paid in the first quarter of 2026, resulting in an indicated annual rate for 2026 of $6.92 per share.
In 2025, we repurchased $4.1 billion of shares under our $15.0 billion share repurchase program that our board authorized in December 2024. As of December 31, 2025, we had $10.9 billion remaining under this program. See Note 13 to the consolidated financial statements for additional information.
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
Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest-rate exposures, we may enter into derivative contracts to achieve an acceptable balance between fixed- and floating-rate debt or to reduce cash flow variability from changes in interest rates as part of anticipated debt issuances. Based on our overall interest rate exposure at December 31, 2025 and 2024, including derivatives and other interest rate risk-sensitive instruments, a hypothetical 10 percent change in interest rates applied to the fair value of the instruments as of December 31, 2025 and 2024, respectively, would not have a material impact on earnings, cash flows, or fair values of interest rate risk-sensitive instruments over a one-year period.
Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, Chinese yuan, and British pound sterling. We face foreign currency exchange exposures when we enter into transactions arising from subsidiary trade and loan payables and receivables denominated in foreign currencies. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. We in some cases enter into foreign currency forward or option derivative contracts to reduce the effect of fluctuating currency exchange rates. Our corporate risk-management policy outlines the minimum and maximum hedge coverage of such exposures. Gains and losses on these derivative contracts offset, in part, the impact of currency fluctuations on the existing assets and liabilities. We periodically analyze the fair values of the outstanding foreign currency derivative contracts to determine their sensitivity to changes in foreign exchange rates. As of December 31, 2025 and 2024, a hypothetical 10 percent change in currency exchange rates (primarily against the U.S. dollar) applied to the fair values of our outstanding foreign currency derivative contracts and the underlying assets and liabilities would not have a material impact on earnings, cash flows, or financial position over a one-year period.
Our fair value risk exposure relates primarily to our public equity investments and to our equity investments that do not have readily determinable fair values. As of December 31, 2025 and 2024, a hypothetical 10 percent change in fair value of the equity instruments would not have a material impact on earnings, cash flows, or financial position over a one-year period.
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

Individually, these arrangements are generally not material in any one annual reporting period. However, if milestones for multiple products covered by these arrangements were reached in the same reporting period, the aggregate expense or aggregate milestone payments made could be material to our results of operations or cash flows, respectively, in that period. See Note 3 to the consolidated financial statements for additional information. These arrangements often give us the discretion to unilaterally terminate development of the product, which would allow us to avoid making the contingent payments; however, we are unlikely to cease development if the compound successfully achieves milestone objectives. We view these payments as positive because they signify that the product is successfully moving through development and is now generating or is more likely to generate cash flows from sales of products.
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
Revenue Recognition and Sales Rebate, Discount, and Return Accruals
Background and Uncertainties
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. For product sales to customers, provisions for rebates, discounts, and returns are established in the same period the related product sales are recognized. Contracts with direct and indirect customers may provide for various rebates and discounts, which we estimate as a reduction of net product revenue at the time we recognize a sale to a direct customer. Significant judgments are required in making these estimates. The largest of our sales rebate and discount amounts include rebates associated with sales covered by managed care, Medicare, Medicaid, and chargeback programs, as well as reductions in revenue related to our patient assistance programs, in the U.S. In determining the appropriate accrual amount, we consider our historical payments for these programs by product as a percentage of our historical sales, any significant changes in sales trends, an evaluation of the current contracts for these programs, the percentage of our products that are sold via these programs, and our product pricing. Since there is a timing lag between the product sale and the settlement of accruals related to these programs, our net product revenue may incorporate revisions of accruals for several periods.
Refer to Note 2 to the consolidated financial statements for further information on revenue recognition and sales return, rebate, and discount accruals.
Revenue recognized from collaborations and other arrangements includes our share of profits from the collaborations, as well as royalties, upfront and milestone payments we receive under these types of contracts.

Financial Statement Impact
We believe that our accruals for sales rebates, discounts, and returns are reasonable and appropriate based on current facts and circumstances. Our rebate and discount liabilities are included in sales rebates and discounts on our consolidated balance sheet. Our sales return liability is included in other current liabilities and other noncurrent liabilities on our consolidated balance sheet. As of December 31, 2025, a 5 percent change in our consolidated sales return, rebate, and discount liability would result in a change in revenue of approximately $897 million.
The portion of our consolidated sales rebate, discount, and return liability balances resulting from sales of our products in the U.S. was approximately 87 percent and 90 percent as of December 31, 2025 and 2024, respectively.
The following represents a roll-forward of our most significant U.S. sales rebate, discount, and return liability balances, including managed care, Medicare, Medicaid, chargeback, and patient assistance programs:

	2025	2024
Sales rebate, discount, and return liabilities, beginning of year	$10,313	$10,668
Reduction of net sales(1)	62,135	41,452
Cash payments	(57,299)	(41,807)
Sales rebate, discount, and return liabilities, end of year	$15,148	$10,313
(1) Adjustments of the estimates for these rebates, discounts, and returns to actual results were less than 2 percent of consolidated revenue for each of the years presented.
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
We also consider the insurance coverage we have to diminish the exposure for periods covered by insurance. In assessing our insurance coverage, we consider the policy coverage limits and exclusions, the potential for denial of coverage by the insurance company, the financial condition of the insurers, and the possibility of and length of time for collection. The ability to insure against such exposures is limited, and due to a very restrictive market for liability insurance we are predominantly self-insured for liability losses for all our currently and previously marketed products. In addition to insurance coverage, we consider any third-party indemnification to which we are entitled or under which we are obligated. With respect to our third-party indemnification rights, these considerations include the nature of the indemnification, the financial condition of the indemnifying party, and the possibility of and length of time for collection.
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
If the acquired set of activities and assets meets the definition of a business, assets acquired and liabilities assumed are required to be recorded at their respective fair values on our consolidated balance sheet as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets, where applicable, is recorded as goodwill. If the acquired set of activities and assets does not meet the definition of a business, the transaction is recorded as an acquisition of assets and, therefore, any acquired IPR&D that does not have an alternative future use is charged to acquired IPR&D on our consolidated statement of operations at the acquisition date, and goodwill is not recorded. See Note 4 to the consolidated financial statements for additional information.
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
The fair value of any contingent consideration liability that results from a business combination is primarily determined using a discounted cash flow analysis. Estimating the fair value of contingent consideration requires the use of significant estimates and judgments, including, but not limited to, probability of technical success, timing of the potential milestone event, and the discount rate.
Financial Statement Impact
As of December 31, 2025, a 5 percent change in the contingent consideration liabilities would not result in a material impact on earnings or financial position.
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
Financial Statement Impact
As of December 31, 2025, a 5 percent change in the amount of uncertain tax positions and the valuation allowance would result in a change in net income of $160 million and $61 million, respectively.
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

Item 8.Financial Statements and Supplementary Data
Consolidated Statements of Operations
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$65,179	$45,043	$34,124
Costs, expenses, and other:
Cost of sales	11,052	8,418	7,082
Research and development	13,337	10,991	9,313
Marketing, selling, and administrative	11,094	8,594	7,404
Acquired in-process research and development	2,910	3,280	3,800
Asset impairment, restructuring, and other special charges	484	861	68
Other—net, (income) expense	571	219	(97)
	39,448	32,363	27,570
Income before income taxes	25,731	12,680	6,554
Income taxes	5,091	2,090	1,314
Net income	$20,640	$10,590	$5,240

Earnings per share:
Basic	$23.00	$11.76	$5.82
Diluted	$22.95	$11.71	$5.80

Shares used in calculation of earnings per share:
Basic	897.3	900.6	900.2
Diluted	899.3	904.1	903.3
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$20,640	$10,590	$5,240
Other comprehensive income (loss), net of taxes:
Foreign currency translation	1,241	(571)	55
Retirement benefit plans	192	519	(635)
Other	9	57	98
Total other comprehensive income (loss)	1,442	5	(482)
Comprehensive income	$22,082	$10,595	$4,758
See notes to consolidated financial statements.

Consolidated Balance Sheets
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions)

	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$7,268	$3,268
Accounts receivable	17,760	11,006
Other receivables	2,395	2,270
Inventories	13,744	7,589
Prepaid expenses	14,315	8,341
Other current assets	147	266
Total current assets	55,629	32,740
Noncurrent Assets
Investments	2,802	3,216
Goodwill	5,898	5,770
Other intangibles, net	6,521	6,166
Deferred tax assets	9,959	8,001
Property and equipment, net	24,675	17,102
Other noncurrent assets	6,992	5,720
Total assets	$112,476	$78,715
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$1,635	$5,117
Accounts payable	5,379	3,229
Employee compensation	2,375	2,094
Sales rebates and discounts	17,382	11,539
Other current liabilities	8,457	6,397
Total current liabilities	35,228	28,376
Noncurrent Liabilities
Long-term debt	40,868	28,527
Long-term income taxes payable	5,875	4,061
Other noncurrent liabilities	3,970	3,479
Total noncurrent liabilities	50,713	36,067
Commitments and Contingencies
Equity
Common stock—no par value Authorized shares: 3,200.0 Issued shares: 944.8 (2025) and 947.9 (2024)	590	592
Additional paid-in capital	7,346	7,439
Retained earnings	24,470	13,545
Employee benefit trust	(3,013)	(3,013)
Accumulated other comprehensive loss	(2,880)	(4,322)
Other equity	22	31
Total equity	26,535	14,272
Total liabilities and equity	$112,476	$78,715
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars and shares in millions, except per-share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Employee Benefit Trust	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at January 1, 2023	950.6	$594	$6,921	$10,043	$(3,013)	$(3,845)
Net income				5,240
Other comprehensive loss, net of tax						(482)
Cash dividends declared per share: $4.69				(4,221)
Purchases of common stock	(2.3)	(1)		(749)
Issuance of stock under employee stock plans, net	1.5	1	(300)
Stock-based compensation			629
Other				(1)
Balance at December 31, 2023	949.8	594	7,250	10,312	(3,013)	(4,327)
Net income				10,590
Other comprehensive income, net of tax						5
Cash dividends declared per share: $5.40				(4,857)
Purchases of common stock	(3.0)	(2)		(2,498)
Issuance of stock under employee stock plans, net	1.1	—	(457)
Stock-based compensation			646
Other				(2)
Balance at December 31, 2024	947.9	592	7,439	13,545	(3,013)	(4,322)
Net income				20,640
Other comprehensive income, net of tax						1,442
Cash dividends declared per share: $6.23				(5,586)
Purchases of common stock	(4.8)	(3)		(4,105)
Issuance of stock under employee stock plans, net	1.7	1	(719)
Stock-based compensation			626
Other				(24)
Balance at December 31, 2025	944.8	$590	$7,346	$24,470	$(3,013)	$(2,880)
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
ELI LILLY AND COMPANY AND SUBSIDIARIES
(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$20,640	$10,590	$5,240
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	1,997	1,767	1,527
Change in deferred income taxes	(1,707)	(2,683)	(2,341)
Stock-based compensation expense	626	646	629
Gains on sale of product rights	(180)	(224)	(1,879)
Acquired in-process research and development	2,910	3,280	3,800
Other operating activities, net	620	826	319
Other changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables—(increase) decrease	(7,000)	(2,155)	(2,451)
Inventories—(increase) decrease	(4,671)	(2,507)	(1,425)
Prepaid expenses and other assets—(increase) decrease	(6,609)	(3,331)	(3,453)
Accounts payable and other liabilities—increase (decrease)	10,187	2,609	4,274
Net Cash Provided by Operating Activities	16,813	8,818	4,240
Cash Flows from Investing Activities
Purchases of property and equipment	(7,841)	(5,058)	(3,448)
Proceeds from sales of and distributions from noncurrent investments	964	374	508
Purchases of noncurrent investments	(645)	(677)	(731)
Proceeds from sale of product rights	218	601	1,604
Purchases of in-process research and development	(3,008)	(3,346)	(3,944)
Cash paid for acquisitions, net of cash acquired	(661)	(948)	(1,044)
Other investing activities, net	1	(248)	(98)
Net Cash Used for Investing Activities	(10,972)	(9,302)	(7,153)
Cash Flows from Financing Activities
Dividends paid	(5,384)	(4,680)	(4,069)
Net change in short-term borrowings	(4,338)	(1,852)	4,691
Proceeds from issuance of long-term debt	13,167	11,417	3,959
Repayments of long-term debt	(778)	(664)	—
Purchases of common stock	(4,108)	(2,500)	(750)
Other financing activities, net	(772)	(491)	(335)
Net Cash Provided by (Used for) Financing Activities	(2,213)	1,230	3,496
Effect of exchange rate changes on cash and cash equivalents	372	(297)	169
Net increase in cash and cash equivalents	4,000	449	752
Cash and cash equivalents at beginning of year	3,268	2,819	2,067
Cash and Cash Equivalents at End of Year	$7,268	$3,268	$2,819
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates. We issued our financial statements by filing them with the Securities and Exchange Commission (SEC) and have evaluated subsequent events up to the time of the filing of this Annual Report on Form 10-K.
We operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, and sales of pharmaceutical products worldwide. A global research and development organization and a supply chain organization are responsible for the discovery, development, manufacturing, and supply of our products. Our commercial organizations market, distribute, and sell the products. The business is also supported by global corporate staff functions. See Note 17 for additional information.
Research and Development Expenses and Acquired IPR&D
Research and development costs are expensed as incurred. Research and development costs consist of expenses incurred in performing research and development activities, including but not limited to, compensation and benefits, facilities and overhead expense, clinical trial expense and fees paid to contract research organizations.
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
Advertising Expenses
Costs associated with advertising are expensed as incurred and are generally included in marketing, selling, and administrative expenses. Global advertising expenses, comprised primarily of online marketing and television advertising, totaled $2.9 billion, $1.4 billion, and $1.1 billion in 2025, 2024, and 2023, respectively, which were less than 5 percent of revenue each year.

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
Implementation of New Financial Accounting Standards
Effective January 1, 2025, we prospectively adopted Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires incremental disaggregation pertaining to the effective tax rate reconciliation and income taxes paid. See Note 14 for the income tax disclosures as required by Topic 740, as amended by ASU 2023-09.
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

Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated statements of operations:

	2025	2024	2023
Net product revenue	$60,958	$40,748	$28,814
Collaboration and other revenue	4,221	4,295	5,310
Revenue	$65,179	$45,043	$34,124
We recognize revenue primarily from two different types of contracts, product sales to customers (net product revenue) and collaborations and other arrangements. Revenue recognized from collaborations and other arrangements includes our share of profits from the collaborations, as well as royalties, upfront and milestone payments we receive under these types of contracts. See Note 3 for additional information related to our collaborations and other arrangements. Collaboration and other revenue disclosed above includes the revenue resulting from our collaboration with Boehringer Ingelheim, as well as the sale of product rights. Substantially all of the remainder of collaboration and other revenue is related to contracts accounted for as contracts with customers.
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
Most of our products are sold to wholesalers that serve pharmacies, physicians and other healthcare professionals, and hospitals. For the years ended December 31, 2025, 2024, and 2023, our three largest wholesalers each accounted for between 16 percent and 24 percent of consolidated revenue. Further, they each accounted for between 20 percent and 29 percent of accounts receivable as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, our allowance for doubtful accounts was not material.

Significant judgments must be made in determining the transaction price for our sales of products related to anticipated rebates, discounts, and returns. The following describe the most significant of these judgments:
Sales Rebates and Discounts - Background and Uncertainties
•We initially invoice our customers at contractual list prices. Contracts with direct and indirect customers may provide for various rebates and discounts, which we estimate as a reduction of product revenue at the time we recognize a sale to a direct customer. We estimate these accruals using an expected value approach. Since there is often a timing lag between the product sale and the settlement of accruals relating to these programs, our net product revenue may incorporate revisions of accruals for several periods.
•In the U.S., the largest of our sales rebate and discount amounts include rebates associated with sales covered by managed care, Medicare, Medicaid, and chargeback programs, as well as reductions in revenue related to our patient assistance programs. In determining the appropriate accrual amount, we consider our historical payments for these programs by product as a percentage of our historical sales, any significant changes in sales trends, an evaluation of the current contracts for these programs, the percentage of our products that are sold via these programs, and our product pricing.
•Most of our rebates outside the U.S. are contractual or legislatively mandated. Contractual rebates are generally provided as part of reimbursement programs for products. Government rebates are generally based on the anticipated budget for pharmaceutical payments in the country.
Sales Returns - Background and Uncertainties
•When product sales occur, to determine the appropriate transaction price for our sales, we estimate a reserve for future product returns related to those sales using an expected value approach. This estimate is based on several factors, including: historical return rates, expiration date by product, estimated levels of inventory in the wholesale and retail channels, patent exclusivity, product recalls and discontinuations, or a changing competitive environment. We record the return amounts as a deduction to arrive at our net product revenue. Actual U.S. product returns have been less than 1 percent of our U.S. revenue during each of the past three years.
Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant U.S. sales returns, rebates, and discounts liability balances for products shipped in previous periods were less than 1 percent, 3 percent, and 1 percent of U.S. revenue during the years ended December 31, 2025, 2024, and 2023, respectively.
Collaboration and Other Arrangements
We recognize several types of revenue from our collaborations and other arrangements, which we discuss in general terms immediately below and more specifically in Note 3 for each of our significant collaborations and other arrangements. Our collaborations and other arrangements are evaluated to determine if the arrangements in their entirety, or contain aspects that, are contracts with customers.
Royalty revenue from licensees and certain of our collaboration partners, which is based on sales to third parties of licensed products and technology, is recorded when the third-party sale occurs and the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). This royalty revenue is included in collaboration and other revenue.
The net gain or loss related to the sale of rights of a product is included in collaboration and other revenue when control of the asset transfers to the other party. For arrangements that involve variable consideration where we have sold intellectual property, we recognize revenue based on estimates of the amount of consideration we believe we will be entitled to receive from the other party, but only to the extent a significant reversal in the amount of revenue recognized is not probable of occurring when the uncertainties associated with the variable consideration are subsequently resolved. Significant judgments must be made in determining the transaction price for our sales of intellectual property. Because of the risk that products in development will not receive regulatory approval, we generally do not recognize any contingent payments that would be due to us upon or after regulatory approval.

Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product:

	U.S.			Outside U.S.
	2025	2024	2023	2025	2024	2023
Cardiometabolic Health:
Mounjaro	$13,651	$8,950	$4,834	$9,315	$2,590	$329
Zepbound(1)	13,484	4,926	176	58	—	—
Trulicity	2,914	3,694	5,433	1,362	1,560	1,699
Jardiance(2)	1,582	1,598	1,600	1,849	1,743	1,144
Other cardiometabolic health	2,233	2,682	2,738	1,773	1,778	1,715
Total cardiometabolic health	33,864	21,850	14,781	14,357	7,671	4,887

Oncology:
Verzenio	3,464	3,421	2,509	2,259	1,886	1,354
Other oncology	1,888	1,615	1,288	1,765	1,831	1,507
Total oncology	5,352	5,036	3,797	4,024	3,717	2,861

Immunology:
Taltz	2,333	2,152	1,832	1,230	1,108	928
Other immunology	631	306	226	1,053	827	812
Total immunology	2,964	2,458	2,058	2,283	1,935	1,740

Neuroscience	997	780	696	394	694	2,183

Other	304	251	459	639	652	663

Revenue	$43,481	$30,375	$21,791	$21,698	$14,668	$12,333
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
The following table summarizes revenue by geographical area:

	2025	2024	2023
Revenue(1):
U.S.	$43,481	$30,375	$21,791
Europe	11,558	6,921	6,175
Japan	2,132	1,815	1,673
China	1,951	1,660	1,540
Rest of world	6,057	4,271	2,946
Revenue	$65,179	$45,043	$34,124
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
Boehringer Ingelheim Collaboration
We and Boehringer Ingelheim have a global agreement to jointly develop and commercialize a portfolio of compounds. Boehringer Ingelheim's Jardiance product family, which includes Glyxambi, Synjardy, and Trijardy XR, is the significant product family included in the collaboration.
For the Jardiance product family in the most significant markets, which remains in the collaboration through December 31, 2028, we receive a share of net sales depending on performance of the product, which we recognize as collaboration and other revenue. The following table summarizes our revenue recognized:

	2025	2024	2023
Jardiance	$3,432	$3,341	$2,745
In 2025 and 2024, we and Boehringer Ingelheim entered into amendments to our collaboration to adjust commercialization responsibilities for the Jardiance product family in certain markets, resulting in our recognition of one-time benefits of $370 million and $300 million as Jardiance revenue during the years ended December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025, we recognized a $200 million sales-based milestone for Jardiance. As of December 31, 2025, we have the right to receive up to $910 million in potential sales-based milestones related to the Jardiance product family in certain markets in 2026.
Ebglyss
We have a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab, which is branded and trademarked as Ebglyss. Roche receives tiered royalty payments on worldwide net sales ranging in percentages from high single digits to high teens, which we recognize as cost of sales. As of December 31, 2025, Roche is eligible to receive additional payments from us, including up to $975 million in potential sales-based milestones.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize Ebglyss, for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis in Europe. We receive tiered royalty payments on net sales in Europe ranging in percentages from low double digits to low twenties, which we recognize as collaboration and other revenue. As of December 31, 2025, we are eligible to receive additional payments up to $1.2 billion in a series of sales-based milestones.
Orforglipron
We have a license agreement with Chugai Pharmaceutical Co., Ltd (Chugai), which provides us with the worldwide development and commercialization rights to orforglipron. In addition to milestone payment rights which are not material, Chugai has the right to receive tiered royalty payments on future worldwide net sales from mid single digits to low teens if the product is successfully commercialized.

Divestitures
In 2023, we sold the rights for the olanzapine portfolio, including Zyprexa, a neuroscience product, to Cheplapharm Arzneimittel GmbH, a European company. During the year ended December 31, 2023, we recognized $1.4 billion in revenue primarily related to the net gain on the sale of rights for the olanzapine portfolio.
In 2023, we sold the rights for Baqsimi, a cardiometabolic health product, to Amphastar Pharmaceuticals, Inc. During the year ended December 31, 2023, we recognized $579 million in revenue primarily related to the net gain on the sale of rights for Baqsimi. As of December 31, 2025, we are eligible to receive payments of up to $450 million in a series of sales-based milestones.

Note 4: Acquisitions
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
Verve Acquisition
Overview of Transaction
In July 2025, we acquired all shares of Verve Therapeutics, Inc. (Verve) for a purchase price of $10.50 per share in cash (or an aggregate of $549 million, net of cash acquired), plus one non-tradeable contingent value right (CVR) per share that entitles the holder to receive up to an additional $3.00 per share (or an aggregate of up to approximately $300 million) payable, subject to certain terms and conditions, upon the achievement of a certain specified milestone. Verve is developing genetic medicines for cardiovascular disease.
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

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at July 25, 2025
Cash	$389
Acquired IPR&D(1)	608
Goodwill(2)	127
Other assets and liabilities, net	39
Acquisition date fair value of consideration transferred	1,163
Less:
Cash acquired	(389)
Fair value of CVR liability	(177)
Fair value of equity interest in Verve held before the business combination	(48)
Cash paid, net of cash acquired	$549
(1) Acquired IPR&D intangibles primarily relate to VERVE-102 (PCSK9 Editor).
(2) The goodwill recognized from this acquisition is primarily attributable to future unidentified projects and products and the assembled workforce for Verve, which is not deductible for tax purposes.
Manufacturing Facility Acquisition
Overview of Transaction
In May 2024, we acquired NexPharm Parent HoldCo, LLC and Isopro Holdings, LLC, which together own the assets of a manufacturing site in Wisconsin, for a purchase price of $925 million, net of cash acquired. The facility expands our global parenteral (injectable) product manufacturing network.
Assets Acquired and Liabilities Assumed
In connection with this acquisition, we recognized $817 million of goodwill, which is primarily attributable to the synergies between the manufacturing capabilities of the site and our products as well as the assembled workforce of the site and is deductible for tax purposes, as well as $109 million of property and equipment.
POINT Acquisition
Overview of Transaction
In December 2023, we acquired all shares of POINT Biopharma Global Inc. (POINT) for a purchase price of $12.50 per share in cash (or an aggregate of $1.0 billion, net of cash acquired). POINT has capabilities in radiopharmaceutical discovery, development, and manufacturing efforts, as well as clinical and pre-clinical radioligand therapies in development for the treatment of cancer.
Assets Acquired and Liabilities Assumed
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at December 27, 2023
Cash	$303
Acquired IPR&D	196
Goodwill(1)	854
Other assets and liabilities, net	(14)
Acquisition date fair value of consideration transferred	1,339
Less:
Cash acquired	(303)
Cash paid, net of cash acquired	$1,036
(1) The goodwill recognized from this acquisition is primarily attributable to the radiopharmaceutical discovery, development, and manufacturing capabilities and the assembled workforce for POINT, which is not deductible for tax purposes.

Asset Acquisitions
Upon each asset acquisition, the cost allocated to acquired IPR&D was immediately expensed as acquired IPR&D if the compound had no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound were expensed as acquired IPR&D when the event triggering an obligation to pay the milestone occurred. We recognized acquired IPR&D charges of $2.9 billion, $3.3 billion, and $3.8 billion for the years ended December 31, 2025, 2024, and 2023, respectively. The following table summarizes our significant acquired IPR&D charges during 2025, 2024, and 2023.

Counterparty	Compound, Therapy, or Asset	Acquisition Month	Phase of Development(1)	Acquired IPR&D Charge
SiteOne	STC-004, Nav1.8 inhibitor for the treatment of pain	July 2025	Phase 1	$494
Scorpion	STX-478, PI3Kα inhibitor for the treatment of breast cancer and other advanced solid tumors	March 2025	Phase 1	1,412

Morphic	MORF-057, inhibitor of α4β7 integrin for the treatment of inflammatory bowel disease	August 2024	Phase 2	2,549

DICE Therapeutics, Inc. (DICE)	DC-806, an oral IL-17 inhibitor for the treatment of chronic diseases in immunology(2)	August 2023	Phase 2	1,916
Versanis Bio, Inc. (Versanis)	Bimagrumab, a monoclonal antibody for the treatment of people living with obesity and obesity-related complications	August 2023	Phase 2	604
Emergence Therapeutics AG (Emergence)	ETx-22, a Nectin-4 antibody-drug conjugate for the treatment of urothelial cancer	August 2023	Pre-clinical	407
(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.
(2) In 2024, we discontinued development of this molecule in favor of another molecule in development.

Note 5: Asset Impairment, Restructuring, and Other Special Charges
Asset impairment, restructuring, and other special charges were $484 million, $861 million, and $68 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Asset impairment, restructuring, and other special charges recognized during the year ended December 31, 2025 were primarily related to a litigation charge and acquisition and integration costs associated with the acquisition of Verve. Asset impairment, restructuring, and other special charges recognized during the year ended December 31, 2024 were primarily related to a litigation charge and an intangible asset impairment for Vitrakvi, driven by expected commercial projections.
See Note 4 for additional information related to our acquisition of Verve and Note 16 for additional information related to litigation charges.

Note 6: Inventories
We use the last-in, first-out (LIFO) method for the majority of our inventories located in the continental U.S., which results in a better matching of costs and revenues. Other inventories are valued by the first-in, first-out (FIFO) method. FIFO cost approximates current replacement cost. Inventories measured using LIFO must be valued at the lower of cost or market. Inventories measured using FIFO must be valued at the lower of cost or net realizable value.
Inventories at December 31 consisted of the following:

	2025	2024
Finished products	$1,931	$1,221
Work in process	8,183	3,979
Raw materials and supplies	3,587	2,326
Total (approximates replacement cost)	13,701	7,526
Increase to LIFO cost	43	63
Inventories	$13,744	$7,589
Inventories valued under the LIFO method comprised $5.8 billion and $2.7 billion of total inventories at December 31, 2025 and 2024, respectively.
When we believe that future commercialization is probable and the future economic benefit is expected to be realized, we capitalize pre-launch inventory prior to regulatory approval. A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, viability of commercialization, and marketplace trends. Pre-launch inventories capitalized as of December 31, 2025 were $1.5 billion, primarily related to orforglipron.

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

Fair Value of Investments
The following table summarizes certain fair value information at December 31, 2025 and 2024 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
December 31, 2025
Cash equivalents(1)	$4,392	$4,392	$4,392	$—	$—	$4,392
Short-term investments:
Available-for-sale debt securities(2)	$16	$16	$9	$7	$—	$16
Other securities	89	89	—	12	78	89
Short-term investments	$105
Noncurrent investments:
Available-for-sale debt securities(2)	$360	$368	$69	$291	$—	$360
Other securities	85	54	—	2	83	85
Marketable equity securities	223	292	223	—	—	223
Equity investments without readily determinable fair values(3)	846
Equity method investments(3)	1,288
Noncurrent investments	$2,802

December 31, 2024
Cash equivalents(1)	$1,507	$1,507	$1,494	$13	$—	$1,507
Short-term investments:
Available-for-sale debt securities(2)	$95	$95	$29	$66	$—	$95
Other securities	60	60	—	17	43	60
Short-term investments	$155
Noncurrent investments:
Available-for-sale debt securities(2)	$573	$616	$140	$433	$—	$573
Other securities	150	103	—	6	144	150
Marketable equity securities	486	495	486	—	—	486
Equity investments without readily determinable fair values(3)	864
Equity method investments(3)	1,143
Noncurrent investments	$3,216
(1) We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The cost of these investments approximates fair value.
(2) For available-for-sale debt securities, amounts disclosed represent the securities' amortized cost.
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

Debt
Fair Value of Debt
The following table summarizes the carrying amount and fair value using Level 2 inputs for our short-term and long-term debt as of December 31:

	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term commercial paper borrowings	$—	$—	$4,338	$4,319
Long-term debt, including current portion	42,503	39,799	29,307	26,249
Risk Management and Related Financial Instruments
To manage foreign currency and interest rate risk, we may enter into derivative instruments intended to offset losses and gains on the assets, liabilities, and transactions being hedged. Such instruments are entered into in accordance with documented corporate risk-management policies. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis. Derivative instruments are recorded at fair value, with gains and losses recognized as follows:
•For derivative instruments designated as fair value hedges, gains and losses are recognized in earnings to offset the respective losses and gains recognized on the underlying exposure.
•For derivative instruments designated as cash flow hedges, gains and losses are reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as an offset in the same period the hedged transaction affects earnings.
•For derivative and non-derivative instruments designated as net investment hedges, gains and losses are reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings upon the sale or substantial liquidation of our net investments.
•For derivative contracts not designated as hedging instruments, gains and losses are recognized in earnings to offset the respective losses and gains recognized on the underlying exposure.
Cash settlements of our derivative instruments are classified as operating activities in our consolidated statements of cash flows.
Foreign Currency Risk
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, Chinese yuan, and British pound sterling. We manage foreign currency risk primarily through the use of foreign currency debt and foreign currency forward contracts. Our foreign currency-denominated notes designated as accounting hedges had carrying amounts of $6.0 billion and $5.3 billion as of December 31, 2025 and 2024, respectively. Below summarizes the aggregate outstanding notional amounts of our foreign currency forward contracts in U.S. dollar equivalent as of December 31:

	2025		2024
	Purchase	Sell	Purchase	Sell
Designated as accounting hedges	$67	$—	$8,909	$—
Not designated as accounting hedges	14,281	9,264	8,755	8,848
Forward contracts generally have maturities not exceeding 12 months.
Interest Rate Risk
In the normal course of business, our operations are exposed to fluctuations in interest rates which can vary the costs of financing, investing, and operating. Our primary interest-rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest-rate exposures, we may enter into derivative contracts to achieve an acceptable balance between fixed- and floating-rate debt or to reduce cash flow variability from changes in interest rates as part of anticipated debt issuances. For 2025, 2024, and 2023, the impact of our interest rate contracts on our consolidated financial statements was not material.

Credit Risk
Financial instruments that potentially subject us to credit risk include the following:
•Trade receivables: Wholesale distributors of our products account for a substantial portion of our trade receivables; collateral is generally not required. We seek to mitigate the risk through our ongoing credit-review procedures and insurance.
•Interest-bearing investments: In accordance with documented corporate risk-management policies, we monitor the amount of credit exposure to any one issuer based on credit rating of our counterparty.
•Derivatives: In accordance with documented corporate risk-management policies, we monitor the amount of credit exposure to any one counterparty based on the credit rating of our counterparty.
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
Impact of Significant Risk Management Programs on the Financial Statements
The following table summarizes the effects of significant risk-management programs:

	2025	2024	2023
Recognized in other–net, (income) expense:
Foreign currency forward contracts not designated as accounting hedges	$489	$288	$26
Recognized in other comprehensive income (loss):
Foreign currency-denominated notes:
Designated as accounting hedges	(690)	338	(220)
Foreign currency forward contracts:
Designated as accounting hedges	(643)	343	(107)
The following table summarizes the fair value of assets and liabilities on a gross basis for significant risk-management programs using Level 2 inputs as of December 31:

	2025	2024
Foreign currency forward contracts:
Designated as accounting hedges:
Other receivables	$—	$297
Not designated as accounting hedges:
Other receivables	39	40
Other current liabilities	(329)	(93)

Note 8: Goodwill and Other Intangibles
Goodwill
Goodwill results from excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually, or more frequently if impairment indicators are present, by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value to its carrying value is performed to determine the amount of any impairment. The change in goodwill during 2025 was primarily related to our acquisition of Verve. See Note 4 for additional information.
No impairments occurred with respect to the carrying value of goodwill for the years ended December 31, 2025, 2024, and 2023.
Other Intangibles
The components of intangible assets other than goodwill at December 31 were as follows:

	2025			2024
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Finite-lived intangible assets:
Marketed products	$7,916	$(2,963)	$4,952	$8,090	$(2,822)	$5,269
Indefinite-lived intangible assets:
Acquired IPR&D	1,569	—	1,569	898	—	898
Other intangibles	$9,485	$(2,963)	$6,521	$8,988	$(2,822)	$6,166
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
Acquired IPR&D consists of the fair values of acquired IPR&D projects acquired in business combinations, adjusted for subsequent impairments, if any. The costs of acquired IPR&D projects acquired directly in a transaction other than a business combination are capitalized as other intangible assets if the projects have an alternative future use; otherwise, they are expensed immediately. See Note 4 for significant acquired IPR&D projects that had no alternative future use.
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

Intangible assets with finite lives are capitalized and are amortized primarily to cost of sales over their estimated useful lives, ranging from one to 20 years. As of December 31, 2025, the remaining weighted-average amortization period for finite-lived intangible assets was approximately 11 years.
Amortization expense related to finite-lived intangible assets was as follows:

	2025	2024	2023
Amortization expense	$488	$553	$506
The estimated amortization expense for each of the next five years associated with our finite-lived intangible assets as of December 31, 2025 is as follows:

	2026	2027	2028	2029	2030
Estimated amortization expense	$488	$486	$480	$466	$432

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
At December 31, property and equipment consisted of the following:

	2025	2024
Land	$647	$382
Buildings	10,088	8,807
Equipment	13,486	11,458
Construction in progress	13,013	8,245
	37,235	28,891
Less accumulated depreciation	(12,560)	(11,789)
Property and equipment, net	$24,675	$17,102
Depreciation expense related to property and equipment was as follows:

	2025	2024	2023
Depreciation expense	$1,314	$1,058	$902
The following table summarizes long-lived assets by geographical area:

	2025	2024
Long-lived assets(1):
U.S. and Puerto Rico	$18,764	$13,402
Ireland	4,321	3,205
Rest of world	3,516	2,159
Long-lived assets	$26,601	$18,765
(1) Long-lived assets consist of property and equipment, net, operating lease assets, and unamortized computer software costs.

Note 10: Leases
We primarily have leases for corporate offices, research and development facilities, vehicles, and equipment. Information related to operating leases as of December 31 was as follows:

	2025	2024	Balance Sheet Classification
Operating lease right-of-use assets	$1,260	$1,050	Other noncurrent assets
Operating lease liabilities, current portion	222	176	Other current liabilities
Operating lease liabilities, noncurrent portion	1,140	971	Other noncurrent liabilities
Weighted-average remaining lease term	8 years	9 years
Weighted-average discount rate	4.7%	4.6%
We determine the lease term by assuming the exercise of any renewal and/or early-termination options that are reasonably assured. We generally use our incremental borrowing rate in determining the present value of lease payments.
Note 11: Borrowings
Debt at December 31 consisted of the following:

	Stated Interest Rate	2025	2024
Long-term notes:
Notes due 2025	2.750% - 7.125%	$—	$778
Notes due 2026	1.625% - 5.000%	1,632	1,529
Notes due 2027	3.100% - 5.500%	2,516	2,516
Notes due 2028	0.450% - 4.550%(1)	3,256	442
Notes due 2029	0.420% - 4.500%	3,077	3,076
Notes due 2030	2.125% - 4.750%	2,132	779
Notes due 2031 - 2040	0.500% - 6.770%	11,582	6,166
Notes due 2041 - 2050	0.970% - 4.650%	4,543	4,381
Notes due 2051 - 2060	1.125% - 5.550%	8,280	5,961
Notes due 2061 - 2070	1.375% - 5.650%	5,824	3,977
Other long term debt and adjustments		(339)	(298)
Short-term commercial paper borrowings		—	4,338
Total debt		42,503	33,644
Less current portion		(1,635)	(5,117)
Long-term debt		$40,868	$28,527
(1) Included in the 2028 tranche is $750 million of floating-rate notes issued in August 2025, with interest reset and paid quarterly using the Secured Overnight Financing Rate (SOFR) plus .530 percent.
The weighted-average effective borrowing rate on short-term commercial paper borrowings was 4.61 percent at December 31, 2024.
At December 31, 2025, we had $10.1 billion of unused committed bank credit facilities, which consisted primarily of a $4.0 billion credit facility that expires in December 2029 and a $6.0 billion 364-day facility that expires in August 2026, both of which are available to support our commercial paper program.

Below are the details of our issuances of long-term debt for the periods presented, from which the cash proceeds were used for business development activities and general business purposes, including the repayment of commercial paper:

Date of Issuance	Amount	Maturity	Stated Interest Rate
August 2025	$6,750	2028-2065	4.000%-5.650%(1)
February 2025	6,500	2028-2065	4.550%-5.600%
August 2024	5,000	2027-2064	4.150%-5.200%
February 2024	6,500	2027-2064	4.500%-5.100%
February 2023	4,000	2026-2063	4.700%-5.000%
(1) Included in the 2028 tranche is $750 million of floating-rate notes, with interest reset and paid quarterly using SOFR plus .530 percent.
The following table summarizes information related to interest on borrowings, net of capitalized interest:

	2025	2024	2023
Interest expense on borrowings	$895	$781	$486
Cash payments for interest on borrowings	633	578	404

Note 12: Stock-Based Compensation
Our stock-based compensation expense includes restricted stock units (RSUs), relative value awards (RVAs), shareholder value awards (SVAs), and performance awards (PAs). We recognize the fair value of stock-based compensation as expense over the requisite service period of the individual grantees, which generally equals the vesting period. Stock-based compensation expense was as follows:

	2025	2024	2023
Stock-based compensation expense	$626	$646	$629
As of December 31, 2025, the total estimated remaining unrecognized compensation cost of $554 million was primarily related to 2.3 million of nonvested RSUs and will be amortized over the weighted-average remaining requisite service period of 21 months. We provide newly issued shares of our common stock to satisfy the issuance of shares under our stock-based compensation awards. At December 31, 2025, stock-based compensation awards may be granted under the 2002 Lilly Stock Plan for not more than 42.4 million additional shares.
RSUs are granted to certain employees with a vesting period of typically three years. RSU shares are accounted for at fair value based upon the closing stock price on the date of grant.
RVAs are granted to officers and management. The number of shares actually issued, if any, varies depending on the growth of our stock price at the end of the three-year vesting period compared to our peers. We measure the fair value of the RVA unit on the grant date using a Monte Carlo simulation model.
SVAs have been granted to officers and management. The number of shares actually issued, if any, varies depending on our stock price at the end of the three-year vesting period compared to pre-established target stock prices. We measure the fair value of the SVA unit on the grant date using a Monte Carlo simulation model.
PAs were granted to officers and management prior to 2024, as we discontinued the program. The number of PA shares actually issued varied depending on the achievement of certain pre-established earnings-per-share targets over a two-year period. PA shares were accounted for at fair value based upon the closing stock price on the date of grant.
The following table summarizes the weighted-average grant date fair value per share:

	2025	2024	2023
RSUs	$844.85	$749.74	$339.30
RVAs	1,154.90	1,106.40	397.95
SVAs	1,056.09	1,030.87	349.63
PAs			335.86

For RVAs and SVAs, the Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model are based on implied volatilities from traded options on our stock, historical volatility of our stock price, historical volatility of our peers' stock price for RVAs, and other factors. Similarly, the dividend yield is based on historical experience and our estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.
The following table summarizes the assumptions used in determining the weighted-average grant date fair value for the RVAs and SVAs:

	RVAs			SVAs
	2025	2024	2023	2025	2024	2023
Expected dividend yield	0.70%	0.70%	1.07%	0.70%	0.70%	1.07%
Risk-free interest rate	4.21	4.26	4.08	4.21	4.26	4.08
Volatility	29.10	27.69	31.25	31.54	28.64	29.87

Note 13: Shareholders' Equity
In 2025, 2024, and 2023, we repurchased $4.1 billion, $2.5 billion, and $750 million, respectively, of shares associated with our share repurchase programs. As of December 31, 2025, we had $10.9 billion remaining under our $15.0 billion share repurchase program authorized in December 2024. We retire shares once we repurchase them.
We have 5 million authorized shares of preferred stock. As of December 31, 2025 and 2024, no preferred stock was issued.
We have an employee benefit trust that held 50 million shares of our common stock at both December 31, 2025 and 2024, to provide a source of funds to assist us in meeting our obligations under various employee benefit plans. The cost basis of the shares held in the trust was $3.0 billion at both December 31, 2025 and 2024, and is shown as a reduction of shareholders' equity. Any dividend transactions between us and the trust are eliminated. Stock held by the trust is not considered outstanding in the computation of EPS. The assets of the trust were not used to fund any of our obligations under these employee benefit plans during the years ended December 31, 2025, 2024, and 2023.
The following table summarizes the activity related to each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation(1)	Retirement Benefit Plans	Other	Accumulated Other Comprehensive Loss
Beginning balance at January 1, 2023	$(1,874)	$(2,062)	$91	$(3,845)
Other comprehensive income (loss)	55	(635)	98	(482)
Balance at December 31, 2023	(1,819)	(2,697)	189	(4,327)
Other comprehensive income (loss)	(571)	519	57	5
Balance at December 31, 2024	(2,390)	(2,179)	246	(4,322)
Other comprehensive income (loss)	1,241	192	9	1,442
Ending balance at December 31, 2025	$(1,149)	$(1,987)	$255	$(2,880)
(1) Includes the impact of foreign currency transactions designated as net investment hedges. See Note 7 for additional information.
Where our ownership of consolidated subsidiaries is less than 100 percent, the noncontrolling shareholders' interests are reflected in other equity as of December 31, 2025 and 2024 and are not material to our consolidated financial statements.

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
Following is the composition of income tax expense:

	2025	2024	2023
Current:
Domestic	$4,639	$3,343	$3,042
Foreign	2,159	1,430	613
Total current tax expense	6,798	4,773	3,655
Deferred:
Domestic	(1,149)	(2,210)	(2,375)
Foreign	(558)	(473)	34
Total deferred tax benefit	(1,707)	(2,683)	(2,341)
Income taxes	$5,091	$2,090	$1,314
Cash payments of U.S. federal, state, and foreign income taxes, net of refunds, were as follows:

	2025	2024	2023
Cash payments of income taxes(1)	$10,814	$6,562	$5,559
(1) 2025 included U.S. federal cash payments of $3.3 billion and cash payments to Ireland of $6.6 billion.
Cash payments of income taxes increased $4.3 billion in 2025 compared with 2024, driven primarily by a $4.2 billion increase in Ireland resulting from higher production activity to meet growing global demand for our medicines and a prior year tax payment. U.S. federal cash payments decreased from $3.8 billion in 2024 to $3.3 billion in 2025, driven primarily by immediate deductibility of U.S. research and development expenses, a prior year tax refund, and accelerated depreciation on U.S. capital investments, partially offset by higher U.S. income. Refer to the composition of income tax expense above regarding current income tax expense on current-year income.
At December 31, 2025 and 2024, prepaid expenses included prepaid taxes of $12.9 billion and $7.1 billion, respectively. Prepaid taxes largely reflect taxes paid on intercompany profit not yet recognized, primarily related to Ireland.
As of December 31, 2025, we have long-term income taxes payables of $1.1 billion that we expect to pay in 2027 and $4.8 billion that we cannot reasonably estimate the timing of future cash outflows.

Following is a reconciliation of the consolidated income tax expense applying the U.S. federal statutory rate to income before income taxes to the reported consolidated income tax expense for 2025:

	2025
	Amount(1)	Percent
U.S. federal statutory tax rate	$5,404	21.0%
Foreign tax effects:
Ireland
Statutory tax rate difference between Ireland and the U.S.	(346)	(1.3)%
Other	269	1.0%
Other foreign jurisdictions	(53)	(0.2)%
Effect of cross-border tax laws(2)
Foreign-derived intangible income	(334)	(1.3)%
Other	(149)	(0.5)%
Tax credits	(327)	(1.3)%
Nontaxable or nondeductible items:
Non-deductible acquired IPR&D(3)	442	1.7%
Other	(121)	(0.5)%
Other adjustments(4)	306	1.2%
Income taxes	$5,091	19.8%
(1) Unrecognized tax benefits related to the current year are presented on a net basis in the category where the tax position is presented.
(2) The effect of cross-border tax laws includes the tax effects of both the cross-border tax and the related foreign tax credit allowed.
(3) Non-deductible acquired IPR&D was primarily related to the acquisitions of Scorpion and SiteOne in 2025. See Note 4 for additional information related to acquisitions.
(4) Other adjustments include individually immaterial amounts for effects of changes in tax laws or rates enacted in the current period, changes in unrecognized tax benefits related to prior years, state and local income tax, and changes in valuation allowances.
Our effective tax rate was 19.8 percent in 2025 compared with an effective tax rate of 16.5 percent in 2024, primarily driven by unfavorable impacts related to the jurisdictional mix of earnings and U.S. tax law changes (OBBBA) in 2025. The effective tax rates for both periods were unfavorably impacted by non-deductible acquired IPR&D charges, with a larger impact occurring in 2024.
In July 2025, the OBBBA, which implemented certain U.S. tax law changes, was enacted into law. The OBBBA modified and made permanent several provisions of the Tax Cuts and Jobs Act, including reductions in scheduled increases for the rate of taxation of foreign income, immediate deductibility of U.S. research and development expenses, and reinstatement of 100 percent bonus depreciation for capital assets.
Following is a reconciliation of the consolidated income tax expense applying the U.S. federal statutory rate to income before income taxes to the reported consolidated income tax expense for 2024 and 2023:

	2024	2023
Income tax at the U.S. federal statutory tax rate	$2,663	$1,377
Non-deductible acquired IPR&D(1)	566	677
Foreign-derived intangible income	(307)	(237)
International operations, including Puerto Rico(2)	(302)	(187)
General business credits	(291)	(258)
Other	(239)	(58)
Income taxes	$2,090	$1,314
(1) Non-deductible acquired IPR&D was primarily related to the acquisitions of Morphic in 2024, and DICE, Versanis, and Emergence in 2023. See Note 4 for additional information related to acquisitions.
(2) Includes the impact of GILTI tax and other U.S. taxation of foreign income.

Domestic and Puerto Rican companies contributed approximately 54 percent, 20 percent, and 14 percent for the years ended December 31, 2025, 2024, and 2023, respectively, to consolidated income before income taxes.
Significant components of our deferred tax assets and liabilities as of December 31 were as follows:

	2025	2024
Deferred tax assets:
Capitalized research and development	$4,518	$4,599
Sales rebates and discounts	2,779	1,776
Correlative tax adjustments	2,392	1,604
Purchases of intangible assets	1,721	1,781
Tax loss and other tax carryforwards	911	587
Inventories	711	—
Tax credit carryforwards	649	577
Compensation and benefits	556	565
Foreign tax redeterminations	367	335
Other	1,004	599
Total gross deferred tax assets	15,608	12,423
Valuation allowances	(1,223)	(964)
Total deferred tax assets	14,385	11,459
Deferred tax liabilities:
Earnings of foreign subsidiaries	(1,291)	(773)
Intangibles	(1,258)	(1,176)
Property and equipment	(907)	(558)
Prepaid employee benefits	(707)	(611)
Other	(381)	(414)
Total deferred tax liabilities	(4,544)	(3,532)
Deferred tax assets, net	$9,841	$7,927
The deferred tax asset and related valuation allowance amounts for U.S. federal, international, and state net operating losses and tax credits shown above have been reduced for differences between financial reporting and tax return filings.
At December 31, 2025, based on filed tax returns we have tax credit carryforwards and carrybacks of $1.4 billion available to reduce future income taxes; $253 million will expire if unused. The remaining portion of the tax credit carryforwards are fully reserved and primarily related to state tax credits of $899 million.
At December 31, 2025, based on filed tax returns we have net operating losses and other carryforwards for U.S. federal and international tax purposes of $2.9 billion available to reduce future income taxes; $1.6 billion will never expire. The remaining portion of the U.S. federal and international net operating losses and other carryforwards are substantially reserved. Deferred tax assets related to state net operating losses and other carryforwards of $357 million are fully reserved as of December 31, 2025.
Substantially all of the unremitted earnings of our foreign subsidiaries are considered not to be indefinitely reinvested for continued use in our foreign operations. At December 31, 2025 and 2024, we accrued an immaterial amount of U.S. federal tax, foreign withholding taxes, and state income tax that would be owed upon future distributions of unremitted earnings of our foreign subsidiaries that are not indefinitely reinvested. For the amount considered to be indefinitely reinvested, it is not practicable to determine the amount of the related deferred income tax liability due to the complexities in the tax laws and assumptions we would have to make.

Following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits:

	2025	2024	2023
Beginning balance at January 1	$3,976	$3,395	$2,987
Additions based on tax positions related to the current year	1,020	694	364
Other adjustments(1)	86	(113)	44
Ending balance at December 31	$5,082	$3,976	$3,395
(1) Other adjustments include individually immaterial changes related to prior-year positions, settlements, lapses of statutes of limitation, and foreign currency translation impacts.
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $3.2 billion and $2.6 billion at December 31, 2025 and 2024, respectively.
We file U.S. federal, foreign, and various state and local income tax returns. We are no longer subject to U.S. federal income tax examination for years before 2016. In most major foreign and state jurisdictions, we are no longer subject to income tax examination for years before 2015.
The U.S. examination of tax years 2019-2021 remains ongoing. For tax years 2016-2018, we are pursuing competent authority assistance through the Mutual Agreement Procedure (MAP) process for the pricing of certain intercompany transactions. The resolution of both examination periods will likely extend beyond the next 12 months.
Interest and penalties related to unrecognized tax benefits are recognized in income tax expense and were not material for the years ended December 31, 2025, 2024, and 2023. Our accrued interest and penalties related to unrecognized tax benefits were $798 million and $594 million at December 31, 2025 and 2024, respectively.

Note 15: Retirement Benefits
We use a measurement date of December 31 to determine the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheets at December 31 for our defined benefit pension and retiree health benefit plans, which were as follows:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$13,415	$14,258	$1,223	$1,310
Service cost	324	339	33	35
Interest cost	697	662	64	62
Actuarial (gain) loss	232	(1,084)	33	(97)
Benefits paid	(661)	(634)	(88)	(82)
Foreign currency exchange rate changes and other adjustments	255	(125)	9	(6)
Benefit obligation at end of year	14,262	13,415	1,274	1,223
Change in plan assets:
Fair value of plan assets at beginning of year	13,658	13,709	2,566	2,580
Actual return on plan assets	1,456	583	283	59
Employer contribution	119	115	14	9
Benefits paid	(661)	(634)	(88)	(82)
Foreign currency exchange rate changes and other adjustments	248	(115)	—	—
Fair value of plan assets at end of year	14,820	13,658	2,775	2,566
Funded status	558	243	1,501	1,343
Unrecognized net actuarial loss	2,499	2,663	87	149
Unrecognized prior service (benefit) cost	2	4	(4)	(4)
Net amount recognized	$3,059	$2,910	$1,584	$1,489

Amounts recognized in the consolidated balance sheets consisted of:
Other noncurrent assets	$1,857	$1,482	$1,656	$1,485
Other current liabilities	(73)	(71)	(9)	(8)
Other noncurrent liabilities	(1,226)	(1,167)	(146)	(133)
Accumulated other comprehensive loss	2,501	2,667	83	146
Net amount recognized	$3,059	$2,910	$1,584	$1,489
The unrecognized net actuarial loss has not yet been recognized in net periodic pension costs and was included in accumulated other comprehensive loss at December 31, 2025 and 2024. Unrecognized net actuarial loss for the U.S. and Puerto Rico defined benefit pension and retiree health benefit plans is amortized over the average remaining service period of active employees in the plan. The amortization of actuarial (gains) losses for U.S. and Puerto Rico defined benefit pension plans are determined by using a 10% corridor of the greater of the market related value of assets or the projected benefit obligations.
The $898 million increase in benefit obligation in 2025 was primarily driven by service and interest costs in excess of benefit payments. The $930 million decrease in benefit obligation in 2024 was primarily driven by increases in the discount rates primarily reflected in actuarial (gain) loss.

The following represents our weighted-average assumptions:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2025	2024	2023	2025	2024	2023
Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	5.5%	4.8%	5.1%	5.7%	5.0%	5.2%
Rate of compensation increase	4.0	4.3	4.3
Expected return on plan assets	7.9	8.1	8.1	7.0	7.3	7.3
Weighted-average assumptions used to determine benefit obligation as of December 31:
Discount rate	5.5	5.5	4.8	5.5	5.7	5.0
Rate of compensation increase	4.0	4.0	4.3
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
Expected benefit payments, which reflect expected future service, are as follows:

	2026	2027	2028	2029	2030	2031 - 2035
Defined benefit pension plans	$720	$746	$770	$803	$838	$4,711
Retiree health benefit plans	95	96	96	97	97	488
Amounts relating to defined benefit pension plans with projected benefit obligations in excess of plan assets were as follows at December 31:

	2025	2024
Projected benefit obligation	$2,360	$2,297
Fair value of plan assets	1,061	1,058
Amounts relating to defined benefit pension plans and retiree health benefit plans with accumulated benefit obligations in excess of plan assets were as follows at December 31:

	Defined Benefit Pension Plans		Retiree Health Benefit Plans
	2025	2024	2025	2024
Accumulated benefit obligation	$1,810	$1,656	$155	$142
Fair value of plan assets	702	595	—	—
The total accumulated benefit obligation for our defined benefit pension plans was $13.0 billion and $12.2 billion at December 31, 2025 and 2024, respectively.

Net periodic (benefit) cost included the following components:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2025	2024	2023	2025	2024	2023
Components of net periodic (benefit) cost:
Service cost	$324	$339	$290	$33	$35	$32
Interest cost	697	662	648	64	62	61
Expected return on plan assets	(1,086)	(1,112)	(1,055)	(185)	(192)	(182)
Amortization of prior service (benefit) cost	2	2	2	—	(6)	(53)
Recognized actuarial (gain) loss	76	125	122	(4)	(3)	(6)
Net periodic (benefit) cost	$13	$15	$8	$(92)	$(103)	$(148)
The following represents the amounts recognized in other comprehensive income (loss) for the years ended December 31:

	Defined Benefit Pension Plans			Retiree Health Benefit Plans
	2025	2024	2023	2025	2024	2023
Actuarial gain (loss) arising during period	$138	$555	$(764)	$65	$(37)	$(50)
Amortization of net actuarial (gain) loss included in net income	76	125	122	(4)	(3)	(6)
Foreign currency exchange rate changes and other	(48)	18	(27)	1	(6)	(52)
Total other comprehensive income (loss) during period	$166	$697	$(669)	$62	$(46)	$(108)
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
The defined benefit pension and retiree health benefit plan allocation for the U.S. and Puerto Rico currently comprises approximately 85 percent growth investments and 15 percent fixed-income investments. The growth investment allocation encompasses public equity securities, hedge funds, private equity-like investments, and real estate. These portfolio allocations are intended to reduce overall risk by providing diversification, while seeking moderate to high returns over the long term.
Public equity securities - Securities are well diversified and invested in U.S. and international companies across various asset managers and styles.
Fixed-income investments - These investments primarily consist of fixed-income securities in U.S. treasuries and agencies, emerging market debt obligations, corporate bonds, bank loans, mortgage-backed securities, commercial mortgage-backed obligations, and any related repurchase agreements.
Hedge funds - Our hedge fund investments are made through limited partnership interests in fund-of-funds structures and directly into hedge funds. Plan holdings in hedge funds are valued based on net asset values (NAVs) calculated by each fund or general partner, as applicable, and we have the ability to redeem these investments at NAV.

Private equity-like investments - Private equity-like investments are made through long-term partnerships or joint ventures with limited liquidity and typical fund lives of 10 to 15 years. Underlying investments include venture capital, buyout, special situations, private debt, and private real estate. These investments are made both directly into funds and through fund-of-funds structures to ensure broad diversification across management styles and asset types. Plan holdings in private equity-like investments are valued using partnership-reported values, adjusted for known cash flows and significant events through the reporting date. Valuation inputs include underlying NAVs, discounted cash flow analyses, and comparable market data, with adjustments for currency, credit, liquidity, and other risks as applicable. The majority of these partnerships provide annual audited financial statements confirming compliance with fair valuation procedures consistent with applicable accounting standards.
Real estate - Real estate investments in registered investment companies that trade on an exchange are classified as Level 1 on the fair value hierarchy. Real estate investments in funds measured at fair value on the basis of NAV provided by the fund manager are classified as such. These NAVs are developed with inputs including discounted cash flow, independent appraisal, and market comparable analyses.
Other assets - Other assets include cash and cash equivalents and mark-to-market value of derivatives.
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
The fair values of our defined benefit pension plan assets by asset category were as follows:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Valued at Net Asset Value(1)
As of December 31, 2025
Public equity securities	$4,277	$1,179	$403	$—	$2,695
Fixed-income investments	2,083	55	1,517	—	511
Hedge funds	3,240	—	—	—	3,240
Private equity-like investments	3,927	—	—	6	3,921
Real estate	460	312	—	—	148
Other assets	833	49	103	—	681
Total	$14,820	$1,595	$2,023	$6	$11,196

As of December 31, 2024
Public equity securities	$3,423	$1,056	$337	$—	$2,030
Fixed-income investments	2,023	42	1,556	—	425
Hedge funds	3,058	—	—	—	3,058
Private equity-like investments	3,931	—	—	9	3,922
Real estate	451	301	—	—	150
Other assets	773	10	26	—	737
Total	$13,658	$1,409	$1,919	$9	$10,321
(1) Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

The fair values of our retiree health plan assets by asset category were as follows:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Valued at Net Asset Value(1)
As of December 31, 2025
Public equity securities	$383	$114	$—	$—	$269
Fixed-income investments	77	—	46	—	31
Hedge funds	314	—	—	—	314
Private equity-like investments	363	—	—	1	362
Cash value of trust owned insurance contract	1,529	—	1,529	—	—
Real estate	30	30	—	—	—
Other assets	79	12	2	—	65
Total	$2,775	$156	$1,577	$1	$1,041

As of December 31, 2024
Public equity securities	$288	$98	$—	$—	$190
Fixed-income investments	89	—	63	—	26
Hedge funds	285	—	—	—	285
Private equity-like investments	346	—	—	1	345
Cash value of trust owned insurance contract	1,465	—	1,465	—	—
Real estate	28	28	—	—	—
Other assets	64	4	(7)	—	68
Total	$2,566	$130	$1,521	$1	$914

(1) Certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

Note 16: Contingencies
We are and may become involved in various lawsuits, claims, government investigations and other legal proceedings that arise from time to time in the course of our business, including patent, environmental, commercial, contractual, licensing, employment, health and safety, consumer protection, pricing, access, consumer, sales and marketing, product liability, insurance, antitrust, securities, and regulatory compliance matters, among others. Such matters may involve inquiries from or disputes with various types of parties, including governments, regulatory agencies, competitors, customers, suppliers, service providers, licensees, employees, or shareholders, among others. We cannot predict the final outcome of these proceedings, and while we intend to vigorously prosecute or defend our position as appropriate, there can be no assurance that we will be successful or obtain any requested relief. Matters often develop over a long period of time, and expectations can change as a result of new findings, rulings, appeals, settlements, legal or regulatory changes, or other factors. From time to time we may discontinue or settle and compromise matters as appropriate in our best interest.
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
Because of the nature of pharmaceutical products, it is possible that we could become subject to large numbers of additional product liability and related claims in the future. Due to a very restrictive market for litigation liability insurance, we are predominantly self-insured for litigation liability losses for all our currently and previously marketed products.
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

Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
In March 2008, the state Labor Public Attorney (LPA) filed a public civil action against Eli Lilly do Brasil Limitada (Lilly Brasil) in the Labor Court of Paulinia, State of Sao Paulo, alleging harm to employees and former employees from alleged exposure to soil and groundwater contaminants at a former manufacturing facility in Cosmopolis, operated by the company between 1977 and 2003. In May 2014, the trial court ruled against Lilly Brasil, ordering several remedial and compensatory actions, including health coverage for a class of individuals and certain of their children, and imposing a liquidated award. In December 2025, the superior labor court (TST) significantly reduced the liquidated award. Further appeals are possible.
In July 2019, at the LPA's request, the trial court ordered a freeze of certain of Lilly Brasil's immovable property, which amount was reduced on Lilly's appeal. Both parties have appealed this order to the TST.
The trial court is currently assessing the status of Lilly Brasil's compliance with the obligations as to the land.
Former Employee Litigation
Various former employees have filed related claims against Lilly Brasil in the trial court. These lawsuits are at various stages in the litigation process.
Pricing Matters
340B Litigation and Investigations
In January 2021, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against the U.S. Department of HHS, the Secretary of HHS, the HRSA, and the Administrator of HRSA. The lawsuit challenges HHS's December 2020 advisory opinion that the 340B program requires drug manufacturers to deliver discounts to all contract pharmacies, as well as HHS's December 2020 administrative dispute resolution (ADR) regulations. It seeks declaratory, injunctive, and other related relief. In March 2021, the court preliminarily enjoined the government's use of the ADR process as to us. In May 2021, we amended the complaint to add claims related to a May 2021 letter from HRSA asserting that Lilly's contract pharmacy policy violated the 340B statute. In October 2021, the court granted in part and denied in part the parties' cross-motions for summary judgment. Both parties appealed to the U.S. Court of Appeals for the Seventh Circuit. The appeal remains pending.
We have been named in various ADR petitions, filed between 2021 and 2024, seeking declaratory, injunctive, and/or monetary relief related to the 340B program. In light of the preliminary injunction order described above, these petitions are being held in abeyance as to us.
In July 2021, Mosaic Health, Inc. filed a putative class action lawsuit in the U.S. District Court for the Western District of New York against us, Sanofi-Aventis U.S., LLC, Novo Nordisk Inc., and AstraZeneca Pharmaceuticals LP, alleging antitrust and unjust enrichment claims related to the defendants' 340B programs. In October 2021, an amended complaint added Central Virginia Health Services, Inc. as a plaintiff. After the district court dismissed the case for failure to state a claim, the U.S. Court of Appeals for the Second Circuit reversed. In the second half of 2025, the Second Circuit denied our petitions for rehearing. This matter is ongoing.
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

The MDL court has issued various case management and other orders, including but not limited to orders establishing separate tracks for state attorney general claims, putative class actions, and non-class suits by self-funded payers; orders dismissing certain claims; and an order setting a constructive notice date of January 14, 2021 for statute of limitations purposes.
In January 2022, the Michigan attorney general filed a petition in Michigan state court seeking authorization to investigate Lilly for potential violations of the Michigan Consumer Protection Act (MCPA), along with a complaint seeking a declaratory judgment that the state has authority to investigate Lilly's sale of insulin under the MCPA. The court authorized the proposed investigation and the issuance of civil investigative subpoenas. In April 2022, however, the parties entered into a stipulation providing that the state will not issue any civil investigative subpoena to us under the MCPA until the declaratory judgment action is resolved, and in July 2022, the court dismissed the case in its entirety. In June 2023, the Michigan Court of Appeals affirmed the judgment in our favor. The state's appeal to the Michigan Supreme Court remains pending.
Lilly entered into settlement agreements with New York and Minnesota to resolve allegations relating to insulin pricing in 2023 and 2024, respectively. These agreements involved no monetary payments and no admission of wrongdoing or liability.
Insulin and Other Pricing Investigations
We have been subject to various investigations and received subpoenas, civil investigative demands, information requests, interrogatories, and other inquiries from various governmental entities related to pricing issues, including the pricing and sale of insulin medications, and in some instances certain other diabetes medications, and/or calculations of average manufacturer price and best price. These include subpoenas, civil investigative demands, or information requests from the U.S. Department of Justice, the U.S. Federal Trade Commission, and attorneys general from various states and the District of Columbia.
To the extent the foregoing governmental entities have not filed lawsuits, we are cooperating with the various investigations, subpoenas, and inquiries.
Average Manufacturer Price Litigation
In November 2014, a relator filed a qui tam action in the U.S. District Court for the Northern District of Illinois against us and Takeda Pharmaceuticals America, Inc. The relator's complaint alleges that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating average manufacturer prices. In August 2022, following a trial, the jury returned a verdict in favor of the relator. In September 2025, the U.S. Court of Appeals for the Seventh Circuit affirmed and we recognized a charge related to the matter. In December 2025, the Seventh Circuit denied our petition for rehearing en banc. We are assessing next steps.
Other Matters
Actos Litigation
We, along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda), are named in a third-party payer class action in the U.S. District Court for the Central District of California. The plaintiffs allege that bladder cancer risk was concealed from them and claim that as a result they and a proposed class of third-party payers are entitled to recover money paid for Actos prescriptions. Our agreement with Takeda calls for Takeda to defend and indemnify us against losses and expenses with respect to U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. In May 2023, the district court granted class certification. In June 2025, the U.S. Court of Appeals for the Ninth Circuit denied our appeal of the class certification order, and in August 2025 it denied our petition for rehearing en banc. In November 2025, we and Takeda filed a petition for certiorari to the U.S. Supreme Court.

Mounjaro, Trulicity, and Zepbound Product Liability Litigation
Since August 2023, various plaintiffs have filed lawsuits against us, Novo Nordisk A/S, and other related entities, alleging injuries following purported use of incretin medicines, including Mounjaro, Trulicity, and Zepbound. The complaints assert a variety of claims and generally seek damages and/or other relief. Most of these lawsuits have been coordinated or consolidated for pretrial proceedings in two federal MDLs: one focused on alleged gastrointestinal injuries, and the other relating to claims of non-arteritic anterior ischemic optic neuropathy (NAION). Both MDLs are pending in the U.S. District Court for the Eastern District of Pennsylvania. There are also cases pending in various other federal and state courts. In addition to the cases in the United States, there are two class action petitions in Israel, as well as a class action petition in Quebec, Canada.
Health Choice Alliance
In October 2019, a relator filed a qui tam lawsuit against us in Texas state court asserting claims under the Texas Medicaid Fraud Prevention Act (TMFPA) based on allegations about certain patient support programs related to three of our products. The relator sought to recover the value of payments by the Texas Medicaid Program for these products, as well as civil penalties and other relief. In August 2025, the relator purported to dismiss the first lawsuit and filed a second lawsuit in a different Texas state court adding the State of Texas as a party and expanding claims under the TMFPA to fifteen of our products. We are opposing the relator's purported dismissal of the first lawsuit.
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
The following table summarizes information for our single reportable segment, including significant segment expenses:

	2025	2024	2023
Revenue	$65,179	$45,043	$34,124
Less:
Cost of sales	11,052	8,418	7,082
Early-stage research and development(1)	4,881	3,917	3,093
Late-stage research and development(1)	8,456	7,074	6,221
Marketing, selling, and administrative	11,094	8,594	7,404
Acquired in-process research and development	2,910	3,280	3,800
Other segment items(2)	6,146	3,170	1,285
Net income	$20,640	$10,590	$5,240

Expenditures for long-lived assets(3)	$8,672	$5,561	$3,830
(1) Early-stage research and development primarily includes costs incurred from discovery through Phase 2 clinical trials. Late-stage research and development primarily includes costs incurred from Phase 3 clinical trials.
(2) Other segment items primarily include income taxes and asset impairment, restructuring, and other special charges.
(3) Includes expenditures for property and equipment and computer software costs.

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

Based on our evaluation under this framework, we concluded that our internal control over financial reporting was effective as of December 31, 2025. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which appears herein. Their responsibility is to evaluate whether internal control over financial reporting was designed and operating effectively.

David Ricks	Lucas Montarce
Chair, President, and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 12, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Eli Lilly and Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eli Lilly and Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026, expressed an unqualified opinion thereon.
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
As described in Note 2 to the consolidated financial statements under the caption “Net Product Revenue,” the Company establishes provisions for sales rebate and discounts in the same period as the related sales occur. At December 31, 2025, the Company had $17,382 million in sales rebate and discount accruals. A large portion of these accruals are rebates associated with sales in the United States for which payment for purchase of the product is covered by Medicaid, Managed Care, and Medicare.
Auditing the Medicaid, Managed Care, and Medicare sales rebate and discount accruals is challenging because of the subjectivity of certain assumptions required to estimate the rebate liabilities. In calculating the appropriate accrual amount, the Company considers historical Medicaid, Managed Care, and Medicare rebate payments by product as a percentage of their historical sales as well as any significant changes in sales trends, the lag in payment timing, changes in rebate contracts, an evaluation of the current Medicaid and Medicare laws and interpretations, the percentage of products that are sold via Medicaid, Managed Care, and Medicare, and product pricing. Given variability in prescription drug costs and variability in prescription data, historical rebate information may not be predictive for management to estimate the rebate accrual and thus, management supplements its historical data analysis with qualitative adjustments based upon current expectations, particularly for select products which contribute the largest portion of the Company's revenue.

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
Our audit procedures included, among others, evaluating for reasonableness the significant assumptions in light of economic trends, product profiles, and other regulatory factors. Our testing involved assessing the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performing analytical procedures to evaluate the completeness of the reserves. Additionally, our procedures included reviewing a sample of contracts, testing a sample of rebate payments and testing the underlying data used in management’s evaluation. For Medicaid, we involved our professionals with an understanding of the statutory reimbursement requirements to assess the consistency of the Company’s calculation methodologies with the applicable government regulations and policy.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1940.
Indianapolis, Indiana
February 12, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Eli Lilly and Company
Opinion on Internal Control Over Financial Reporting
We have audited Eli Lilly and Company and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eli Lilly and Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 12, 2026, expressed an unqualified opinion thereon.
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
February 12, 2026

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
Our management, with the participation of David Ricks, president and chief executive officer, and Lucas Montarce, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025, and concluded that they were effective.
Management's Report on Internal Control over Financial Reporting
Mr. Ricks and Mr. Montarce provided a report on behalf of management on our internal control over financial reporting, in which management concluded that the company's internal control over financial reporting is effective at December 31, 2025 based on the framework in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Due to the inherent limitations, no evaluation over internal control can provide absolute assurance that no material misstatements or fraud exist.
In addition, Ernst & Young LLP, the company's independent registered public accounting firm, issued an attestation report on the company's internal control over financial reporting as of December 31, 2025.
See Item 8 for the full text of management's report and Ernst & Young's attestation report.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.Directors, Executive Officers, and Corporate Governance
Directors and Executive Officers
Information relating to our board of directors is found in our Definitive Proxy Statement, to be dated on or about March 20, 2026 (Proxy Statement), under "Governance - How We Build an Effective Board" and is incorporated in this Annual Report on Form 10-K by reference.
Information relating to our insider trading policy and processes is found in our Proxy Statement under "Ownership of Company Stock - Common Stock Ownership by Directors and Executive Officers" and is incorporated in this Annual Report on Form 10-K by reference.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2025 regarding the company's compensation plans under which shares of the company's common stock have been authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	42,396,427
Equity compensation plan not approved by security holders	—	—	—
Total	—	—	42,396,427
(1) 3,484,792 shares are underlying outstanding equity awards.

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

Item 15.Exhibits and Financial Statement Schedules
(a)1.    Financial Statements
The following consolidated financial statements of the company and its subsidiaries are found at Item 8:
•Consolidated Statements of Operations—Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Comprehensive Income—Years Ended December 31, 2025, 2024, and 2023
•Consolidated Balance Sheets—December 31, 2025 and 2024
•Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2025, 2024, and 2023
•Consolidated Statements of Cash Flows—Years Ended December 31, 2025, 2024, and 2023
•Notes to Consolidated Financial Statements
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

4.3	Description of the Company's Common Stock, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023

4.4	Description of the Company's 1.625% Notes due 2026 and 2.125% Notes due 2030, incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019

4.5	Description of the Company's 6.77% Notes due 2036, incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019

4.6	Description of the Company's 0.625% Notes due 2031 and 1.700% Notes due 2049, incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019

4.7
Description of the Company's 0.500% Notes due 2033, 1.125% Notes due 2051, and 1.375% Notes due 2061, incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021

4.8	Description of the Company's 1.625% Notes due 2043, incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021

10.1	Amended and Restated 2002 Lilly Stock Plan(1), incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024

10.2	Form of Performance Award under the 2002 Lilly Stock Plan(1) incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022

10.3	Form of Revenue Growth Award under the 2002 Lilly Stock Plan(1)*

10.4	Form of Relative Value Award under the 2002 Lilly Stock Plan(1)*

10.5	Form of Restricted Stock Unit Award under the 2002 Lilly Stock Plan(1)*

10.6	Form of Non-Compete Payment Agreement(1), incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022

10.7	The Lilly Deferred Compensation Plan, as amended(1), incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024

10.8	The Lilly Directors' Deferral Plan, as amended(1), incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024

10.9	The Eli Lilly and Company Bonus Plan, as amended(1), incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020

10.10
2007 Change in Control Severance Pay Plan for Select Employees, as amended(1), incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023

19	Eli Lilly Insider Trading Policy*

21	List of Subsidiaries*

23	Consent of Independent Registered Public Accounting Firm*

24	Power of Attorney*

31.1	Rule 13a-14(a) Certification of David Ricks, Chair, President, and Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Lucas Montarce, Executive Vice President and Chief Financial Officer*

32	Section 1350 Certification*

97	Executive Compensation Recovery Policy, incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023

101	Interactive Data File*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
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
David Ricks
Chair, President, and Chief Executive Officer
February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 12, 2026 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ David Ricks	Chair, President, and Chief Executive Officer (principal executive officer)
DAVID RICKS

/s/ Lucas Montarce	Executive Vice President and Chief Financial Officer (principal financial officer)
LUCAS MONTARCE

/s/ Donald Zakrowski	Senior Vice President, Finance, and Chief Accounting Officer (principal accounting officer)
DONALD ZAKROWSKI

*	Director
RALPH ALVAREZ

*	Director
KATHERINE BAICKER, Ph.D.

*	Director
CAROLYN BERTOZZI, Ph.D.

*	Director
ERIK FYRWALD

*	Director
MARY LYNNE HEDLEY, Ph.D.

*	Director
JAMERE JACKSON

*	Director
KIMBERLY JOHNSON

*	Director
WILLIAM KAELIN, JR., M.D.

*	Director
JUAN LUCIANO

*	Director
JON MOELLER

*	Director
GABRIELLE SULZBERGER

*By	/s/ Lucas Montarce
LUCAS MONTARCE As Attorney-in-Fact