Form 10-Q
period 2026-03-31
ELI LILLY & Co
filed 2026-04-30
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of April 27, 2026:

Class	Number of Shares Outstanding
Common	941,741,406

Eli Lilly and Company
Form 10-Q
For the Quarter Ended March 31, 2026

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
•implementation of our voluntary agreement with the U.S. government related to drug pricing and access;
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
More information on factors that could cause our actual results to differ from those expressed in forward-looking statements is included from time to time in our reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2025, particularly under Part I, Item 1A, "Risk Factors." Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and under Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K to be a complete statement of all potential risks and uncertainties.
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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY
(Dollars and shares in millions, except per-share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$19,799	$12,729
Costs, expenses, and other:
Cost of sales	3,577	2,225
Research and development	3,510	2,734
Marketing, selling, and administrative	2,934	2,468
Acquired in-process research and development	584	1,572
Asset impairment, restructuring, and other special charges	279	35
Other–net, (income) expense	65	239
	10,949	9,273
Income before income taxes	8,850	3,456
Income taxes	1,454	697
Net income	$7,396	$2,759

Earnings per share:
Basic	$8.27	$3.07
Diluted	$8.26	$3.06

Shares used in calculation of earnings per share:
Basic	894.5	898.7
Diluted	895.9	900.6
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$7,396	$2,759
Other comprehensive income, net of tax	47	547
Comprehensive income	$7,443	$3,306
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY
(Dollars in millions)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$5,282	$7,268
Accounts receivable	18,429	17,760
Other receivables	2,748	2,395
Inventories	14,529	13,744
Prepaid expenses	13,633	14,315
Other current assets	214	147
Total current assets	54,835	55,629
Noncurrent Assets
Investments	3,116	2,802
Goodwill	6,130	5,898
Other intangibles, net	7,374	6,521
Deferred tax assets	11,350	9,959
Property and equipment, net	26,540	24,675
Other noncurrent assets	7,231	6,992
Total assets	$116,576	$112,476
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$4,000	$1,635
Accounts payable	5,029	5,379
Employee compensation	1,359	2,375
Sales rebates and discounts	17,547	17,382
Other current liabilities	8,699	8,457
Total current liabilities	36,634	35,228
Noncurrent Liabilities
Long-term debt	39,370	40,868
Long-term income taxes payable	5,289	5,875
Other noncurrent liabilities	4,085	3,970
Total noncurrent liabilities	48,744	50,713
Commitments and Contingencies
Equity
Common stock	590	590
Additional paid-in capital	6,921	7,346
Retained earnings	29,514	24,470
Employee benefit trust	(3,013)	(3,013)
Accumulated other comprehensive loss	(2,833)	(2,880)
Other equity	19	22
Total equity	31,198	26,535
Total liabilities and equity	$116,576	$112,476
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$7,396	$2,759
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	509	463
Change in deferred income taxes	(1,478)	(392)
Stock-based compensation expense	161	154
Acquired in-process research and development	584	1,572
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(1,664)	(3,364)
Other operating activities, net	(175)	474
Net Cash Provided by Operating Activities	5,333	1,666
Cash Flows from Investing Activities
Purchases of property and equipment	(2,326)	(1,510)
Purchases of noncurrent investments	(297)	(197)
Purchases of in-process research and development	(204)	(1,757)
Cash paid for acquisitions, net of cash acquired	(1,058)	—
Other investing activities, net	(31)	111
Net Cash Used for Investing Activities	(3,916)	(3,353)
Cash Flows from Financing Activities
Dividends paid	(1,548)	(1,346)
Net change in short-term borrowings	1,775	(1,849)
Proceeds from issuance of long-term debt	—	6,461
Repayments of long-term debt	(750)	—
Purchases of common stock	(2,356)	(1,200)
Other financing activities, net	(591)	(686)
Net Cash (Used for) Provided by Financing Activities	(3,470)	1,380
Effect of exchange rate changes on cash and cash equivalents	67	132
Net decrease in cash and cash equivalents	(1,986)	(175)
Cash and cash equivalents at January 1	7,268	3,268
Cash and Cash Equivalents at March 31	$5,282	$3,093
See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Tables present dollars and shares in millions, except per-share data, and numbers may not add due to rounding)
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
We operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, and sales of pharmaceutical products worldwide. A global research and development organization and a supply chain organization are responsible for the discovery, development, manufacturing, and supply of our products. Our commercial organizations market, distribute, and sell the products. The business is also supported by global corporate staff functions. See Note 10 for additional information.
Implementation of New Financial Accounting Standards
Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2027. We are currently evaluating the potential impact of adopting this standard on our disclosures.
Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended March 31,
	2026	2025
Net product revenue	$18,453	$11,601
Collaboration and other revenue	1,346	1,127
Revenue	$19,799	$12,729
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

Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were less than 3 percent and 1 percent of U.S. revenue during the three months ended March 31, 2026 and 2025, respectively.
Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$4,232	$4,430	$8,662	$2,656	$1,186	$3,842
Zepbound(1)	4,134	26	4,160	2,305	7	2,312
Jardiance(2)	512	602	1,114	310	705	1,014
Trulicity	600	318	919	771	325	1,095
Other cardiometabolic health	446	460	905	535	410	945
Total cardiometabolic health	9,924	5,836	15,760	6,577	2,631	9,208

Oncology:
Verzenio	706	596	1,302	658	501	1,159
Other oncology	522	444	966	388	400	789
Total oncology	1,228	1,040	2,268	1,046	902	1,948

Immunology:
Taltz	417	315	733	477	285	762
Other immunology	202	269	470	102	225	326
Total immunology	619	584	1,203	578	510	1,088

Neuroscience	293	89	382	189	83	272

Other	56	130	187	100	113	213

Revenue	$12,119	$7,680	$19,799	$8,489	$4,239	$12,729
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
The following table summarizes revenue by geographical area:

	Three Months Ended March 31,
	2026	2025
Revenue(1):
U.S.	$12,119	$8,489
Europe	3,646	2,389
China	693	451
Japan	571	402
Rest of world	2,771	997
Revenue	$19,799	$12,729
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
For the Jardiance product family in the most significant markets, which remains in the collaboration through December 31, 2028, we receive a share of net sales depending on performance of the product, which we recognize as collaboration and other revenue. The following table summarizes our revenue recognized:

	Three Months Ended March 31,
	2026	2025
Jardiance	$1,114	$1,014
During the three months ended March 31, 2026 and 2025, we recognized $250 million and $370 million of one-time benefits for Jardiance, respectively. As of March 31, 2026, we have the right to receive up to $660 million in potential sales-based milestones related to the Jardiance product family in certain markets in 2026.
Ebglyss
We have a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab, which is branded and trademarked as Ebglyss. Roche receives tiered royalty payments on worldwide net sales ranging in percentages from high single digits to high teens, which we recognize as cost of sales. As of March 31, 2026, Roche is eligible to receive additional payments from us, including up to $975 million in potential sales-based milestones.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize Ebglyss, for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis, in Europe. We receive tiered royalty payments on net sales in Europe ranging in percentages from low double digits to low twenties, which we recognize as collaboration and other revenue. As of March 31, 2026, we are eligible to receive additional payments up to $1.2 billion in a series of sales-based milestones.
Foundayo
We have a license agreement with Chugai Pharmaceutical Co., Ltd (Chugai), which provides us the worldwide development and commercialization rights to orforglipron, which is branded and trademarked as Foundayo. In addition to milestone payment rights which are not material, Chugai receives tiered royalty payments on worldwide net sales ranging in percentages from mid single digits to low teens, which we recognize as cost of sales.

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
Ventyx Acquisition
Overview of Transaction
In March 2026, we acquired all shares of Ventyx Biosciences, Inc. (Ventyx) for a purchase price of $14.00 per share in cash (or an aggregate of $1.1 billion, net of cash acquired). Ventyx is developing oral therapies for patients with inflammatory-mediated diseases.
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
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at March 4, 2026
Cash	$120
Acquired in-process research and development (IPR&D)(1)	977
Other assets and liabilities, net	81
Acquisition date fair value of consideration transferred	1,178
Less:
Cash acquired	(120)
Cash paid, net of cash acquired	$1,058
(1) Acquired IPR&D intangibles primarily relate to VTX3232.

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
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Estimated Fair Value at July 25, 2025
Cash	$389
Acquired IPR&D(1)	608
Other assets and liabilities, net	166
Acquisition date fair value of consideration transferred	1,163
Less:
Cash acquired	(389)
Fair value of CVR liability	(177)
Fair value of equity interest in Verve held before the business combination	(48)
Cash paid, net of cash acquired	$549
(1) Acquired IPR&D intangibles primarily relate to VERVE-102 (PCSK9 Editor).
Asset Acquisitions
Upon each asset acquisition, the cost allocated to acquired IPR&D was immediately expensed as acquired IPR&D if the compound had no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound were expensed as acquired IPR&D when the event triggering an obligation to pay the milestone occurred. We recognized acquired IPR&D charges of $584 million and $1.6 billion for the three months ended March 31, 2026 and 2025, respectively. Acquired IPR&D charges for the three months ended March 31, 2025 were primarily related to the acquisition of Scorpion Therapeutics, Inc.'s PI3Kα inhibitor program STX-478.

Note 5: Income Taxes
The effective tax rate was 16.4 percent for the three months ended March 31, 2026, compared to 20.2 percent for the three months ended March 31, 2025, primarily driven by the unfavorable tax impact of a non-deductible acquired IPR&D charge in 2025. The 2026 and 2025 effective tax rates were impacted by net discrete tax benefits in each period.
At March 31, 2026 and December 31, 2025, prepaid expenses included prepaid taxes of $11.8 billion and $12.9 billion, respectively.
The U.S. examination of tax years 2019-2021 remains ongoing. For tax years 2016-2018, we are pursuing competent authority assistance through the Mutual Agreement Procedure (MAP) process for the pricing of certain intercompany transactions. The resolution of both audit periods will likely extend beyond the next 12 months.

Note 6: Inventories
The following table summarizes components of inventories:

	March 31, 2026	December 31, 2025
Finished products	$2,273	$1,931
Work in process	8,456	8,183
Raw materials and supplies	3,763	3,587
Total (approximates replacement cost)	14,492	13,701
Increase to last-in, first-out cost	37	43
Inventories	$14,529	$13,744

Note 7: Financial Instruments
Investments in Equity and Debt Securities
The following table summarizes certain fair value information at March 31, 2026 and December 31, 2025 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
March 31, 2026
Cash equivalents(1)	$2,383	$2,383	$2,383	$—	$—	$2,383
Short-term investments:
Available-for-sale debt securities(2)	$13	$13	$2	$11	$—	$13
Other securities	133	133	—	30	103	133
Short-term investments	$146
Noncurrent investments:
Available-for-sale debt securities(2)	$360	$371	$72	$288	$—	$360
Other securities	60	29	—	2	58	60
Marketable equity securities	448	445	448	—	—	448
Equity investments without readily determinable fair values(3)	912
Equity method investments(3)	1,336
Noncurrent investments	$3,116

December 31, 2025
Cash equivalents(1)	$4,392	$4,392	$4,392	$—	$—	$4,392
Short-term investments:
Available-for-sale debt securities(2)	$16	$16	$9	$7	$—	$16
Other securities	89	89	—	12	78	89
Short-term investments	$105
Noncurrent investments:
Available-for-sale debt securities(2)	$360	$368	$69	$291	$—	$360
Other securities	85	54	—	2	83	85
Marketable equity securities	223	292	223	—	—	223
Equity investments without readily determinable fair values(3)	846
Equity method investments(3)	1,288
Noncurrent investments	$2,802
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

Debt
The following table summarizes the carrying amount and fair value using Level 2 inputs for our short-term and long-term debt:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term commercial paper borrowings	$1,775	$1,771	$—	$—
Long-term debt, including current portion	41,595	38,233	42,503	39,799
Risk Management and Related Financial Instruments
To manage foreign currency and interest rate risk, we may enter into derivative instruments intended to offset losses and gains on the assets, liabilities, and transactions being hedged. Such instruments are entered into in accordance with documented corporate risk-management policies.
Foreign Currency Risk
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and Chinese yuan. We manage foreign currency risk primarily through the use of foreign currency debt and foreign currency forward contracts. Our foreign currency-denominated notes designated as accounting hedges had carrying amounts of $3.6 billion and $6.0 billion as of March 31, 2026 and December 31, 2025, respectively. The following table summarizes the aggregate outstanding notional amounts of our foreign currency forward contracts in U.S. dollar equivalent:

	March 31, 2026		December 31, 2025
	Purchase	Sell	Purchase	Sell
Designated as accounting hedges	$297	$—	$67	$—
Not designated as accounting hedges	13,297	5,520	14,281	9,264
Forward contracts generally have maturities not exceeding 12 months.
Interest Rate Risk
In the normal course of business, our operations are exposed to fluctuations in interest rates which can vary the costs of financing, investing, and operating. Our primary interest-rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest-rate exposures, we may enter into derivative contracts to achieve an acceptable balance between fixed- and floating-rate debt or to reduce cash flow variability from changes in interest rates as part of anticipated debt issuances. The impact of our interest rate contracts on our consolidated condensed financial statements was not material for all periods presented.
Impact of Significant Risk Management Programs on the Financial Statements
The following table summarizes the effects of significant risk-management programs:

	Three Months Ended March 31,
	2026	2025
Recognized in other–net, (income) expense:
Foreign currency forward contracts not designated as accounting hedges	$(97)	$13
Recognized in other comprehensive income (loss):
Foreign currency-denominated notes:
Designated as accounting hedges	115	(204)
Foreign currency forward contracts:
Designated as accounting hedges	(30)	(327)

The following table summarizes the fair value of assets and liabilities on a gross basis for significant risk-management programs using Level 2 inputs:

	March 31, 2026	December 31, 2025
Foreign currency forward contracts:
Designated as accounting hedges:
Other receivables	$4	$—
Other current liabilities	(2)	—
Not designated as accounting hedges:
Other receivables	37	39
Other current liabilities	(18)	(329)

Note 8: Contingencies
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
Emgality Patent Litigation
In September 2018, Teva Pharmaceuticals International GmbH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) filed a complaint in the U.S. District Court for the District of Massachusetts alleging that Lilly's launch and continued sales of Emgality infringed various claims in three Teva patents. In November 2022, following a trial, a jury returned a verdict in favor of Teva. In September 2023, the trial court overruled the jury verdict, found all asserted claims invalid, and entered judgment in Lilly's favor. In April 2026, the U.S. Court of Appeals for the Federal Circuit issued an opinion reversing the trial court's finding that the patents are invalid and remanding to the district court, and we recognized a charge related to the matter during the three months ended March 31, 2026. We are assessing next steps.
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
In July 2019, at the LPA's request, the trial court ordered a freeze of certain of Lilly Brasil's immovable property, which amount was reduced on Lilly's appeal. Both parties have appealed to the TST.
The trial court is continuing to assess the status of Lilly Brasil's compliance with the obligations as to the land.
Pricing Matters
340B Litigation and Investigations
In January 2021, we filed a lawsuit in the U.S. District Court for the Southern District of Indiana against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, the Health Resources and Service Administration (HRSA), and the Administrator of HRSA. The lawsuit challenges HHS's December 2020 advisory opinion that the 340B program requires drug manufacturers to deliver discounts to all contract pharmacies, as well as HHS's December 2020 administrative dispute resolution (ADR) regulations. It seeks declaratory, injunctive, and other related relief. In March 2021, the court preliminarily enjoined the government's use of the ADR process as to us. In May 2021, we amended the complaint to add claims related to a May 2021 letter from HRSA asserting that Lilly's contract pharmacy policy violated the 340B statute. In October 2021, the court granted in part and denied in part the parties' cross-motions for summary judgment. Both parties appealed to the U.S. Court of Appeals for the Seventh Circuit. The appeal remains pending.
We have been named in various ADR petitions, filed between 2021 and 2024, seeking declaratory, injunctive, and/or monetary relief related to the 340B program. In light of the preliminary injunction order described above, these petitions are being held in abeyance as to us.

In July 2021, Mosaic Health, Inc. filed a putative class action lawsuit in the U.S. District Court for the Western District of New York against us, Sanofi-Aventis U.S., LLC, Novo Nordisk Inc., and AstraZeneca Pharmaceuticals LP, alleging antitrust and unjust enrichment claims related to the defendants' 340B programs. In October 2021, an amended complaint added Central Virginia Health Services, Inc. as a plaintiff. After the district court dismissed the case for failure to state a claim, the U.S. Court of Appeals for the Second Circuit reversed. We filed a petition seeking U.S. Supreme Court review in March 2026. This matter is ongoing.
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
Average Manufacturer Price Litigation
In November 2014, a relator filed a qui tam action in the U.S. District Court for the Northern District of Illinois against us and Takeda Pharmaceuticals America, Inc. The relator's complaint alleged that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating average manufacturer prices. In August 2022, following a trial, the jury returned a verdict in favor of the relator. In September 2025, the U.S. Court of Appeals for the Seventh Circuit affirmed, and we recognized a charge related to the matter. In December 2025, the Seventh Circuit denied our petition for rehearing en banc. In March 2026, we filed a petition seeking U.S. Supreme Court review.

Other Matters
Actos Litigation
We, along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda), are named in a third-party payer class action in the U.S. District Court for the Central District of California. The plaintiffs allege that bladder cancer risk was concealed from them and claim that as a result they and a proposed class of third-party payers are entitled to recover money paid for Actos prescriptions. Our agreement with Takeda calls for Takeda to defend and indemnify us against losses and expenses with respect to U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. In May 2023, the district court granted class certification. The U.S. Court of Appeals for the Ninth Circuit subsequently affirmed, and the U.S. Supreme Court denied our petition for certiorari. The matter is ongoing.
Mounjaro, Trulicity, and Zepbound Product Liability Litigation
Since August 2023, various plaintiffs have filed lawsuits against us, Novo Nordisk A/S, and other related entities, alleging various injuries following purported use of incretin medicines, including Mounjaro, Trulicity, and Zepbound. The complaints assert a variety of claims and generally seek damages and/or other relief. Most of these lawsuits in the United States have been coordinated or consolidated for pretrial proceedings in two federal MDLs: one focused on alleged gastrointestinal injuries, and the other relating to claims of non-arteritic anterior ischemic optic neuropathy (NAION). Both MDLs are pending in the U.S. District Court for the Eastern District of Pennsylvania. There are also similar proceedings pending in Delaware, Indiana, and New Jersey state courts. In addition to the cases in the United States, there are two class action petitions in Israel and two class action petitions in Canada alleging various injuries and claims.
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
Research Corporation Technologies, Inc.
In April 2016, Research Corporation Technologies, Inc. (RCT) filed a lawsuit against us in the U.S. District Court for the District of Arizona asserting damages claims for breach of contract, unjust enrichment, and conversion related to processes used to manufacture certain products, including Humalog and Humulin. In October 2021, the court issued a summary judgment decision in favor of RCT on certain issues, including with respect to a disputed royalty. In July 2024, we reached a confidential agreement with RCT providing for different payments based on various litigation outcomes as determined on appeal. The settlement agreement was not an admission of liability or fault and was subject to conditions. Pursuant to the agreement, the court entered final judgment, Lilly filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit, and Lilly made an initial payment under the agreement. In February 2026, the Ninth Circuit reversed and remanded the case with instructions to enter summary judgment for Lilly. Under the settlement agreement, Lilly owes no further payments to RCT.

Note 9: Equity
During the three months ended March 31, 2026, we repurchased $2.3 billion of shares associated with our share repurchase program. As of March 31, 2026, we had $8.6 billion remaining under our $15.0 billion share repurchase program authorized in December 2024. We retire shares once we repurchase them.
The following table summarizes components of equity with significant changes during the three months ended March 31, 2026 and 2025:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2025	944.8	$590	$7,346	$24,470	$(2,880)
Net income				7,396
Other comprehensive income, net of tax					47
Purchases of common stock	(2.4)	(1)		(2,356)
Issuance of stock under employee stock plans, net	1.1	1	(586)
Stock-based compensation			161
Other				4
Balance at March 31, 2026	943.5	$590	$6,921	$29,514	$(2,833)

Balance at December 31, 2024	947.9	$592	$7,439	$13,545	$(4,322)
Net income				2,759
Other comprehensive income, net of tax					547
Purchases of common stock	(1.4)	(1)		(1,199)
Issuance of stock under employee stock plans, net	1.6	1	(683)
Stock-based compensation			154
Other				(6)
Balance at March 31, 2025	948.1	$593	$6,910	$15,100	$(3,775)
The following table summarizes the activity related to each component of accumulated other comprehensive income (loss) during the three months ended March 31, 2026 and 2025:

	Foreign Currency Translation(1)	Retirement Benefit Plans	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(1,149)	$(1,987)	$255	$(2,880)
Other comprehensive income (loss)	50	(2)	(1)	47
Balance at March 31, 2026	$(1,099)	$(1,989)	$254	$(2,833)

Balance at December 31, 2024	$(2,390)	$(2,179)	$246	$(4,322)
Other comprehensive income (loss)	566	(3)	(16)	547
Balance at March 31, 2025	$(1,824)	$(2,182)	$230	$(3,775)
(1) Includes the impact of foreign currency transactions designated as net investment hedges. See Note 7 for additional information.

Note 10: Segment Information
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
The following table summarizes information for our single reportable segment, including significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Revenue	$19,799	$12,729
Less:
Cost of sales	3,577	2,225
Early-stage research and development(1)	1,266	990
Late-stage research and development(1)	2,244	1,744
Marketing, selling, and administrative	2,934	2,468
Acquired in-process research and development	584	1,572
Other segment items(2)	1,798	971
Net income	$7,396	$2,759

Interest expense	$332	$244
Expenditures for long-lived assets(3)	2,438	1,517
(1) Early-stage research and development primarily includes costs incurred from discovery through Phase 2 clinical trials. Late-stage research and development primarily includes costs incurred from Phase 3 clinical trials.
(2) Other segment items primarily include income taxes.
(3) Includes expenditures for property and equipment and computer software costs.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
(Tables present dollars in millions, except per-share data, and numbers may not add due to rounding)
General
Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial position. This discussion and analysis should be read in conjunction with the consolidated condensed financial statements and accompanying footnotes in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain statements in this Part I, Item 2 of this Quarterly Report on Form 10-Q constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" in this Quarterly Report on Form 10-Q and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, may cause our actual results, financial position, and cash generated from operations to differ from these forward-looking statements.
EXECUTIVE OVERVIEW
This section provides an overview of our financial results, updates to our clinical development pipeline, and other matters affecting our company and industry.
Financial Results
The following table summarizes certain financial information:

	Three Months Ended March 31,		Percent Change
	2026	2025
Revenue	$19,799	$12,729	56
Net income	7,396	2,759	168
Earnings per share - diluted	8.26	3.06	170
Revenue increased for the three months ended March 31, 2026, driven primarily by increased volume, partially offset by lower realized prices. The increased volume and lower realized prices during the three months ended March 31, 2026 were primarily driven by Mounjaro and Zepbound.
Net income and earnings per share for the three months ended March 31, 2026 increased primarily due to higher gross margin and lower acquired IPR&D charges, partially offset by higher research and development expenses and marketing, selling, and administrative expenses.
See "Results of Operations" for additional information.

Clinical Development Pipeline Updates
Our long-term success depends on our ability to continually discover or acquire, develop, and commercialize innovative medicines. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Executive Overview—Clinical Development Pipeline” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for select new molecular entities (NMEs) and new indication line extension (NILEX) products in clinical trials or that were submitted for regulatory review or received regulatory approval in the U.S., European Union (EU), or Japan. The following reflects certain developments since our Annual Report on Form 10-K for the year ended December 31, 2025:

Compound	Development
Orforglipron (Foundayo)	The FDA approved orforglipron for treatment of obesity.
Announced that a Phase 3 trial for orforglipron for type 2 diabetes met the primary endpoint.
Baricitinib	A Phase 3 trial was initiated for baricitinib for type 1 diabetes.
Eloralintide	A Phase 3 trial was initiated for eloralintide incretin add-on for obesity.
A Phase 3 trial was initiated for eloralintide for obstructive sleep apnea (OSA).
A Phase 3 trial was initiated for eloralintide for osteoarthritis (OA) pain.
Retatrutide	Announced that a Phase 3 trial for retatrutide for type 2 diabetes met the primary endpoint.
Brenipatide	A Phase 3 trial was initiated for brenipatide for major depressive disorder.
Sofetabart mipitecan(1)	A Phase 3 trial was initiated for sofetabart mipitecan for platinum-sensitive ovarian cancer.
(
(1) The FDA granted Breakthrough Therapy designation for sofetabart mipitecan for the treatment of certain patients with platinum-resistant ovarian cancer. Breakthrough Therapy designation is designed to expedite the development and review of potential medicines that are intended to treat a serious condition when preliminary clinical evidence indicates that the treatment may demonstrate substantial improvement on a clinically significant endpoint(s) over already available therapies.
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
In the first quarter of 2026, we finalized voluntary agreements with the U.S. government in which, among other arrangements, we agreed to lower Medicaid and certain other drug prices for U.S. patients and to launch new medicines with a more balanced pricing approach across developed nations. Under the Medicare GLP-1 Bridge program (Bridge Program), Medicare beneficiaries will have access to discounted Lilly obesity medicines by July 1, 2026 through December 31, 2027, and individual state Medicaid programs will have the option to expand access to these medicines. We continue to engage with the Centers for Medicare & Medicaid Services on long-term Medicare access to obesity medicines. The uptake from this expanded access is unknown. Moreover, the outcome of these arrangements and broader U.S. policy efforts to align domestic pharmaceutical pricing with international benchmarks from countries with competing healthcare cost containment priorities is uncertain and could negatively impact our pricing strategies, product demand or access, or competitive positioning across global markets, and may result in reduced revenue in certain markets.
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
The U.S. and other countries have imposed or reached alignment on tariffs. In some cases, imposed tariffs have been paused but may come into effect quickly and unpredictably. While pharmaceuticals are exempt from certain of these tariffs, such exemptions may be terminated or may not apply to any future tariffs. The precise impact of tariffs, trade protection measures, and other restrictions depend on their ultimate scope, timing, and other factors. If enacted, additional restrictions could result in supply disruptions or delays, further increase costs, or otherwise have a negative impact on our business. Given the nature of pharmaceutical regulation and commercialization, we may not be able to share the burden of increased costs from tariffs and related impacts to any meaningful degree.
Private payers and pharmacy benefit managers in the U.S. continue to significantly impact the market for pharmaceuticals through negotiation of access, manufacturer price or rebate concessions and pharmacy reimbursement rates. Restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private actors have and may continue to adversely impact our business and consolidated results of operations. In addition, we are engaged in litigation and investigations related to the 340B program, access to insulin, pricing, product safety, and other matters that could negatively impact our business and consolidated results of operations. It is not currently possible to predict the overall potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts worldwide.
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
Incretin Medicines
Mounjaro and Zepbound accounted for 65 percent of our total revenue for the three months ended March 31, 2026, and we expect cardiometabolic health products will continue to represent a significant and growing portion of our business, revenue, and prospects. In the first quarter of 2026, we finalized drug pricing agreements with the U.S. government, including Medicare access to discounted Lilly obesity medicines under the Bridge Program.
In April 2026, we received U.S. FDA approval for Foundayo (orforglipron) for the treatment of obesity. Internationally, we have submitted orforglipron for the treatment of obesity and launched Mounjaro in all major markets. To support anticipated demand for our current and prospective products, we have undertaken significant manufacturing expansion initiatives. Additional capacity is expected to become operational over the next several years.
We expect our near-term financial performance will be impacted by, among other factors, the timing of additional potential regulatory approvals for orforglipron, as well as the demand and pace of uptake in new incretin channels and markets, including in U.S. Medicare for Zepbound and Foundayo. More generally, incretin volume fluctuations due to channel dynamics or demand can have a disproportionate impact on our results of operations in any given period. Longer term, the durability of our cardiometabolic health product offerings and sustainability of our growth and prospects will depend on our ability to maintain or strengthen our competitive position as the therapeutic landscape evolves and to deliver further innovations that provide sufficient value to sustain our growth momentum.

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
Tax Matters
We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. The U.S. and countries around the world are actively proposing and enacting tax law changes. Further, actions taken with respect to tax-related matters by associations such as the OECD and the European Commission could influence tax laws in countries in which we operate. Tax authorities in the U.S. and other jurisdictions in which we do business routinely examine our tax returns and are expected to increase their scrutiny of cross-border tax issues. Additionally, we are subject to increasing tax disclosure obligations globally that could heighten our audit risk. Changes to existing U.S. and foreign tax laws and increased scrutiny by tax authorities in the U.S. and other jurisdictions could have a material adverse impact on our future consolidated results of operations and cash flows.
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
Other Factors
Other factors have had, and may continue to have, an impact on our consolidated results of operations. See "Business" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Notes 4 and 9 to the consolidated condensed financial statements for additional information and risks and uncertainties that could impact our business and operations, including the matters described within this Executive Overview.

RESULTS OF OPERATIONS
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended March 31,		Percent Change
	2026	2025
U.S.	$12,119	$8,489	43
Outside U.S.	7,680	4,239	81
Revenue	$19,799	$12,729	56

The following are components of the change in revenue compared with the prior year:

	Three Months Ended March 31,
	2026 vs. 2025
	U.S.	Outside U.S.	Consolidated
Volume	49%	95%	65%
Price	(7)	(25)	(13)
Foreign exchange rates	—	11	4
Percent change	43%	81%	56%
In the U.S. for the three months ended March 31, 2026, the volume increase was primarily driven by Zepbound and Mounjaro, and the lower realized prices were primarily driven by Zepbound and Taltz.
Outside the U.S. for the three months ended March 31, 2026, the volume increase was driven by Mounjaro, and the lower realized prices were primarily driven by the addition of Mounjaro to the National Reimbursed Drug List (NRDL) in China.
The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,				Percent Change
	2026			2025
	U.S.	Outside U.S.	Total	Total
Mounjaro	$4,232	$4,430	$8,662	$3,842	125
Zepbound(1)	4,134	26	4,160	2,312	80
Verzenio	706	596	1,302	1,159	12
Jardiance(2)	512	602	1,114	1,014	10
Trulicity	600	318	919	1,095	(16)
Taltz	417	315	733	762	(4)
Other	1,517	1,393	2,910	2,544	14
Revenue	$12,119	$7,680	$19,799	$12,729	56
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
Revenue of Mounjaro increased 59 percent in the U.S. during the three months ended March 31, 2026, reflecting strong demand, partially offset by lower realized prices. Lower realized prices in the U.S. were partially offset by a favorable one-time adjustment to estimates for rebates and discounts during the three months ended March 31, 2026. Revenue outside the U.S. during the three months ended March 31, 2026 was $4.4 billion compared to $1.2 billion during the three months ended March 31, 2025, primarily driven by volume growth, partially offset by lower realized prices driven by the addition of Mounjaro to the NRDL in China.
Revenue of Zepbound increased 79 percent in the U.S. during the three months ended March 31, 2026, primarily driven by strong demand, partially offset by lower realized prices, including previously announced reductions in cash pay prices. Lower realized prices were partially offset by a favorable one-time adjustment to estimates for rebates and discounts during the three months ended March 31, 2026.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Three Months Ended March 31,		Percent Change
	2026	2025
Gross margin	$16,222	$10,504	54
Gross margin as a percent of revenue	81.9%	82.5%
Research and development	$3,510	$2,734	28
Marketing, selling, and administrative	2,934	2,468	19
Acquired IPR&D	584	1,572	(63)
Income taxes	1,454	697	109
Effective tax rate	16.4%	20.2%
Gross margin as a percent of revenue decreased 0.6 percentage points for the three months ended March 31, 2026, primarily driven by lower realized prices.
Research and development expenses increased 28 percent for the three months ended March 31, 2026, driven by continued investments in our early and late-stage portfolio.
Marketing, selling, and administrative expenses increased 19 percent for the three months ended March 31, 2026, primarily driven by promotional efforts supporting ongoing and planned launches.
Acquired IPR&D charges for the three months ended March 31, 2025 were primarily related to the acquisition of Scorpion Therapeutics, Inc.'s PI3Kα inhibitor program STX-478. See Note 4 to the consolidated condensed financial statements for additional information.
The effective tax rate was 16.4 percent for the three months ended March 31, 2026, compared to 20.2 percent for the three months ended March 31, 2025, primarily driven by the unfavorable tax impact of a non-deductible acquired IPR&D charge in 2025. The 2026 and 2025 effective tax rates were impacted by net discrete tax benefits in each period.
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
Cash and cash equivalents decreased to $5.3 billion as of March 31, 2026, compared with $7.3 billion as of December 31, 2025. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the three months ended March 31, 2026 and 2025.
In addition to our cash and cash equivalents, we held total investments of $3.3 billion and $2.9 billion as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, we had approximately $850 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years. See Note 7 to the consolidated condensed financial statements for additional information.
As part of our business development activities in 2026, we have entered into acquisition agreements, subject to closing conditions. Potential amounts payable at closing for these pending acquisitions would be up to approximately $12 billion.
As of March 31, 2026, total debt was $43.4 billion, an increase of $0.9 billion compared with $42.5 billion as of December 31, 2025. See Note 7 to the consolidated condensed financial statements for additional information.
As of March 31, 2026, we had a total of $10.1 billion of unused committed bank credit facilities, $10.0 billion of which is available to support our commercial paper program. See Note 7 to the consolidated condensed financial statements for additional information. We believe that amounts accessible through existing commercial paper markets or other sources should be adequate to fund short-term borrowing needs.

During the three months ended March 31, 2026, we repurchased $2.3 billion of shares under our $15.0 billion share repurchase program authorized in December 2024. As of March 31, 2026, we had $8.6 billion remaining under this program.
During the three months ended March 31, 2026, we paid dividends of $1.5 billion, or $1.73 per share, to our shareholders.
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
Our management, with the participation of David Ricks, president and chief executive officer, and Lucas Montarce, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2025) as of March 31, 2026, and concluded that they were effective.
(b)Changes in Internal Controls. During the first quarter of 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended March 31, 2026:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2026	1,079	$1,024.22	1,079	$9,814
February 2026	133	1,029.80	133	9,677
March 2026	1,164	947.93	1,164	8,573
Total	2,376	987.15	2,376
During the three months ended March 31, 2026, we repurchased $2.3 billion of shares under our $15.0 billion share repurchase program that our board authorized in December 2024.
Item 5. Other Information
On February 10, 2026, a sales plan was entered into with respect to shares of company common stock indirectly reported by Anat Hakim, executive vice president, general counsel and secretary (Hakim Plan). The Hakim Plan calls for the sale of up to 10,000 shares between August 7, 2026 and November 30, 2026 subject to the terms and conditions of the Hakim Plan.
On February 13, 2026, Ilya Yuffa, executive vice president and president Lilly USA and Global Customer Capabilities, adopted a sales plan (Yuffa Plan). The Yuffa Plan calls for the sale of up to 2,500 shares of company common stock between June 10, 2026 and October 9, 2026 subject to the terms and conditions of the Yuffa Plan.
On February 17, 2026, Patrik Jonsson, executive vice president and president, Lilly International, adopted a sales plan (Jonsson Plan). The Jonsson Plan calls for the sale of up to 6,500 shares of company common stock between August 17, 2026 and February 16, 2027 subject to the terms and conditions of the Jonsson Plan.
Each of the above-described plans were entered into during an open trading window and are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act of 1934 and our policies regarding trading in our securities.

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

ELI LILLY AND COMPANY
(Registrant)

Date:	April 30, 2026	/s/ Lucas Montarce
Lucas Montarce
Executive Vice President and Chief Financial Officer
Date:	April 30, 2026	/s/ Donald Zakrowski
Donald Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer