Form 10-Q
period 2026-06-30
ELI LILLY & Co
filed 2026-08-05
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of August 3, 2026:

Class	Number of Shares Outstanding
Common	941,357,065

Eli Lilly and Company
Form 10-Q
For the Quarter Ended June 30, 2026

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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY
(Dollars and shares in millions, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$22,974	$15,558	$42,773	$28,286
Costs, expenses, and other:
Cost of sales	3,268	2,448	6,845	4,672
Research and development	3,819	3,336	7,329	6,070
Marketing, selling, and administrative	3,430	2,753	6,364	5,221
Acquired in-process research and development	2,776	154	3,360	1,726
Asset impairment, restructuring, and other special charges	703	—	982	35
Other–net, (income) expense	(269)	90	(204)	329
	13,727	8,781	24,676	18,053
Income before income taxes	9,247	6,777	18,097	10,233
Income taxes	2,152	1,116	3,606	1,813
Net income	$7,095	$5,661	$14,491	$8,420

Earnings per share:
Basic	$7.95	$6.30	$16.22	$9.37
Diluted	$7.94	$6.29	$16.19	$9.35

Shares used in calculation of earnings per share:
Basic	892.4	897.9	893.5	898.3
Diluted	893.7	899.8	894.8	900.2
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$7,095	$5,661	$14,491	$8,420
Other comprehensive income, net of tax	72	59	119	606
Comprehensive income	$7,167	$5,720	$14,610	$9,026
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY
(Dollars in millions)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$8,950	$7,268
Accounts receivable	20,083	17,760
Other receivables	3,392	2,395
Inventories	16,793	13,744
Prepaid expenses	15,368	14,315
Other current assets	86	147
Total current assets	64,672	55,629
Noncurrent Assets
Investments	3,856	2,802
Goodwill	8,849	5,898
Other intangibles, net	18,110	6,521
Deferred tax assets	10,028	9,959
Property and equipment, net of accumulated depreciation of $13,103 (2026) and $12,560 (2025)	29,286	24,675
Other noncurrent assets	7,482	6,992
Total assets	$142,283	$112,476
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$7,050	$1,635
Accounts payable	6,112	5,379
Employee compensation	1,798	2,375
Sales rebates and discounts	21,122	17,382
Other current liabilities	11,659	8,457
Total current liabilities	47,741	35,228
Noncurrent Liabilities
Long-term debt	47,858	40,868
Long-term income taxes payable	5,461	5,875
Other noncurrent liabilities	7,344	3,970
Total noncurrent liabilities	60,663	50,713
Commitments and Contingencies
Equity
Common stock	588	590
Additional paid-in capital	7,117	7,346
Retained earnings	31,893	24,470
Employee benefit trust	(3,013)	(3,013)
Accumulated other comprehensive loss	(2,761)	(2,880)
Other equity	55	22
Total equity	33,879	26,535
Total liabilities and equity	$142,283	$112,476
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$14,491	$8,420
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	1,043	941
Change in deferred income taxes	(433)	(1,460)
Stock-based compensation expense	362	339
Acquired in-process research and development	3,360	1,726
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(2,334)	(5,627)
Other operating activities, net	(466)	414
Net Cash Provided by Operating Activities	16,023	4,753
Cash Flows from Investing Activities
Purchases of property and equipment	(5,259)	(3,207)
Purchases of noncurrent investments	(604)	(368)
Purchases of in-process research and development	(3,486)	(1,864)
Cash paid for acquisitions, net of cash acquired	(9,805)	—
Other investing activities, net	(158)	252
Net Cash Used for Investing Activities	(19,312)	(5,187)
Cash Flows from Financing Activities
Dividends paid	(3,094)	(2,693)
Net change in short-term borrowings	5,284	(246)
Proceeds from issuance of long-term debt	8,941	6,461
Repayments of long-term debt	(1,623)	(778)
Purchases of common stock	(3,957)	(1,892)
Other financing activities, net	(595)	(717)
Net Cash Provided by Financing Activities	4,956	135
Effect of exchange rate changes on cash and cash equivalents	15	407
Net increase in cash and cash equivalents	1,682	108
Cash and cash equivalents at January 1	7,268	3,268
Cash and Cash Equivalents at June 30	$8,950	$3,376
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
We operate as a single operating segment engaged in the discovery, development, manufacturing, marketing, and sales of pharmaceutical products worldwide. A global research and development organization and a supply chain organization are responsible for the discovery, development, manufacturing, and supply of our products. Our commercial organizations market, distribute, and sell the products. The business is also supported by global corporate staff functions. See Note 11 for additional information.
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
Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net product revenue	$21,403	$14,726	$39,856	$26,327
Collaboration and other revenue	1,571	832	2,917	1,959
Revenue	$22,974	$15,558	$42,773	$28,286
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

Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were 3 percent and 2 percent of U.S. revenue during the three and six months ended June 30, 2026, respectively, and 1 percent and less than 1 percent of U.S. revenue during the three and six months ended June 30, 2025, respectively.
Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$4,791	$5,152	$9,943	$3,302	$1,897	$5,199
Zepbound(1)	4,873	55	4,928	3,380	2	3,381
Jardiance(2)	616	615	1,232	382	308	690
Trulicity	908	312	1,219	744	348	1,092
Other cardiometabolic health	554	477	1,031	556	425	980
Total cardiometabolic health	11,742	6,611	18,353	8,363	2,980	11,343

Oncology:
Verzenio	845	629	1,474	929	560	1,489
Other oncology	628	468	1,096	490	434	924
Total oncology	1,473	1,097	2,570	1,419	994	2,414

Immunology:
Taltz	539	317	856	549	299	848
Other immunology	251	310	561	152	256	408
Total immunology	790	627	1,417	701	555	1,256

Neuroscience	325	104	429	248	96	344

Other	84	122	205	83	119	202

Revenue	$14,413	$8,561	$22,974	$10,814	$4,743	$15,558
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.

The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026			2025
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$9,024	$9,582	$18,605	$5,958	$3,083	$9,041
Zepbound(1)	9,006	81	9,088	5,685	8	5,693
Jardiance(2)	1,128	1,218	2,346	692	1,012	1,704
Trulicity	1,508	630	2,138	1,514	673	2,187
Other cardiometabolic health	1,000	936	1,936	1,091	835	1,925
Total cardiometabolic health	21,666	12,447	34,113	14,940	5,611	20,551

Oncology:
Verzenio	1,551	1,224	2,776	1,587	1,062	2,648
Other oncology	1,149	914	2,062	879	835	1,713
Total oncology	2,700	2,138	4,838	2,465	1,896	4,361

Immunology:
Taltz	956	632	1,588	1,025	584	1,610
Other immunology	453	579	1,032	254	480	734
Total immunology	1,409	1,211	2,620	1,279	1,065	2,344

Neuroscience	617	194	811	437	179	616

Other	140	252	392	182	232	414

Revenue	$26,532	$16,241	$42,773	$19,304	$8,983	$28,286
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
The following table summarizes revenue by geographical area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue(1):
U.S.	$14,413	$10,814	$26,532	$19,304
Europe	4,115	2,574	7,760	4,963
China	941	466	1,635	917
Japan	628	521	1,199	923
Rest of world	2,877	1,182	5,648	2,180
Revenue	$22,974	$15,558	$42,773	$28,286
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
For the Jardiance product family in the most significant markets, which remains in the collaboration through December 31, 2028, we receive a share of net sales depending on performance of the product, which we recognize as collaboration and other revenue. The following table summarizes our revenue recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Jardiance	$1,232	$690	$2,346	$1,704
During the three and six months ended June 30, 2026, we recognized $250 million and $500 million of sales-based milestones for Jardiance, respectively. During the six months ended June 30, 2025, we recognized a one-time benefit of $370 million for Jardiance. As of June 30, 2026, we have the right to receive up to $410 million in potential sales-based milestones related to the Jardiance product family in certain markets in 2026.
Ebglyss
We have a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab, which is branded and trademarked as Ebglyss. Roche receives tiered royalty payments on worldwide net sales ranging in percentages from high single digits to high teens, which we recognize as cost of sales. As of June 30, 2026, Roche is eligible to receive additional payments from us, including up to $975 million in potential sales-based milestones.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize Ebglyss, for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis, in Europe. We receive tiered royalty payments on net sales in Europe ranging in percentages from low double digits to low twenties, which we recognize as collaboration and other revenue. As of June 30, 2026, we are eligible to receive additional payments up to $1.2 billion in a series of sales-based milestones.
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
For the six months ended June 30, 2026 and 2025, our significant acquisitions that were accounted for as business combinations were Kelonia Therapeutics, Inc. (Kelonia), Centessa Pharmaceuticals plc (Centessa), and Ventyx Biosciences, Inc. (Ventyx) and are summarized in the following table:

	Kelonia	Centessa	Ventyx
Acquisition date	June 25, 2026	June 24, 2026	March 4, 2026
Business description	In vivo chimeric antigen receptor T-cell (CAR-T) therapies	Orexin receptor 2 agonists for sleep-wake disorders	Oral therapies for inflammatory-mediated diseases
Estimated fair value as of acquisition date:
Cash	$46	$233	$120
Acquired in-process research and development (IPR&D)	4,695	6,058	977
Goodwill(1)	1,052	1,655	232
Deferred tax liabilities, net	(822)	(1,279)	(150)
Other assets and liabilities, net	(74)	(74)	(1)
Acquisition date fair value of consideration	4,897	6,593	1,178
Less:
Cash acquired	(46)	(233)	(120)
Fair value of contingent consideration	(1,765)	(402)	N/A
Cash consideration paid or to be paid, net of cash acquired(2)	$3,086	$5,958	$1,058

Contingent consideration(3)	$3,750	$1,542	N/A
Primary acquired IPR&D intangible	KLN-1010	ORX750	VTX3232
(1) The goodwill recognized from these acquisitions is primarily attributable to future unidentified projects and products, the assembled workforce for the companies, and the recognition of deferred tax liabilities, which is not deductible for tax purposes.
(2) As of June 30, 2026, cash consideration unpaid for Kelonia and Centessa was $208 million and $88 million, respectively.
(3) These amounts represent the maximum amount of potential payments and are subject to the achievement of certain specified milestones. See Note 8 for additional information related to contingent consideration amounts.
N/A - Not applicable

We are in the process of determining fair values and tax bases of the assets acquired and liabilities assumed, including the identification and valuation of intangible assets and tax exposures, as our access to information was limited prior to each acquisition. The final determination of these amounts will be completed as soon as practicable but no later than one year from each acquisition date. The final determination may result in asset and liability fair values and tax bases that differ from the preliminary estimates and require changes to the preliminary amounts recognized.

Asset Acquisitions
Upon each asset acquisition, the cost allocated to acquired IPR&D was immediately expensed as acquired IPR&D if the compound had no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound were expensed as acquired IPR&D when the event triggering an obligation to pay the milestone occurred. We recognized acquired IPR&D charges of $2.8 billion and $3.4 billion for the three and six months ended June 30, 2026, respectively, and $154 million and $1.7 billion for the three and six months ended June 30, 2025, respectively.
The following table summarizes our significant acquired IPR&D charges during 2026 and 2025:

Counterparty	Compound, Therapy, or Asset	Acquisition Month	Phase of Development(1)	Acquired IPR&D Charge
Ajax Therapeutics, Inc. (Ajax)	AJ1-11095, oral, Type II JAK2 inhibitor for the treatment of myelofibrosis and polycythemia vera	June 2026	Phase 1	$909
Orna Therapeutics, Inc. (Orna)	ORN-252, CD19 targeting in vivo CAR-T therapy designed to treat B cell-driven autoimmune diseases	May 2026	Phase 1	1,233

Scorpion Therapeutics, Inc. (Scorpion)	STX-478, PI3Kα inhibitor for the treatment of breast cancer and other advanced solid tumors	March 2025	Phase 1	1,412
(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.
Subsequent Events
In July 2026, we acquired three companies to build an infectious disease portfolio for up to $3.9 billion in aggregate, inclusive of upfront payments and additional potential payments based upon the achievement of certain clinical, regulatory, and commercial milestones. Our access to information was limited prior to the acquisitions. As a consequence, we are in the process of determining the fair values of the assets acquired and liabilities assumed and the associated accounting treatments.
Note 5: Asset Impairment, Restructuring, and Other Special Charges
Asset impairment, restructuring, and other special charges recognized during the three and six months ended June 30, 2026 were $703 million and $982 million, respectively, primarily related to the accelerated vesting of employee equity awards and other acquisition and integration costs associated with the closing of our acquisitions of business combinations. See Note 4 for additional information. In addition, asset impairment, restructuring, and other special charges recognized during the six months ended June 30, 2026 included charges related to litigation matters. See Note 9 for additional information related to litigation matters.

Note 6: Income Taxes
The effective tax rates were 23.3 percent and 16.5 percent for the three months ended June 30, 2026 and 2025, respectively. The higher tax rate for the three months ended June 30, 2026 was primarily driven by the unfavorable tax impact of nondeductible acquired IPR&D charges and, to a lesser extent, a mix of earnings in higher tax jurisdictions and the unfavorable tax impact of asset impairment, restructuring, and other special charges.
The effective tax rates were 19.9 percent and 17.7 percent for the six months ended June 30, 2026 and 2025, respectively. The higher tax rate for the six months ended June 30, 2026 was primarily driven by a mix of earnings in higher tax jurisdictions and the unfavorable tax impact of asset impairment, restructuring, and other special charges. The effective tax rates in both periods were unfavorably impacted by nondeductible acquired IPR&D charges.
At June 30, 2026 and December 31, 2025, prepaid expenses included prepaid taxes of $13.6 billion and $12.9 billion, respectively.
The U.S. examination of tax years 2019-2021 remains ongoing. For tax years 2016-2018, we are pursuing competent authority assistance through the Mutual Agreement Procedure (MAP) process for the pricing of certain intercompany transactions. The resolution of both audit periods will likely extend beyond the next 12 months.
Note 7: Inventories
The following table summarizes components of inventories:

	June 30, 2026	December 31, 2025
Finished products	$2,630	$1,931
Work in process	9,997	8,183
Raw materials and supplies	4,128	3,587
Total (approximates replacement cost)	16,755	13,701
Increase to last-in, first-out cost	38	43
Inventories	$16,793	$13,744

Note 8: Financial Instruments
Investments in Equity and Debt Securities
The following table summarizes certain fair value information at June 30, 2026 and December 31, 2025 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
June 30, 2026
Cash equivalents(1)	$4,410	$4,410	$4,410	$—	$—	$4,410
Short-term investments:
Available-for-sale debt securities(2)	$14	$14	$5	$9	$—	$14
Other securities	46	46	—	12	34	46
Short-term investments	$60
Noncurrent investments:
Available-for-sale debt securities(2)	$367	$379	$67	$300	$—	$367
Other securities	83	52	—	2	81	83
Marketable equity securities	796	527	796	—	—	796
Equity investments without readily determinable fair values(3)	1,073
Equity method investments(3)	1,537
Noncurrent investments	$3,856

December 31, 2025
Cash equivalents(1)	$4,392	$4,392	$4,392	$—	$—	$4,392
Short-term investments:
Available-for-sale debt securities(2)	$16	$16	$9	$7	$—	$16
Other securities	89	89	—	12	78	89
Short-term investments	$105
Noncurrent investments:
Available-for-sale debt securities(2)	$360	$368	$69	$291	$—	$360
Other securities	85	54	—	2	83	85
Marketable equity securities	223	292	223	—	—	223
Equity investments without readily determinable fair values(3)	846
Equity method investments(3)	1,288
Noncurrent investments	$2,802
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
Debt
Below are the details of our issuance of long-term debt in 2026. The cash proceeds were used for general corporate purposes, including the repayment of outstanding commercial paper and the funding of a portion of the upfront cash consideration and related fees and expenses payable in connection with our acquisitions of Centessa and Kelonia.

Date of Issuance	Amount	Maturity	Stated Interest Rate
May 2026	$9,000	2028-2066	4.150%-5.700%(1)
(1) Included in the 2028 and 2029 tranches are an aggregate $1.3 billion of floating-rate notes, with interest reset and paid quarterly using Secured Overnight Financing Rate (SOFR) plus 0.350 and 0.460 percent, respectively.

The following table summarizes the carrying amount and fair value using Level 2 inputs for our short-term and long-term debt:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term commercial paper borrowings	$5,284	$5,280	$—	$—
Long-term debt, including current portion	49,624	46,555	42,503	39,799
Contingent Consideration
Contingent consideration is additional consideration payable as a result of an acquisition accounted for as a business combination that is contingent on the achievement of certain development, success-based regulatory, or sales-based milestones. Contingent consideration liabilities are carried at fair value, estimated using a discounted cash flow analysis and Level 3 inputs. These inputs include projections of expected cash payments associated with the agreed upon milestones based primarily on probabilities of technical success, timing of the potential milestone events for the compounds, and estimated discount rates. The following table summarizes the fair value for our contingent consideration liabilities:

	June 30, 2026	December 31, 2025
Other current liabilities	$814	$34
Other noncurrent liabilities	1,704	217
During 2026, the increase in contingent consideration liabilities primarily related to our acquisition of Kelonia. See Note 4 for additional information.
Hedging
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro, Japanese yen, and Chinese yuan. We manage foreign currency risk primarily through the use of foreign currency debt and foreign currency forward contracts. Our foreign currency-denominated notes designated as accounting hedges had carrying amounts of $3.6 billion and $6.0 billion as of June 30, 2026 and December 31, 2025, respectively. The following table summarizes the aggregate outstanding notional amounts of our foreign currency forward contracts in U.S. dollar equivalent:

	June 30, 2026		December 31, 2025
	Purchase	Sell	Purchase	Sell
Designated as accounting hedges	$246	$—	$67	$—
Not designated as accounting hedges	17,869	10,123	14,281	9,264
The following table summarizes the effects of significant hedging activity on our consolidated condensed financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recognized in other–net, (income) expense:
Foreign currency forward contracts not designated as accounting hedges	$(53)	$(651)	$(150)	$(639)
Recognized in other comprehensive income (loss):
Foreign currency-denominated notes:
Designated as accounting hedges	17	(485)	132	(688)
Foreign currency forward contracts:
Designated as accounting hedges	—	(965)	(30)	(1,293)

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
Patent Matters
In the course of our business, we are party to actions and proceedings involving third parties that seek to challenge, invalidate, or circumvent our patents and patent applications relating to our products, product candidates, and technologies, including the matter described below.
Emgality Patent Litigation
In September 2018, Teva Pharmaceuticals International GmbH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) filed a complaint in the U.S. District Court for the District of Massachusetts alleging that Lilly's launch and continued sales of Emgality infringed various claims in three Teva patents. In November 2022, following a trial, a jury returned a verdict in favor of Teva. In September 2023, the trial court overruled the jury verdict, found all asserted claims invalid, and entered judgment in Lilly's favor. In April 2026, the U.S. Court of Appeals for the Federal Circuit issued an opinion reversing the trial court's finding that the patents are invalid and remanding to the district court, and we recognized a charge related to the matter during the three months ended March 31, 2026. In June 2026, we filed a petition for rehearing en banc.
Verzenio Hatch-Waxman Litigation
In April 2026, Lilly received notice that Cipla Ltd. had filed an Abbreviated New Drug Application (ANDA) seeking approval for a generic version of Verzenio (abemaciclib) tablets before expiration of the compound patent listed in the U.S. Food and Drug Administration's (FDA) Orange Book. In June 2026, Lilly filed a patent infringement action against Cipla Ltd. and its subsidiary Cipla USA Inc. in the U.S. District Court for the District of Delaware.
Tirzepatide Hatch-Waxman Litigation
In July 2026, Lilly received notice that multiple generic companies had filed ANDAs seeking approval to market generic versions of Mounjaro and/or Zepbound before the expiration of some or all of the patents listed for those products in the FDA’s Orange Book. We intend to file suit for patent infringement.

Environmental Matters
Superfund Matters
Under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as "Superfund," we have been designated as one of several potentially responsible parties with respect to the cleanup of fewer than 10 sites. Under Superfund, each responsible party may be jointly and severally liable for the entire amount of the cleanup.
Brazil Litigation – Cosmopolis Facility
Labor Attorney Litigation
In March 2008, the state Labor Public Attorney (LPA) filed a public civil action against Eli Lilly do Brasil Limitada (Lilly Brasil) in the Labor Court of Paulinia, State of Sao Paulo, alleging harm to employees and former employees from alleged exposure to soil and groundwater contaminants at a former manufacturing facility in Cosmopolis, operated by the company between 1977 and 2003. In May 2014, the trial court ruled against Lilly Brasil, ordering several remedial and compensatory actions, including health coverage for a class of individuals and certain of their children, and imposing a liquidated award. In December 2025, the superior labor court (TST) significantly reduced the liquidated award. Further appeals are ongoing.
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
In July 2021, Mosaic Health, Inc. filed a putative class action lawsuit in the U.S. District Court for the Western District of New York against us, Sanofi-Aventis U.S., LLC, Novo Nordisk Inc., and AstraZeneca Pharmaceuticals LP, alleging antitrust and unjust enrichment claims related to the defendants' 340B programs. In October 2021, an amended complaint added Central Virginia Health Services, Inc. as a plaintiff. After the district court dismissed the case for failure to state a claim, the U.S. Court of Appeals for the Second Circuit reversed. We filed a petition seeking U.S. Supreme Court review in March 2026. The matter is ongoing.
Various state and 340B provider plaintiffs have filed lawsuits against us, and in some cases other manufacturers and third parties, relating to the 340B program, including our policies regarding contract pharmacies, submission of claims data, and our compliance with state laws purporting to regulate the 340B program. The complaints in these lawsuits assert a variety of claims, including consumer protection, unfair or deceptive trade practices, unfair competition, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and violations of state statutes governing 340B pricing. The lawsuits generally seek damages, civil penalties, and/or injunctive relief, and are at various stages in the litigation process. We are also involved in other ongoing litigation and inquiries related to the 340B program, including lawsuits Lilly has filed challenging aspects of the 340B program.

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
In January 2022, the Michigan attorney general filed a petition in Michigan state court seeking authorization to investigate Lilly for potential violations of the Michigan Consumer Protection Act (MCPA), along with a complaint seeking a declaratory judgment that the state has authority to investigate Lilly's sale of insulin under the MCPA. The court authorized the proposed investigation and the issuance of civil investigative subpoenas. In April 2022, however, the parties entered into a stipulation providing that the state will not issue any civil investigative subpoena to us under the MCPA until the declaratory judgment action is resolved, and in July 2022, the court dismissed the case in its entirety. In June 2023, the Michigan Court of Appeals affirmed the judgment in our favor. In July 2026, the Michigan Supreme Court reversed the Michigan Court of Appeals decision.
Lilly entered into settlement agreements with New York and Minnesota to resolve allegations relating to insulin pricing in 2023 and 2024, respectively. These agreements involved no monetary payments and no admission of wrongdoing or liability.
Pricing Investigations
We have been subject to various investigations and received subpoenas, civil investigative demands, information requests, interrogatories, and other inquiries from various governmental entities related to the pricing and sale of our medications, and/or calculations of average manufacturer price and best price. These include subpoenas, civil investigative demands, or information requests from the U.S. Department of Justice, the U.S. Federal Trade Commission, and attorneys general from various states and the District of Columbia.
To the extent the foregoing governmental entities have not filed lawsuits, we are cooperating with the various investigations, subpoenas, and inquiries.
Average Manufacturer Price Litigation
In November 2014, a relator filed a qui tam action in the U.S. District Court for the Northern District of Illinois against us and Takeda Pharmaceuticals America, Inc. The relator's complaint alleged that the defendants should have treated certain credits from distributors as retroactive price increases and included such increases in calculating average manufacturer prices. In August 2022, following a trial, the jury returned a verdict in favor of the relator. In September 2025, the U.S. Court of Appeals for the Seventh Circuit affirmed, and we recognized a charge related to the matter. In May 2026, the U.S. Supreme Court denied further review.
Other Matters
Actos Litigation
We, along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda), are named as defendants in a third-party payer class action in the U.S. District Court for the Central District of California. The plaintiffs allege that bladder cancer risk was concealed from them and claim that as a result they and a proposed class of third-party payers are entitled to recover money paid for Actos prescriptions. Our agreement with Takeda calls for Takeda to defend and indemnify us against losses and expenses with respect to U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. In May 2023, the district court certified the class. The U.S. Court of Appeals for the Ninth Circuit subsequently affirmed, and the U.S. Supreme Court denied our petition for certiorari. The matter is ongoing.

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
Note 10: Equity
The following table summarizes components of equity with significant changes during the three months ended June 30, 2026 and 2025:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at March 31, 2026	943.5	$590	$6,921	$29,514	$(2,833)
Net income				7,095
Other comprehensive income, net of tax					72
Cash dividends declared per share: $3.46				(3,088)
Purchases of common stock	(2.0)	(2)		(1,628)
Issuance of stock under employee stock plans, net	—	—	(5)
Stock-based compensation			201
Balance at June 30, 2026	941.5	$588	$7,117	$31,893	$(2,761)

Balance at March 31, 2025	948.1	$593	$6,910	$15,100	$(3,775)
Net income				5,661
Other comprehensive income, net of tax					59
Cash dividends declared per share: $3.00				(2,692)
Purchases of common stock	(0.9)	(1)		(692)
Issuance of stock under employee stock plans, net	—	—	(6)
Stock-based compensation			185
Balance at June 30, 2025	947.2	$592	$7,089	$17,376	$(3,716)

The following table summarizes components of equity with significant changes during the six months ended June 30, 2026 and 2025:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2025	944.8	$590	$7,346	$24,470	$(2,880)
Net income				14,491
Other comprehensive income, net of tax					119
Cash dividends declared per share: $3.46				(3,088)
Purchases of common stock	(4.4)	(3)		(3,984)
Issuance of stock under employee stock plans, net	1.1	1	(591)
Stock-based compensation			362
Other				4
Balance at June 30, 2026	941.5	$588	$7,117	$31,893	$(2,761)

Balance at December 31, 2024	947.9	$592	$7,439	$13,545	$(4,322)
Net income				8,420
Other comprehensive income, net of tax					606
Cash dividends declared per share: $3.00				(2,692)
Purchases of common stock	(2.3)	(1)		(1,891)
Issuance of stock under employee stock plans, net	1.6	1	(689)
Stock-based compensation			339
Other				(6)
Balance at June 30, 2025	947.2	$592	$7,089	$17,376	$(3,716)
As of June 30, 2026, we had $7.0 billion remaining under our $15.0 billion share repurchase program authorized in December 2024. We retire shares once we repurchase them.
The following table summarizes the activity related to each component of accumulated other comprehensive income (loss) during the three months ended June 30, 2026 and 2025:

	Foreign Currency Translation(1)	Retirement Benefit Plans	Other	Accumulated Other Comprehensive Loss
Balance at March 31, 2026	$(1,099)	$(1,989)	$254	$(2,833)
Other comprehensive income (loss)	44	32	(4)	72
Balance at June 30, 2026	$(1,055)	$(1,957)	$250	$(2,761)

Balance at March 31, 2025	$(1,824)	$(2,182)	$230	$(3,775)
Other comprehensive income (loss)	66	(12)	5	59
Balance at June 30, 2025	$(1,758)	$(2,193)	$235	$(3,716)
(1) Includes the impact of foreign currency transactions designated as net investment hedges. See Note 8 for additional information.

The following table summarizes the activity related to each component of accumulated other comprehensive income (loss) during the six months ended June 30, 2026 and 2025:

	Foreign Currency Translation(1)	Retirement Benefit Plans	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(1,149)	$(1,987)	$255	$(2,880)
Other comprehensive income (loss)	94	30	(5)	119
Balance at June 30, 2026	$(1,055)	$(1,957)	$250	$(2,761)

Balance at December 31, 2024	$(2,390)	$(2,179)	$246	$(4,322)
Other comprehensive income (loss)	632	(15)	(12)	606
Balance at June 30, 2025	$(1,758)	$(2,193)	$235	$(3,716)
(1) Includes the impact of foreign currency transactions designated as net investment hedges. See Note 8 for additional information.
Note 11: Segment Information
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
The following table summarizes information for our single reportable segment, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$22,974	$15,558	$42,773	$28,286
Less:
Cost of sales	3,268	2,448	6,845	4,672
Early-stage research and development(1)	1,450	1,156	2,715	2,146
Late-stage research and development(1)	2,368	2,180	4,613	3,924
Marketing, selling, and administrative	3,430	2,753	6,364	5,221
Acquired in-process research and development	2,776	154	3,360	1,726
Other segment items(2)	2,587	1,207	4,384	2,177
Net income	$7,095	$5,661	$14,491	$8,420

Interest expense	$345	$249	$677	$493
Expenditures for long-lived assets(3)	2,906	1,985	5,344	3,502
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
Financial Results
The following table summarizes certain financial information:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Revenue	$22,974	$15,558	48	$42,773	$28,286	51
Net income	7,095	5,661	25	14,491	8,420	72
Earnings per share - diluted	7.94	6.29	26	16.19	9.35	73
Revenue increased for the three and six months ended June 30, 2026, driven primarily by increased volume, partially offset by lower realized prices. The increased volume and the lower realized prices during the three and six months ended June 30, 2026 were primarily driven by Mounjaro and Zepbound.
Net income and earnings per share for the three months ended June 30, 2026 increased primarily due to higher gross margin, partially offset by higher acquired IPR&D charges, asset impairment, restructuring, and other special charges, and marketing, selling, and administrative expenses. Net income and earnings per share for the six months ended June 30, 2026 increased primarily due to higher gross margin, partially offset by higher acquired IPR&D charges, research and development expenses, and marketing, selling, and administrative expenses.
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

Compound	Development
Orforglipron (Foundayo)	The FDA approved orforglipron for treatment of obesity.
Submitted orforglipron for type 2 diabetes in the U.S., the EU, and Japan.
Insulin efsitora alfa	The Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending insulin efsitora alfa for the treatment of type 2 diabetes in the EU.
Baricitinib	A Phase 3 trial was initiated for baricitinib for type 1 diabetes.
Eloralintide	A Phase 3 trial was initiated for eloralintide incretin add-on for obesity.
A Phase 3 trial was initiated for eloralintide for obstructive sleep apnea (OSA).
A Phase 3 trial was initiated for eloralintide for osteoarthritis (OA) pain.
Retatrutide	Announced that Phase 3 trials for retatrutide for obesity met their primary endpoints.
Announced that a Phase 3 trial for retatrutide for type 2 diabetes met the primary endpoint.
Brenipatide	A Phase 3 trial was initiated for brenipatide for major depressive disorder.
Sofetabart mipitecan(1)	A Phase 3 trial was initiated for sofetabart mipitecan for platinum-sensitive ovarian cancer.
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
We have entered into voluntary agreements with the U.S. government in which, among other arrangements, we agreed to lower Medicaid and certain other drug prices for U.S. patients and to launch new medicines with a more balanced pricing approach across developed nations. Under the Medicare GLP-1 Bridge program (Bridge Program), Medicare beneficiaries obtained access to discounted Lilly obesity medicines effective July 1, 2026 through December 31, 2027, and individual state Medicaid programs separately have the option to expand access to these medicines. We continue to engage with the Centers for Medicare & Medicaid Services on long-term Medicare access to obesity medicines. The uptake from this expanded access is unknown. Moreover, the outcome of these arrangements and broader U.S. policy efforts to align domestic pharmaceutical pricing with international benchmarks from countries with competing healthcare cost containment priorities is uncertain and could negatively impact our pricing strategies, product demand or access, or competitive positioning across global markets, and may result in reduced revenue in certain markets.

Other policies, regulations, legislation, or enforcement, including those proposed or pursued by lawmakers, regulators, and other authorities in the U.S. and worldwide, have and may continue to adversely impact our business and consolidated results of operations.
The Inflation Reduction Act of 2022 (IRA) requires HHS to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Currently, these government prices generally apply beginning at nine years (for medicines approved under a New Drug Application) or thirteen years (for medicines approved under a Biologics License Application) following FDA approval or licensure for the molecule. HHS selected Jardiance, which is part of our collaboration with Boehringer Ingelheim, in August 2023 (effective 2026), and selected Trulicity and Verzenio in January 2026 (to be effective 2028), as medicines subject to government-set prices. Given our product portfolio, we expect other significant products will be selected in future years. The IRA has, and will continue to, meaningfully influence our business strategies and those of our competitors and could significantly impact our business and consolidated results of operations.
The U.S. and other countries have imposed or reached alignment on tariffs. In some cases, imposed tariffs have been paused but may come into effect quickly and unpredictably. While Lilly and pharmaceuticals are exempt from certain of these tariffs, such exemptions may expire, be terminated or may not apply to any future tariffs. The precise impact of tariffs, trade protection measures, and other restrictions depends on their ultimate scope, timing, and other factors. If enacted, additional restrictions could result in supply disruptions or delays, further increase costs, or otherwise have a negative impact on our business.
Private payers and pharmacy benefit managers in the U.S. continue to significantly impact the market for pharmaceuticals through negotiation of access, manufacturer price or rebate concessions and pharmacy reimbursement rates. Restrictive or unfavorable pricing, coverage, or reimbursement determinations for our medicines or product candidates by governments, regulatory agencies, courts, or private actors have and may continue to adversely impact our business and consolidated results of operations. In addition, we are engaged in litigation, investigations, and discussions with government entities related to government programs (including the 340B program), access to medicine, pricing, product safety, and other matters that could negatively impact our business and consolidated results of operations. It is not currently possible to predict the overall potential adverse impact to us or the general pharmaceutical industry of continued cost containment efforts worldwide.
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
Incretin Medicines
Mounjaro and Zepbound accounted for 65 percent of our total revenue for the six months ended June 30, 2026, and we expect cardiometabolic health products will continue to represent a significant and growing portion of our business, revenue, and prospects. In the first quarter of 2026, we finalized drug pricing agreements with the U.S. government, including Medicare access to discounted Lilly obesity medicines under the Bridge Program.
In the second quarter of 2026, we launched Foundayo (orforglipron) in the U.S. for the treatment of obesity and submitted orforglipron to the FDA for type 2 diabetes. Internationally, we have launched Mounjaro and submitted orforglipron for the treatment of obesity and/or type 2 diabetes in all major markets. To support anticipated demand for our current and prospective products, we have undertaken significant manufacturing expansion initiatives. Additional capacity is expected to become operational over the next several years.
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
Acquisitions
We invest in external research and technologies and manufacturing capabilities that we believe complement and strengthen our own efforts. These investments can take many forms, including acquisitions, collaborations, investments, and licensing arrangements. We view business development activity as an important component of our research and development strategy.
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

RESULTS OF OPERATIONS
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
U.S.	$14,413	$10,814	33	$26,532	$19,304	37
Outside U.S.	8,561	4,743	80	16,241	8,983	81
Revenue	$22,974	$15,558	48	$42,773	$28,286	51

The following are components of the change in revenue compared with the prior year:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	37%	113%	60%	42%	104%	62%
Price	(3)	(36)	(13)	(5)	(31)	(13)
Foreign exchange rates	—	4	1	—	7	2
Percent change	33%	80%	48%	37%	81%	51%
In the U.S. for the three and six months ended June 30, 2026, the volume increase was primarily driven by Zepbound and Mounjaro. In the U.S. for the three and six months ended June 30, 2026, the lower realized prices were primarily driven by Zepbound and Mounjaro, partially offset by adjustments to estimates for rebates and discounts primarily driven by Trulicity, Mounjaro, and Zepbound.
Outside the U.S. for the three and six months ended June 30, 2026, the volume increase was driven by Mounjaro, and the lower realized prices were primarily driven by the addition of Mounjaro to the National Reimbursement Drug List (NRDL) in China.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Percent Change
	2026			2025
	U.S.	Outside U.S.	Total	Total
Mounjaro	$4,791	$5,152	$9,943	$5,199	91
Zepbound(1)	4,873	55	4,928	3,381	46
Verzenio	845	629	1,474	1,489	(1)
Jardiance(2)	616	615	1,232	690	79
Trulicity	908	312	1,219	1,092	12
Taltz	539	317	856	848	1
Other	1,842	1,481	3,322	2,859	16
Revenue	$14,413	$8,561	$22,974	$15,558	48
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,				Percent Change
	2026			2025
	U.S.	Outside U.S.	Total	Total
Mounjaro	$9,024	$9,582	$18,605	$9,041	106
Zepbound(1)	9,006	81	9,088	5,693	60
Verzenio	1,551	1,224	2,776	2,648	5
Jardiance(2)	1,128	1,218	2,346	1,704	38
Trulicity	1,508	630	2,138	2,187	(2)
Taltz	956	632	1,588	1,610	(1)
Other	3,359	2,873	6,233	5,403	15
Revenue	$26,532	$16,241	$42,773	$28,286	51
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
Revenue of Mounjaro increased 45 percent and 51 percent in the U.S. during the three and six months ended June 30, 2026, respectively, reflecting strong demand, partially offset by lower realized prices. Lower realized prices in the U.S. were partially offset by adjustments to estimates for rebates and discounts during the three and six months ended June 30, 2026. Revenue outside the U.S. during the three and six months ended June 30, 2026 was $5.2 billion and $9.6 billion, respectively, compared to $1.9 billion and $3.1 billion during the three and six months ended June 30, 2025, respectively, primarily driven by volume growth, partially offset by lower realized prices driven by the addition of Mounjaro to the NRDL in China.
Revenue of Zepbound increased 44 percent and 58 percent in the U.S. during the three and six months ended June 30, 2026, respectively, primarily driven by strong demand, partially offset by lower realized prices, including previously announced reductions in cash-pay prices. Lower realized prices were partially offset by adjustments to estimates for rebates and discounts during the three and six months ended June 30, 2026.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Gross margin	$19,706	$13,110	50	$35,928	$23,614	52
Gross margin as a percent of revenue	85.8%	84.3%		84.0%	83.5%
Research and development	$3,819	$3,336	14	$7,329	$6,070	21
Marketing, selling, and administrative	3,430	2,753	25	6,364	5,221	22
Acquired IPR&D	2,776	154	NM	3,360	1,726	95
Asset impairment, restructuring, and other special charges	703	—	NM	982	35	NM
Income taxes	2,152	1,116	93	3,606	1,813	99
Effective tax rate	23.3%	16.5%		19.9%	17.7%
NM - not meaningful
Gross margin as a percent of revenue for the three months ended June 30, 2026 increased 1.5 percentage points, primarily driven by improved cost of production and favorable product mix, partially offset by lower realized prices. Gross margin as a percent of revenue for the six months ended June 30, 2026 increased 0.5 percentage points, primarily driven by improved cost of production, partially offset by lower realized prices.
Research and development expenses increased 14 percent and 21 percent for the three and six months ended June 30, 2026, respectively, driven by continued investments in our early and late-stage portfolio.
Marketing, selling, and administrative expenses increased 25 percent and 22 percent for the three and six months ended June 30, 2026, respectively, primarily driven by promotional efforts supporting ongoing and planned launches.
Acquired IPR&D charges for the three and six months ended June 30, 2026 were primarily related to the acquisitions of Orna and Ajax. Acquired IPR&D charges for the six months ended June 30, 2025 were primarily related to the acquisition of Scorpion's PI3Kα inhibitor program, STX-478. See Note 4 to the consolidated condensed financial statements for additional information.
Asset impairment, restructuring, and other special charges for the three and six months ended June 30, 2026 were primarily related to the accelerated vesting of employee equity awards and other acquisition and integration costs associated with the closing of our acquisitions of business combinations. In addition, asset impairment, restructuring, and other special charges recognized during the six months ended June 30, 2026 included charges related to litigation matters. See Note 4 and Note 9 to the consolidated condensed financial statements for additional information.
The effective tax rates were 23.3 percent and 16.5 percent for the three months ended June 30, 2026 and 2025, respectively. The higher tax rate for the three months ended June 30, 2026 was primarily driven by the unfavorable tax impact of nondeductible acquired IPR&D charges and, to a lesser extent, a mix of earnings in higher tax jurisdictions and the unfavorable tax impact of asset impairment, restructuring, and other special charges.
The effective tax rates were 19.9 percent and 17.7 percent for the six months ended June 30, 2026 and 2025, respectively. The higher tax rate for the six months ended June 30, 2026 was primarily driven by a mix of earnings in higher tax jurisdictions and the unfavorable tax impact of asset impairment, restructuring, and other special charges. The effective tax rates in both periods were unfavorably impacted by nondeductible acquired IPR&D charges.

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
Cash and cash equivalents increased to $9.0 billion as of June 30, 2026, compared with $7.3 billion as of December 31, 2025. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the six months ended June 30, 2026 and 2025.
In addition to our cash and cash equivalents, we held total investments of $3.9 billion and $2.9 billion as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, we had approximately $806 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years. See Note 8 to the consolidated condensed financial statements for additional information.
In May 2026, we issued long-term debt totaling $9.0 billion and used the net cash proceeds from this offering for general corporate purposes, including the repayment of outstanding commercial paper and the funding of a portion of the upfront cash consideration and related fees and expenses payable in connection with our acquisitions of Centessa and Kelonia. See Note 8 to the consolidated condensed financial statements for additional information.
We paid $13.3 billion in 2026 related to business development activity, primarily driven by the acquisitions of Centessa, Kelonia, Orna, Ventyx, and Ajax. See Note 4 to the consolidated condensed financial statements for additional information.
In July 2026, we paid approximately $2.0 billion to acquire companies to build an infectious disease portfolio. See Note 4 to the consolidated condensed financial statements for additional information. In addition, we have entered into an agreement to acquire AtaiBeckley Inc., subject to closing conditions. The potential amount payable at closing for this pending acquisition is approximately $2.8 billion.
As of June 30, 2026, total debt was $54.9 billion, an increase of $12.4 billion compared with $42.5 billion as of December 31, 2025.
As of June 30, 2026, we had a total of $10.1 billion of unused committed bank credit facilities, $10.0 billion of which is available to support our commercial paper program. We believe that amounts accessible through existing commercial paper markets or other sources should be adequate to fund short-term borrowing needs.
During the six months ended June 30, 2026, we repurchased $4.0 billion of shares under our $15.0 billion share repurchase program authorized in December 2024. As of June 30, 2026, we had $7.0 billion remaining under this program.
During the six months ended June 30, 2026, we paid dividends of $3.1 billion, or $3.46 per share, to our shareholders.
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
Our management, with the participation of David Ricks, president and chief executive officer, and Lucas Montarce, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2025) as of June 30, 2026, and concluded that they were effective.
(b)Changes in Internal Controls. During the second quarter of 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended June 30, 2026:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2026	1,435	$970.21	1,435	$7,180
May 2026	34	1,005.33	34	7,146
June 2026	154	1,019.77	154	6,989
Total	1,623	975.65	1,623
During the three months ended June 30, 2026, we repurchased $1.6 billion of shares under our $15.0 billion share repurchase program that our board authorized in December 2024.
Item 5. Other Information
On May 11, 2026, Donald Zakrowski, senior vice president, finance, and chief accounting officer, adopted a sales plan (Plan). The Plan was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act of 1934 and our policies regarding trading in our securities. The Plan calls for the sale of up to 2,000 shares of company common stock between August 10, 2026 and May 10, 2027 subject to the terms and conditions of the Plan.

Item 6. Exhibits
The following documents are filed as a part of this Quarterly Report:

Exhibit	Description
3.1	Amended Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 4, 2022

3.2	Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 4, 2022

10.1	The Lilly Directors' Deferral Plan, as amended(1)*

31.1	Rule 13a-14(a) Certification of David Ricks, Chair, President, and Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Lucas Montarce, Executive Vice President and Chief Financial Officer*

32	Section 1350 Certification*

101	Interactive Data Files (embedded within the Inline XBRL document)*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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

ELI LILLY AND COMPANY
(Registrant)

Date:	August 5, 2026	/s/ Lucas Montarce
Lucas Montarce
Executive Vice President and Chief Financial Officer
Date:	August 5, 2026	/s/ Donald Zakrowski
Donald Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer