Form 10-Q
period 2026-09-30
ELI LILLY & Co
filed 2026-10-29
CIK 59478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares of common stock outstanding as of October 26, 2026:

Class	Number of Shares Outstanding
Common	940,745,031

Eli Lilly and Company
Form 10-Q
For the Quarter Ended September 30, 2026

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

PART I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Statements of Operations
(Unaudited)
ELI LILLY AND COMPANY
(Dollars and shares in millions, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$24,397	$17,601	$67,170	$45,887
Costs, expenses, and other:
Cost of sales	3,933	3,008	10,778	7,680
Research and development	4,247	3,466	11,576	9,536
Marketing, selling, and administrative	3,125	2,741	9,489	7,963
Acquired in-process research and development	4,181	656	7,541	2,381
Asset impairment, restructuring, and other special charges	303	365	1,285	400
Other–net, (income) expense	202	132	(2)	462
	15,991	10,368	40,667	28,422
Income before income taxes	8,406	7,233	26,503	17,465
Income taxes	1,955	1,650	5,561	3,463
Net income	$6,451	$5,583	$20,942	$14,002

Earnings per share:
Basic	$7.23	$6.22	$23.45	$15.60
Diluted	$7.22	$6.21	$23.42	$15.56

Shares used in calculation of earnings per share:
Basic	891.9	896.9	892.9	897.8
Diluted	893.4	898.8	894.4	899.7
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$6,451	$5,583	$20,942	$14,002
Other comprehensive income, net of tax	132	510	251	1,116
Comprehensive income	$6,583	$6,093	$21,193	$15,118
See notes to consolidated condensed financial statements.

Consolidated Condensed Balance Sheets
ELI LILLY AND COMPANY
(Dollars in millions)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$4,885	$7,268
Accounts receivable	22,089	17,760
Other receivables	3,142	2,395
Inventories	18,194	13,744
Prepaid expenses	16,862	14,315
Other current assets	91	147
Total current assets	65,263	55,629
Noncurrent Assets
Investments	4,013	2,802
Goodwill	9,874	5,898
Other intangibles, net	18,084	6,521
Deferred tax assets	10,955	9,959
Property and equipment, net of accumulated depreciation of $13,373 (2026) and $12,560 (2025)	32,188	24,675
Other noncurrent assets	7,695	6,992
Total assets	$148,072	$112,476
Liabilities and Equity
Current Liabilities
Short-term borrowings and current maturities of long-term debt	$2,517	$1,635
Accounts payable	5,793	5,379
Employee compensation	2,292	2,375
Sales rebates and discounts	24,170	17,382
Other current liabilities	12,224	8,457
Total current liabilities	46,996	35,228
Noncurrent Liabilities
Long-term debt	46,986	40,868
Long-term income taxes payable	6,070	5,875
Other noncurrent liabilities	7,749	3,970
Total noncurrent liabilities	60,805	50,713
Commitments and Contingencies
Equity
Common stock	588	590
Additional paid-in capital	7,309	7,346
Retained earnings	37,969	24,470
Employee benefit trust	(3,013)	(3,013)
Accumulated other comprehensive loss	(2,629)	(2,880)
Other equity	47	22
Total equity	40,271	26,535
Total liabilities and equity	$148,072	$112,476
See notes to consolidated condensed financial statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)
ELI LILLY AND COMPANY
(Dollars in millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$20,942	$14,002
Adjustments to Reconcile Net Income to Cash Flows from Operating Activities:
Depreciation and amortization	1,588	1,411
Change in deferred income taxes	(1,098)	(959)
Stock-based compensation expense	562	490
Acquired in-process research and development	7,541	2,381
Other changes in operating assets and liabilities, net of acquisitions and divestitures	(1,899)	(4,419)
Other operating activities, net	(216)	682
Net Cash Provided by Operating Activities	27,420	13,588
Cash Flows from Investing Activities
Purchases of property and equipment	(8,437)	(5,294)
Purchases of noncurrent investments	(862)	(518)
Purchases of in-process research and development	(7,548)	(2,584)
Cash paid for acquisitions, net of cash acquired	(10,692)	(549)
Other investing activities, net	(72)	776
Net Cash Used for Investing Activities	(27,611)	(8,169)
Cash Flows from Financing Activities
Dividends paid	(4,635)	(4,039)
Net change in short-term borrowings	—	(4,338)
Proceeds from issuance of long-term debt	8,941	13,167
Repayments of long-term debt	(1,623)	(778)
Purchases of common stock	(4,334)	(2,600)
Other financing activities, net	(612)	(746)
Net Cash (Used for) Provided by Financing Activities	(2,263)	666
Effect of exchange rate changes on cash and cash equivalents	71	439
Net (decrease) increase in cash and cash equivalents	(2,383)	6,524
Cash and cash equivalents at January 1	7,268	3,268
Cash and Cash Equivalents at September 30	$4,885	$9,792
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
Note 2: Revenue
The following table summarizes our revenue recognized in our consolidated condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net product revenue	$22,650	$16,331	$62,506	$42,658
Collaboration and other revenue	1,747	1,270	4,664	3,229
Revenue	$24,397	$17,601	$67,170	$45,887
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

Adjustments to Revenue
Adjustments to revenue recognized as a result of changes in estimates for our most significant United States (U.S.) sales returns, rebates, and discounts liability balances for products shipped in previous periods were 2 percent of U.S. revenue during the three and nine months ended September 30, 2026 and less than 1 percent of U.S. revenue during the three and nine months ended September 30, 2025.
Disaggregation of Revenue
The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$4,998	$5,725	$10,723	$3,550	$2,965	$6,515
Zepbound(1)	5,267	86	5,352	3,568	20	3,588
Jardiance(2)	781	796	1,578	424	535	959
Trulicity	601	302	904	707	345	1,052
Other cardiometabolic health	729	479	1,207	618	446	1,064
Total cardiometabolic health	12,376	7,388	19,764	8,867	4,311	13,178

Oncology:
Verzenio	897	614	1,511	880	590	1,470
Other oncology	621	468	1,089	495	443	937
Total oncology	1,518	1,082	2,600	1,375	1,033	2,408

Immunology:
Taltz	539	316	856	583	318	902
Other immunology	262	318	579	190	271	461
Total immunology	801	634	1,435	773	589	1,362

Neuroscience	384	59	444	240	76	316

Other	57	97	154	45	292	337

Revenue	$15,136	$9,261	$24,397	$11,300	$6,301	$17,601
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.

The following table summarizes revenue, including net product revenue and collaboration and other revenue, by product for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026			2025
	U.S.	Outside U.S.	Total	U.S.	Outside U.S.	Total
Cardiometabolic Health:
Mounjaro	$14,022	$15,306	$29,328	$9,508	$6,048	$15,556
Zepbound(1)	14,273	167	14,440	9,254	28	9,281
Jardiance(2)	1,909	2,014	3,924	1,116	1,547	2,663
Trulicity	2,109	932	3,042	2,221	1,018	3,239
Other cardiometabolic health	1,728	1,416	3,143	1,709	1,281	2,989
Total cardiometabolic health	34,041	19,836	53,877	23,807	9,922	33,729

Oncology:
Verzenio	2,448	1,838	4,286	2,467	1,651	4,118
Other oncology	1,770	1,381	3,151	1,373	1,277	2,650
Total oncology	4,218	3,219	7,437	3,840	2,929	6,769

Immunology:
Taltz	1,495	949	2,444	1,609	902	2,511
Other immunology	716	895	1,611	444	751	1,195
Total immunology	2,211	1,844	4,055	2,052	1,654	3,706

Neuroscience	1,002	253	1,254	677	255	932

Other	197	349	546	227	525	752

Revenue	$41,668	$25,502	$67,170	$30,604	$15,283	$45,887
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
The following table summarizes revenue by geographical area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue(1):
U.S.	$15,136	$11,300	$41,668	$30,604
Europe	4,459	3,498	12,219	8,461
China	947	560	2,582	1,477
Japan	648	555	1,847	1,478
Rest of world	3,206	1,688	8,854	3,867
Revenue	$24,397	$17,601	$67,170	$45,887
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
For the Jardiance product family in the most significant markets, which remains in the collaboration through December 31, 2028, we receive a share of net sales depending on performance of the product, which we recognize as collaboration and other revenue. The following table summarizes our revenue recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Jardiance	$1,578	$959	$3,924	$2,663
We recognized sales-based milestones for Jardiance of $410 million and $910 million for the three and nine months ended September 30, 2026, respectively, compared with $200 million for both the three and nine months ended September 30, 2025. During the nine months ended September 30, 2025, we also recognized a one-time benefit of $370 million for Jardiance. As of September 30, 2026, no further sales-based milestones remain to be earned under the collaboration.
Ebglyss
We have a license agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively, Roche), which provides us the worldwide development and commercialization rights to lebrikizumab, which is branded and trademarked as Ebglyss. Roche receives tiered royalty payments on worldwide net sales ranging in percentages from high single digits to high teens, which we recognize as cost of sales. As of September 30, 2026, Roche is eligible to receive additional payments from us, including up to $900 million in potential sales-based milestones.
We have a license agreement with Almirall, S.A. (Almirall), under which Almirall licensed the rights to develop and commercialize Ebglyss, for the treatment or prevention of dermatology indications, including, but not limited to, atopic dermatitis, in Europe. We receive tiered royalty payments on net sales in Europe ranging in percentages from low double digits to low twenties, which we recognize as collaboration and other revenue. As of September 30, 2026, we are eligible to receive additional payments up to $1.2 billion in a series of sales-based milestones.
Foundayo
We have a license agreement with Chugai Pharmaceutical Co., Ltd. (Chugai), which provides us the worldwide development and commercialization rights to orforglipron, which is branded and trademarked as Foundayo. In addition to milestone payment rights which are not material, Chugai receives tiered royalty payments on worldwide net sales ranging in percentages from mid single digits to low teens, which we recognize as cost of sales.

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
For the nine months ended September 30, 2026 and 2025, our significant acquisitions that were accounted for as business combinations were Kelonia Therapeutics, Inc. (Kelonia), Centessa Pharmaceuticals plc (Centessa), and Ventyx Biosciences, Inc. (Ventyx) and are summarized in the following table:

	Kelonia	Centessa	Ventyx
Acquisition date	June 25, 2026	June 24, 2026	March 4, 2026
Business description	In vivo chimeric antigen receptor T-cell (CAR-T) therapies	Orexin receptor 2 agonists for sleep-wake disorders	Oral therapies for inflammatory-mediated diseases
Estimated fair value as of acquisition date:
Cash	$46	$233	$120
Acquired in-process research and development (IPR&D)	4,695	6,058	977
Goodwill(1)	1,052	1,655	232
Deferred tax liabilities, net	(822)	(1,279)	(150)
Other assets and liabilities, net	(74)	(74)	(1)
Acquisition date fair value of consideration	4,897	6,593	1,178
Less:
Cash acquired	(46)	(233)	(120)
Fair value of contingent consideration	(1,765)	(402)	N/A
Cash consideration paid, net of cash acquired	$3,086	$5,958	$1,058

Contingent consideration(2)	$3,750	$1,542	N/A
Primary acquired IPR&D intangible	KLN-1010	ORX750	VTX3232
(1) The goodwill recognized from these acquisitions is primarily attributable to future unidentified projects and products, the assembled workforce for the companies, and the recognition of deferred tax liabilities, which is not deductible for tax purposes.
(2) These amounts represent the maximum amount of potential payments and are subject to the achievement of certain specified milestones. See Note 8 for additional information related to contingent consideration amounts.
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

Asset Acquisitions
Upon each asset acquisition, the cost allocated to acquired IPR&D was immediately expensed as acquired IPR&D if the compound had no alternative future use. Milestone payment obligations incurred prior to regulatory approval of the compound were expensed as acquired IPR&D when the event triggering an obligation to pay the milestone occurred. We recognized acquired IPR&D charges of $4.2 billion and $7.5 billion for the three and nine months ended September 30, 2026, respectively, and $656 million and $2.4 billion for the three and nine months ended September 30, 2025, respectively.
The following table summarizes our significant acquired IPR&D charges during 2026 and 2025:

Counterparty	Compound, Therapy, or Asset	Acquisition Month	Phase of Development(1)	Acquired IPR&D Charge
AtaiBeckley Inc. (AtaiBeckley)	BPL-003 (mebufotenin benzoate), synthetic form of 5-MeO-DMT for treatment-resistant depression	September 2026	Phase 2	$2,610
Curevo Inc. (Curevo)	Amezosvatein, adjuvanted subunit vaccine for the prevention of shingles	July 2026	Phase 2	954
Ajax Therapeutics, Inc. (Ajax)	AJ1-11095, oral, Type II JAK2 inhibitor for the treatment of myelofibrosis and polycythemia vera	June 2026	Phase 1	909
Orna Therapeutics, Inc. (Orna)	ORN-252, CD19 targeting in vivo CAR-T therapy designed to treat B cell-driven autoimmune diseases	May 2026	Phase 1	1,233

SiteOne Therapeutics, Inc.(SiteOne)	STC-004, Nav1.8 inhibitor for the treatment of pain	July 2025	Phase 1	494
Scorpion Therapeutics, Inc. (Scorpion)	STX-478, PI3Kα inhibitor for the treatment of breast cancer and other advanced solid tumors	March 2025	Phase 1	1,412
(1) The phase of development presented is as of the date of the arrangement and represents the phase of development of the most advanced asset acquired, where applicable.
Subsequent Events
In October 2026, we acquired Merida Biosciences, Inc. (Merida) for up to $2.9 billion in aggregate, inclusive of an upfront payment and additional potential payments based upon the achievement of certain clinical and regulatory milestones. Our access to information was limited prior to the acquisition. As a consequence, we are in the process of determining the fair values of the assets acquired and liabilities assumed and the associated accounting treatment.
Note 5: Asset Impairment, Restructuring, and Other Special Charges
Asset impairment, restructuring, and other special charges recognized during the three and nine months ended September 30, 2026 were $303 million and $1.3 billion, respectively. The charges recognized in the three and nine months ended September 30, 2026 related to a partial impairment of an intangible asset associated with a molecule in development. In addition, charges recognized in the nine months ended September 30, 2026 included charges related to acquisition and integration costs associated with the closing of our acquisitions and charges related to litigation matters.
Asset impairment, restructuring, and other special charges recognized during the three and nine months ended September 30, 2025 were $365 million and $400 million, respectively, primarily related to a litigation charge and acquisition and integration costs associated with the closing of our acquisitions.
See Note 4 and Note 9 for additional information related to our acquisitions and litigation matters, respectively.

Note 6: Income Taxes
The effective tax rates were 23.3 percent and 21.0 percent for the three and nine months ended September 30, 2026, respectively, compared to 22.8 percent and 19.8 percent for the three and nine months ended September 30, 2025, respectively, primarily driven by the unfavorable tax impact of nondeductible acquired IPR&D charges, with a larger impact occurring in 2026. The 2025 effective tax rates were also unfavorably impacted by U.S. tax law changes.
At September 30, 2026 and December 31, 2025, prepaid expenses included prepaid taxes of $15.1 billion and $12.9 billion, respectively.
In October 2026, the Internal Revenue Service (IRS) commenced its examination of tax years 2022-2024. The IRS examination of tax years 2019-2021 remains ongoing. For tax years 2016-2018, we are pursuing competent authority assistance through the Mutual Agreement Procedure (MAP) process for the pricing of certain intercompany transactions. The resolution of these audit periods will likely extend beyond the next 12 months.
Note 7: Inventories
The following table summarizes components of inventories:

	September 30, 2026	December 31, 2025
Finished products	$2,998	$1,931
Work in process	10,688	8,183
Raw materials and supplies	4,460	3,587
Total (approximates replacement cost)	18,146	13,701
Increase to last-in, first-out cost	48	43
Inventories	$18,194	$13,744

Note 8: Financial Instruments
Investments in Equity and Debt Securities
The following table summarizes certain fair value information at September 30, 2026 and December 31, 2025 for investment assets measured at fair value on a recurring basis, as well as the carrying amount and amortized cost of certain other investments:

			Fair Value Measurements Using
	Carrying Amount	Cost	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
September 30, 2026
Cash equivalents(1)	$1,336	$1,336	$1,336	$—	$—	$1,336
Short-term investments:
Available-for-sale debt securities(2)	$14	$14	$5	$9	$—	$14
Other securities	60	60	—	20	40	60
Short-term investments	$74
Noncurrent investments:
Available-for-sale debt securities(2)	$355	$380	$67	$288	$—	$355
Other securities	84	54	—	1	83	84
Marketable equity securities	760	597	760	—	—	760
Equity investments without readily determinable fair values(3)	1,191
Equity method investments(3)	1,623
Noncurrent investments	$4,013

December 31, 2025
Cash equivalents(1)	$4,392	$4,392	$4,392	$—	$—	$4,392
Short-term investments:
Available-for-sale debt securities(2)	$16	$16	$9	$7	$—	$16
Other securities	89	89	—	12	78	89
Short-term investments	$105
Noncurrent investments:
Available-for-sale debt securities(2)	$360	$368	$69	$291	$—	$360
Other securities	85	54	—	2	83	85
Marketable equity securities	223	292	223	—	—	223
Equity investments without readily determinable fair values(3)	846
Equity method investments(3)	1,288
Noncurrent investments	$2,802
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

In August 2026, we renewed our 364-day credit facility, which continues to provide $6.0 billion of capacity and is available to support our commercial paper program. We have not drawn against the 364-day facility as of September 30, 2026.

In August 2026, we refinanced our multi-year credit facility, which continues to provide $4.0 billion of capacity and is available to support our commercial paper program. Our multi-year credit facility will now expire in August 2031. We have not drawn against the multi-year facility as of September 30, 2026.
The following table summarizes the carrying amount and fair value using Level 2 inputs for our long-term debt:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$49,503	$43,687	$42,503	$39,799
Contingent Consideration
Contingent consideration is additional consideration payable as a result of an acquisition accounted for as a business combination that is contingent on the achievement of certain development, success-based regulatory, or sales-based milestones. Contingent consideration liabilities are carried at fair value, estimated using a discounted cash flow analysis and Level 3 inputs. These inputs include projections of expected cash payments associated with the agreed-upon milestones based primarily on probabilities of technical success, timing of the potential milestone events for the compounds, and estimated discount rates. The following table summarizes the fair value for our contingent consideration liabilities:

	September 30, 2026	December 31, 2025
Other current liabilities	$818	$34
Other noncurrent liabilities	2,070	217
During 2026, the increase in contingent consideration liabilities primarily related to our acquisition of Kelonia. See Note 4 for additional information.
Hedging
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro. We manage foreign currency risk primarily through the use of foreign currency debt and foreign currency forward contracts. Our foreign currency-denominated notes designated as accounting hedges had carrying amounts of $5.0 billion and $6.0 billion as of September 30, 2026 and December 31, 2025, respectively. The following table summarizes the aggregate outstanding notional amounts of our foreign currency forward contracts in U.S. dollar equivalent:

	September 30, 2026		December 31, 2025
	Purchase	Sell	Purchase	Sell
Designated as accounting hedges	$5,712	$—	$67	$—
Not designated as accounting hedges	11,438	7,969	14,281	9,264

The following table summarizes the effects of significant hedging activity on our consolidated condensed financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recognized in other–net, (income) expense:
Foreign currency forward contracts not designated as accounting hedges	$163	$170	$13	$(468)
Recognized in other comprehensive income (loss):
Foreign currency-denominated notes:
Designated as accounting hedges	37	6	168	(683)
Foreign currency forward contracts:
Designated as accounting hedges	14	1	(16)	(1,292)

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
Emgality Patent Litigation
In September 2018, Teva Pharmaceuticals International GmbH and Teva Pharmaceuticals USA, Inc. (collectively, Teva) filed a complaint in the U.S. District Court for the District of Massachusetts alleging that Lilly's launch and continued sales of Emgality infringed various claims in three Teva patents. In November 2022, following a trial, a jury returned a verdict in favor of Teva. In September 2023, the trial court overruled the jury verdict, found all asserted claims invalid, and entered judgment in Lilly's favor. In April 2026, the U.S. Court of Appeals for the Federal Circuit issued an opinion reversing the trial court's finding that the patents are invalid and remanding to the district court, and we recognized a charge related to the matter during the three months ended March 31, 2026. In September 2026, the Federal Circuit denied our petition for rehearing en banc.
Verzenio Hatch-Waxman Litigation
In April 2026, Lilly received notice that Cipla Ltd. had filed an Abbreviated New Drug Application (ANDA) seeking approval for a generic version of Verzenio (abemaciclib) tablets before expiration of the compound patent listed in the U.S. Food and Drug Administration's (FDA) Orange Book. In June 2026, Lilly filed a patent infringement action against Cipla Ltd. and its subsidiary Cipla USA Inc. in the U.S. District Court for the District of Delaware. Trial is scheduled for May 2028.
Tirzepatide Hatch-Waxman Litigation
In July 2026, Lilly received notice that multiple generic companies had filed ANDAs seeking approval to market generic versions of Mounjaro and/or Zepbound before the expiration of some or all of the patents listed for those products in the FDA’s Orange Book. In August 2026, we filed patent infringement actions against these companies in the U.S. District Court for the District of Delaware.
Environmental Matters
We are party to environmental proceedings and other matters, and are responsible under various federal, state and foreign laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as "Superfund," for certain costs of investigating and/or remediating environmental contingencies resulting from past activity at our current or former sites or waste disposal or reprocessing facilities operated by third parties.
Pricing Matters
340B Litigation and Investigations
Since 2021, we have been involved in litigation, administrative proceedings, and other inquiries related to the 340B program. Various state and 340B provider plaintiffs have filed lawsuits against us, and in some cases other manufacturers and third parties, relating to the 340B program, including our policies regarding contract pharmacies, submission of claims data, and our compliance with state laws purporting to regulate the 340B program. The complaints in these lawsuits assert a variety of claims, including antitrust, consumer protection, unfair or deceptive trade practices, unfair competition, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, and violations of state statutes governing 340B pricing. The lawsuits are pending in various federal courts. The plaintiffs generally seek damages, civil penalties, and/or injunctive relief, and are at various stages in the litigation process. We are also involved in other ongoing litigation and inquiries related to the 340B program, including lawsuits Lilly has filed challenging aspects of the 340B program.
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
Other Matters
Actos Litigation
We, along with Takeda Chemical Industries, Ltd. and Takeda affiliates (collectively, Takeda), are named as defendants in a third-party payer class action in the U.S. District Court for the Central District of California. The plaintiffs allege that bladder cancer risk was concealed from them and claim that as a result they and a class of third-party payers are entitled to recover money paid for Actos prescriptions. Our agreement with Takeda calls for Takeda to defend and indemnify us against losses and expenses with respect to U.S. litigation arising out of the manufacture, use, or sale of Actos and other related expenses in accordance with the terms of the agreement. In October 2025, defendants filed a motion for summary judgment, which remains pending.
Mounjaro, Trulicity, and Zepbound Product Liability Litigation
Since August 2023, various plaintiffs have filed lawsuits against us, Novo Nordisk A/S, and other related entities, alleging various injuries following purported use of incretin medicines, including Mounjaro, Trulicity, and Zepbound. The complaints assert a variety of claims and generally seek damages and/or other relief. Most of these lawsuits in the United States have been coordinated or consolidated for pretrial proceedings in two federal MDLs: one focused on alleged gastrointestinal injuries, and the other relating to claims of non-arteritic anterior ischemic optic neuropathy (NAION). Both MDLs are pending in the U.S. District Court for the Eastern District of Pennsylvania. There are also similar proceedings pending against Lilly in Indiana and other state courts. In addition to the cases in the United States, there are two class action petitions in Israel and two class action petitions in Canada alleging various injuries and claims.
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

Note 10: Equity
The following table summarizes components of equity with significant changes during the three months ended September 30, 2026 and 2025:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at June 30, 2026	941.5	$588	$7,117	$31,893	$(2,761)
Net income				6,451
Other comprehensive income, net of tax					132
Purchases of common stock	(0.3)	—		(377)
Issuance of stock under employee stock plans, net	—	—	(8)
Stock-based compensation			200
Other				2
Balance at September 30, 2026	941.2	$588	$7,309	$37,969	$(2,629)

Balance at June 30, 2025	947.2	$592	$7,089	$17,376	$(3,716)
Net income				5,583
Other comprehensive income, net of tax					510
Purchases of common stock	(1.0)	(1)		(708)
Issuance of stock under employee stock plans, net	—	—	(8)
Stock-based compensation			151
Other				1
Balance at September 30, 2025	946.2	$591	$7,232	$22,252	$(3,206)

The following table summarizes components of equity with significant changes during the nine months ended September 30, 2026 and 2025:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance at December 31, 2025	944.8	$590	$7,346	$24,470	$(2,880)
Net income				20,942
Other comprehensive income, net of tax					251
Cash dividends declared per share: $3.46				(3,088)
Purchases of common stock	(4.7)	(3)		(4,361)
Issuance of stock under employee stock plans, net	1.1	1	(599)
Stock-based compensation			562
Other				6
Balance at September 30, 2026	941.2	$588	$7,309	$37,969	$(2,629)

Balance at December 31, 2024	947.9	$592	$7,439	$13,545	$(4,322)
Net income				14,002
Other comprehensive income, net of tax					1,116
Cash dividends declared per share: $3.00				(2,692)
Purchases of common stock	(3.3)	(2)		(2,598)
Issuance of stock under employee stock plans, net	1.6	1	(697)
Stock-based compensation			490
Other				(5)
Balance at September 30, 2025	946.2	$591	$7,232	$22,252	$(3,206)
As of September 30, 2026, we had $6.6 billion remaining under our $15.0 billion share repurchase program authorized in December 2024. We retire shares once we repurchase them.
The following table summarizes the activity related to each component of accumulated other comprehensive income (loss) during the three months ended September 30, 2026 and 2025:

	Foreign Currency Translation(1)	Retirement Benefit Plans	Other	Accumulated Other Comprehensive Loss
Balance at June 30, 2026	$(1,055)	$(1,957)	$250	$(2,761)
Other comprehensive income (loss)	132	13	(13)	132
Balance at September 30, 2026	$(922)	$(1,944)	$237	$(2,629)

Balance at June 30, 2025	$(1,758)	$(2,193)	$235	$(3,716)
Other comprehensive income (loss)	466	20	23	510
Balance at September 30, 2025	$(1,292)	$(2,173)	$259	$(3,206)
(1) Includes the impact of foreign currency transactions designated as net investment hedges. See Note 8 for additional information.

The following table summarizes the activity related to each component of accumulated other comprehensive income (loss) during the nine months ended September 30, 2026 and 2025:

	Foreign Currency Translation(1)	Retirement Benefit Plans	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(1,149)	$(1,987)	$255	$(2,880)
Other comprehensive income (loss)	226	43	(18)	251
Balance at September 30, 2026	$(922)	$(1,944)	$237	$(2,629)

Balance at December 31, 2024	$(2,390)	$(2,179)	$246	$(4,322)
Other comprehensive income (loss)	1,098	6	12	1,116
Balance at September 30, 2025	$(1,292)	$(2,173)	$259	$(3,206)
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
The following table summarizes information for our single reportable segment, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$24,397	$17,601	$67,170	$45,887
Less:
Cost of sales	3,933	3,008	10,778	7,680
Early-stage research and development(1)	1,663	1,250	4,379	3,396
Late-stage research and development(1)	2,584	2,216	7,197	6,140
Marketing, selling, and administrative	3,125	2,741	9,489	7,963
Acquired in-process research and development	4,181	656	7,541	2,381
Other segment items(2)	2,460	2,148	6,844	4,325
Net income	$6,451	$5,583	$20,942	$14,002

Interest expense	$378	$180	$1,055	$672
Expenditures for long-lived assets(3)	3,639	2,320	8,983	5,821
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
Financial Results
The following table summarizes certain financial information:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Revenue	$24,397	$17,601	39	$67,170	$45,887	46
Net income	6,451	5,583	16	20,942	14,002	50
Earnings per share - diluted	7.22	6.21	16	23.42	15.56	51
Revenue increased for the three and nine months ended September 30, 2026, driven primarily by increased volume, partially offset by lower realized prices. The increased volume and the lower realized prices during the three and nine months ended September 30, 2026 were primarily driven by Mounjaro and Zepbound.
Net income and earnings per share for the three and nine months ended September 30, 2026 increased primarily due to higher gross margin, partially offset by higher acquired IPR&D charges, research and development expenses, and marketing, selling, and administrative expenses.
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

Compound	Development
Insulin efsitora alfa (Onswik)	The FDA approved insulin efsitora alfa for type 2 diabetes.
The Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending insulin efsitora alfa for the treatment of type 2 diabetes in the EU.
Orforglipron (Foundayo)	The FDA approved orforglipron for obesity.
The CHMP issued a positive opinion recommending orforglipron for the treatment of obesity and of type 2 diabetes in the EU.
Submitted orforglipron for type 2 diabetes in the U.S. and Japan.
Tirzepatide (Mounjaro)	The FDA approved tirzepatide to reduce cardiovascular risk in type 2 diabetes.
Retatrutide	Announced that Phase 3 trials for retatrutide for obesity met their primary endpoints.
Announced that Phase 3 trials for retatrutide for type 2 diabetes met their primary endpoints.
Baricitinib	A Phase 3 trial was initiated for baricitinib for type 1 diabetes.
Eloralintide	A Phase 3 trial was initiated for eloralintide incretin add-on for obesity.
A Phase 3 trial was initiated for eloralintide for obstructive sleep apnea (OSA).
A Phase 3 trial was initiated for eloralintide for osteoarthritis (OA) pain.
Brenipatide	A Phase 3 trial was initiated for brenipatide for major depressive disorder.
Sofetabart mipitecan(1)	A Phase 3 trial was initiated for sofetabart mipitecan for platinum-sensitive ovarian cancer.
Tersolisib	A Phase 3 trial was initiated for tersolisib for PIK3CA+ advanced breast cancer.
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

We have entered into voluntary agreements with the U.S. government in which, among other arrangements, we agreed to lower Medicaid and certain other drug prices for U.S. patients and to launch new medicines with a more balanced pricing approach across developed nations. Under the Medicare GLP-1 Bridge program, Medicare beneficiaries obtained access to discounted Lilly obesity medicines effective July 1, 2026 through December 31, 2027, and individual state Medicaid programs separately have the option to expand access to these medicines. We continue to engage with the Centers for Medicare & Medicaid Services on long-term Medicare access to obesity medicines. Continued uptake from this expanded access is unknown. Moreover, the outcome of these arrangements and broader U.S. policy efforts to align domestic pharmaceutical pricing with international benchmarks from countries with competing healthcare cost containment priorities is uncertain and could negatively impact our pricing strategies, product demand or access, or competitive positioning across global markets, and may result in reduced revenue in certain markets.
The Inflation Reduction Act of 2022 (IRA) requires the U.S. Department of Health and Human Services (HHS) to effectively set prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D. Currently, these government prices generally apply beginning at nine years (for medicines approved under a New Drug Application) or thirteen years (for medicines approved under a Biologics License Application) following FDA approval or licensure for the molecule. HHS selected Jardiance, which is part of our collaboration with Boehringer Ingelheim, in August 2023 (effective 2026), and selected Trulicity and Verzenio in January 2026 (to be effective 2028), as medicines subject to government-set prices. Given our product portfolio, we expect other significant products will be selected in future years. The IRA has, and will continue to, meaningfully influence our business strategies and those of our competitors and could significantly impact our business and consolidated results of operations.
The U.S. and other countries have imposed or reached alignment on tariffs. In some cases, imposed tariffs have been paused but may come into effect quickly and unpredictably. While Lilly and pharmaceuticals are exempt from certain of these tariffs, such exemptions may expire, may be terminated or may not apply to any future tariffs. The precise impact of tariffs, trade protection measures, and other restrictions depends on their ultimate scope, timing, and other factors. If enacted, additional restrictions could result in supply disruptions or delays, further increase costs, or otherwise have a negative impact on our business.
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
Incretin Medicines
Mounjaro, Zepbound, and Foundayo accounted for 66 percent of our total revenue for the nine months ended September 30, 2026, and we expect cardiometabolic health products will continue to represent a significant and growing portion of our business, revenue, and prospects.

In the second quarter of 2026, we launched Foundayo (orforglipron) in the U.S. for the treatment of obesity and submitted orforglipron to the FDA for type 2 diabetes. Internationally, we have launched Mounjaro, and we have submitted or launched orforglipron for the treatment of obesity and/or type 2 diabetes in all major markets. To support anticipated demand for our current and prospective products, we have undertaken significant manufacturing expansion initiatives. Additional capacity is expected to become operational over the next several years.
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
We continue to see the production, marketing, and sale of counterfeit, misbranded, adulterated, and mass-compounded incretins. These practices may impact patient safety and undermine regulatory drug approval processes. Although the FDA has declared that compounding pharmacies are required to cease mass production, we cannot guarantee adequate regulation or compliance. Lilly will continue to consider all options, including filing lawsuits where appropriate, to address unlawful practices and the patient safety risks of unapproved, untested, and manipulated drugs.
Tax Matters
We are subject to income taxes and various other taxes in the U.S. and in many foreign jurisdictions; therefore, changes in both domestic and international tax laws or regulations have affected and may affect our effective tax rate, results of operations, and cash flows. The U.S. and countries around the world are actively proposing and enacting tax law changes. Further, actions taken with respect to tax-related matters by associations such as the Organisation for Economic Co-operation and Development and the European Commission could influence tax laws in countries in which we operate. Tax authorities in the U.S. and other jurisdictions in which we do business routinely examine our tax returns and are continuing to increase their scrutiny of cross-border tax issues. Additionally, we are subject to increasing tax disclosure obligations globally that could heighten our audit risk. Changes to existing U.S. and foreign tax laws and increased scrutiny by tax authorities in the U.S. and other jurisdictions could have a material adverse impact on our future consolidated results of operations and cash flows.
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
Foreign Currency Exchange Rates
As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro. While we seek to manage a portion of these exposures through hedging and other risk management techniques, significant fluctuations in currency rates can have a material impact, either positive or negative, on our consolidated results of operations in any given period. There is uncertainty in the future movements in foreign currency exchange rates, and fluctuations in these rates have and could adversely impact our consolidated results of operations and cash flows.
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

RESULTS OF OPERATIONS
Revenue
The following table summarizes our revenue activity by region:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
U.S.	$15,136	$11,300	34	$41,668	$30,604	36
Outside U.S.	9,261	6,301	47	25,502	15,283	67
Revenue	$24,397	$17,601	39	$67,170	$45,887	46

The following are components of the change in revenue compared with the prior year:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
	U.S.	Outside U.S.	Consolidated	U.S.	Outside U.S.	Consolidated
Volume	41%	76%	53%	42%	93%	59%
Price	(7)	(29)	(15)	(5)	(30)	(14)
Foreign exchange rates	—	—	—	—	4	1
Percent change	34%	47%	39%	36%	67%	46%
In the U.S. for the three and nine months ended September 30, 2026, the volume increase was primarily driven by Zepbound and Mounjaro. In the U.S. for the three months ended September 30, 2026, the lower realized prices were primarily driven by Zepbound, partially offset by adjustments to estimates for rebates and discounts primarily driven by Mounjaro. In the U.S. for the nine months ended September 30, 2026, the lower realized prices were primarily driven by Zepbound and Mounjaro, partially offset by adjustments to estimates for rebates and discounts primarily driven by Mounjaro, Trulicity, and Zepbound.
Outside the U.S. for the three and nine months ended September 30, 2026, the volume increase was driven by Mounjaro, and the lower realized prices were primarily driven by the inclusion of Mounjaro on the National Reimbursement Drug List (NRDL) in China.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Percent Change
	2026			2025
	U.S.	Outside U.S.	Total	Total
Mounjaro	$4,998	$5,725	$10,723	$6,515	65
Zepbound(1)	5,267	86	5,352	3,588	49
Jardiance(2)	781	796	1,578	959	65
Verzenio	897	614	1,511	1,470	3
Trulicity	601	302	904	1,052	(14)
Taltz	539	316	856	902	(5)
Other	2,052	1,422	3,474	3,115	12
Revenue	$15,136	$9,261	$24,397	$17,601	39
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.

The following table summarizes our revenue, including net product revenue and collaboration and other revenue, by product for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,				Percent Change
	2026			2025
	U.S.	Outside U.S.	Total	Total
Mounjaro	$14,022	$15,306	$29,328	$15,556	89
Zepbound(1)	14,273	167	14,440	9,281	56
Verzenio	2,448	1,838	4,286	4,118	4
Jardiance(2)	1,909	2,014	3,924	2,663	47
Trulicity	2,109	932	3,042	3,239	(6)
Taltz	1,495	949	2,444	2,511	(3)
Other	5,411	4,295	9,706	8,518	14
Revenue	$41,668	$25,502	$67,170	$45,887	46
(1) Tirzepatide is marketed for obesity under the brand name Zepbound in Canada, Japan, and the U.S.
(2) Jardiance revenue includes Glyxambi, Synjardy, and Trijardy XR.
Revenue of Mounjaro increased 41 percent and 47 percent in the U.S. during the three and nine months ended September 30, 2026, respectively, reflecting strong demand, partially offset by lower realized prices. Lower realized prices in the U.S. were partially offset by adjustments to estimates for rebates and discounts during the three and nine months ended September 30, 2026. Revenue of Mounjaro increased 93 percent and 153 percent outside the U.S. during the three and nine months ended September 30, 2026, respectively, primarily driven by volume growth, partially offset by lower realized prices driven by the inclusion of Mounjaro on the NRDL in China.
Revenue of Zepbound increased 48 percent and 54 percent in the U.S. during the three and nine months ended September 30, 2026, respectively, primarily driven by strong demand, partially offset by lower realized prices. Lower realized prices were partially offset by adjustments to estimates for rebates and discounts during the nine months ended September 30, 2026.

Gross Margin, Costs, and Expenses
The following table summarizes our gross margin, costs, and expenses:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Gross margin	$20,464	$14,593	40	$56,392	$38,207	48
Gross margin as a percent of revenue	83.9%	82.9%		84.0%	83.3%
Research and development	$4,247	$3,466	23	$11,576	$9,536	21
Marketing, selling, and administrative	3,125	2,741	14	9,489	7,963	19
Acquired IPR&D	4,181	656	NM	7,541	2,381	NM
Asset impairment, restructuring, and other special charges	303	365	(17)	1,285	400	NM
Income taxes	1,955	1,650	18	5,561	3,463	61
Effective tax rate	23.3%	22.8%		21.0%	19.8%
NM - not meaningful
Gross margin as a percent of revenue increased 1.0 percentage point and 0.7 percentage points for the three and nine months ended September 30, 2026, respectively, primarily driven by improved cost of production and favorable product mix, partially offset by lower realized prices.
Research and development expenses increased 23 percent and 21 percent for the three and nine months ended September 30, 2026, respectively, driven by continued investments in our early and late-stage portfolio.
Marketing, selling, and administrative expenses increased 14 percent and 19 percent for the three and nine months ended September 30, 2026, respectively, primarily driven by promotional efforts supporting ongoing and planned launches.
Acquired IPR&D charges for the three months ended September 30, 2026 were primarily related to the acquisitions of AtaiBeckley and Curevo. Acquired IPR&D charges for the nine months ended September 30, 2026 were primarily related to the acquisitions of AtaiBeckley, Orna, Curevo, and Ajax. Acquired IPR&D charges for the three months ended September 30, 2025 were primarily related to the acquisition of SiteOne. Acquired IPR&D charges for the nine months ended September 30, 2025 were primarily related to the acquisitions of Scorpion's PI3Kα inhibitor program STX-478 and of SiteOne. See Note 4 to the consolidated condensed financial statements for additional information.
Asset impairment, restructuring, and other special charges for the three and nine months ended September 30, 2026 included a partial impairment of an intangible asset associated with a molecule in development. Asset impairment, restructuring, and other special charges for the nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025 included charges related to acquisition and integration costs associated with the closing of our acquisitions and charges related to litigation matters. See Note 4 and Note 9 to the consolidated condensed financial statements for additional information.
The effective tax rates were 23.3 percent and 21.0 percent for the three and nine months ended September 30, 2026, respectively, compared to 22.8 percent and 19.8 percent for the three and nine months ended September 30, 2025, respectively, primarily driven by the unfavorable tax impact of nondeductible acquired IPR&D charges, with a larger impact occurring in 2026. The 2025 effective tax rates were also unfavorably impacted by U.S. tax law changes.

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
We are making investments in global facilities to manufacture existing and future products. These investments, and other capital investments that support our operations, have increased our capital expenditures and will result in higher capital expenditures in the near term.
Cash and cash equivalents decreased to $4.9 billion as of September 30, 2026, compared with $7.3 billion as of December 31, 2025. Refer to the consolidated condensed statements of cash flows for additional information on the significant sources and uses of cash for the nine months ended September 30, 2026 and 2025.
In addition to our cash and cash equivalents, we held total investments of $4.1 billion and $2.9 billion as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, we had approximately $862 million of unfunded commitments to invest in venture capital funds, which we anticipate will be paid over a period of up to 10 years. See Note 8 to the consolidated condensed financial statements for additional information.
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
During the nine months ended September 30, 2026, we paid $18.2 billion related to business development activity, primarily driven by the acquisitions of Centessa, Kelonia, AtaiBeckley, Orna, Ventyx, Curevo, and Ajax. In October 2026, we acquired Merida for up to $2.9 billion in aggregate, inclusive of an upfront payment and additional potential payments based upon the achievement of certain clinical and regulatory milestones. See Note 4 to the consolidated condensed financial statements for additional information.
As of September 30, 2026, total debt was $49.5 billion, an increase of $7.0 billion compared with $42.5 billion as of December 31, 2025.
As of September 30, 2026, we had a total of $10.1 billion of unused committed bank credit facilities, $10.0 billion of which is available to support our commercial paper program. See Note 8 to the consolidated condensed financial statements for additional information. We believe that amounts accessible through existing commercial paper markets or other sources should be adequate to fund short-term borrowing needs.
During the nine months ended September 30, 2026, we repurchased $4.3 billion of shares under our $15.0 billion share repurchase program authorized in December 2024. As of September 30, 2026, we had $6.6 billion remaining under this program.
During the nine months ended September 30, 2026, we paid dividends of $4.6 billion, or $5.19 per share, to our shareholders. In October 2026, we declared a dividend for the fourth quarter of 2026 of $1.73 per share of outstanding common stock. The dividend of approximately $1.5 billion is payable on December 10, 2026 to shareholders of record at the close of business on November 13, 2026.
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
Our management, with the participation of David Ricks, president and chief executive officer, and Lucas Montarce, executive vice president and chief financial officer, evaluated our disclosure controls and procedures (as such terms are defined in our Annual Report on Form 10-K for the year ended December 31, 2025) as of September 30, 2026, and concluded that they were effective.
(b)Changes in Internal Controls. During the third quarter of 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the activity related to repurchases of our equity securities during the three months ended September 30, 2026:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2026	197	$1,168.21	197	$6,759
August 2026	28	1,188.97	28	6,726
September 2026	95	1,161.39	95	6,615
Total	320	1,167.99	320
During the three months ended September 30, 2026, we repurchased $374 million of shares under our $15.0 billion share repurchase program that our board authorized in December 2024.
Item 5. Other Information
On September 3, 2026, Ilya Yuffa, executive vice president and president Lilly USA and Global Customer Capabilities, adopted a sales plan (Yuffa Plan). The Yuffa Plan provides for the sale of up to 1,000 shares of company common stock and expires on February 10, 2027, subject to earlier termination in accordance with its terms.
On September 8, 2026, Jacob Van Naarden, executive vice president, president of Lilly Oncology and head of corporate business development, adopted a sales plan (Van Naarden Plan). The Van Naarden Plan provides for the sale of up to 7,064 shares of company common stock and expires on February 10, 2027, subject to earlier termination in accordance with its terms.
On September 8, 2026, Anat Hakim, executive vice president, general counsel and secretary, adopted a sales plan (Hakim Plan). The Hakim Plan provides for the sale of up to 22,591 shares of company common stock and expires on February 10, 2027, subject to earlier termination in accordance with its terms.
On September 14, 2026, Edgardo Hernandez, executive vice president and president, manufacturing operations, adopted a sales plan (Hernandez Plan). The Hernandez Plan provides for the sale of up to 1,350 shares of company common stock and expires on February 9, 2028, subject to earlier termination in accordance with its terms.
Each of the above described plans was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act of 1934 and our policies regarding trading in our securities.

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

ELI LILLY AND COMPANY
(Registrant)

Date:	October 29, 2026	/s/ Lucas Montarce
Lucas Montarce
Executive Vice President and Chief Financial Officer
Date:	October 29, 2026	/s/ Donald Zakrowski
Donald Zakrowski
Senior Vice President, Finance, and Chief Accounting Officer